Form 10-Q
period 2007-03-31
IAC/INTERACTIVECORP
filed 2007-05-10
CIK 891103

As filed with the Securities and Exchange Commission on May 10, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

555 West 18th Street, New York, New York 10011

(Address of Registrant’s principal executive offices)

(212) 314-7300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 27, 2007, the following shares of the Registrant’s common stock were outstanding:

Common Stock, including 230,986 shares of restricted stock	261,903,716
Class B Common Stock	25,599,998
Total outstanding Common Stock	287,503,714

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 27, 2007 was $8,220,544,910. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I

FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Product sales	$808,793	$792,533
Service revenue	786,175	656,670
Net revenue	1,594,968	1,449,203
Cost of sales—product sales (exclusive of depreciation shown separately below)	503,387	485,432
Cost of sales—service revenue (exclusive of depreciation shown separately below)	335,073	254,677
Gross profit	756,508	709,094
Selling and marketing expense	344,680	320,871
General and administrative expense	212,010	182,991
Other operating expense	36,975	33,610
Amortization of non-cash marketing	507	8,464
Amortization of intangibles	30,231	52,022
Depreciation	39,138	39,982
Operating income	92,967	71,154
Other income (expense):
Interest income	19,957	18,914
Interest expense	(15,069)	(15,156)
Equity in income of unconsolidated affiliates	7,847	9,169
Other income (expense)	800	(4,255)
Total other income, net	13,535	8,672
Earnings from continuing operations before income taxes and minority interest	106,502	79,826
Income tax provision	(40,532)	(33,287)
Minority interest in income of consolidated subsidiaries	(113)	(123)
Earnings from continuing operations	65,857	46,416
(Loss) income from discontinued operations, net of tax	(3,766)	767
Net earnings available to common shareholders	$62,091	$47,183
Earnings per share from continuing operations:
Basic earnings per share	$0.23	$0.15
Diluted earnings per share	$0.22	$0.14
Net earnings per share available to common shareholders:
Basic earnings per share	$0.22	$0.15
Diluted earnings per share	$0.20	$0.14

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,221,167	$1,428,140
Restricted cash and cash equivalents	29,465	27,855
Marketable securities	787,444	897,742
Accounts receivable, net of allowance of $29,167 and $30,052, respectively	584,314	528,505
Loans held for sale, net	410,059	345,896
Inventories	391,779	362,196
Deferred income taxes	50,742	33,426
Prepaid and other current assets	210,523	188,577
Total current assets	3,685,493	3,812,337
Property, plant and equipment, net	623,030	612,161
Goodwill	7,024,119	6,972,697
Intangible assets, net	1,436,675	1,463,997
Long-term investments	175,060	168,791
Other non-current assets	170,224	164,440
TOTAL ASSETS	$13,114,601	$13,194,423
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$432,053	$358,831
Accounts payable, trade	265,625	287,628
Accounts payable, client accounts	425,967	304,800
Deferred revenue	164,585	147,120
Income taxes payable	—	518,994
Accrued expenses and other current liabilities	570,038	635,816
Total current liabilities	1,858,268	2,253,189
Long-term obligations, net of current maturities	835,210	857,103
Income taxes payable	243,988	—
Other long-term liabilities	154,312	160,263
Deferred income taxes	983,027	1,129,994
Minority interest	24,792	24,881
SHAREHOLDERS’ EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 758 and 846 shares, respectively, issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 412,435,251 and 410,485,690 shares, respectively, and outstanding 261,621,287 and 267,232,782 shares, including 230,986 and 231,204 shares of restricted stock, respectively	412	410
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,686,229	14,636,478
Retained earnings	803,499	320,711
Accumulated other comprehensive income	78,200	76,505
Treasury stock 150,813,964 and 143,252,908 shares, respectively	(6,548,370)	(6,260,145)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)
Total shareholders’ equity	9,015,004	8,768,993
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,114,601	$13,194,423

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid in	Retained	Accum Other Comp.	Treasury	Note Receivable from Key Executive for Common Stock
	Total	$	Shares	$	Shares	$	Shares	Capital	Earnings	Income	Stock	Issuance
	(In thousands)
Balance as of December 31, 2006	$ 8,768,993	$ —	1	$ 410	410,486	$ 32	32,315	$ 14,636,478	$ 320,711	$ 76,505	$ (6,260,145)	$ (4,998)
Comprehensive income:
Net earnings for the three months ended March 31, 2007	62,091								62,091
Unrealized gains on available for sale securities	1,355									1,355
Foreign currency translation	2,802									2,802
Net losses on derivative contracts	(2,462)									(2,462)
Comprehensive income	63,786
Non-cash compensation expense	23,738							23,738
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	12,698			2	1,724			12,696
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	5,308							5,308
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	8,009			—	225			8,009
Purchase of treasury stock	(288,225)							—			(288,225)
Cumulative effect of adoption of FIN 48	420,697								420,697
Balance as of March 31, 2007	$ 9,015,004	$ —	1	$ 412	412,435	$ 32	32,315	$ 14,686,229	$ 803,499	$ 78,200	$ (6,548,370)	$ (4,998)

Accumulated other comprehensive income, net of tax, is comprised of unrealized losses on available for sale securities of $(3,042) and $(4,397) at March 31, 2007 and December 31, 2006, respectively, foreign currency translation adjustments of $81,349 and $78,547 at March 31, 2007 and December 31, 2006, respectively, and net (losses) gains on derivative contracts of $(107) and $2,355 at March 31, 2007 and December 31, 2006, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings available to common shareholders	$62,091	$47,183
Less: loss (income) from discontinued operations, net of tax	3,766	(767)
Earnings from continuing operations	65,857	46,416
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	69,369	92,004
Non-cash compensation expense	24,226	23,966
Amortization of cable distribution fees	1,241	19,696
Amortization of non-cash marketing	507	8,464
Deferred income taxes	1,667	12,628
Gain on sales of loans held for sale	(48,617)	(61,536)
Equity in income of unconsolidated affiliates, net of dividends	(7,847)	(9,169)
Minority interest in income of consolidated subsidiaries	113	123
Increase in cable distribution fees	—	(5,434)
Changes in current assets and liabilities:
Accounts receivable	17,611	6,906
Origination of loans held for sale	(1,997,623)	(2,300,927)
Proceeds from sales of loans held for sale	1,981,313	2,362,617
Inventories	(31,328)	(5,090)
Prepaid and other current assets	(13,436)	(11,276)
Accounts payable, income taxes payable and other current liabilities	(92,722)	(112,464)
Deferred revenue	19,531	19,742
Funds collected by Ticketmaster on behalf of clients, net	43,335	16,656
Other, net	12,368	17,755
Net cash provided by operating activities attributable to continuing operations	45,565	121,077
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(54,576)	(56,909)
Capital expenditures	(52,798)	(59,159)
Purchases of marketable securities	(166,202)	(251,569)
Proceeds from sales and maturities of marketable securities	283,319	448,120
(Increase) decrease in long-term investments	(250)	1,475
Other, net	35	(5,228)
Net cash provided by investing activities attributable to continuing operations	9,528	76,730
Cash flows from financing activities attributable to continuing operations:
Borrowings under warehouse lines of credit	1,947,302	2,262,952
Repayments of warehouse lines of credit	(1,884,903)	(2,260,372)
Principal payments on long-term obligations	(11,484)	(10,612)
Purchase of treasury stock	(322,577)	(115,745)
Issuance of common stock, net of withholding taxes	12,699	20,352
Excess tax benefits from stock-based awards	6,889	7,011
Other, net	(7,860)	7,637
Net cash used in financing activities attributable to continuing operations	(259,934)	(88,777)
Total cash (used in) provided by continuing operations	(204,841)	109,030
Net cash used in operating activities attributable to discontinued operations	(5,748)	(11,745)
Net cash used in investing activities attributable to discontinued operations	(15)	(2,138)
Total cash used in discontinued operations	(5,763)	(13,883)
Effect of exchange rate changes on cash and cash equivalents	3,631	4,172
Net (decrease) increase in cash and cash equivalents	(206,973)	99,319
Cash and cash equivalents at beginning of period	1,428,140	987,080
Cash and cash equivalents at end of period	$1,221,167	$1,086,399

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

IAC/InterActiveCorp is an interactive conglomerate operating more than 60 diversified brands in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. Our operating businesses provide products and services through a diversified portfolio of specialized and global brands and are organized into the following sectors:

•       Retailing, which includes the U.S. and International reporting segments;

•       Transactions, which includes the Ticketmaster, LendingTree, Real Estate and ServiceMagic reporting segments;

•       Media & Advertising; and

•       Membership & Subscriptions, which includes the Interval, Match and Entertainment reporting segments.

IAC businesses enable billions of dollars of consumer-direct transactions and advertising for products and services via interactive distribution channels. All references to “IAC,” the “Company,” “we,” “our” or “us” in this report are to IAC/InterActiveCorp.

Beginning with the first quarter of 2007, the Services sector has been renamed Transactions to more clearly reflect the nature of the activities of the businesses within that sector and several segment names were changed to identify the primary brand name within those segments, where practical. These name changes did not affect the composition of our reporting segments and did not have any impact on our financial reporting.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant estimates underlying the accompanying consolidated financial statements include the inventory carrying adjustment, sales returns and other revenue allowances, allowance for doubtful accounts, recoverability of long-lived assets, including goodwill and intangibles, deferred income taxes, including related valuation allowances, various other allowances, reserves and accruals, and assumptions related to the determination of stock-based compensation.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, subject to certain conditions. Effects of the fair value measurements shall be reported in earnings. Fair value measurements relating to SFAS No. 159 cannot be applied retrospectively. The Company expects to adopt SFAS No. 159 effective January 1, 2008 and is currently assessing its impact on the Company’s consolidated financial position, results of operations and cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and the effect of the measurements on earnings or changes in net assets. Among other things, SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is permitted. The cumulative effect of applying the provisions of SFAS No. 157 will be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company expects to adopt SFAS No. 157 effective January 1, 2008 and is currently assessing its impact on the Company’s consolidated financial position, results of operations and cash flows.

Reclassifications

The accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2006 have been reclassified to present PRC, which was previously reported in IAC’s Transactions sector, and Quiz TV Limited and iBuy, which were previously reported in IAC’s Emerging Businesses group, as discontinued operations. See Note 7 for a further description of discontinued operations. Due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), $238.7 million of income tax liabilities at January 1, 2007 were reclassified from current to non-current income taxes payable as payment is not expected within twelve months of the current reporting date. In addition, certain other prior period amounts have been reclassified to conform with the current period presentation.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2007	December 31, 2006
Goodwill	$7,024,119	$6,972,697
Intangible assets with indefinite lives	1,117,444	1,117,444
Intangible assets with definite lives, net	319,231	346,553
Total goodwill and intangible assets, net	$8,460,794	$8,436,694

Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At March 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted- Average Amortization Life (Years)
Purchase agreements	$309,946	$(214,280)	$95,666	6.8
Distribution agreements	213,677	(191,095)	22,582	4.2
Technology	204,835	(128,226)	76,609	4.5
Customer lists	198,294	(107,169)	91,125	7.7
Merchandise agreements	38,457	(33,330)	5,127	4.7
Other	77,994	(49,872)	28,122	4.4
Total	$1,043,203	$(723,972)	$319,231

At December 31, 2006, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted- Average Amortization Life (Years)
Purchase agreements	$308,242	$(203,857)	$104,385	6.8
Distribution agreements	213,940	(189,139)	24,801	4.2
Technology	204,832	(120,918)	83,914	4.5
Customer lists	198,294	(102,216)	96,078	7.7
Merchandise agreements	38,457	(31,154)	7,303	4.7
Other	75,363	(45,291)	30,072	4.5
Total	$1,039,128	$(692,575)	$346,553

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2006 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2007	$109,940
2008	84,855
2009	64,278
2010	42,361
2011	24,916
2012 and thereafter	20,203
$346,553

The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the three months ended March 31, 2007 (in thousands):

	Balance as of January 1, 2007	Additions	(Deductions)	Foreign Exchange Translation	Balance as of March 31, 2007
Retailing:
U.S.	$2,932,298	$36	$(88)	$—	$2,932,246
International	122,721	—	—	1,227	123,948
Total Retailing	3,055,019	36	(88)	1,227	3,056,194
Transactions:
Ticketmaster	1,078,346	12,750	(1,289)	948	1,090,755
LendingTree	514,489	—	(270)	—	514,219
Real Estate	69,029	—	(35)	—	68,994
ServiceMagic	100,389	—	(10)	—	100,379
Total Transactions	1,762,253	12,750	(1,604)	948	1,774,347
Media & Advertising	1,352,764	12,622	(7,874)	—	1,357,512
Membership & Subscriptions:
Interval	473,931	—	—	—	473,931
Match	232,222	8,931	(15)	652	241,790
Entertainment	66,703	927	—	—	67,630
Total Membership & Subscriptions	772,856	9,858	(15)	652	783,351
Emerging Businesses	29,805	22,910	—	—	52,715
Total	$6,972,697	$58,176	$(9,581)	$2,827	$7,024,119

Additions principally relate to acquisitions. Deductions principally relate to the establishment of a deferred tax asset related to acquired tax attributes, the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized and adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The balance of property, plant and equipment, net is as follows (in thousands):

	March 31, 2007	December 31, 2006
Computer and broadcast equipment	$815,905	$774,587
Buildings and leasehold improvements	313,836	161,893
Furniture and other equipment	130,697	122,498
Projects in progress	45,052	198,893
Land	18,895	18,887
	1,324,385	1,276,758
Less: accumulated depreciation and amortization	(701,355)	(664,597)
Total property, plant and equipment, net	$623,030	$612,161

NOTE 5—SEGMENT INFORMATION

The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. As described in Note 7, PRC, iBuy, Quiz TV Limited, TV Travel Shop, Styleclick and ECS are presented as discontinued operations and, accordingly, are excluded from the tables below.

	Three months ended March 31,
	2007	2006
	(In thousands)
Revenue:
Retailing:
U.S.	$685,336	$673,257
International	102,287	95,796
Total Retailing	787,623	769,053
Transactions:
Ticketmaster	309,860	245,717
LendingTree	99,998	113,933
Real Estate	13,231	11,429
ServiceMagic	21,594	13,972
Total Transactions	444,683	385,051
Media & Advertising	168,054	117,626
Membership & Subscriptions:
Interval	88,983	81,362
Match	82,401	73,270
Entertainment	20,701	23,893
Intra-sector elimination	(26)	(94)
Total Membership & Subscriptions	192,059	178,431
Emerging Businesses	3,523	394
Inter-sector elimination	(974)	(1,352)
Total	$1,594,968	$1,449,203

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	Three months ended March 31,
	2007	2006
	(In thousands)
Operating Income (Loss):
Retailing:
U.S.	$34,572	$42,622
International	5,383	2,274
Total Retailing	39,955	44,896
Transactions:
Ticketmaster	64,795	58,937
LendingTree	127	9,050
Real Estate	(7,972)	(6,727)
ServiceMagic	5,300	2,248
Total Transactions	62,250	63,508
Media & Advertising	10,511	(6,415)
Membership & Subscriptions:
Interval	34,700	30,133
Match	8,184	2,017
Entertainment	(13,732)	(15,018)
Total Membership & Subscriptions	29,152	17,132
Emerging Businesses	(3,043)	(4,088)
Corporate and other	(45,858)	(43,879)
Total	$92,967	$71,154

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	Three months ended March 31,
	2007	2006
	(In thousands)
Operating Income Before Amortization(a):
Retailing:
U.S.	$39,821	$58,967
International	5,386	2,606
Total Retailing	45,207	61,573
Transactions:
Ticketmaster	71,648	65,834
LendingTree	3,113	12,888
Real Estate	(6,557)	(5,075)
ServiceMagic	6,222	3,192
Total Transactions	74,426	76,839
Media & Advertising	17,197	11,597
Membership & Subscriptions:
Interval	41,005	36,438
Match	8,398	5,986
Entertainment	(13,047)	(13,730)
Total Membership & Subscriptions	36,356	28,694
Emerging Businesses	(2,628)	(3,930)
Corporate and other	(22,627)	(19,167)
Total	$147,931	$155,606

(a)           Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC’s segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC’s statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

The following table reconciles Operating Income Before Amortization to operating income and net earnings available to common shareholders.

	Three months ended March 31,
	2007	2006
	(In thousands)
Operating Income Before Amortization	$147,931	$155,606
Non-cash compensation expense	(24,226)	(23,966)
Amortization of non-cash marketing	(507)	(8,464)
Amortization of intangibles	(30,231)	(52,022)
Operating income	92,967	71,154
Interest income	19,957	18,914
Interest expense	(15,069)	(15,156)
Equity in income of unconsolidated affiliates	7,847	9,169
Other income (expense)	800	(4,255)
Income tax provision	(40,532)	(33,287)
Minority interest in income of consolidated subsidiaries	(113)	(123)
(Loss) income from discontinued operations, net of tax	(3,766)	767
Net earnings available to common shareholders	$62,091	$47,183

The Company maintains operations in the United States, Germany, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Three months ended March 31,
	2007	2006
	(In thousands)
Revenue
United States	$1,339,782	$1,239,060
All other countries	255,186	210,143
	$1,594,968	$1,449,203

	March 31, 2007	December 31, 2006
	(In thousands)
Long-lived assets
United States	$593,044	$582,649
All other countries	45,249	45,716
	$638,293	$628,365

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—RECONCILIATION OF NON-GAAP MEASURE

The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company’s reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended March 31, 2007:
	Operating Income Before Amortization	Non-cash compensation expense(A)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$39.8	$(0.6)	$—	$(4.6)	$34.6
International	5.4	—	—	—	5.4
Total Retailing	45.2	(0.6)	—	(4.6)	40.0
Transactions:
Ticketmaster	71.6	—	—	(6.9)	64.8
LendingTree	3.1	(0.1)	—	(2.9)	0.1
Real Estate	(6.6)	—	—	(1.4)	(8.0)
ServiceMagic	6.2	(0.2)	—	(0.8)	5.3
Total Transactions	74.4	(0.3)	—	(11.9)	62.3
Media & Advertising	17.2	—	(0.5)	(6.2)	10.5
Membership & Subscriptions:
Interval	41.0	—	—	(6.3)	34.7
Match	8.4	—	—	(0.2)	8.2
Entertainment	(13.0)	—	—	(0.7)	(13.7)
Total Membership & Subscriptions	36.4	—	—	(7.2)	29.2
Emerging Businesses	(2.6)	(0.1)	—	(0.3)	(3.0)
Corporate and other	(22.6)	(23.2)	—	—	(45.9)
Total	$147.9	$(24.2)	$(0.5)	$(30.2)	93.0
Other income, net					13.5
Earnings from continuing operations before income taxes and minority interest					106.5
Income tax provision					(40.5)
Minority interest in income of consolidated subsidiaries					(0.1)
Earnings from continuing operations					65.9
Loss from discontinued operations, net of tax					(3.8)
Net earnings available to common shareholders					$62.1

(A)       Non-cash compensation expense includes $1.8 million, $2.0 million and $20.3 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—RECONCILIATION OF NON-GAAP MEASURE (Continued)

	For the three months ended March 31, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(B)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing:
U.S.	$59.0	$(0.8)	$—	$(15.5)	$42.6
International	2.6	—	—	(0.3)	2.3
Total Retailing	61.6	(0.8)	—	(15.8)	44.9
Transactions:
Ticketmaster	65.8	—	—	(6.9)	58.9
LendingTree	12.9	1.2	—	(5.0)	9.1
Real Estate	(5.1)	0.6	—	(2.3)	(6.7)
ServiceMagic	3.2	(0.2)	—	(0.8)	2.2
Total Transactions	76.8	1.6	—	(15.0)	63.5
Media & Advertising	11.6	—	(5.5)	(12.5)	(6.4)
Membership & Subscriptions:
Interval	36.4	—	—	(6.3)	30.1
Match	6.0	—	(3.0)	(1.0)	2.0
Entertainment	(13.7)	—	—	(1.3)	(15.0)
Total Membership & Subscriptions	28.7	—	(3.0)	(8.6)	17.1
Emerging Businesses	(3.9)	—	—	(0.1)	(4.1)
Corporate and other	(19.2)	(24.7)	—	—	(43.9)
Total	$155.6	$(24.0)	$(8.5)	$(52.0)	71.2
Other income, net					8.7
Earnings from continuing operations before income taxes and minority interest					79.8
Income tax provision					(33.3)
Minority interest in income of consolidated subsidiaries					(0.1)
Earnings from continuing operations					46.4
Income from discontinued operations, net of tax					0.8
Net earnings available to common shareholders					$47.2

(B)        Non-cash compensation expense includes $2.0 million, $2.2 million and $19.8 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

NOTE 7—DISCONTINUED OPERATIONS

During the second quarter of 2006, Quiz TV Limited, previously reported in IAC’s Emerging Businesses group, ceased operations. During the fourth quarter of 2006, iBuy, also previously reported in IAC’s Emerging Businesses group, was classified as held for sale. Additionally, on November 29, 2006, IAC sold PRC, previously reported in the Teleservices segment of IAC’s Transactions sector, for approximately $286.5 million which resulted in a pre-tax gain of $66.3 million and an after-tax gain of $9.6 million. Accordingly, Quiz TV Limited and iBuy are presented as discontinued operations for all periods presented, and PRC is presented as a discontinued operation in the statements of operations and cash

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

flows for the three months ended March 31, 2006. TV Travel Shop, Styleclick and ECS are also presented as discontinued operations for all periods presented.

The net revenue and net earnings, net of the effect of any minority interest, for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net revenue	$3,630	$104,973
(Loss) earnings before income taxes and minority interest	$(4,853)	$1,856
Income tax benefit (provision)	1,087	(1,089)
Net (loss) earnings	$(3,766)	$767

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings from continuing operations available to common shareholders	$65,857	$65,857	$46,416	$46,416
Interest expense on Convertible Notes, net of tax(a)	—	121	—	—
Net earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	65,857	65,978	46,416	46,416
(Loss) income from discontinued operations, net of tax	(3,766)	(3,766)	767	767
Net earnings available to common shareholders	$62,091	$62,212	$47,183	$47,183
Denominator:
Basic shares outstanding	287,191	287,191	319,432	319,432
Dilutive securities including stock options, warrants and restricted stock and share units	—	17,494	—	17,883
Denominator for earnings per share—weighted average shares(b)	287,191	304,685	319,432	337,315
Earnings (loss) per share:
Earnings per share from continuing operations	$0.23	$0.22	$0.15	$0.14
Discontinued operations, net of tax	(0.01)	(0.02)	—	—
Earnings per share from net earnings	$0.22	$0.20	$0.15	$0.14

(a)           For the three months ended March 31, 2007, approximately 0.6 million weighted average common shares related to the assumed conversion of the Company’s Convertible Notes were included in the calculation of diluted earnings per share. Accordingly, under the “if-converted” method, the interest

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE (Continued)

expense on the Convertible Notes, net of tax, was excluded from the numerator in calculating diluted earnings per share.

(b)          Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company’s Convertible Notes. For the three months ended March 31, 2007 and 2006, approximately 11.4 million and 34.1 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 9—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2007 and December 31, 2006, the Company’s equity investments in unconsolidated affiliates totaled $123.0 million and $117.2 million, respectively, and are included in “Long-term investments” in the accompanying consolidated balance sheets.

Summarized aggregated financial information for the Company’s equity investments is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net sales	$243,073	$207,991
Gross profit	99,709	89,215
Net income	20,971	23,632

NOTE 10—DERIVATIVE INSTRUMENTS

Derivatives Related to Loans Held for Sale

The Company is exposed to certain risks in connection with its mortgage banking operations which are conducted under two brand names, LendingTree Loans and Home Loan Center (herein collectively referred to as “LendingTree Loans”). LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market (“loans held for sale”). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. The fair value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the statement of operations as a component of revenue. The net of these adjustments represents the ineffective portion of highly effective hedges which is also recorded as a component of revenue. If it is determined that the hedging relationship is no longer highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. The fair value of the derivative instruments is recorded in “Prepaid

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DERIVATIVE INSTRUMENTS (Continued)

and other current assets” and/or “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets. For the three months ended March 31, 2007 and 2006, the Company recognized losses in both periods of less than $0.1 million related to hedge ineffectiveness, and losses of $0.4 million and gains of $0.5 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

Effective April 1, 2007, LendingTree Loans discontinued the application of hedge accounting to derivatives entered into to mitigate changes in fair value resulting from interest rate exposure on loans held for sale.  Although LendingTree Loans plans to continue to enter into derivatives for risk management purposes, we will no longer designate these financial instruments as hedges and thus the relationships will no longer qualify for the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—“IRLCs”). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” and SFAS No. 133 and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans’ risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into forward delivery contracts which can reduce the volatility of earnings. Neither the IRLCs nor the related hedging instrument qualify for hedge accounting and both are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations. The net change in the fair value of these derivative instruments for the three months ended March 31, 2007 and 2006 resulted in losses of $0.3 million and gains of $1.6 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The IRLCs are recorded in “Prepaid and other current assets” and/or “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets. At March 31, 2007, there was $803.8 million of IRLC’s notional value outstanding.

Derivatives Related to Long-term Debt

IAC’s objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC’s risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion of its 7.00% Senior Notes due January 15, 2013 (the “2002 Senior Notes”), which effectively changed the Company’s interest rate exposure on a portion of the debt from fixed to floating. As of March 31, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at March 31, 2007 and 2006 resulted in losses of $8.8 million and $17.1 million, respectively. The fair value of the contracts has been recorded in the accompanying consolidated balance sheets in “Other non-current assets” and/or “Other long-term liabilities” with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DERIVATIVE INSTRUMENTS (Continued)

Derivatives Created in the Spin-Off

As a result of the IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.) acquisition, upon conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the “Convertible Notes”), holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company’s option. Following the Expedia spin-off on August 9, 2005, IAC became obligated to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC’s accompanying consolidated balance sheets because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $17.1 million at March 31, 2007. Under the separation agreement related to the Expedia spin-off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC’s accompanying consolidated balance sheet valued at $12.3 million at March 31, 2007. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the three months ended March 31, 2007 and 2006 resulted in net losses of $0.3 million and $5.2 million, respectively, which have been recognized in other income (expense) in the accompanying consolidated statements of operations. The derivative asset related to the Convertible Notes is recorded in “Other non-current assets” and the derivative liability related to the Convertible Notes is recorded in “Other long-term liabilities” in the accompanying consolidated balance sheets. At March 31, 2007, the principal amount of the Convertible Notes outstanding was $14.1 million.

Derivatives Related to Foreign Exchange

IAC’s objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. IAC’s primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar, primarily the Euro, British Pound Sterling and Canadian Dollar. The Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency. As such, from time to time, IAC may enter into forward contracts or swap transactions designated as cash flow hedges with financial institutions to protect against the volatility of future cash flows caused by changes in currency exchange rates in order to reduce, but not always entirely eliminate, the impact of currency exchange rate movements of these local currencies.

During the second quarter of 2003, one of the Company’s foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. This derivative contract has been designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statement of operations and are offsetting. In addition, the remaining effective portion of the derivative gain or loss is recorded in other comprehensive income until the liability is extinguished. The change in fair value of this foreign exchange forward contract at March 31, 2007 and 2006 resulted in unrealized losses of $8.7 million and $5.9 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

On July 19, 2005, IAC completed the acquisition of IAC Search & Media. As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media is wholly owned by IAC.

The following tables present condensed consolidating financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media on a stand-alone basis; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

As of and for the three months ended March 31, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Balance sheet:
Current assets	$1,180,122	$115,277	$2,390,094	$—	$3,685,493
Property, plant and equipment, net	—	49,003	574,027	—	623,030
Goodwill and intangible assets, net	—	1,711,457	6,749,337	—	8,460,794
Investment in subsidiaries	13,272,646	1,213,669	11,879,871	(26,366,186)	—
Other assets	139,125	7,389	198,770	—	345,284
Total assets	$14,591,893	$3,096,795	$21,792,099	$(26,366,186)	$13,114,601
Current liabilities	$11,564	$15,569	$1,831,135	$—	$1,858,268
Long-term debt, net of current maturities	741,188	13,283	80,739	—	835,210
Other liabilities and minority interest	743,441	94,449	568,229	—	1,406,119
Intercompany liabilities	4,080,696	(186,993)	(3,893,703)	—	—
Interdivisional equity	—	3,155,079	20,424,641	(23,579,720)	—
Shareholders’ equity	9,015,004	5,408	2,781,058	(2,786,466)	9,015,004
Total liabilities and shareholders’ equity	$14,591,893	$3,096,795	$21,792,099	$(26,366,186)	$13,114,601

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations:
Net revenue	$—	$146,951	$1,448,017	$—	$1,594,968
Operating expenses	—	(135,369)	(1,366,632)	—	(1,502,001)
Interest (expense) income, net	(123,935)	1,236	127,587	—	4,888
Other income (expense), net	189,789	(1,671)	8,884	(188,355)	8,647
Income tax provision	—	(4,046)	(36,486)	—	(40,532)
Minority interest in loss (income) of consolidated subsidiaries	3	—	(116)	—	(113)
Earnings from continuing operations	65,857	7,101	181,254	(188,355)	65,857
Discontinued operations, net of tax	(3,766)	—	(3,766)	3,766	(3,766)
Net earnings available to common shareholders	$62,091	$7,101	$177,488	$(184,589)	$62,091

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of cash flows:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(87,450)	$31,074	$101,941	$—	$45,565
Cash flows (used in) provided by investing activities attributable to continuing operations	(54,062)	(8,642)	72,232	—	9,528
Cash flows provided by (used in) financing activities attributable to continuing operations	141,512	(18,700)	(382,746)	—	(259,934)
Net cash used in discontinued operations	—	—	(5,763)	—	(5,763)
Effect of exchange rate changes on cash and cash equivalents	—	(66)	3,697	—	3,631
Cash and cash equivalents at beginning of period	—	51,013	1,377,127	—	1,428,140
Cash and cash equivalents at end of period	$—	$54,679	$1,166,488	$—	$1,221,167

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

For the three months ended March 31, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of operations:
Net revenue	$—	$103,356	$1,345,847	$—	$1,449,203
Operating expenses	—	(110,317)	(1,267,732)	—	(1,378,049)
Interest (expense) income, net	(106,721)	81	110,398	—	3,758
Other income (expense), net	153,245	(927)	9,603	(157,007)	4,914
Income tax benefit (provision)	—	3,032	(36,319)	—	(33,287)
Minority interest in income of consolidated subsidiaries	(108)	—	(15)	—	(123)
Earnings (loss) from continuing operations	46,416	(4,775)	161,782	(157,007)	46,416
Discontinued operations, net of tax	767	—	767	(767)	767
Net earnings (loss) available to common shareholders	$47,183	$(4,775)	$162,549	$(157,774)	$47,183

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Statement of cash flows:
Cash flows (used in) provided by operating activities attributable to continuing operations	$(127,410)	$23,192	$225,295	$—	$121,077
Cash flows (used in) provided by investing activities attributable to continuing operations	(59,252)	(4,970)	140,952	—	76,730
Cash flows provided by (used in) financing activities attributable to continuing operations	186,662	(10,490)	(264,949)	—	(88,777)
Net cash used in discontinued operations	—	—	(13,883)	—	(13,883)
Effect of exchange rate changes on cash and cash equivalents	—	335	3,837	—	4,172
Cash and cash equivalents at beginning of period	—	72,977	914,103	—	987,080
Cash and cash equivalents at end of period	$—	$81,044	$1,005,355	$—	$1,086,399

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the three months ended March 31, 2007

During the three months ended March 31, 2007, $6.0 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.2 million shares of IAC common stock and 0.2 million shares of Expedia common stock were issued to the holders.

Supplemental Disclosure of Non-Cash Transactions for the three months ended March 31, 2006

During the three months ended March 31, 2006, $68.2 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 2.6 million shares of IAC common stock and 2.6 million shares of Expedia common stock were issued to the holders.

NOTE 13—INCOME TAXES

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

For the three months ended March 31, 2007, the Company recorded a tax provision for continuing operations of $40.5 million which represents an effective tax rate of 38%. The tax rate for the three months ended March 31, 2007 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign tax credits associated with equity income from unconsolidated affiliates.

For the three months ended March 31, 2006, the Company recorded a tax provision for continuing operations of $33.3 million which represents an effective tax rate of 42%. The tax rate for the three months ended March 31, 2006 is higher than the federal statutory rate of 35% due principally to state taxes, interest on tax contingencies, non-deductible changes in the fair value of the derivatives created in the Expedia spin-off and non-deductible non-cash compensation expense.

The Company has adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition,

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of the adoption resulted in an increase of $420.7 million to retained earnings. As of January 1, 2007 the Company had unrecognized tax benefits of approximately $242.0 million which included accrued interest of $16.0 million. There were no material changes in unrecognized tax benefits for the three months ended March 31, 2007.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three months ended March 31, 2007 is $2.7 million, net of related deferred taxes, for interest on unrecognized tax benefits. At March 31, 2007 the Company has accrued $20.7 million for the payment of interest. There are no material accruals for penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. If unrecognized tax benefits are subsequently recognized, approximately $39.0 million and $31.2 million, net of related deferred tax assets, would reduce income tax expense from continuing operations and discontinued operations, respectively. The IRS is currently examining the Company’s tax returns for the years ended December 31, 2001 through 2003. Various state, local and foreign jurisdictions are currently under exam, the most significant of which are California and Florida, for various tax years after December 31, 2001. The examinations are expected to be completed in late 2008. The Company believes that it is reasonably possible that its unrecognized tax benefits could change within twelve months of the current reporting date. While the amount could be significant, an estimate of this potential change cannot be made.

NOTE 14—CONTINGENCIES

In the ordinary course of business, the Company is a party to various lawsuits.  In the opinion of management, the ultimate outcome of these lawsuits should not have a material impact on the liquidity, results of operations, or financial condition of the Company.  Further, IAC does not believe that the amount of any additional liability that could be reasonably possible with respect to such matters will have a material adverse effect on the liquidity, results of operations, or financial condition of the Company.  The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss.  See Note 13 for discussion related to income tax contingencies.

NOTE 15—SUBSEQUENT EVENT

On May 9, 2007, the Company announced that it had entered into an agreement to sell its German TV and internet retailer Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 (“HSE”). The transaction, which is subject to customary closing conditions, is expected to close during the second or third quarter of 2007. HSE is currently included in IAC’s International reporting segment of its Retailing sector. HSE will be treated as a discontinued operation with effect from the second quarter of 2007, and all relevant prior periods will be reclassified to conform to this presentation. The assets and

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities of HSE included in the accompanying consolidated balance sheets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Current assets	$135,246	$119,921
Goodwill	$123,948	$122,721
Other non-current assets	22,587	22,291
Total non-current assets	$146,535	$145,012
Current liabilities	$66,342	$55,305
Other long-term liabilities	$8,523	$7,992

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

IAC/InterActiveCorp is an interactive conglomerate operating more than 60 diversified brands in sectors being transformed by the internet, online and offline...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. Our operating businesses provide products and services through a diversified portfolio of specialized and global brands and are organized into the following sectors:

•       Retailing, which includes the U.S. and International reporting segments;

•       Transactions, which includes the Ticketmaster, LendingTree, Real Estate and ServiceMagic reporting segments;

•       Media & Advertising; and

•       Membership & Subscriptions, which includes the Interval, Match and Entertainment reporting segments.

IAC businesses enable billions of dollars of consumer-direct transactions and advertising for products and services via interactive distribution channels. All references to “IAC,” the “Company,” “we,” “our” or “us” in this report are to IAC/InterActiveCorp.

Beginning with the first quarter of 2007, the Services sector has been renamed Transactions to more clearly reflect the nature of the activities of the businesses within that sector and several segment names were changed to identify the primary brand name within those segments, where practical. These name changes did not affect the composition of our reporting segments and did not have any impact on our financial reporting.

During the second quarter of 2006, Quiz TV Limited, which was previously reported in our Emerging Business group, ceased operations. Additionally, during the fourth quarter of 2006, PRC, IAC’s Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC’s Emerging Businesses group, was classified as held for sale. Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include PRC through March 31, 2006. Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented.

For a more detailed discussion of the Company’s operating businesses, see the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Set forth below are the contributions made by our sectors and emerging businesses and corporate expenses to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC’s Principles of Financial Reporting) for the three months ended March 31, 2007 and 2006 (rounding differences may occur):

	Three months ended March 31,
	2007	Percentage of total	2006	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$787.6	49%	$769.1	53%
Transactions	444.7	28%	385.1	27%
Media & Advertising	168.1	11%	117.6	8%
Membership & Subscriptions	192.1	12%	178.4	12%
Emerging Businesses	3.5	0%	0.4	0%
Inter-sector elimination	(1.0)	0%	(1.4)	0%
Total	$1,595.0	100%	$1,449.2	100%

	Three months ended March 31,
	2007	Percentage of total	2006	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
Retailing	$40.0	43%	$44.9	63%
Transactions	62.3	67%	63.5	89%
Media & Advertising	10.5	11%	(6.4)	(9)%
Membership & Subscriptions	29.2	31%	17.1	24%
Emerging Businesses	(3.0)	(3)%	(4.1)	(6)%
Corporate and other	(45.9)	(49)%	(43.9)	(62)%
Total	$93.0	100%	$71.2	100%

	Three months ended March 31,
	2007	Percentage of total	2006	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$45.2	31%	$61.6	40%
Transactions	74.4	50%	76.8	49%
Media & Advertising	17.2	12%	11.6	7%
Membership & Subscriptions	36.4	25%	28.7	18%
Emerging Businesses	(2.6)	(2)%	(3.9)	(3)%
Corporate and other	(22.6)	(15)%	(19.2)	(12)%
Total	$147.9	100%	$155.6	100%

Results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006

IAC Consolidated Results

Revenue

Revenue in 2007 increased $145.8 million from 2006 primarily as a result of revenue increases of $59.6 million from the Transactions sector, $50.4 million from the Media & Advertising sector, $18.6 million from the Retailing sector and $13.6 million from the Memberships & Subscriptions sector. The growth in the Transactions sector was driven primarily by a higher mix and volume of concert ticket sales and continued international strength at our Ticketmaster segment. Partially offsetting the revenue growth at Ticketmaster was a decline in LendingTree revenue which continues to be impacted by a contracting mortgage market. The revenue growth from the Media & Advertising sector was driven primarily by an increase in queries and higher revenue per query across most search-related properties. The increase in the Retailing sector reflects the full quarter inclusion and growth of Shoebuy, which was acquired on February 3, 2006, increased revenue at Retailing International and modest growth from the Catalogs business, partially offset by slightly lower sales at HSN. The contribution from the Membership & Subscriptions sector benefited from a 9% increase in average revenue per subscriber in North America and worldwide growth in subscribers of 1% at Match, and a 6% increase in confirmed vacations at Interval.

Additional revenue information is provided below on pages 31 through 36 by sector and segment.

Cost of sales

	Three months ended March 31,
	2007	% Change		2006
	(Dollars in thousands)
Cost of sales	$838,460	13%		$740,109
As a percentage of total revenue	53%	150	bp	51%
Gross margins	47%	(150	) bp	49%

Cost of sales consists primarily of the cost of products sold, as well as ticketing royalties, traffic acquisition costs, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in warehouse and call center functions and credit card processing fees. Ticketing royalties relate to Ticketmaster’s clients’ share of convenience and order processing charges. Traffic acquisition costs consist of revenue share payments to partners that have integrated sponsored listings into their web sites and similar arrangements with third parties who direct traffic to our web sites.

Cost of sales in 2007 increased $98.4 million from 2006 primarily due to increased expenses of $47.6 million from the Transactions sector, $33.0 million from the Media & Advertising sector and $18.7 million from the Retailing sector. The increase in cost of sales from the Transactions sector was primarily driven by increases of $26.3 million in ticketing royalties and $7.7 million in credit card processing fees at our Ticketmaster segment due to higher revenue and higher royalty rates. The increase in the Media & Advertising sector was primarily due to an increase of $28.7 million in revenue share payments to third party traffic sources which is a direct result from the growth in network revenue at IAC Search & Media. Also contributing to the increase in cost of sales were increased expenses from the Retailing sector of $11.3 million in cost of products sold and $7.4 million in fulfillment costs. Included in these increases at the Retailing sector is the impact of a full quarter of results from Shoebuy in 2007.

Selling and marketing expense

	Three months ended March 31,
	2007	% Change		2006
	(Dollars in thousands)
Selling and marketing expense	$344,680	7%		$320,871
As a percentage of total revenue	22%	(53	) bp	22%

Selling and marketing expense consists primarily of advertising and promotional expenditures, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions, on-air distribution costs and catalog circulation costs. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending.

Selling and marketing expense in 2007 increased $23.8 million from 2006 primarily due to increases of $8.5 million from the Media & Advertising sector, $5.8 million from the Membership & Subscriptions sector and $5.6 million from the Retailing sector. The increase in selling and marketing expense from the Media & Advertising sector was primarily due to an increase of $3.0 million in compensation and other employee-related costs at Citysearch, due in part to a 78% increase in headcount from the prior year period, as well as an increase of $1.5 million in advertising and promotional expenditures at IAC Search & Media. In addition, selling and marketing expense increased at the Memberships & Subscriptions sector primarily due to an increase of $6.1 million in advertising and promotional expenditures at Match related to its domestic and international marketing campaigns. Selling and marketing expense from the Retailing sector increased primarily due to an increase of $4.0 million in on-air distribution costs at HSN and a full quarter of results from Shoebuy in 2007, partially offset by a decrease of $2.5 million in catalog circulation costs.

General and administrative expense

	Three months ended March 31,
	2007	% Change		2006
	(Dollars in thousands)
General and administrative expense	$212,010	16%		$182,991
As a percentage of total revenue	13%	67	bp	13%

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

General and administrative expense in 2007 increased $29.0 million from 2006 primarily due to increases of $15.8 million from the Transactions sector and $11.3 million from the Retailing sector. The increase in general and administrative expense from the Transactions sector was primarily due to increases of $4.4 million, $2.2 million and $1.9 million in compensation and other employee-related costs at Ticketmaster, Real Estate and ServiceMagic, respectively, due in part to increases in headcount resulting from growth in these businesses. General and administrative expense at our Ticketmaster segment reflects a $5.8 million reduction in litigation reserves in the prior year period. Also contributing to the increase in general and administrative expense was an increase at the Retailing sector of $5.5 million in compensation and other employee-related costs. Included in this increase at the Retailing sector is the impact of a full quarter of results from Shoebuy in 2007.

General and administrative expense includes non-cash compensation of $20.3 million in 2007 compared with $19.8 million in 2006. As of March 31, 2007, there was approximately $267.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.2 years.

Other operating expense

	Three months ended March 31,
	2007	% Change		2006
	(Dollars in thousands)
Other operating expense	$36,975	10%		$33,610
As a percentage of total revenue	2%	—	bp	2%

Other operating expense consists primarily of compensation and other-employee related costs (including stock-based compensation) for personnel engaged in production and programming at the Retailing sector and product development at IAC Search & Media which includes the design, development, testing and enhancement of its technology.

Other operating expense in 2007 increased $3.4 million from 2006 primarily due to an increase of $2.5 million in compensation and other employee-related costs at IAC Search & Media in 2007, due in part to a 26% increase in headcount, as it continues to upgrade and enhance its search technology.

Depreciation

	Three months ended March 31,
	2007	% Change		2006
	(Dollars in thousands)
Depreciation	$39,138	(2)%		$39,982
As a percentage of total revenue	2%	(31	) bp	3%

Depreciation in 2007 decreased $0.8 million from 2006 primarily due to certain fixed assets becoming fully depreciated during the period, partially offset by the incremental depreciation associated with capital expenditures made during 2006 and 2007.

Operating Income Before Amortization

	Three months ended March 31,
	2007	% Change		2006
	(Dollars in thousands)
Operating Income Before Amortization	$147,931	(5)%		$155,606
As a percentage of total revenue	9%	(146	) bp	11%

Operating Income Before Amortization in 2007 decreased $7.7 million from 2006 primarily due to declines of $16.4 million and $2.4 million from the Retailing and Transactions sectors, respectively, which offset strong growth of $7.7 million and $5.6 million from the Membership & Subscription and Media & Advertising sectors, respectively. While the Transactions sector continued to benefit from strength at Ticketmaster and ServiceMagic, results at LendingTree were negatively impacted by market conditions. The Membership & Subscriptions sector was positively impacted by continued growth at Interval and Match.

Operating income

	Three months ended March 31,
	2007	% Change		2006
	(Dollars in thousands)
Operating income	$92,967	31%		$71,154
As a percentage of total revenue	6%	92	bp	5%

Operating income in 2007 increased $21.8 million from 2006 primarily due to a $21.8 million decrease in amortization of intangibles and an $8.0 million decrease in amortization of non-cash marketing, partially offset by the decrease of $7.7 million in Operating Income Before Amortization discussed above and a $0.3 million increase in non-cash compensation expense. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP (“VUE”) was created, and the subsequent transaction by which IAC sold its partnership interests in VUE. The decrease in amortization of intangibles relates primarily to lower amortization expense at the Retailing, Media & Advertising and Transactions sectors as certain intangible assets with definite lives became fully amortized.

Other income (expense)

	Three months ended March 31,
	2007	% Change	2006
	(Dollars in thousands)
Other income (expense):
Interest income	$19,957	6%	$18,914
Interest expense	(15,069)	(1)%	(15,156)
Equity in income of unconsolidated affiliates	7,847	(14)%	9,169
Other income (expense)	800	NM	(4,255)

Equity in income of unconsolidated affiliates in 2007 decreased $1.3 million from 2006 primarily due to a smaller contribution from Retailing International’s investment in Jupiter Shop Channel, a shopping channel in Japan.

Other income (expense) was impacted by a $0.3 million loss in 2007 and a $5.3 million loss in 2006 reflecting changes in the fair value of the derivatives that were created in the Expedia spin-off (see Note 10 to the consolidated financial statements). These derivatives are marked to market each reporting period.

Income tax provision

In 2007, the Company recorded a tax provision for continuing operations of $40.5 million which represents an effective tax rate of 38%. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign tax credits associated with equity income from unconsolidated affiliates. In 2006, the Company recorded a tax provision for continuing operations of $33.3 million which represents an effective tax rate of 42%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes, interest on tax contingencies, non-deductible changes in the fair value of derivatives created in the Expedia spin-off and non-deductible non-cash compensation expense.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” effective January 1, 2007. The cumulative effect of the adoption resulted in an increase of $420.7 million to retained earnings. As of January 1, 2007 the Company had unrecognized tax benefits of approximately $242.0 million which included accrued interest of $16.0 million. There were no material changes in unrecognized tax benefits for the three months ended March 31, 2007.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could change within twelve months of the current reporting date. While the amount could be significant, an estimate of this potential change cannot be made.

Discontinued operations

Discontinued operations in the accompanying consolidated statements of operations and cash flows include PRC through March 31, 2006. Quiz TV Limited, iBuy, TV Travel Shop, Styleclick and ECS are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. (Loss) income from these discontinued operations in the first quarter of 2007 and 2006 was a loss of $3.8 million and income of $0.8 million, respectively, net of tax. The 2007 amount is principally due to the losses of iBuy and the 2006 amount is principally due to the income of PRC, partially offset by the losses of iBuy.

In addition to the discussion of consolidated results, the following is a discussion of the results of each sector (Dollars in millions, rounding differences may occur).

	Three months ended March 31,
	2007	2006	Growth
Revenue:
Retailing:
U.S.	$685.3	$673.3	2%
International	102.3	95.8	7%
Total Retailing	787.6	769.1	2%
Transactions:
Ticketmaster	309.9	245.7	26%
LendingTree	100.0	113.9	(12)%
Real Estate	13.2	11.4	16%
ServiceMagic	21.6	14.0	55%
Total Transactions	444.7	385.1	15%
Media & Advertising	168.1	117.6	43%
Membership & Subscriptions:
Interval	89.0	81.4	9%
Match	82.4	73.3	12%
Entertainment	20.7	23.9	(13)%
Intra-sector elimination	—	(0.1)	100%
Total Membership & Subscriptions	192.1	178.4	8%
Emerging Businesses	3.5	0.4	794%
Intersegment eliminations	(1.0)	(1.4)	28%
Total	$1,595.0	$1,449.2	10%

	Three months ended March 31,
	2007	2006	Growth
Operating Income (Loss):
Retailing:
U.S.	$34.6	$42.6	(19)%
International	5.4	2.3	137%
Total Retailing	40.0	44.9	(11)%
Transactions:
Ticketmaster	64.8	58.9	10%
LendingTree	0.1	9.1	(99)%
Real Estate	(8.0)	(6.7)	(18)%
ServiceMagic	5.3	2.2	136%
Total Transactions	62.3	63.5	(2)%
Media & Advertising	10.5	(6.4)	NM
Membership & Subscriptions:
Interval	34.7	30.1	15%
Match	8.2	2.0	306%
Entertainment	(13.7)	(15.0)	9%
Total Membership & Subscriptions	29.2	17.1	70%
Emerging Businesses	(3.0)	(4.1)	26%
Corporate and other	(45.9)	(43.9)	(5)%
Total	$93.0	$71.2	31%

	Three months ended March 31,
	2007	2006	Growth
Operating Income Before Amortization:
Retailing:
U.S.	$39.8	$59.0	(32)%
International	5.4	2.6	107%
Total Retailing	45.2	61.6	(27)%
Transactions:
Ticketmaster	71.6	65.8	9%
LendingTree	3.1	12.9	(76)%
Real Estate	(6.6)	(5.1)	(29)%
ServiceMagic	6.2	3.2	95%
Total Transactions	74.4	76.8	(3)%
Media & Advertising	17.2	11.6	48%
Membership & Subscriptions:
Interval	41.0	36.4	13%
Match	8.4	6.0	40%
Entertainment	(13.0)	(13.7)	5%
Total Membership & Subscriptions	36.4	28.7	27%
Emerging Businesses	(2.6)	(3.9)	33%
Corporate and other	(22.6)	(19.2)	(18)%
Total	$147.9	$155.6	(5)%

Refer to Note 6 of the consolidated financial statements on pages 13 through 14 for reconciliation by sector of Operating Income Before Amortization to Operating Income.

Retailing

Revenue for the Retailing sector increased in 2007 from 2006 primarily due to the inclusion and growth of Shoebuy, acquired February 3, 2006, increased revenue at Retailing International, and modest growth from the Catalogs business, partially offset by slightly lower revenue at HSN. Online sales grew at a double digit rate in 2007.

U.S.

Revenue grew 2% to $685.3 million, primarily due to the full quarter inclusion and growth of Shoebuy, as well as modest growth from the Catalogs business, partially offset by a decrease in revenue at HSN. HSN revenue, excluding America’s Store which shutdown April 3, 2007, grew 1%. Revenue benefited from a 1% increase in average price point, partially offset by a 1% decrease in units shipped. The decrease in overall units shipped is primarily due to reduced sales associated with the winding down of America’s Store and the loss of distribution in one market, which is expected to be temporary. Excluding America’s Store, revenue at HSN benefited from a 3% increase in units shipped, partially offset by a 2% decrease in average price point and an 80 basis point increase in average return rates across most product categories. Catalog revenue grew primarily from a 10% increase in average price point, partially offset by a 9% decrease in units shipped resulting from a planned decrease in circulation at certain catalogs.

Operating Income Before Amortization decreased 32% to $39.8 million, primarily due to a 110 basis point decrease in overall gross margins, increased general and administrative expense of $11.0 million, and increased on-air distribution costs of $4.0 million. Gross margins were adversely impacted by an increase of $10.1 million in the cost of products sold, $3.7 million of which relates to an increase in inventory reserves, lower product margins and an increase of $5.3 million in fulfillment costs. The increase in general and administrative expense consists primarily of higher compensation and other employee-related costs of $4.8 million. Impacting both gross margins and general and administrative expense is a full quarter of results from Shoebuy in 2007.

Operating income decreased 19% to $34.6 million, reflecting the decrease in Operating Income Before Amortization described above, partially offset by a $10.9 million decrease in the amortization of intangibles resulting from certain intangible assets being fully amortized in 2006 and 2007 as well as a decrease in non-cash compensation expense.

As noted, we experienced gross margin pressure during the first quarter of 2007. Escalated shipping costs at HSN impacted results for the first quarter. We expect this to continue indefinitely and, as a strategic matter, we have chosen not to pass these rising costs along to our customers.  In addition, since January, HSN has had high inventory levels and we anticipate that it will take at least through the second quarter to work through that.  The revamping of HSN’s merchandising strategy also will continue.  As a result, we expect gross profit pressure to persist into the back half of the year.

International

Revenue grew 7% to $102.3 million, but declined 2% excluding the impact of foreign exchange, impacted by a 16% decrease in average price point, partially offset by a 9% increase in units shipped and an 80 basis point decrease in average return rates.

Operating Income Before Amortization and operating income increased 107% and 137%, respectively, to $5.4 million, primarily reflecting higher gross margins and a decrease of $2.2 million in distribution expenses. The increase in gross margins is attributable to the higher revenue noted above, partially offset by an increase of $3.3 million in cost of sales primarily related to increased fulfillment costs and the cost of products sold. Operating income also benefited from a decrease in amortization of intangibles.

Transactions

Revenue from the Transactions sector increased in 2007, driven primarily by continued worldwide strength at Ticketmaster, while revenue, Operating Income Before Amortization and operating income at LendingTree declined reflecting deterioration in the overall mortgage market.

In addition to the operating segment results discussed below, the Transactions sector includes the results of the Real Estate operating segment as noted on pages 31 through 32.

Ticketmaster

Revenue grew 26% to $309.9 million, driven by increases in both domestic and international revenue as total worldwide tickets sold increased by 15% with a 10% increase in average revenue per ticket. Domestic revenue increased by 20% primarily due to a 9% increase in average domestic revenue per ticket along with an 8% increase in the number of tickets sold. The increase in average domestic revenue per ticket resulted in part from a product mix shift towards live music events. International revenue increased by 44%, or 36% excluding the impact of foreign exchange, primarily due to increased revenue from the United Kingdom and Canada. International acquisitions, which include an acquisition in Spain in July 2006 and an acquisition in Turkey in October 2006, contributed approximately $2.2 million to Ticketmaster’s overall revenue growth in 2007.

Operating Income Before Amortization increased 9% to $71.6 million, growing at a slower rate than revenue primarily due to increases in cost of sales and general and administrative expense. The increase in cost of sales was driven primarily by increases of $26.3 million in ticketing royalties and $7.7 million in credit card processing fees. General and administrative expense increased by $11.2 million primarily due to a reduction in litigation reserves of $5.8 million in the prior year and higher costs of $3.2 million associated with the continued build out of international infrastructure. Operating Income Before Amortization in both the first quarter 2007 and 2006 were positively impacted by non-recurring items of similar amounts.

Operating income increased 10% to $64.8 million, primarily due to the increase in Operating Income Before Amortization described above.

LendingTree

Revenue decreased 12% to $100.0 million, driven primarily by fewer loans sold into the secondary market and fewer loans closed at the exchange. Lenders’ narrowing focus on traditional mortgage products in reaction to changes in the mortgage market contributed to lower close rates, a shift to lower margin products, and lower revenue per loan sold at LendingTree Loans. Revenue from home equity loans and refinance mortgage loans fell 37% and 7%, respectively, as a result of deteriorating market conditions. Partially offsetting these decreases was a 5% increase in purchase mortgage revenue. The origination and sale of residential real estate loans occurs under two brand names, LendingTree Loans and Home Loan Center, which brand names are collectively referred to in this report as “LendingTree Loans.” The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2007 decreased 9% to $7.4 billion. This includes refinance mortgages of $4.1 billion, purchase mortgages of $1.8 billion and home equity loans of $1.3 billion. The dollar value of closed loans in 2006 was $8.1 billion, including refinance mortgages of $4.7 billion, purchase mortgages of $1.7 billion and home equity loans of $1.5 billion.

Operating Income Before Amortization decreased 76% to $3.1 million in 2007, declining at a faster rate than revenue due to a shift to lower margin products as well as higher costs per loan sold due to lower close rates and increased lender restrictions, partially offset by a decrease of $3.5 million in advertising and promotional expenditures.

Operating income decreased 99% to $0.1 million in 2007 due to the decrease in Operating Income Before Amortization described above and a $1.3 million increase in non-cash compensation, partially offset by a $2.1 million decrease in the amortization of intangibles.

As the mortgage market experienced major change, virtually every element of our lending business has been affected in the first quarter. There has been significant lender pullback or outright exit from certain segments of the mortgage lending market, particularly from the highest margin products.  As a result, LendingTree's business, at both the exchange and at LendingTree Loans, is currently focused on conforming loan products, which are the most competitive from a lender's perspective and hence the lowest margin for LendingTree.  In addition, we are focusing on cost reductions in this business to bring costs in line with the current market.

ServiceMagic

Revenue increased 55% to $21.6 million, benefiting from a 52% increase in customer service requests and a 24% increase in the number of service providers in the network.

Operating Income Before Amortization and operating income grew by 95% and 136%, respectively, to $6.2 million and $5.3 million, respectively, primarily due to higher gross margins as a result of increased revenue from repeat customers and increased traffic.

Media & Advertising

Media & Advertising consists of the results of IAC Search & Media, Citysearch and Evite. IAC Search & Media consists of proprietary properties such as Ask.com, Ask.com UK and Fun Web Products, and network properties which include syndicated advertising, search results and toolbars.

Revenue grew 43% to $168.1 million, primarily due to an increase in queries and higher revenue per query across most properties. Within IAC Search & Media, network revenue growth outpaced proprietary revenue growth primarily due to an increase in syndicated sponsored listings. Proprietary revenue grew on the strength at Fun Web Products and Ask.com in the U.S.

Operating Income Before Amortization increased 48% to $17.2 million in 2007 primarily due to the revenue growth noted above, partially offset by an increase of $6.5 million in selling and marketing expense and other operating expense at IAC Search & Media and an increase of $3.7 million in selling and marketing expense at Citysearch. Operating Income Before Amortization was further impacted by increased cost of sales primarily related to revenue share payments to third party traffic sources which is a direct result from the growth in network revenue.

Operating income increased to $10.5 million in 2007 from a loss of $6.4 million in 2006 due to the increase in Operating Income Before Amortization described above, as well as a $6.4 million decrease in amortization of intangibles and a $5.0 million decrease in amortization of non-cash marketing.

The Company expects to continue making significant investments in IAC Search & Media during 2007 in order to enhance its competitive position.  Such investments include advertising and marketing expense, product development expense, and technology and infrastructure to support Ask.com and its other web properties.

Membership & Subscriptions

Membership & Subscriptions sector results in 2007 benefited from continued worldwide growth in subscribers and increased average revenue per subscriber at Match, as well as increased membership and confirmations at Interval.

Interval

Revenue grew by 9% to $89.0 million, driven by strong confirmation revenue, due to 6% growth in confirmed vacations and higher average fees, and a 6% increase in members on strong new member growth and an increase in renewal rates. Total active members increased to 1.9 million.

Operating Income Before Amortization and operating income grew by 13% and 15%, respectively, to $41.0 million and $34.7 million, respectively, primarily due to the higher revenue noted above and a decrease of $0.9 million in marketing expenses. Operating Income Before Amortization and operating income were also impacted to a lesser extent by increased operating efficiencies as a result of growth in confirmations online. Vacations confirmed online were 25% during 2007 compared with 24% in 2006.

Match

Revenue grew 12% to $82.4 million, reflecting a 1% increase in worldwide paid subscribers along with a price increase in North America which contributed to a 9% increase in average revenue per subscriber. International paid subscribers grew 13% over the prior year period driven by expansion in several markets, most notably the United Kingdom.

Operating Income Before Amortization increased 40% to $8.4 million in 2007, growing at a faster rate than revenue primarily due to a 5% decrease in domestic operating expenses as a percentage of revenue, excluding marketing, which increased over the prior year.

Operating income increased 306% to $8.2 million, primarily due to the increase in Operating Income Before Amortization discussed above as well as a $3.0 million decrease in amortization of non-cash marketing and a $0.8 million decrease in amortization of intangibles.

Entertainment

Revenue decreased 13% to $20.7 million in 2007 primarily due to decreased sales of coupon books through schools and community groups.

Operating Income Before Amortization loss decreased 5% to a loss of $13.0 million. This decline was less than the decrease in revenue noted above primarily due to decreases of $1.4 million in compensation and other employee-related costs and $1.4 million in other operational cost savings.

Operating loss decreased 9% to a loss of $13.7 million in 2007, primarily due to the decrease in Operating Income Before Amortization loss described above as well as a $0.6 million decrease in amortization of intangibles.

Entertainment’s revenue is significantly seasonal with the majority of the segment’s revenue and all of its profits earned in the fourth quarter.

Corporate and Other

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Corporate operating expenses in 2007 were $45.9 million compared with $43.9 million in 2006. Corporate operating expenses in 2006 were positively impacted by the favorable settlement of a lawsuit.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had $1.3 billion of cash and cash equivalents and restricted cash and cash equivalents and $787.4 million of marketable securities, including $275.2 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

During the three months ended March 31, 2007 and 2006, IAC purchased 7.6 million and 4.2 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $288.2 million and $123.3 million, respectively. In 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares of IAC common stock of which 58.8 million shares remain at April 27, 2007. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Net cash provided by operating activities attributable to continuing operations was $45.6 million and $121.1 million in 2007 and 2006, respectively. The decrease of $75.5 million in net cash provided by operating activities reflects an increase in loans held for sale of $65.1 million as well as an increase in net cash taxes paid of $44.2 million, partially offset by an increased contribution from Ticketmaster client funds of $26.7 million which is primarily due to timing of settlements with clients. The net change related to loans held for sale is offset by the net change in borrowings under the warehouse lines of credit which is included within the financing cash flows. During the three months ended March 31, 2007, inventory increased by $29.6 million to $391.8 million from $362.2 million at December 31, 2006 primarily due to increased merchandise purchases as well as lower than anticipated sales at the Retailing U.S. sector.

Net cash provided by investing activities attributable to continuing operations in 2007 of $9.5 million primarily resulted from the net proceeds of $117.1 million related to the purchases, sales and maturities of marketable securities, partially offset by acquisitions, net of cash acquired, of $54.6 million and capital expenditures of $52.8 million. Net cash provided by investing activities attributable to continuing operations in 2006 of $76.7 million primarily resulted from the net proceeds of $196.6 million related to the purchases, maturities and sales of marketable securities, partially offset by capital expenditures of $59.2 million and acquisitions, net of cash acquired, of $56.9 million.

Net cash used in financing activities attributable to continuing operations in 2007 of $259.9 million was primarily due to the purchase of treasury stock of $322.6 million, and principal payments on long-term obligations of $11.5 million, partially offset by net borrowings under various warehouse lines of credit of $62.4 million at LendingTree Loans. The increased borrowings under various warehouse lines of credit are directly related to the increase in loans held for sale included within cash flows from operations. These cash outflows were partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $12.7 million and the excess tax benefits from stock-based awards of $6.9 million. Net cash used in financing activities attributable to continuing operations in 2006 of $88.8 million was primarily due to the purchase of treasury stock in the amount of $115.7 million and principal payments on long-term obligations of $10.6 million. These cash outflows were partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $20.4 million, the excess tax benefits from stock-based awards of $7.0 million and increased borrowings under the warehouse lines of credit of $2.6 million at LendingTree Loans.

Net cash used in discontinued operations in 2007 of $5.8 million relates primarily to the operations of iBuy. Net cash used in discontinued operations in 2006 of $13.9 million relates primarily to the operations of PRC and iBuy. The Company does not expect future cash flows associated with existing discontinued operations to be significant.

As of March 31, 2007, the Company had $1.3 billion in short and long-term obligations, of which $432.1 million, consisting primarily of various warehouse lines of credit, are classified as current. Long-

term debt consists primarily of the 7% Senior Notes due 2013 (the “2002 Senior Notes”), the New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (“Liberty Bonds”) and the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the “Convertible Notes”). The Company believes that its cash, cash equivalents and marketable securities and access to the capital markets is sufficient to fund its debt requirements.

As of March 31, 2007, LendingTree Loans had warehouse lines of credit totaling $1.0 billion, of which $400.9 million was outstanding. Borrowings under the warehouse lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 75 - 100 basis points, depending on the underlying quality of the loans in the borrowing base and the length of time the borrowings remain outstanding, but may exceed this range under certain circumstances. Under the terms of the committed warehouse lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) a positive pre-tax net income.   At March 31, 2007, LendingTree Loans was in compliance with all covenants. Borrowings under these lines of credit are non-recourse to IAC and LendingTree. As of March 31, 2007, LendingTree Loans had committed lines aggregating $750 million, of which $250 million expire on August 31, 2007 and $500 million expire on October 31, 2007 and uncommitted lines aggregating $250 million. The committed lines of credit can be canceled at the option of the lender without default upon ninety-to-one hundred eighty days notice. LendingTree Loans believes that the availability under these lines is sufficient to fund its operating needs in the foreseeable future and intends to extend the facilities on or prior to expiration. Loans under the warehouse lines of credit are repaid from proceeds from the sale of loans held for sale by LendingTree Loans.

In connection with the IAC Search & Media acquisition, IAC guaranteed $115 million principal amount of the Convertible Notes, which are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During the three months ended March 31, 2007, $6.0 million of Convertible Notes was converted into 0.2 million IAC common shares and 0.2 million Expedia common shares. The remaining outstanding principal amount of the Convertible Notes is $14.1 million at March 31, 2007.

In connection with the financing of the construction of IAC’s corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency issued $80 million in aggregate principal amount of Liberty Bonds. Interest on the Liberty Bonds is payable semi-annually, at a rate of 5% per annum, on March 1 and September 1 of each year and commenced on March 1, 2006. IAC is obligated to make all principal, interest and other payments in respect of the Liberty Bonds, which mature on September 1, 2035. Liberty Bonds proceeds were used for certain expenditures relating to the construction of IAC’s corporate headquarters and not for general corporate purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Short and long-term obligations(b)	$1,701,825	$487,964	$128,130	$116,982	$968,749
Capital lease obligations	3,130	2,392	738	—	—
Purchase obligations(c)	106,058	47,661	31,706	15,910	10,781
Operating leases	590,734	91,108	146,305	90,771	262,550
Total contractual cash obligations	$2,401,747	$629,125	$306,879	$223,663	$1,242,080

(a)           At March 31, 2007, the Company has recorded approximately $244.0 million of unrecognized tax benefits. This amount includes approximately $70.2 million of unrecognized tax benefits that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)          Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at March 31, 2007.

(c)           Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

Seasonality

During 2006, the Company’s consolidated results were heavily weighted to the second half of the year, particularly in the fourth quarter, as a result of the seasonal nature of the Retailing sector and the Entertainment segment. Higher marketing spending at the Media & Advertising, Match and LendingTree segments in the early part of the year also contributed to increased profitability in the later half of 2006. The Company expects that these trends will continue throughout 2007.

The seasonality related to certain of the individual segments is as follows:

Seasonality impacts IAC’s Retailing sector, with sales highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

Ticketmaster revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our venue clients. Due to the generally highest level of ticket sales for events, the second quarter of the year generally experiences the highest revenue levels.

LendingTree and Real Estate revenue is subject to the seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing activity is principally driven by mortgage interest rates.

In IAC’s Media & Advertising sector, search queries and revenue tend to be strongest in the fourth quarter when seasonality in the retail industry may affect the prices advertisers are willing to pay for online inventory and keywords.

Revenue from existing members at the Interval segment is influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest bookings and the fourth quarter generally experiencing weaker bookings.

Entertainment’s revenue is significantly seasonal with the majority of the segment’s revenue and all of its profits earned in the fourth quarter.

Recent Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements on pages 5 through 6 for a description of recent accounting pronouncements.

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

Definition of IAC’s Non-GAAP Measure

Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC’s segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC’s statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

Non-Cash Expenses That Are Excluded From IAC’s Non-GAAP Measure

Non-cash compensation expense consists of expense associated with the grants of restricted stock, restricted stock units and stock options for compensation purposes. These expenses are not paid in cash and we include the related shares in our fully diluted shares outstanding which, for restricted stock units and stock options, are included on a treasury method basis. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards are settled at the Company’s discretion on a net basis, with the Company remitting the required tax withholding amount from its current funds.

Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the “NBC Universal Advertising”). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At March 31, 2007, there was approximately $100.7 million of NBC Universal Advertising credits available for use.

The NBC Universal Advertising is excluded from Operating Income Before Amortization because it is non-cash and generally is incremental to the advertising the Company otherwise secures as a result of its ordinary cost/benefit marketing planning process. Accordingly, the Company’s aggregate level of advertising, and the increased concentration of that advertising on NBC Universal network and cable channels, does not reflect what our advertising effort would otherwise be without these credits, which will expire on September 30, 2008 if not exhausted before then. As a result, management believes that treating the NBC Universal Advertising as an expense does not appropriately reflect its true cost/benefit relationship, nor does it best reflect the Company’s long-term level of advertising expenditures. Nonetheless, while the benefits directly attributable to television advertising are always difficult to determine, and especially so with respect to the NBC Universal Advertising due to its incrementality and heavy concentration, it is likely that the Company does derive benefits from it, though management believes such benefits are generally less than those received through its regular advertising for the reasons stated above. Operating Income Before Amortization therefore has the limitation of including those benefits while excluding the associated expense.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

For a reconciliation of consolidated Operating Income Before Amortization to operating income and net earnings available to common shareholders for the three months ended March 31, 2007 and 2006, see Note 5 to the consolidated financial statements on pages 9 through 12.

For a reconciliation of Operating Income Before Amortization to operating income (loss) for the Company’s operating segments and to net earnings available to common shareholders in total, see Note 6 to the consolidated financial statements on pages 13 through 14.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio, loans held for sale and long-term debt, including the current portion thereof, and its warehouse lines of credit.

Investment Portfolio

The Company invests its excess cash in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. governmental agencies and municipalities, foreign sovereignties and high-quality corporate issuers. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and a new cost basis in the investment is established.

Based on the Company’s total debt investment securities as of March 31, 2007, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt securities by approximately $3.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of approximately $1.3 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Loans Held for Sale

LendingTree Loans’ mortgage banking operations expose the Company to interest rate risk for loans originated until those loans are sold in the secondary market (“loans held for sale”). In addition, LendingTree Loans provides interest rate lock commitments (“IRLCs”) to fund mortgage loans at interest rates previously agreed upon with the borrower for specified periods of time, which also expose it to interest rate risk.

LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by using mortgage forward delivery contracts. These hedging relationships are designated as fair value hedges. For loans held for sale that are hedged with forward delivery contracts, the carrying value of the loans held for sale and the derivative instruments are adjusted for the change in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk is recognized in the statement of operations as a component of revenue when each loan is sold. The changes in fair value due to the ineffective portion of highly effective hedges are recognized immediately as a component of revenue. If it is determined that the hedging relationship is not highly effective, hedge accounting is discontinued. When hedge accounting is discontinued, the affected loans held for sale are no longer adjusted for the changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. For the three months ended March 31, 2007, the Company recognized losses of less than $0.1 million related to hedge ineffectiveness and losses of $0.4 million related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

Effective April 1, 2007, LendingTree Loans discontinued the application of hedge accounting to derivatives entered into to mitigate changes in fair value resulting from interest rate exposure on loans held for sale.  Although LendingTree Loans plans to continue to enter into derivatives for risk management purposes, we will no longer designate these financial instruments as hedges and thus the relationships will no longer qualify for the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

IRLCs are considered derivative instruments and, therefore, are recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The changes in fair value of these instruments for the three months ended March 31, 2007 resulted in losses of $0.3 million which have been recognized as a component of revenue in the accompanying consolidated statement of operations.

The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of March 31, 2007 if market interest rates had increased by 100 basis points the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.2 million. As of March 31, 2007 if market interest rates had decreased by 100 basis points the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.9 million.

The Company formally designates and documents all hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transaction.

Long-term Debt

At March 31, 2007, the Company’s outstanding debt approximated $1.3 billion, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge a portion of this interest rate exposure. The Company’s objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of March 31, 2007, of the $750 million principal amount outstanding under the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and floating on $350 million, with the rate based on a spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains in 2004 and 2005, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at March 31, 2007 resulted in a loss of $8.8 million which has been entirely offset by a corresponding gain attributable to the fixed rate debt.

The majority of the Company’s outstanding fixed-rate debt at March 31, 2007 relates to the $750 million outstanding under the 2002 Senior Notes, the $14.1 million outstanding under the Convertible Notes and the $80 million outstanding under the Liberty Bonds. Excluding $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $31.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

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

Foreign exchange gains and losses were not material to the Company’s earnings in 2007 and 2006. However, the Company periodically reviews its strategy for hedging transaction risks. The Company’s objective in managing its foreign exchange risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

During the second quarter of 2003, one of the Company’s foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. Foreign exchange re-measurement gains and losses related to the contract and liability are recognized each period in the statements of operations and are offsetting. The change in fair value of this foreign exchange forward contract at March 31, 2007 resulted in an unrealized loss of $8.7 million which has been offset by the remeasurement gain related to the liability.

Equity Price Risk

Following the Expedia spin-off on August 9, 2005, derivative liabilities were created due to IAC’s obligation to deliver shares of both IAC and Expedia common stock upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia’s contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are marked to market each quarter, and the changes in fair values, which are based upon changes in both IAC and Expedia common stock, are recognized in current earnings as a component of other income (expense). The net fair value adjustments recognized in current earnings during the three months ended March 31, 2007 were net losses of $0.3 million.

Item 4.                        Controls and Procedures

The Company monitors and evaluates on an ongoing basis its disclosure controls and internal control over financial reporting in order to improve their overall effectiveness. In the course of this evaluation, the Company modifies and refines its internal processes as conditions warrant.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Securities Class Action Litigation against IAC

This litigation, In re IAC/InterActiveCorp Securities Litigation, pending in the United States District Court for the Southern District of New York and arising out of the Company’s August 4, 2004 announcement of its earnings for the second quarter of 2004, is described in detail on pages 29-30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”).  The consolidated amended complaint, filed on May 20, 2005, generally alleges that the value of the Company’s stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants’ alleged failure to disclose various problems faced by the Company’s travel businesses.  The plaintiffs seek to represent a class of shareholders who purchased IAC common stock between March 21, 2003 and August 3, 2004.  The defendants are IAC and fourteen current or former officers or directors of the Company or its former Expedia travel business.  The complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10(b)(5) promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and seeks damages in an unspecified amount.

As previously noted in the 2006 10-K, the two related shareholder derivative actions (Garber and Butler) have been consolidated with the securities class action for pre-trial purposes.  The consolidated shareholder derivative complaint, filed on July 5, 2005 against IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its former Expedia travel business, is based upon factual allegations similar to those in the securities class action and purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification.  The complaint seeks an order voiding the election of the Company’s current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company.

On September 15, 2005, IAC and the other defendants filed motions to dismiss the complaints in both the securities class action and the shareholder derivative suits.  The plaintiffs opposed the motions.  On October 12, 2006, the Court heard oral argument on the motions to dismiss.

On March 22, 2007, the Court issued an opinion and order (i) granting the defendants’ motion to dismiss the complaint in the securities class action, with leave to replead, and (ii) granting the defendants’

motion to dismiss the complaint in the shareholder derivative suits, with prejudice.  On April 23, the plaintiffs in the shareholder derivative suits filed a notice of appeal from the Court’s order of dismissal.  The plaintiffs in the securities class action have until May 11 to file an amended complaint should they wish to do so.

The Company believes that the claims in the class action and the derivative suits lack merit and will continue to defend vigorously against them.

Item 1A. Risk Factors

Cautionary Statement

This quarterly report on Form 10-Q contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy, anticipated trends and prospects in the various industries in which IAC’s businesses operate and other similar matters.  These forward looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: changes in economic conditions generally or in any of the markets or industries in which IAC’s businesses operate, changes in senior management at IAC and/or its businesses, the rate of online migration in the various markets and industries in which IAC’s businesses operate, technological changes, regulatory changes, changes in the interest rate environment or the mortgage market or a further slowdown in the domestic housing market, effectiveness of hedging activities, changes affecting distribution channels, failure to comply with existing laws, our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services, changes in product delivery costs, changes in the advertising market and the ability of IAC to expand successfully in international markets.  Certain of these and other risks and uncertainties are discussed in IAC’s filings with the SEC, including in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.  Other unknown or unpredictable factors that could also adversely affect IAC’s business, financial condition and results of operations may arise from time to time.  In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of IAC management as of the date of this report.  IAC does not undertake to update these forward-looking statements.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
January 2007	7,561,056	$38.12	7,561,056	58,839,293
February 2007	—	—	—	—
March 2007	—	—	—	—
Total	7,561,056	$38.12	7,561,056	58,839,293

(1)          Reflects the weighted average price paid per share of IAC common stock.

(2)          Reflects repurchases made pursuant to repurchase authorizations previously announced in February 2006 and October 2006.

(3)          On October 31, 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares in addition to those shares then remaining under the February 2006 authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.                        Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to IAC’s Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to IAC’s Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3	Amended and Restated ByLaws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 20, 2002.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†                     Filed herewith.

††               Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY
Thomas J. McInerney
Executive Vice President and Chief Financial Officer

Signature	Title	Date
/s/ THOMAS J. MCINERNEY	Executive Vice President and Chief Financial Officer	May 10, 2007
Thomas J. McInerney