Form 10-Q
period 2007-06-30
IAC/INTERACTIVECORP
filed 2007-08-09
CIK 891103

As filed with the Securities and Exchange Commission on August 9, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 27, 2007, the following shares of the Registrant’s common stock were outstanding:

Common Stock, including 210,056 shares of restricted stock	262,618,198
Class B Common Stock	25,599,998
Total outstanding Common Stock	288,218,196

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 27, 2007 was $6,458,210,847. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I—FINANCIAL STATEMENTS

Item 1.   Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Product sales	$720,801	$714,464	$1,427,307	$1,411,201
Service revenue	791,593	717,159	1,577,768	1,373,829
Net revenue	1,512,394	1,431,623	3,005,075	2,785,030
Cost of sales—product sales (exclusive of depreciation shown separately below)	441,394	425,393	878,049	847,410
Cost of sales—service revenue (exclusive of depreciation shown separately below)	343,429	293,206	678,502	547,883
Gross profit	727,571	713,024	1,448,524	1,389,737
Selling and marketing expense	346,291	323,585	677,669	630,533
General and administrative expense	205,949	188,315	408,944	362,652
Other operating expense	27,968	27,266	58,383	54,843
Amortization of non-cash marketing	23,951	9,532	24,458	17,996
Amortization of intangibles	30,382	45,297	60,610	96,987
Depreciation	38,659	37,521	76,506	76,339
Operating income	54,371	81,508	141,954	150,387
Other income (expense):
Interest income	18,576	18,947	37,867	37,337
Interest expense	(15,599)	(15,763)	(30,615)	(30,831)
Equity in income of unconsolidated affiliates	6,636	8,103	14,483	17,272
Other income	6,901	6,760	7,582	2,461
Total other income, net	16,514	18,047	29,317	26,239
Earnings from continuing operations before income taxes and minority interest	70,885	99,555	171,271	176,626
Income tax provision	(23,855)	(42,420)	(62,140)	(74,728)
Minority interest in losses of consolidated subsidiaries	353	794	240	671
Earnings from continuing operations	47,383	57,929	109,371	102,569
Gain on sale of discontinued operations, net of tax	35,081	—	35,081	—
Income (loss) from discontinued operations, net of tax	13,508	(4,121)	13,611	(1,578)
Net earnings available to common shareholders	$95,972	$53,808	$158,063	$100,991
Earnings per share from continuing operations:
Basic earnings per share	$0.16	$0.19	$0.38	$0.32
Diluted earnings per share	$0.16	$0.18	$0.36	$0.31
Net earnings per share available to common shareholders:
Basic earnings per share	$0.33	$0.17	$0.55	$0.32
Diluted earnings per share	$0.32	$0.17	$0.52	$0.31

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,025,699	$1,428,140
Restricted cash and cash equivalents	24,626	27,855
Marketable securities	785,290	897,742
Accounts receivable, net of allowance of $24,099 and $24,055, respectively	459,512	487,149
Loans held for sale, net	219,553	345,896
Inventories	347,646	325,976
Deferred income taxes	46,751	32,435
Prepaid and other current assets	195,464	412,191
Total current assets	3,104,541	3,957,384
Property, plant and equipment, net	622,666	594,536
Goodwill	7,025,743	6,849,976
Intangible assets, net	1,406,757	1,463,972
Long-term investments	583,052	168,791
Other non-current assets	179,372	154,115
TOTAL ASSETS	$12,922,131	$13,188,774
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$245,849	$357,679
Accounts payable, trade	223,745	254,508
Accounts payable, client accounts	365,539	304,800
Deferred revenue	171,163	147,120
Income taxes payable	23,227	518,806
Accrued expenses and other current liabilities	590,139	678,268
Total current liabilities	1,619,662	2,261,181
Long-term obligations, net of current maturities	811,827	856,408
Income taxes payable	226,354	—
Other long-term liabilities	133,934	147,317
Deferred income taxes	977,012	1,129,994
Minority interest	26,449	24,881
SHAREHOLDERS’ EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 758 and 846 shares, respectively, issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 413,248,788 and 410,485,690 shares, respectively, and outstanding 262,434,824 and 267,232,782 shares, including 210,056 and 231,204 shares of restricted stock, respectively	413	410
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,717,876	14,636,478
Retained earnings	899,471	320,711
Accumulated other comprehensive income	62,469	76,505
Treasury stock 150,813,964 and 143,252,908 shares, respectively	(6,548,370)	(6,260,145)
Note receivable from key executive for common stock issuance	(4,998)	(4,998)
Total shareholders’ equity	9,126,893	8,768,993
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,922,131	$13,188,774

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock $.01 Par Value		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid in	Retained	Accum Other Comp.	Treasury	Note Receivable from Key Executive for Common Stock
Total	$	Shares	$	Shares	$	Shares	Capital	Earnings	Income	Stock	Issuance
(In thousands)

Balance as of December 31, 2006	$8,768,993	$—	1	$410	410,486	$32	32,315	$14,636,478	$320,711	$76,505	$(6,260,145)	$(4,998)
Comprehensive income:
Net earnings for the six months ended June 30, 2007	158,063								158,063
Foreign currency translation	(6,966)									(6,966)
Unrealized losses on available for sale securities	(4,809)									(4,809)
Net losses on derivative contracts	(2,261)									(2,261)
Comprehensive income	144,027
Non-cash compensation expense	50,470							50,470
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	12,700			3	2,482			12,697
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	8,414							8,414
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	9,817			—	281			9,817
Purchase of treasury stock	(288,225)										(288,225)
Cumulative effect of adoption of FIN 48	420,697								420,697
Balance as of June 30, 2007	$9,126,893	$—	1	$413	413,249	$32	32,315	$14,717,876	$899,471	$62,469	$(6,548,370)	$(4,998)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings available to common shareholders	$158,063	$100,991
Less: (income) loss from discontinued operations, net of tax	(48,692)	1,578
Earnings from continuing operations	109,371	102,569
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	137,116	173,326
Non-cash compensation expense	51,084	52,680
Amortization of cable distribution fees	2,452	41,068
Amortization of non-cash marketing	24,458	17,996
Deferred income taxes	(4,307)	18,940
Gain on sales of loans held for sale	(95,704)	(116,557)
Equity in income of unconsolidated affiliates, net of dividends	(9,130)	(17,272)
Minority interest in losses of consolidated subsidiaries	(240)	(671)
Increase in cable distribution fees	—	(21,772)
Changes in current assets and liabilities:
Accounts receivable	20,296	30,373
Origination of loans held for sale	(3,820,710)	(4,203,432)
Proceeds from sales of loans held for sale	4,040,954	4,334,404
Inventories	(25,600)	(24,610)
Prepaid and other current assets	(10,522)	(5,450)
Accounts payable, income taxes payable and other current liabilities	(85,641)	(79,394)
Deferred revenue	25,258	23,614
Funds collected by Ticketmaster on behalf of clients, net	32,376	55,095
Other, net	15,001	22,064
Net cash provided by operating activities attributable to continuing operations	406,512	402,971
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(185,506)	(57,881)
Capital expenditures	(104,349)	(110,228)
Purchases of marketable securities	(525,558)	(443,413)
Proceeds from sales and maturities of marketable securities	646,488	836,917
(Increase) decrease in long-term investments	(221,610)	1,475
Other, net	14,643	(6,171)
Net cash (used in) provided by investing activities attributable to continuing operations	(375,892)	220,699
Cash flows from financing activities attributable to continuing operations:
Borrowing under warehouse lines of credit	3,719,453	4,136,983
Repayments of warehouse lines of credit	(3,845,350)	(4,148,560)
Principal payments on long-term obligations	(20,059)	(11,061)
Purchase of treasury stock	(322,577)	(583,341)
Issuance of common stock, net of withholding taxes	20,730	35,521
Excess tax benefits from stock-based awards	11,240	12,304
Other, net	(1,612)	22,269
Net cash used in financing activities attributable to continuing operations	(438,175)	(535,885)
Total cash (used in) provided by continuing operations	(407,555)	87,785
Net cash used in operating activities attributable to discontinued operations	(1,857)	(32,439)
Net cash (used in) provided by investing activities attributable to discontinued operations	(739)	507
Net cash used in financing activities attributable to discontinued operations	(460)	(660)
Total cash used in discontinued operations	(3,056)	(32,592)
Effect of exchange rate changes on cash and cash equivalents	8,170	18,393
Net (decrease) increase in cash and cash equivalents	(402,441)	73,586
Cash and cash equivalents at beginning of period	1,428,140	987,080
Cash and cash equivalents at end of period	$1,025,699	$1,060,666

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

•       Retailing;

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

Beginning with the first quarter of 2007, the Services sector has been renamed Transactions to more clearly reflect the nature of the activities of the businesses within that sector and several segment names were changed to identify the primary brand name within those segments, where practical. These name changes did not affect the composition of our reporting segments and did not have any impact on our financial reporting. Following the sale of the Company’s German TV and internet retailer Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 (“HSE”), on June 19, 2007, the segment formerly known as Retailing U.S. has been renamed Retailing.

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

Reclassifications

The accompanying consolidated statements of operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 have been reclassified to present HSE, which was previously reported in IAC’s Retailing sector, PRC, which was previously reported in IAC’s Transactions sector, and Quiz TV Limited and iBuy, which were previously reported in IAC’s Emerging Businesses group, as discontinued operations. See Note 7 for a further description of discontinued operations. Due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), $238.7 million of income tax liabilities at January 1, 2007 were reclassified from current to non-current income taxes payable as payment was not expected within twelve months of January 1, 2007. In addition, certain other prior period amounts have been reclassified to conform with the current period presentation.

Other

Effective April 1, 2007, the Company began to capitalize and amortize the costs associated with certain arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable search toolbars associated with the Company’s Media & Advertising businesses. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized. Otherwise, the fees are charged to expense as incurred. Amounts capitalized during the three months ended June 30, 2007 are being amortized over a period of 18 months. For fees paid prior to April 1, 2007, such benefit or period could not be reasonably estimated and the fees were charged to expense as incurred. The effect of capitalizing and amortizing these costs in the second quarter of 2007 was to reduce expense by $7.0 million.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2007	December 31, 2006
Goodwill	$7,025,743	$6,849,976
Intangible assets with indefinite lives	1,117,444	1,117,444
Intangible assets with definite lives, net	289,313	346,528
Total goodwill and intangible assets, net	$8,432,500	$8,313,948

Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At June 30, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted- Average Amortization Life (Years)
Purchase agreements	$309,958	$(226,050)	$83,908	6.8
Distribution agreements	207,924	(187,012)	20,912	4.2
Technology	204,832	(135,532)	69,300	4.5
Customer lists	198,294	(112,123)	86,171	7.7
Merchandise agreements	38,457	(34,124)	4,333	4.7
Other	78,255	(53,566)	24,689	4.4
Total	$1,037,720	$(748,407)	$289,313

At December 31, 2006, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted- Average Amortization Life (Years)
Purchase agreements	$308,242	$(203,857)	$104,385	6.8
Distribution agreements	208,164	(183,362)	24,802	4.2
Technology	204,832	(120,918)	83,914	4.5
Customer lists	198,294	(102,216)	96,078	7.7
Merchandise agreements	38,457	(31,154)	7,303	4.7
Other	75,234	(45,188)	30,046	4.5
Total	$1,033,223	$(686,695)	$346,528

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2006 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2007	$109,930
2008	84,846
2009	64,272
2010	42,361
2011	24,916
2012 and thereafter	20,203
$346,528

The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the six months ended June 30, 2007 (in thousands):

	Balance as of January 1, 2007	Additions	(Deductions)	Foreign Exchange Translation	Balance as of June 30, 2007
Retailing	$2,932,298	$45	$(264)	$—	$2,932,079
Transactions:
Ticketmaster	1,078,346	35,079	(1,515)	5,591	1,117,501
LendingTree	514,489	—	(549)	—	513,940
Real Estate	69,029	—	(70)	—	68,959
ServiceMagic	100,389	—	(17)	—	100,372
Total Transactions	1,762,253	35,079	(2,151)	5,591	1,800,772
Media & Advertising	1,352,764	12,884	(8,436)	—	1,357,212
Membership & Subscriptions:
Interval	473,931	104,869	—	—	578,800
Match	232,222	9,153	(8,411)	2,077	235,041
Entertainment	66,703	949	—	—	67,652
Total Membership & Subscriptions	772,856	114,971	(8,411)	2,077	881,493
Emerging Businesses	29,805	24,382	—	—	54,187
Total	$6,849,976	$187,361	$(19,262)	$7,668	$7,025,743

Additions principally relate to acquisitions. Deductions principally relate to the establishment of a deferred tax asset related to acquired tax attributes, the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized, and adjustments to the carrying value of goodwill based upon the finalization of the valuation of goodwill and intangible assets and their related deferred tax impacts.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The balance of property, plant and equipment, net is as follows (in thousands):

	June 30, 2007	December 31, 2006
Computer and broadcast equipment	$786,361	$722,077
Buildings and leasehold improvements	322,204	158,889
Furniture and other equipment	129,701	118,479
Projects in progress	55,292	193,430
Land	19,070	18,887
	1,312,628	1,211,762
Less: accumulated depreciation and amortization	(689,962)	(617,226)
Total property, plant and equipment, net	$622,666	$594,536

NOTE 5—SEGMENT INFORMATION

The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. As described in Note 7, HSE, PRC, iBuy, Quiz TV Limited, TV Travel Shop, Styleclick and ECS are presented as discontinued operations and, accordingly, are excluded from the tables below.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue:
Retailing	$701,385	$696,179	$1,386,721	$1,369,436
Transactions:
Ticketmaster	302,750	295,103	612,610	540,820
LendingTree	98,604	107,938	198,602	221,871
Real Estate	15,358	15,025	28,589	26,454
ServiceMagic	25,268	15,962	46,862	29,934
Intra-sector elimination	(91)	—	(91)	—
Total Transactions	441,889	434,028	886,572	819,079
Media & Advertising	174,023	131,272	342,077	248,898
Membership & Subscriptions:
Interval	88,496	74,067	177,479	155,429
Match	86,601	78,290	169,002	151,560
Entertainment	18,927	19,540	39,628	43,433
Intra-sector elimination	(821)	(775)	(847)	(869)
Total Membership & Subscriptions	193,203	171,122	385,262	349,553
Emerging Businesses	5,372	498	8,895	892
Inter-sector elimination	(3,478)	(1,476)	(4,452)	(2,828)
Total	$1,512,394	$1,431,623	$3,005,075	$2,785,030

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Operating Income (Loss):
Retailing	$34,617	$49,889	$69,189	$92,511
Transactions:
Ticketmaster	52,365	68,863	117,160	127,800
LendingTree	(1,312)	9,772	(1,185)	18,822
Real Estate	(8,734)	(6,838)	(16,706)	(13,565)
ServiceMagic	6,177	3,465	11,477	5,713
Total Transactions	48,496	75,262	110,746	138,770
Media & Advertising	(10,702)	(11,349)	(191)	(17,764)
Membership & Subscriptions:
Interval	29,962	22,549	64,662	52,682
Match	12,147	16,626	20,331	18,643
Entertainment	(14,158)	(17,890)	(27,890)	(32,908)
Total Membership & Subscriptions	27,951	21,285	57,103	38,417
Emerging Businesses	2,368	(4,321)	(675)	(8,409)
Corporate and other	(48,359)	(49,258)	(94,218)	(93,138)
Total	$54,371	$81,508	$141,954	$150,387

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Operating Income Before Amortization(a):
Retailing	$38,403	$60,503	$78,224	$119,470
Transactions:
Ticketmaster	59,032	75,899	130,680	141,733
LendingTree	1,667	14,779	4,780	27,667
Real Estate	(5,572)	(4,574)	(12,129)	(9,649)
ServiceMagic	7,102	4,410	13,324	7,602
Total Transactions	62,229	90,514	136,655	167,353
Media & Advertising	11,740	10,732	28,937	22,329
Membership & Subscriptions:
Interval	36,275	28,854	77,280	65,292
Match	19,580	17,261	27,978	23,247
Entertainment	(13,472)	(16,602)	(26,519)	(30,332)
Total Membership & Subscriptions	42,383	29,513	78,739	58,207
Emerging Businesses	2,909	(4,159)	281	(8,089)
Corporate and other	(22,102)	(22,052)	(44,730)	(41,220)
Total	$135,562	$165,051	$278,106	$318,050

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

The following table reconciles Operating Income Before Amortization to operating income and net earnings available to common shareholders.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Operating Income Before Amortization	$135,562	$165,051	$278,106	$318,050
Non-cash compensation expense	(26,858)	(28,714)	(51,084)	(52,680)
Amortization of non-cash marketing	(23,951)	(9,532)	(24,458)	(17,996)
Amortization of intangibles	(30,382)	(45,297)	(60,610)	(96,987)
Operating income	54,371	81,508	141,954	150,387
Interest income	18,576	18,947	37,867	37,337
Interest expense	(15,599)	(15,763)	(30,615)	(30,831)
Equity in income of unconsolidated affiliates	6,636	8,103	14,483	17,272
Other income	6,901	6,760	7,582	2,461
Income tax provision	(23,855)	(42,420)	(62,140)	(74,728)
Minority interest in losses of consolidated subsidiaries	353	794	240	671
Gain on sale of discontinued operations, net of tax	35,081	—	35,081	—
Income (loss) from discontinued operations, net of tax	13,508	(4,121)	13,611	(1,578)
Net earnings available to common shareholders	$95,972	$53,808	$158,063	$100,991

The Company maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue
United States	$1,361,067	$1,304,987	$2,700,849	$2,544,047
All other countries	151,327	126,636	304,226	240,983
	$1,512,394	$1,431,623	$3,005,075	$2,785,030

	June 30, 2007	December 31, 2006
	(In thousands)
Long-lived assets
United States	$608,362	$582,646
All other countries	28,357	28,094
	$636,719	$610,740

NOTE 6—RECONCILIATION OF NON-GAAP MEASURE

The following table reconciles Operating Income Before Amortization to operating income (loss) for the Company’s reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended June 30, 2007:
	Operating Income Before Amortization	Non-cash compensation expense(A)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing	$38.4	$(0.1)	$(0.4)	$(3.2)	$34.6
Transactions:
Ticketmaster	59.0	—	—	(6.7)	52.4
LendingTree	1.7	(0.1)	—	(2.9)	(1.3)
Real Estate	(5.6)	—	—	(3.1)	(8.7)
ServiceMagic	7.1	(0.2)	—	(0.8)	6.2
Total Transactions	62.2	(0.3)	—	(13.4)	48.5
Media & Advertising	11.7	—	(16.3)	(6.2)	(10.7)
Membership & Subscriptions:
Interval	36.3	—	—	(6.3)	30.0
Match	19.6	—	(7.2)	(0.2)	12.1
Entertainment	(13.5)	—	—	(0.7)	(14.2)
Total Membership & Subscriptions	42.4	—	(7.2)	(7.2)	28.0
Emerging Businesses	2.9	(0.2)	—	(0.3)	2.4
Corporate and other	(22.1)	(26.3)	—	—	(48.4)
Total	$135.6	$(26.9)	$(24.0)	$(30.4)	54.4
Other income, net					16.5
Earnings from continuing operations before income taxes and minority interest					70.9
Income tax provision					(23.9)
Minority interest in losses of consolidated subsidiaries					0.4
Earnings from continuing operations					47.4
Gain on sale of discontinued operations, net of tax					35.1
Income from discontinued operations, net of tax					13.5
Net earnings available to common shareholders					$96.0

(A)        Non-cash compensation expense includes $2.1 million, $2.3 million, 22.5 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	For the three months ended June 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(B)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing	$60.5	$(1.3)	$—	$(9.3)	$49.9
Transactions:
Ticketmaster	75.9	—	—	(7.0)	68.9
LendingTree	14.8	—	—	(5.0)	9.8
Real Estate	(4.6)	—	—	(2.3)	(6.8)
ServiceMagic	4.4	(0.2)	—	(0.8)	3.5
Total Transactions	90.5	(0.1)	—	(15.1)	75.3
Media & Advertising	10.7	—	(9.5)	(12.5)	(11.3)
Membership & Subscriptions:
Interval	28.9	—	—	(6.3)	22.5
Match	17.3	—	—	(0.6)	16.6
Entertainment	(16.6)	—	—	(1.3)	(17.9)
Total Membership & Subscriptions	29.5	—	—	(8.2)	21.3
Emerging Businesses	(4.2)	—	—	(0.1)	(4.3)
Corporate and other	(22.1)	(27.2)	—	—	(49.3)
Total	$165.1	$(28.7)	$(9.5)	$(45.3)	81.5
Other income, net					18.0
Earnings from continuing operations before income taxes and minority interest					99.6
Income tax provision					(42.4)
Minority interest in losses of consolidated subsidiaries					0.8
Earnings from continuing operations					57.9
Loss from discontinued operations, net of tax					(4.1)
Net earnings available to common shareholders					$53.8

(B)         Non-cash compensation expense includes $2.1 million, $2.4 million and $24.2 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

	For the six months ended June 30, 2007:
	Operating Income Before Amortization	Non-cash compensation expense(C)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing	$78.2	$(0.7)	$(0.4)	$(7.9)	$69.2
Transactions:
Ticketmaster	130.7	—	—	(13.5)	117.2
LendingTree	4.8	(0.2)	—	(5.8)	(1.2)
Real Estate	(12.1)	(0.1)	—	(4.5)	(16.7)
ServiceMagic	13.3	(0.3)	—	(1.5)	11.5
Total Transactions	136.7	(0.6)	—	(25.3)	110.7
Media & Advertising	28.9	—	(16.8)	(12.3)	(0.2)
Membership & Subscriptions:
Interval	77.3	—	—	(12.6)	64.7
Match	28.0	—	(7.2)	(0.4)	20.3
Entertainment	(26.5)	—	—	(1.4)	(27.9)
Total Membership & Subscriptions	78.7	—	(7.2)	(14.4)	57.1
Emerging Businesses	0.3	(0.3)	—	(0.7)	(0.7)
Corporate and other	(44.7)	(49.5)	—	—	(94.2)
Total	$278.1	$(51.1)	$(24.5)	$(60.6)	142.0
Other income, net					29.3
Earnings from continuing operations before income taxes and minority interest					171.3
Income tax provision					(62.1)
Minority interest in losses of consolidated subsidiaries					0.2
Earnings from continuing operations					109.4
Gain on sale of discontinued operations, net of tax					35.1
Income from discontinued operations, net of tax					13.6
Net earnings available to common shareholders					$158.1

(C)         Non-cash compensation expense includes $3.9 million, $4.3 million, 42.8 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	For the six months ended June 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(D)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing	$119.5	$(2.2)	$—	$(24.8)	$92.5
Transactions:
Ticketmaster	141.7	—	—	(13.9)	127.8
LendingTree	27.7	1.2	—	(10.0)	18.8
Real Estate	(9.6)	0.6	—	(4.5)	(13.6)
ServiceMagic	7.6	(0.3)	—	(1.6)	5.7
Total Transactions	167.4	1.5	—	(30.1)	138.8
Media & Advertising	22.3	—	(15.0)	(25.1)	(17.8)
Membership & Subscriptions:
Interval	65.3	—	—	(12.6)	52.7
Match	23.2	—	(3.0)	(1.6)	18.6
Entertainment	(30.3)	—	—	(2.6)	(32.9)
Total Membership & Subscriptions	58.2	—	(3.0)	(16.8)	38.4
Emerging Businesses	(8.1)	(0.1)	—	(0.2)	(8.4)
Corporate and other	(41.2)	(51.9)	—		(93.1)
Total	$318.1	$(52.7)	$(18.0)	$(97.0)	150.4
Other income, net					26.2
Earnings from continuing operations before income taxes and minority interest					176.6
Income tax provision					(74.7)
Minority interest in losses of consolidated subsidiaries					0.7
Earnings from continuing operations					102.6
Loss from discontinued operations, net of tax					(1.6)
Net earnings available to common shareholders					$101.0

(D)       Non-cash compensation expense includes $4.1 million, $4.5 million, $44.0 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

NOTE 7—DISCONTINUED OPERATIONS

During the second quarter of 2006, Quiz TV Limited, previously reported in IAC’s Emerging Businesses group, ceased operations. iBuy, also previously reported in IAC’s Emerging Businesses group, was classified as held for sale during the fourth quarter of 2006 and was subsequently sold during the second quarter of 2007. Additionally, on November 29, 2006, IAC sold PRC, previously reported in the Teleservices segment of IAC’s Transactions sector, for approximately $286.5 million which resulted in a pre-tax gain of $66.3 million and an after-tax gain of $9.6 million. On June 19, 2007, IAC sold HSE, previously reported in the International segment of IAC’s Retailing sector, for approximately $216.5 million, which resulted in a pre-tax gain of $52.0 million and an after-tax gain of $35.1 million. See Note 10 for a further description of the sale of HSE. Accordingly, Quiz TV Limited, iBuy and HSE are presented as discontinued operations for all periods presented, and PRC is presented as discontinued operations in the statements of operations for the three and six months ended June 30, 2006. TV Travel Shop, Styleclick and ECS are also presented as discontinued operations for all periods presented.

The net revenue and net earnings, net of the effect of any minority interest, for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenue	$86,762	$185,350	$192,679	$386,119
Earnings (loss) before income taxes and minority interest	$11,006	$(2,077)	$12,269	$2,534
Income tax benefit (provision)	2,502	(2,044)	1,342	(4,112)
Net earnings (loss)	$13,508	$(4,121)	$13,611	$(1,578)

The assets and liabilities of HSE at December 31, 2006 have been classified in the accompanying consolidated balance sheet as “Assets held for sale” (which is included in “Prepaid and other current assets”) and “Liabilities held for sale” (which is included in “Accrued expenses and other current liabilities”). Such net assets held for sale consist of the following (in thousands):

December 31, 2006
Current assets	$81,834
Goodwill	122,721
Other non-current assets	22,325
Total assets held for sale	226,880
Current liabilities	(56,353)
Other long-term liabilities	(7,992)
Total liabilities held for sale	(64,345)
Total net assets held for sale	$162,535

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings from continuing operations available to common shareholders	$47,383	$47,383	$57,929	$57,929
Interest expense on Convertible Notes, net of tax(a)(b)	—	—	—	—
Net earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	47,383	47,383	57,929	57,929
Income (loss) from discontinued operations, net of tax	48,589	48,589	(4,121)	(4,121)
Net earnings available to common shareholders	$95,972	$95,972	$53,808	$53,808
Denominator:
Basic shares outstanding	287,392	287,392	311,944	311,944
Dilutive securities including stock options, warrants and restricted stock and share units	—	15,172	—	12,353
Denominator for earnings per share—weighted average shares(c)(d)	287,392	302,564	311,944	324,297
Earnings (loss) per share:
Earnings per share from continuing operations	$0.16	$0.16	$0.19	$0.18
Discontinued operations, net of tax	0.17	0.16	(0.02)	(0.01)
Earnings per share from net earnings	$0.33	$0.32	$0.17	$0.17

	Six months ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings from continuing operations available to common shareholders	$109,371	$109,371	$102,569	$102,569
Interest expense on Convertible Notes, net of tax(a)(b)	—	—	—	—
Net earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	109,371	109,371	102,569	102,569
Income (loss) from discontinued operations, net of tax	48,692	48,692	(1,578)	(1,578)
Net earnings available to common shareholders	$158,063	$158,063	$100,991	$100,991
Denominator:
Basic shares outstanding	287,292	287,292	315,667	315,667
Dilutive securities including stock options, warrants and restricted stock and share units	—	16,029	—	15,118
Denominator for earnings per share—weighted average shares(c)(d)	287,292	303,321	315,667	330,785
Earnings per share:
Earnings per share from continuing operations	$0.38	$0.36	$0.32	$0.31
Discontinued operations, net of tax	0.17	0.16	0.00	0.00
Earnings per share from net earnings	$0.55	$0.52	$0.32	$0.31

(a)           For the three and six months ended June 30, 2007, approximately 0.5 million and 0.6 million weighted average common shares, respectively, related to the assumed conversion of the Company’s Convertible Notes were excluded from the calculation of diluted earnings per share, because the assumed conversion would have been anti-dilutive. Accordingly, under the “if-converted” method, the interest expense on the Convertible Notes, net of tax, was included in net earnings from continuing operations available to common shareholders.

(b)          For the three and six months ended June 30, 2006, approximately 1.7 million and 1.8 million weighted average common shares, respectively, related to the assumed conversion of the Company’s Convertible Notes were excluded from the calculation of diluted earnings per share, because the assumed conversion would have been anti-dilutive. Accordingly, under the “if-converted” method, the interest expense on the Convertible Notes, net of tax, was included in net earnings from continuing operations available to common shareholders.

(c)           Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company’s Convertible Notes. For the three and six months ended June 30, 2007, approximately 17.9 million and 13.1 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(d)          Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company’s Convertible Notes. For the three and six months ended June 30, 2006, approximately 37.4 million and 33.8 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 9—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At June 30, 2007 and December 31, 2006, the Company’s equity investments in unconsolidated affiliates totaled $372.3 million and $117.2 million, respectively, and are included in “Long-term investments” in the accompanying consolidated balance sheets.

During the second quarter of 2007, the Company made investments which totaled $247.8 million in entities that are accounted for under the equity method. This includes the conversion of a convertible note which was carried at $26.5 million. The most significant investment made by the Company was in Front Line Management Group, Inc. (“Front Line”). During the third quarter of 2007, the Company agreed to sell a portion of its investment in Front Line to Warner Music Group at the same per share price that the Company paid to acquire its holdings in Front Line. This sale is expected to close during the third quarter.

Summarized aggregated financial information for the Company’s equity investments is as follows (in thousands):

	Six months ended June 30,
	2007	2006
Net sales	$516,012	$424,873
Gross profit	196,990	181,289
Net income	35,649	46,986

NOTE 10—DERIVATIVE INSTRUMENTS

Derivatives Related to Loans Held for Sale

The Company is exposed to certain risks in connection with its mortgage banking operations which are conducted under two brand names, LendingTree Loans and Home Loan Center (herein collectively referred to as “LendingTree Loans”). LendingTree Loans is exposed to interest rate risk for loans it originates until those loans are sold in the secondary market (“loans held for sale”). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into derivatives for risk management purposes, effective April 1, 2007 it no longer designates these derivative instruments as hedges and thus the relationships no longer qualify for the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

Prior to April 1, 2007, the fair value of loans held for sale was determined using current secondary market prices for loans with similar coupons, maturities and credit quality and the carrying value of the loans held for sale and the related derivative instruments were adjusted for changes in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk were recognized in the statement of operations as a component of revenue. The net of these adjustments represented the ineffective portion of highly effective hedges which was also recorded as a component of revenue. If it was determined that the hedging relationship was no longer highly effective, hedge accounting was discontinued. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. The fair value of the derivative instruments is recorded in “Prepaid and other current assets” and/or “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets. During the first quarter of 2007, the Company recognized losses of less than $0.1 million related to hedge ineffectiveness. For the three and six months ended June 30, 2007, the Company recognized gains of $0.9 million and $0.5 million, respectively, related to the changes in fair value of derivative instruments when hedge accounting was discontinued. For the three and six months ended June 30, 2006, the Company recognized losses in both periods of $0.2 million related to hedge ineffectiveness and losses of $0.2 million and gains of $0.3 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—“IRLCs”). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” and SFAS No. 133 and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans’ risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of earnings. Neither the IRLCs nor the related hedging instrument qualify for hedge accounting and both are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations. The net change in the fair value of these derivative instruments for the three and six months ended June 30, 2007 resulted in gains of $0.4 million and $0.1 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The net change in the fair value of these derivative instruments for the three and six months ended June 30, 2006 resulted in losses of $0.6 million and gains of $1.0 million, respectively, and have been recognized in the accompanying consolidated statements of operations. The IRLCs are recorded in “Prepaid and other current assets” and/or “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets. At June 30, 2007, there was $493.2 million of IRLC’s notional value outstanding.

Derivatives Related to Long-term Debt

IAC’s objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC’s risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion of its 7.00% Senior Notes due January 15, 2013 (the “2002 Senior Notes”), which effectively changed the Company’s interest rate exposure on a portion of the debt from fixed to floating. As of June 30, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at June 30, 2007 and 2006 resulted in losses of $18.2 million and $23.7 million, respectively. The fair value of the contracts has been recorded in the accompanying consolidated balance sheets in “Other long-term liabilities” with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

Derivatives Created in the Spin-Off

As a result of the IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.) acquisition, upon conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the “Convertible Notes”), holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company’s option. Following the Expedia spin-off on August 9, 2005, IAC became obligated to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC’s accompanying consolidated balance sheets because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $16.4 million at June 30, 2007. Under the separation agreement related to the Expedia spin-off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC’s accompanying consolidated balance sheet valued at $13.8 million at June 30, 2007. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the three and six months ended June 30, 2007 resulted in net gains of $1.8 million and $1.5 million, respectively, which have been recognized in “Other income” in the accompanying consolidated statements of operations. The net change in the fair value of these derivatives for the three and six months ended June 30, 2006 resulted in net gains of $4.5 million and net losses of $0.8 million, respectively, which have been recognized in “Other income” in the accompanying consolidated statements of operations. At June 30, 2007, the derivative asset related to the Convertible Notes is recorded in “Prepaid and other current assets” and the derivative liability related to the Convertible Notes is recorded in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets. At June 30, 2007, the principal amount of the Convertible Notes outstanding was $12.6 million.

Derivative Created in the Sale of HSE

On June 19, 2007, in consideration for the sale of HSE to Arcandor AG (“ARO”), formerly known as KarstadtQuelle AG, IAC received approximately 5.5 million shares of ARO stock valued at €141 million (the “ARO Shares”), plus additional consideration in the form of a derivative asset, that has a value of up to €54 million within three years. The ARO stock is a marketable security that will be accounted for as an available-for-sale investment according to the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The ultimate value of the derivative asset is dependent, in part, upon the average value of the ARO Shares for the 90 days preceding June 19, 2010 (the “Average Value”). To the extent that the Average Value of the ARO Shares is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value of the ARO Shares is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value of the ARO Shares is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the value of the ARO Shares equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the derivative asset expires without any payment being made. The derivative asset is maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The change in the fair value of this derivative asset for the three and six months ended June 30, 2007 resulted in a gain of $1.9 million for both periods, which has been recognized in “Other income” in the accompanying consolidated statements of operations. At June 30, 2007, the ARO Shares, valued at $185.0 million, and the derivative asset, valued at $29.3 million, are recorded in “Long-term investments” and “Other non-current assets”, respectively, in the accompanying consolidated balance sheet.

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

During the second quarter of 2003, one of the Company’s foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. This derivative contract was designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability were recognized each period in the statement of operations and were offsetting. In addition, the remaining effective portion of the derivative gain or loss was recorded in other comprehensive income until the liability was extinguished in June 2007 in connection with the sale of HSE.

NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

On July 19, 2005, IAC completed the acquisition of IAC Search & Media. As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media is wholly owned by IAC.

The following tables present condensed consolidating financial information as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media on a stand-alone basis; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

Balance sheet as of June 30, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Current assets	$90,990	$116,691	$2,896,860	$—	$3,104,541
Property, plant and equipment, net	—	53,522	569,144	—	622,666
Goodwill and intangible assets, net	—	1,683,505	6,748,995	—	8,432,500
Investment in subsidiaries	13,591,708	1,213,497	11,880,969	(26,686,174)	—
Other assets	239,184	8,118	515,122	—	762,424
Total assets	$13,921,882	$3,075,333	$22,611,090	$(26,686,174)	$12,922,131
Current liabilities	$28,913	$53,879	$1,536,870	$—	$1,619,662
Long-term obligations, net of current maturities	731,765	—	80,062	—	811,827
Other liabilities and minority interest	752,764	68,269	542,716	—	1,363,749
Intercompany liabilities	3,281,547	(182,774)	(3,098,773)	—	—
Interdivisional equity	—	3,141,988	20,530,110	(23,672,098)	—
Shareholders’ equity	9,126,893	(6,029)	3,020,105	(3,014,076)	9,126,893
Total liabilities and shareholders’ equity	$13,921,882	$3,075,333	$22,611,090	$(26,686,174)	$12,922,131

Balance sheet as of December 31, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Current assets	$1,182,540	$112,513	$2,662,331	$—	$3,957,384
Property, plant and equipment, net	—	46,927	547,609	—	594,536
Goodwill and intangible assets, net	—	1,717,631	6,596,317	—	8,313,948
Investment in subsidiaries	12,580,625	1,213,669	11,879,869	(25,674,163)	—
Other assets	142,315	7,603	172,988	—	322,906
Total assets	$13,905,480	$3,098,343	$21,859,114	$(25,674,163)	$13,188,774
Current liabilities	$28,045	$7,658	$2,225,478	$—	$2,261,181
Long-term obligations, net of current maturities	738,316	18,700	99,392	—	856,408
Other liabilities and minority interest	728,625	100,149	473,418	—	1,302,192
Intercompany liabilities	3,641,501	(168,663)	(3,472,838)	—	—
Interdivisional equity	—	3,142,127	20,370,320	(23,512,447)	—
Shareholders’ equity	8,768,993	(1,628)	2,163,344	(2,161,716)	8,768,993
Total liabilities and shareholders’ equity	$13,905,480	$3,098,343	$21,859,114	$(25,674,163)	$13,188,774

Statement of operations for the three months ended June 30, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$152,121	$1,360,273	$—	$1,512,394
Operating expenses	—	(164,547)	(1,293,476)	—	(1,458,023)
Interest (expense) income, net	(147,737)	3,608	147,106	—	2,977
Other income (expense), net	195,120	(1,231)	12,453	(192,805)	13,537
Income tax benefit (provision)	—	2,496	(26,351)	—	(23,855)
Minority interest in losses of consolidated subsidiaries	—	—	353	—	353
Earnings (loss) from continuing operations	47,383	(7,553)	200,358	(192,805)	47,383
Discontinued operations, net of tax	48,589	—	48,589	(48,589)	48,589
Net earnings (loss) available to common shareholders	$95,972	$(7,553)	$248,947	$(241,394)	$95,972

Statement of operations for the six months ended June 30, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$299,072	$2,706,003	$—	$3,005,075
Operating expenses	—	(299,916)	(2,563,205)	—	(2,863,121)
Interest (expense) income, net	(271,672)	4,844	274,080	—	7,252
Other income (expense), net	381,040	(2,902)	21,218	(377,291)	22,065
Income tax provision	—	(1,550)	(60,590)	—	(62,140)
Minority interest in losses of consolidated subsidiaries	3	—	237	—	240
Earnings (loss) from continuing operations	109,371	(452)	377,743	(377,291)	109,371
Discontinued operations, net of tax	48,692	—	48,692	(48,692)	48,692
Net earnings (loss) available to common shareholders	$158,063	$(452)	$426,435	$(425,983)	$158,063

Statement of cash flows for the six months ended June 30, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows (used in) provided by operating activities attributable to continuing operations	$(273,433)	$56,634	$623,311	$—	$406,512
Cash flows used in investing activities attributable to continuing operations	(283,249)	(19,820)	(72,823)	—	(375,892)
Cash flows provided by (used in) financing activities attributable to continuing operations	556,682	(37,053)	(957,804)	—	(438,175)
Net cash used in discontinued operations	—	—	(3,056)	—	(3,056)
Effect of exchange rate changes on cash and cash equivalents	—	386	7,784	—	8,170
Cash and cash equivalents at beginning of period	—	51,013	1,377,127	—	1,428,140
Cash and cash equivalents at end of period	$—	$51,160	$974,539	$—	$1,025,699

Statement of operations for the three months ended June 30, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$114,061	$1,317,562	$—	$1,431,623
Operating expenses	—	(127,649)	(1,222,466)	—	(1,350,115)
Interest (expense) income, net	(110,291)	1,261	112,214	—	3,184
Other income, net	167,405	12,062	9,175	(173,779)	14,863
Income tax provision	—	(525)	(41,895)	—	(42,420)
Minority interest in losses (income) of consolidated subsidiaries	815	—	(21)	—	794
Earnings (loss) from continuing operations	57,929	(790)	174,569	(173,779)	57,929
Discontinued operations, net of tax	(4,121)	—	(4,121)	4,121	(4,121)
Net earnings (loss) available to common shareholders	$53,808	$(790)	$170,448	$(169,658)	$53,808

Statement of operations for the six months ended June 30, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$217,417	$2,567,613	$—	$2,785,030
Operating expenses	—	(237,966)	(2,396,677)	—	(2,634,643)
Interest (expense) income, net	(217,012)	1,342	222,176	—	6,506
Other income, net	318,874	11,135	18,735	(329,011)	19,733
Income tax benefit (provision)	—	2,507	(77,235)	—	(74,728)
Minority interest in losses (income) of consolidated subsidiaries	707	—	(36)	—	671
Earnings (loss) from continuing operations	102,569	(5,565)	334,576	(329,011)	102,569
Discontinued operations, net of tax	(1,578)	—	(1,578)	1,578	(1,578)
Net earnings (loss) available to common shareholders	$100,991	$(5,565)	$332,998	$(327,433)	$100,991

Statement of cash flows for the six months ended June 30, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows (used in) provided by operating activities attributable to continuing operations	$(161,378)	$55,705	$508,644	$—	$402,971
Cash flows (used in) provided by investing activities attributable to continuing operations	(59,278)	(9,471)	289,448	—	220,699
Cash flows provided by (used in) financing activities attributable to continuing operations	220,656	(46,203)	(710,338)	—	(535,885)
Net cash used in discontinued operations	—	—	(32,592)	—	(32,592)
Effect of exchange rate changes on cash and cash equivalents	—	1,351	17,042	—	18,393
Cash and cash equivalents at beginning of period	—	72,977	914,103	—	987,080
Cash and cash equivalents at end of period	$—	$74,359	$986,307	$—	$1,060,666

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the six months ended June 30, 2007

On June 19, 2007, IAC completed the sale of HSE and received approximately 5.5 million shares of ARO stock and a derivative asset, valued at $190.1 million and $27.1 million, respectively. See Note 10 for a further description of the sale of HSE.

On June 8, 2007, the Company made an investment in Front Line, which included the conversion of a $26.5 million convertible note. See Note 9 for a further description of the Company’s investment in Front Line.

During the six months ended June 30, 2007, $7.5 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.3 million shares of IAC common stock and 0.3 million shares of Expedia common stock were issued to the holders.

Supplemental Disclosure of Non-Cash Transactions for the six months ended June 30, 2006

During the six months ended June 30, 2006, $79.3 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 3.0 million shares of IAC common stock and 3.0 million shares of Expedia common stock were issued to the holders.

NOTE 13—Comprehensive Income

Comprehensive income is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings available to common shareholders	$95,972	$53,808	$158,063	$100,991
Foreign currency translation	(9,768)	14,107	(6,966)	20,130
Unrealized losses on available for sale securities	(6,164)	(3,537)	(4,809)	(3,591)
Net gains (losses) on derivative contracts	201	145	(2,261)	155
Other comprehensive (loss) income	(15,731)	10,715	(14,036)	16,694
Comprehensive income	$80,241	$64,523	$144,027	$117,685

Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	June 30, 2007	December 31, 2006
Foreign currency translation	$71,581	$78,547
Unrealized losses on available for sale securities	(9,206)	(4,397)
Net gains on derivative contracts	94	2,355
Accumulated other comprehensive income	$62,469	$76,505

NOTE 14—INCOME TAXES

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to the expected operating income for the year, projections of the proportion of income or (loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter. Included in the income tax provision for the three months ended June 30, 2007 is a provision of $1.0 million due to a change in the estimated annual effective tax rate from that used in the first quarter.

For the three and six months ended June 30, 2007, the Company recorded a tax provision for continuing operations of $23.9 million and $62.1 million, respectively, which represent effective tax rates of 34% and 36%, respectively. The tax rate for the three months ended June 30, 2007 is lower than the federal statutory rate of 35% due to benefits from foreign tax credits, which offset interest on tax contingencies, and lower state taxes due to discrete items recognized in the period. The tax rate for the six months ended June 30, 2007 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign tax credits associated with equity income from unconsolidated affiliates.

For the three and six months ended June 30, 2006, the Company recorded a tax provision for continuing operations of $42.4 million and $74.7 million, respectively, which represent effective tax rates of

43% and 42%, respectively. The tax rate for the three months ended June 30, 2006 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by the non-taxable gain on the fair value of derivatives created in the Expedia spin-off. The tax rate for the six months ended June 30, 2006 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign income taxed at lower tax rates.

The Company has adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of the adoption resulted in an increase of $420.7 million to retained earnings. As of January 1, 2007 and June 30, 2007, the Company had unrecognized tax benefits of approximately $242.0 million and $245.1 million, respectively. If unrecognized tax benefits as of June 30, 2007 are subsequently recognized, approximately $37.2 million and $38.2 million, net of related deferred tax assets, would reduce income tax expense from continuing operations and discontinued operations, respectively.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and six months ended June 30, 2007 is $2.0 million and $4.7 million, net of related deferred taxes, respectively, for interest on unrecognized tax benefits. At January 1, 2007 and June 30, 2007 the Company has accrued $16.0 million and $24.5 million, respectively for the payment of interest. There are no material accruals for penalties.

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

The IRS is currently examining the Company’s tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2008. Various state, local and foreign jurisdictions are currently under exam, the most significant of which are California, Florida and New York, for various tax years after December 31, 2001. The examinations are expected to be completed by late 2008. The Company believes that it is reasonably possible that its unrecognized tax benefits could change within twelve months of the current reporting date. While the amount could be significant, an estimate of this potential change cannot be made.

NOTE 15—CONTINGENCIES

In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and, therefore, no reserve is established. Although management currently believes that resolving claims against us will not have a material impact on the liquidity, results of operations or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 14 for discussion related to income tax contingencies.

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

•       Retailing;

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

Beginning with the first quarter of 2007, the Services sector has been renamed Transactions to more clearly reflect the nature of the activities of the businesses within that sector and several segment names were changed to identify the primary brand name within those segments, where practical. These name changes did not affect the composition of our reporting segments and did not have any impact on our financial reporting. Following the sale of the Company’s German TV and internet retailer Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 (“HSE”), on June 19, 2007, the segment formerly known as Retailing U.S. has been renamed Retailing.

During the second quarter of 2006, Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations. Additionally, during the fourth quarter of 2006, PRC, IAC’s Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC’s Emerging Businesses group, was classified as held for sale. During the second quarter of 2007, iBuy was subsequently sold and HSE, which was previously reported in the International reporting segment of our Retailing sector, was also sold. Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include PRC and HSE through June 30, 2006 and June 19, 2007, respectively. Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented.

For a more detailed presentation of the Company’s operating businesses, see the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006

Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenues, operating income and Operating Income Before

Amortization (as defined in IAC’s Principles of Financial Reporting) for the three and six months ended June 30, 2007 and 2006 (rounding differences may occur):

	Three months ended June 30,				Six months ended June 30,
	2007	Percentage of total	2006	Percentage of total	2007	Percentage of total	2006	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$701.4	46%	$696.2	49%	$1,386.7	46%	$1,369.4	49%
Transactions	441.9	29%	434.0	30%	886.6	30%	819.1	29%
Media & Advertising	174.0	12%	131.3	9%	342.1	11%	248.9	9%
Membership & Subscriptions	193.2	13%	171.1	12%	385.3	13%	349.6	13%
Emerging Businesses	5.4	0%	0.5	0%	8.9	0%	0.9	0%
Inter-sector elimination	(3.5)	0%	(1.5)	0%	(4.5)	0%	(2.8)	0%
Total	$1,512.4	100%	$1,431.6	100%	$3,005.1	100%	$2,785.0	100%

	Three months ended June 30,				Six months ended June 30,
	2007	Percentage of total	2006	Percentage of total	2007	Percentage of total	2006	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
Retailing	$34.6	64%	$49.9	61%	$69.2	49%	$92.5	62%
Transactions	48.5	89%	75.3	92%	110.7	78%	138.8	92%
Media & Advertising	(10.7)	(20)%	(11.3)	(14)%	(0.2)	0%	(17.8)	(12)%
Membership & Subscriptions	28.0	51%	21.3	26%	57.1	40%	38.4	26%
Emerging Businesses	2.4	4%	(4.3)	(5)%	(0.7)	0%	(8.4)	(6)%
Corporate and other	(48.4)	(89)%	(49.3)	(60)%	(94.2)	(66)%	(93.1)	(62)%
Total	$54.4	100%	$81.5	100%	$142.0	100%	$150.4	100%

	Three months ended June 30,				Six months ended June 30,
	2007	Percentage of total	2006	Percentage of total	2007	Percentage of total	2006	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$38.4	28%	$60.5	37%	$78.2	28%	$119.5	38%
Transactions	62.2	46%	90.5	55%	136.7	49%	167.4	53%
Media & Advertising	11.7	9%	10.7	7%	28.9	10%	22.3	7%
Membership & Subscriptions	42.4	31%	29.5	18%	78.7	28%	58.2	18%
Emerging Businesses	2.9	2%	(4.2)	(3)%	0.3	0%	(8.1)	(3)%
Corporate and other	(22.1)	(16)%	(22.1)	(13)%	(44.7)	(16)%	(41.2)	(13)%
Total	$135.6	100%	$165.1	100%	$278.1	100%	$318.1	100%

IAC Consolidated Results

Revenue

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue in 2007 increased $80.8 million from 2006 primarily as a result of revenue increases of $42.8 million from the Media & Advertising sector, $22.1 million from the Membership & Subscriptions sector, $7.9 million from the Transactions sector and $5.2 million from the Retailing sector. The increase from the Media & Advertising sector was driven primarily from growth at the syndicated search and Fun Web Products businesses. Results from the Membership & Subscriptions sector benefited from an 8% increase in confirmed vacations and a 6% increase in membership at Interval, and a 12% increase in average revenue per subscriber in North America and worldwide growth in subscribers of 1% at Match. The increase from the Transactions sector was driven by strong growth at ServiceMagic and, to a lesser extent, a 1% increase in worldwide ticket volume and an increase in other ticket revenue at our Ticketmaster segment. Partially offsetting the revenue growth at ServiceMagic and Ticketmaster was a revenue decline at LendingTree, which continues to operate in a difficult home loan market. The increase in the Retailing sector reflects strong gains at Shoebuy and slight growth from the Catalogs business, partially offset by a 1% decline in sales at HSN.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue in 2007 increased $220.0 million from 2006 primarily as a result of revenue increases of $93.2 million from the Media & Advertising sector, $67.5 million from the Transactions sector, $35.7 million from the Membership & Subscriptions sector, and $17.3 million from the Retailing sector. The revenue growth from the Media & Advertising sector was driven primarily by an increase in queries from syndicated search and increased queries and revenue per query at Fun Web Products. The growth in the Transactions sector was driven by a higher mix and volume of concert ticket sales and continued international strength at our Ticketmaster segment, partially offset by a decline in LendingTree revenue, which continues to be impacted by a contracting mortgage market. The contribution from the Membership & Subscriptions sector was driven by increased transaction volume and membership at Interval, and increased average revenue per subscriber and worldwide subscribers at Match. The growth from the Retailing sector reflects the full six month inclusion and growth of Shoebuy, which was acquired on February 3, 2006, and slight growth from the Catalogs business, partially offset by a 1% decline in sales at HSN.

Cost of sales

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Cost of sales	$784,823	9%	$718,599
As a percentage of total revenue	52%	170 bp	50%
Gross margins	48%	(170) bp	50%

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

Cost of sales in 2007 increased $66.2 million from 2006 primarily due to increased expenses of $30.2 million from the Media & Advertising sector, $16.6 million from the Transactions sector and $14.8 million from the Retailing sector. The increase in cost of sales from the Media & Advertising sector was primarily due to an increase of $27.1 million in revenue share payments to third party traffic sources which is a direct result from the growth in network revenue at IAC Search & Media. The increase in the Transactions sector was primarily driven by increases of $5.1 million in ticketing royalties and $4.7 million in compensation and other employee-related costs at our Ticketmaster segment due in part to higher royalty rates and increased costs associated with a 14% increase in headcount, respectively. Also contributing to the increase in cost of sales were increased expenses from the Retailing sector of $13.5 million in cost of products sold due to increased revenue and a shift in product mix to items with lower gross margins.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Cost of sales	$1,556,551	12%	$1,395,293
As a percentage of total revenue	52%	170 bp	50%
Gross margins	48%	(170) bp	50%

Cost of sales in 2007 increased $161.3 million from 2006 primarily due to increased expenses of $64.2 million from the Transactions sector, $63.2 million from the Media & Advertising sector and $30.2 million from the Retailing sector. The increase in cost of sales from the Transactions sector was primarily driven by increases of $31.4 million in ticketing royalties, $9.3 million in compensation and other employee-related costs and $7.4 million in credit card processing fees at our Ticketmaster segment due in part to higher revenue and higher royalty rates. The increase in the Media & Advertising sector was primarily due to an increase of $55.8 million in revenue share payments to third party traffic sources resulting from higher network revenue.  Also contributing to the increase in cost of sales were increased expenses from the Retailing sector of $23.6 million in cost of products sold and $5.1 million in shipping and handling costs. Included in these increases at the Retailing sector is the impact of a full six months of results from Shoebuy in 2007.

Selling and marketing expense

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three months ended June 30,
	2007	% Change		2006
	(Dollars in thousands)
Selling and marketing expense	$346,291	7%		$323,585
As a percentage of total revenue	23%	29	bp	23%

Selling and marketing expense consists primarily of advertising and promotional expenditures, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions and on-air distribution costs. Advertising and promotional expenditures primarily include online marketing and catalog circulation costs, as well as television, print and radio spending.

Selling and marketing expense in 2007 increased $22.7 million from 2006 primarily due to increases of $8.2 million from the Media & Advertising sector, $5.9 million from the Retailing sector and $3.6 million from the Transactions sector. The increase in selling and marketing expense from the Media & Advertising sector was primarily due to an increase of $4.6 million in advertising and promotional expenditures, as well as an increase of $2.3 million in compensation and other employee-related costs. In addition, selling and marketing expense increased at the Retailing sector primarily due to an increase of $2.9 million in on-air distribution costs at HSN and $1.4 million in compensation and other employee-related costs, partially offset by a decrease of $2.5 million in catalog circulation costs. Selling and marketing expense from the Transactions sector increased primarily due to an increase of $3.9 million in advertising and promotional expenditures.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Selling and marketing expense	$677,669	7%	$630,533
As a percentage of total revenue	23%	(9) bp	23%

Selling and marketing expense in 2007 increased $47.1 million from 2006 primarily due to increases of $16.7 million from the Media & Advertising sector, $12.1 million from the Retailing sector and $9.3 million from the Membership & Subscriptions sector. The increase in selling and marketing expense from the Media & Advertising sector was primarily due to an increase of $6.1 million in compensation and other employee-related costs, as well as an increase of $5.4 million in advertising and promotional expenditures. The increase in compensation and other employee-related costs is due in part to a 58% increase in headcount from the prior year period at Citysearch. Selling and marketing expense from the Retailing sector increased primarily due to an increase of $7.0 million in on-air distribution costs at HSN and the inclusion of six months of results from Shoebuy in 2007, partially offset by a decrease of $5.0 million in catalog circulation costs. In addition, selling and marketing expense increased at the Memberships & Subscriptions sector primarily due to an increase of $11.7 million in advertising and promotional expenditures at Match related to its domestic and international marketing campaigns, partially offset by decreases of $1.8 million in both compensation and other employee-related costs and advertising and promotional expenditures at Entertainment.

General and administrative expense

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
General and administrative expense	$205,949	9%	$188,315
As a percentage of total revenue	14%	46 bp	13%

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

General and administrative expense in 2007 increased $17.6 million from 2006 primarily due to increases of $15.4 million from the Transactions sector and $6.4 million from the Retailing sector, partially offset by a reduction in expense of $4.9 million from the Emerging Businesses group. The increase in general and administrative expense from the Transactions sector was primarily due to an increase of $7.0 million in certain litigation reserves at Ticketmaster recorded in the current year period. Also contributing to the increase in general and administrative expense in the Transactions sector is $3.7 million and $0.9 million in costs associated with a reduction in work force at LendingTree and a restructuring at Real Estate, respectively. In addition, general and administrative expense increased at the Retailing sector primarily due to a $4.2 million increase in compensation and other employee-related costs. Offsetting these increases in general and administrative expense is an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture within the Emerging Businesses group.

General and administrative expense includes non-cash compensation of $22.5 million in 2007 compared with $24.2 million in 2006. As of June 30, 2007, there was approximately $244.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.0 years.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
General and administrative expense	$408,944	13%	$362,652
As a percentage of total revenue	14%	59 bp	13%

General and administrative expense in 2007 increased $46.3 million from 2006 primarily due to increases of $31.2 million from the Transactions sector and $17.4 million from the Retailing sector. The increase in general and administrative expense from the Transactions sector was primarily due to an increase of $7.0 million in certain litigation reserves at Ticketmaster in the current year period compared to the prior year period which includes a reduction of $5.8 million in certain litigation reserves. General and administrative expense at our Transactions sector also reflect increases of $4.2 million and $3.9 million in compensation and other employee-related costs at ServiceMagic and Ticketmaster, respectively. The increase in compensation and other employee-related costs is due in part to increases in headcount resulting from growth in these businesses. The Transactions sector was further impacted by increased costs associated with a reduction in workforce at LendingTree and a restructuring at Real Estate as noted above in the three month discussion. Also contributing to the increase in general and administrative expense was an increase at the Retailing sector of $10.4 million in compensation and other employee-related costs and $3.0 million in professional fees. Included in this increase at the Retailing sector is the impact of six months of results from Shoebuy in 2007.

General and administrative expense includes non-cash compensation of $42.8 million in 2007 compared with $44.0 million in 2006.

Other operating expense

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Other operating expense	$27,968	3%	$27,266
As a percentage of total revenue	2%	(6) bp	2%

Other operating expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at the Retailing sector and product development at IAC Search & Media which include costs related to the design, development, testing and enhancement of its technology that are not capitalized.

Other operating expense in 2007 increased $0.7 million from 2006 primarily due to an increase of $0.4 million in compensation and other employee-related costs at IAC Search & Media in 2007, due in part to a 19% increase in headcount, as it continues to upgrade and enhance its search technology.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Other operating expense	$58,383	6%	$54,843
As a percentage of total revenue	2%	(3) bp	2%

Other operating expense in 2007 increased $3.5 million from 2006 due primarily to the factors noted above in the three month discussion.

Depreciation

For the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006

	Three months ended June 30,			Six months ended June 30,
	_2007	% Change	2006	2007	% Change	2006
	(Dollars in thousands)
Depreciation	$38,659	3%	$37,521	$76,506	0%	$76,339
As a percentage of total revenue	3%	(6) bp	3%	3%	(20) bp	3%

Depreciation for both the three and six months ended June 30, 2007 increased $1.1 million and $0.2 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made during 2006 and 2007, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Operating Income Before Amortization	$135,562	(18)%	$165,051
As a percentage of total revenue	9%	(257) bp	12%

Operating Income Before Amortization in 2007 decreased $29.5 million from 2006 primarily due to declines of $28.3 million and $22.1 million from the Transactions and Retailing sectors, respectively, which more than offset growth of $12.9 million and $7.1 million from the Membership & Subscriptions sector and the Emerging Businesses group, respectively. The Transactions sector declined due to increased fixed costs at Ticketmaster and lower revenue and higher cost per loan at LendingTree. Operating Income Before Amortization was further impacted by lower gross margins at Retailing. The Membership & Subscriptions sector was positively impacted by continued growth at Interval and Match. Also contributing to Operating Income Before Amortization is the favorable impact of an $8.2 million reimbursement of previously expensed advances within the Emerging Businesses group as noted above in the general and administrative expense discussion.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Operating Income Before Amortization	$278,106	(13)%	$318,050
As a percentage of total revenue	9%	(217) bp	11%

Operating Income Before Amortization in 2007 decreased $39.9 million from 2006 primarily due to declines of $41.2 million and $30.7 million from the Retailing and Transactions sectors, respectively, which more than offset strong growth of $20.5 million, $8.4 million and $6.6 million from the Membership & Subscriptions sector, the Emerging Businesses group and Media & Advertising sector, respectively.

Operating Income Before Amortization was impacted primarily due to the factors noted above in the three month discussion.

Operating income

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three months ended June 30,,
	_2007	% Change	2006
	(Dollars in thousands)
Operating income	$54,371	(33)%	$81,508
As a percentage of total revenue	4%	(210) bp	6%

Operating income in 2007 decreased $27.1 million from 2006 primarily due to a decrease of $29.5 million in Operating Income Before Amortization discussed above and a $14.4 million increase in amortization of non-cash marketing, partially offset by a $14.9 million decrease in amortization of intangibles and a $1.9 million decrease in non-cash compensation expense. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP (“VUE”) was created, and the subsequent transaction by which IAC sold its partnership interests in VUE. The decrease in amortization of intangibles relates primarily to lower amortization expense at the Media & Advertising, Retailing and Transactions sectors as certain intangible assets with definite lives became fully amortized.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Operating income	$141,954	(6)%	$150,387
As a percentage of total revenue	5%	(68) bp	5%

Operating income in 2007 decreased $8.4 million from 2006 primarily due to a decrease of $39.9 million in Operating Income Before Amortization discussed above and a $6.5 million increase in amortization of non-cash marketing, partially offset by a $36.4 million decrease in amortization of intangibles and a $1.6 million decrease in non-cash compensation expense.

Other income (expense)

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

	Three months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Other income (expense):
Interest income	$18,576	(2)%	$18,947
Interest expense	(15,599)	(1)%	(15,763)
Equity in income of unconsolidated affiliates	6,636	(18)%	8,103
Other income	6,901	2%	6,760

Equity in income of unconsolidated affiliates in 2007 decreased $1.5 million from 2006 primarily due to a smaller contribution from the Company’s investment in Jupiter Shop Channel, a shopping channel in Japan.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

	Six months ended June 30,
	2007	% Change	2006
	(Dollars in thousands)
Other income (expense):
Interest income	$37,867	1%	$37,337
Interest expense	(30,615)	(1)%	(30,831)
Equity in income of unconsolidated affiliates	14,483	(16)%	17,272
Other income	7,582	208%	2,461

Equity in income of unconsolidated affiliates in 2007 decreased $2.8 million from 2006 primarily due to the factors noted above in the three month discussion.

Other income in 2007 increased $5.1 million from 2006 primarily due to a $3.6 million gain on the sale of fixed assets, a positive change of $2.0 million in the amount recognized related to the derivatives created in the Expedia spin-off and a positive change of $1.9 million in the amount recognized related to the derivative asset received by the Company in connection with the sale of HSE (see Note 10 to the consolidated financial statements), partially offset by $1.9 million decrease in foreign exchange gains.

Income tax provision

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

In 2007, the Company recorded a tax provision for continuing operations of $23.9 million which represents an effective tax rate of 34%. The 2007 tax rate is lower than the federal statutory rate of 35% due principally to benefits from foreign tax credits, which offset interest on tax contingencies, and lower state taxes due to discrete items recognized in the period. In 2006, the Company recorded a tax provision for continuing operations of $42.4 million which represents an effective tax rate of 43%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by the non-taxable gain on the fair value of derivatives created in the Expedia spin-off.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

In 2007, the Company recorded a tax provision for continuing operations of $62.1 million which represents an effective tax rate of 36%. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign tax credits associated with equity income from unconsolidated affiliates. In 2006, the Company recorded a tax provision for continuing operations of $74.7 million which represents an effective tax rate of 42%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign income taxed at lower tax rates.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” effective January 1, 2007. The cumulative effect of the adoption resulted in an increase of $420.7 million to retained earnings. As of January 1, 2007 and June 30, 2007, the Company had unrecognized tax benefits of approximately $242.0 million and $245.1 million, respectively, which included accrued interest of $16.0 million and $24.5 million, respectively.

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

Discontinued operations

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Discontinued operations in the accompanying consolidated statements of operations include PRC and HSE through June 30, 2006 and June 19, 2007, respectively. Quiz TV Limited, iBuy, TV Travel Shop, Styleclick and ECS are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented.  Income (loss) from these discontinued operations, net of tax in the second quarter of 2007 and 2006 was $13.5 million and $(4.1) million, respectively. The 2007 amount is principally due to the income of iBuy and HSE and the 2006 amount is principally due to the losses of Quiz TV and iBuy, partially offset by the income of PRC. Additionally in 2007, the Company recognized an after-tax gain on the sale of HSE of $35.1 million.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Income (loss) from discontinued operations, net of tax in the first half of 2007 and 2006 was $13.6 million and $(1.6) million, respectively. The 2007 amount is principally due to the income of HSE and iBuy and the 2006 amount is principally due to the losses of iBuy and Quiz TV, partially offset by income of PRC and HSE. Additionally, as noted above in the three month discussion, the Company recognized an after-tax gain on the sale of HSE of $35.1 million in 2007.

In addition to the discussion of consolidated results, the following is a discussion of the results of each sector (Dollars in millions, rounding differences may occur).

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Growth	2007	2006	Growth
Revenue:
Retailing	$701.4	$696.2	1%	$1,386.7	$1,369.4	1%
Transactions:
Ticketmaster	302.7	295.1	3%	612.6	540.8	13%
LendingTree	98.6	107.9	(9)%	198.6	221.9	(10)%
Real Estate	15.4	15.0	2%	28.6	26.5	8%
ServiceMagic	25.3	16.0	58%	46.9	29.9	57%
Intra-sector elimination	(0.1)	—	NM	(0.1)	—	NM
Total Transactions	441.9	434.0	2%	886.6	819.1	8%
Media & Advertising	174.0	131.3	33%	342.1	248.9	37%
Membership & Subscriptions:
Interval	88.5	74.1	19%	177.5	155.4	14%
Match	86.6	78.3	11%	169.0	151.6	12%
Entertainment	18.9	19.5	(3)%	39.6	43.4	(9)%
Intra-sector elimination	(0.8)	(0.8)	(6)%	(0.8)	(0.9)	3%
Total Membership & Subscriptions	193.2	171.1	13%	385.3	349.6	10%
Emerging Businesses	5.4	0.5	979%	8.9	0.9	897%
Inter-sector elimination	(3.5)	(1.5)	(136)%	(4.5)	(2.8)	(57)%
Total	$1,512.4	$1,431.6	6%	$3,005.1	$2,785.0	8%

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Growth	2007	2006	Growth
Operating Income (Loss):
Retailing	$34.6	$49.9	(31)%	$69.2	$92.5	(25)%
Transactions:
Ticketmaster	52.4	68.9	(24)%	117.2	127.8	(8)%
LendingTree	(1.3)	9.8	NM	(1.2)	18.8	NM
Real Estate	(8.7)	(6.8)	(28)%	(16.7)	(13.6)	(23)%
ServiceMagic	6.2	3.5	78%	11.5	5.7	101%
Total Transactions	48.5	75.3	(36)%	110.7	138.8	(20)%
Media & Advertising	(10.7)	(11.3)	6%	(0.2)	(17.8)	99%
Membership & Subscriptions:
Interval	30.0	22.5	33%	64.7	52.7	23%
Match	12.1	16.6	(27)%	20.3	18.6	9%
Entertainment	(14.2)	(17.9)	21%	(27.9)	(32.9)	15%
Total Membership & Subscriptions	28.0	21.3	31%	57.1	38.4	49%
Emerging Businesses	2.4	(4.3)	NM	(0.7)	(8.4)	92%
Corporate and other	(48.4)	(49.3)	2%	(94.2)	(93.1)	(1)%
Total	$54.4	$81.5	(33)%	$142.0	$150.4	(6)%

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Growth	2007	2006	Growth
Operating Income Before Amortization:
Retailing	$38.4	$60.5	(37)%	$78.2	$119.5	(35)%
Transactions:
Ticketmaster	59.0	75.9	(22)%	130.7	141.7	(8)%
LendingTree	1.7	14.8	(89)%	4.8	27.7	(83)%
Real Estate	(5.6)	(4.6)	(22)%	(12.1)	(9.6)	(26)%
ServiceMagic	7.1	4.4	61%	13.3	7.6	75%
Total Transactions	62.2	90.5	(31)%	136.7	167.4	(18)%
Media & Advertising	11.7	10.7	9%	28.9	22.3	30%
Membership & Subscriptions:
Interval	36.3	28.9	26%	77.3	65.3	18%
Match	19.6	17.3	13%	28.0	23.2	20%
Entertainment	(13.5)	(16.6)	19%	(26.5)	(30.3)	13%
Total Membership & Subscriptions	42.4	29.5	44%	78.7	58.2	35%
Emerging Businesses	2.9	(4.2)	NM	0.3	(8.1)	NM
Corporate and other	(22.1)	(22.1)	0%	(44.7)	(41.2)	(9)%
Total	$135.6	$165.1	(18)%	$278.1	$318.1	(13)%

Refer to Note 6 of the consolidated financial statements on pages 12 through 15 for reconciliation by sector of Operating Income Before Amortization to Operating Income.

Retailing

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue grew 1% to $701.4 million, primarily due to strong gains at Shoebuy and slight growth from the Catalogs business, partially offset by a 1% decrease in revenue at HSN, as online sales grew at a double digit rate in 2007. HSN revenue, excluding America’s Store which shutdown April 3, 2007, grew 3%. Revenue benefited from a 1% increase in average price point, partially offset by a 70 basis point increase in average return rates. Units shipped remained relatively flat compared to the prior year period due in part to reduced sales associated with the winding down of America’s Store. Excluding America’s Store, revenue at HSN benefited from a 3% increase in units shipped as our frequent customers bought more, while the number of customers active in the last twelve months remained relatively flat. Catalogs revenue grew primarily from a 5% increase in average price point, partially offset by a 4% decrease in units shipped resulting from a planned decrease in circulation at certain catalogs.

Operating Income Before Amortization decreased 37% to $38.4 million, primarily due to a 170 basis point decrease in gross margins, increased general and administrative expense of $6.4 million, and increased on-air distribution costs of $2.2 million. Gross margins were adversely impacted by an increase of $13.5 million in the cost of products sold, which grew faster than revenue, principally due to a shift in mix to lower gross margin product categories and increased markdowns and liquidations. We expect gross profit pressure to persist into the back half of the year, although not to the same levels as seen in the second quarter. The increase in general and administrative expense consists primarily of higher compensation and other employee-related costs of $4.2 million.

Operating income decreased 31% to $34.6 million, reflecting the decrease in Operating Income Before Amortization described above and a $0.4 million increase in amortization of non-cash marketing, partially offset by a $6.1 million decrease in amortization of intangibles resulting from certain intangible assets being fully amortized in 2006 and 2007 as well as a $1.2 million decrease in non-cash compensation expense.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue grew 1% to $1.4 billion, primarily due to the full six month inclusion and growth of Shoebuy, as well as slight growth from the Catalogs business, partially offset by a 1% decrease in revenue at HSN. HSN revenue, excluding America’s Store which shutdown April 3, 2007, grew 2%. Revenue benefited from a 1% increase in average price point and a 1% increase in units shipped. Overall units shipped in 2007 were negatively impacted by reduced sales associated with the winding down of America’s Store and the loss of distribution in one market, which is expected to be temporary. Excluding America’s Store, revenue at HSN benefited from a 3% increase in units shipped, partially offset by a 1% decrease in average price point and an 80 basis point increase in average return rates across most product categories. Catalogs revenue grew primarily from an 8% increase in average price point, partially offset by a 6% decrease in units shipped resulting from a planned decrease in circulation at certain catalogs.

Operating Income Before Amortization decreased 35% to $78.2 million, primarily due to a 150 basis point decrease in gross margins, increased general and administrative expense of $17.4 million, and increased on-air distribution costs of $6.2 million. Gross margins were adversely impacted by an increase of $23.6 million in the cost of products sold, $2.8 million of which relates to an increase in inventory reserves, lower product margins and an increase of $5.1 million in shipping and handling costs. Cost of products sold increased faster than revenue due to the factors noted above in the three month discussion. The increase in general and administrative expense consists primarily of higher compensation and other employee-related costs of $10.4 million and an increase of $3.0 million in professional fees. Adversely impacting both gross margins and general and administrative expense is the inclusion of six months of results from Shoebuy in 2007.

Operating income decreased 25% to $69.2 million, reflecting the decrease in Operating Income Before Amortization described above and a $0.4 million increase in amortization of non-cash marketing, partially offset by a $16.9 million decrease in amortization of intangibles resulting from certain intangible assets being fully amortized in 2006 and 2007, as well as a $1.4 million decrease in non-cash compensation expense.

Transactions

Revenue from the Transactions sector increased for both the three and six months ended June 30, 2007, driven primarily by strong growth at ServiceMagic and worldwide growth at Ticketmaster, partially offset by declines at LendingTree. Operating Income Before Amortization and operating income both declined reflecting higher fixed costs and royalties at Ticketmaster and the effect of continued deterioration in the overall mortgage market on LendingTree.

In addition to the reporting segment results discussed below, the Transactions sector includes the results of the Real Estate reporting segment as noted on pages 37 through 38.

Ticketmaster

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue grew 3% to $302.7 million, driven by a 1% increase in total worldwide tickets sold and an increase in other ticket revenue, partially offset by a 2% decrease in average revenue per ticket. Domestic revenue decreased by 5% primarily due to a 7% decrease in the number of tickets sold along with a 2% decrease in average revenue per ticket resulting in part from a lower mix of concert ticket sales. International revenue increased by 24%, or 17% excluding the impact of foreign exchange, primarily due to increased revenue from the United Kingdom and Canada. International acquisitions in Spain in July 2006 and in Turkey in October 2006 contributed approximately $3.7 million to Ticketmaster’s overall revenue growth in 2007.

Operating Income Before Amortization decreased 22% to $59.0 million, primarily due to increases in cost of sales and general and administrative expense. The increase in cost of sales was driven primarily by increases of $5.1 million in ticketing royalties and $4.7 million in compensation and other employee-related costs due in part to higher royalty rates and increased costs associated with a 14% increase in headcount, respectively. General and administrative expense increased by $8.6 million primarily due to an increase of $7.0 million in certain litigation reserves recorded in the current year period.

Operating income decreased 24% to $52.4 million, primarily due to the decrease in Operating Income Before Amortization described above, partially offset by a decrease in amortization of intangibles.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue grew 13% to $612.6 million, driven by increases in both domestic and international revenue as worldwide tickets sold increased by 8% with a 3% increase in average revenue per ticket. Domestic revenue increased by 6% primarily due to a 3% increase in average revenue per ticket along with a 1% increase in the number of tickets sold. The increase in average domestic revenue per ticket resulted in part from a product mix shift towards live music events. International revenue increased by 33%, or 26% excluding the impact of foreign exchange, primarily due to increased revenue from the United Kingdom and Canada. International acquisitions in Spain in July 2006 and in Turkey in October 2006 contributed approximately $5.9 million to Ticketmaster’s overall revenue growth in 2007.

Operating Income Before Amortization decreased 8% to $130.7 million, primarily due to increases in cost of sales and general and administrative expense. The increase in cost of sales was driven primarily by increases of $31.4 million in ticketing royalties, $9.3 million in compensation and other employee-related costs, and $7.4 million in credit card processing fees. General and administrative expense increased by $19.6 million primarily due to an increase of $7.0 million in certain litigation reserves in the current year period compared to the prior year period which includes a reduction of $5.8 million in certain litigation reserves. Also contributing to the increase in general and administrative expense is an increase of $3.9 million in compensation and other employee-related costs.

Operating income decreased 8% to $117.2 million, primarily due to the decrease in Operating Income Before Amortization described above, partially offset by a decrease in amortization of intangibles.

LendingTree

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue decreased 9% to $98.6 million, driven primarily by fewer home equity loans sold into the secondary market and closed at the exchange. Revenue from home equity loans fell 53% due in part to an exit from certain home equity products at LendingTree Loans as a result of deteriorating market conditions. Revenue from refinance mortgage loans grew 17% due to an increase in refinance loans sold and home loan Qualification Forms (“QFs”) transmitted, while purchase mortgage revenue fell 5% on fewer transmitted QFs. The origination and sale of residential real estate loans occurs under two brand names, LendingTree Loans and Home Loan Center, which brand names are collectively referred to in this report as “LendingTree Loans.”  The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2007 decreased 8% to $7.7 billion. This includes refinance mortgages of $4.0 billion, purchase mortgages of $2.2 billion and home equity loans of $1.2 billion. The dollar value of closed loans in 2006 was $8.4 billion, including refinance mortgages of $4.2 billion, purchase mortgages of $2.4 billion and home equity loans of $1.5 billion.

Operating Income Before Amortization decreased 89% to $1.7 million in 2007, declining at a faster rate than revenue due to a shift to lower margin products as well as higher costs per loan sold due to lower close rates and stricter underwriting criteria. We expect these trends to continue. The decrease in Operating Income Before Amortization was partially offset by a decrease of $1.0 million in selling and marketing expense and was further impacted by an increase of $2.2 million in general and administrative expense, related primarily to $3.7 million in costs associated with a reduction in work force.

Operating income decreased by $11.1 million to a loss of $1.3 million in 2007, primarily due to the decrease in Operating Income Before Amortization described above and an increase in non-cash compensation, partially offset by a $2.1 million decrease in amortization of intangibles.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue decreased 10% to $198.6 million, driven primarily by fewer loans sold into the secondary market and fewer loans closed at the exchange. Lenders’ narrowing focus on traditional mortgage products in reaction to changes in the mortgage market contributed to lower close rates, a shift to lower margin products, and lower revenue per loan sold at LendingTree Loans. Revenue from home equity loans fell 45% due in part to an exit from certain home equity products at LendingTree Loans as a result of deteriorating market conditions, partially offset by a 4% increase in refinance mortgage revenue. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2007 decreased 9% to $15.0 billion. This includes refinance mortgages of $8.1 billion, purchase mortgages of $4.0 billion and home equity loans of $2.5 billion. The dollar value of closed loans in 2006 was $16.5 billion, including refinance mortgages of $8.8 billion, purchase mortgages of $4.1 billion and home equity loans of $3.0 billion.

Operating Income Before Amortization decreased 83% to $4.8 million in 2007, declining at a faster rate than revenue due to the factors noted above in the three month discussion. In addition, Operating Income Before Amortization reflects increased costs of $3.7 million associated with a reduction in workforce.

Operating income decreased by $20.0 million to a loss of $1.2 million in 2007 due to the decrease in Operating Income Before Amortization described above and a $1.4 million increase in non-cash compensation, partially offset by a $4.2 million decrease in amortization of intangibles.

ServiceMagic

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue and Operating Income Before Amortization increased 58% and 61%, respectively, to $25.3 million and $7.1 million, respectively, benefiting from a 51% increase in customer service requests and a 21% increase in the number of service providers in the network.

Operating income increased by 78% to $6.2 million, primarily due to the increase in Operating Income Before Amortization described above.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue increased 57% to $46.9 million, driven primarily by the factors noted above in the three month discussion.

Operating Income Before Amortization and operating income increased 75% and 101%, respectively, to $13.3 million and $11.5 million, respectively, primarily due to higher gross margins as a result of increased revenue from repeat customers and increased traffic.

Media & Advertising

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Media & Advertising consists of the results of IAC Search & Media, Citysearch and Evite. IAC Search & Media consists of proprietary properties such as Ask.com, Ask.com UK and Fun Web Products, and network properties which include syndicated advertising, search results and toolbars.

Revenue grew 33% to $174.0 million, primarily due to an increase in queries from syndicated search and increased queries and revenue per query at Fun Web Products, partially offset by lower revenue per query across most other properties. As expected, users need fewer clicks to find what they are looking for on the new Ask.com, resulting in lower revenue per query since the launch but higher frequency and retention. Within IAC Search & Media, network revenue growth outpaced proprietary revenue growth primarily due to an increase in syndicated sponsored listings. Proprietary revenue grew on the strength of Fun Web Products, partially offset by declines at Ask.com.

Operating Income Before Amortization increased 9% to $11.7 million in 2007 primarily due to the revenue growth noted above as well as a reduction in the current year marketing expense of $7.0 million resulting from the capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred (see Note 2 to the consolidated financial statements). Operating Income Before Amortization was further impacted by increased cost of sales primarily related to revenue share payments to third party traffic sources which is a direct result from the growth in network revenue.

Operating loss decreased 6% to $10.7 million in 2007 primarily due to the increase in Operating Income Before Amortization described above, as well as a $6.4 million decrease in amortization of intangibles, partially offset by a $6.7 million increase in amortization of non-cash marketing.

The Company expects to continue making significant investments in IAC Search & Media during 2007 in order to enhance its competitive position. Such investments include advertising and marketing expense, product development expense, and technology and infrastructure to support Ask.com and its other web properties.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue grew 37% to $342.1 million, primarily due to an increase in queries from syndicated search and increased queries and revenue per query at Fun Web Products. Within IAC Search & Media, network revenue growth outpaced proprietary revenue growth primarily due to an increase in syndicated sponsored listings. Proprietary revenue grew on the strength of Fun Web Products and Ask.com in the U.S.

Operating Income Before Amortization increased 30% to $28.9 million in 2007 primarily due to the revenue growth noted above, partially offset by increases of $10.9 million in selling and marketing expense and $3.0 million in other operating expense at IAC Search & Media and an increase of $6.2 million in selling and marketing expense at Citysearch. Operating Income Before Amortization was further impacted by increased cost of sales primarily related to revenue share payments to third party traffic sources as noted above in the three month discussion.

Operating loss decreased 99% to $0.2 million in 2007 due to the increase in Operating Income Before Amortization described above, as well as a $12.8 million decrease in amortization of intangibles, partially offset by a $1.8 million increase in amortization of non-cash marketing.

Membership & Subscriptions

Membership & Subscriptions sector results for both the three and six months ended June 30, 2007 benefited from increased transaction volume and membership and the inclusion of the results of ResortQuest Hawaii, which was acquired May 31, 2007, at Interval, as well as continued worldwide growth in subscribers and increased average revenue per subscriber at Match.

Interval

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue grew by 19% to $88.5 million, driven by strong transaction revenue, due to 8% growth in confirmed vacations and higher average fees, and a 6% increase in members on strong new member growth and an increase in renewal rates. Total active members increased to 1.9 million.

Operating Income Before Amortization and operating income grew by 26% and 33%, respectively, to $36.3 million and $30.0 million, respectively, primarily due to the higher revenue noted above and decreases of $0.7 million in advertising and promotional expenditures related to its online travel and lifestyle membership club, LiveItUp, and $0.4 million in lower restructuring costs. Operating Income Before Amortization and operating income were also impacted by the inclusion of the results of ResortQuest Hawaii in 2007.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue grew by 14% to $177.5 million, driven a 7% increase in confirmed vacations, a 6% increase in membership and higher average fees as compared to the prior year.

Operating Income Before Amortization and operating income grew by 18% and 23%, respectively, to $77.3 million and $64.7 million, respectively, due primarily to the higher revenue noted above and a decrease of $0.9 million in marketing expenses. Operating Income Before Amortization and operating income were also impacted to a lesser extent by increased operating efficiencies as a result of growth in confirmations online. Vacations confirmed online were 25% during 2007 compared with 23% in 2006.

Match

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue grew 11% to $86.6 million, reflecting a 1% increase in worldwide paid subscribers along with higher average prices in North America which contributed to a 12% increase in average revenue per subscriber. International paid subscribers grew 13% over the prior year period driven by expansion in several markets, most notably the United Kingdom.

Operating Income Before Amortization increased 13% to $19.6 million in 2007, growing at a faster rate than revenue primarily due to a lower cost of acquisition as a percentage of revenue in North America and flat operating costs, partially offset by higher international cost of acquisition.

Operating income decreased 27% to $12.1 million despite the increase in Operating Income Before Amortization discussed above primarily due to a $7.2 million increase in amortization of non-cash marketing, partially offset by a decrease in amortization of intangibles.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue and Operating Income Before Amortization grew 12% and 20%, respectively, to $169.0 million and $28.0 million, respectively, primarily driven by the factors noted above in the three month discussion.

Operating income increased 9% to $20.3 million primarily due to the increase in Operating Income Before Amortization discussed above as well as a $1.2 million decrease in amortization of intangibles, partially offset by a $4.2 million increase in amortization of non-cash marketing.

Entertainment

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue decreased 3% to $18.9 million in 2007 primarily due to planned declines in the spring season product offering and in online membership subscriptions revenue, partially offset by increased sales from promotion and custom discount products and our core coupon book.

Operating Income Before Amortization loss decreased 19% to a loss of $13.5 million, primarily due to decreases of $1.5 million in advertising and promotional expenditures and $1.4 million in compensation and other employee-related costs.

Operating loss decreased 21% to a loss of $14.2 million in 2007, primarily due to the decrease in Operating Income Before Amortization loss described above as well as a $0.6 million decrease in amortization of intangibles.

Entertainment’s revenue is significantly seasonal with the majority of the segment’s revenue and all of its profits earned in the fourth quarter.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue decreased 9% to $39.6 million in 2007 primarily due to decreased sales of coupon books through schools and community groups as well as a planned decline in the spring season product offering.

Operating Income Before Amortization loss decreased 13% to a loss of $26.5 million, primarily due to factors noted above in the three month discussion.

Operating loss decreased 15% to a loss of $27.9 million in 2007, primarily due to the decrease in Operating Income Before Amortization loss described above as well as a $1.2 million decrease in amortization of intangibles.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had $1.1 billion of cash and cash equivalents and restricted cash and cash equivalents and $785.3 million of marketable securities, including $268.1 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

During the six months ended June 30, 2007 and 2006, IAC purchased 7.6 million and 21.6 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $288.2 million and $589.2 million, respectively. In 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares of IAC common stock of which 58.8 million shares remain at July 27, 2007. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Net cash provided by operating activities attributable to continuing operations was $406.5 million and $403.0 million in 2007 and 2006, respectively. The increase of $3.5 million in net cash provided by operating activities reflects an increase in net proceeds from sales of loans held for sale of $110.1 million, partially offset by an increase in net cash taxes paid of $24.9 million and a decreased contribution from Ticketmaster client funds of $22.7 million which is primarily due to timing of settlements with clients. The net change related to loans held for sale is offset by the net change in borrowings under the warehouse lines of credit which is included within the financing cash flows. During the six months ended June 30, 2007, inventory increased by $21.7 million to $347.6 million from $326.0 million at December 31, 2006 primarily due to increased merchandise purchases as well as lower than anticipated sales at the Retailing sector. Also contributing to the increase in merchandise purchases is the Catalogs business as inventory levels tend to be higher in the second and third quarters to support their summer and fourth quarter selling season, respectively.

Net cash used in investing activities attributable to continuing operations in 2007 of $375.9 million primarily resulted from the increase in long-term investments of $221.6 million, acquisitions, net of cash acquired, of $185.5 million and capital expenditures of $104.3 million, partially offset by the net proceeds of $120.9 million related to the purchases, sales and maturities of marketable securities. During the second quarter of 2007, the Company made investments which totaled $247.8 million in entities that are accounted for under the equity method. This includes the conversion of a convertible note which was carried at $26.5 million. The most significant investment made by the Company was in Front Line Management Group, Inc. Net cash provided by investing activities attributable to continuing operations in 2006 of $220.7 million primarily resulted from the net proceeds of $393.5 million related to the purchases, sales and maturities of marketable securities, partially offset by capital expenditures of $110.2 million and acquisitions, net of cash acquired, of $57.9 million.

Net cash used in financing activities attributable to continuing operations in 2007 of $438.2 million was primarily due to the purchase of treasury stock of $322.6 million, increased net payments under various warehouse lines of credit of $125.9 million at LendingTree Loans and principal payments on long-term obligations of $20.1 million, partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $20.7 million and the excess tax benefits from stock-based awards of $11.2 million. The increased payments under various warehouse lines of credit are directly related to the decrease in loans held for sale included within cash flows from operations. Net cash used in financing activities attributable to continuing operations in 2006 of $535.9 million was primarily due to the purchase of treasury stock in the amount of $583.3 million, increased net payments under various warehouse lines of credit of $11.6 million at LendingTree Loans and principal payments on long-term obligations of $11.1 million, partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $35.5 million and the excess tax benefits from stock-based awards of $12.3 million.

Net cash used in discontinued operations in 2007 of $3.1 million relates primarily to the operations of HSE and iBuy. Net cash used in discontinued operations in 2006 of $32.6 million relates primarily to the operations of HSE. The Company does not expect future cash flows associated with existing discontinued operations to be significant.

As of June 30, 2007, the Company had $1.1 billion in short and long-term obligations, of which $245.8 million, consisting primarily of various warehouse lines of credit, the LendingTree Loans installment note payable due January 31, 2008 and the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the “Convertible Notes”), are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013 (the “2002 Senior Notes”) and the New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (“Liberty Bonds”). The Company believes that its cash, cash equivalents and marketable securities and access to the capital markets is sufficient to fund its debt requirements.

As of June 30, 2007, LendingTree Loans had warehouse lines of credit totaling $1.0 billion, of which $212.6 million was outstanding. Borrowings under the warehouse lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Interest rates under these lines of credit fall within a range of 30-day LIBOR plus 75 - 100 basis points, depending on the underlying quality of the loans in the borrowing base and the length of time the borrowings remain outstanding, but may exceed this range under certain circumstances. Under the terms of the committed warehouse lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) a positive pre-tax net income. At June 30, 2007, LendingTree Loans was in compliance with all covenants. Borrowings under these lines of credit are non-recourse to IAC and LendingTree. As of June 30, 2007, LendingTree Loans had committed lines aggregating $750 million, of which $250 million expire on August 31, 2007 and $500 million expire on October 31, 2007, and uncommitted lines aggregating $250 million. The committed lines of credit can be canceled at the option of the lender without default upon ninety-to-one hundred eighty days notice. LendingTree Loans believes that the availability under these lines is sufficient to fund its operating needs in the foreseeable future and intends to extend the facilities on or prior to expiration. Loans under the warehouse lines of credit are repaid from proceeds from the sale of loans held for sale by LendingTree Loans.

In connection with the IAC Search & Media acquisition, IAC guaranteed $115 million principal amount of the Convertible Notes, which are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During the six months ended June 30, 2007, $7.5 million of Convertible Notes was converted into 0.3 million IAC common shares and 0.3 million Expedia common shares. The remaining outstanding principal amount of the Convertible Notes is $12.6 million at June 30, 2007.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations(a)
Short and long-term obligations(b)	$1,493,647	$303,104	$114,851	$117,032	$958,660
Capital lease obligations	1,115	1,053	62	—	—
Purchase obligations(c)	58,960	38,249	19,488	1,223	—
Operating leases	561,684	74,962	133,774	85,066	267,882
Total contractual cash obligations	$2,115,406	$417,368	$268,175	$203,321	$1,226,542

(a)           At June 30, 2007, the Company has recorded approximately $245.1 million of unrecognized tax benefits. This amount includes approximately $75.4 million of unrecognized tax benefits that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)          Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at June 30, 2007.

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

LendingTree and Real Estate revenue is subject to the seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates.

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

Entertainment’s revenue is significantly seasonal with the majority of the company’s revenue and all of its profits earned in the fourth quarter.

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

Non-Cash Expenses That Are Excluded From IAC’s Non-GAAP Measure

Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of restricted stock, restricted stock units and stock options. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding which, for restricted stock units and stock options, are included on a treasury method basis. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options, the awards are settled, at the Company’s discretion, on a net basis, with the Company remitting the required tax withholding amount from its current funds.

Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the “NBC Universal Advertising”). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At June 30, 2007, there was approximately $76.7 million of NBC Universal Advertising credits available for use.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

For a reconciliation of consolidated Operating Income Before Amortization to operating income and net earnings available to common shareholders for the three and six months ended June 30, 2007 and 2006, see Note 5 to the consolidated financial statements on pages 9 through 11.

For a reconciliation of Operating Income Before Amortization to operating income (loss) for the Company’s reporting segments and to net earnings available to common shareholders in total, see Note 6 to the consolidated financial statements on pages 12 through 15.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio, loans held for sale, long-term debt, including the current portion thereof, and warehouse lines of credit.

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

Based on the Company’s total debt investment securities as of June 30, 2007, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $3.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company’s cash balance of approximately $1.1 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Loans Held for Sale

LendingTree Loans’ mortgage banking operations expose the Company to interest rate risk for loans originated until those loans are sold in the secondary market (“loans held for sale”). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into derivatives for risk management purposes, effective April 1, 2007 we no longer designate these derivative instruments as hedges and thus the relationships no longer qualify for the hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Prior to the discontinuation of the application of hedge accounting, the carrying value of the loans held for sale and the related derivative instruments were adjusted for the changes in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk were recognized in the statement of operations as a component of revenue. The net of these adjustments represented the ineffective portion of highly effective hedges which was also recorded as a component of revenue. If it was determined that the hedging relationship was no longer highly effective, hedge accounting was discontinued. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. During the first quarter of 2007, the Company recognized losses of less than $0.1 million related to hedge ineffectiveness. For the three and six months ended June 30, 2007, the Company recognized gains of $0.9 million and $0.5 million, respectively, related to the changes in fair value of derivative instruments when hedge accounting was discontinued.

In addition, LendingTree Loans provides interest rate lock commitments (“IRLCs”) to fund mortgage loans at interest rates previously agreed upon with the borrower for specified periods of time, which also expose it to interest rate risk. IRLCs are considered derivative instruments and, therefore, are recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The net change in the fair value of these derivative instruments for the three and six months ended June 30, 2007 resulted in gains of $0.4 million and $0.1 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of June 30, 2007, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.3 million. As of June 30, 2007, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $1.3 million.

Long-term Debt

At June 30, 2007, the Company’s outstanding debt approximated $1.1 billion, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge a portion of this interest rate exposure. The Company’s objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of June 30, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains in 2004 and 2005, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at June 30, 2007 resulted in losses of $18.2 million which have been entirely offset by corresponding gains attributable to the fixed rate debt.

The majority of the Company’s outstanding fixed-rate debt at June 30, 2007 relates to the $750 million outstanding under the 2002 Senior Notes, the $80 million outstanding under the Liberty Bonds and the $12.6 million outstanding under the Convertible Notes. Excluding the $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $29.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

The Company formally designates and documents all hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transaction.

Equity Price Risk

As a result of the sale of HSE on June 19, 2007, IAC received from Arcandor AG (“ARO”), formerly known as KarstadtQuelle AG, approximately 5.5 million shares of ARO stock valued at €141 million (the “ARO Shares”), plus additional consideration in the form of a derivative asset, that has value of up to €54 million within three years. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO’s stock price. The ultimate value of the derivative asset is dependent, in part, upon the average value of ARO Shares for the 90 days preceding June 19, 2010 (the “Average Value”). To the extent that the Average Value of the ARO Shares is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value of the ARO Shares is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value of the ARO Shares is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the value of the ARO Shares equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the derivative asset expires without any payment being made. The derivative asset is maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income. The change in the fair value of this derivative asset recognized in current earnings during the three and six months ended June 30, 2007 resulted in a gain of $1.9 million for both periods.

Following the Expedia spin-off, derivative liabilities were created due to IAC’s obligation to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia’s contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are maintained at fair value each reporting period, and the changes in fair values, which are based upon changes in both IAC common stock and Expedia common stock, are recognized in current earnings as a component of other income. The net fair value adjustments recognized in current earnings during the three and six months ended June 30, 2007 were gains of $2.0 million and $1.7 million, respectively.

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

During the second quarter of 2003, one of the Company’s foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. In connection with the sale of HSE, the Company unwound the foreign exchange forward contract during June 2007. Prior to unwinding this contract, all foreign exchange re-measurement gains and losses related to the contract and liability were recognized each period in the statements of operations and were offsetting.

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

Securities Class Action Litigation against IAC

This litigation, In re IAC/InterActiveCorp Securities Litigation, pending in the United States District Court for the Southern District of New York and arising out of the Company’s August 4, 2004 announcement of its earnings for the second quarter of 2004, is described in detail on pages 29-30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”). The consolidated amended complaint, filed on May 20, 2005, generally alleged that the value of the Company’s stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants’ alleged failure to disclose various problems faced by the Company’s then-travel businesses. The plaintiffs sought to represent a class of shareholders who purchased IAC common stock between March 21, 2003 and August 3, 2004. The defendants were IAC and fourteen current or former officers or directors of the Company or its former Expedia travel business. The complaint purported to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10(b)(5) promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and sought damages in an unspecified amount.

The two related shareholder derivative actions (Garber and Butler) were consolidated with the securities class action for pre-trial purposes. The consolidated shareholder derivative complaint, filed on July 5, 2005 against IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its former Expedia travel business, was based upon factual allegations similar to those in the securities class action and purports to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint sought an order voiding the election of the Company’s current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company.

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

On April 23, 2007, the plaintiffs in the shareholder derivative suits filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the District Court’s order of dismissal. On

June 14, on consent of the parties, the appeal was withdrawn from active consideration by the Court of Appeals, subject to reinstatement by no later than March 31, 2008.

On May 15, 2007, the plaintiffs in the securities class action filed a second amended complaint. The new pleading continues to allege that the defendants failed to disclose material information concerning problems at the Company’s then-travel businesses and to assert the same legal claims as its predecessor. On August 15, the defendants will file a motion to dismiss the second amended complaint.

The Company believes that the claims in the class action and the derivative suits lack merit and will continue to defend vigorously against them.

Consumer Class Action Litigation against Ticketmaster

These two purported class actions, one pending in Illinois and the other in California, are described in detail on pages 30-31 of the 2006 10-K. See Mitchell B. Zaveduk, Individually and as the Representative of a Class of Similarly Situated Persons v. Ticketmaster, No. 02-CH-21148 (Circuit Court, Cook County); Curt Schlessinger et al. v. Ticketmaster, No. BC304565 (Superior Court, Los Angeles County). Both lawsuits allege in essence that Ticketmaster deceptively suggests on its website that the fee it charges to customers wishing to have their tickets delivered by UPS does not contain a profit component. The California lawsuit also alleges that Ticketmaster’s website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California law. Recent noteworthy developments in the cases are described below.

In the Illinois case, on May 8, 2007, the court certified for interlocutory appeal its order denying the plaintiff’s motion for class certification.

In the California case, on July 11, 2007, the court lifted its stay of the action for the limited purpose of allowing the plaintiffs to go forward with their motion for class certification.

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

Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: changes in economic conditions generally or in any of the markets or industries in which IAC’s businesses operate, changes in senior management at IAC and/or its businesses, the rate of online migration in the various markets and industries in which IAC’s businesses operate, technological changes, regulatory changes, changes in the interest rate environment or the mortgage market or a continuing or accelerating slowdown in the domestic housing market, increased credit losses relating to certain underperforming loans sold into the secondary market, effectiveness of hedging activities, changes affecting distribution channels, failure to comply with existing laws, our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services, changes in product delivery costs, changes in the advertising market and the ability of IAC to expand successfully in international markets.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the quarter ended June 30, 2007. As of that date, 58,839,293 shares of common stock remained available for repurchase under the Company’s previously announced October 2006 repurchase authorization. The Company may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook

Item 4.                      Submission of Matters to a Vote of Security Holders

Annual Meeting

On June 13, 2007, the 2007 Annual Meeting of Stockholders was held. Stockholders present in person or by proxy, representing 226,947,765 shares of IAC Common Stock (entitled to one vote per share) and 25,599,998 shares of IAC Class B Common Stock (entitled to ten votes per share), voted on the following matters:

1.     The stockholders elected the following twelve directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

Elected by holders of IAC Common Stock voting as a separate class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Donald R. Keough	219,395,455	7,552,310
Bryan Lourd	217,817,075	9,130,690
Gen. H. Norman Schwarzkopf	216,261,197	10,686,568

Elected by holders of IAC Common Stock and IAC Class B Common Stock, voting as a single class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
William H. Berkman	447,835,972	35,111,773
Edgar Bronfman, Jr.	476,272,520	6,675,225
Barry Diller	415,913,292	67,034,453
Victor Kaufman	416,908,294	66,039,451
John C. Malone	450,443,811	32,503,934
Arthur C. Martinez	475,952,329	6,995,416
Steven Rattner	478,810,401	4,137,344
Alan G. Spoon	478,795,111	4,152,634
Diane Von Furstenberg	444,933,855	38,013,890

2.     The holders of IAC Common Stock and Class B Common Stock, voting as a single class, also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2007 as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
481,673,013	231,341	1,043,391

No stockholder(s) representing any of the 758 shares of IAC Series B Preferred Stock (entitled to two votes per share) outstanding as of April 26, 2007, the record date for the 2007 Annual Meeting, were present in person or by proxy at the 2007 Annual Meeting.

Item 6.                      Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to IAC’s Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to IAC’s Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3	Amended and Restated ByLaws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 20, 2002.
10.1†	2007 IAC/InterActiveCorp Deferred Compensation Plan for Non- Employee Directors
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†                     Filed herewith.

††               Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY
Thomas J. McInerney
Executive Vice President and Chief Financial Officer

Signature	Title	Date
/s/ THOMAS J. MCINERNEY	Executive Vice President and Chief Financial Officer	August 9, 2007
Thomas J. McInerney