Form 10-Q
period 2007-09-30
IAC/INTERACTIVECORP
filed 2007-11-09
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 9, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-20570

IAC/INTERACTIVECORP
(Exact name of registrant as specified in its charter)

Delaware	59-2712887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 West 18th Street, New York, New York 10011 (Address of Registrant's principal executive offices)
(212) 314-7300 (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of October 26, 2007, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 205,717 shares of restricted stock	258,038,455
Class B Common Stock	25,599,998

Total outstanding Common Stock	283,638,453

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of October 26, 2007 was $5,549,953,761. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Product sales	$736,036	$717,797	$2,163,343	$2,128,998
Service revenue	779,797	693,872	2,357,565	2,067,701

Net revenue	1,515,833	1,411,669	4,520,908	4,196,699
Cost of sales—product sales (exclusive of depreciation shown separately below)	444,444	429,083	1,322,493	1,276,493
Cost of sales—service revenue (exclusive of depreciation shown separately below)	357,145	278,050	1,035,647	825,933

Gross profit	714,244	704,536	2,162,768	2,094,273
Selling and marketing expense	303,136	294,059	980,805	924,592
General and administrative expense	208,667	190,720	617,611	553,372
Other operating expense	14,820	29,578	73,203	84,421
Amortization of non-cash marketing	13,064	14,629	37,522	32,625
Amortization of intangibles	31,075	29,531	91,685	126,518
Depreciation	39,345	38,058	115,851	114,397

Operating income	104,137	107,961	246,091	258,348
Other income (expense):
Interest income	15,672	16,099	53,539	53,436
Interest expense	(15,446)	(14,759)	(46,061)	(45,590)
Equity in income of unconsolidated affiliates	5,081	8,322	19,564	25,594
Other income	10,769	3,518	18,351	5,979

Total other income, net	16,076	13,180	45,393	39,419

Earnings from continuing operations before income taxes and minority interest	120,213	121,141	291,484	297,767
Income tax provision	(48,160)	(53,314)	(110,300)	(128,042)
Minority interest in losses of consolidated subsidiaries	2,906	30	3,146	701

Earnings from continuing operations	74,959	67,857	184,330	170,426
(Loss) gain on sale of discontinued operations, net of tax	(1,557)	—	33,524	—
(Loss) income from discontinued operations, net of tax	(1,638)	7,088	11,973	5,510

Net earnings available to common shareholders	$71,764	$74,945	$229,827	$175,936

Earnings per share from continuing operations:
Basic earnings per share	$0.26	$0.23	$0.64	$0.55
Diluted earnings per share	$0.25	$0.22	$0.61	$0.53
Net earnings per share available to common shareholders:
Basic earnings per share	$0.25	$0.25	$0.80	$0.57
Diluted earnings per share	$0.24	$0.24	$0.76	$0.54

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,378,593	$1,428,140
Restricted cash and cash equivalents	23,990	27,855
Marketable securities	409,698	897,742
Accounts receivable, net of allowance of $25,445 and $24,055, respectively	515,830	487,149
Loans held for sale, net	151,964	345,896
Inventories	402,095	325,976
Deferred income taxes	34,120	32,435
Prepaid and other current assets	207,804	412,191

Total current assets	3,124,094	3,957,384
Property, plant and equipment, net	646,412	594,536
Goodwill	6,966,281	6,849,976
Intangible assets, net	1,443,550	1,463,972
Long-term investments	488,029	168,791
Other non-current assets	192,919	154,115

TOTAL ASSETS	$12,861,285	$13,188,774

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$176,961	$357,679
Accounts payable, trade	256,782	254,508
Accounts payable, client accounts	441,581	304,800
Deferred revenue	162,863	147,120
Income taxes payable	12,563	518,806
Accrued expenses and other current liabilities	604,141	678,268

Total current liabilities	1,654,891	2,261,181
Long-term obligations, net of current maturities	823,391	856,408
Income taxes payable	233,001	—
Other long-term liabilities	116,787	147,317
Deferred income taxes	969,027	1,129,994
Minority interest	32,757	24,881
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 758 and 846 shares, respectively, issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 413,642,871 and 410,485,690 shares, respectively, and outstanding 254,828,107 and 267,232,782 shares, including 205,717 and 231,204 shares of restricted stock, respectively	414	410
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,742,545	14,636,478
Retained earnings	971,235	320,711
Accumulated other comprehensive income	85,944	76,505
Treasury stock 158,814,764 and 143,252,908 shares, respectively	(6,768,739)	(6,260,145)
Note receivable from key executive for common stock issuance	—	(4,998)

Total shareholders' equity	9,031,431	8,768,993

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,861,285	$13,188,774

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

						Class B Convertible Common Stock Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value								Note Receivable from Key Executive for Common Stock Issuance
										Accum Other Comp. Income
								Additional Paid in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2006	$8,768,993	$—	1	$410	410,486	$32	32,315	$14,636,478	$320,711	$76,505	$(6,260,145)	$(4,998)
Comprehensive income:
Net earnings for the nine months ended September 30, 2007	229,827								229,827
Foreign currency translation	18,906									18,906
Unrealized losses on available for sale securities	(7,112)									(7,112)
Net losses on derivative contracts	(2,355)									(2,355)

Comprehensive income	239,266

Non-cash compensation expense	73,696							73,696
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	13,914			4	2,867			13,910
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	8,409							8,409
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	10,052			—	290			10,052
Purchase of treasury stock	(508,594)										(508,594)
Cumulative effect of adoption of FIN 48	420,697								420,697
Collection of note receivable from key executive for common stock issuance	4,998											4,998

Balance as of September 30, 2007	$9,031,431	$—	1	$414	413,643	$32	32,315	$14,742,545	$971,235	$85,944	$(6,768,739)	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings available to common shareholders	$229,827	$175,936
Less: income from discontinued operations, net of tax	(45,497)	(5,510)

Earnings from continuing operations	184,330	170,426
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	207,536	240,915
Non-cash compensation expense	76,299	70,772
Amortization of cable distribution fees	3,659	23,191
Amortization of non-cash marketing	37,522	32,625
Deferred income taxes	838	63,238
Gain on sales of loans held for sale	(126,248)	(170,174)
Equity in income of unconsolidated affiliates, net of dividends	(12,227)	(25,594)
Minority interest in losses of consolidated subsidiaries	(3,146)	(701)
Increase in cable distribution fees	—	(16,875)
Changes in current assets and liabilities:
Accounts receivable	(9,125)	10,098
Origination of loans held for sale	(5,046,315)	(5,956,766)
Proceeds from sales of loans held for sale	5,361,964	6,166,840
Inventories	(86,542)	(79,757)
Prepaid and other current assets	(31,835)	(12,818)
Accounts payable, income taxes payable and other current liabilities	(60,380)	(92,639)
Deferred revenue	15,670	25,410
Funds collected by Ticketmaster on behalf of clients, net	57,180	64,947
Other, net	30,830	30,932

Net cash provided by operating activities attributable to continuing operations	600,010	544,070

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(185,525)	(80,148)
Capital expenditures	(159,496)	(163,851)
Purchases of marketable securities	(720,994)	(529,643)
Proceeds from sales and maturities of marketable securities	1,220,987	1,220,121
Proceeds from sales of long-term investments	109,923	6,560
Increase in long-term investments	(229,887)	(2,443)
Other, net	17,318	(6,270)

Net cash provided by investing activities attributable to continuing operations	52,326	444,326

Cash flows from financing activities attributable to continuing operations:
Borrowing under warehouse lines of credit	4,902,649	5,853,469
Repayments of warehouse lines of credit	(5,097,131)	(5,892,278)
Principal payments on long-term obligations	(20,576)	(11,706)
Purchase of treasury stock	(542,946)	(927,059)
Issuance of common stock, net of withholding taxes	21,944	49,785
Excess tax benefits from stock-based awards	12,532	14,144
Collection of note receivable from key executive for common stock issuance	4,998	—
Other, net	(2,856)	22,035

Net cash used in financing activities attributable to continuing operations	(721,386)	(891,610)

Total cash (used in) provided by continuing operations	(69,050)	96,786

Net cash used in operating activities attributable to discontinued operations	(8,308)	(31,636)
Net cash used in investing activities attributable to discontinued operations	(967)	(6,361)
Net cash used in financing activities attributable to discontinued operations	(694)	(339)

Total cash used in discontinued operations	(9,969)	(38,336)
Effect of exchange rate changes on cash and cash equivalents	29,472	23,327

Net (decrease) increase in cash and cash equivalents	(49,547)	81,777
Cash and cash equivalents at beginning of period	1,428,140	987,080

Cash and cash equivalents at end of period	$1,378,593	$1,068,857

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

        Beginning with the first quarter of 2007, the Services sector has been renamed Transactions to more clearly reflect the nature of the activities of the businesses within that sector and several segment names were changed to identify the primary brand name within those segments, where practical. These name changes did not affect the composition of our reporting segments and did not have any impact on our financial reporting. Following the sale of the Company's German TV and internet retailer Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), on June 19, 2007, the segment formerly known as Retailing U.S. has been renamed Retailing.

        On November 5, 2007, the Company announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies as further described in Note 16.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

        Significant estimates underlying the accompanying consolidated financial statements include inventory reserves, sales returns and other revenue allowances, allowance for doubtful accounts, reserves for losses associated with loans held for sale, recoverability of long-lived assets, including goodwill and intangibles, deferred income taxes, including related valuation allowances, various other allowances, reserves and accruals, and assumptions related to the determination of stock-based compensation.

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

Reclassifications

        The accompanying consolidated statements of operations for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 have been reclassified to present HSE, which was previously reported in IAC's Retailing sector, PRC, which was previously reported in IAC's Transactions sector, and iBuy, which was previously reported in IAC's Emerging Businesses group, as discontinued operations. The accompanying consolidated balance sheet at December 31, 2006 has been reclassified to present HSE as a discontinued operation. See Note 7 for a further description of discontinued operations. Due to the adoption of FASB Interpretation No. 48,

"Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), $238.7 million of income tax liabilities at January 1, 2007 were reclassified from current to non-current income taxes payable as payment was not expected within twelve months of January 1, 2007. In addition, certain other prior period amounts have been reclassified to conform with the current period presentation.

Other

        Effective April 1, 2007, the Company began to capitalize and amortize the costs associated with certain arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable search toolbars associated with the Company's Media & Advertising businesses. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized. Otherwise, the fees are charged to expense as incurred. Amounts capitalized during the six months ended September 30, 2007 are being amortized over a period of 18 months. For fees paid prior to April 1, 2007, such benefit or period could not be reasonably estimated and the fees were charged to expense as incurred. The effect of capitalizing and amortizing these costs in the second and third quarters of 2007 was to reduce expense by $7.0 million and $5.8 million, respectively.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2007	December 31, 2006
Goodwill	$6,966,281	$6,849,976
Intangible assets with indefinite lives	1,124,346	1,117,444
Intangible assets with definite lives, net	319,204	346,528

Total goodwill and intangible assets, net	$8,409,831	$8,313,948

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At September 30, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted- Average Amortization Life (Years)
Purchase agreements	$310,911	$(236,545)	$74,366	6.8
Distribution agreements	208,385	(189,029)	19,356	4.2
Technology	205,055	(142,759)	62,296	4.5
Customer lists	200,194	(118,972)	81,222	7.7
Merchandise agreements	38,457	(34,413)	4,044	4.7
Other	137,026	(59,106)	77,920	7.8

Total	$1,100,028	$(780,824)	$319,204

        At December 31, 2006, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted- Average Amortization Life (Years)
Purchase agreements	$308,242	$(203,857)	$104,385	6.8
Distribution agreements	208,164	(183,362)	24,802	4.2
Technology	204,832	(120,918)	83,914	4.5
Customer lists	198,294	(102,216)	96,078	7.7
Merchandise agreements	38,457	(31,154)	7,303	4.7
Other	75,234	(45,188)	30,046	4.5

Total	$1,033,223	$(686,695)	$346,528

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2006 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2007	$109,930
2008	84,846
2009	64,272
2010	42,361
2011	24,916
2012 and thereafter	20,203

$346,528

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the nine months ended September 30, 2007 (in thousands):

	Balance as of January 1, 2007	Additions	(Deductions)	Foreign Exchange Translation	Balance as of September 30, 2007
Retailing	$2,932,298	$46	$(395)	$—	$2,931,949
Transactions:
Ticketmaster	1,078,346	40,800	(1,573)	12,876	1,130,449
LendingTree	514,489	—	(893)	—	513,596
Real Estate	69,029	984	(114)	—	69,899
ServiceMagic	100,389	—	(17)	—	100,372

Total Transactions	1,762,253	41,784	(2,597)	12,876	1,814,316
Media & Advertising	1,352,764	13,049	(8,730)	2	1,357,085
Membership & Subscriptions:
Interval	473,931	39,621	—	—	513,552
Match	232,222	9,122	(8,412)	3,451	236,383
Entertainment	66,703	949	—	—	67,652

Total Membership & Subscriptions	772,856	49,692	(8,412)	3,451	817,587
Emerging Businesses	29,805	25,236	(9,697)	—	45,344

Total	$6,849,976	$129,807	$(29,831)	$16,329	$6,966,281

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

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

        The balance of property, plant and equipment, net is as follows (in thousands):

	September 30, 2007	December 31, 2006
Computer equipment and capitalized software	$801,908	$722,077
Buildings and leasehold improvements	332,141	158,889
Furniture and other equipment	132,857	118,479
Projects in progress	66,681	193,430
Land	19,234	18,887

	1,352,821	1,211,762
Less: accumulated depreciation and amortization	(706,409)	(617,226)

Total property, plant and equipment, net	$646,412	$594,536

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Revenue:
Retailing	$700,416	$686,189	$2,087,137	$2,055,625
Transactions:
Ticketmaster	301,297	265,462	913,907	806,282
LendingTree	63,040	106,041	261,642	327,912
Real Estate	13,788	15,888	42,377	42,342
ServiceMagic	24,591	18,460	71,453	48,394
Intra-sector elimination	(148)	—	(239)	—

Total Transactions	402,568	405,851	1,289,140	1,224,930
Media & Advertising	189,824	135,488	531,901	384,386
Membership & Subscriptions:
Interval	98,503	72,916	275,982	228,345
Match	89,109	80,239	258,111	231,799
Entertainment	33,254	32,047	72,882	75,480
Intra-sector elimination	(44)	(61)	(891)	(930)

Total Membership & Subscriptions	220,822	185,141	606,084	534,694
Emerging Businesses	7,840	635	16,735	1,527
Inter-sector elimination	(5,637)	(1,635)	(10,089)	(4,463)

Total	$1,515,833	$1,411,669	$4,520,908	$4,196,699

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Operating Income (Loss):
Retailing	$37,437	$50,347	$106,626	$142,858
Transactions:
Ticketmaster	54,001	50,454	171,161	178,254
LendingTree	(5,594)	15,202	(6,779)	34,024
Real Estate	(4,828)	(8,044)	(21,534)	(21,609)
ServiceMagic	4,626	5,078	16,103	10,791

Total Transactions	48,205	62,690	158,951	201,460
Media & Advertising	15,355	(2,121)	15,164	(19,885)
Membership & Subscriptions:
Interval	28,351	22,837	93,013	75,519
Match	29,272	18,996	49,603	37,639
Entertainment	(2,061)	(5,220)	(29,951)	(38,128)

Total Membership & Subscriptions	55,562	36,613	112,665	75,030
Emerging Businesses	(8,051)	(4,653)	(8,726)	(13,062)
Corporate and other	(44,371)	(34,915)	(138,589)	(128,053)

Total	$104,137	$107,961	$246,091	$258,348

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Operating Income Before Amortization(a):
Retailing	$47,241	$57,349	$125,465	$176,819
Transactions:
Ticketmaster	61,944	57,026	192,624	198,759
LendingTree	(3,152)	18,807	1,628	46,474
Real Estate	(3,877)	(6,259)	(16,006)	(15,908)
ServiceMagic	5,420	6,006	18,744	13,608

Total Transactions	60,335	75,580	196,990	242,933
Media & Advertising	27,578	15,877	56,515	38,206
Membership & Subscriptions:
Interval	36,231	29,142	113,511	94,434
Match	29,530	19,252	57,508	42,499
Entertainment	(1,377)	(3,932)	(27,896)	(34,264)

Total Membership & Subscriptions	64,384	44,462	143,123	102,669
Emerging Businesses	(5,145)	(4,491)	(4,864)	(12,580)
Corporate and other	(20,902)	(18,564)	(65,632)	(59,784)

Total	$173,491	$170,213	$451,597	$488,263

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

        The following table reconciles Operating Income Before Amortization to operating income and net earnings available to common shareholders.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Operating Income Before Amortization	$173,491	$170,213	$451,597	$488,263
Non-cash compensation expense	(25,215)	(18,092)	(76,299)	(70,772)
Amortization of non-cash marketing	(13,064)	(14,629)	(37,522)	(32,625)
Amortization of intangibles	(31,075)	(29,531)	(91,685)	(126,518)

Operating income	104,137	107,961	246,091	258,348
Interest income	15,672	16,099	53,539	53,436
Interest expense	(15,446)	(14,759)	(46,061)	(45,590)
Equity in income of unconsolidated affiliates	5,081	8,322	19,564	25,594
Other income	10,769	3,518	18,351	5,979
Income tax provision	(48,160)	(53,314)	(110,300)	(128,042)
Minority interest in losses of consolidated subsidiaries	2,906	30	3,146	701
(Loss) gain on sale of discontinued operations, net of tax	(1,557)	—	33,524	—
(Loss) income from discontinued operations, net of tax	(1,638)	7,088	11,973	5,510

Net earnings available to common shareholders	$71,764	$74,945	$229,827	$175,936

        The Company maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Revenue
United States	$1,353,206	$1,289,944	$4,054,055	$3,833,991
All other countries	162,627	121,725	466,853	362,708

	$1,515,833	$1,411,669	$4,520,908	$4,196,699

	September 30, 2007	December 31, 2006
	(In thousands)
Long-lived assets
United States	$627,383	$582,646
All other countries	31,874	28,094

	$659,257	$610,740

NOTE 6—RECONCILIATION OF NON-GAAP MEASURE

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended September 30, 2007:
	Operating Income Before Amortization	Non-cash compensation expense(A)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing	$47.2	$(0.1)	$(7.0)	$(2.7)	$37.4
Transactions:
Ticketmaster	61.9	(1.9)	—	(6.1)	54.0
LendingTree	(3.2)	0.4	—	(2.9)	(5.6)
Real Estate	(3.9)	0.2	—	(1.1)	(4.8)
ServiceMagic	5.4	(0.2)	—	(0.6)	4.6

Total Transactions	60.3	(1.4)	—	(10.7)	48.2
Media & Advertising	27.6	—	(6.1)	(6.2)	15.4
Membership & Subscriptions:
Interval	36.2	—	—	(7.9)	28.4
Match	29.5	—	—	(0.2)	29.3
Entertainment	(1.4)	—	—	(0.7)	(2.1)

Total Membership & Subscriptions	64.4	—	—	(8.8)	55.6
Emerging Businesses	(5.1)	(0.2)	—	(2.7)	(8.1)
Corporate and other	(20.9)	(23.5)	—	—	(44.4)

Total	$173.5	$(25.2)	$(13.1)	$(31.1)	104.1

Other income, net					16.1

Earnings from continuing operations before income taxes and minority interest					120.2
Income tax provision					(48.2)
Minority interest in losses of consolidated subsidiaries					2.9

Earnings from continuing operations					75.0
Loss on sale of discontinued operations, net of tax					(1.6)
Loss from discontinued operations, net of tax					(1.6)

Net earnings available to common shareholders					$71.8

(A)
Non-cash compensation expense includes $1.9 million, $2.0 million and $21.3 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

	For the three months ended September 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(B)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing	$57.3	$(1.3)	$—	$(5.7)	$50.3
Transactions:
Ticketmaster	57.0	—	—	(6.6)	50.5
LendingTree	18.8	(0.1)	—	(3.5)	15.2
Real Estate	(6.3)	(0.1)	—	(1.7)	(8.0)
ServiceMagic	6.0	(0.2)	—	(0.8)	5.1

Total Transactions	75.6	(0.4)	—	(12.5)	62.7
Media & Advertising	15.9	—	(14.6)	(3.4)	(2.1)
Membership & Subscriptions:
Interval	29.1	—	—	(6.3)	22.8
Match	19.3	—	—	(0.3)	19.0
Entertainment	(3.9)	—	—	(1.3)	(5.2)

Total Membership & Subscriptions	44.5	—	—	(7.8)	36.6
Emerging Businesses	(4.5)	—	—	(0.1)	(4.7)
Corporate and other	(18.6)	(16.4)	—	—	(34.9)

Total	$170.2	$(18.1)	$(14.6)	$(29.5)	108.0

Other income, net					13.2

Earnings from continuing operations before income taxes and minority interest					121.1
Income tax provision					(53.3)
Minority interest in losses of consolidated subsidiaries					—

Earnings from continuing operations					67.9
Income from discontinued operations, net of tax					7.1

Net earnings available to common shareholders					$74.9

(B)
Non-cash compensation expense includes $1.3 million, $1.4 million and $15.4 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

	For the nine months ended September 30, 2007:
	Operating Income Before Amortization	Non-cash compensation expense(C)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing	$125.5	$(0.8)	$(7.4)	$(10.6)	$106.6
Transactions:
Ticketmaster	192.6	(1.9)	—	(19.6)	171.2
LendingTree	1.6	0.2	—	(8.6)	(6.8)
Real Estate	(16.0)	0.1	—	(5.7)	(21.5)
ServiceMagic	18.7	(0.5)	—	(2.2)	16.1

Total Transactions	197.0	(2.0)	—	(36.1)	159.0
Media & Advertising	56.5	—	(22.8)	(18.5)	15.2
Membership & Subscriptions:
Interval	113.5	—	—	(20.5)	93.0
Match	57.5	—	(7.2)	(0.7)	49.6
Entertainment	(27.9)	—	—	(2.1)	(30.0)

Total Membership & Subscriptions	143.1	—	(7.2)	(23.2)	112.7
Emerging Businesses	(4.9)	(0.5)	—	(3.4)	(8.7)
Corporate and other	(65.6)	(73.0)	—	—	(138.6)

Total	$451.6	$(76.3)	$(37.5)	$(91.7)	246.1

Other income, net					45.4

Earnings from continuing operations before income taxes and minority interest					291.5
Income tax provision					(110.3)
Minority interest in losses of consolidated subsidiaries					3.1

Earnings from continuing operations					184.3
Gain on sale of discontinued operations, net of tax					33.5
Income from discontinued operations, net of tax					12.0

Net earnings available to common shareholders					$229.8

(C)
Non-cash compensation expense includes $5.8 million, $6.3 million, $64.1 million and $0.2 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	For the nine months ended September 30, 2006:
	Operating Income Before Amortization	Non-cash compensation expense(D)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing	$176.8	$(3.5)	$—	$(30.5)	$142.9
Transactions:
Ticketmaster	198.8	—	—	(20.5)	178.3
LendingTree	46.5	1.0	—	(13.5)	34.0
Real Estate	(15.9)	0.5	—	(6.2)	(21.6)
ServiceMagic	13.6	(0.5)	—	(2.4)	10.8

Total Transactions	242.9	1.1	—	(42.6)	201.5
Media & Advertising	38.2	—	(29.6)	(28.5)	(19.9)
Membership & Subscriptions:
Interval	94.4	—	—	(18.9)	75.5
Match	42.5	—	(3.0)	(1.9)	37.6
Entertainment	(34.3)	—	—	(3.9)	(38.1)

Total Membership & Subscriptions	102.7	—	(3.0)	(24.6)	75.0
Emerging Businesses	(12.6)	(0.1)	—	(0.3)	(13.1)
Corporate and other	(59.8)	(68.3)	—	—	(128.1)

Total	$488.3	$(70.8)	$(32.6)	$(126.5)	258.3

Other income, net					39.4

Earnings from continuing operations before income taxes and minority interest					297.8
Income tax provision					(128.0)
Minority interest in losses of consolidated subsidiaries					0.7

Earnings from continuing operations					170.4
Income from discontinued operations, net of tax					5.5

Net earnings available to common shareholders					$175.9

(D)
Non-cash compensation expense includes $5.4 million, $5.9 million, $59.4 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—DISCONTINUED OPERATIONS

        During the second quarter of 2006, Quiz TV Limited, previously reported in IAC's Emerging Businesses group, ceased operations. iBuy, also previously reported in IAC's Emerging Businesses group, was classified as held for sale during the fourth quarter of 2006 and was subsequently sold during the second quarter of 2007. Additionally, on November 29, 2006, IAC sold PRC, previously reported in the Teleservices segment of IAC's Transactions sector, for approximately $286.5 million which resulted in a pre-tax gain of $66.3 million and an after-tax gain of $9.6 million. On June 19, 2007, IAC sold HSE, previously reported in the International segment of IAC's Retailing sector, for approximately $216.5 million, which resulted in a pre-tax gain of $52.0 million and an after-tax gain of $35.1 million. The after-tax gain on the sale of HSE was subsequently reduced to $31.1 million in the third quarter of 2007. See Note 10 for a further description of the sale of HSE. Accordingly, Quiz TV Limited, iBuy and HSE are presented as discontinued operations for all periods presented, and PRC is presented as discontinued operations in the statements of operations for the three and nine months ended September 30, 2006. TV Travel Shop, Styleclick and ECS are also presented as discontinued operations for all periods presented.

        The net revenue and net (loss) earnings, net of the effect of any minority interest, for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenue	$—	$194,934	$192,679	$581,053

(Loss) earnings before income taxes and minority interest	$(2,195)	$1,862	$10,074	$4,396
Income tax benefit	557	5,226	1,899	1,114

Net (loss) earnings	$(1,638)	$7,088	$11,973	$5,510

        The assets and liabilities of HSE at December 31, 2006 have been classified in the accompanying consolidated balance sheet as "Assets held for sale" (which is included in "Prepaid and other current assets") and "Liabilities held for sale" (which is included in "Accrued expenses and other current liabilities"). Such net assets held for sale consist of the following (in thousands):

December 31, 2006
Current assets	$81,834
Goodwill	122,721
Other non-current assets	22,325

Total assets held for sale	226,880

Current liabilities	(56,353)
Other long term liabilities	(7,992)

Total liabilities held for sale	(64,345)

Total net assets held for sale	$162,535

NOTE 8—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings from continuing operations available to common shareholders	$74,959	$74,959	$67,857	$67,857
Interest expense on Convertible Notes, net of tax(a)(b)	—	92	—	241

Net earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	74,959	75,051	67,857	68,098
(Loss) income from discontinued operations, net of tax	(3,195)	(3,195)	7,088	7,088

Net earnings available to common shareholders	$71,764	$71,856	$74,945	$75,186

Denominator:
Basic shares outstanding	284,961	284,961	296,091	296,091
Dilutive securities including stock options, warrants and restricted stock and share units	—	13,453	—	13,123

Denominator for earnings per share—weighted average shares(c)(d)	284,961	298,414	296,091	309,214

Earnings (loss) per share:
Earnings per share from continuing operations	$0.26	$0.25	$0.23	$0.22
Discontinued operations, net of tax	(0.01)	(0.01)	0.02	0.02

Earnings per share from net earnings	$0.25	$0.24	$0.25	$0.24

	Nine months ended September 30,
	2007		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings from continuing operations available to common shareholders	$184,330	$184,330	$170,426	$170,426
Interest expense on Convertible Notes, net of tax(a)(b)	—	311	—	851

Net earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	184,330	184,641	170,426	171,277
Income from discontinued operations, net of tax	45,497	45,497	5,510	5,510

Net earnings available to common shareholders	$229,827	$230,138	$175,936	$176,787

Denominator:
Basic shares outstanding	286,507	286,507	309,070	309,070
Dilutive securities including stock options, warrants and restricted stock and share units	—	15,537	—	15,677

Denominator for earnings per share—weighted average shares(c)(d)	286,507	302,044	309,070	324,747

Earnings per share:
Earnings per share from continuing operations	$0.64	$0.61	$0.55	$0.53
Discontinued operations, net of tax	0.16	0.15	0.02	0.01

Earnings per share from net earnings	$0.80	$0.76	$0.57	$0.54

(a)
For the three and nine months ended September 30, 2007, approximately 0.5 million and 0.5 million weighted average common shares, respectively, related to the assumed conversion of the Company's Convertible Notes were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method, the interest expense on the Convertible Notes, net of tax, was excluded from net earnings from continuing operations available to common shareholders.

(b)
For the three and nine months ended September 30, 2006, approximately 1.3 million and 1.7 million weighted average common shares, respectively, related to the assumed conversion of the Company's Convertible Notes were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method, the interest expense on the Convertible Notes, net of tax, was excluded from net earnings from continuing operations available to common shareholders.

(c)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company's Convertible Notes. For the three and nine months ended September 30, 2007, approximately 34.8 million and 19.6 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(d)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company's Convertible Notes. For the three and nine months ended September 30, 2006, approximately 36.2 million and 32.0 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 9—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At September 30, 2007 and December 31, 2006, the Company's equity investments in unconsolidated affiliates totaled $278.7 million and $117.2 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheets.

        During the nine months ended September 30, 2007, the Company invested $255.7 million in entities that are accounted for under the equity method. The most significant investment made by the Company, which included the conversion of a $26.5 million convertible note, was in Front Line Management Group, Inc. ("Front Line"). On August 9, 2007, the Company sold a portion of its investment in Front Line to Warner Music Group at the same per share price that the Company paid to acquire its holdings in Front Line.

        Summarized aggregated financial information for the Company's equity investments is as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Net sales	$758,484	$645,546
Gross profit	318,064	274,514
Net income	44,006	71,026

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

        Prior to April 1, 2007, the fair value of loans held for sale was determined using current secondary market prices for loans with similar coupons, maturities and credit quality and the carrying value of the loans held for sale and the related derivative instruments were adjusted for changes in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk were recognized in the statement of operations as a component of revenue. The net of these adjustments represented the ineffective portion of highly effective hedges which was also recorded as a component of revenue. If it was determined that the hedging relationship was no longer highly effective, hedge accounting was discontinued. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. The fair value of the derivative instruments is recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2007, the Company recognized losses of $1.1 million and $0.6 million, respectively, related to the changes in fair value of derivative instruments. For the three and nine months ended September 30, 2006, the Company recognized gains of less than $0.1 million and losses of $0.2 million, respectively, related to hedge ineffectiveness and losses of $0.8 million and $0.5 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," and SFAS No. 133 and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of earnings. Neither the IRLCs nor the related hedging instrument qualify for hedge accounting and both are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations. The IRLCs are recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. The net change in the fair value of these derivative instruments for the three and nine months ended September 30, 2007 resulted in losses of $1.1 million and $1.0 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The net change in the fair value of these derivative instruments for the three and nine months ended September 30, 2006 resulted in losses of $1.0 million and less than $0.1 million, respectively, and have been recognized in the accompanying consolidated statements of operations. At September 30, 2007, there was $362.7 million of IRLCs notional value outstanding.

Derivatives Related to Long-term Debt

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC's risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion of its 7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"), which effectively changed the Company's interest rate exposure on a portion of the debt from fixed to floating. As of September 30, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at September 30, 2007 and 2006 resulted in losses of $6.6 million and $11.1 million, respectively. The fair value of the contracts has been recorded in the accompanying consolidated balance sheets in "Other long-term liabilities" with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

Derivatives Created in the Spin-Off

        As a result of the IAC Search & Media, Inc. (formerly Ask Jeeves, Inc.) acquisition, upon conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"), holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company's option. Following the Expedia spin-off on August 9, 2005, IAC became obligated to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC's accompanying consolidated balance sheets because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $15.0 million at September 30, 2007. Under the separation agreement related to the Expedia spin-off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC's accompanying consolidated balance sheets valued at $14.8 million at September 30, 2007. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the three and nine months ended September 30, 2007 resulted in net gains of $2.4 million and $3.9 million, respectively, which have been recognized in "Other income" in the accompanying consolidated statements of operations. The net change in the fair value of these derivatives for the three and nine months ended September 30, 2006 resulted in net losses of $2.3 million and $3.1 million, respectively, which have been recognized in "Other income" in the accompanying consolidated statements of operations. At September 30, 2007, the derivative asset related to the Convertible Notes is recorded in "Prepaid and other current assets" and the derivative liability related to the Convertible Notes is recorded in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. At September 30, 2007, the principal amount of the Convertible Notes outstanding was $12.3 million.

Derivative Created in the Sale of HSE

        On June 19, 2007, in consideration for the sale of HSE to Arcandor AG ("ARO"), formerly known as KarstadtQuelle AG, IAC received approximately 5.5 million shares of ARO stock valued at €141 million (the "ARO Shares"), plus additional consideration in the form of a derivative asset, that has a value of up to €54 million within three years. The ARO stock is a marketable security that is accounted for as an available-for-sale investment according to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The ultimate value of the derivative asset is dependent, in part, upon the average value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value of the ARO Shares is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value of the ARO Shares is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value of the ARO Shares is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the value of the ARO Shares equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the derivative asset expires without any payment being made. The derivative asset is maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The change in the fair value of this derivative asset for the three and nine months ended September 30, 2007 resulted in gains of $5.9 million and $7.8 million, respectively, which have been recognized in "Other income" in the accompanying consolidated statements of operations. At September 30, 2007, the ARO Shares, valued at $183.3 million, and the derivative asset, valued at $36.9 million, are recorded in "Long-term investments" and "Other non-current assets", respectively, in the accompanying consolidated balance sheet.

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

        During the second quarter of 2003, one of the Company's foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. This derivative contract was designated as a cash flow hedge for accounting purposes and foreign exchange re-measurement gains and losses related to the contract and liability were recognized each period in the statement of operations and were offsetting. In addition, the remaining effective portion of the derivative gain or loss was recorded in other comprehensive income until the derivative liability was extinguished in June 2007 in connection with the sale of HSE.

NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media. As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media is wholly owned by IAC. The following tables present condensed consolidating financial information as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media on a stand-alone basis; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

Balance sheet as of September 30, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Current assets	$78,406	$164,729	$2,880,959	$—	$3,124,094
Property, plant and equipment, net	—	62,314	584,098	—	646,412
Goodwill and intangible assets, net	—	1,677,358	6,732,473	—	8,409,831
Investment in subsidiaries	13,729,624	1,213,534	11,880,811	(26,823,969)	—
Other assets	242,496	8,500	429,952	—	680,948

Total assets	$14,050,526	$3,126,435	$22,508,293	$(26,823,969)	$12,861,285

Current liabilities	$11,261	$55,733	$1,587,897	$—	$1,654,891
Long-term obligations, net of current maturities	743,370	—	80,021	—	823,391
Other liabilities and minority interest	740,873	67,943	542,756	—	1,351,572
Intercompany liabilities	3,523,591	(149,023)	(3,374,568)	—	—
Interdivisional equity	—	3,142,540	20,425,530	(23,568,070)	—
Shareholders' equity	9,031,431	9,242	3,246,657	(3,255,899)	9,031,431

Total liabilities and shareholders' equity	$14,050,526	$3,126,435	$22,508,293	$(26,823,969)	$12,861,285

Balance sheet as of December 31, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Current assets	$1,182,540	$112,513	$2,662,331	$—	$3,957,384
Property, plant and equipment, net	—	46,927	547,609	—	594,536
Goodwill and intangible assets, net	—	1,717,631	6,596,317	—	8,313,948
Investment in subsidiaries	12,580,625	1,213,669	11,879,869	(25,674,163)	—
Other assets	142,315	7,603	172,988	—	322,906

Total assets	$13,905,480	$3,098,343	$21,859,114	$(25,674,163)	$13,188,774

Current liabilities	$28,045	$7,658	$2,225,478	$—	$2,261,181
Long-term obligations, net of current maturities	738,316	18,700	99,392	—	856,408
Other liabilities and minority interest	728,625	100,149	473,418	—	1,302,192
Intercompany liabilities	3,641,501	(168,663)	(3,472,838)	—	—
Interdivisional equity	—	3,142,127	20,370,320	(23,512,447)	—
Shareholders' equity	8,768,993	(1,628)	2,163,344	(2,161,716)	8,768,993

Total liabilities and shareholders' equity	$13,905,480	$3,098,343	$21,859,114	$(25,674,163)	$13,188,774

Statement of operations for the three months ended September 30, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$169,974	$1,345,859	$—	$1,515,833
Operating expenses	—	(157,421)	(1,254,275)	—	(1,411,696)
Interest (expense) income, net	(148,109)	4,258	144,077	—	226
Other income, net	223,068	1,794	13,572	(222,584)	15,850
Income tax provision	—	(3,674)	(44,486)	—	(48,160)
Minority interest in losses of consolidated subsidiaries	—	—	2,906	—	2,906

Earnings from continuing operations	74,959	14,931	207,653	(222,584)	74,959
Discontinued operations, net of tax	(3,195)	—	(3,195)	3,195	(3,195)

Net earnings available to common shareholders	$71,764	$14,931	$204,458	$(219,389)	$71,764

Statement of operations for the nine months ended September 30, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$469,046	$4,051,862	$—	$4,520,908
Operating expenses	—	(457,337)	(3,817,480)	—	(4,274,817)
Interest (expense) income, net	(419,781)	9,102	418,157	—	7,478
Other income (expense), net	604,108	(1,108)	34,790	(599,875)	37,915
Income tax provision	—	(5,224)	(105,076)	—	(110,300)
Minority interest in losses of consolidated subsidiaries	3	—	3,143	—	3,146

Earnings from continuing operations	184,330	14,479	585,396	(599,875)	184,330
Discontinued operations, net of tax	45,497	—	45,497	(45,497)	45,497

Net earnings available to common shareholders	$229,827	$14,479	$630,893	$(645,372)	$229,827

Statement of cash flows for the nine months ended September 30, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows (used in) provided by operating activities attributable to continuing operations	$(360,196)	$79,246	$880,960	$—	$600,010
Cash flows (used in) provided by investing activities attributable to continuing operations	(187,006)	(35,525)	274,857	—	52,326
Cash flows provided by (used in) financing activities attributable to continuing operations	547,202	(9,364)	(1,259,224)	—	(721,386)
Net cash used in discontinued operations	—	—	(9,969)	—	(9,969)
Effect of exchange rate changes on cash and cash equivalents	—	727	28,745	—	29,472
Cash and cash equivalents at beginning of period	—	51,013	1,377,127	—	1,428,140

Cash and cash equivalents at end of period	$—	$86,097	$1,292,496	$—	$1,378,593

Statement of operations for the three months ended September 30, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$116,582	$1,295,087	$—	$1,411,669
Operating expenses	—	(120,462)	(1,183,246)	—	(1,303,708)
Interest (expense) income, net	(117,719)	1,315	117,744	—	1,340
Other income (expense), net	185,575	(2,640)	14,219	(185,314)	11,840
Income tax benefit (provision)	—	7,564	(60,878)	—	(53,314)
Minority interest in losses of consolidated subsidiaries	1	—	29	—	30

Earnings from continuing operations	67,857	2,359	182,955	(185,314)	67,857
Discontinued operations, net of tax	7,088	—	7,088	(7,088)	7,088

Net earnings available to common shareholders	$74,945	$2,359	$190,043	$(192,402)	$74,945

Statement of operations for the nine months ended September 30, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$333,999	$3,862,700	$—	$4,196,699
Operating expenses	—	(358,428)	(3,579,923)	—	(3,938,351)
Interest (expense) income, net	(334,731)	2,657	339,920	—	7,846
Other income, net	504,449	8,495	32,954	(514,325)	31,573
Income tax benefit (provision)	—	10,071	(138,113)	—	(128,042)
Minority interest in losses (income) of consolidated subsidiaries	708	—	(7)	—	701

Earnings (loss) from continuing operations	170,426	(3,206)	517,531	(514,325)	170,426
Discontinued operations, net of tax	5,510	—	5,510	(5,510)	5,510

Net earnings (loss) available to common shareholders	$175,936	$(3,206)	$523,041	$(519,835)	$175,936

Statement of cash flows for the nine months ended September 30, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows (used in) provided by operating activities attributable to continuing operations	$(244,053)	$67,516	$720,607	$—	$544,070
Cash flows (used in) provided by investing activities attributable to continuing operations	(104,447)	(14,156)	562,929	—	444,326
Cash flows provided by (used in) financing activities attributable to continuing operations	348,500	(52,609)	(1,187,501)	—	(891,610)
Net cash used in discontinued operations	—	—	(38,336)	—	(38,336)
Effect of exchange rate changes on cash and cash equivalents	—	2,083	21,244	—	23,327
Cash and cash equivalents at beginning of period	—	72,977	914,103	—	987,080

Cash and cash equivalents at end of period	$—	$75,811	$993,046	$—	$1,068,857

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the nine months ended September 30, 2007

        On June 19, 2007, IAC completed the sale of HSE and received approximately 5.5 million shares of ARO stock and a derivative asset, valued at $190.1 million and $27.1 million, respectively. See Note 10 for a further description of the sale of HSE.

        On June 8, 2007, the Company made an investment in Front Line, which included the conversion of a $26.5 million convertible note. See Note 9 for a further description of the Company's investment in Front Line.

        During the nine months ended September 30, 2007, $7.7 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.3 million shares of IAC common stock and 0.3 million shares of Expedia common stock were issued to the holders.

Supplemental Disclosure of Non-Cash Transactions for the nine months ended September 30, 2006

        During the nine months ended September 30, 2006, $79.3 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 3.0 million shares of IAC common stock and 3.0 million shares of Expedia common stock were issued to the holders.

        Due to a reconciliation of federal income taxes for the 2005 period prior to the Expedia spin-off and as provided for in the tax sharing agreement entered into with Expedia at the time of the Expedia spin-off, the Company recorded a $15.5 million reduction to the amount distributed to Expedia shareholders in September 2006 due to a reduced tax liability. The amount was recorded in the consolidated statement of shareholders' equity as an increase to additional paid-in capital in September 2006.

NOTE 13—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings available to common shareholders	$71,764	$74,945	$229,827	$175,936
Foreign currency translation	25,872	59	18,906	20,189
Unrealized (losses) gains on available for sale securities	(2,303)	4,821	(7,112)	1,230
Net (losses) gains on derivative contracts	(94)	3,823	(2,355)	3,978

Other comprehensive income	23,475	8,703	9,439	25,397

Comprehensive income	$95,239	$83,648	$239,266	$201,333

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation	$97,453	$78,547
Unrealized losses on available for sale securities	(11,509)	(4,397)
Net gains on derivative contracts	—	2,355

Accumulated other comprehensive income	$85,944	$76,505

NOTE 14—INCOME TAXES

        The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods." At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to the expected operating income for the year, projections of the proportion of income or (loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter. Included in the income tax provision for the three months ended September 30, 2007 is a benefit of $0.4 million due to a change in the estimated annual effective tax rate from that used in the second quarter.

        For the three and nine months ended September 30, 2007, the Company recorded a tax provision for continuing operations of $48.2 million and $110.3 million, respectively, which represent effective tax rates of 40% and 38%, respectively. The tax rate for the three months ended September 30, 2007 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies. The tax rate for the nine months ended September 30, 2007 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign tax credits associated with equity income from unconsolidated affiliates.

        For the three and nine months ended September 30, 2006, the Company recorded a tax provision for continuing operations of $53.3 million and $128.0 million, respectively, which represent effective tax rates of 44% and 43%, respectively. The tax rates for the three and nine months ended September 30, 2006 are higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by net adjustments related to the reconciliation of provision accruals to tax returns.

        The Company has adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of the adoption resulted in an increase of $420.7 million to retained earnings. As of January 1, 2007 and September 30, 2007, the Company had unrecognized tax benefits of approximately $242.0 million and $245.3 million, respectively. If unrecognized tax benefits as of September 30, 2007 are subsequently recognized, approximately $42.4 million and $33.5 million, net of related deferred tax assets, would reduce income tax expense from continuing operations and discontinued operations, respectively.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and nine months ended September 30, 2007 is $2.8 million and $7.5 million, net of related deferred taxes, respectively, for interest on unrecognized tax benefits. At January 1, 2007 and September 30, 2007 the Company has accrued $16.0 million and $28.7 million, respectively for the payment of interest. There are no material accruals for penalties.

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

NOTE 15—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and, therefore, no reserve is established. Although management currently believes that resolving claims against us will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 14 for discussion related to income tax contingencies.

NOTE 16—SUBSEQUENT EVENT

        On November 5, 2007, the Company announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies:

  •
  IAC, which will include:

  •
  The businesses currently comprising its Media & Advertising sector;

  •
  The Match, ServiceMagic and Entertainment segments;

  •
  Shoebuy and ReserveAmerica, which are currently included in the Retailing and Ticketmaster segments, respectively;

  •
  The businesses currently comprising its Emerging Businesses group; and,

  •
  Certain investments in unconsolidated affiliates.

  •
  HSN, which will include HSN TV, hsn.com, and the Cornerstone Brands, Inc. portfolio of catalogs, web sites and retail locations;

  •
  Ticketmaster, which will include its primary domestic and international operations as well as certain investments in unconsolidated affiliates;

  •
  Interval International, which will include the businesses currently in the Interval segment; and,

  •
  LendingTree, which will include the businesses currently in the LendingTree and Real Estate segments.

        The transaction is subject to a number of conditions, including, among others, final approval of the transaction specifics by the Company's Board of Directors, receipt of an opinion of counsel regarding the tax-free nature of the transaction, and the filing and effectiveness of registration statements with the SEC. The proposed spin-offs are expected to be completed in the second or third quarter of 2008. Upon completion of the spin-offs, IAC's shareholders will own 100% of the equity in all five companies, IAC, HSN, Ticketmaster, Interval International and LendingTree.

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

        Beginning with the first quarter of 2007, the Services sector has been renamed Transactions to more clearly reflect the nature of the activities of the businesses within that sector and several segment names were changed to identify the primary brand name within those segments, where practical. These name changes did not affect the composition of our reporting segments and did not have any impact on our financial reporting. Following the sale of the Company's German TV and internet retailer Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), on June 19, 2007, the segment formerly known as Retailing U.S. has been renamed Retailing.

        During the second quarter of 2006, Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations. Additionally, during the fourth quarter of 2006, PRC, IAC's Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC's Emerging Businesses group, was classified as held for sale. During the second quarter of 2007, iBuy was subsequently sold and HSE, which was previously reported in the International reporting segment of our Retailing sector, was also sold. Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include PRC and HSE through September 30, 2006 and June 19, 2007, respectively. Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented.

        On November 5, 2007, the Company announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies:

  •
  IAC, which will include:

  •
  The businesses currently comprising its Media & Advertising sector;

  •
  The Match, ServiceMagic and Entertainment segments;

  •
  Shoebuy and ReserveAmerica, which are currently included in the Retailing and Ticketmaster segments, respectively;

    •
    The businesses currently comprising its Emerging Businesses group; and,

    •
    Certain investments in unconsolidated affiliates.

  •
  HSN, which will include HSN TV, hsn.com, and the Cornerstone Brands, Inc. portfolio of catalogs, web sites and retail locations;

  •
  Ticketmaster, which will include its primary domestic and international operations as well as certain investments in unconsolidated affiliates;

  •
  Interval International, which will include the businesses currently in the Interval segment; and,

  •
  LendingTree, which will include the businesses currently in the LendingTree and Real Estate segments.

        The transaction is subject to a number of conditions, including, among others, final approval of the transaction specifics by the Company's Board of Directors, receipt of an opinion of counsel regarding the tax-free nature of the transaction, and the filing and effectiveness of registration statements with the Securities and Exchange Commission. The proposed spin-offs are expected to be completed in the second or third quarter of 2008. Upon completion of the spin-offs, IAC's shareholders will own 100% of the equity in all five companies, IAC, HSN, Ticketmaster, Interval International and LendingTree.

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2006.

Results of operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenues, operating income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and nine months ended September 30, 2007 and 2006 (rounding differences may occur):

	Three months ended September 30,				Nine months ended September 30,
	2007	Percentage of total	2006	Percentage of total	2007	Percentage of total	2006	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$700.4	46%	$686.2	49%	$2,087.1	46%	$2,055.6	49%
Transactions	402.6	27%	405.9	29%	1,289.1	29%	1,224.9	29%
Media & Advertising	189.8	13%	135.5	10%	531.9	12%	384.4	9%
Membership & Subscriptions	220.8	15%	185.1	13%	606.1	13%	534.7	13%
Emerging Businesses	7.8	1%	0.6	0%	16.7	0%	1.5	0%
Inter-segment elimination	(5.6)	0%	(1.6)	0%	(10.1)	0%	(4.5)	0%

Total	$1,515.8	100%	$1,411.7	100%	$4,520.9	100%	$4,196.7	100%

	Three months ended September 30,				Nine months ended September 30,
	2007	Percentage of total	2006	Percentage of total	2007	Percentage of total	2006	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
Retailing	$37.4	36%	$50.3	47%	$106.6	43%	$142.9	55%
Transactions	48.2	46%	62.7	58%	159.0	65%	201.5	78%
Media & Advertising	15.4	15%	(2.1)	(2)%	15.2	6%	(19.9)	(8)%
Membership & Subscriptions	55.6	53%	36.6	34%	112.7	46%	75.0	29%
Emerging Businesses	(8.1)	(8)%	(4.7)	(4)%	(8.7)	(4)%	(13.1)	(5)%
Corporate and other	(44.4)	(43)%	(34.9)	(32)%	(138.6)	(56)%	(128.1)	(50)%

Total	$104.1	100%	$108.0	100%	$246.1	100%	$258.3	100%

	Three months ended September 30,				Nine months ended September 30,
	2007	Percentage of total	2006	Percentage of total	2007	Percentage of total	2006	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$47.2	27%	$57.3	34%	$125.5	28%	$176.8	36%
Transactions	60.3	35%	75.6	44%	197.0	44%	242.9	50%
Media & Advertising	27.6	16%	15.9	9%	56.5	13%	38.2	8%
Membership & Subscriptions	64.4	37%	44.5	26%	143.1	32%	102.7	21%
Emerging Businesses	(5.1)	(3)%	(4.5)	(3)%	(4.9)	(1)%	(12.6)	(3)%
Corporate and other	(20.9)	(12)%	(18.6)	(11)%	(65.6)	(15)%	(59.8)	(12)%

Total	$173.5	100%	$170.2	100%	$451.6	100%	$488.3	100%

IAC Consolidated Results

Revenue

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Revenue in 2007 increased $104.2 million from 2006 primarily as a result of revenue increases of $54.3 million from the Media & Advertising sector, $35.7 million from the Membership & Subscriptions sector and $14.2 million from the Retailing sector. The revenue increase from the Media & Advertising sector was driven primarily from growth at the syndicated search and Fun Web Products businesses. Revenue from the Membership & Subscriptions sector benefited from the inclusion of ResortQuest Hawaii which was acquired on May 31, 2007, as well as a 7% increase in confirmed vacations and a 6% increase in membership at Interval. Also contributing to the revenue growth at the Membership & Subscriptions sector was an 11% increase in average revenue per subscriber, primarily in North America, partially offset by a 1% worldwide decrease in subscribers at Match. The increase in the Retailing sector reflects strong gains at Shoebuy and slight growth from both the Catalogs business and HSN.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenue in 2007 increased $324.2 million from 2006 primarily as a result of revenue increases of $147.5 million from the Media & Advertising sector, $71.4 million from the Membership & Subscriptions sector, $64.2 million from the Transactions sector and $31.5 million from the Retailing sector. The revenue growth from the Media & Advertising sector was driven primarily by an increase in queries from syndicated search and an increase in both queries and revenue per query at Fun Web Products. The revenue growth at the Transactions sector was driven by a higher mix and volume of concert ticket sales and continued international strength at Ticketmaster as well as strong growth at ServiceMagic. Partially offsetting this revenue growth was a revenue decline at LendingTree, which continues to operate in a difficult home loan market. The contribution from the Membership & Subscriptions sector was driven by increased transaction volume and membership at Interval, and a 9% increase in average revenue per subscriber at Match. Also contributing to the increased revenue from the Membership & Subscriptions sector is Interval's inclusion of ResortQuest Hawaii in 2007. The revenue increase from the Retailing sector reflects strong growth from Shoebuy, which was acquired on February 3, 2006, and slight growth from the Catalogs business, partially offset by a 1% decline in sales at HSN.

Cost of sales

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
Cost of sales	$801,589	13%	$707,133
As a percentage of total revenue	53%	279 bp	50%
Gross margins	47%	(279) bp	50%

        Cost of sales consists primarily of the cost of products sold, as well as ticketing royalties, traffic acquisition costs, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in warehouse and call center functions and credit card processing fees. Ticketing royalties relate to Ticketmaster's clients' share of convenience and order processing charges. Traffic acquisition costs consist of revenue share payments to partners that have integrated sponsored listings into their web sites and similar arrangements with third parties who direct traffic to our web sites.

        Cost of sales in 2007 increased $94.5 million from 2006 primarily due to increased expenses of $39.6 million from the Media & Advertising sector, $24.5 million from the Transactions sector, $14.3 million from the Membership & Subscriptions sector and $14.7 million from the Retailing sector. The increase in cost of sales from the Media & Advertising sector was primarily due to an increase of $35.8 million in revenue share payments to third party traffic sources which is a direct result from the growth in network revenue at IAC Search & Media. The increase at the Transactions sector was primarily driven by increases of $10.8 million in ticketing royalties due in part to higher revenue and higher royalty rates and $5.6 million in compensation and other employee-related costs associated, in part, with a 12% increase in headcount at Ticketmaster. The increase in cost of sales from the Membership & Subscriptions sector was primarily driven by Interval's acquisition of ResortQuest Hawaii. Also contributing to the increase in cost of sales were increased expenses from the Retailing sector of $11.4 million in cost of products sold due to increased revenue and a shift in product mix to items with lower gross margins.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	Nine months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
Cost of sales	$2,358,140	12%	$2,102,426
As a percentage of total revenue	52%	206 bp	50%
Gross margins	48%	(206) bp	50%

        Cost of sales in 2007 increased $255.7 million from 2006 primarily due to increased expenses of $102.8 million from the Media & Advertising sector, $88.8 million from the Transactions sector, $44.9 million from the Retailing sector and $21.1 million from the Membership & Subscriptions sector. The increase in cost of sales from the Media & Advertising sector was primarily due to an increase of

$91.6 million in revenue share payments to third party traffic sources resulting from higher network revenue at IAC Search & Media. The increase at the Transactions sector was primarily driven by increases at Ticketmaster of $42.1 million in ticketing royalties resulting primarily from higher royalty rates, $14.9 million in compensation and other employee-related costs and $9.1 million in credit card processing fees due in part to higher revenue. Cost of sales at the Retailing sector increased primarily due to an increase of $35.0 million in cost of products sold and $8.2 million in shipping and handling costs. Also contributing to the increase in cost of sales were increased expenses from the Membership & Subscriptions sector primarily due to Interval's inclusion of ResortQuest Hawaii, as noted above in the three month discussion.

Selling and marketing expense

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
Selling and marketing expense	$303,136	3%	$294,059
As a percentage of total revenue	20%	(83) bp	21%

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

        Selling and marketing expense in 2007 increased $9.1 million from 2006 primarily due to increases of $4.3 million from the Retailing sector and $4.2 million from the Media & Advertising sector. The increase in selling and marketing expense from the Retailing sector was primarily due to an increase of $2.4 million in compensation and other employee-related costs and an increase of $1.5 million in advertising and promotional expenditures, which is net of a decrease of $1.0 million in catalog circulation costs. In addition, selling and marketing expense increased at the Media & Advertising sector primarily due to an increase of $3.0 million in compensation and other employee-related costs, as well as an increase of $1.9 million in advertising and promotional expenditures. Favorably impacting advertising and promotional expenditures at the Media & Advertising sector is the reduction in the current year marketing expense of $5.8 million, resulting from the capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	Nine months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
Selling and marketing expense	$980,805	6%	$924,592
As a percentage of total revenue	22%	(34) bp	22%

        Selling and marketing expense in 2007 increased $56.2 million from 2006 primarily due to increases of $20.9 million from the Media & Advertising sector, $16.4 million from the Retailing sector and $9.6 million from the Membership & Subscriptions sector. The increase in selling and marketing expense from the Media & Advertising sector was primarily due to an increase of $9.0 million in compensation and other employee-related costs, as well as an increase of $7.3 million in advertising and promotional expenditures related to IAC Search & Media's 2007 ad campaign. As described above in the three month discussion, advertising and promotional expenditures at the Media & Advertising sector were favorably impacted by the reduction in the current year marketing expense of $12.8 million, resulting from the capitalization and amortization of costs associated with the distribution of toolbars. The increase in compensation and other employee-related costs is due in part to a 22% increase in headcount from the prior year period at Citysearch primarily related to the opening of a new call center in late 2006. Selling and marketing expense from the Retailing sector increased primarily due to an increase of $8.2 million in on-air distribution costs at HSN and $3.7 million in compensation and other employee-related costs, partially offset by a decrease of $6.0 million in catalog circulation costs. In addition, selling and marketing expense increased at the Memberships & Subscriptions sector primarily due to an increase of $13.9 million in advertising and promotional expenditures at Match related to its domestic and international marketing campaigns, partially offset by a decrease of $3.3 million in advertising and promotional expenditures at Entertainment.

General and administrative expense

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
General and administrative expense	$208,667	9%	$190,720
As a percentage of total revenue	14%	26 bp	14%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2007 increased $17.9 million from 2006 primarily due to increases of $6.8 million from the Transactions sector and $4.5 million from the Retailing sector. The increase in general and administrative expense from the Transactions sector was primarily due to $6.6 million in restructuring costs at LendingTree. Also contributing to the increase in general and administrative expense was an increase at the Retailing sector of $1.6 million in professional fees and $1.1 million in bad debt expense. The increase in bad debt expense is primarily due to increased Flexpay sales at HSN. Flexpay allows customers to pay for merchandise in interest free monthly payments over a 2-6 month period. Flexpay sales were 59% and 47% of total HSN sales for the three months ended September 30, 2007 and 2006, respectively.

        General and administrative expense includes non-cash compensation expense of $21.3 million in 2007 compared with $15.4 million in 2006. The increase in non-cash compensation expense is primarily due to expense associated with equity grants issued subsequent to the third quarter of 2006. As of September 30, 2007, there was approximately $240.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.8 years.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	Nine months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
General and administrative expense	$617,611	12%	$553,372
As a percentage of total revenue	14%	48 bp	13%

        General and administrative expense in 2007 increased $64.2 million from 2006 primarily due to increases of $38.0 million from the Transactions sector and $21.9 million from the Retailing sector. The increase in general and administrative expense from the Transactions sector was primarily due to an increase of $8.7 million in certain litigation reserves at Ticketmaster in the current year period compared to the prior year period which included a reduction of $5.8 million in certain litigation reserves. General and administrative expense at the Transactions sector also reflects increases of $7.5 million and $5.9 million in compensation and other employee-related costs at Ticketmaster and ServiceMagic, respectively. The increase in compensation and other employee-related costs is due in part to increases in headcount resulting from growth in these businesses. The Transactions sector was further impacted by $10.3 million in restructuring costs, including a reduction in workforce, at LendingTree. Also contributing to the increase in general and administrative expense was an increase at the Retailing sector of $9.8 million in compensation and other employee-related costs and $4.5 million in professional fees.

        General and administrative expense includes non-cash compensation expense of $64.1 million in 2007 compared with $59.4 million in 2006. The increase in non-cash compensation expense is primarily due to expense associated with equity grants issued subsequent to the third quarter of 2006.

Other operating expense

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three months ended September 30,
	2007	% Change		2006
	(Dollars in thousands)
Other operating expense	$14,820	(50)%		$29,578
As a percentage of total revenue	1%	(112	) bp	2%

        Other operating expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at the Retailing sector and product development at IAC Search & Media, LendingTree and Real Estate which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Other operating expense in 2007 decreased $14.8 million from 2006 due to the resolution of legal claims.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	Nine months ended September 30,
	2007	% Change		2006
	(Dollars in thousands)
Other operating expense	$73,203	(13)%		$84,421
As a percentage of total revenue	2%	(39	) bp	2%

        Other operating expense in 2007 decreased $11.2 million from 2006, due to the resolution of legal claims noted above in the three month discussion, partially offset by an increase of $3.3 million in compensation and other employee-related costs at IAC Search & Media in 2007. The increase in compensation and other employee-related costs is primarily due to an 8% increase in headcount, as IAC Search & Media continues to upgrade and enhance its search technology and products.

Depreciation

  For the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006

	Three months ended September 30,				Nine months ended September 30,
		% Change				% Change
	2007			2006	2007			2006
	(Dollars in thousands)
Depreciation	$39,345	3%		$38,058	$115,851	1%		$114,397
As a percentage of total revenue	3%	(10	) bp	3%	3%	(16	) bp	3%

        Depreciation for the three and nine months ended September 30, 2007 increased $1.3 million and $1.5 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made during 2006 and 2007, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three months ended September 30,
	2007	% Change		2006
	(Dollars in thousands)
Operating Income Before Amortization	$173,491	2%		$170,213
As a percentage of total revenue	11%	(61	) bp	12%

        Operating Income Before Amortization in 2007 increased $3.3 million from 2006 primarily due to the improved operating results of $19.9 million from the Membership & Subscriptions sector and $11.7 million from the Media & Advertising sector, partially offset by declines of $15.2 million and $10.1 million from the Transactions and Retailing sectors, respectively. The Membership & Subscriptions sector was positively impacted by continued growth at Match and Interval. Also contributing favorably to Operating Income Before Amortization is the reduction in the current year marketing expense of $5.8 million from the Media & Advertising sector resulting from the capitalization and amortization of certain costs as described above in the selling and marketing expense discussion. Operating Income Before Amortization at the Transactions sector declined due to lower revenue, higher costs per loan sold and a $7.4 million increase in loan loss reserves at LendingTree. This decline was partially offset by a $6.7 million gain, after netting a favorable legal settlement, an increase in certain legal reserves and a restructuring charge, at LendingTree and growth at Ticketmaster. Operating Income Before Amortization was further impacted by lower gross margins at Retailing.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	Nine months ended September 30,
	2007	% Change		2006
	(Dollars in thousands)
Operating Income Before Amortization	$451,597	(8)%		$488,263
As a percentage of total revenue	10%	(165	) bp	12%

        Operating Income Before Amortization in 2007 decreased $36.7 million from 2006 primarily due to declines of $51.4 million and $45.9 million from the Retailing and Transactions sectors, respectively, which more than offset strong growth of $40.5 million and $18.3 million from the Membership & Subscriptions sector and the Media & Advertising sector, respectively. The decline at the Retailing sector was due to the impact of lower gross margins resulting from a product mix shift. Operating Income Before Amortization was further impacted by lower revenue, higher costs per loan sold and a $6.4 million increase in loan loss reserves at LendingTree and increased fixed costs at Ticketmaster.

The Membership & Subscriptions sector was positively impacted by continued growth at Interval and Match. Also contributing favorably to Operating Income Before Amortization is the reduction in the current year marketing expense of $12.8 million from the Media & Advertising sector as described above in the selling and marketing expense discussion.

Operating income

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
Operating income	$104,137	(4)%	$107,961
As a percentage of total revenue	7%	(78) bp	8%

        Operating income in 2007 decreased $3.8 million from 2006 primarily due to a $7.1 million increase in non-cash compensation expense and a $1.5 million increase in amortization of intangibles, partially offset by an increase of $3.3 million in Operating Income Before Amortization discussed above and a $1.6 million decrease in amortization of non-cash marketing. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	Nine months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
Operating income	$246,091	(5)%	$258,348
As a percentage of total revenue	5%	(71) bp	6%

        Operating income in 2007 decreased $12.3 million from 2006 primarily due to a decrease of $36.7 million in Operating Income Before Amortization discussed above, a $5.5 million increase in non-cash compensation expense and a $4.9 million increase in amortization of non-cash marketing, partially offset by a $34.8 million decrease in amortization of intangibles. The decrease in amortization of intangibles relates primarily to lower amortization expense at the Retailing, Media & Advertising and Transactions sectors.

Other income (expense)

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
Other income (expense):
Interest income	$15,672	(3)%	$16,099
Interest expense	(15,446)	5%	(14,759)
Equity in income of unconsolidated affiliates	5,081	(39)%	8,322
Other income	10,769	206%	3,518

        Equity in income of unconsolidated affiliates in 2007 decreased $3.2 million from 2006 primarily due to a smaller contribution from the Company's investment in Jupiter Shop Channel, a shopping channel in Japan.

        Other income in 2007 increased $7.3 million from 2006 primarily due to a gain of $5.9 million in 2007 related to the derivative asset received by the Company in connection with the sale of HSE and a year over year positive change of $5.4 million in the amount recognized related to the derivatives created in the Expedia spin-off (see Note 10 to the consolidated financial statements), partially offset by a gain of $5.2 million from the sale of long-term investments in 2006.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	Nine months ended September 30,
	2007	% Change	2006
	(Dollars in thousands)
Other income (expense):
Interest income	$53,539	0%	$53,436
Interest expense	(46,061)	1%	(45,590)
Equity in income of unconsolidated affiliates	19,564	(24)%	25,594
Other income	18,351	207%	5,979

        Equity in income of unconsolidated affiliates in 2007 decreased $6.0 million from 2006 primarily due to a smaller contribution from the Company's investment in Jupiter Shop Channel.

        Other income in 2007 increased $12.4 million from 2006 primarily due to a gain of $7.8 million in 2007 related to the derivative asset received by the Company in connection with the sale of HSE, a year over year positive change of $7.4 million in the amount recognized related to the derivatives created in the Expedia spin-off and a $3.1 million gain on the sale of fixed assets in 2007. Partially offsetting these items is a gain of $5.8 million from the sale of long-term investments in 2006.

Income tax provision

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        In 2007, the Company recorded a tax provision for continuing operations of $48.2 million which represents an effective tax rate of 40%. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies. In 2006, the Company recorded a tax provision for continuing operations of $53.3 million which represents an effective tax rate of 44%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by net adjustments related to the reconciliation of provision accruals to tax returns.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        In 2007, the Company recorded a tax provision for continuing operations of $110.3 million which represents an effective tax rate of 38%. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies. In 2006, the Company recorded a tax provision for continuing operations of $128.0 million which represents an effective tax rate of 43%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by net adjustments related to the reconciliation of provision accruals to tax returns.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" effective January 1, 2007. The cumulative effect of the adoption resulted in an increase of $420.7 million to retained earnings. As of January 1, 2007 and September 30, 2007, the Company had unrecognized tax benefits of approximately $242.0 million and $245.3 million, respectively, which included accrued interest of $16.0 million and $28.7 million, respectively.

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

Discontinued operations

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Discontinued operations in the accompanying consolidated statements of operations include PRC and HSE through September 30, 2006 and June 19, 2007, respectively. Quiz TV Limited, iBuy, TV Travel Shop, Styleclick and ECS are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Income (loss) from these discontinued operations, net of tax in the third quarter of 2007 and 2006 was $(1.6) million and $7.1 million, respectively. The 2007 amount is principally due to the losses of iBuy and HSE and the 2006 amount is principally due to a tax benefit on state tax reserves released during the third quarter of 2006 related to the sale of USA Broadcasting in 2002.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Income from discontinued operations, net of tax in the first nine months of 2007 and 2006 was $12.0 million and $5.5 million, respectively. The 2007 amount is principally due to the income of HSE and the 2006 amount is principally due to the income of PRC and the tax benefit on state tax reserves related to the sale of USA Broadcasting described above, partially offset by losses of iBuy and Quiz TV Limited. Additionally, the Company recognized an after-tax gain on the sale of HSE of $31.1 million in 2007.

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector (Dollars in millions, rounding differences may occur).

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Growth	2007	2006	Growth
Revenue:
Retailing	$700.4	$686.2	2%	$2,087.1	$2,055.6	2%
Transactions:
Ticketmaster	301.3	265.5	13%	913.9	806.3	13%
LendingTree	63.0	106.0	(41)%	261.6	327.9	(20)%
Real Estate	13.8	15.9	(13)%	42.4	42.3	0%
ServiceMagic	24.6	18.5	33%	71.5	48.4	48%
Intra-sector elimination	(0.1)	—	NM	(0.2)	—	NM

Total Transactions	402.6	405.9	(1)%	1,289.1	1,224.9	5%
Media & Advertising	189.8	135.5	40%	531.9	384.4	38%
Membership & Subscriptions:
Interval	98.5	72.9	35%	276.0	228.3	21%
Match	89.1	80.2	11%	258.1	231.8	11%
Entertainment	33.3	32.0	4%	72.9	75.5	(3)%
Intra-sector elimination	—	(0.1)	NM	(0.9)	(0.9)	4%

Total Membership & Subscriptions	220.8	185.1	19%	606.1	534.7	13%
Emerging Businesses	7.8	0.6	1,133%	16.7	1.5	996%
Inter-sector elimination	(5.6)	(1.6)	(245)%	(10.1)	(4.5)	(126)%

Total	$1,515.8	$1,411.7	7%	$4,520.9	$4,196.7	8%

	Three months ended September 30,			Nine months ended September 30,

	2007	2006	Growth	2007	2006	Growth
Operating Income (Loss):
Retailing	$37.4	$50.3	(26)%	$106.6	$142.9	(25)%
Transactions:
Ticketmaster	54.0	50.5	7%	171.2	178.3	(4)%
LendingTree	(5.6)	15.2	NM	(6.8)	34.0	NM
Real Estate	(4.8)	(8.0)	40%	(21.5)	(21.6)	0%
ServiceMagic	4.6	5.1	(9)%	16.1	10.8	49%

Total Transactions	48.2	62.7	(23)%	159.0	201.5	(21)%
Media & Advertising	15.4	(2.1)	NM	15.2	(19.9)	NM
Membership & Subscriptions:
Interval	28.4	22.8	24%	93.0	75.5	23%
Match	29.3	19.0	54%	49.6	37.6	32%
Entertainment	(2.1)	(5.2)	61%	(30.0)	(38.1)	21%

Total Membership & Subscriptions	55.6	36.6	52%	112.7	75.0	50%
Emerging Businesses	(8.1)	(4.7)	(73)%	(8.7)	(13.1)	33%
Corporate and other	(44.4)	(34.9)	(27)%	(138.6)	(128.1)	(8)%

Total	$104.1	$108.0	(4)%	$246.1	$258.3	(5)%

	Three months ended September 30,			Nine months ended September 30,

	2007	2006	Growth	2007	2006	Growth
Operating Income Before Amortization:
Retailing	$47.2	$57.3	(18)%	$125.5	$176.8	(29)%
Transactions:
Ticketmaster	61.9	57.0	9%	192.6	198.8	(3)%
LendingTree	(3.2)	18.8	NM	1.6	46.5	(96)%
Real Estate	(3.9)	(6.3)	38%	(16.0)	(15.9)	(1)%
ServiceMagic	5.4	6.0	(10)%	18.7	13.6	38%

Total Transactions	60.3	75.6	(20)%	197.0	242.9	(19)%
Media & Advertising	27.6	15.9	74%	56.5	38.2	48%
Membership & Subscriptions:
Interval	36.2	29.1	24%	113.5	94.4	20%
Match	29.5	19.3	53%	57.5	42.5	35%
Entertainment	(1.4)	(3.9)	65%	(27.9)	(34.3)	19%

Total Membership & Subscriptions	64.4	44.5	45%	143.1	102.7	39%
Emerging Businesses	(5.1)	(4.5)	(15)%	(4.9)	(12.6)	61%
Corporate and other	(20.9)	(18.6)	(13)%	(65.6)	(59.8)	(10)%

Total	$173.5	$170.2	2%	$451.6	$488.3	(8)%

        Refer to Note 6 of the consolidated financial statements for reconciliation by sector of Operating Income Before Amortization to Operating Income.

Retailing

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Revenue grew 2% to $700.4 million, primarily due to strong gains at Shoebuy and slight growth at both the Catalogs business and HSN. Online sales continued to grow at a double digit rate in 2007. HSN revenue grew 5%, excluding America's Store which ceased operations on April 3, 2007. Revenue reflects a 5% increase in average price point as a result of a product mix shift, partially offset by a 2%

decrease in units shipped due in part to reduced sales associated with the shutdown of America's Store and a 90 basis point increase in average return rates. During the quarter, HSN improved sales efficiency across the majority of its product categories. The number and average spend of frequent customers grew and the number of total active customers remained relatively flat. Revenue at HSN, excluding America's Store, reflects a 6% increase in average price point and a 1% increase in units shipped, partially offset by a 70 basis point increase in average return rates. Catalogs revenue growth reflects a 5% increase in average price point, partially offset by a 1% decrease in units shipped resulting principally from a planned decrease in circulation at certain catalogs.

        Operating Income Before Amortization decreased 18% to $47.2 million, primarily due to an 80 basis point decrease in gross margins, increased general and administrative expense of $4.5 million, and increased selling and marketing expense of $4.3 million. Gross margins were adversely impacted by an increase of $11.4 million in the cost of products sold, $3.0 million of which relates to an increase in inventory reserves, and an increase of $3.1 million in shipping and handling costs. We expect gross profit pressure to persist in the fourth quarter, although not to the same levels as seen earlier in 2007. The increase in general and administrative expense consists primarily of increases in professional fees of $1.6 million and bad debt expense of $1.1 million. The increase in bad debt expense is primarily due to increased Flexpay sales at HSN. Flexpay allows customers to pay for merchandise in interest free monthly payments over a 2-6 month period. Flexpay sales were 59% and 47% of total HSN sales for the three months ended September 30, 2007 and 2006, respectively. In addition, selling and marketing expense increased primarily due to increases of $2.4 million in compensation and other employee-related costs and $1.5 million in advertising and promotional expenditures, which is net of a decrease of $1.0 million in catalog circulation costs.

        Operating income decreased 26% to $37.4 million, primarily due to the decrease in Operating Income Before Amortization described above and a $7.0 million increase in amortization of non-cash marketing, partially offset by a $3.0 million decrease in amortization of intangibles as well as a $1.2 million decrease in non-cash compensation expense.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenue grew 2% to $2.1 billion, primarily due to the growth of Shoebuy, as well as slight growth from the Catalogs business, partially offset by a 1% decrease in revenue at HSN. HSN revenue grew 3%, excluding America's Store which ceased operations on April 3, 2007. Revenue reflects a 3% increase in average price point on relatively flat units shipped. Overall units shipped in 2007 were negatively impacted by reduced sales associated with the shutdown of America's Store and the loss of distribution in one market, which is expected to be temporary. Revenue at HSN, excluding America's Store, reflects a 2% increase in average price point and a 2% increase in units shipped, partially offset by an 80 basis point increase in average return rates. Catalogs revenue grew primarily from a 7% increase in average price point, partially offset by a 5% decrease in units shipped resulting principally from a planned decrease in circulation at certain catalogs.

        Operating Income Before Amortization decreased 29% to $125.5 million, primarily due to a 130 basis point decrease in gross margins, increased general and administrative expense of $21.9 million, and increased on-air distribution costs of $8.2 million. Gross margins were adversely impacted by an increase of $35.0 million in the cost of products sold, $5.9 million of which relates to an increase in inventory reserves, lower product margins and an increase of $8.2 million in shipping and handling costs. Cost of products sold increased faster than revenue due to a shift in mix to lower gross margin product categories. The increase in general and administrative expense consists primarily of higher compensation and other employee-related costs of $9.8 million and an increase of $4.5 million in professional fees.

        Operating income decreased 25% to $106.6 million, primarily due to the decrease in Operating Income Before Amortization described above and a $7.4 million increase in amortization of non-cash marketing, partially offset by a $19.9 million decrease in amortization of intangibles resulting from certain intangible assets being fully amortized in 2006 and 2007, as well as a $2.6 million decrease in non-cash compensation expense.

Transactions

        Revenue from the Transactions sector decreased 1% for the three months ended September 30, 2007, primarily due to a decline at LendingTree, partially offset by strong growth at both Ticketmaster and ServiceMagic. Operating Income Before Amortization and operating income both declined due to losses at LendingTree and a profit decline at ServiceMagic.

        Revenue from the Transactions sector increased 5% for the nine months ended September 30, 2007, driven by worldwide growth at Ticketmaster and strong growth at ServiceMagic, partially offset by a decline at LendingTree. Operating Income Before Amortization and operating income both declined reflecting the effect of the continued deterioration in the overall mortgage market on LendingTree and higher fixed costs and royalties at Ticketmaster.

        In addition to the reporting segment results discussed below, the Transactions sector includes the results of the Real Estate reporting segment as noted on pages 41 through 42.

  Ticketmaster

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Revenue grew 13% to $301.3 million, driven by increases in both domestic and international revenue as worldwide tickets sold increased 11% with a 2% increase in average revenue per ticket. Domestic revenue grew by 5% primarily due to a 4% increase in average revenue per ticket along with a 3% increase in the number of tickets sold. International revenue grew by 36%, or 28% excluding the impact of foreign exchange, primarily due to increased revenue from the United Kingdom and Australia. International acquisitions contributed approximately $5.0 million to Ticketmaster's overall revenue growth in 2007.

        Operating Income Before Amortization increased 9% to $61.9 million, primarily due to the higher revenue noted above, partially offset by increases in cost of sales and general and administrative expense. The increase in cost of sales was driven primarily by increases of $10.8 million in ticketing royalties due in part to higher royalty rates and $5.6 million in compensation and other employee- related costs associated, in part, with a 12% increase in headcount. General and administrative expense increased by $5.7 million primarily due to an increase of $3.6 million in compensation and other employee-related costs as Ticketmaster continues to build out its worldwide infrastructure.

        Operating income increased 7% to $54.0 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by a $1.9 million increase in non-cash compensation expense.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenue grew 13% to $913.9 million, driven by increases in both domestic and international revenue as worldwide tickets sold increased 9% with a 3% increase in average revenue per ticket. Domestic revenue increased 6% primarily due to a 3% increase in average revenue per ticket along with a 1% increase in the number of tickets sold. The increase in average domestic revenue per ticket resulted in part from a product mix shift towards live music events. International revenue increased by 34%, or 26% excluding the impact of foreign exchange, primarily due to increased revenue from the United Kingdom and Canada. International acquisitions contributed approximately $10.9 million to Ticketmaster's overall revenue growth in 2007.

        Operating Income Before Amortization decreased 3% to $192.6 million, primarily due to increases in cost of sales and general and administrative expense. The increase in cost of sales was driven primarily by increases of $42.1 million in ticketing royalties, $14.9 million in compensation and other employee-related costs, and $9.1 million in credit card processing fees. General and administrative expense increased by $25.3 million primarily due to an increase of $8.7 million in certain litigation reserves in the current year period compared to the prior year period which included a reduction of $5.8 million in certain litigation reserves. Also contributing to the increase in general and administrative expense is an increase of $7.5 million in compensation and other employee-related costs.

        Operating income decreased 4% to $171.2 million, primarily due to the decrease in Operating Income Before Amortization described above and a $1.9 million increase in non-cash compensation expense, partially offset by a decrease in amortization of intangibles.

  LendingTree

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Revenue decreased 41% to $63.0 million, primarily due to fewer loans sold into the secondary market, lower revenue per loan sold, and fewer loans closed at the exchange. Revenue from all home loan products declined, driven by the overall mortgage market deterioration as well as the decline in real estate values. Revenue from home equity loans declined 68%, while refinance mortgage loans and purchase mortgage revenue decreased 30% and 33%, respectively. The origination and sale of residential real estate loans occurs under two brand names, LendingTree Loans and Home Loan Center, which brand names are collectively referred to in this report as "LendingTree Loans." The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2007 decreased 29% to $5.7 billion. This includes refinance mortgages of $2.7 billion, purchase mortgages of $1.8 billion and home equity loans of $1.0 billion. The dollar value of closed loans in 2006 was $8.0 billion, including refinance mortgages of $3.9 billion, purchase mortgages of $2.3 billion and home equity loans of $1.5 billion.

        Operating Income Before Amortization decreased $22.0 million to a loss of $3.2 million, declining at a faster rate than revenue due to higher costs per loan sold resulting from lower close rates and stricter underwriting criteria, partially offset by a decrease of $7.5 million in selling and marketing expense. Operating Income Before Amortization was further impacted by an $8.2 million provision for loan losses in the quarter, compared to $0.7 million in the third quarter of 2006. The 2007 provision reflects the increased losses the company is experiencing with respect to loans sold. Operating Income Before Amortization benefited by $13.3 million due to the net impact of a favorable legal settlement and an increase in certain legal reserves, partially offset by $6.6 million in restructuring costs.

        Operating income decreased $20.8 million to a loss of $5.6 million, primarily due to the decrease in Operating Income Before Amortization described above, partially offset by decreases in amortization of intangibles and non-cash compensation expense.

        As the adverse mortgage market persists, and lenders remain focused on low margin conforming loans, we expect the trends that impacted profits during the third quarter to continue. We reduced costs during the quarter, and will continue to monitor the cost structure of this business to ensure it is in alignment with its operating environment.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenue decreased 20% to $261.6 million, driven primarily by fewer loans sold into the secondary market, lower revenue per loan sold and fewer loans closed at the exchange. Lenders' narrowing focus on traditional mortgage products in reaction to changes in the mortgage market contributed to lower close rates, a shift to lower margin products, and lower revenue per loan sold at LendingTree Loans. Revenue from home equity loans fell 52% due in part to an exit from certain home equity products at LendingTree Loans and as a result of deteriorating market conditions. Additionally, refinance mortgage revenue and purchase mortgage revenue declined 7% and 12%, respectively. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2007 decreased 15% to $20.7 billion. This includes refinance mortgages of $10.8 billion, purchase mortgages of $5.8 billion and home equity loans of $3.6 billion. The dollar value of closed loans in 2006 was $24.3 billion, including refinance mortgages of $12.7 billion, purchase mortgages of $6.2 billion and home equity loans of $4.6 billion.

        Operating Income Before Amortization decreased 96% to $1.6 million, declining at a faster rate than revenue due to the factors noted above in the three month discussion, partially offset by a decrease of $12.4 million in selling and marketing expense. Operating Income Before Amortization was adversely impacted by an $11.8 million provision for loan losses in 2007, compared to $5.5 million in 2006. Operating Income Before Amortization was further impacted by a favorable legal settlement net of an increase in certain legal reserves noted above, partially offset by $10.3 million in restructuring costs, including a reduction in workforce.

        Operating income decreased $40.8 million to a loss of $6.8 million, due to the decrease in Operating Income Before Amortization described above and an increase in non-cash compensation expense, partially offset by a $4.9 million decrease in amortization of intangibles.

  ServiceMagic

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Revenue grew 33% to $24.6 million, benefiting from a 19% increase in customer service requests and a 10% increase in the number of service providers in the network.

        Operating Income Before Amortization and operating income decreased 10% and 9%, respectively, to $5.4 million and $4.6 million, respectively, primarily due to increases of $2.6 million in selling and marketing expense and $2.4 million in general and administrative expense. These increases are primarily related to increases in compensation and other employee-related costs associated with the expansion of the sales force, increased marketing expenses and the opening of a new call center in Kansas City.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenue grew 48% to $71.5 million, driven primarily by the factors noted above in the three month discussion.

        Operating Income Before Amortization and operating income increased 38% and 49%, respectively, to $18.7 million and $16.1 million, respectively, primarily due to higher gross margins as a result of lower cost per service request as the business scales.

Media & Advertising

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Media & Advertising consists of the results of IAC Search & Media, Citysearch and Evite. IAC Search & Media consists of proprietary properties such as Ask.com and Fun Web Products, and network properties which include syndicated advertising, search results and toolbars.

        Revenue grew 40% to $189.8 million, primarily due to an increase in queries from syndicated search and increased queries and revenue per query at Fun Web Products. Within IAC Search & Media, network revenue growth outpaced that of proprietary revenue primarily due to a wider adoption of syndicated search and sponsored listings products. Proprietary revenue grew on the strength of Fun Web Products, while Ask.com revenue grew slightly due to an increase in revenue per query and queries.

        Operating Income Before Amortization increased 74% to $27.6 million, primarily due to the revenue growth noted above as well as a reduction in the current year marketing expense of $5.8 million resulting from the capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred (see Note 2 to the consolidated financial statements). Operating Income Before Amortization was further impacted by increased cost of sales primarily related to revenue share payments to third party traffic sources which is a direct result of the growth in network revenue.

        Operating loss decreased $17.5 million to income of $15.4 million, primarily due to the increase in Operating Income Before Amortization described above, as well as an $8.6 million decrease in amortization of non-cash marketing, partially offset by a $2.8 million increase in amortization of intangibles.

        The Company expects to continue making significant investments in IAC Search & Media during 2007 in order to enhance its competitive position. Such investments include advertising and marketing expense, product development expense, and technology and infrastructure to support Ask.com and its other web properties.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenue grew 38% to $531.9 million, primarily due to an increase in queries from syndicated search and an increase in both queries and revenue per query at Fun Web Products. Within IAC Search & Media, network revenue growth outpaced that of proprietary revenue primarily due to an increase in syndicated sponsored listings. Proprietary revenue grew on the strength of Fun Web Products and Ask.com.

        Operating Income Before Amortization increased 48% to $56.5 million, primarily due to the revenue growth noted above, as well as a reduction in the current year marketing expense of $12.8 million, partially offset by increases of $16.7 million in selling and marketing expense and $5.0 million in other operating expense at IAC Search & Media and an increase of $8.4 million in selling and marketing expense at Citysearch. Operating Income Before Amortization was further impacted by increased cost of sales primarily related to revenue share payments to third party traffic sources as noted above in the three month discussion.

        Operating loss decreased $35.0 million to income of $15.2 million, due to the increase in Operating Income Before Amortization described above, as well as a $10.0 million decrease in amortization of intangibles and a $6.8 million decrease in amortization of non-cash marketing.

Membership & Subscriptions

        Membership & Subscriptions sector results for both the three and nine months ended September 30, 2007 benefited from the inclusion of the results of ResortQuest Hawaii, which was acquired on May 31, 2007 and increased transaction volume and membership at Interval, as well as increased average revenue per subscriber at Match.

  Interval

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Revenue grew 35% to $98.5 million, primarily due to the acquisition of ResortQuest Hawaii on May 31, 2007, which contributed $18.9 million to Interval's overall revenue in the quarter. Revenue growth was also driven by strong transaction revenue, due to 7% growth in confirmed vacations and higher average fees, and a 6% increase in members reflecting strong new member growth and renewal rates. Total members increased to 1.9 million.

        Operating Income Before Amortization and operating income both increased 24% to $36.2 million and $28.4 million, respectively, growing at a slower rate than revenue due to the inclusion of the results of ResortQuest Hawaii in 2007.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenue grew 21% to $276.0 million, driven by a 7% increase in confirmed vacations, higher average fees and a 6% increase in members. Also contributing to the increase in revenue is the inclusion of ResortQuest Hawaii since its acquisition on May 31, 2007.

        Operating Income Before Amortization and operating income increased 20% and 23%, respectively, to $113.5 million and $93.0 million, respectively, due primarily to the higher revenue noted above and a decrease of $0.9 million in marketing expenses.

  Match

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Revenue grew 11% to $89.1 million, reflecting higher average prices in North America which contributed to an 11% increase in average revenue per subscriber. International subscribers grew 10% although worldwide subscribers declined 1%. The growth in international paid subscribers was driven by expansion in several markets, most notably the United Kingdom.

        Operating Income Before Amortization increased 53% to $29.5 million, growing at a faster rate than revenue primarily due to lower operating costs and a lower cost of acquisition as a percentage of revenue.

        Operating income increased 54% to $29.3 million primarily due to the increase in Operating Income Before Amortization discussed above.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenue and Operating Income Before Amortization increased 11% and 35%, respectively, to $258.1 million and $57.5 million, respectively, primarily driven by the factors noted above in the three month discussion.

        Operating income increased 32% to $49.6 million primarily due to the increase in Operating Income Before Amortization discussed above as well as a $1.2 million decrease in amortization of intangibles, partially offset by a $4.2 million increase in amortization of non-cash marketing.

  Entertainment

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Revenue grew 4% to $33.3 million, primarily due to an increase in paid advertising and continued strength in custom discount and promotion products marketed to corporate clients, partially offset by lower online sales of the core coupon book.

        Operating Income Before Amortization loss decreased 65% to a loss of $1.4 million, primarily due to decreases of $1.4 million in advertising and promotional expenditures.

        Operating loss decreased 61% to a loss of $2.1 million in 2007, primarily due to the decrease in Operating Income Before Amortization loss described above as well as a $0.6 million decrease in amortization of intangibles.

        Entertainment's revenue is significantly seasonal with the majority of the segment's revenue and all of its profits earned in the fourth quarter.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Revenue decreased 3% to $72.9 million, primarily due to decreased sales of coupon books through schools and community groups as well as a planned decline in the spring season product offering, partially offset by an increase in paid advertising.

        Operating Income Before Amortization loss decreased 19% to a loss of $27.9 million, primarily due to decreases of $3.3 million in advertising and promotional expenditures and $1.8 million in compensation and other employee-related costs.

        Operating loss decreased 21% to a loss of $30.0 million, primarily due to the decrease in Operating Income Before Amortization loss described above as well as a $1.8 million decrease in amortization of intangibles.

Corporate and Other

  For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

        Corporate operating expenses in 2007 were $44.4 million compared with $34.9 million in 2006 primarily due to increases in compensation and other employee-related costs of $8.3 million and professional fees of $1.2 million. The increase in compensation and other employee-related costs is principally due to an increase in non-cash compensation expense related primarily to equity grants issued subsequent to the third quarter of 2006.

        The Company expects corporate operating expenses to increase in the fourth quarter due to costs associated with the proposed spin-offs described on page 31.

  For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

        Corporate operating expenses in 2007 were $138.6 million compared with $128.1 million in 2006 primarily due to a $3.1 million increase in compensation and other employee-related costs described above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2007, the Company had $1.4 billion of cash and cash equivalents and restricted cash and cash equivalents and $409.7 million of marketable securities, including $301.0 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

        During the nine months ended September 30, 2007 and 2006, IAC purchased 15.6 million and 34.0 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $508.6 million and $909.2 million, respectively. In 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares of IAC common stock of which 50.8 million shares remain at October 26, 2007. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $600.0 million and $544.1 million in 2007 and 2006, respectively. The increase of $55.9 million in net cash provided by operating activities reflects an increase in net proceeds from sales of loans held for sale of $105.6 million, partially offset by an increase in cash taxes paid of $50.8 million and a decreased contribution from Ticketmaster client funds of $7.8 million which is primarily due to timing of settlements with clients. The net proceeds from sales of loans held for sale is directly related to the net payments under various warehouse lines of credit which is included within cash flows from financing activities. During the nine months ended September 30, 2007, inventory increased by $76.1 million to $402.1 million from $326.0 million at December 31, 2006, primarily due to increased merchandise purchases at the Catalogs business as inventory levels tend to be higher in the second and third quarters to support their summer and fourth quarter selling seasons, respectively. Also contributing to the increase in merchandise purchases is the Entertainment segment as it prepares for its 2008 fundraising season.

        Net cash provided by investing activities attributable to continuing operations in 2007 of $52.3 million primarily resulted from the net proceeds of $500.0 million related to the purchases, sales and maturities of marketable securities, partially offset by acquisitions, net of cash acquired, of $185.5 million, capital expenditures of $159.5 million and the net increase in long-term investments of $120.0 million. During 2007 the Company invested $255.7 million in entities that are accounted for under the equity method. The most significant investment made by the Company, which included the conversion of a $26.5 million convertible note, was in Front Line Management Group, Inc. On August 9, 2007, the Company sold a portion of its investment in Front Line to Warner Music Group at the same per share price that the Company paid to acquire its holding in Front Line. Net cash provided by investing activities attributable to continuing operations in 2006 of $444.3 million primarily resulted from the net proceeds of $690.5 million related to the purchases, sales and maturities of marketable securities, partially offset by capital expenditures of $163.9 million and acquisitions, net of cash acquired, of $80.1 million.

        Net cash used in financing activities attributable to continuing operations in 2007 of $721.4 million was primarily due to the purchase of treasury stock of $542.9 million, net payments under various warehouse lines of credit of $194.5 million at LendingTree Loans and principal payments on long-term obligations of $20.6 million, partially offset by the proceeds from the issuance of common stock pursuant to stock-based awards, net of withholding taxes, of $21.9 million and the excess tax benefits from stock-based awards of $12.5 million. The net payments under various warehouse lines of credit is directly related to the net proceeds from sales of loans held for sale included within cash flows from operating activities. Net cash used in financing activities attributable to continuing operations in 2006 of $891.6 million was primarily due to the purchase of treasury stock in the amount of $927.1 million, net payments under various warehouse lines of credit of $38.8 million at LendingTree Loans and principal payments on long-term obligations of $11.7 million, partially offset by the proceeds from the issuance of common stock pursuant to stock-based awards, net of withholding taxes, of $49.8 million and the excess tax benefits from stock-based awards of $14.1 million.

        Net cash used in discontinued operations in 2007 of $10.0 million relates primarily to the operations of HSE and iBuy. Net cash used in discontinued operations in 2006 of $38.3 million relates primarily to the operations of HSE. The Company does not expect future cash flows associated with existing discontinued operations to be significant.

        As of September 30, 2007, the Company had $1.0 billion in short and long-term obligations, of which $177.0 million, consisting primarily of various warehouse lines of credit, the LendingTree Loans installment note payable due January 31, 2008 and the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"), are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013 (the "2002 Senior Notes") and the New York City Industrial Development Agency Liberty Bonds due September 1, 2035 ("Liberty Bonds"). Interest on the Liberty Bonds is payable at a rate of 5% per annum.

        As of September 30, 2007, LendingTree Loans had warehouse lines of credit totaling $650 million, of which $144.0 million was outstanding. Borrowings under the warehouse lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under the warehouse lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 100 basis points, but may be higher under certain circumstances. As of September 30, 2007, LendingTree Loans had a committed line of $500 million, which expires on December 31, 2007, and an uncommitted line of $150 million. Under the terms of the committed warehouse line of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) positive pre-tax net income on a quarterly basis. During the third quarter LendingTree Loans was not in compliance with the quarterly positive pre-tax net income covenant. LendingTree Loans received a waiver of this covenant breach on September 28, 2007. Borrowings under these lines of credit are non-recourse to IAC and LendingTree. The committed line of credit can be canceled at the option of the lender without default upon one hundred eighty days notice. Funding liquidity to mortgage companies has become constrained, and the situation continues to evolve rapidly. While LendingTree Loans intends to extend the committed facility on or prior to expiration and believes that, upon such extension, the availability under this facility will be sufficient to fund its operating needs in the foreseeable future, no assurance can be made that the committed facility will be extended on terms that are satisfactory to LendingTree Loans or at all, or that LendingTree Loans would be able to secure funding from another source. Since LendingTree Loans is highly dependent on the availability of credit to finance its operations, continuing disruptions in the credit markets could adversely impact its results of operations and financial condition.

        In connection with the IAC Search & Media acquisition, IAC guaranteed $115 million principal amount of the Convertible Notes, which are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During the nine months ended September 30, 2007, $7.7 million of Convertible Notes was converted into 0.3 million IAC common shares and 0.3 million Expedia common shares. The remaining outstanding principal amount of the Convertible Notes is $12.3 million at September 30, 2007.

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

        The Company has considered its anticipated operating cash flows in 2007, cash and cash equivalents and marketable securities, current borrowing capacity under warehouse lines of credit and access to capital markets and believes that these are sufficient to fund its operating needs, including debt requirements, commitments and contingencies and capital and investing commitments for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations(a)
Short and long-term obligations(b)	$1,406,238	$233,264	$113,745	$117,980	$941,249
Capital lease obligations	701	680	21	—	—
Purchase obligations(c)	145,045	56,217	74,119	13,350	1,359
Operating leases	556,306	76,696	128,968	84,212	266,430

Total contractual cash obligations	$2,108,290	$366,857	$316,853	$215,542	$1,209,038

(a)
At September 30, 2007, the Company has recorded approximately $245.3 million of unrecognized tax benefits. This amount includes approximately $75.9 million of unrecognized tax benefits that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at September 30, 2007.

(c)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

Seasonality

        The Company's consolidated results are weighted to the second half of the year, particularly in the fourth quarter, as a result of the seasonal nature of the Retailing sector and the Entertainment segment.

        The seasonality related to certain of the individual segments is as follows:

        Seasonality impacts IAC's Retailing sector, with sales highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

        LendingTree and Real Estate revenue is subject to the seasonal and cyclical trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values.

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

        Entertainment's revenue is significantly seasonal with the majority of the company's revenue and all of its profits earned in the fourth quarter.

Recent Accounting Pronouncements

        Refer to Note 2 to the consolidated financial statements for a description of recent accounting pronouncements.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At September 30, 2007, there was approximately $63.6 million of NBC Universal Advertising credits available for use.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of consolidated Operating Income Before Amortization to operating income and net earnings available to common shareholders for the three and nine months ended September 30, 2007 and 2006, see Note 5 to the consolidated financial statements.

        For a reconciliation of Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total, see Note 6 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, loans held for sale, long-term debt, including the current portion thereof, and warehouse lines of credit.

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

        Based on the Company's total debt investment securities as of September 30, 2007, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $3.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.4 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Loans Held for Sale

        LendingTree Loans' mortgage banking operations expose the Company to interest rate risk for loans originated until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into derivatives for risk management purposes, effective April 1, 2007 we no longer designate these derivative instruments as hedges and thus the relationships no longer qualify for the hedge accounting provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        Prior to the discontinuation of the application of hedge accounting, the carrying value of the loans held for sale and the related derivative instruments were adjusted for the changes in fair value during the time the hedge was deemed to be highly effective. The effective portion of the derivative gain or loss as well as the offsetting hedged item loss or gain attributable to the hedged risk were recognized in the statement of operations as a component of revenue. The net of these adjustments represented the ineffective portion of highly effective hedges which was also recorded as a component of revenue. If it was determined that the hedging relationship was no longer highly effective, hedge accounting was discontinued. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. For the three and nine months ended September 30, 2007, the Company recognized losses of $1.1 million and $0.6 million, respectively, related to the changes in fair value of derivative instruments.

        In addition, LendingTree Loans provides interest rate lock commitments ("IRLCs") to fund mortgage loans at interest rates previously agreed upon with the borrower for specified periods of time, which also expose it to interest rate risk. IRLCs are considered derivative instruments and, therefore, are recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The net change in the fair value of these derivative instruments for the three and nine months ended September 30, 2007 resulted in losses of $1.1 million and $1.0 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of September 30, 2007, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $2.4 million. As of September 30, 2007, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.3 million.

  Long-term Debt, including current maturities

        At September 30, 2007, the Company's outstanding debt approximated $1.0 billion, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps, to hedge a portion of this interest rate exposure. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of September 30, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. To further manage risk, the Company unwound swap agreements for nominal gains in 2004 and 2005, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps at September 30, 2007 resulted in losses of $6.6 million which have been entirely offset by corresponding gains attributable to the fixed rate debt.

        The majority of the Company's outstanding fixed-rate debt at September 30, 2007 relates to the $750 million outstanding under the 2002 Senior Notes, the $80 million outstanding under the Liberty Bonds and the $12.3 million outstanding under the Convertible Notes. Excluding the $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $29.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        The Company formally designates and documents all hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transaction.

Equity Price Risk

        As a result of the sale of HSE on June 19, 2007, IAC received from Arcandor AG ("ARO"), formerly known as KarstadtQuelle AG, approximately 5.5 million shares of ARO stock valued at €141 million (the "ARO Shares"), plus additional consideration in the form of a derivative asset, that has value of up to €54 million within three years. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ultimate value of the derivative asset is dependent, in part, upon the average value of ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value of the ARO Shares is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value of the ARO Shares is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value of the ARO Shares is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the value of the ARO Shares equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the derivative asset expires without any payment being made. The derivative asset is maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income. The change in the fair value of this derivative asset recognized in current earnings during the three and nine months ended September 30, 2007 resulted in a gain of $5.9 million and $7.8 million, respectively.

        Following the Expedia spin-off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are maintained at fair value each reporting period, and the changes in fair values, which are based upon changes in both IAC common stock and Expedia common stock, are recognized in current earnings as a component of other income. The net fair value adjustments recognized in current earnings during the three and nine months ended September 30, 2007 were gains of $2.7 million and $4.4 million, respectively.

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

        Foreign exchange gains and losses were not material to the Company's earnings in 2007 and 2006. However, the Company periodically reviews its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

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

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the"Exchange Act"), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Securities Class Action Litigation against IAC

        This litigation, In re IAC/InterActiveCorp Securities Litigation, pending in the United States District Court for the Southern District of New York and arising out of the Company's August 4, 2004 announcement of its earnings for the second quarter of 2004, is described in detail on pages 29-30 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "2006 10-K"). The consolidated amended complaint, filed on May 20, 2005, generally alleged that the value of the Company's stock was artificially inflated by pre-announcement statements about its financial results and forecasts that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's then-travel businesses. The plaintiffs sought to represent a class of shareholders who purchased IAC common stock between March 21, 2003 and August 3, 2004. The defendants were IAC and fourteen current or former officers or directors of the Company or its former Expedia travel business. The complaint purported to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10(b)(5) promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and sought damages in an unspecified amount.

        Two related shareholder derivative actions (Garber and Butler) were consolidated with the securities class action for pre-trial purposes. The consolidated shareholder derivative complaint, filed on July 5, 2005 against IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its former Expedia travel business, was based upon factual allegations similar to those in the securities class action and purported to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint sought an order voiding the election of the Company's current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company.

        On September 15, 2005, IAC and the other defendants filed motions to dismiss the complaints in both the securities class action and the shareholder derivative suits. The plaintiffs opposed the motions. On March 22, 2007, the Court issued an opinion and order (i) granting the defendants' motion to dismiss the complaint in the securities class action, with leave to replead, and (ii) granting the defendants' motion to dismiss the complaint in the shareholder derivative suits, with prejudice.

        On April 23, 2007, the plaintiffs in the shareholder derivative suits filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the District Court's order of dismissal. On June 14, on consent of the parties, the appeal was withdrawn from active consideration by the Court of Appeals, subject to reinstatement by no later than March 31, 2008.

        On May 15, 2007, the plaintiffs in the securities class action filed a second amended complaint. The new pleading continues to allege that the defendants failed to disclose material information concerning problems at the Company's then-travel businesses and to assert the same legal claims as its predecessor. On August 15, the defendants filed a motion to dismiss the second amended complaint. On October 19, the plaintiffs opposed the motion. On November 9, the defendants will file their reply brief in support of the motion.

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

        In the California case, after the court, on July 11, 2007, lifted its stay of the action for the limited purpose of allowing the plaintiffs to go forward with their motion for class certification, the parties submitted supplemental briefing in support of their respective positions. The motion was argued on September 20 and remains pending.

        The Company believes that the claims in these lawsuits lack merit and will continue to defend vigorously against them.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, including the contemplated separation of IAC into five publicly traded companies, anticipated trends and prospects in the various industries in which IAC's businesses operate and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: changes in economic conditions generally or in any of the markets or industries in which IAC's businesses operate, changes in senior management at IAC and/or its businesses, risks relating to the contemplated separation of IAC into five publicly traded companies and related matters, including, among others, increased demands on senior management at IAC and/or its businesses, the rate of online migration in the various markets and industries in which IAC's businesses operate, technological changes, regulatory changes, changes in the interest rate environment or overall credit markets, a continuing or accelerating slowdown in the domestic housing market, increased credit losses relating to certain underperforming loans sold into the secondary market, effectiveness of hedging activities, changes affecting distribution channels, failure to comply with existing laws, our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services, changes in product delivery costs, changes in the advertising market and the ability of IAC to expand successfully in international markets. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2006. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
July 2007	—	—	—	58,839,293
August 2007	4,691,200	$27.49	4,691,200	54,148,093
September 2007	3,309,600	$27.61	3,309,600	50,838,493

Total	8,000,800	$27.54	8,000,800	50,838,493

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to the repurchase authorization described in footnote 3 below.

(3)
In October 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Date: November 9, 2007
IAC/INTERACTIVECORP
	By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer
Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	November 9, 2007

QuickLinks

PART I—FINANCIAL STATEMENTS
  Item 1. Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES