Form 10-K
period 2007-12-31
IAC/INTERACTIVECORP
filed 2008-02-29
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on February 29, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

Commission File No. 0-20570

IAC/INTERACTIVECORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2712887 (I.R.S. Employer Identification No.)
555 West 18th Street, New York, New York (Address of Registrant's principal executive offices)	10011 (Zip Code)

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of February 1, 2008, the following shares of the Registrant's Common Stock were outstanding:

Common Stock, including 200,000 shares of restricted stock	252,390,810
Class B Common Stock	25,599,998

Total	277,990,808

          The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2007 was $7,358,354,529. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

          Portions of the Registrant's proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business

OVERVIEW

Who We Are

        IAC's operating businesses provide products and services through a diversified portfolio of specialized and global brands and are organized into the following sectors:

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

        On November 5, 2007, the Company announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies:

  •
  IAC, which is expected to include:

  •
  the businesses currently comprising the Media & Advertising sector;

  •
  the Match, ServiceMagic and Entertainment segments;

  •
  Shoebuy and ReserveAmerica, which are currently included in the Retailing and Ticketmaster segments, respectively;

  •
  the businesses currently comprising the Emerging Businesses group; and

  •
  certain investments in unconsolidated affiliates;

  •
  HSN, which is expected to include HSN TV, HSN.com, and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Ticketmaster, which is expected to include its primary domestic and international operations, as well as certain investments in unconsolidated affiliates;

  •
  Interval International, which is expected to include the businesses currently comprising the Interval segment; and

  •
  LendingTree, which is expected to include the businesses currently comprising the LendingTree and Real Estate segments.

        In this report, we refer to this transaction as the "Proposed Spin-Offs." The Proposed Spin-Offs are subject to a number of conditions, including, among others, the final approval of the transaction specifics by IAC's Board of Directors, confirmation of the tax-free nature of the transaction and the filing and effectiveness of registration statements with the Securities and Exchange Commission, or the SEC. The Proposed Spin-Offs are expected to be completed late in the second or early in the third quarter of 2008. Upon completion of the Proposed Spin-Offs, IAC would have no ownership interest in HSN, Ticketmaster, Interval International and LendingTree.

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

        The Company acquired a controlling interest in Ticketmaster Group, Inc. in 1997 and the remaining interest in 1998. In 1998, upon the purchase of USA Networks and Studios USA from Universal Studios, Inc., the Company was renamed USA Networks, Inc. From 1999 through 2001, the Company acquired Hotel Reservations Network (later renamed Hotels.com), Match.com and other smaller e-commerce companies. In 2001, the Company sold USA Broadcasting to Univision Communications, Inc.

        In February 2002, the Company acquired a controlling stake in Expedia.com. In May 2002, after contributing its entertainment assets to Vivendi Universal Entertainment LLLP, or VUE, a joint venture then controlled by Vivendi, the Company changed its name to USA Interactive. In September 2002, the Company acquired Interval International. In 2003, the Company acquired the minority interests in its former public subsidiaries, Expedia.com, Hotels.com and Ticketmaster, and acquired a number of other companies, including Entertainment, LendingTree and Hotwire. The Company changed its name to InterActiveCorp in June 2003 and to IAC/InterActiveCorp in July 2004.

        On August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments into an independent public company. In this report, we refer to this transaction as the "Expedia spin-off" and to the company that holds the travel and travel-related businesses formerly held by IAC as "Expedia." Immediately prior to the Expedia spin-off, IAC effected a one-for-two reverse stock split. IAC also completed the following transactions in 2005: the acquisition of Ask Jeeves, Inc., now known as IAC Search & Media (July 2005), a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE (June 2005) and the acquisition of Cornerstone Brands (April 2005). In early 2006, IAC launched IAC Programming within its Emerging Businesses group to buy and build branded online content properties, and in November 2006, IAC sold PRC, LLC, its Teleservices subsidiary.

        In June 2007, the Company sold its German TV and internet retailer, HSE Germany, the results of which were previously reported in the International segment of IAC's Retailing sector. On November 5, 2007, the Company announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies.

EQUITY OWNERSHIP AND VOTING CONTROL

        As of February 1, 2008, Liberty Media Corporation, through companies owned by Liberty and companies owned jointly by Liberty and Barry Diller, Chairman and CEO of IAC, owned approximately 26.3% of IAC's outstanding common stock and 100% of IAC's outstanding Class B common stock. Assuming conversion of all of the outstanding shares of Class B common stock to common stock, as of February 1, 2008, Liberty would have owned approximately 33.0% of IAC's outstanding Common Stock.

        Subject to the terms of an amended and restated stockholders agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, Mr. Diller has an irrevocable proxy to vote shares of IAC common stock and IAC Class B common stock held by Liberty. Accordingly, Mr. Diller is effectively able to control the outcome of all matters submitted to a vote or for the consent of IAC's stockholders (other than with respect to the election by the holders of IAC common stock of 25% of the members of IAC's Board of Directors and matters as to which Delaware law requires a separate class vote). In addition, pursuant to an amended and restated governance agreement, dated as of August 9, 2005, among IAC, Liberty and Mr. Diller, each of Mr. Diller and Liberty generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the amended and restated governance agreement) equals or exceeds four to one over a continuous 12-month period. Liberty recently commenced litigation challenging the continuing validity of Mr. Diller's proxy, among other matters. See "Item 3—Legal Proceedings—Recent Litigation between IAC and Liberty Media."

        As of February 1, 2008, Mr. Diller (through his own holdings and holdings of Liberty and companies owned jointly by Liberty and Mr. Diller over which Mr. Diller has voting control pursuant to the amended and restated stockholders agreement) controlled approximately 63.4% of the outstanding total voting power of IAC. As of February 1, 2008, there were 252,390,810 shares of IAC common stock and 25,599,998 shares of IAC Class B common stock outstanding. Total voting power is based on one vote for each share of IAC common stock and ten votes for each share of Class B common stock.

DESCRIPTION OF IAC BUSINESSES

Retailing

        Overview.    Retailing markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network, (ii) catalogs, which consist primarily of the Cornerstone Brands portfolio of leading print catalogs and (iii) websites, which consist primarily of HSN.com, Shoebuy.com and branded websites operated by Cornerstone Brands. HSN operates the HSN television network and HSN.com, and Cornerstone Brands operates its portfolio of leading print catalogs and related websites, as well as a limited number of retail outlets. IAC acquired Cornerstone Brands in April 2005 and Shoebuy.com, Inc., a leading internet retailer of footwear and related apparel and accessories, in February 2006. Shoebuy.com is expected to remain with IAC following the completion of the Proposed Spin-Offs.

        Merchandise.    HSN merchandise offerings include jewelry, apparel, fashion accessories, computers and electronics, bed, bath and other home and patio fashions, cookware and kitchen aids, and health, beauty and fitness products, among others. Featured products include HSN-branded, or private label, products, and third party-branded products consisting of merchandise exclusive to HSN, as well as merchandise generally available through other retailers.

        The primary brands within the Cornerstone Brands portfolio include Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements. Cornerstone Brands merchandise consists primarily of home furnishings, products and accessories, and casual and leisure apparel, with the nature and mix of products varying by brand and featured products consisting of proprietary products that carry various Cornerstone Brand labels and exclusive, third party branded products.

        Frontgate features premium, high quality bed, bath and kitchen accessories, as well as outdoor, patio, garden and pool furnishings and accessories. Ballard Designs features European-inspired bed, bath, dining and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Garnet Hill offers bed and bath furnishings and soft goods, as well as apparel and accessories for women and children, and Smith+Noble offers custom home furnishings and window treatments. The Territory Ahead offers casual apparel for men and women and TravelSmith offers travel wear for men and women and related accessories. Improvements features thousands of innovative home, patio and outdoor products. Shoebuy.com features one of the largest selections of shoes for women, men and children available online, offering a wide range of shoe brands and styles in a broad array of materials, colors, sizes and widths, together with related apparel and accessories.

        HSN and Cornerstone Brands purchase, through short- and long-term contracts and purchase orders, merchandise made to their respective specifications, as well as name brand merchandise and lines from third party vendors, typically under certain exclusive rights, and, in the case of HSN, some overstock inventories from wholesalers. The terms of merchandise contracts and purchase orders vary depending upon the underlying merchandise, the retail channel in which the merchandise will be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to vendors in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in some cases, HSN may have certain return, extended payment and/or termination rights. The mix and source of merchandise generally depends upon a variety of factors, including price and availability. Shoebuy.com generally acts as an agent in connection with the purchase of shoes, related apparel and accessories through its various websites, passing purchases made by customers through its various websites to the relevant vendors for fulfillment and shipping.

        HSN and Cornerstone Brands provide customers with convenient options in connection with the purchase, payment and shipping of merchandise, some of which vary by product. Merchandise may be purchased through sales and service centers staffed with live sales agents, online or by way of traditional catalog sales order form submissions. In addition, in the case of HSN only, merchandise may be purchased by phone through an automated attendant system or, in limited markets, by remote control through pay television set-top boxes. In addition to traditional payment options, such as credit and debit cards, in the case of HSN, payment options include (i) the AutoShip program, pursuant to which customers can arrange to have purchases automatically sent and billed to them on a periodic basis over pre-determined timeframes and (ii) the Flexpay option, pursuant to which customers may pay for merchandise in two to six interest free monthly credit card payments. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by business), subject to restocking fees for custom merchandise in the case of Cornerstone Brands merchandise. Returns must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the policy. Shoebuy.com provides customers with free shipping in connection with purchases and returns and offers its customers certain price and other guarantees.

        Television Programming.    The HSN television network broadcasts live, customer interactive television home shopping programming 24 hours a day, seven days a week. This programming is intended to promote sales and customer loyalty through a combination of product quality, price and value, coupled with product information and entertainment. Programming on the HSN television network is divided into separately televised segments, each of which has a host who presents and conveys information regarding featured products, sometimes with the assistance of a product vendor representative. The HSN television network also broadcasts nationwide infomercial campaigns for select products, which it produces and manages, on pay television networks on a limited basis from time to time.

        Reach.    HSN produces live programming for the HSN television network in its studios in St. Petersburg, Florida. HSN distributes its programming by means of satellite uplink facilities, which it owns and operates, to a satellite transponder leased by HSN on a full-time basis through May 2019. See "Item 1A—Risk Factors—Adverse Events and Trends—Retailing."

        As of December 31, 2006 and 2007, the HSN television network reached approximately 89.0 million and 90.6 million, respectively, of the approximately 111.3 million and 112.8 million homes in the United States with a television set, respectively. Television households reached by the HSN television network as of December 31, 2006 and 2007 primarily include approximately 62.4 million and 62.7 million households capable of receiving cable and/or broadcast transmissions and approximately 26.4 million and 27.8 million direct broadcast satellite system, or DBS, households, respectively.

        Pay Television Distribution.    HSN has entered into multi-year distribution and affiliation agreements with cable television and DBS operators, collectively referred to in this report as pay television operators, in the United States to carry the HSN television network, as well as to promote the network by carrying related commercials and distributing related marketing materials to their respective subscriber bases. In exchange for this carriage and related promotional and other efforts, HSN generally pays these pay television operators a commission, based on a percentage of the net merchandise sales to their subscriber bases. In some cases, pay television operators receive additional compensation in the form of advertising insertion time on the HSN television network, commission guarantees and/or distribution payments in exchange for their commitments to deliver subscribers. Distribution and affiliation agreements with major and other pay television operators expire from time to time and renewal and negotiation processes with major pay television operators are typically lengthy. HSN is currently engaged in the renewal and/or negotiation processes with certain major cable pay television operators regarding agreements that expired in 2005 and 2006 and carriage of the HSN television network has continued (and is expected to continue) under short-term extensions pending the conclusion of these processes. See "Item 1A—Risk Factors—Third Party Relationships—Retailing."

        Broadcast Television Distribution.    As of December 31, 2007, HSN also had affiliation agreements with 71 low power television stations for carriage of the HSN television network with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates. IAC owns 27 of the 71 low power television stations that carry the HSN network on a full-time basis.

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

        New editions of full-color Cornerstone Brands and other catalogs are mailed to customers several times each year, with a total annual circulation in 2007 of approximately 400 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new merchandise, marketing campaigns and promotions and inventory levels, among other factors.

        Online Distribution.    HSN operates HSN.com, a transactional e-commerce site that sells merchandise offered on the HSN television network, as well as select merchandise sold exclusively on HSN.com. Cornerstone Brands operates Frontgate.com, BallardDesigns.com, GarnetHill.com, SmithandNoble.com, TheTerritoryAhead.com, TravelSmith.com and Improvements.com, which serve as additional storefronts for merchandise featured in the corresponding print catalogs, and certain other websites. Shoebuy.com operates Shoebuy.com, Bagsbuy.com and Outletbuy.com, which collectively offer footwear and related apparel and accessories.

        HSN.com and the Cornerstone Brands' websites provide consumers with additional content to support and enhance HSN television programming or the corresponding print catalog, as applicable. For example, HSN.com provides users with an online program guide, value-added video of product demonstrations, live streaming video of the HSN television network, customer-generated product reviews and additional information about HSN show hosts and guest personalities. Additional content provided by Cornerstone Brands websites, which differs across the various websites, includes decorating tips and measuring and installation information, a feature that allows consumers to browse the corresponding catalog on line and online design centers, gift registries and travel centers.

        Consumers can also track the status of their online orders through these websites, confirm information regarding shipping and, in some cases, confirm the availability of inventory and establish and manage personal accounts. Consumers may communicate directly with customer service via e-mail or by telephone, with call center representatives available seven days a week. In 2007, websites owned and operated by Retailing generated approximately 33% of demand, excluding liquidations and services.

        Competition.    The HSN television network and the various catalogs and websites, all of which comprise Retailing, operate in a highly competitive environment. These businesses are in direct competition for consumers with traditional offline and online retailers (both television and internet retailers), ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, mail order and catalog companies, infomercial retailers, wholesale clubs and discount retailers. The HSN television network competes with, and expects to face increasing competition from, other companies that market merchandise by means of television programming. In addition, the HSN television network competes for access to customers and audience share with other conventional forms of entertainment and content. The price and availability of programming for pay television systems affect the availability of distribution for HSN television programming and the compensation that must be paid to pay television operators for related carriage and competition for channel capacity and placement continues to increase. See "Item 1A—Risk Factors—Adverse Events and Trends—Retailing" and "—Changing Laws, Rules and Regulations." Principal competitive factors for the businesses that comprise Retailing include selection of goods, customer service, reliability of fulfillment and delivery services, brand recognition, convenience and accessibility and price and, in the case of websites, quality of search tools and system reliability.

        Minority Investments.    Retailing has a 30% minority stake in Jupiter Shop Channel Co. Ltd., a venture based in Tokyo, Japan, which broadcasts televised shopping 24 hours a day, with the substantial majority of this time devoted to live broadcasts, as well as a 21% minority stake in TVSN China (Holdings) Limited.

Transactions

  Ticketmaster

        Overview.    The Ticketmaster segment consists primarily of Ticketmaster, a leading provider of online and offline ticketing services. Ticketmaster and its affiliated brands and businesses provide online and offline ticketing services through Ticketmaster-owned and affiliated websites, call centers and independent retail outlets, serving many of the foremost venues, entertainment facilities, promoters, professional sports franchises, colleges and universities in the United States and abroad, including Australia, Canada, China, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Spain, Sweden, Turkey and the United Kingdom. Ticketmaster is also a party to joint ventures with third parties to provide ticket distribution services in Mexico and to supply ticketing services for the 2008 Beijing Olympic Games.

        Ticketmaster also licenses its technology in China, Mexico and certain other Latin American countries. Ticketmaster continues to seek to further expand its ticketing operations into territories outside of the United States. Ticketmaster also includes ReserveAmerica, a leading provider of campground reservation services and software to United States federal and state agencies. ReserveAmerica is expected to remain with IAC following the completion of the Proposed Spin-Offs.

        Ticketmaster continues to seek to expand its ticket distribution capabilities through the continued development of its website, www.ticketmaster.com, and related domestic and international websites, which are designed to promote ticket sales for live events and disseminate event information. Ticketmaster's primary ticketing website, www.ticketmaster.com, is a leading online ticketing service that enables consumers to purchase tickets over the internet for live music, sports, arts and family entertainment events presented by Ticketmaster's clients. Consumers can access www.ticketmaster.com directly, from the websites of Ticketmaster's affiliates (including some IAC businesses) and through numerous direct links from banners and event profiles hosted by approved third party websites. In addition, www.ticketmaster.com and related international websites provide local information and original content regarding live events for Ticketmaster clients throughout the United States and abroad. In 2007, the majority of Ticketmaster's ticket sales were made online and Ticketmaster expects that this will continue to be the case in the future.

        Ticketmaster continues to develop and introduce new initiatives to help its clients sell more tickets, including the provision of marketing and other services, such as online music discovery platforms and downloads, the goal of which is to enhance the overall consumer experience on www.ticketmaster.com. Ticketmaster also offers a suite of dynamic pricing tools to its clients. For example, from time to time, upon request by certain of its clients, Ticketmaster conducts online auctions, pursuant to which consumers bid on tickets being sold by clients through Ticketmaster and purchase them at a price equal to the highest winning bid. In addition to customary order processing fees and premium delivery fees, for tickets sold through online auctions, Ticketmaster receives fees based on a percentage of the prices at which the tickets are ultimately sold. Ticketmaster also makes tickets available to members of official artist fan clubs and sells related fan club memberships online, in connection with which it receives a fixed fee per ticket or fan club membership sold. In addition, in accordance with applicable law, Ticketmaster allows its consumers and sporting event season ticket holders to offer their tickets for resale online through its TicketExchange service. Ticketmaster typically charges a fee to the buyer and/or seller in connection with TicketExchange transactions. Additional fees received in connection with the initiatives described above are generally shared with clients based on the terms of negotiated contracts.

        In February 2008, Ticketmaster acquired TicketsNow, a leading, independent, online marketplace for music, sports and other live entertainment event tickets. As a secondary market ticket seller, TicketsNow provides consumers access to event tickets that are unavailable through primary distribution channels, with buyers and sellers meeting and transacting in an open exchange and TicketsNow serving as the transaction facilitator.

        Ticketmaster System.    Ticketmaster believes that its core proprietary operating system and software, generally referred to as the Ticketmaster System, as well as its extensive distribution capabilities, provide its clients with a number of benefits, including the ability to reach a wider audience of potential ticket purchasers, as well as to handle complex ticketing transactions and sell large volumes of tickets more quickly, efficiently and reliably than would be possible if tickets were sold independently. In addition, the Ticketmaster System enables clients to continuously adapt to emerging and changing trends in the live entertainment industry in a more efficient and cost-effective manner than they could do on their own. The Ticketmaster System, which includes both hardware and software, is typically located in one of the multiple data centers managed by Ticketmaster staff. The entire Ticketmaster distribution network, including the Ticketmaster System, provides a single, centralized inventory control and management system capable of tracking total ticket inventory for all events, whether sales are made on a season, subscription, group or individual ticket basis. The hardware and software required for the use of the Ticketmaster System is installed in clients' facility box offices, in Ticketmaster's call centers and in third party retailers' remote sales outlets. The versatility of the Ticketmaster System allows it to be customized to satisfy a full range of client requirements. In areas of Europe outside of the Ireland and United Kingdom, Ticketmaster's operating businesses generally use localized versions of Ticketmaster's proprietary operating system and software, or their own separate, local operating systems and software, all of which are also proprietary to Ticketmaster.

        Client Relationships.    Ticketmaster generally enters into written agreements with its clients, pursuant to which it agrees to license the Ticketmaster System and related systems to clients, and to serve as the clients' exclusive ticket sales agent for sales of individual tickets sold to the general public outside of facility box offices, including any tickets sold over the internet, by phone and at third party retailers' remote sales outlets, for specified multi-year periods. Pursuant to an agreement with a facility, Ticketmaster generally is granted the right to sell tickets for all events presented at that facility for which tickets are available to the general public, and as part of such arrangement, Ticketmaster installs the necessary ticketing equipment in the facility's box office. An agreement with a promoter generally grants Ticketmaster the right to sell tickets for all events presented by that promoter at any facility for which tickets are publicly available, unless the facility is already covered by an existing agreement with Ticketmaster or is covered by an exclusive agreement with another automated ticketing service company. Small allotments of tickets for events are generally reserved for sale through fan or other similar clubs and/or other standard industry practices and exceptions, provided however that Ticketmaster's clients may not utilize, authorize or promote the services of third party ticketing companies while under contract with Ticketmaster.

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

        Revenues.    Revenue is generated primarily from convenience charges and order processing and delivery fees received by Ticketmaster for each ticket sold by Ticketmaster on behalf of its clients. Convenience charges and order processing fees are negotiated and included in Ticketmaster's contracts with its clients. Pursuant to these contracts, Ticketmaster is granted the right to collect from ticket purchasers a per ticket convenience charge on all tickets sold through its websites, by telephone and through retail sales outlets and other media. Generally, the amount of the convenience charge is determined during the contract negotiation process, and typically varies based upon numerous factors, including the services to be rendered to the client, the amount and cost of equipment to be installed at the client's box office and the amount of advertising and/or promotional allowances to be provided, as well as the type of event and whether the ticket is purchased through www.ticketmaster.com, by telephone, through a remote sales outlet or other media. Any deviations from those amounts for any event are negotiated and agreed upon by Ticketmaster and its client prior to the commencement of ticket sales. There is an additional per order "order processing" fee on all ticket orders sold by Ticketmaster other than at retail sales outlets, and an additional premium delivery fee per order in cases where consumers opt for premium delivery (e.g., delivery via overnight courier or e-mail in the case of Ticketmaster's TicketFast product). Generally, the agreement between Ticketmaster and a client will also establish the amounts and frequency of any increases in the convenience charge and order processing fees during the term of the agreement. In many cases, clients participate in the convenience charges, order processing fees and/or premium delivery fees paid by ticket purchasers for tickets purchased through Ticketmaster for their events. The amount of such participation, if any, is determined by negotiation between Ticketmaster and the client.

        Competition.    Ticketmaster's ticketing business faces competition in the United States and abroad from other national, regional and local ticketing service companies and entertainment organizations with ticketing distribution capabilities, as well as from clients and aggregations of clients, such as major league sports leagues, which increasingly have the capability to fulfill ticketing distribution and management functions through their own systems or by licensing software. Not all facilities, promoters and other potential clients use the services of an automated ticketing company, choosing instead to distribute their tickets through their own internal box offices or other distribution channels. In addition, Ticketmaster faces competition in the resale of tickets from auction and other sites, as well as ticket brokers and other resellers, as the advent of the internet has enabled these parties to increase their distribution capabilities.

        Other companies compete with Ticketmaster by selling stand-alone automated ticketing systems to enable facilities to do their own ticketing. Several of Ticketmaster's competitors have operations in multiple locations, while others compete principally in specific geographic location(s). Ticketmaster experiences substantial competition for potential client accounts and renewals of contracts on a regular basis. See "Item 1A—Risk Factors—Third Party Relationships—Transactions—Ticketmaster." Ticketmaster competes on the basis of the range of products and services it provides, the capability of its ticketing system and distribution network, reliability and price.

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

  LendingTree

        Overview.    LendingTree consists of businesses that offer lending and lending-related products and services, including loan settlement services, through online exchanges that connect consumers and service providers in the lending industry, other LendingTree-owned and affiliated websites and the telephone.

        Services offered through LendingTree's online exchanges primarily encompass home mortgages (in connection with refinancings and purchases) and home equity loans, as well as many other consumer credit categories, including automobile loans, personal loans and credit cards. Consumers seeking loan products through an exchange channel generally begin the process by completing a simple request, known as a qualification form, online or over the telephone. After the qualification form has been completed, LendingTree's online exchanges automatically review the data supplied by the consumer, together with other credit information, and compare this information to the underwriting criteria of participating lenders. Qualified consumers can receive multiple conditional loan offers, generally up to five, from participating lenders or LendingTree Loans (as described below) in response to a single request, after which they may then compare, review and accept the offer that best suits their needs. Some of LendingTree's online exchanges also offer a short-form matching service that provides consumers with lender contact information only, which requires the submission of less data than that required in connection with the completion of a qualification form.

        Through LendingTree's online exchanges, participating lenders can generate new business that meets their specific underwriting criteria, generally at a lower cost of acquisition than through traditional marketing channels. Due to the volume and diversity of consumer leads generated by LendingTree's online exchanges, IAC believes that these exchanges will continue to deliver value to participating lenders as a cost-effective distribution channel.

        LendingTree also originates, processes, approves and funds various residential real estate loans through Home Loan Center, which does business as LendingTree Loans in certain jurisdictions. The Home Loan Center and LendingTree Loans brand names are collectively referred to in this report as "LendingTree Loans." LendingTree currently provides a broad range of real estate loan products to consumers in most states, which primarily include conforming and non-conforming prime loans, with either adjustable or fixed interest rates. A portion of the consumer leads generated by LendingTree's online exchanges are closed in the name of LendingTree Loans. LendingTree Loans' consumer leads are also sourced, to a lesser extent, from a variety of channels, including online lead aggregators (other than LendingTree's online exchanges) and direct mail campaigns. When the LendingTree business offers to originate consumer loans as LendingTree Loans, it offers those consumers a choice among various loan alternatives based on different wholesale offerings made to it by the secondary market investors who purchase the loans, thus maintaining the choice element inherent in the LendingTree model.

        LendingTree Loans funds and closes loans using proceeds from borrowings under available lines of credit. Substantially all of the loans funded are sold to investors in the secondary market on a servicing released basis, generally within 30 days of funding, with the proceeds from such sales being used to repay borrowings under the lines of credit. See "Item 1A—Risk Factors—Adverse Events and Trends—Transactions—LendingTree" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources."

        Services available through LendingTree's businesses are subject to extensive regulation by various federal, state and, in some instances, local, governmental authorities. See "Item 1A—Risk Factors—Compliance."

        Revenues.    Revenues from LendingTree's online exchanges principally represent transmission fees and closed-loan fees paid by lenders that received a transmitted loan request or, in certain cases, closed a loan for a consumer that originated through one of LendingTree's websites or affiliates. Since a given qualification form can be transmitted to more than one participating lender, multiple transmission fees may be generated from the same qualification form. Revenues from direct lending are derived primarily from the sale of loans that LendingTree Loans originates.

        Competition.    LendingTree's businesses compete with traditional offline lending institutions and financial service companies, as well as with local mortgage brokers. LendingTree's businesses also compete with online lenders (including traditional offline lending institutions that have developed their own stand-alone online lending channels) that originate the bulk of their loans through their own websites or the telephone. These companies typically operate branded websites and attract consumers via online banner ads, key word placement advertising on search engines, partnering with affiliates and business development arrangements with other properties, including major portals.

  Real Estate

        Overview.    Real Estate consists of a proprietary full service real estate brokerage business that operates in fourteen markets, www.RealEstate.com, an online network that connects consumers with real estate brokerages around the country, iNest, an online provider of real estate services in the case of newly constructed homes, and Domania, an online lead provider for banks, mortgage lenders and real estate professionals. Consumers interested in working with a real estate professional in connection with the purchase or sale of an existing or newly constructed home can access real estate-related services offered by Real Estate's businesses by completing a simple form online. Consumers looking to be matched with a real estate broker will be provided with a choice of local real estate professionals from a nationwide network, and in some cases, may be matched with an agent from Real Estate's proprietary real estate brokerage business. In the case of consumers looking to find newly-constructed homes, iNest provides consumers with a coupon to present to their new homebuilder, which effectively registers iNest as the real estate broker of record. In all cases, if the consumer and the real estate professional agree to work together, the remainder of the transaction is completed locally. and in certain cases, the consumer may be eligible for promotional incentives.

        Real Estate's proprietary real estate brokerage business earns revenues through the real estate brokerage commissions it collects. Real Estate also earns revenue from cooperative brokerage fees paid by real estate professionals participating in its network. Real Estate generates these revenues when the transmission of consumer information to the real estate professional results in the purchase or sale of a home or upon the transmission of consumer information to a participating real estate professional. In the case of consumers that have used the services of iNest to find a newly constructed home, Real Estate earns a commission when the consumer closes a transaction with the builder.

        Services available through Real Estate's businesses are subject to extensive regulation by various federal, state and, in some instances, local, governmental authorities. See "Item 1A—Risk Factors—Compliance."

        In addition to services described above, Real Estate provides the following services and content through www.RealEstate.com and affiliated websites:

  •
  Free Home Price Checks—an automated valuation tool that allows consumers to estimate the value of properties;

  •
  Real Estate Listings—pictures and listings of homes for sale; and

  •
  HouseWatch—an automated e-mail notification service regarding new home listings as they come on the market.

        Competition.    Real Estate's businesses compete with traditional offline real estate companies, as well as websites that provide online real estate referral services for a fee, and websites that offer real estate broker lists without related services and customer support.

  ServiceMagic

        Overview.    ServiceMagic is a leading online marketplace that connects consumers with pre-screened, customer-rated home service professionals by way of its various patented and patent-pending proprietary technologies. When consumers submit a home service request through the ServiceMagic marketplace, ServiceMagic matches them with home service professionals from its network of pre-screened, customer-rated home service professionals. ServiceMagic's home service professionals collectively provide coverage for a wide variety of home service categories, ranging from simple home repairs and maintenance to complete homebuilding and home remodeling projects.

        ServiceMagic also offers its patent-pending Exact Match service, which creates a one-to-one connection between consumers and member businesses. With Exact Match, ServiceMagic optimizes the placement of member profiles in a wide range of marketing vehicles, including the results of search engines (local and other) and online or offline directories. Exact Match provides a way for home service professionals to get broad exposure for their businesses without having to pay huge up-front fees, build and maintain complex websites or become internet marketing or search engine experts.

        ServiceMagic earns revenue primarily from fees paid to it by member businesses for consumer leads, regardless of whether the member business that received the lead ultimately provides the requested service, as well as from one time fees charged to member businesses upon their enrollment in the ServiceMagic network.

        Competition.    ServiceMagic currently competes with other home service-related lead generation services, as well as with internet directories and local advertising, including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories.

Media & Advertising

        Overview.    Media & Advertising consists of IAC Search & Media, formerly known as Ask Jeeves, Inc., a provider of information search and related services, Citysearch, a network of local city guide websites, and Evite, a social planning website. IAC Search & Media provides, among other services, information search services through Ask.com, downloadable consumer applications with web search functionalities and display, search and contextual advertising services.

        Ask.    Search services are offered through Ask destination search websites, as well as through consumer applications, including toolbars and search boxes, and portals. See "—IAC Consumer Applications and Portals." Search services fall into two main categories, destination search services and convenience search services. Destination searches occur when an internet user navigates directly to an Ask destination search website to submit a search query directly to that particular website. Convenience searches, by contrast, occur when search queries are submitted through any search box made available to the user, for example, through a search box located within a previously downloaded consumer application or a third party website, as opposed to directly accessing an Ask destination search website.

        Ask's primary destination search websites are accessible in the U.S., the U.K. and Spain through www.ask.com, and in Japan through www.ask.jp (a joint venture). Ask operates beta sites in Germany, France, Italy and the Netherlands, each of which is accessible through www.ask.com in the applicable country. These websites utilize proprietary algorithmic search technology to generate search results. Ask seeks to differentiate its destination search websites from other search engines in a number of ways, primarily by offering unique and innovative features. Examples include Ask 3D, a three-panel user interface that presents customized content (tailored to each search) in the form of images, video, blogs, news items or other content, the Related Search feature, through which users are presented with a list of related search topic suggestions likely to offer relevant and authoritative content (including websites), the Binoculars Preview Tool, through which users can preview search results and related websites by simply mousing over the binoculars icon within their search results (other than paid listings) and Ask Eraser, which deletes (once activated by a user) from Ask's servers search queries and related cookie and other information used to track web user activity.

        IAC Consumer Applications and Portals.    The IAC Consumer Applications and Portals business offers branded search toolbars, including the MyWebSearch and Ask-branded toolbars. These toolbars enable users to run search queries from any website using one of several popular search algorithms, including those of Ask destination search websites. Many of these toolbars offer additional benefits, such as pop-up blocking and quick access to personalized portal content. These toolbars can be installed free of charge, with the MyWebSearch toolbar being promoted by distribution through FunWebProducts (as described below). In addition, distribution arrangements are in place with several third parties to bundle the Ask-branded toolbar with their downloadable applications, in which cases related revenues are generally shared (net of amounts retained by paid listing providers) with these third parties.

        The IAC Consumer Applications and Portals business also offers several free, downloadable applications that include search functionality, together with a number of features designed to make online activities more personal, interesting and fun. FunWebProducts offers a suite of these features, which include, among others, Smiley Central, through which users can add emoticons to e-mails and instant messages, Webfetti, through which users can personalize their pages on various social networking websites and Zwinky, through which users can create avatars to express their persona on the web and design and update profile pages to share with friends. Zwinky also provides users with access to Zwinktopia, a virtual world where the users' avatars can interact through chat and other features and can purchase virtual items with virtual currency.

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

        This business also operates the following content-rich portals, both of which have search functionality and offer internet services, such as e-mail, portfolio tracking and message boards: www.MyWay.com, a portal that is free from banner, pop-up and rich-media ads, and www.Excite.com, a content-rich portal that aggregates news, sports, weather and entertainment content. Portal content, including news, weather, shopping comparisons and horoscopes, among other content, is generally licensed from third party content providers. In addition, this business offers co-branded portals to third parties, with related revenues generally shared (net of amounts retained by paid listing providers) with such third parties, with flat fees paid in some cases. IAC Consumer Applications also operates www.iWon.com, which offers a variety of casual games and sweepstakes.

        IAC Consumer Applications and Portals also operates and manages Evite, which offers a free online invitation service and has listings for restaurants, bars and clubs powered by Citysearch. Evite also hosts a live event database through relationships with leading ticketing and event services, including Ticketmaster, and provides a number of party planning content, features and tools.

        IAC Advertising Solutions.    IAC Advertising Solutions provides advertisers with the ability to run their online advertisements on IAC Search & Media's proprietary portals, www.excite.com and www.iWon.com, the Evite portal and other IAC properties. IAC Advertising Solutions also provides, through Ask Sponsored Listings, advertisers with the opportunity to purchase keyword and contextual targeted advertising by bidding for placement on Ask.com and other websites in the Ask Sponsored Listings network.

        Some portals, meta-search providers and other third party websites seek to incorporate search results from Ask destination search websites and paid listings into other content on their websites. In these cases, agreements are entered into with these third party websites to deliver search results and paid listings to results pages they control. Related revenues are generally shared (net of amounts retained by paid listing providers) with these third party websites, and in some cases, third party publishers may also be charged a fee for algorithmic results.

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

        Revenues.    Media & Advertising revenues consist primarily of advertising revenues. Advertising revenues are generated primarily through the display of paid listings in response to destination and convenience searches, as well as from advertisements appearing on IAC Search & Media and third party websites and the distribution of results generated by Ask destination search websites. The substantial majority of advertising revenues is attributable to a paid listing supply agreement with Google, which was recently renewed and now expires on December 31, 2012. See "Item 1A—Risk Factors—Third Party Relationships—Media & Advertising." Citysearch's revenues are generated primarily through the sale of online advertising, both local and national, and to a smaller extent, from transaction fees from affiliate partners. Citysearch also derives revenues from self-enrollment, enhanced listing in search results and targeted e-mail and sponsorship packages.

        Competition.    In its efforts to attract search engine users, syndicate search technologies, distribute downloadable applications and attract partners and advertisers, IAC Search & Media's businesses compete against operators of destination search sites and search-centric portals (certain of which provide a broad range of content and services and/or link to various desktop applications), search technology and convenience search service providers and online advertising networks. IAC Search & Media's businesses also compete with traditional media companies, given that most advertisers continue to spend only a small portion of their overall advertising budgets on online advertising. IAC Search & Media believes that its ability to compete effectively with other search engines and portals for web traffic and advertisers depends upon, among other things, the relevance and authority of its search results, the ease of use of its search services, the quality of its content, the utility of new and existing features on its websites (and the frequency with which users utilize them), the acceptance of its advertising models and the speed with which it matches others' innovations. Evite competes with a number of online and offline invitation and party planning services, including providers of online greeting cards, web-based invitation services, paper-based invitation services and party planning services, as well as with online and offline social networking services and providers of live event listing information and restaurant, bar and nightlife content.

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

Membership & Subscriptions

  Interval

        Overview.    The Interval segment consists of Interval Acquisition Corp. and its subsidiaries, or Interval, which provides timeshare exchange and membership services to its members and resort developers worldwide. Interval also provides vacation rental and property management services through ResortQuest Hawaii and ResortQuest Real Estate Hawaii, which it acquired on May 31, 2007.

        In the case of its timeshare exchange business, as of December 31, 2007, Interval had established contractual affiliations with more than 2,300 resorts located in 79 countries and provided timeshare exchange membership to nearly two million timeshare owners. Timeshare exchange membership revenues are generated primarily from fees paid by members in connection with transactions and membership. Interval typically enters into multi-year contracts with developers of timeshare resorts, pursuant to which the developers agree to enroll all purchasers of timeshare accommodations at the applicable resort as members of Interval's exchange network on an exclusive basis. In return, Interval provides the timeshare purchasers with the ability to exchange their timeshare accommodations for comparable accommodations at resorts participating in Interval's exchange network, as well as other value-added member services. See "Item 1A—Risk Factors—Third Party Relationships—Membership & Subscriptions—Interval."

        Developers generally remit Interval's initial basic membership fee on behalf of their respective timeshare owners for membership periods ranging from one to three years at the time the timeshare interests are sold. In most cases, timeshare owners are responsible for renewing their memberships and paying related fees. However, some developers have incorporated Interval's annual membership fee into their annual assessments and these owners' memberships are renewed annually by the developer during the period of the resort's participation in the Interval exchange network.

        As an upgrade to its basic membership program, for an additional annual fee, members can participate in the Interval Gold Program, a value-added, membership enhancement program. The Interval Gold Program provides members with year-round benefits and services, such as hotel, dining and leisure discounts, a concierge service and access to special exchange options, including golf, spa and cruise exchanges. As of December 31, 2007, approximately 36% of Interval's timeshare exchange members were enrolled in the Interval Gold Program.

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

        Interval provides vacation rental services to its affiliated resort developers, as well as vacation property owners. Property management services are also provided to vacation property owners in various locations throughout Hawaii, which services include billing, reservation and housekeeping and maintenance services, as well as real estate brokerage and related marketing services. Vacation properties managed are generally either second homes or investment properties owned by individuals (generally through homeowner or condo associations, and to a lesser extent, directly) who assign the responsibility of managing, marketing and renting their properties to Interval. Property management services are also provided to a number of hotels.

        Vacation rental services are generally offered through short-term agreements, although where property management services are also being provided, services are generally offered through long-term agreements, some of which contain automatic renewal provisions. Service agreements are generally terminable by owners at any time given notice. See "Item 1A—Risk Factors—Third Party Relationships—Membership & Subscriptions—Interval." Revenues are generated from the rental of vacation properties to the general public and to other participants in Interval's membership programs, as well as from fees paid by vacation property owners for property management services. Generally, the amount charged for management fees is equal to a fixed percentage of the rental revenues and/or net profits attributable to the given vacation property over fixed periods.

        Competition.    Interval faces competition primarily from Resort Condominiums International, LLC, as well as several other companies that perform exchanges on a smaller, often more regional, basis. A number of management companies also compete with Interval by offering exchange opportunities among resorts that they manage as a component of their management services. Also, a wide variety of vacation clubs and large resort developers, some of which participate in Interval's exchange network, have created and are operating their own internal reservation and exchange systems for timeshare owners at their resorts as well as facilitating owner exchanges to resorts owned and operated by other developers. Interval's vacation rental business faces competition from other suppliers of travel products and services. The property management business is also highly competitive in that there are low barriers to entry.

  Match

        Overview.    The Match segment consists primarily of Match.com, as well as uDate.com, Chemistry.com and related brands, all of which offer single adults a private and convenient environment for meeting other singles through their respective websites, as well as through Match.com's affiliated networks. As of December 31, 2007, these brands and their networks serviced approximately 1.3 million paid subscribers, with Match.com operating 37 localized international dating sites in 15 languages.

        Match.com provides users with access to other users' personal profiles and also enables users interested in communicating with other users to send e-mail messages to such users through Match.com's double-blind, anonymous e-mail system. E-mail recipients respond depending on their interest in the sender. It is free to post a profile on Match.com and to use any of the searching and matching tools available on the site. Match.com charges a subscription fee to users who wish to initiate, review or respond to e-mails from Match.com subscribers, starting with a single-month term, with discounts for longer term subscriptions.

        Match.com has entered into strategic alliances with third parties in order to increase subscriptions in general, as well as to target particular segments of its potential subscriber base and a broader and more diverse online audience. Typically, these third parties earn a commission on each customer subscription they sell into the Match.com service. Some, but not all, of the related agreements with third parties contain renewal provisions.

        Competition.    The personals business is very competitive and highly fragmented in the United States and abroad. Primary competitors of the various brands within the Match segment include numerous online and offline dating and matchmaking services (both free and paid), some of which operate nationwide and some of which operate locally, and the personals sections of newspapers and magazines. In addition to broad-based personals services, the various brands within the Match segment compete with social networking websites, as well as numerous niche websites and offline personals services that cater to specific demographic groups.

  Entertainment

        Overview.    The Entertainment segment consists of Entertainment Publications, Inc., or EPI, a leading marketer of coupon book memberships, discounts, merchant promotions and Sally Foster® Gift Wrap. As of December 31, 2007, EPI served approximately 155 major markets and did business with approximately 60,000 local merchants and national retailers representing 195,000 North American locations. EPI's Entertainment® Membership Book contains discount offers from local and national restaurants and hotels, leading national retailers and other merchants specializing in leisure activities. Information regarding updated offerings is available through EPI's website, www.entertainment.com.

        EPI's Entertainment® Membership Book is typically sold in connection with fund-raising events, with a percentage of the sale proceeds from these events retained by schools, community groups and other non-profit organizations. EPI also markets discount memberships and packages in published and online formats to consumers via online commerce, direct marketing, corporate and retail channels. Additionally, EPI offers discounts via monthly and annual subscription products, Entertainment Rewards® and Entertainment Online, which provide consumers with online access to print, click-through or code-based discounts at www.entertainmentrewardsclub.com and www.entertainment.com.

        Competition.    EPI currently competes on a national level with other providers of dining and other discounts, and on a local level with a variety of discount and product programs distributed via traditional fundraising channels. EPI expects to face increasing competition from companies that use traditional fundraising channels to distribute products such as gift wrap, magazines and chocolates, in addition to local discount or coupon books, as well as from companies that offer new, non-traditional fundraising options, such as the hosting of fundraising events and related services.

Employees

        As of December 31, 2007, IAC and its subsidiaries employed approximately 17,000 full-time employees and approximately 4,000 part-time employees. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.

Additional Information

        Company Website and Public Filings.    The Company maintains a website at www.iac.com. Neither the information on the Company's website, nor the information on the website of any IAC business, is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the SEC.

        The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

        Code of Ethics.    The Company's code of ethics, which applies to all employees, including all executive officers and senior financial officers (including IAC's CFO and Controller) and directors, is posted on the Company's website at www.iac.com/newiaccodeofethics.pdf. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for IAC's executive officers, directors or senior financial officers, will also be disclosed on IAC's website.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's anticipated financial performance, IAC's business prospects and strategy, including the Proposed Spin-Offs, anticipated trends and prospects in the various industries in which IAC businesses operate, new products, services and related strategies and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

Risk Factors

        IAC's business, financial condition and results of operations are subject to certain risks that are described below. The risks and uncertainties described below are not the only ones facing IAC and its businesses. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair IAC's business, financial condition and results of operations.

Management—IAC depends on its key personnel.

        The future success of IAC will depend upon its continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of its senior management, particularly Barry Diller, the Chairman and CEO of IAC, being especially critical to IAC's success. If Mr. Diller no longer serves in, or serves in some lesser capacity than, his current role, IAC's business, financial condition and results of operations, as well as the market price of IAC's securities, could be adversely affected. Competition for well qualified employees across IAC's various businesses is intense, and IAC's continued ability to compete effectively depends, in part, upon its ability to attract new employees. While IAC has established programs to attract new employees and provide incentives for and retain existing employees, particularly its senior management, IAC cannot assure you that it will be able to attract new employees or retain the services of Mr. Diller, other members of senior management or any other key employees in the future. Mr. Diller does not have an employment agreement with IAC, though he owns approximately 8.6 million shares of IAC common stock, and holds unvested options to purchase 3.8 million shares of IAC common stock, all of which vest in June 2010 and expire in June 2015.

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

        As a result of Mr. Diller's ownership interests and voting power, and Liberty's ownership interests and voting power upon Mr. Diller's permanent departure from IAC, Mr. Diller is currently, and in the future Liberty may be, in a position to control or influence significant corporate actions, including without limitation, corporate transactions such as mergers, business combinations or dispositions of assets and determinations with respect to IAC's significant business direction and policies. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC, which could adversely affect the market price of IAC securities. Liberty recently commenced litigation challenging the continuing validity of Mr. Diller's proxy, among other matters. See "Item 3—Legal Proceedings—Recent Litigation between IAC and Liberty Media."

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

  Retailing

        Retailing is dependent upon the pay television operators with whom HSN enters into distribution and affiliation agreements to carry the HSN television network. See "Item 1—Business—Description of IAC Businesses—Retailing—Pay Television Distribution." Distribution and affiliation agreements with major pay television operators expire from time to time and in many cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television network continues to be carried by the relevant pay television operator without an effective affiliation agreement in place under short-term extensions pending renewal. Renewal and negotiation processes with major pay television operators are typically lengthy and HSN is currently engaged in the renewal and/or negotiation processes with certain major cable pay television operators regarding agreements that expired in 2005 and 2006, with carriage of the HSN television network continuing under short-term extensions pending the conclusion of these processes. No assurances can be given that HSN will be able to successfully pursue the renewal of, or negotiate new, distribution and affiliation agreements with these or other pay television providers to carry the HSN television network on acceptable terms, if at all.

        The cessation of carriage of the HSN television network by a major pay television operator or a significant number of smaller pay television operators for a prolonged period of time could adversely affect IAC's business, financial condition and results of operations. While IAC believes that it will be able to continue to successfully manage the distribution process in the future, certain changes in distribution levels, as well as increases in commission rates and/or other fees payable by HSN for carriage, could occur.

  Transactions

        Ticketmaster.    Ticketmaster is dependent upon its clients for ticketing supply. Securing tickets depends, in part, on the ability of Ticketmaster to enter into, maintain and renew client contracts on favorable terms. No assurances can be given that Ticketmaster will continue to be able to maintain these client contracts, or enter into or maintain other client contracts, on acceptable terms, if at all, and its failure to do so could adversely affect IAC's business, financial condition and results of operations. Ticketmaster's most significant contract, which is with Live Nation, Inc., expires on December 31, 2008 and it is not currently expected that this contract will be renewed. The ultimate impact of the loss of this contract on the business, financial condition and results of operations of Ticketmaster will depend upon many future factors including, for example, growth opportunities in other areas and geographies of Ticketmaster's business, the costs and benefits of anticipated investment in new growth initiatives in the evolving live event industry and, to the extent any loss of volume is not replaced, the ability to reduce fixed costs. In addition, Live Nation has publicly announced that it will launch its own ticketing business after its relationship with Ticketmaster ends, which could adversely impact Ticketmaster. See "Item 1—Business—Description of IAC Businesses—Transactions—Ticketmaster—Competition."

        In addition, some facilities, promoters and other potential clients elect to distribute some of their tickets through client direct or other new channels. The increased and continued use of client direct and/or new distribution channels by clients could adversely affect the business, financial condition and results of operations of Ticketmaster. See "Item 1—Business—Description of IAC Businesses—Transactions—Ticketmaster."

        LendingTree.    The ability of IAC's LendingTree business to provide lending and related services depends, in significant part, on the quality and pricing of services provided by, and/or the continued financial stability of, lenders participating on the exchange, credit providers and secondary market investors. Lenders could, for any reason, cease participating on the exchanges operated by (or otherwise chose not to enter into relationships with) the LendingTree business, fail to pay transmission and/or close fees when due and/or cease providing quality services on competitive terms. In addition, credit providers and/or secondary market investors could, for any reason, choose not to make credit available to (or otherwise enter into relationships with) LendingTree Loans and, in the case of secondary market investors only, cease purchasing loans from LendingTree Loans. The occurrence of one of more of these events by a significant number of participating lenders, credit providers and/or secondary market investors could, alone or in combination, adversely affect the business, financial condition and results of operations of the LendingTree business. See "Item 1—Business—Description of IAC Businesses—Transactions—LendingTree."

        In addition, under certain circumstances, LendingTree could be required to repurchase loans from secondary market investors, as well as repay all or a portion of premiums paid to these investors in connection with the initial sale of loans or indemnify these investors. While the Company believes that the liability currently recorded by the LendingTree business for the estimated obligation related to this exposure is adequate, no assurances can be given that the amount of actual losses ultimately incurred will not exceed amounts currently recorded. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates."

  Media & Advertising

        A material portion of the revenues of the Media & Advertising sector is derived from advertising. Generally, IAC Search & Media businesses do not enter into contracts with advertisers, and when they do, advertisers can generally terminate the relationship at any time. In the case of IAC Search & Media, the substantial majority of its advertising revenues are attributable to a paid listing supply agreement with Google, which was recently renewed and now expires on December 31, 2012. Pursuant to this agreement, paid listings appear on search results generated on Ask's proprietary websites and, to a limited extent, the websites of certain IAC Search & Media distribution partners in response to keywords selected by advertisers with which Google has entered into contracts. While Google has limited termination rights, if it were to terminate the paid listing supply agreement, the business, financial condition and results of operations of the Media & Advertising sector would be adversely affected. The failure of IAC Search & Media or any of the other businesses within the Media & Advertising sector to retain existing, or attract new, advertisers and/or distribution partners, as well as generate traffic to their respective websites, could adversely affect the business, financial condition and results of operations of the Media & Advertising sector. See "Item 1—Business—Description of IAC Businesses—Media & Advertising."

  Memberships & Subscriptions

        Interval.    Interval's timeshare exchange business is dependent upon timeshare developers for new members and its vacation rentals business is dependent upon the ability to maintain rental agreements at favorable rates with timeshare developers and property management and rental services agreements with vacation property owners. The failure of Interval's timeshare exchange business to maintain existing or negotiate new arrangements with timeshare developers, as well as the continued creation and operation by timeshare developers of their own internal reservation and exchange systems, could result in decreases in Interval's timeshare exchange membership base, timeshare supply and/or related transactions, which could adversely affect IAC's business, financial condition and results of operations.

Similarly, the failure of Interval's vacation rental business to maintain existing or negotiate new property management and/or rental services arrangements would result in a decrease in related revenues, which could adversely affect IAC's business, financial condition and results of operations. See "Item 1—Business—Description of IAC Businesses—Membership & Subscriptions—Interval."

Adverse Events and Trends—Adverse events or trends in the various industries in which IAC businesses operate could harm IAC's business, financial condition and results of operations.

        IAC businesses in general are sensitive to trends or events that are outside of IAC's control. General economic downturns, decreases in consumer spending (particularly discretionary spending) and borrowing, constrained liquidity, natural or other disasters and unfavorable events or trends specific to the various industries in which IAC businesses operate that have more of a direct impact on these businesses, among other events and trends, could adversely affect IAC's business, financial condition and results of operations.

  Retailing

        Retailing is sensitive to global economic and business conditions, particularly to decreases in discretionary spending. In addition, Retailing is dependent upon the continued ability to transmit the HSN television network to broadcast and pay television operators from HSN's satellite uplink facilities. See "Item 1—Business—Description of IAC Businesses—Retailing—Reach." While HSN has designed business continuity and disaster recovery plans to ensure its continued satellite transmission capability on a temporary basis in the event of inclement weather or a natural or other disaster, the prolonged or permanent interruption of its satellite transmission capability for any reason and/or related costs incurred could adversely affect IAC's business, financial condition and results of operations. In addition, Retailing is also dependent upon the continued ability to secure channel capacity and placement for the HSN television network, which is impacted by changing laws, rules and regulations regarding cable television ownership. See "—Changing Laws, Rules and Regulations."

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

        The Catalogs business is sensitive to increases in postal rates and paper and printing costs, which increase the costs associated with catalog and promotional mailings and which could adversely impact Retailing's results. Future additional increases in postal rates or in paper or printing costs could reduce the profitability of the Catalogs business to the extent that increases cannot be offset by raising selling prices or by implementing mailings that result in increased sales or revenues.

  Transactions

        Ticketmaster.    Ticketmaster is sensitive to fluctuations in the number and pricing of entertainment, sporting and leisure events and activities offered by promoters and facilities, as well as general economic and business conditions generally and in these industries. Entertainment-related expenditures are sensitive to decreases in business and discretionary spending levels, which tend to decline during general economic downturns. Accordingly, adverse trends in the entertainment, sporting and leisure events industries or general economic or business conditions could adversely affect the business, financial condition and results of operations of Ticketmaster.

        LendingTree.    The results of the LendingTree business are impacted by general credit, mortgage and real estate market conditions, fluctuations in interest rates, the availability of (and consumer demand for) credit, secondary market demand for mortgage products generally (as well as for specific types of mortgage products) and the effectiveness of hedging activities, as well as the reactions of consumers, lenders and others to these and other trends in the lending and real estate industries. Generally, adverse trends in the general credit market, such as constrained liquidity and increases in interest rates, adversely affect the ability of the LendingTree business to close loans, while adverse economic and other trends limit LendingTree's ability to offer home loan products other than low margin conforming loans. See "Item 1—Business—Description of IAC Businesses—Transactions—LendingTree—Overview," "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and "Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk."

        ServiceMagic.    ServiceMagic's results may be impacted by general economic and business conditions, particularly in instances where these conditions have an adverse impact on housing and consumer spending. Decreases in home values and discretionary spending result in fewer requests for non-essential home repair and improvement requests, which could adversely affect the business, financial condition and results of operations of ServiceMagic.

  Media & Advertising

        A material portion of the revenues of the Media & Advertising sector is derived from advertising. Accordingly, these businesses are particularly sensitive to general economic downturns and decreases in consumer spending, among other events and trends, which generally result in decreased advertising expenditures, as well as the continued growth and/or acceptance of online advertising as an effective alternative to offline advertising media. In addition, the number of advertisements and paid search results that Media & Advertising businesses deliver depends on the acceptance of new, and the continued and increased acceptance of its existing, advertising models, which could be adversely affected by the introduction of new advertising models by its competitors. Lastly, technologies have been developed, and are likely to continue to be developed, that can block the display of advertisements and paid search results. This technology could reduce the number of advertisements and paid search results that the Media & Advertising businesses can deliver, which could adversely affect the results of Media & Advertising. See "Item 1—Business—Description of IAC Businesses—Media & Advertising."

  Membership & Subscriptions

        Interval.    Interval's timeshare exchange and vacation rental businesses depend, in significant part, upon the health of the worldwide timeshare, vacation rental and travel industries. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Also, inclement weather and/or natural disasters may result in the inability to travel to and vacation in certain regions in which participating resorts operate and/or vacation properties are located, as well as significant damage to participating resorts and/or vacation properties, which would result in a decrease in timeshare accommodations, vacations rentals and related travel. In addition, Interval's timeshare exchange and vacation rental businesses are sensitive to travel health concerns, as well as safety concerns related to terrorism and/or geopolitical conflicts. Accordingly, downturns or weaknesses in the travel industry, as well as inclement weather, natural disasters, health concerns, terrorism and/or geopolitical conflicts could adversely affect IAC's business, financial condition and results of operations. In addition, adverse trends in the general credit markets, constrained liquidity and decreases in discretionary spending could adversely impact the timeshare industry, as well as timeshare developers and purchasers, which could adversely impact the business, financial condition and results of operations of Interval.

Marketing—The failure of IAC businesses to attract and retain customers in a cost-effective manner could adversely affect IAC's business, financial condition and results of operations.

        The long-term success of IAC depends on the continued ability of its businesses to attract new visitors to their respective websites and other distribution channels, convert these visitors into paying customers and capture repeat business from existing customers. All of these initiatives involve the expenditure of considerable money and resources for online and offline advertising and marketing, infrastructure and other related efforts, including, in the case of some IAC businesses, affiliate programs, which are more cost-effective than traditional advertising and marketing. IAC businesses have spent and expect to continue to spend increasing amounts of money on, and devote greater resources to, these initiatives, which may not be successful or cost-effective. In the case of IAC businesses with affiliate programs, if the number of customers being driven to their websites through affiliates programs were to decrease significantly, sales and marketing costs would increase. In addition, we believe that rates for desirable offline and online advertising and marketing are likely to increase in the foreseeable future. The failure of IAC businesses to attract and acquire new, and retain existing, customers in a cost-effective manner could adversely affect IAC's business, financial condition and results of operations.

        One of the most cost-effective efforts employed by IAC to attract and acquire new, and retain existing, customers is a form of search engine marketing commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well in search engine results. The failure of IAC to successfully manage SEO efforts across its businesses, including the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms and search query trends, could result in a substantial decrease of free traffic to the websites of IAC's various businesses, which would be costly to replace or if not replaced, would result in substantial decreases in traffic, conversion rates and repeat business, any or all of which would adversely affect IAC's business, financial condition and results of operations.

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

        For example, the number of individuals who access the internet through devices other than a personal computer, such as personal digital assistants and mobile telephones, has increased dramatically. The lower resolution, functionality and memory associated with these devices could make the use of services provided by IAC businesses through these devices difficult, and alternative services developed for these devices may not be compelling to users. IAC businesses have limited experience to date in operating versions of their respective services developed or optimized for users of alternative devices and it is difficult to predict the problems that they may encounter in doing so. The modification or adaptation of the services or infrastructures of IAC businesses in response to these developments, as well as to the adoption of other new technologies or technological changes, could require substantial expenditures. The failure of IAC businesses to modify or adapt their respective services or infrastructures in response to these trends could result in the loss of market share and/or render their existing websites, services and proprietary technologies obsolete, which could adversely affect IAC's business, financial condition and results of operations.

Internet Usage and Online Migration—IAC's future success depends upon the continued and widespread use and acceptance of the internet as a medium for commerce.

        IAC's future success depends on the continued and widespread use and acceptance of the internet as a medium for commerce. While the practice of transacting business online in some of the industries in which IAC businesses operate, such as the retailing industry, is established and continuing to grow, use and acceptance of this practice in some other industries in which IAC businesses operate, such as the lending and real estate industries, are in early stages of development. A number of factors may inhibit internet use and acceptance by consumers, including general privacy and security concerns regarding their personally identifiable information and activities that diminish their user experience (such as spyware, viruses and spam, among other activities), as well as the acceptance of a new way of conducting business and exchanging information, particularly in the case of IAC's LendingTree and Real Estate businesses, where consumers, more so than in other industries in which IAC businesses operate, continue to seek lending and real estate services through traditional offline methods. In addition, IAC businesses with international operations in certain jurisdictions could be adversely affected if the adoption of the internet as a medium for commerce does not continue to grow, or grows at significantly lower rates than expected, in certain jurisdictions or the internet infrastructure in these jurisdictions does not expand quickly enough to meet increased levels of demand. If consumer use and acceptance and growth of online markets does not continue to increase, IAC's business, financial condition and results of operations could be adversely affected.

Acquisitions—IAC may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses acquired by IAC may incur significant losses from operations or experience impairment of carrying value.

        IAC has made numerous acquisitions in the past and its future growth may depend, in part, on acquisitions. IAC may experience operational and financial risks in connection with acquisitions. To the extent that IAC grows through acquisitions, it will need to:

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

        IAC may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and the assumption of contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any these events could adversely affect IAC's business, financial condition and results of operations.

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

        The failure of IAC businesses to comply with existing laws, rules and regulations, or to obtain required licenses or rights, could adversely affect IAC's business, financial condition and results of operations. IAC businesses market and provide a broad range of goods and services through a number of different online and offline channels. As a result, IAC businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the U.S. and abroad, which are subject to change at any time. IAC businesses with an online component must comply with laws and regulations applicable to the internet and businesses engaged in online commerce, including those regulating the sending of unsolicited, commercial electronic mail. See also "—Privacy."

        For example, IAC businesses conduct marketing activities via the telephone and/or through online marketing channels, which activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws and the CAN-SPAM Act, among others. While IAC believes that the practices of its various businesses have been structured in a manner to ensure compliance with these laws and regulations, there can be no assurances that federal or state regulatory authorities would not take a contrary position. The failure of IAC and/or any of its businesses to comply with these laws and regulations could result in fines and/or proceedings against IAC and/or its businesses by governmental agencies and/or consumers, which could adversely affect IAC's business, financial conditions and results of operations.

        Many IAC businesses require licenses from various federal, state and /or local regulatory authorities in order to conduct their respective businesses and operations. For example, HSN must have a broadcast license from the Federal Communications Commission in order to broadcast its programming. In the case of IAC's LendingTree and Real Estate businesses, most states require licenses to solicit, broker or make loans secured by residential mortgages and other consumer loans as well as to operate real estate referral and brokerage services, and in many cases require the licensure and/or registration of individual employees engaged in aspects of these businesses. No assurances can be given that any of the licenses or rights currently held by IAC businesses or their employees will not be revoked prior to, or will be renewed upon, their expiration. In addition, no assurances can be given that IAC businesses or their employees will be granted new licenses or rights for which they may be required to apply from time to time in the future.

        Many IAC businesses are also subject to various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for their products and services and incentives, such as rebates, that may be offered to consumers, as well as the manner in which they may offer, advertise or promote their products or services. For example, in the case of IAC's LendingTree and Real Estate businesses, federal law, such as the Real Estate Settlement Procedures Act, or RESPA, generally prohibits the payment or receipt of referral fees and fee shares or splits in connection with residential mortgage loan transactions, subject to certain exceptions. The applicability of referral fee and fee sharing prohibitions to lenders, including online exchanges, and real estate services and related initiatives, may have the effect of reducing the types and amounts of fees that may be charged or paid in connection with real estate-secured loan products, including mortgage brokerage, lending and real estate brokerage services. In addition, federal, state and in some instances, local, laws regulate residential lending and real estate brokerage activities. These laws generally regulate the manner in which lending, lending-related and real estate brokerage services are made available, including advertising and other consumer disclosures, payments for services and record keeping requirements, and include the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Housing Act. Although IAC believes that its mortgage, lending and real estate referral operations have been structured in such a way so as to generally comply with applicable laws, rules and regulations, there can be no assurances that the relevant regulatory agency will not take a contrary position.

        Federal, state and in some instances, local, laws also prohibit predatory lending practices, unfair and deceptive trade practices and require companies to adopt appropriate policies and practices to protect consumer privacy. The failure of IAC's LendingTree and Real Estate businesses to comply with applicable laws and regulatory requirements may result in, among other things, revocation of required licenses or registrations, loss of approval status, termination of contracts without compensation, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability, any of which could adversely affect the business, financial condition and results of operations of these businesses.

Changing Laws, Rules and Regulations—Changing laws, rules and regulations and legal uncertainties could adversely affect IAC's business, financial condition and results of operations.

        Unfavorable changes in existing, or the promulgation of new, laws, rules and regulations applicable to IAC and its businesses, including those relating to the internet, online commerce, the regulation of adware and other downloadable applications, cable, broadcast, broadband and telephony services, consumer protection, including requirements for criminal background checks for subscribers to online dating services, child protection, including restrictions on the type of materials that can be distributed and requested from minors, privacy and sales, use, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject IAC to additional liabilities, which could adversely affect its business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet, online commerce and cable, broadcast, broadband and telephony services, which may relate to carriage and distribution of online content over broadband networks, liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services.

        The advent of digital cable has resulted in increased channel capacity, which has encouraged, and could continue to encourage, competitors to enter the marketplace. This development, coupled with changing laws, rules and regulations and legal uncertainties, could adversely affect the ability of HSN to secure channel capacity and placement for the HSN television network. For example, the Federal

Communications Commission adopted modified cable television ownership rules and limits that could result in individual cable operators acquiring control over larger segments of U.S. cable customers and channels, in which case, HSN could be required to negotiate with fewer cable operators that would control larger portions of the market for the terms of and opportunity to secure channel capacity and placement. Additionally, the Federal Communications Commission and Congress have discussed the possibility of adopting rules that would proscribe the manner in which pay television services must be offered to subscribers, such as on an "a la carte" or package basis only. If adopted, such rules could result in a decrease in the number of pay television subscribers that receive the HSN television network. No assurances can be given that HSN will be able to secure channel capacity and/or placement for the HSN television network on attractive terms and its failure to do so could adversely affect IAC's business, financial condition and results of operations.

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

        Some IAC businesses have structured their business, operations and relationships with third parties in ways to ensure compliance with various state, federal and/or local laws, rules and regulations that regulate the amount and nature of fees that may be charged for their products or services. For example, Ticketmaster is advocating changes in various state and local laws to make them less restrictive so that Ticketmaster can participate more fully in making tickets available for resale. Also, Ticketmaster has structured its business, operations and client relationships in ways to ensure compliance with certain state and local regulations in several states that establish maximum charges on sales of tickets. Other legislation that could further regulate convenience charges, order-processing, transaction and other fees is introduced from time to time in federal, state and local legislative bodies in the United States and abroad. Changes in existing, or the promulgation of new, laws, rules and regulations of this nature could require Ticketmaster to change certain aspects of its business, operations and client relationships to ensure compliance. Ticketmaster is unable to predict whether any such legislation will be adopted and, if so, the effect on its business and results of operations.

        Similarly, HSN is continually engaged in the sale of third party products. While IAC believes that HSN has structured its business, operations and vendor relationships in ways to ensure compliance with federal, state and local laws, there is no guarantee that HSN would not be held liable for the product claims or other activities that occur during the HSN broadcasts.

        Lastly, in recent years the mortgage lending and real estate industries have been subject to increasing regulation at the state and federal level, and IAC expects that this will continue. Continued changes in existing, or the promulgation of new, laws, rules and regulations could require IAC's LendingTree and Real Estate businesses to change certain aspects of their business, operations and client relationships to ensure compliance. LendingTree and Real Estate are unable to predict whether any such legislation will be adopted and, if so, the effect on their respective businesses and results of operations.

Privacy—The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In the processing of consumer transactions and search queries, IAC's various businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the respective privacy and data security policies maintained by each IAC business. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. There are currently pending several bills in the U.S. Congress, which if passed could result in more onerous requirements regarding the manner in which certain personally identifiable information and other user data will need to be stored and managed. IAC businesses could be adversely affected if legislation or regulations are expanded to require changes in their business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect their business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, IAC businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. The failure of IAC and/or any of its businesses, and/or their various third party vendors and service providers, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from trying the products and services of these businesses and/or result in fines and/or proceedings against IAC and/or its businesses by governmental agencies and/or consumers, one or all of which could adversely affect IAC's business, financial condition and results of operations.

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

        IAC and its businesses rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property of IAC or any of its businesses without authorization which, if discovered, might require legal action to correct. In addition, no assurances can be given that third parties will not independently and lawfully develop substantially similar intellectual properties.

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

        Some IAC businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. IAC and its businesses generally seek to apply for patents or for other appropriate statutory protection when they develop valuable new or improved proprietary technologies or inventions are identified, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, no assurances can be given that any patent application filed by IAC and/or its businesses will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors with similar technology. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar result without infringing upon patents owned by IAC and its businesses.

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

        The success of IAC depends, in part, on its ability to maintain the integrity of its systems and infrastructure. System interruption and the lack of integration and redundancy in the information systems of IAC businesses may adversely affect these businesses. IAC businesses may experience occasional system interruptions that make some or all of their respective systems or data unavailable or prevent them from efficiently fulfilling orders or providing services. IAC businesses also rely on affiliate and third party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate and process a portion of their transactions. Any interruptions, outages or delays in the systems of IAC, its affiliates and/or third party providers, or a deterioration in the performance of these systems, could impair the ability of IAC businesses to provide services and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent IAC businesses from providing services to third parties. While IAC businesses have backup systems for certain aspects of their operations, the systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, IAC and its businesses may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could damage the reputation of IAC and its businesses and be costly to remedy.

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

        IAC's approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and certain other IAC businesses. IAC owns two office buildings in West Hollywood, California, one of which is approximately 72,000 square feet and houses Ticketmaster's corporate headquarters and the other of which is approximately 48,000 square feet and houses offices for certain IAC businesses. HSN owns warehouse facilities and an approximately 480,000 square foot facility in Florida that houses television production and broadcast facilities, administrative offices and training facilities, as well as fulfillment centers in California, Tennessee and Virginia.

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

Recent Litigation between IAC and Liberty Media

        On January 23, 2008, IAC and Barry Diller commenced an action in Delaware Chancery Court against Liberty Media Corporation ("Liberty"), seeking declaratory relief that, among other things, (i) the Company's announced plan to spin off certain of its operating businesses into separate, publicly traded companies, as well as the implementation of a single-class voting structure of those companies, are proper under IAC's certificate of incorporation and bylaws, as well as under the existing

Governance Agreement among IAC, Liberty, and Mr. Diller and the existing Stockholders Agreement between Liberty and Mr. Diller; (ii) Mr. Diller may exercise his proxy under the Stockholders Agreement to vote Liberty's IAC shares in connection with the Proposed Spin-Offs; and (iii) the Proposed Spin-Offs, including the contemplated single-class voting structure, do not violate any fiduciary duties owed by Mr. Diller or any other IAC director. See IAC/InterActiveCorp et ano. v. Liberty Media Corp., C.A. No. 3486 (Del. Ch. Ct).

        On January 24, 2008, Liberty commenced an essentially mirror-image action in the same court against IAC, Mr. Diller, and the other IAC directors who are not Liberty designees, seeking to enjoin the Proposed Spin-Offs and seeking declaratory relief that, among other things, (i) the Proposed Spin-Offs (including a single-class voting structure of the spun-off companies) violate IAC's charter; (ii) the IAC directors who are not Liberty designees have breached their fiduciary duties to IAC and its stockholders; (iii) IAC has materially breached the Governance Agreement; (iv) Mr. Diller has materially breached the Stockholders Agreement and his duties to Liberty in connection with the proxy thereunder; and (v) Mr. Diller's proxy to vote Liberty's IAC shares has automatically terminated. See Liberty Media Corp. v. Barry Diller et al., C.A. No. 3491 (Del. Ch. Ct.).

        On January 28, 2008, various Liberty-affiliated entities (i) purporting to exercise rights as IAC stockholders, purportedly amended the Company's bylaws, removed Mr. Diller and six other IAC directors, and replaced them with three additional Liberty designees, and (ii) commenced a separate action under Section 225(a) of the Delaware General Corporation Law seeking declaratory relief that their actions were valid and effective. See LMC Silver King, Inc. et al. v. IAC/InterActiveCorp et al., C.A. No. 3501 (Del. Ch. Ct.) (the "Section 225 Action"). The Section 225 Action and the other two lawsuits described above have been consolidated as In re IAC/InterActiveCorp, Consol. C.A. No. 3486 (Del. Ch. Ct.).

        Also on January 28, 2008, the plaintiffs in the Section 225 Action moved for an order enjoining IAC and its affiliates from taking any action outside their routine day-to-day operations without prior notice to the plaintiffs. On January 30, the defendants in the Section 225 Action opposed the plaintiffs' motion and moved to dismiss the case. On February 1, the court heard argument on the motions and directed the parties to prepare a proposed order that would adequately maintain the status quo without unduly hampering IAC's ability to operate pending resolution of the lawsuits.

        On February 14, 2008, the court, on consent of the parties, issued an "Order to Maintain the Status Quo" (the "Order"), which, among other things, declared that until such time as there is a final, non-appealable judgment in the case, IAC's Board of Directors shall remain comprised as it was prior to the commencement of this litigation, with Mr. Diller continuing to serve as the Company's Chairman and Chief Executive Officer, without giving effect to the Liberty-affiliated entities' purported exercises of stockholder rights on January 28, including their purported amendment of the Company's bylaws. The Order also provides that the Company may not take certain specified actions outside its routine day-to-day operations without giving five business days' prior written notice to Liberty; such actions include implementation of the Proposed Spin-Offs.

        Expedited discovery has commenced, and a trial in the consolidated proceeding has been scheduled to begin on March 10, 2008.

        The Company believes that the allegations and positions of Liberty and its affiliates in these lawsuits are without merit and will continue to defend vigorously against them.

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

        On May 20, 2005, the plaintiffs in the federal securities class action filed a consolidated amended complaint. Like its twelve predecessors, the amended complaint generally alleged that the value of the Company's stock was artificially inflated by pre-announcement statements about the Company's financial results and forecasts that were false and misleading due to the defendants' alleged failure to disclose various problems faced by the Company's then travel businesses. The plaintiffs sought to represent a class of shareholders who purchased IAC common stock between March 31, 2003 and August 3, 2004. The defendants were IAC and fourteen current or former officers or directors of the Company or its former Expedia travel business. The complaint purported to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, as well as Sections 11 and 15 of the Securities Act of 1933, and sought damages in an unspecified amount.

        On July 5, 2005, the plaintiffs in the related shareholder suits filed a consolidated shareholder derivative complaint. The defendants were IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its former Expedia travel business. The complaint, which was based upon factual allegations similar to those in the securities class action, purported to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint sought an order voiding the election of the Company's current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company.

        On September 15, 2005, IAC and the other defendants filed motions to dismiss both the securities class action and the shareholder derivative suits, which motions the plaintiffs opposed. On October 12, 2006, the court heard oral argument on the motions. On March 22, 2007, the court issued an opinion and order (i) granting the defendants' motion to dismiss the complaint in the securities class action, with leave to replead, and (ii) granting the defendants' motion to dismiss the complaint in the shareholder derivative suits, with prejudice.

        On April 23, 2007, the plaintiffs in the shareholder derivative suits filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the district court's order of dismissal. On June 14, 2007, on consent of the parties, the appeal was withdrawn from active consideration by the court of appeals, subject to reinstatement by no later than March 31, 2008.

        On May 15, 2007, the plaintiffs in the securities class action filed a second amended complaint. The new pleading continues to allege that the defendants failed to disclose material information concerning problems at the Company's then-travel businesses and to assert the same legal claims as its predecessor. On August 15, 2007, the defendants filed a motion to dismiss the second amended complaint, which motion the plaintiffs have opposed. The motion remains pending.

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

        On November 9, 2006, the plaintiff filed a motion for class certification, which Ticketmaster opposed. On February 2, 2007, the court, after hearing oral argument, issued an order denying the motion for class certification. On May 8, 2007, the court certified its order for interlocutory appeal. The plaintiff, however, did not pursue appellate review of the order.

        On January 10, 2008, Ticketmaster and the individual plaintiff agreed to settle the case for an immaterial sum, and this litigation has now concluded.

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

        On July 11, 2007, the court lifted its stay for the limited purpose of allowing the plaintiffs to go forward with their motion for class certification, whereupon the parties submitted supplemental briefing in support of their respective positions. On September 20, 2007, the court heard oral argument on the motion. On December 19, 2007, the court issued an order (i) denying the plaintiffs' motion for class certification, without prejudice to reconsideration after the California Supreme Court issues its decision in In re Tobacco II Cases, and (ii) staying the case for 180 days or until the California Supreme Court issues its decision, whichever occurs earlier.

        On January 14, 2008, the court dismissed one of the three named plaintiffs from the case pursuant to a settlement with Ticketmaster on an individual basis for an immaterial amount.

        The Company believes that the claims in the California lawsuit lack merit and will continue to defend vigorously against them.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of any of the Company's security holders during the fourth quarter of 2007.

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

	High	Low
Year Ended December 31, 2007
Fourth Quarter	$33.36	$26.37
Third Quarter	34.94	25.08
Second Quarter	39.06	32.75
First Quarter	40.99	36.05
Year Ended December 31, 2006
Fourth Quarter	$38.66	$28.25
Third Quarter	29.28	23.62
Second Quarter	31.12	23.54
First Quarter	31.50	26.95

        As of February 25, 2008, there were approximately 1,500 holders of record of the Company's common stock and the closing price of IAC common stock was $22.06. Because many of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders.

        As of February 25, 2008, there were six holders of record of the Company's Class B common stock. IAC has paid no cash dividends on its common stock or Class B common stock to date and does not anticipate paying cash dividends on its common stock or Class B common stock in the immediate future.

        During the quarter ended December 31, 2007, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock during the quarter ended December 31, 2007. As of that date, 50,838,493 shares of common stock remained available for repurchase under the Company's previously announced October 2006 repurchase authorization. The Company may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On January 10, 2008, the Company purchased 6,000,000 shares of its common stock from an institutional investor at a price of $24.25 per share (exclusive of brokers' fees).

Item 6.    Selected Financial Data

        The following table presents selected historical financial data of IAC for each of the years in the five-year period ended December 31, 2007. This data was derived from IAC's audited consolidated financial statements and reflects the operations and financial position of IAC at the dates and for the periods indicated. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data of IAC included herein.

	Year Ended December 31,
	2007(1)	2006(2)(3)	2005(2)(4)(5)	2004(2)(6)(7)	2003(2)(8)
		(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net revenue	$6,373,410	$5,908,902	$5,024,635	$3,554,268	$3,182,262
Operating (loss) income	(159,564)	240,790	326,281	144,990	119,325
(Loss) earnings from continuing operations	(205,569)	164,265	568,905	217,236	(314)
(Loss) earnings before preferred dividends	(144,069)	187,065	869,683	156,919	158,648
Net (loss) earnings available to common shareholders	(144,069)	187,065	861,745	143,866	145,593
Basic (loss) earnings per common share from continuing operations available to common shareholders(9)	(0.72)	0.54	1.70	0.59	(0.04)
Diluted (loss) earnings per common share from continuing operations available to common shareholders(9)	(0.72)	0.51	1.60	0.55	(0.04)
Basic (loss) earnings per common share available to common shareholders(9)	(0.50)	0.61	2.62	0.41	0.49
Diluted (loss) earnings per common share available to common shareholders(9)	(0.50)	0.59	2.44	0.39	0.49
Balance Sheet Data (end of period):
Working capital	$1,598,617	$1,691,269	$2,055,498	$2,513,558	$2,839,146
Total assets	12,524,520	13,196,788	13,924,118	22,403,532	21,570,985
Long-term obligations, net of current maturities	834,566	856,408	958,580	795,006	1,078,035
Minority interest	40,481	24,881	5,514	9,282	(15,624)
Shareholders' equity	8,583,662	8,739,474	9,206,879	14,587,822	14,406,047
Other Data:
Net cash provided by (used in):
Operating activities attributable to continuing operations	$879,104	$828,384	$(88,799)	$443,209	$585,367
Investing activities attributable to continuing operations	72,815	495,246	1,922,931	(1,094,649)	(1,050,362)
Financing activities attributable to continuing operations	(800,564)	(891,650)	(2,703,186)	(259,774)	(498,653)
Discontinued operations	(17,469)	(22,746)	883,584	1,145,785	(185,176)
Effect of exchange rate changes	23,276	31,826	(27,148)	5,510	14,588

(1)
Net (loss) earnings available to common shareholders includes impairment charges of $475.7 million and $57.2 million related to the write-down of the Company's LendingTree segment and Entertainment segment goodwill and intangible assets, respectively, and an after-tax gain of $31.1 million related to the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station

  HSE24 ("HSE"), IAC's former Retailing International segment. The results of HSE have been presented as discontinued operations for all periods presented.

(2)
Prior to the fourth quarter of 2007, the Company's Interval segment improperly recorded deferred revenue and certain related direct costs. The error was due primarily to the recognition of membership renewal revenue beginning in the month a member renewed its membership rather than beginning with the actual start date of the renewal period. The Company has restated its consolidated financial statements and all financial data included herein to correct this error. The affected statements of operations and balance sheet data have been restated as follows:

	Year Ended December 31,
	2006		2005		2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net revenue	$5,919,405	$5,908,902	$5,036,559	$5,024,635	$3,569,013	$3,554,268	$3,198,565	$3,182,262
Operating income	249,631	240,790	336,519	326,281	157,599	144,990	133,306	119,325
Earnings (loss) from continuing operations	169,835	164,265	575,372	568,905	225,178	217,236	8,434	(314)
Earnings before preferred dividends	192,635	187,065	876,150	869,683	164,861	156,919	167,396	158,648
Net earnings available to common shareholders	192,635	187,065	868,212	861,745	151,808	143,866	154,341	145,593
Basic earnings (loss) per common share from continuing operations available to common shareholders	0.56	0.54	1.72	1.70	0.61	0.59	(0.02)	(0.04)
Diluted earnings (loss) per common share from continuing operations available to common shareholders	0.53	0.51	1.62	1.60	0.57	0.55	(0.02)	(0.04)
Basic earnings per common share available to common shareholders	0.63	0.61	2.64	2.62	0.44	0.41	0.51	0.49
Diluted earnings per common share available to common shareholders	0.60	0.59	2.46	2.44	0.41	0.39	0.51	0.49
Balance Sheet Data (end of period):
Working capital	$1,696,203	$1,691,269	$2,059,908	$2,055,498	$2,508,353	$2,513,558	$2,838,363	$2,839,146
Total assets	13,188,774	13,196,788	13,917,765	13,924,118	22,398,866	22,403,532	21,568,455	21,570,985
Shareholders' equity	8,768,993	8,739,474	9,230,828	9,206,879	14,605,304	14,587,822	14,415,585	14,406,047
(3)
Net (loss) earnings available to common shareholders includes an impairment charge of $214.5 million related to the write-down of the Company's Entertainment segment goodwill and intangible assets. Net (loss) earnings available to common shareholders also includes an after-tax gain of $9.6 million related to the sale of PRC, IAC's former Teleservices segment. The results of PRC have been presented as discontinued operations for 2006 and all prior periods presented.

(4)
Includes the results of Cornerstone Brands, Inc. and IAC Search & Media, Inc. (formerly, Ask Jeeves, Inc.) since their acquisitions by IAC on April 1, 2005 and July 19, 2005, respectively.

(5)
Net (loss) earnings available to common shareholders includes an after-tax gain of $322.1 million related to the sale of IAC's common and preferred interests in VUE to NBC Universal, an after-tax gain of $70.2 million related to the sale of EUVÍA and an after-tax increase in non-cash compensation expense of $49.0 million related to the treatment of vested stock options in connection with the Expedia spin-off. Net (loss) earnings available to common shareholders also includes an after-tax reduction in non-cash compensation expense of $3.5 million included in earnings from continuing operations and $22.0 million included in discontinued operations related to the cumulative effect of a change in IAC's estimate related to the number of stock-based awards that were expected to vest.

(6)
Includes the results of TripAdvisor, ServiceMagic and Home Loan Center since their acquisitions by IAC on April 27, 2004, September 1, 2004 and December 14, 2004, respectively. The results of TripAdvisor have been presented as discontinued operations for 2005 and 2004.

(7)
Net (loss) earnings available to common shareholders includes an impairment charge of $184.8 million related to the write-down of the Teleservices segment goodwill.

(8)
Includes the results of Entertainment Publications, Inc., LendingTree L.L.C. and Hotwire, Inc. since their acquisitions by IAC on March 25, 2003, August 8, 2003 and November 5, 2003, respectively. The results of Hotwire, Inc. have been presented as discontinued operations for 2005 and all prior periods presented.

(9)
On August 9, 2005, IAC effected a one-for-two reverse stock split of its common stock and its Class B common stock. Accordingly, all prior period earnings (loss) per common share data and shares outstanding were adjusted to reflect the one-for-two-reverse stock split.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        IAC/InterActiveCorp's operating businesses provide products and services through a diversified portfolio of specialized and global brands and are organized into the following sectors:

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

Proposed Spin-Offs

        On November 5, 2007, the Company announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies:

  •
  IAC, which is expected to include:

  •
  the businesses currently comprising its Media & Advertising sector;

  •
  the Match, ServiceMagic and Entertainment segments;

  •
  Shoebuy and ReserveAmerica, which are currently included in the Retailing and Ticketmaster segments, respectively;

  •
  the businesses currently comprising its Emerging Businesses group; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, which is expected to include HSN TV, HSN.com, and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Ticketmaster, which is expected to include its primary domestic and international operations as well as certain investments in unconsolidated affiliates;

  •
  Interval International, which is expected to include the businesses currently comprising the Interval segment; and

  •
  LendingTree, which is expected to include the businesses currently comprising the LendingTree and Real Estate segments.

        The transaction is subject to a number of conditions, including, among others, final approval of the transaction specifics by the Company's Board of Directors, confirmation regarding the tax-free nature of the transaction, and the filing and effectiveness of registration statements with the Securities and Exchange Commission. The Proposed Spin-Offs are expected to be completed late in the second or early in the third quarter of 2008. Upon completion of the Proposed Spin-Offs, IAC would have no ownership interest in HSN, Ticketmaster, Interval International and LendingTree.

        Given the Proposed Spin-Offs, we thought it appropriate to present results for the businesses which are expected to comprise IAC, HSN, Ticketmaster, LendingTree and Interval International after the spin-offs. The information is presented for illustrative purposes only and is not indicative of the operating results that would have been achieved if the Proposed Spin-Offs had occurred prior to, or during, the periods presented, nor is it indicative of future operating results.

	Years ended December 31,*
	2007	Growth	2006	Growth	2005
	(Dollars in millions)
Revenue:
IAC	$1,405.6	25%	$1,121.5	55%	$722.6
Retailing (To be renamed HSN)	2,992.4	2%	2,933.4	10%	2,671.0
Ticketmaster	1,268.6	17%	1,085.4	14%	950.2
LendingTree	356.2	(27)%	485.7	14%	425.3
Interval	360.4	25%	288.6	11%	260.8

	Years ended December 31,*
	2007	Growth	2006	Growth	2005
	(Dollars in millions)
Operating (Loss) Income:
IAC	$(155.5)	54%	$(334.8)	(85)%	$(181.4)
Retailing (To be renamed HSN)	185.7	(19)%	228.0	5%	216.7
Ticketmaster	235.0	(1)%	237.3	25%	189.9
LendingTree	(536.4)	NM	19.6	(24)%	25.7
Interval	111.7	23%	90.7	20%	75.3

	Years ended December 31,*
	2007	Growth	2006	Growth	2005
	(Dollars in millions)
Operating Income Before Amortization:
IAC	$85.0	68%	$50.5	NM	$(10.7)
Retailing (To be renamed HSN)	210.8	(22)%	268.9	(3)%	276.6
Ticketmaster	263.6	0%	264.4	21%	218.7
LendingTree	(42.7)	NM	42.3	(34)%	64.0
Interval	138.7	20%	115.9	15%	100.5

*
As noted above, following the Proposed Spin-Offs, Retailing (to be named HSN) is expected to consist of HSN and catalogs, but exclude Shoebuy. Ticketmaster is expected to consist of Ticketmaster, but exclude Reserve America. For purposes of the presentation above, Shoebuy and Reserve America remain with Retailing and Ticketmaster, respectively, and had an immaterial impact on profits. Additionally, IAC amounts above include all corporate and spin-off transaction expenses.

Current Basis of Presentation

        Beginning with the first quarter of 2007, the Transactions sector, formerly the Services sector, was renamed to more clearly reflect the nature of the activities of the businesses within that sector and several segment names were changed to identify the primary brand name within those segments, where practical. These name changes did not affect the composition of our reporting segments and did not have any impact on our financial reporting. Following the sale of the Company's German TV and internet retailer Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), on June 19, 2007, the reporting segment formerly known as Retailing U.S. has been renamed Retailing.

Discontinued Operations

        On August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments (other than Interval and TV Travel Shop) into an independent public company. We refer to this transaction as the "Expedia spin-off" and to the new company that holds IAC's former travel and travel-related businesses as "Expedia."

        During the second quarter of 2005, the Company sold its 48.6% ownership interest in EUVÍA and TV Travel Shop ceased operations. During the second quarter of 2006, Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations. Additionally, during the fourth quarter of 2006, PRC, IAC's former Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC's Emerging Businesses group, was classified as held for sale. During the second quarter of 2007, iBuy's assets were sold and HSE, which was previously reported in the International reporting segment of our Retailing sector, was also sold.

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia, EUVÍA, PRC and HSE through August 8, 2005, June 2, 2005, November 28, 2006 and June 19, 2007, respectively. TV Travel Shop, Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented.

Results

        Set forth below are the contributions made by our various sectors, our emerging businesses and corporate expenses to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2007, 2006 and 2005 (rounding differences may occur). All reported amounts below, as well as management's discussion and analysis, that follows are based on the current operating structure of IAC at December 31, 2007 and gives no effect to the Proposed Spin-Offs.

	Years ended December 31,
	2007	Percentage of total	2006	Percentage of total	2005	Percentage of total
	(Dollars in millions)
Revenue:
Retailing	$2,992.4	47%	$2,933.4	50%	$2,671.0	53%
Transactions	1,717.8	27%	1,634.7	28%	1,416.5	28%
Media & Advertising	758.5	12%	544.2	9%	213.5	4%
Membership & Subscriptions	889.7	14%	795.0	13%	727.9	14%
Emerging Businesses	33.1	1%	7.5	0%	0.9	0%
Inter-sector elimination	(18.1)	0%	(6.0)	0%	(5.1)	0%

Total	$6,373.4	100%	$5,908.9	100%	$5,024.6	100%

	Years ended December 31,
	2007	Percentage of total	2006	Percentage of total	2005	Percentage of total
	(Dollars in millions)
Operating (Loss) Income:
Retailing	$185.7	(116)%	$228.0	95%	$216.7	66%
Transactions	(283.9)	178%	269.4	112%	224.6	69%
Media & Advertising	29.4	(18)%	(6.0)	(2)%	7.7	2%
Membership & Subscriptions	126.6	(79)%	(56.1)	(23)%	130.6	40%
Emerging Businesses	(18.0)	11%	(21.0)	(9)%	(12.7)	(4)%
Corporate and other	(199.4)	125%	(173.4)	(72)%	(240.6)	(74)%

Total	$(159.6)	100%	$240.8	100%	$326.3	100%

	Years ended December 31,
	2007	Percentage of total	2006	Percentage of total	2005	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
Retailing	$210.8	32%	$268.9	36%	$276.6	43%
Transactions	241.7	37%	322.9	44%	293.9	45%
Media & Advertising	87.7	13%	58.3	8%	30.5	5%
Membership & Subscriptions	225.9	34%	193.2	26%	165.9	26%
Emerging Businesses	(12.2)	(2)%	(15.9)	(2)%	(12.1)	(2)%
Corporate and other	(98.5)	(15)%	(85.4)	(12)%	(105.8)	(16)%

Total	$655.3	100%	$742.1	100%	$649.0	100%

Sources of Revenue

        For the years ended December 31, 2007, 2006 and 2005, the Retailing and Transactions sectors were our largest financial contributors. Our Retailing business is a seller of merchandise promoted through our television programming, in catalogs, via telephone and via the internet. We take ownership of and maintain inventory of most of the products we sell through the Retailing sector.

        Our Ticketmaster segment was the largest financial contributor to our Transactions sector for the years ended December 31, 2007, 2006 and 2005. Our Ticketmaster business is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell these tickets through a combination of websites, telephone services and ticket outlets.

        The results of our LendingTree, Real Estate and ServiceMagic segments are also reflected in our Transactions sector. Our LendingTree and Real Estate businesses generally are compensated on a fee basis by the lenders, real estate brokers and agents who participate in our online exchange services, with direct lending operations principally deriving revenue from the sale in the secondary markets of residential real estate loans that it originates. LendingTree originates, processes, approves and funds residential real estate loans through Home Loan Center, which does business as LendingTree Loans in certain jurisdictions. The Home Loan Center and LendingTree Loans brand names are collectively referred to in this report as "LendingTree Loans." Our ServiceMagic business is generally compensated on a fee basis by home service providers who participate in our services.

        Our Media & Advertising businesses offer information and services via the internet and are compensated directly and indirectly by advertisers generally based on performance and volume related measures.

        The results of our Interval, Match and Entertainment segments are reflected in our Membership & Subscriptions sector. The revenue of our Interval business is generated primarily from fees paid by members in connection with timeshare exchange and rental transactions and membership fees. In 2007 Interval acquired ResortQuest Hawaii which generates revenue primarily from property management fees and service fees. Our Match business offers subscription membership services. The revenue of our Entertainment business is generated from the sale of coupon book memberships, discount offers, merchant promotions and gift wrap, as well as discount memberships and packages in published and online formats.

Channels of Distribution; Marketing Costs

        We market and offer our products and services directly to customers through branded websites, television programming, catalogs, telephone sales and membership programs, allowing our customers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our businesses.

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

        The cost of acquiring new customers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases. Sales and marketing expense as a percentage of revenue increased to approximately 21% in both 2007 and 2006 from approximately 19% in 2005.

Access to Supply

        Our various businesses provide supplier partners with important customer acquisition channels and we believe that the ability of our supplier partners to reach a large qualified audience through our services is a significant benefit. Many of our businesses, including our Retailing, LendingTree, Real Estate and Interval businesses, offer our customers the choice of multiple suppliers in one setting. While we aim to build and maintain strong relationships with our supplier partners, we may not succeed in these efforts and there is always the risk that certain supplier partners may not make their products and services available to us in the future, including suppliers of merchandise sold through our Retailing business, parties for whom we sell tickets through our Ticketmaster business, providers that participate in various services offered through our LendingTree and Real Estate businesses, resort developers that enter into relationships with Interval's businesses, and advertisers on the businesses within our Media & Advertising sector.

International Operations

        We continue to seek to expand the presence of certain of our brands and businesses abroad, particularly in Europe, and to a lesser extent in Asia, given the large consumer marketplace for the goods and services that our brands and businesses offer. We believe foreign markets generally exhibit similar characteristics of the U.S. in regards to customer acceptance of an online marketplace. As a percentage of total IAC revenue (which excludes revenue related to discontinued operations), international operations represented approximately 11% in 2007, 9% in 2006 and 8% in 2005. International revenue grew approximately 36% in 2007 from 2006.

Economic and Other Trends and Events; Industry Specific Factors

        Most of IAC's businesses are sensitive to the rate at which the purchase of products and services migrate online, as online transactions are generally processed with less incremental cost as compared to offline sales, thereby favorably impacting results. Historically, revenue has generally been more meaningfully impacted by the rate of online migration than by the rate at which the related industry grew. However, as our businesses have become larger, we are increasingly exposed to industry trends. See "Item 1A—Risk Factors" for further discussion on trends in the various industries in which our businesses operate.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

IAC Consolidated Results

Revenue

        Revenue in 2007 increased 8% or $464.5 million primarily as a result of revenue increases of $214.3 million from the Media & Advertising sector, $94.7 million from the Membership & Subscriptions sector, $83.0 million from the Transactions sector and $59.0 million from the Retailing sector. The revenue growth from the Media & Advertising sector was driven primarily by an increase in queries from distributed search and sponsored listings and an increase in both revenue per query and queries at Fun Web Products and Ask. The contribution from the Membership & Subscriptions sector was driven by Interval's acquisition of ResortQuest Hawaii on May 31, 2007, as well as a 6% increase in confirmed vacations and a 6% increase in membership at Interval. Also contributing to the increased revenue from the Membership & Subscriptions sector is an 11% increase in average revenue per subscriber, primarily in North America, and a 1% increase in worldwide subscribers at Match. The revenue growth at the Transactions sector was driven by higher ticket volumes, increased convenience and processing fees and continued international strength at Ticketmaster as well as strong growth at ServiceMagic. Partially offsetting this revenue growth was a revenue decline at LendingTree, which continues to operate in a difficult home loan market. The revenue increase from the Retailing sector reflects strong growth from Shoebuy, which was acquired on February 3, 2006, and slight growth from the catalogs business. Revenue at HSN, including America's Store, which ceased operations on April 3, 2007, was relatively flat in 2007.

        Revenue in 2006 increased 18% or $884.3 million primarily as a result of revenue increases of $330.8 million from the Media & Advertising sector, $262.4 million from the Retailing sector, $218.2 million from the Transactions sector and $67.2 million from the Membership & Subscriptions sector. The revenue growth from the Media & Advertising sector was driven primarily by the acquisition of IAC Search & Media on July 19, 2005. The revenue increase from the Retailing sector was driven primarily by the acquisitions of Cornerstone Brands on April 1, 2005 and Shoebuy on February 3, 2006. Revenue at HSN was relatively flat in 2006. The revenue growth at the Transactions sector was driven by higher domestic concert ticket sales and continued international strength at Ticketmaster as well as growth at LendingTree. The contribution from the Membership & Subscriptions sector benefited from worldwide growth in subscribers of 7% at Match.

        Additional revenue information is provided below on pages 53 through 62 by sector and segment.

Cost of Sales

	Years ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Cost of sales	$3,374,456	13%	$2,980,419	14%	$2,607,449
As a percentage of total revenue	53%	251 bp	50%	(145) bp	52%
Gross margins	47%	(251) bp	50%	145 bp	48%

        Cost of sales consists primarily of the cost of products sold, as well as ticketing royalties, traffic acquisition costs, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in warehouse and call center functions and credit card processing fees. Ticketing royalties relate to Ticketmaster's clients' share of convenience and order processing charges. Traffic acquisition costs consist of revenue share payments to partners that have distributed toolbars and/or integrated sponsored listings into their websites and similar arrangements with third parties who direct traffic to our websites.

        Cost of sales in 2007 increased $394.0 million from 2006 primarily due to increases of $151.8 million from the Media & Advertising sector, $138.0 million from the Transactions sector, $74.9 million from the Retailing sector and $35.3 million from the Membership & Subscriptions sector. The increase in cost of sales from the Media & Advertising sector was primarily due to an increase of $138.0 million in revenue share payments to third party traffic sources which is a direct result from the growth in network revenue at IAC Search & Media. The increase at the Transactions sector was primarily driven by increases at Ticketmaster of $66.1 million in ticketing royalties resulting primarily from higher royalty rates and higher revenue, $24.1 million in compensation and other employee-related costs due, in part, to a 11% increase in headcount and $16.7 million in credit card processing fees. Cost of sales at the Retailing sector increased primarily due to an increase of $59.8 million in cost of products sold and $12.5 million in shipping and handling costs. Also contributing to the increase in cost of sales were increased expenses from the Membership & Subscriptions sector primarily driven by Interval's acquisition of ResortQuest Hawaii.

        Cost of sales in 2006 increased $373.0 million from 2005 primarily due to increases of $157.5 million from the Retailing sector, $116.9 million Media & Advertising sector and $95.6 million from the Transactions sector. The increase in cost of sales from the Retailing sector was primarily due to an increase of $106.7 million in cost of products sold and $45.8 million in shipping and handling costs. Included in these increases at the Retailing sector is the impact of the acquisitions of Cornerstone Brands on April 1, 2005 and Shoebuy on February 3, 2006. The increase at the Media & Advertising sector was driven primarily by the acquisition of IAC Search & Media on July 19, 2005. Cost of sales at the Transactions sector was primarily driven by increases at Ticketmaster of $53.3 million in ticketing royalties resulting primarily from higher royalty rates, $11.6 million in compensation and other employee-related costs and $7.8 million in credit card processing fees, due in part to higher revenue.

Selling and marketing expense

	Years ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Selling and marketing expense	$1,343,542	6%	$1,265,840	31%	$965,077
As a percentage of total revenue	21%	(34) bp	21%	222 bp	19%

        Selling and marketing expense consists primarily of advertising and promotional expenditures, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions, and on-air distribution costs. Advertising and promotional expenditures primarily include online marketing and catalog circulation costs, as well as television, print and radio spending.

        Selling and marketing expense in 2007 increased $77.7 million from 2006, primarily due to increases of $25.8 million from the Media & Advertising sector, $19.2 million from the Membership & Subscriptions sector and $15.2 million from the Retailing sector. The increase in selling and marketing expense from the Media & Advertising sector was primarily due to an increase of $10.6 million in advertising and promotional expenditures related primarily to Ask.com's 2007 ad campaign, as well as an increase of $10.4 million in compensation and other employee-related costs. Advertising and promotional expenditures at the Media & Advertising sector were favorably impacted by the reduction in 2007 marketing expense of $17.4 million, resulting from the capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred. The increase in compensation and other employee-related costs is due in part to a 34% increase in average headcount from the prior year at Citysearch primarily related to the opening of a new call center in late 2006. Selling and marketing expense from the Memberships & Subscriptions sector increased primarily due to an increase of $22.0 million in advertising and promotional expenditures at Match related to its domestic and international marketing campaigns. In addition, selling and marketing expense increased at the Retailing sector primarily due to an increase of $6.7 million in on-air distribution costs at HSN, $6.3 million in compensation and other employee-related costs and $1.7 million in advertising and promotional expenditures, partially offset by a decrease of $6.6 million in catalog circulation costs.

        Selling and marketing expense in 2006 increased $300.8 million from 2005 primarily due to increases of $121.2 million from the Media & Advertising sector, $89.8 million from the Retailing sector and $57.4 million from the Transactions sector. The increase in selling and marketing expense from the Media & Advertising sector reflects the impact of the inclusion of IAC Search & Media from its date of acquisition on July 19, 2005. Selling and marketing expense from the Retailing sector increased primarily due to the full year inclusion and growth of Cornerstone Brands and the results of Shoebuy which are not included in the prior year, as well as an increase of $9.4 million in on-air distribution costs at HSN. In addition, selling and marketing expense increased at the Transactions sector primarily due to an increase of $48.7 million in advertising and promotional expenditures at LendingTree which increased marketing expense to drive lead volume in more difficult mortgage market conditions.

General and administrative expense

	Years ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
General and administrative expense	$842,938	13%	$748,220	3%	$725,911
As a percentage of total revenue	13%	56 bp	13%	(178) bp	14%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2007 increased $94.7 million from 2006 primarily due to increases of $44.1 million from the Transactions sector, $23.8 million from the Retailing sector, $18.0 million from corporate and $10.3 million from the Membership & Subscriptions sector. The increase in general and administrative expense from the Transactions sector was primarily due to $22.9 million in restructuring costs, including a reduction in workforce, at LendingTree and Real Estate. General and administrative expense at the Transactions sector in 2007 reflects an increase of $8.7 million in certain litigation reserves at Ticketmaster compared to the prior year period which included a reduction of $5.8 million in certain litigation reserves. The Transactions sector was further impacted by increases of $7.4 million and $6.8 million in compensation and other employee-related costs at ServiceMagic and Ticketmaster, respectively. The increase in compensation and other employee-related costs is due in part to increases in headcount of 20% and 4%, respectively, resulting from growth in these businesses. Compensation and other employee-related costs at Ticketmaster was further impacted by increased non-cash compensation associated with recent acquisitions. General and administrative expense from the Retailing sector increased primarily due to increases of $11.9 million in compensation and other employee-related costs, $3.6 million in bad debt expense and $3.4 million in professional fees. The increase in bad debt expense is primarily due to increased Flexpay sales at HSN. Flexpay allows customers to pay for merchandise in interest free monthly payments over a 2-6 month period. Flexpay sales were 54% and 48% of total HSN sales for 2007 and 2006, respectively. General and administrative expense increased at corporate primarily due to an increase of $10.7 million in non-cash compensation expense, $4.1 million in transactions costs related to the Proposed Spin-Offs and the inclusion of a favorable settlement of a lawsuit in the prior year period. The increase in non-cash compensation expense is primarily due to equity issued in 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions as well as the impact of equity modifications recorded in the prior year. Also contributing to the increase in general administrative expense were increased expenses from the Membership & Subscriptions sector primarily driven by Interval's acquisition of ResortQuest Hawaii on May 31, 2007.

        General and administrative expense in 2006 increased $22.3 million from 2005 primarily due to increases of $29.4 million from the Retailing sector, $26.0 million from the Transactions sector and $25.8 million from the Media & Advertising sector, partially offset by a reduction in corporate expenses of $69.2 million. The increase in general and administrative expense from the Retailing sector was primarily due to the inclusion of a full year of results of Cornerstone Brands, as well as the results of Shoebuy in 2006. General and administrative expense also reflects increased compensation and other employee-related costs of $12.6 million and $7.2 million at Ticketmaster and LendingTree, respectively, resulting from growth in these businesses. In addition, general and administrative expense at the Transactions sector was favorably impacted in 2006 by a $5.8 million reduction in certain litigation reserves at Ticketmaster. Also contributing to the increase in general and administrative expense is the inclusion of a full year of results of IAC Search & Media at the Media & Advertising sector. Partially offsetting these factors is a reduction in corporate expenses driven primarily from a decrease of $48.1 million in non-cash compensation expense, the absence of approximately $15.2 million of Expedia spin-off related expenses in 2006, lower professional fees and a favorable settlement of a lawsuit. The decrease in non-cash compensation expense is primarily due to a $67.0 million charge in 2005 related to the modification of vested stock options in connection with the Expedia spin-off, partially offset by an increase during 2006 in non-cash compensation expense associated with unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions, as well as expense associated with 2006 equity grants and modifications.

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for the prior periods. There was no impact to the amount of stock-based compensation recorded in the consolidated statement of operations for the year ended December 31, 2006 as a result of adopting SFAS 123R. The Company has been recognizing expense for all stock-based grants since August 9, 2005, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), due to the modification resulting from the Expedia spin-off. The majority of IAC's stock-based compensation expense is reflected in general and administrative expense. As of December 31, 2007, there was approximately $217.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Other operating expense

	Years ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Other operating expense	$106,329	(7)%	$114,188	30%	$87,687
As a percentage of total revenue	2%	(26) bp	2%	19 bp	2%

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

        Other operating expense in 2007 decreased $7.9 million from 2006, primarily due to the favorable resolution of legal claims, partially offset by an increase of $5.7 million in compensation and other employee-related costs at IAC Search & Media in 2007. The increase in compensation and other employee-related costs is primarily due to a 14% increase in headcount, as IAC Search & Media continues to upgrade and enhance its search technology and products.

        Other operating expense in 2006 increased $26.5 million from 2005 primarily due to the inclusion of the full year of results in 2006 of IAC Search & Media.

Depreciation

	Years ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Depreciation	$156,416	4%	$150,503	18%	$127,073
As a percentage of total revenue	2%	(9) bp	3%	2 bp	3%

        Depreciation in 2007 and 2006 increased $5.9 million and $23.4 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made throughout 2006 and 2007 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

	Years ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Operating Income Before Amortization	$655,341	(12)%	$742,076	14%	$648,975
As a percentage of total revenue	10%	(228) bp	13%	(36) bp	13%

        Operating Income Before Amortization in 2007 decreased $86.7 million from 2006 primarily due to declines of $81.2 million and $58.1 million from the Transactions and Retailing sectors, respectively, which more than offset strong growth of $32.7 million and $29.4 million from the Membership & Subscriptions sector and the Media & Advertising sector, respectively. The decline at the Transactions sector was primarily due to the impact of lower revenue, higher costs per loan sold, restructuring charges of $21.6 million and a $13.5 million increase in loan loss reserves at LendingTree. Operating Income Before Amortization was further impacted by lower gross margins resulting from a product mix shift at the Retailing sector. The Membership & Subscriptions sector was positively impacted by continued growth at Interval and Match. Also contributing favorably to Operating Income Before Amortization is a benefit of $17.4 million from the Media & Advertising sector resulting from the capitalization of certain marketing costs that had previously been expensed as incurred as described above in the selling and marketing expense discussion.

        Operating Income Before Amortization in 2006 increased $93.1 million from 2005 primarily due to the improved operating results of $29.1 million from the Transactions sector, $27.8 million from the Media & Advertising sector, $27.3 million from the Membership & Subscriptions sector and a $20.4 million reduction in corporate expenses. The increase at the Transactions sector was primarily due to increased ticket volumes, increased average revenue per ticket and sales distribution efficiencies at Ticketmaster, partially offset by a decline at LendingTree, which was negatively impacted by market conditions throughout 2006. Operating Income Before Amortization was also favorably impacted by the inclusion of a full year of results from IAC Search & Media in 2006. The Membership & Subscriptions sector was positively impacted by continued growth at Match and Interval. Also contributing to the increase in Operating Income Before Amortization is the decrease in corporate expenses primarily related to the inclusion of $15.2 million of Expedia spin-off transaction expenses in 2005.

Operating (loss) income

	Years ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Operating (loss) income	$(159,564)	(166)%	$240,790	(26)%	$326,281
As a percentage of total revenue	(3)%	(658) bp	4%	(242) bp	6%

        In the fourth quarter of 2007, the Company recorded impairment charges related to the goodwill and intangible assets for the LendingTree segment of $459.5 million and $16.2 million, respectively, and $48.3 million and $8.9 million, respectively, related to the Entertainment segment. In the fourth quarter of 2006, the Company recorded impairment charges of $189.1 million and $25.4 million related to the impairment of goodwill and intangible assets, respectively, of the Entertainment segment. The charges related to the impairment of intangible assets are included in amortization of intangibles in the accompanying consolidated statements of operations.

        The impairments at the LendingTree segment resulted from the Company's reassessment of the likely future profitability of LendingTree in light of the persistent adverse mortgage market conditions and the operational strategies the company has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage products, the decline in real estate values and a high rate of delinquency for existing mortgages. The company has significantly reduced its mortgage origination operations in response to these conditions which will reduce or slow its ability to react to possible improvements in the market. The impairments at the LendingTree segment occurred during the fourth quarter of 2007 as the Company completed an updated assessment of mortgage market conditions and the development and implementation of LendingTree's responsive operational strategies, and quantified these considerations in LendingTree's future forecasted results. The 2007 impairments at the Entertainment segment primarily resulted from the continued deterioration in the profitability in the company's core fundraising business, despite steps taken to mitigate this deterioration, and management's decision to explore all strategic alternatives for the business. The 2006 impairments primarily resulted from the significant continued deterioration in the core fundraising channels in which Entertainment operates and the anticipated deterioration of the company's fourth quarter 2006 financial performance. The impairments at the Entertainment segment became evident in the fourth quarters of 2007 and 2006 as the majority of its sales and all of its operating profits occur in the fourth quarter due to the highly seasonal nature of the business. In 2007, an additional consideration was the Company's decision to pursue all strategic alternatives with respect to this business.

        Operating income in 2007 decreased $400.4 million from 2006 primarily due to the impairment charges and the decrease of $86.7 million in Operating Income Before Amortization described above. Operating income also declined due to increases of $17.0 million in amortization of non-cash marketing and $13.3 million in non-cash compensation expense. The increase in non-cash marketing is attributable to the Match and Retailing segments. The increase in non-cash compensation expense is primarily due to additional equity grants in 2007 and 2006. Operating income reflects lower amortization of intangibles, exclusive of the impairment charges described above, of $122.3 million in 2007 versus $157.3 million in 2006. This is primarily due to lower amortization expense at the Retailing and Media & Advertising sectors due to certain intangible assets becoming fully amortized. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

        Operating income in 2006 decreased $85.5 million from 2005 despite the increase in Operating Income Before Amortization of $93.1 million, principally due to the goodwill and intangible asset impairment charges noted above, and an increase in non-cash marketing of $37.1 million primarily related to IAC Search & Media. Benefiting operating income in 2006 was a $45.2 million decrease in non-cash compensation expense and a $27.8 million decrease in amortization of intangibles excluding the $25.4 million impairment charge noted above The reduction in non-cash compensation expense is primarily due to a $67.0 million charge in 2005 related to the modification of vested stock options in connection with the Expedia spin-off. The decrease in the amortization of intangibles relates primarily to lower amortization expense at the Retailing and Transactions sectors due to certain intangible assets becoming fully amortized, partially offset by an increase in amortization related to intangibles arising from the July 2005 acquisition of IAC Search & Media.

Other income (expense)

	Years ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Other income (expense):
Interest income	$67,516	(4)%	$70,381	(49)%	$138,478
Interest expense	(61,069)	2%	(60,075)	22%	(77,316)
Gain on sale of VUE interests	16,669	N/A	—	(100)%	523,487
Equity in income of unconsolidated affiliates	28,653	(17)%	34,324	(28)%	47,844
Other income (expense)	35,717	NM	(2,458)	80%	(12,552)

        Interest income in 2007 decreased $2.9 million from 2006 primarily due to lower cash and marketable securities balances in 2007, as well as a partial reallocation of investments into tax-exempt cash equivalents and marketable securities. Interest expense in 2007 increased $1.0 million from 2006 as average interest rates and the average amount of outstanding debt remained relatively consistent year over year.

        Gain on sale of VUE interests in 2007 represents amounts received due to the resolution of certain contingencies related to the sale of our common interests in VUE to NBC Universal on June 7, 2005.

        Equity in income of unconsolidated affiliates in 2007 decreased $5.7 million from 2006 primarily due to a smaller contribution from the Company's investment in Jupiter Shop Channel, a shopping channel in Japan.

        Other income in 2007 increased $38.2 million from 2006 primarily due to a gain of $24.1 million in 2007 related to the change in value of the derivative asset received by the Company in connection with the sale of HSE, a year-over-year positive change of $15.2 million in the amount recognized related to the derivatives created in the Expedia spin-off and a $3.3 million gain on the sale of fixed assets in 2007. Other income in 2006 includes a gain of $5.8 million from the sale of long-term investments.

        Interest income in 2006 decreased $68.1 million from 2005 primarily due to the absence of any income related to the VUE preferred securities (compared to $51.0 million in the prior period) which were sold on June 7, 2005 and lower cash and marketable securities balances in 2006. Interest expense in 2006 decreased $17.2 million from 2005 as a result of the prior year inclusion of interest expense on the Company's 6 3/4% Senior Notes which matured on November 15, 2005. This decrease was partially offset by the impact of higher interest rates on interest rate swap arrangements and interest expense on the New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (the "Liberty Bonds").

        Equity in the income of unconsolidated affiliates in 2006 decreased $13.5 million from 2005 primarily due to the absence of any equity income from its investment in VUE, partially offset by the increased equity income from the Company's investment in Jupiter Shop Channel. Since the Company sold its interests in VUE in June 2005, no equity income from this investment was recorded in 2006 compared with $22.0 million in 2005. Equity income in 2005 included IAC's share in VUE's results for the fourth quarter of 2004, which IAC had previously consistently recorded on a one-quarter lag, and IAC's share in VUE's results from January 1, 2005 through the date of sale.

        Other expense in 2006 decreased $10.1 million from 2005 primarily due to a change of $13.9 million in the amount recognized related to derivatives that were created in the Expedia spin-off. The 2006 amount was a net loss of $9.3 million, and the 2005 amount was a net gain of $4.6 million. Partially offsetting the 2006 amount was a gain from the sale of a long-term investment. Other expense in 2005 included realized losses on the sale of marketable securities of $15.8 million, $15.0 million of which were deemed to be other-than-temporary as of the end of the first quarter of 2005. Losses deemed to be other-than-temporary related to marketable securities that were sold by the Company to fund its cash needs related to: the repurchase of 26.4 million shares of IAC common stock associated with the acquisition of IAC Search & Media; the acquisition of Cornerstone Brands; and the redemption of substantially all of IAC's preferred stock in connection with the Expedia spin-off.

Income tax provision

        In 2007, the Company recorded an income tax provision for continuing operations of $138.1 million, despite a loss from continuing operations, due principally to the impairment of goodwill that is largely non-deductible for income tax purposes. The tax provision also includes interest on tax contingencies and state and local income taxes, partially offset by foreign income taxed at lower tax rates and foreign tax credits associated with foreign equity investments. In 2006, the Company recorded a tax provision for continuing operations of $119.2 million which represents an effective tax rate of 42%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to the impairment of goodwill (which is only partially deductible for income tax purposes), interest on tax contingencies, state and local income taxes and an increase in the valuation allowance on deferred tax assets related to state net operating losses. These unfavorable items were substantially offset by the release of deferred tax liabilities associated with a foreign equity investment, benefits associated with the Company's assertion that the earnings of certain foreign subsidiaries are permanently reinvested and net adjustments related to the reconciliation of provision accruals to tax returns. In 2005, the Company recorded a tax provision for continuing operations of $375.2 million which represents an effective tax rate of 40%. The 2005 tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes and non-deductible non-cash compensation expense.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. The cumulative effect of the adoption resulted in an increase of $420.7 million to retained earnings. As of January 1, 2007 and December 31, 2007, the Company had unrecognized tax benefits of approximately $242.0 million and $276.2 million, respectively, which included accrued interest of $16.0 million and $40.6 million, respectively.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known.

        In 2005, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 1997 through 2000. The resolution of this IRS examination did not have a material effect on the Company's consolidated results of operations or its consolidated financial position. The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2008. Various state, local and foreign jurisdictions are currently under examinations, the most significant of which are Florida, New York and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2008. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $41.0 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

        Discontinued operations in the accompanying consolidated statements of operations include Expedia through August 8, 2005, EUVÍA through June 2, 2005, PRC through November 28, 2006 and HSE through June 19, 2007. TV Travel Shop, Quiz TV Limited, iBuy and Styleclick are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. Income from these discontinued operations in 2007, 2006 and 2005 was $28.0 million, $13.2 million and $230.6 million, respectively, net of tax. The 2007 amount is principally due to the income of HSE. The 2006 amount is principally due to the income of PRC as well as a tax benefit on state tax reserves released during the third and fourth quarters of 2006 related to the sale of USA Broadcasting, which occurred in 2002, partially offset by the losses of Quiz TV. The 2005 amount is principally due to the income of Expedia and a tax benefit of $62.8 million related to the write-off of the Company's investment in TV Travel Shop.

        Additionally, the Company recognized after-tax gains in 2007, 2006 and 2005 of $31.1 million, $9.6 million and $70.2 million on the sales of HSE, PRC and EUVÍA, respectively.

IAC Sector Results

        In addition to the discussion of consolidated results, the following is a discussion of the results of each sector (Dollars in millions, rounding differences may occur).

	Years ended December 31,
	2007	Growth	2006	Growth	2005
Revenue:
Retailing	$2,992.4	2%	$2,933.4	10%	$2,671.0
Transactions:
Ticketmaster	1,268.6	17%	1,085.4	14%	950.2
LendingTree	304.4	(29)%	428.8	17%	367.8
Real Estate	51.8	(9)%	56.8	(1)%	57.6
ServiceMagic	93.4	47%	63.7	55%	41.0
Intra-sector elimination	(0.3)	NM	—	NM	—

Total Transactions	1,717.8	5%	1,634.7	15%	1,416.5
Media & Advertising	758.5	39%	544.2	155%	213.5
Membership & Subscriptions:
Interval	360.4	25%	288.6	11%	260.8
Match	348.7	12%	311.2	25%	249.5
Entertainment	182.7	(7)%	196.8	(10)%	219.0
Intra-sector elimination	(2.1)	(28)%	(1.6)	(13)%	(1.5)

Total Membership & Subscriptions	889.7	12%	795.0	9%	727.9
Emerging Businesses	33.1	339%	7.5	711%	0.9
Inter-sector elimination	(18.1)	(201)%	(6.0)	(19)%	(5.1)

Total	$6,373.4	8%	$5,908.9	18%	$5,024.6

	Years ended December 31,
	2007	Growth	2006	Growth	2005
Operating (Loss) Income:
Retailing	$185.7	(19)%	$228.0	5%	$216.7
Transactions:
Ticketmaster	235.0	(1)%	237.3	25%	189.9
LendingTree	(509.5)	NM	48.1	(13)%	55.3
Real Estate	(26.9)	6%	(28.5)	4%	(29.5)
ServiceMagic	17.6	42%	12.4	39%	8.9

Total Transactions	(283.9)	NM	269.4	20%	224.6
Media & Advertising	29.4	NM	(6.0)	NM	7.7
Membership & Subscriptions:
Interval	111.7	23%	90.7	20%	75.3
Match	65.8	13%	58.4	32%	44.1
Entertainment	(50.9)	75%	(205.2)	NM	11.2

Total Membership & Subscriptions	126.6	NM	(56.1)	NM	130.6
Emerging Businesses	(18.0)	14%	(21.0)	(66)%	(12.7)
Corporate and other	(199.4)	(15)%	(173.4)	28%	(240.6)

Total	$(159.6)	NM	$240.8	(26)%	$326.3

	Years ended December 31,
	2007	Growth	2006	Growth	2005
Operating Income Before Amortization:
Retailing	$210.8	(22)%	$268.9	(3)%	$276.6
Transactions:
Ticketmaster	263.6	0%	264.4	21%	218.7
LendingTree	(22.5)	NM	63.6	(21)%	80.6
Real Estate	(20.2)	5%	(21.3)	(28)%	(16.7)
ServiceMagic	20.8	29%	16.2	44%	11.2

Total Transactions	241.7	(25)%	322.9	10%	293.9
Media & Advertising	87.7	50%	58.3	91%	30.5
Membership & Subscriptions:
Interval	138.7	20%	115.9	15%	100.5
Match	78.4	24%	63.4	32%	47.9
Entertainment	8.9	(36)%	13.9	(21)%	17.5

Total Membership & Subscriptions	225.9	17%	193.2	16%	165.9
Emerging Businesses	(12.2)	23%	(15.9)	(31)%	(12.1)
Corporate and other	(98.5)	(15)%	(85.4)	19%	(105.8)

Total	$655.3	(12)%	$742.1	14%	$649.0

        Refer to Note 9 to the consolidated financial statements for reconciliations by sector of Operating Income Before Amortization to Operating Income.

Retailing

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue grew 2% to $3.0 billion, primarily due to the growth of Shoebuy, as well as slight growth from the catalogs business, while revenue at HSN remained relatively flat. Online sales continued to grow at a double digit rate in 2007. HSN revenue grew 4%, excluding America's Store which ceased operations on April 3, 2007. Revenue reflects a 2% increase in average price point on a 1% increase in units shipped. Overall units shipped in 2007 were negatively impacted by reduced sales associated with the shutdown of America's Store. Revenue at HSN, excluding America's Store, reflects a 2% increase in average price point and a 3% increase in units shipped, partially offset by a 70 basis point increase in average return rates primarily due to a shift in sales mix. Catalogs revenue grew primarily from a 5% increase in average price point, partially offset by a 2% decrease in units shipped resulting principally from a planned decrease in circulation at certain catalogs.

        Operating Income Before Amortization decreased 22% to $210.8 million, primarily due to a 130 basis point decrease in gross margins, increased general and administrative expense of $23.8 million, and increased selling and marketing expense of $15.2 million. Gross margins were adversely impacted by an increase of $59.8 million in the cost of products sold, $4.4 million of which relates to an increase in inventory reserves, a shift in mix to lower gross margin products and an increase of $12.5 million in shipping and handling costs. The increase in general and administrative expense consists primarily of higher compensation and other employee-related costs of $11.9 million and increases of $3.6 million in bad debt expense and $3.4 million in professional fees. The increase in bad debt expense is primarily due to increased Flexpay sales at HSN. Flexpay allows customers to pay for merchandise in interest free monthly payments over a 2-6 month period. Flexpay sales were 54% and 48% of total HSN sales for 2007 and 2006, respectively. Selling and marketing expense increased primarily due to increases of $6.7 million in on-air distribution costs, $6.3 million in compensation and other employee-related costs and $1.7 million in advertising and promotional expenditures, partially offset by a decrease of $6.6 million in catalog circulation costs.

        Operating income decreased 19% to $185.7 million, primarily due to the decrease in Operating Income Before Amortization described above and a $9.3 million increase in amortization of non-cash marketing, partially offset by a $21.4 million decrease in amortization of intangibles resulting from certain intangible assets being fully amortized in 2006 and 2007, as well as a $3.9 million decrease in non-cash compensation expense.

        Disappointing results at the catalogs business during the fourth quarter reflected both specific merchandising and execution issues at certain titles, as well as the difficult macro environment for retailers, particularly in the home category. As a result, the Company is recalibrating its 2008 plans for this business by, among other things, reducing inventory purchases and capital and operating expenditures and revisiting merchandising and marketing, including catalog circulation, strategies. We expect difficult profit comparisons for at least the first six months of the year as these steps will not be sufficient to offset expected continued pressure on margins.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 10% to $2.9 billion, principally reflecting the inclusion of Cornerstone Brands since its acquisition in April 2005 and subsequent growth of the catalogs business in 2006. Revenue in 2006 was also favorably impacted by the acquisition of Shoebuy in February 2006. Revenue benefited from a 7% increase in units shipped, a 2% increase in average price point, partially offset by a 110 basis point increase in return rates. HSN's revenue remained relatively flat in 2006 primarily due to a 3% increase in units shipped, offset by a 160 basis point increase in return rates and a 2% decrease in average price point. Overall, HSN experienced a decrease in TV sales of products in the electronic/housewares and beauty categories, which contributed to flat revenue, despite double digit online sales growth. In addition, HSN's sales were also adversely impacted by higher overall return rates in several product categories, as well as product mix shifts into categories with generally higher average return rates.

        Operating Income Before Amortization decreased 3% to $268.9 million, primarily due to higher operating costs associated with increased catalog circulation and a $9.4 million increase in on-air distribution costs, partially offset by the higher revenue noted above and a 40 basis point increase in gross margins. Although Retailing benefited from higher gross margins at the catalogs business, gross margins at HSN declined 70 basis points principally due to higher return rates and an increase of $15.8 million in shipping and handling costs. Gross margins in 2005 were impacted by a $5.8 million favorable adjustment to certain accrued liabilities. Higher return rates negatively impact both revenue and gross margins as higher returns result in higher warehouse processing costs and higher inventory mark-downs for goods that are not resalable at full retail price. The impact of the increase in overall return rates on gross margins was $16.4 million in 2006.

        Operating income increased 5% to $228.0 million despite the decrease in Operating Income Before Amortization described above primarily due to a $23.2 million decrease in the amortization of intangibles resulting from certain intangible assets being fully amortized in 2006, partially offset by a $4.3 million increase in non-cash compensation expense.

Transactions

        Revenue from the Transactions sector increased 5% for 2007, driven by worldwide growth in ticket volumes at Ticketmaster and strong growth at ServiceMagic, partially offset by a decline at LendingTree. Operating Income Before Amortization declined reflecting the effect of the continued deterioration in the overall mortgage market on LendingTree and higher fixed costs and royalties at Ticketmaster. Operating Income was further impacted by an impairment charge related to the write-down of the goodwill and certain intangible assets of the LendingTree segment.

        Revenue from the Transactions sector increased 15% for 2006, driven primarily by growth at Ticketmaster, due to higher domestic concert sales and continued international expansion. LendingTree had significant revenue growth but higher marketing expenses and increased operating costs contributed to a year-over-year decline in LendingTree's Operating Income Before Amortization and operating income.

        In addition to the reporting segment results discussed below, the Transactions sector includes the results of the Real Estate reporting segment as noted on pages 53 through 54.

  Ticketmaster

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue grew 17% to $1.3 billion, driven by increases in both domestic and international revenue as worldwide tickets sold increased 11%, with a 4% increase in average revenue per ticket. Domestic revenue increased 8%, primarily due to a 4% increase in average revenue per ticket along with a 3% increase in the number of tickets sold. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees due in part to annual contractual increases. International revenue increased by 40%, or 31% excluding the impact of foreign exchange, primarily due to increased revenue from the United Kingdom and Canada. International acquisitions contributed approximately $23.2 million to Ticketmaster's overall revenue growth in 2007.

        Operating Income Before Amortization decreased less than 1% to $263.6 million, primarily due to increases in cost of sales, general and administrative expense and selling and marketing expense. The increase in cost of sales was driven primarily by increases of $66.1 million in ticketing royalties due in part to the increase in revenue noted above and higher royalty rates, $24.1 million in compensation and other employee-related costs associated, in part, with an 11% increase in headcount, and $16.7 million in credit card processing fees. General and administrative expense increased by $29.6 million primarily due to an increase of $8.7 million in certain litigation reserves in the current year period compared to the prior year period which included a reduction of $5.8 million in certain litigation reserves. Also contributing to the increase in general and administrative expense is an increase of $6.8 million in compensation and other employee-related costs as Ticketmaster continues to build out its worldwide infrastructure. In addition, selling and marketing expense increased $21.8 million, primarily due to an increase of $17.5 million in advertising and promotional expenditures including expenses related to sports sponsorship agreements.

        Operating income decreased 1% to $235.0 million, primarily due to the decrease in Operating Income Before Amortization described above and a $2.4 million increase in non-cash compensation expense, partially offset by a decrease in amortization of intangibles.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 14% to $1.1 billion, driven by increases in both domestic and international revenue as total worldwide tickets sold increased by 7%, with a 6% increase in average revenue per ticket. Domestic revenue increased by 12%, primarily due to higher domestic concert ticket sales, along with a 6% increase in average domestic revenue per ticket. The increase in average domestic revenue per ticket resulted in part from a product mix shift towards live music events. International revenue increased by 20%, or 17% excluding the impact of foreign exchange, primarily due to Ticketmaster's purchase of the remaining interest in its Australian joint venture in April 2005, along with increased revenue from the United Kingdom and Canada. International acquisitions contributed approximately $16.5 million to Ticketmaster's overall revenue growth in the year.

        Operating Income Before Amortization and operating income increased 21% and 25%, respectively, to $264.4 million and $237.3 million, respectively, growing at a faster rate than revenue primarily due to operational efficiencies resulting from increased on-line ticket volumes, increased average revenue per ticket and sales distribution efficiencies. These favorable impacts were partially offset by increased cost of sales and general and administrative expenses. The increase in cost of sales was driven primarily by increases of $53.3 million in ticketing royalties resulting primarily from higher royalty rates, $11.6 million in compensation and other employee-related costs and $7.8 million in credit card processing fees due in part to higher revenue. General and administrative expense increased by $7.3 million primarily due to an increase of $12.6 million in compensation and other employee-related costs, partially offset by a $5.8 million reduction in litigation reserves and other non-recurring items. Operating income also benefited from a decrease in the amortization of intangibles.

  LendingTree

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue decreased 29% to $304.4 million, primarily due to fewer loans sold into the secondary market, lower revenue per loan sold and fewer loans closed at the exchange. Lenders' narrowing focus on traditional mortgage products in reaction to changes in the mortgage market contributed to lower close rates, a shift to lower margin products, and lower revenue per loan sold at LendingTree Loans. Revenue from home equity loans fell 58% due in part to an exit from certain home equity products at LendingTree Loans and as a result of deteriorating market conditions. Additionally, purchase mortgage revenue and refinance mortgage revenue declined 21% and 16%, respectively. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2007 decreased 23% to $24.9 billion. This includes refinance mortgages of $13.0 billion, purchase mortgages of $6.9 billion and home equity loans of $4.2 billion. The dollar value of closed loans in 2006 was $32.1 billion, including refinance mortgages of $16.9 billion, purchase mortgages of $8.3 billion and home equity loans of $5.9 billion.

        Operating Income Before Amortization decreased $86.1 million to a loss of $22.5 million, declining at a faster rate than revenue due to higher costs per loan sold resulting from lower close rates and stricter underwriting criteria, and $21.6 million in restructuring costs, due, in part, to a reduction in workforce, partially offset by a decrease of $26.8 million in selling and marketing expense. The decrease in selling and marketing expense is primarily due to a decrease of $26.9 million in advertising and promotional expenditures resulting from decreased spending associated with online, television and print advertising. Operating Income Before Amortization was adversely impacted by a $20.2 million provision for loan losses in 2007, compared to $6.6 million in 2006. The 2007 provision reflects the increased losses the company is experiencing with respect to obligations to investors with respect to previously sold loans. Operating Income Before Amortization benefited by $12.9 million due to the net impact of a favorable legal settlement and an increase in certain legal reserves.

        Operating income decreased $557.6 million to a loss of $509.5 million, resulting primarily from a goodwill impairment charge of $459.5 million which was recorded in the fourth quarter of 2007 in the accompanying consolidated statements of operations as a component of operating income. In addition, an impairment charge of $16.2 million was recorded in the fourth quarter of 2007 in connection with the write-down of certain intangible assets which has been included in amortization of intangibles in the accompanying consolidated statement of operations. These impairments resulted from the Company's reassessment of the likely future profitability of LendingTree in light of the persistent adverse mortgage market conditions and the operational strategies the company has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage products, the decline in real estate values and a high rate of delinquency for existing mortgages. The company has significantly reduced its mortgage origination operations in response to these conditions which will reduce or slow its ability to react to possible improvements in the market. The impairments at the LendingTree segment occurred during the fourth quarter of 2007 as the Company completed an updated assessment of mortgage market conditions and the development and implementation of LendingTree's responsive operational strategies, and quantified these considerations in LendingTree's future forecasted results. These impairments were identified in connection with the Company's annual impairment assessment which is performed as of October 1st. Also contributing to the increase in operating loss was the decrease in Operating Income Before Amortization described above and an increase in non-cash compensation expense.

        As noted above, in response to adverse mortgage market conditions, we have significantly reduced our mortgage origination operations, incurred substantial restructuring charges, recorded significant provisions for loan losses and recorded substantial impairment charges. Given that overall conditions in the credit markets and the mortgage market continue to evolve rapidly, no assurances can be made that the changes we have undertaken will be sufficient or that we will not be required to take additional impairment or restructuring charges.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 17% to $428.8 million, driven primarily by higher revenue per loan, increased sales of loans into the secondary market and increased transmit revenue due to both growth in Qualification Form volume and higher prices on the exchange. Increased revenue from settlement services also impacted revenue growth in 2006. Revenue from refinance mortgage, home equity loans and purchase mortgage loans grew 15%, 16% and 26%, respectively, from the prior year, despite the difficult market conditions in 2006. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2006 decreased 8% to $32.1 billion. This includes refinance mortgages of $16.9 billion, purchase mortgages of $8.3 billion and home equity loans of $5.9 billion. The dollar value of closed loans in 2005 was $34.7 billion, including refinance mortgages of $19.8 billion, purchase mortgages of $8.0 billion and home equity loans of $5.8 billion.

        Operating Income Before Amortization decreased 21% to $63.6 million in 2006, negatively impacted by increased marketing expenses as a percentage of revenue due in part to lower close rates. Margins were also impacted by an increase of $11.1 million in general and administrative expenses, $7.2 million of which relates to an increase in compensation and other employee-related costs, and higher costs associated with the origination of loans sold into the secondary market. Margins in 2006 and 2005 were negatively impacted by accruals of $3.5 million and $5.8 million, respectively, related to an adverse legal judgment.

        Operating income decreased 13% to $48.1 million in 2006 due to the decrease in Operating Income Before Amortization described above, partially offset by a $7.0 million decrease in amortization of intangibles and a $2.8 million decrease in non-cash compensation expense.

  ServiceMagic

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue grew 47% to $93.4 million, benefiting from a 37% increase in customer service requests, improved monetization of service requests and a 9% increase in the number of service providers in the network.

        Operating Income Before Amortization and operating income increased 29% and 42%, respectively, to $20.8 million and $17.6 million, respectively, primarily due to the increase in revenue noted above, partially offset by increases of $10.2 million in general and administrative expense and $8.2 million in selling and marketing expense. These increases are primarily related to increases in compensation and other employee-related costs associated with the opening of a new call center in Kansas City, the expansion of the sales force and increased marketing expenses.

        ServiceMagic's results for the year were strong, although it did experience slower growth in its higher margin non-essential home repair and improvement requests during the fourth quarter. While difficult to say with certainty, we believe that this was due, in part, to the general economic slowdown, particularly its impact on housing and consumer spending. We continue to invest in this business to enhance its long-term prospects, but near term results may be impacted if current adverse economic conditions persist.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 55% to $63.7 million, benefiting from a 41% increase in customer service requests and a 22% increase in the number of service providers in the network.

        Operating Income Before Amortization and operating income increased 44% and 39%, respectively, to $16.2 million and $12.4 million, respectively, primarily due to the increase in revenue noted above, partially offset by increases in both selling and marketing expense and general and administrative expense. These increases in expense are primarily related to increases in compensation and other employee-related costs associated, in part, with a 27% and 77% increase in headcount, respectively.

Media & Advertising

        Media & Advertising consists of the results of IAC Search & Media (since its acquisition on July 19, 2005), Citysearch and Evite. IAC Search & Media consists of proprietary properties such as Ask.com and Fun Web Products, and network properties which include distributed search, sponsored listings and toolbars.

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue grew 39% to $758.5 million, primarily due to an increase in queries from distributed search and sponsored listings and an increase in both revenue per query and queries at Fun Web Products and Ask. Within IAC Search & Media, network revenue growth outpaced that of proprietary revenue primarily due to an increase in distributed search and sponsored listings. Proprietary revenue grew on the strength of Fun Web Products and Ask.com.

        Operating Income Before Amortization increased 50% to $87.7 million, primarily due to the revenue growth noted above, as well as a reduction in the current year marketing expense of $17.4 million resulting from the capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred (see Note 2 to the consolidated financial statements). The increase in Operating Income Before Amortization was adversely impacted by increases of $21.5 million in selling and marketing expense and $7.1 million in other operating expense at IAC Search & Media and an increase of $10.2 million in selling and marketing expense at Citysearch. The increases in selling and marketing expense at IAC Search & Media and Citysearch are primarily due to Ask.com's 2007 ad campaign and the opening of a new Citysearch call center in late 2006. Operating Income Before Amortization also reflects increased cost of sales primarily related to revenue share payments to third party traffic sources which is a direct result of the growth in network revenue.

        Operating loss decreased $35.4 million to income of $29.4 million, due to the increase in Operating Income Before Amortization described above, as well as a $10.0 million decrease in amortization of intangibles, partially offset by a $4.0 million increase in amortization of non-cash marketing.

        The Company has entered into a new paid listings agreement with Google effective January 1, 2008. The new contract limits our ability to syndicate sponsored listings to certain partners, which will lead to a greater percentage of revenues for our Media & Advertising sector coming from the higher-margin proprietary side of the business, and a lesser percentage from the lower-margin syndication business. As a result, in 2008 we expect to see margin expansion and a benefit to profit growth, while simultaneously seeing a negative impact on revenue growth.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue and Operating Income Before Amortization grew to $544.2 million and $58.3 million, respectively, primarily due to the inclusion of a full year of results from IAC Search & Media in 2006 and increased traffic at Citysearch, which favorably impacted its pay-for-performance revenue.

        Operating loss was $6.0 million in 2006 compared to operating income of $7.7 million in 2005, despite the increase in Operating Income Before Amortization described above primarily due to a $29.6 million increase in amortization of non-cash marketing and an $11.8 million increase in the amortization of intangibles resulting from the IAC Search & Media acquisition.

        On a stand alone basis, IAC Search & Media revenue increased 27% compared to its prior year period. Revenue growth was primarily driven by higher search queries, partially offset by a decline in non-search advertising revenue. Network revenue grew at a faster rate than proprietary revenue due to an increase in distributed search results and traffic from our syndicated portals. Proprietary revenue growth was attributable to strength in the Fun Web Products business and at Ask.com in the U.S., partially offset by weakness at Ask.com in the U.K. IAC Search & Media's Operating Income Before Amortization grew at a slower rate than revenue primarily due to increased cost of sales related to revenue share payments to third party traffic sources. Operating Income Before Amortization was further impacted by increases of $49.0 million in selling and marketing expense and $7.9 million in other operating expense. Partially offsetting these factors was a decrease of $16.6 million in general and administrative expense related primarily to lower professional fees.

Membership & Subscriptions

        Membership & Subscriptions sector results for 2007 benefited from the inclusion of the results of ResortQuest Hawaii, which was acquired on May 31, 2007, and increased transaction volume and membership at Interval, as well as increased average revenue per subscriber at Match.

        Membership & Subscriptions sector results in 2006 were led by continued worldwide growth in subscribers and an increase in average revenue per subscriber at Match as well as increased membership and transaction volume at Interval, partially offset by revenue declines at Entertainment as a result of lower sales of its spring season product offering.

  Interval

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue grew 25% to $360.4 million, primarily due to the acquisition of ResortQuest Hawaii on May 31, 2007, which contributed $42.0 million to Interval's overall revenue in 2007. Revenue growth of 10%, excluding ResortQuest Hawaii, was driven by strong transaction revenue, due to 6% growth in confirmed vacations and higher average fees, and a 6% increase in members reflecting strong new member growth combined with a sustained retention rate. Total members increased to approximately 2.0 million.

        Operating Income Before Amortization and operating income increased 20% and 23%, respectively, to $138.7 million and $111.7 million, respectively, growing at a slower rate than revenue due primarily to the inclusion of the results of ResortQuest Hawaii in 2007.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew by 11% to $288.6 million, due to a 5% increase in confirmed vacations and higher average fees. Total active members increased 4% to nearly 1.9 million.

        Operating Income Before Amortization and operating income grew by 15% and 20%, respectively, to $115.9 million and $90.7 million, respectively, primarily due to the higher revenue noted above and, to a lesser extent, improved operating efficiencies as a result of growth in confirmations online. Vacations confirmed online were 24% during 2006 compared with 21% in 2005. Operating Income Before Amortization and operating income were also impacted by increased expenses of $2.3 million in advertising and promotional expenditures and $3.5 million in general and administrative expense, $0.8 million of which relates to an increase in compensation and other employee-related costs associated with increased staffing.

  Match

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue grew 12% to $348.7 million, reflecting higher average prices in North America which contributed to an 11% increase in average revenue per subscriber. International and worldwide subscribers grew 11% and 1%, respectively. The growth in international paid subscribers was driven by expansion in several markets, most notably the United Kingdom and Scandinavia.

        Operating Income Before Amortization increased 24% to $78.4 million, growing at a faster rate than revenue primarily due to lower operating costs and a lower international cost of customer acquisition as a percentage of revenue.

        Operating income increased 13% to $65.8 million primarily due to the increase in Operating Income Before Amortization discussed above as well as a decrease in amortization of intangibles, partially offset by an $8.2 million increase in amortization of non-cash marketing.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 25% to $311.2 million, reflecting a 7% increase in worldwide paid subscribers to 1.3 million and an increase in the average revenue per paid subscriber, due in part to a greater percentage of subscribers at higher package prices versus the prior year. International paid subscribers grew 13% over the prior year period driven by expansion in several markets, most notably the United Kingdom and Scandinavia.

        Operating Income Before Amortization increased 32% to $63.4 million, primarily due to the higher revenue noted above and $1.7 million in reduced website hosting expenses, partially offset by increased marketing expense in international markets and increased operating costs of $4.3 million related to Chemistry.com, which launched nationally during the first quarter of 2006.

        Operating income increased 32% to $58.4 million primarily due to the increase in Operating Income Before Amortization discussed above as well as a decrease in amortization of intangibles, partially offset by a $3.0 million increase in amortization of non-cash marketing.

  Entertainment

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue decreased 7% to $182.7 million, primarily due to decreased sales of coupon books and gift wrap through schools and community groups as well as a planned decline in the spring season product offering, partially offset by an increase in paid advertising.

        Operating Income Before Amortization decreased 36% to $8.9 million, primarily due to the decrease in revenue noted above, partially offset by decreases of $3.2 million in advertising and promotional expenditures and $1.6 million in general and administrative expense.

        Operating loss decreased 75% to a loss of $50.9 million, due to the decrease in Operating Income Before Amortization described above and a goodwill impairment charge of $48.3 million in the fourth quarter 2007 as compared to $189.1 million in the fourth quarter 2006. The goodwill impairment charges are recorded as a component of operating income in the accompanying consolidated statements of operations. In addition, impairment charges of $8.9 million and $25.4 million were recorded in the fourth quarters of 2007 and 2006, respectively, in connection with the write-down of certain intangible assets which has been included in amortization of intangibles in the accompanying consolidated statements of operations. The 2007 impairment charges at the Entertainment segment primarily resulted from the continued deterioration in the profitability in the company's core fundraising business, despite steps taken to mitigate this deterioration, and management's decision to explore all strategic alternatives for the business. The 2006 impairment charges primarily resulted from the significant continued deterioration in the core fundraising channels in which Entertainment operates and the anticipated deterioration of the company's fourth quarter 2006 financial performance. The impairments at the Entertainment segment became evident in the fourth quarters of 2007 and 2006 as the majority of its sales and all of its operating profits occur in the fourth quarter due to the highly seasonal nature of the business. In 2007, an additional consideration was the Company's decision to pursue all strategic alternatives with respect to this business. These impairments were identified in connection with the Company's annual impairment assessment which is performed as of October 1st.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue decreased 10% to $196.8 million in 2006, primarily due to lower sales of the spring season product offering and lower local coupon book sales through schools and community groups, slightly offset by growth in other brochure-based products and higher online and direct sales.

        Operating Income Before Amortization decreased 21% to $13.9 million, primarily due to the lower revenue noted above and an increase of $1.8 million in advertising and promotional expenditures in 2006, partially offset by cost cutting initiatives and a decrease of $3.9 million in compensation and other employee-related costs as a result of decreased headcount.

        Operating income decreased by $216.3 million to a loss of $205.2 million in 2006, primarily due to a goodwill impairment charge of $189.1 million and an impairment charge of $25.4 million in connection with the write-down of certain intangible assets as described above. Also contributing to the increase in the operating loss was the decrease in Operating Income Before Amortization described above.

Corporate and Other

  For the years ended December 31, 2007, 2006 and 2005

        Corporate operating expenses in 2007, 2006 and 2005 were $199.4 million, $173.4 million and $240.6 million, respectively. Corporate operating expenses include non-cash compensation expense and in 2007 and 2005 include transaction expenses related to the Proposed Spin-Offs and the Expedia spin-off, respectively. Refer to the consolidated general and administrative expense discussion on page 46 for additional information.

        The Company expects corporate operating expenses to significantly increase in 2008 due to legal (including litigation), accounting and other professional and consulting fees relating to, and charges associated with equity award modifications to be made in connection with, the Proposed Spin-Offs.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2007, the Company had $1.6 billion of cash and cash equivalents and restricted cash and cash equivalents and $326.8 million of marketable securities, including $313.6 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

        During 2007 and 2006, IAC purchased 15.6 million and 36.4 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $508.6 million and $999.7 million, respectively. IAC also repurchased an additional 6.0 million shares of IAC common stock on January 10, 2008 for $145.5 million. In 2006, IAC's Board of Directors authorized the repurchase of up to 60 million shares of IAC common stock of which 44.8 million shares remain at February 1, 2008. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $879.1 million and $828.4 million in 2007 and 2006, respectively. The increase of $50.7 million in net cash provided by operating activities reflects an increase in net proceeds from sales of loans held for sale of $153.2 million and an increased contribution from Ticketmaster client funds of $69.5 million which is primarily due to timing of settlements with clients, partially offset by an increase in cash taxes paid of $152.8 million. During 2007, inventory increased by $6.0 million to $332.0 million from $326.0 million at December 31, 2006, primarily due to increased merchandise purchases as well as lower than anticipated sales at the catalogs business as the company experienced execution issues at certain of its brands. This increase is partially offset by decreased inventory levels at HSN.

        Net cash provided by investing activities attributable to continuing operations in 2007 of $72.8 million primarily resulted from the net proceeds of $583.4 million related to the purchases, sales and maturities of marketable securities, partially offset by capital expenditures of $231.9 million, acquisitions, net of cash acquired, of $191.9 million, and the net increase in long-term investments of $120.7 million. During 2007 the Company invested $256.2 million in entities that are accounted for under the equity method. The most significant investment made by the Company was in Front Line Management Group, Inc, and included the conversion of a $26.5 million convertible note. On August 9, 2007, the Company sold a portion of its investment in Front Line to the Warner Music Group at the same per share price that the Company paid to acquire its investment in Front Line. Net cash provided by investing activities attributable to continuing operations in 2006 of $495.2 million primarily resulted from the net proceeds of $609.0 million related to the purchases, sales and maturities of marketable securities and proceeds from the sale of PRC of $267.6 million, partially offset by capital expenditures of $243.6 million and acquisitions, net of cash acquired, of $117.6 million.

        During January 2008, the Company completed the acquisitions of Paciolan, Inc. and GET ME IN! Ltd, and an investment in The HealthCentral Network. During February 2008, the Company completed its acquisition of TicketsNow International, Inc. The aggregate consideration for these transactions is approximately $450 million.

        Net cash used in financing activities attributable to continuing operations in 2007 of $800.6 million was primarily due to the purchase of treasury stock of $542.9 million, net payments under various lines of credit, primarily warehouse lines, of $259.0 million at LendingTree Loans, the issuance of common stock pursuant to stock-based awards, net of withholding taxes, of $64.2 million and principal payments on long-term obligations of $21.6 million, partially offset by the excess tax benefits from stock-based awards of $82.9 million. The net payments under various lines of credit, primarily warehouse lines, is directly related to the net proceeds from sales of loans held for sale included within cash flows from operating activities. Net cash used in financing activities attributable to continuing operations in 2006 of $891.7 million was primarily due to the purchase of treasury stock in the amount of $983.2 million, partially offset by the proceeds from the issuance of common stock pursuant to stock-based awards, net of withholding taxes, of $93.8 million.

        Net cash used in discontinued operations in 2007 of $17.5 million relates primarily to the operations of HSE and iBuy. Net cash used in discontinued operations in 2006 of $22.7 million relates primarily to the operations of HSE. The Company does not expect future cash flows associated with existing discontinued operations to be significant.

        As of December 31, 2007, the Company had $946.4 million in short and long-term obligations, of which $111.9 million, consisting primarily of various warehouse lines of credit, the LendingTree Loans installment note payable due January 31, 2008 and the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"), are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013 (the "2002 Senior Notes") and the Liberty Bonds due September 1, 2035. Interest on the Liberty Bonds is payable at a rate of 5% per annum.

        As of December 31, 2007, LendingTree Loans had committed lines of credit, primarily warehouse lines, totaling $550 million, of which $500 million expired on January 31, 2008, and $50 million expires on October 31, 2008, and an uncommitted line of credit of $150 million. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 75 to 100 basis points, but may be higher under certain circumstances. The committed line that expired on January 31, 2008 was subsequently renewed at a reduced size of $50 million and will expire on the earlier of sixty days prior to the Proposed Spin-Offs or January 24, 2009 and can be cancelled at the option of the lender without default upon sixty days notice. The interest rate under this line of credit increased at the renewal date to 30-day LIBOR plus 140 basis points, but may be higher under certain circumstances. At December 31, 2007 there was $79.4 million outstanding under the committed lines of credit. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) positive pre-tax net income on a quarterly basis. During the fourth quarter, LendingTree Loans was not in compliance with the quarterly positive pre-tax net income covenant set forth in one of its lines of credit. LendingTree Loans received a waiver of this covenant breach on February 8, 2008. Borrowings under all of LendingTree Loans' lines of credit are non-recourse to IAC and LendingTree. Funding liquidity to mortgage companies continues to be constrained, and the situation continues to evolve rapidly. While LendingTree Loans believes that the availability under its existing facilities will be sufficient to fund its operating needs in the foreseeable future, given that LendingTree Loans is highly dependent on the availability of credit to finance its operations, continuing disruptions in the credit markets, including its inability to renew or replace existing facilities upon expiration or termination, could adversely impact its results of operations and financial condition.

        In connection with the IAC Search & Media acquisition, IAC guaranteed $115 million principal amount of the Convertible Notes, which are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During 2007, $7.7 million of Convertible Notes was converted into 0.3 million IAC common shares and 0.3 million Expedia common shares. The remaining outstanding principal amount of the Convertible Notes is $12.3 million at December 31, 2007.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions, in addition to those described above, which could result in the reduction of its cash balance or the incurrence of debt. The Company expects that 2008 capital expenditures will be approximately the same as in 2007.

        The Company has considered its anticipated operating cash flows in 2008, cash and cash equivalents and marketable securities, current borrowing capacity under LendingTree Loans' existing lines of credit and access to capital markets and believes that these are sufficient to fund its operating needs, including debt requirements, commitments and contingencies and capital and investing commitments for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Short and long-term obligations(b)	$1,339,244	$166,831	$107,129	$113,667	$951,617
Capital lease obligations	323	300	23	—	—
Purchase obligations(c)	189,171	65,258	90,612	18,212	15,089
Operating leases	571,924	80,178	129,931	91,718	270,097

Total contractual cash obligations	$2,100,662	$312,567	$327,695	$223,597	$1,236,803

(a)
At December 31, 2007, the Company has recorded approximately $276.2 million of unrecognized tax benefits which included accrued interest of $40.6 million. This amount includes approximately $83.9 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at December 31, 2007.

(c)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More Than 5 years
	(In Thousands)
Letters of credit, guarantees and surety bonds	$75,224	$66,040	$4,855	$2,285	$2,044

*
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

Off-Balance Sheet Arrangements

        Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2007.

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

One-Time Items

        Operating Income Before Amortization is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At December 31, 2007, there was approximately $47.0 million of NBC Universal Advertising credits available for use.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net earnings available to common shareholders in total for the years ended December 31, 2007, 2006 and 2005, see Note 9 to the consolidated financial statements.

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

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, this is primarily property, plant and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal on Long-Lived Assets" ("SFAS 144"), impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The determination of cash flows is based upon assumptions that may not occur. The value of long-lived assets that is subject to assessment for impairment in accordance with SFAS 144 is $956.0 million at December 31, 2007.

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows. This discounted cash flow analysis utilizes an evaluation of historical and forecasted operating results. The determination of discounted cash flows is based upon forecasted operating results that may not occur. The annual assessments for 2007 and 2006 identified impairment charges for the LendingTree and Entertainment reporting units and the Entertainment reporting unit, respectively, as more fully described above in "Results of Operations for the Years Ended December 31, 2007, 2006 and 2005". The value of goodwill and indefinite-lived intangible assets that is subject to assessment for impairment in accordance with SFAS 142 is $6.5 billion and $1.1 billion, respectively, at December 31, 2007.

  Marketable Securities

        The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies and municipalities and foreign sovereignties and investment grade corporate securities. In addition, the Company holds approximately 5.5 million shares of Arcandor AG at December 31, 2007. The unrealized gains and losses on these securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.

        The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairment of its investments. Investments are considered to be impaired when a decline in fair value below the cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, an impairment loss is recorded in current earnings and a new cost basis in the investment is established. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause declines in the value the Company's investment in marketable securities to decline.

  Returns Reserves

        Revenue from Retailing primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. In accordance with Staff Accounting Bulletin 104, revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. Retailing's sales policy allows customers to return merchandise for a full refund or exchange, subject in some cases to restocking fees and exceptions for certain merchandise. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Retailing's estimated return percentages for 2007 and 2006 of 18.5% and 17.7%, respectively, were arrived at based upon historical levels of actual returns, and the percentages were applied against sales to arrive at net sales. Actual levels of product returns may vary from these estimates.

  Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company, and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible. As of December 31, 2007, the Company's allowance for doubtful accounts is $20.2 million.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 7, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2007, the balance of deferred tax liabilities, net, is $823.4 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results of the Company that vary significantly from anticipated results. Effective January 1, 2007, we adopted the provisions of FIN 48. As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

  Inventory Valuation

        Inventories are valued at the lower of cost or market, cost being determined based upon the first-in, first-out method. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Net realizable value is estimated by management based upon historical sales data, the age of inventory, the quantity of goods on hand and the ability to return merchandise to vendors. The actual net realizable value may vary from estimates due to changes in customer tastes or viewing habits, or judgmental decisions made by merchandising personnel when ordering new products. As of December 31, 2007, the Company had $332.0 million of inventory on hand.

  Loans Held for Sale

        Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States. LendingTree Loans originates residential loans with the intent to sell them in the secondary market. Loans held for sale are carried at the lower of cost or market value, determined on an individual basis for loans that have been impaired and on an aggregate basis for loans that have not been impaired. The cost basis of loans held for sale includes the capitalized cost associated with the interest rate lock commitments, deferred origination fees, deferred origination costs and prior to April 1, 2007 the effects of hedge accounting. The market value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. The December 31, 2007 consolidated balance sheet includes $86.8 million of loans held for sale, net of an associated reserve of $4.3 million.

        LendingTree Loans sells loans it originates to investors on a servicing released basis without recourse so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations, or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any losses from borrower defaults. As such, LendingTree Loans records a liability for the estimated obligation related to this exposure based, in part, on historical and projected loss frequency and loss severity and the value of loans previously sold. In determining the exposure associated with defaults of representation made to investors, management evaluates the loans by loan type. In the case of early payment payoffs, which occurs when a borrower prepays a loan prior to the end of the prepayment penalty period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs is calculated based on historical loss experience by type of loan. Specific circumstances may also cause management to estimate and record additional liabilities specific to a situation based on certain assumptions of future losses as a result of current activity. For the year ended December 31, 2007 LendingTree Loans increased its liability for losses on previously sold loans by approximately $15.5 million as a reduction to revenue. In 2007, $5.4 million was paid or written off against the liability. The related liability at December 31, 2007 is $13.9 million.

  Stock Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Prior to January 1, 2006, the Company had adopted the expense recognition provisions of SFAS No. 123 and was providing expense for stock-based compensation for the fair value of grants made on or after January 1, 2003 on a prospective basis and provided pro forma information in the notes to financial statements to present its results as if the fair value of all equity awards issued in years prior to 2003 were being expensed. There were no stock options granted by the Company during the years ended December 31, 2007 and 2006. As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of options issued in 2005 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.10%, a dividend yield of zero and volatility factors of 42%, based on the expected market price of IAC common stock based on historical trends and a weighted average expected life of the options of 6.5 years. The impact on compensation expense for the year ended December 31, 2007, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the outstanding options would be an increase of $0.9 million, $3.5 million, and $1.8 million, respectively. The Company also issues restricted stock units and performance stock units. For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and amortized ratably as non-cash compensation expense over the vesting term. For performance stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation when the performance targets are considered probable of being achieved. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the option is measured at the grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term.

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

        Revenue at the Interval segment is influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest bookings and the fourth quarter generally experiencing weaker bookings.

        Entertainment's revenue is significantly seasonal with the majority of the company's revenue and all of its profits earned in the fourth quarter.

New Accounting Pronouncements

        Refer to Note 2 to the consolidated financial statements for a description of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, loans held for sale, long-term debt, including the current portion thereof, and LendingTree Loans' lines of credit.

  Investment Portfolio

        The Company invests its excess cash in certain cash equivalents and marketable securities, which consist primarily of money market instruments and short-to-intermediate-term debt securities issued by the U.S. government, U.S. governmental agencies and municipalities and foreign sovereignties and investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and a new cost basis in the investment is established.

        Based on the Company's total debt investment securities as of December 31, 2007, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $3.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.6 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Loans Held for Sale

        LendingTree Loans' mortgage banking operations expose the Company to interest rate risk for loans originated until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into derivatives for risk management purposes, effective April 1, 2007 these derivative instruments no longer qualify for the hedge accounting provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. In 2007, the Company recognized losses of $1.1 million related to the changes in fair value of derivative instruments.

        In addition, LendingTree Loans provides interest rate lock commitments ("IRLCs") to fund mortgage loans at interest rates previously agreed upon with the borrower for specified periods of time, which also expose it to interest rate risk. IRLCs are considered derivative instruments and, therefore, are recorded at fair value, with changes in fair value reflected in current period earnings. To manage the interest rate risk associated with the IRLCs, the Company uses derivative instruments, including mortgage forward delivery contracts. These instruments do not qualify for hedge accounting. The net change in the fair value of these derivative instruments in 2007 resulted in losses of $0.8 million which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of December 31, 2007, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.2 million. As of December 31, 2007, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.3 million.

  Long-term Debt, including current maturities

        At December 31, 2007, the Company's outstanding debt approximated $946.4 million, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses interest rate swaps to hedge a portion of this interest rate exposure. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of December 31, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at December 31, 2007 resulted in gains of $4.5 million which have been entirely offset by corresponding losses attributable to the fair value of our fixed rate debt.

        The majority of the Company's outstanding fixed-rate debt at December 31, 2007 relates to the $750 million outstanding under the 2002 Senior Notes, the $80 million outstanding under the Liberty Bonds and the $12.3 million outstanding under the Convertible Notes. Excluding the $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $28.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        The Company formally designates and documents all hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transaction and the method of assessing ongoing effectiveness.

Equity Price Risk

        As a result of the sale of HSE on June 19, 2007, IAC received from Arcandor AG ("ARO"), formerly known as KarstadtQuelle AG, approximately 5.5 million shares of ARO stock valued at €141 million (the "ARO Shares"), plus additional consideration in the form of a derivative asset, that has value of up to €54 million within three years. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ultimate value of the derivative asset is dependent, in part, upon the average value of ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). If the Average Value of the ARO Shares is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. If the Average Value of the ARO Shares is equal to or greater than €195 million, IAC will receive no additional consideration. If the Average Value of the ARO Shares is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the value of the ARO Shares equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the derivative asset expires without any payment being made. The derivative asset is maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income. During 2007 the change in the fair value of this derivative asset resulted in a gain of $24.1 million which was recognized in current earnings. IAC's investment in ARO is accounted for as a marketable equity security and at December 31, 2007 is valued at €89 million. The related loss, net of deferred taxes, is included in other comprehensive income in the accompanying consolidated financial statements. The severity of the unrealized loss (fair value is approximately 37% less than cost) and duration of the unrealized loss (less than 6 months) are consistent with the weak and adverse conditions affecting the market in which Arcandor operates. The Company evaluated the prospects of Arcandor in relation to the severity and duration of the unrealized loss. Based on that evaluation and the Company's ability and intent to hold the ARO shares for a reasonable period of time sufficient for an expected recovery of fair value, the Company does not consider the unrealized loss related to the ARO shares to be other-than-temporary at December 31, 2007.

        Following the Expedia spin-off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are maintained at fair value each reporting period, and the changes in fair values, which are based upon changes in both IAC common stock and Expedia common stock, are recognized in current earnings as a component of other income. The net fair value adjustments recognized in current earnings during 2007 was a gain of $5.8 million.

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

        We have audited the accompanying consolidated balance sheets of IAC/InterActiveCorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 7 to the consolidated financial statements, on January 1, 2007, IAC/InterActiveCorp adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2008

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(In thousands, except per share data)
Product sales	$3,180,771	$3,127,958	$2,887,029
Service revenue	3,192,639	2,780,944	2,137,606

Net revenue	6,373,410	5,908,902	5,024,635
Cost of sales—product sales (exclusive of depreciation shown separately below)	1,934,976	1,860,245	1,715,154
Cost of sales—service revenue (exclusive of depreciation shown separately below)	1,439,480	1,120,174	892,295

Gross profit	2,998,954	2,928,483	2,417,186
Selling and marketing expense	1,343,542	1,265,840	965,077
General and administrative expense	842,938	748,220	725,911
Other operating expense	106,329	114,188	87,687
Amortization of non-cash marketing	54,112	37,125	—
Amortization of intangibles	147,417	182,732	185,157
Depreciation	156,416	150,503	127,073
Goodwill impairment	507,764	189,085	—

Operating (loss) income	(159,564)	240,790	326,281
Other income (expense):
Interest income	67,516	70,381	138,478
Interest expense	(61,069)	(60,075)	(77,316)
Gain on sale of VUE interests	16,669	—	523,487
Equity in income of unconsolidated affiliates	28,653	34,324	47,844
Other income (expense)	35,717	(2,458)	(12,552)

Total other income, net	87,486	42,172	619,941

(Loss) earnings from continuing operations before income taxes and minority interest	(72,078)	282,962	946,222
Income tax provision	(138,052)	(119,245)	(375,188)
Minority interest in losses (income) of consolidated subsidiaries	4,561	548	(2,129)

(Loss) earnings from continuing operations	(205,569)	164,265	568,905
Gain on sale of discontinued operations, net of tax	33,524	9,579	70,152
Income from discontinued operations, net of tax	27,976	13,221	230,626

(Loss) earnings before preferred dividends	(144,069)	187,065	869,683
Preferred dividends	—	—	(7,938)

Net (loss) earnings available to common shareholders	$(144,069)	$187,065	$861,745

(Loss) earnings per share from continuing operations:
Basic (loss) earnings per share	$(0.72)	$0.54	$1.70
Diluted (loss) earnings per share	$(0.72)	$0.51	$1.60
Net (loss) earnings per share available to common shareholders:
Basic (loss) earnings per share	$(0.50)	$0.61	$2.62
Diluted (loss) earnings per share	$(0.50)	$0.59	$2.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
		(Restated)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,585,302	$1,428,140
Restricted cash and cash equivalents	23,701	27,855
Marketable securities	326,788	897,742
Accounts receivable, net of allowance of $20,215 and $18,770, respectively	483,336	411,656
Loans held for sale, net	86,754	345,896
Inventories	331,970	325,976
Deferred income taxes	97,401	32,435
Prepaid and other current assets	352,177	488,557

Total current assets	3,287,429	3,958,257
Property, plant and equipment, net	651,474	594,536
Goodwill	6,473,014	6,849,976
Intangible assets, net	1,404,897	1,463,972
Long-term investments	450,318	168,791
Other non-current assets	257,388	161,256

TOTAL ASSETS	$12,524,520	$13,196,788

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
		(Restated)
	(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$111,857	$357,679
Accounts payable, trade	279,749	254,508
Accounts payable, client accounts	413,070	304,800
Deferred revenue	171,650	152,927
Income taxes payable	20,521	518,806
Accrued expenses and other current liabilities	691,965	678,268

Total current liabilities	1,688,812	2,266,988
Long-term obligations, net of current maturities	834,566	856,408
Income taxes payable	266,488	—
Other long-term liabilities	171,725	196,460
Deferred income taxes	938,786	1,112,577
Minority interest	40,481	24,881
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 758 and 846 shares, respectively, issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 417,077,599 and 410,485,690 shares, respectively, and outstanding 258,262,835 and 267,232,782 shares, including 200,000 and 231,204 shares of restricted stock, respectively	417	410
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,744,318	14,636,478
Retained earnings	567,820	291,192
Accumulated other comprehensive income	39,814	76,505
Treasury stock 158,814,764 and 143,252,908 shares, respectively	(6,768,739)	(6,260,145)
Note receivable from key executive for common stock issuance	—	(4,998)

Total shareholders' equity	8,583,662	8,739,474

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,524,520	$13,196,788

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Class B Convertible Common Stock $.001 Par Value
										Class B Convertible Common Stock $.01 Par Valu						Note Receivable From Key Executive for Stock Issuance
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value				Common Stock $.01 Par Value
														Accum Other Comp. Income
												Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares
	(Restated)				(In thousands)								(Restated)
Balance as of December 31, 2004	$14,587,822	$131	13,118	$—	—	$—	—	$3,485	348,492	$323	32,315	$14,062,605	$2,411,278	$81,051	$(1,966,053)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 2005	869,683	—	—	—	—	—	—	—	—	—	—	—	869,683	—	—	—
Foreign currency translation	(31,715)	—	—	—	—	—	—	—	—	—	—	—	—	(31,715)	—	—
Unrealized losses on available for sale securities	(22,709)	—	—	—	—	—	—	—	—	—	—	—	—	(22,709)	—	—
Net losses on derivative contracts	(554)	—	—	—	—	—	—	—	—	—	—	—	—	(554)	—	—

Comprehensive income	814,705

Non-cash compensation expense	192,266	—	—	—	—	—	—	—	—	—	—	192,266	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	32,427	—	—	7	7,150	—	—	54	5,458	—	—	32,366	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	75,820	—	—	—	—	—	—	—	—	—	—	75,820	—	—	—	—
Dividends on preferred stock	(7,938)	—	—	—	—	—	—	—	—	—	—	—	(7,938)	—	—	—
Sale of VUE interests	33,627	—	—	—	—	—	—	—	—	—	—	1,428,530	—	—	(1,394,903)	—
Issuance of securities in connection with the IAC Search & Media acquisition	1,736,788	—	—	—	—	—	—	379	37,856	—	—	1,736,409	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	3,507	—	—	—	37	—	—	—	—	—	—	3,507	—	—	—	—
Recapitalization of common stock (a)	—	—	—	392	391,806	32	32,315	(3,918)	(391,806)	(323)	(32,315)	3,817	—	—	—	—
Redemption of preferred stock	(655,727)	(131)	(13,117)	—	—	—	—	—	—	—	—	(655,596)	—	—	—	—
Spin-Off of Expedia to shareholders	(5,812,352)	—	—	—	—	—	—	—	—	—	—	(2,643,456)	(3,168,896)	—	—	—
Recognition of derivatives related to convertible notes and certain warrants, net	105,400	—	—	—	—	—	—	—	—	—	—	105,400	—	—	—	—
Purchase of treasury stock	(1,899,466)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,899,466)	—

Balance as of December 31, 2005	$9,206,879	$—	1	$399	398,993	$32	32,315	$—	—	$—	—	$14,341,668	$104,127	$26,073	$(5,260,422)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 2006	187,065	—	—	—	—	—	—	—	—	—	—	—	187,065	—	—	—
Foreign currency translation	45,350	—	—	—	—	—	—	—	—	—	—	—	—	45,350	—	—
Net gains on derivative contracts	4,319	—	—	—	—	—	—	—	—	—	—	—	—	4,319	—	—
Unrealized gains on available for sale securities	763	—	—	—	—	—	—	—	—	—	—	—	—	763	—	—

Comprehensive income	237,497

Non-cash compensation expense	88,174	—	—	—	—	—	—	—	—	—	—	88,174	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	94,008	—	—	8	7,972	—	—	—	—	—	—	94,000	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	2,186	—	—	—	—	—	—	—	—	—	—	2,186	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	92,685	—	—	3	3,521	—	—	—	—	—	—	92,682	—	—	—	—
Purchase of treasury stock	(999,723)	—	—	—	—	—	—	—	—	—	—	—	—	—	(999,723)	—
Spin-Off of Expedia to shareholders (b)	17,768	—	—	—	—	—	—	—	—	—	—	17,768	—	—	—	—

Balance as of December 31, 2006	$8,739,474	$—	1	$410	410,486	$32	32,315	$—	—	$—	—	$14,636,478	$291,192	$76,505	$(6,260,145)	$(4,998)

						Class B Convertible Common Stock $.001 Par Value
										Class B Convertible Common Stock $.01 Par Valu						Note Receivable From Key Executive for Stock Issuance
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value				Common Stock $.01 Par Value
														Accum Other Comp. Income
												Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares
	(Restated)				(In thousands)								Restated
Comprehensive income:
Net loss for the year ended December 31, 2007	(144,069)	—	—	—	—	—	—	—	—	—	—	—	(144,069)	—	—	—
Unrealized losses on available for sale securities	(41,564)	—	—	—	—	—	—	—	—	—	—	—	—	(41,564)	—	—
Foreign currency translation	7,228	—	—	—	—	—	—	—	—	—	—	—	—	7,228	—	—
Net losses on derivative contracts	(2,355)	—	—	—	—	—	—	—	—	—	—	—	—	(2,355)	—	—

Comprehensive income	(180,760)

Non-cash compensation expense	102,300	—	—	—	—	—	—	—	—	—	—	102,300	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	(72,226)	—	—	7	6,301	—	—	—	—	—	—	(72,233)	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	77,353	—	—	—	—	—	—	—	—	—	—	77,353	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	10,052	—	—	—	290	—	—	—	—	—	—	10,052	—	—	—	—
Purchase of treasury stock	(508,594)	—	—	—	—	—	—	—	—	—	—	—	—	—	(508,594)	—
Cumulative effect of adoption of FIN 48	420,697	—	—	—	—	—	—	—	—	—	—	—	420,697	—	—	—
Collection of note receivable from key executive for common stock	4,998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,998
Fair value adjustment for puttable minority interests	(9,632)	—	—	—	—	—	—	—	—	—	—	(9,632)	—	—	—	—

Balance as of December 31, 2007	$8,583,662	$—	1	$417	417,077	$32	32,315	$—	—	$—	—	$14,744,318	$567,820	$39,814	$(6,768,739)	$—

(a)
The recapitalization of common stock entitled the holder to exchange (i) each share of IAC $0.01 par value common stock into one share of IAC $0.001 par value common stock and 1/100 of a share of IAC Series 1 Mandatory Exchangeable Preferred Stock that automatically exchanged into one share of Expedia $0.001 par value common stock immediately following the Expedia spin-off and (ii) each share of IAC $0.01 par value Class B common stock into one share of IAC $0.001 par value Class B common stock and 1/100 of a share of IAC Series 2 Mandatory Exchangeable Preferred Stock that automatically exchanged into one share of Expedia $0.001 par value Class B common stock immediately following the Expedia spin-off. The approximately 31 million shares of IAC Series 1 Mandatory Exchangeable Preferred Stock and 2.6 million shares of IAC Series 2 Mandatory Exchangeable Preferred Stock that were issued in respect of IAC common stock and IAC Class B common stock held as treasury stock were redeemed prior to their exchange into Expedia shares. IAC had no ownership interest in Expedia after the spin-off of Expedia.

(b)
Due to a reconciliation of federal and state income taxes for the 2005 period prior to the Expedia spin-off and as provided for in the tax sharing agreement entered into with Expedia at the time of the Expedia spin-off, the Company recorded a $17.8 million reduction to the amount distributed to Expedia shareholders due to a reduced tax liability.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
(Loss) earnings before preferred dividends	$(144,069)	$187,065	$869,683
Less: income from discontinued operations, net of tax	(61,500)	(22,800)	(300,778)

(Loss) earnings from continuing operations	(205,569)	164,265	568,905
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	303,833	333,235	312,230
Goodwill impairment	507,764	189,085	—
Non-cash compensation expense	105,612	92,344	137,537
Amortization of cable distribution fees	4,866	29,565	70,401
Amortization of non-cash marketing	54,112	37,125	—
Deferred income taxes	(65,059)	6,975	(1,076,710)
Excess tax benefits from stock-based awards	—	—	152,710
Gain on sales of loans held for sale	(147,546)	(221,400)	(179,026)
Gain on sale of VUE interests	(16,669)	—	(523,487)
Equity in income of unconsolidated affiliates, net of dividends	(21,317)	(33,324)	(44,346)
Non-cash interest income	—	—	(17,573)
Minority interest in (losses) income of consolidated subsidiaries	(4,561)	(548)	2,129
Increase in cable distribution fees	—	(16,876)	(24,011)
Changes in current assets and liabilities:
Accounts receivable	(68,485)	(61,058)	(26,924)
Origination of loans held for sale	(5,822,599)	(7,841,607)	(7,381,439)
Proceeds from sales of loans held for sale	6,223,363	8,089,128	7,394,209
Inventories	(14,754)	(25,504)	9,096
Prepaid and other current assets	(95,371)	(14,952)	(32,167)
Accounts payable, income taxes payable and other current liabilities	3,481	23,239	435,825
Deferred revenue	28,357	30,992	43,795
Funds collected by Ticketmaster on behalf of clients, net	72,114	2,593	70,889
Other, net	37,532	45,107	19,158

Net cash provided by (used in) operating activities attributable to continuing operations	879,104	828,384	(88,799)

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(191,882)	(117,580)	(680,620)
Capital expenditures	(231,944)	(243,558)	(216,712)
Purchases of marketable securities	(783,783)	(934,769)	(2,158,694)
Proceeds from sales and maturities of marketable securities	1,367,178	1,543,818	3,124,145
Proceeds from sales of long-term investments	109,923	7,212	—
Increase in long-term investments	(230,584)	(20,666)	(32,363)
Proceeds from sale of VUE interests	15,669	—	1,882,291
Proceeds from sale of discontinued operations	4,173	267,637	—
Other, net	14,065	(6,848)	4,884

Net cash provided by investing activities attributable to continuing operations	72,815	495,246	1,922,931

Cash flows from financing activities attributable to continuing operations:
Borrowing under lines of credit	5,651,803	7,700,842	7,217,327
Repayments of lines of credit	(5,910,849)	(7,724,663)	(7,054,488)
Borrowings	—	—	80,000
Principal payments on long-term obligations	(21,620)	(12,266)	(400,200)
Purchase of treasury stock	(542,946)	(983,208)	(1,848,258)
Issuance of common stock, net of withholding taxes	(64,194)	93,780	(19,887)
Excess tax benefits from stock-based awards	82,885	17,997	—
Collection of note receivable from key executive for common stock issuance	4,998	—	—
Redemption of preferred stock	—	—	(655,727)
Preferred dividends	—	—	(9,569)
Other, net	(641)	15,868	(12,384)

Net cash used in financing activities attributable to continuing operations	(800,564)	(891,650)	(2,703,186)

Total cash provided by (used in) continuing operations	151,355	431,980	(869,054)

Net cash (used in) provided by operating activities attributable to discontinued operations	(15,809)	(7,790)	770,162
Net cash (used in) provided by investing activities attributable to discontinued operations	(965)	(14,160)	161,304
Net cash used in financing activities attributable to discontinued operations	(695)	(796)	(47,882)

Total cash (used in) provided by discontinued operations	(17,469)	(22,746)	883,584
Effect of exchange rate changes on cash and cash equivalents	23,276	31,826	(27,148)

Net increase (decrease) in cash and cash equivalents	157,162	441,060	(12,618)
Cash and cash equivalents at beginning of period	1,428,140	987,080	999,698

Cash and cash equivalents at end of period	$1,585,302	$1,428,140	$987,080

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        IAC/InterActiveCorp's operating businesses provide products and services through a diversified portfolio of specialized and global brands and are organized into the following sectors:

  •
  Retailing;

  •
  Transactions, which includes the Ticketmaster, LendingTree, Real Estate and ServiceMagic reporting segments;

  •
  Media & Advertising; and

  •
  Membership & Subscriptions, which includes the Interval, Match and Entertainment reporting segments.

        IAC enables billions of dollars of consumer direct transactions and advertising for products and services via interactive distribution channels. All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        On November 5, 2007, the Company announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies:

  •
  IAC, which is expected to include:

  •
  the businesses currently comprising its Media & Advertising sector;

  •
  the Match, ServiceMagic and Entertainment segments;

  •
  Shoebuy and ReserveAmerica, which are currently included in the Retailing and Ticketmaster segments, respectively;

  •
  the businesses currently comprising its Emerging Businesses group; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, which is expected to include HSN TV, HSN.com, and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Ticketmaster, which is expected to include its primary domestic and international operations as well as certain investments in unconsolidated affiliates;

  •
  Interval International, which is expected to include the businesses currently comprising the Interval segment; and

  •
  LendingTree, which is expected to include the businesses currently comprising the LendingTree and Real Estate segments.

        In this report, we refer to this transaction as the "Proposed Spin-Offs." The Proposed Spin-Offs are subject to a number of conditions, including, among others, final approval of the transaction specifics by the Company's Board of Directors, confirmation regarding the tax-free nature of the transaction, and the filing and effectiveness of registration statements with the Securities and Exchange Commission (the "SEC"). The Proposed Spin-Offs are expected to be completed late in the second or early in the third quarter of 2008. Upon completion of the Proposed Spin-Offs, IAC would have no ownership interest in HSN, Ticketmaster, Interval International and LendingTree.

        Beginning with the first quarter of 2007, the Transactions sector, formerly the Services sector, was renamed to more clearly reflect the nature of the activities of the businesses within that sector and

NOTE 1—ORGANIZATION (Continued)

several segment names were changed to identify the primary brand name within those segments, where practical. These name changes did not affect the composition of our reporting segments and did not have any impact on our financial reporting. Following the sale of the Company's German TV and internet retailer Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), on June 19, 2007, the segment formerly known as Retailing U.S. has been renamed Retailing.

Retailing

        Retailing markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network, (ii) catalogs, which consist primarily of the Cornerstone Brands portfolio of leading print catalogs and (iii) websites, which consist primarily of HSN.com, Shoebuy.com and branded websites operated by Cornerstone Brands.

Transactions

  Ticketmaster

        Ticketmaster is a leading provider of online and offline ticketing services. Ticketmaster and its affiliated brands and businesses provide online and offline ticketing services through Ticketmaster-owned and affiliated websites, call centers and independent retail outlets, serving many of the foremost venues, entertainment facilities, promoters, professional sports franchises, colleges and universities in the United States and abroad, including Australia, Canada, China, Denmark, Finland, Germany, Ireland, the Netherlands, New Zealand, Norway, Spain, Sweden, Turkey and the United Kingdom. Ticketmaster is also a party to joint ventures with third parties to provide ticket distribution services in Mexico and to supply ticketing services for the 2008 Beijing Olympic Games. Ticketmaster also licenses its technology in China, Mexico and certain other Latin American countries. In April 2005, Ticketmaster acquired the remaining interest in its Australian joint venture. Accordingly, the Company began to consolidate the results of the Australian joint venture effective April 2005. Ticketing also includes ReserveAmerica, a leading provider of campground reservation services and software to United States federal and state agencies.

  LendingTree

        LendingTree consists of businesses that offer lending and lending-related products and services, including loan settlement services, through online exchanges that connect consumers and service providers in the lending industry, other LendingTree-owned and affiliated websites and the telephone. LendingTree also originates, processes, approves and funds various residential real estate loans through Home Loan Center, which does business as LendingTree Loans in certain jurisdictions. The Home Loan Center and LendingTree Loans brand names are collectively referred to in these consolidated financial statements as "LendingTree Loans."

  Real Estate

        Real Estate consists of a proprietary full service real estate brokerage business that operates in fourteen markets, www.RealEstate.com, an online network that connects consumers with real estate brokerages around the country, iNest, an online provider of real estate services in the case of newly constructed homes, and Domania, an online lead provider for banks, mortgage lenders and real estate professionals.

NOTE 1—ORGANIZATION (Continued)

  ServiceMagic

        ServiceMagic is a leading online marketplace that connects consumers with pre-screened, customer-rated home service professionals by way of its patented and patent-pending proprietary technologies. ServiceMagic acquired ImproveNet in August 2005 and these two businesses have integrated their operations.

Media & Advertising

        Media & Advertising consists of IAC Search & Media, formerly known as Ask Jeeves, Inc., a provider of information search and related services, Citysearch, a network of local city guide websites, and Evite, a social planning website. IAC Search & Media provides, among other services, information search services through Ask.com, downloadable consumer applications with web search functionalities and display, search and contextual advertising services.

Membership & Subscriptions

  Interval

        The Interval segment consists of Interval Acquisition Corp. and its subsidiaries, or Interval, which provides timeshare exchange and membership services to its members and resort developers worldwide. Interval also provides vacation rental and property management services through ResortQuest Hawaii and ResortQuest Real Estate Hawaii, which it acquired on May 31, 2007.

  Match

        The Match segment consists primarily of Match.com, as well as uDate.com, Chemistry.com and related brands, all of which offer single adults a private and convenient environment for meeting other single adults through their respective websites, as well as through Match.com's affiliated networks.

  Entertainment

        Entertainment is a leading marketer of coupon book memberships, discounts, merchant promotions and Sally Foster® Gift Wrap.

Discontinued Operations

        On August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments (other than Interval and TV Travel Shop) into an independent public company. We refer to this transaction as the "Expedia spin-off" and to the new company that holds IAC's former travel and travel-related business and investments as "Expedia."

        During the second quarter of 2005, the Company sold its 48.6% ownership interest in EUVÍA and TV Travel Shop ceased operations. During the second quarter of 2006, Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations. Additionally, during the fourth quarter of 2006, PRC, IAC's former Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC's Emerging Businesses group, was classified as held for sale. During the second quarter of 2007, iBuy's assets were sold and HSE, which was previously reported in the International reporting segment of our Retailing sector, was also sold.

        Accordingly, discontinued operations in the accompanying consolidated statements of operations and cash flows include Expedia, EUVÍA, PRC and HSE through August 8, 2005, June 2, 2005,

NOTE 1—ORGANIZATION (Continued)

November 28, 2006 and June 19, 2007, respectively. TV Travel Shop, Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheets and consolidated statements of operations and cash flows for all periods presented. See Note 10 for a further description of discontinued operations.

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

        Investments in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. The Company evaluates each cost and equity method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to, the current business environment including competition and uncertainty of financial condition; going concern considerations such as the rate at which the investee company utilizes cash, and the investee company's ability to obtain additional private financing to fulfill its stated business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

Revenue Recognition

Retailing

        Revenue from Retailing primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. In accordance with Staff Accounting Bulletin 104, revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. Retailing's sales policy allows customers to return merchandise for a full refund or exchange, subject in some cases to restocking fees and exceptions for certain merchandise. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. The Company believes that actual returns of Retailing product sales have not materially varied from estimates in any of the periods presented. Retailing's estimated return rates were 18.5% in 2007, 17.7% in 2006 and 16.5% in 2005.

Transactions

  Ticketmaster

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        LendingTree Loans' revenue is primarily derived from the sale of mortgage loans that it originates. Mortgage loans are funded through lines of credit, primarily warehouse lines, and sold to loan purchasers typically within thirty days. The gain or loss on the sale of loans to investors is recognized at the date the loans are sold and is based on the difference between the sale proceeds received and the carrying value of the loans, which includes deferred loan origination fees less certain direct origination costs and other processing costs. LendingTree Loans sells its loans on a servicing released basis in which LendingTree Loans gives up the right to service the loan on an ongoing basis, thereby earning an additional premium upon sale. The recognition of gain or loss on the sale of loans is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

  ServiceMagic

        ServiceMagic's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a targeted customer lead. ServiceMagic's activation revenue is generated through the enrollment and activation of a new home service professional. The activation revenue is initially deferred and recognized over 36 months, which is the estimated economic life of an in-network home service professional. Deferred activation revenue totaled $2.9 million and $1.8 million at December 31, 2007 and 2006, respectively.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Membership & Subscriptions

  Interval

        Revenue, net of sales incentives, from Interval memberships is deferred and recognized over the terms of the applicable memberships, ranging from one to five years, on a straight-line basis. Generally, memberships are cancelable and refundable on a pro-rata basis. Direct costs of acquiring memberships and direct costs of sales related to deferred membership revenue are also deferred and amortized on a straight-line basis over the terms of the applicable memberships. Revenue from vacation transactions is recognized when Interval provides confirmation of the vacation, at which time the fee is nonrefundable.

        Revenue from ResortQuest Hawaii primarily consists of property management fees and service fees. Property management fees, which are generally a percentage (ranging from 1% to 25%) of the rental price of the vacation property, are generated when the property is rented. The management fee rate is based upon the type of services provided to the property owner and the type of rental unit managed. ResortQuest Hawaii's proportionate share of the rental price of the property is recognized over the rental period. ResortQuest Hawaii also provides, or arranges through third parties, certain services for property owners or guests including reservations, housekeeping, long-distance telephone, beach equipment rental and pool cleaning. Service fee revenue is recognized when the service is provided by ResortQuest Hawaii. Services provided by third parties are generally billed directly to property owners or guests and are not included in the accompanying consolidated financial statements.

  Match

        Subscription fee revenue is generated from customers who subscribe to online matchmaking services on Match.com, Chemistry.com and the company's other personals websites. Subscription fee revenue is recognized over the terms of the applicable subscriptions, which range from one to twelve months.

  Entertainment

        Revenue primarily consists of the sale of coupon book memberships, gift-wrap and other products through schools, community groups and other organizations. Additionally, advertising revenue is earned through the placement of offers in the coupon book and online as well as through the redemption of these coupons. Under the terms of typical sales arrangements, coupon book memberships are provided on consignment and revenue earned on such arrangements is recognized upon receipt of proceeds from the consignee, which is when collection is assured. Gift-wrap and other product revenue is recognized when the products are delivered. Advertising revenue earned from placement of offers in the coupon book and online is recognized when the coupon book is available for sale, and advertising revenue from coupon redemptions is recognized when coupons are redeemed through the merchant.

Other

        Revenue from all other sources is recognized either upon delivery or when the service is provided.

Shipping and Handling Fees and Costs

        Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, U.S. Government agency securities and commercial paper with original maturities of less than 91 days and money market instruments.

Restricted Cash

        Restricted cash at December 31, 2007 and 2006 primarily includes minimum required balances that LendingTree Loans maintains in connection with its various lines of credit. In addition, restricted cash includes balances required to be maintained in connection with casualty insurance coverage. Restricted cash at December 31, 2007 also includes amounts held in trust and lock box accounts by the Company's Interval segment in connection with certain transactions with its managed properties.

Marketable Securities

        The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies and municipalities and foreign sovereignties and investment grade corporate securities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. All marketable securities are classified as available-for-sale and are reported at fair value based on quoted market prices. The unrealized gains and losses on these securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.

        The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, an impairment loss is recorded in current earnings and a new cost basis in the investment is established.

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. HSN provides extended payment terms to its customers known as Flexpay. Flexpay is offered on certain products sold by HSN. Revenue is recorded when delivery to the customer has occurred, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments payable automatically by credit card. HSN offers Flexpay programs ranging from two to six interest-free payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances. The balance of Flexpay receivables, net of allowance, at December 31, 2007 and 2006 was $149.9 million and $119.1 million, respectively. Flexpay sales were 54%, 48% and 48% of total HSN sales for the years ended December 31, 2007, 2006 and 2005, respectively. Also included in accounts receivable are client

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounts receivable at Ticketmaster, which are due principally from ticketing outlets and credit card processors and represent the face value of tickets sold plus convenience charges, generally net of outlet commissions. The balance of Ticketmaster client accounts receivable at December 31, 2007 and 2006 was $99.5 million and $75.4 million, respectively. Ticketmaster client accounts receivable are not netted against Ticketmaster client accounts payable, which represent contractual amounts due to clients for tickets sold on behalf of the organizations that sponsor the event.

        Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible.

Loans Held for Sale

        LendingTree Loans originates residential loans with the intent to sell them in the secondary market. Loans held for sale consist primarily of residential first and second mortgage loans that are secured by residential real estate throughout the United States. Loans held for sale are carried at the lower of cost or market value determined on an individual basis for loans that have been impaired and on an aggregate basis for loans that have not been impaired. The cost basis of loans held for sale includes the capitalized cost associated with the interest rate lock commitments, deferred origination fees, deferred origination costs and the effects of hedge accounting. The market value of loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality. Loans held for sale are pledged as collateral under LendingTree Loans' various lines of credit, which are primarily warehouse lines. LendingTree Loans relies substantially on the secondary mortgage market as all of the loans that are funded are intended to be sold into this market.

        Loan origination fees (income) and costs related to funded loans held for sale (including direct costs of origination as well as payroll and administration costs associated with the origination process) are capitalized and deferred until the loan is sold. Upon sale of the loan, the origination fees and costs are recognized as a component of the gain on sale of the loan. Origination costs related to unsuccessful loan origination efforts are recorded as operating expenses in the period incurred. Interest on mortgage loans held for sale is recorded in income as earned. Interest is only accrued if deemed collectible.

        LendingTree Loans sells loans it originates to investors on a servicing released basis without recourse, so the risk of loss or default by the borrower is generally transferred to the investor. However, LendingTree Loans is required by these investors to make certain representations relating to credit information, loan documentation and collateral. To the extent LendingTree Loans does not comply with such representations, or there are early payment defaults, LendingTree Loans may be required to repurchase loans or indemnify the investors for any loss from borrower defaults. As such, LendingTree Loans records a liability for the estimated obligation related to this exposure based, in part, on historical and projected loss frequency and loss severity and the value of loans previously sold. In connection with a majority of its loan sales agreements, LendingTree Loans is also responsible for a minimum number of payments to be made on each loan. In the case of early payment payoffs, which occurs when a borrower prepays a loan prior to the end of the prepayment penalty period, LendingTree Loans may be required to repay all or a portion of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs is calculated based on historical loss experience by type of loan. As of December 31, 2007 and 2006, the loan loss liability was $13.9 million and $3.8 million, respectively. For the years ended December 31, 2007, 2006 and 2005, LendingTree Loans increased its liability for losses on previously sold loans by approximately $15.5

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

million, $6.0 million and $4.7 million, respectively, as a reduction in revenue. In 2007, 2006 and 2005, $5.4 million, $5.3 million and $2.7 million was paid or written off against the liability, respectively, thereby reducing the liability. Actual losses are charged to the loss liability when incurred and management evaluates the adequacy of the liability calculations quarterly.

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

Asset Category	Depreciation Period
Computer equipment and capitalized software	1 to 6 Years
Buildings and leasehold improvements	3 to 40 Years
Furniture and other equipment	3 to 10 Years

Goodwill and Indefinite-Lived Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill acquired in business combinations is assigned to the reporting units that are expected to benefit from the combination as of the acquisition date. The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cable Distribution Fees

        Cable distribution fees relate to upfront fees paid in connection with annual or multi-year cable contracts for carriage of Retailing's programming. These fees are amortized on a straight-line basis over the terms of the respective contracts.

Derivative Instruments

        In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and foreign exchange rates using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps and forward contracts, to hedge certain interest rate and foreign exchange exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of IAC. IAC does not use derivative financial instruments for speculative purposes. The Company formally designates and documents all of its hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness. IAC applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company records all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 16 for a description of derivative instruments.

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and principally represent offline costs, including television and radio advertising, and online advertising costs, including fees paid to search engines and distribution partners. The Company capitalizes the direct costs of producing and distributing its catalogs and amortizes the capitalized costs over the expected future revenue stream, which is generally three months from the date catalogs are mailed. These capitalized costs totaled $26.8 million and $27.8 million as of December 31, 2007 and 2006, respectively, and are included in "Prepaid and other current assets" in the accompanying consolidated balance sheets. Of these amounts, $18.6 million and $19.4 million at December 31, 2007 and 2006, respectively, related to catalogs that had not yet been mailed. Advertising expense was $904.8 million, $867.3 million and $588.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the adoption of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

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

        Foreign currency transaction net gains (losses) for the years ended December 31, 2007, 2006 and 2005 were net gains of $2.2 million and $2.0 million and net losses of $2.1 million, respectively, and are included in "Other income (expense)" in the accompanying consolidated statements of operations.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. See Note 4 for a further description of the impact

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the adoption of SFAS 123R, Staff Accounting Bulletin No. 107 ("SAB 107"), and the Company's stock compensation plans.

Minority Interest

        Minority interest in 2007 and 2006 primarily represents minority ownership in certain operations included in the Retailing sector, certain international operations of Ticketmaster and certain operations included in the Emerging Businesses group. Minority interest in 2005 primarily represents minority ownership in certain international operations of Ticketmaster.

        In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. These put and call arrangements become exercisable by the Company and the counter-party, respectively, at various dates over the next eight years. During 2008, none of these arrangements that become exercisable are significant. These put arrangements are exercisable by the counter-party outside the control of the Company and are accounted for in accordance with EITF D-98 "Classification and Measurement of Redeemable Securities." Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal minority interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. At and for the year ended December 31, 2007, the Company recorded a $9.6 million adjustment to reflect these interests at fair value.

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

        Significant estimates underlying the accompanying consolidated financial statements include: inventory reserves; sales return and other revenue allowances; recovery of marketable securities; the allowance for doubtful accounts; reserves for losses associated with loans held for sale and loans that have been previously sold; recoverability of long-lived assets; recovery of goodwill and intangibles; income taxes payable and deferred income taxes, including related valuation allowances; various other allowances, reserves and accruals; and, assumptions related to the determination of stock-based compensation.

Certain Risks and Concentrations

        The Company's business is subject to certain risks and concentrations including dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud. The Company also depends on third party service providers for processing certain fulfillment services.

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. Cash equivalents and marketable securities are primarily of investment grade short to intermediate term securities, all of

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which are maintained with quality financial institutions of high credit. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently assessing the impact of the adoption of SFAS No. 141R on its consolidated financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has determined that adoption, effective January 1, 2008, will not have a material impact on its consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and the effect of the measurements on earnings or changes in net assets. Among other things, SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has determined that adoption, effective January 1, 2008, will not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        The accompanying balance sheet at December 31, 2006 and the consolidated statements of operations and cash flows for the years ended December 31, 2006 and 2005 have been reclassified to present HSE, which was previously reported in IAC's Retailing Sector, as a discontinued operation. See Note 10 for a further description of discontinued operations.

        Due to the adoption of FIN 48, $238.7 million of income tax liabilities at January 1, 2007 were reclassified from current to non-current income taxes payable as payment was not expected within twelve months of January 1, 2007.

        In addition, certain other prior period amounts have been reclassified to conform with the current year presentation.

Restatement of Prior Period Consolidated Financial Statements

        Prior to the fourth quarter of 2007, the Company's Interval segment improperly recorded deferred revenue and certain related direct costs. The error was due primarily to the recognition of membership renewal revenue beginning in the month a member renewed its membership rather than beginning with the actual start date of the renewal period. The Company has restated its consolidated statements of operations, cash flows and shareholders' equity for the years ended December 31, 2006 and 2005 and its consolidated balance sheet as of December 31, 2006.

Consolidated Balance Sheet as of December 31, 2006:

	As originally reported (a)	Effect of restatement	As restated
	(In thousands)
Prepaid and other current assets	$487,684	$873	$488,557
Total current assets	3,957,384	873	3,958,257
Other non-current assets	154,115	7,141	161,256
Total Assets	13,188,774	8,014	13,196,788
Deferred Revenue	147,120	5,807	152,927
Total current liabilities	2,261,181	5,807	2,266,988
Other long-term liabilities	147,317	49,143	196,460
Deferred income taxes	1,129,994	(17,417)	1,112,577
Retained Earnings	320,711	(29,519)	291,192
Total shareholders' equity	8,768,993	(29,519)	8,739,474
Total Liabilities and Shareholders' Equity	13,188,774	8,014	13,196,788

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statement of Operations for the year ended December 31, 2006:

	As originally reported (a)	Effect of restatement	As restated
	(In thousands)
Service revenue	$2,791,447	$(10,503)	$2,780,944
Net revenue	5,919,405	(10,503)	5,908,902
Cost of sales—service revenue	1,121,836	(1,662)	1,120,174
Gross profit	2,937,324	(8,841)	2,928,483
Operating income	249,631	(8,841)	240,790
Earnings from continuing operations before income taxes and minority interest	291,803	(8,841)	282,962
Income tax provision	(122,516)	3,271	(119,245)
Earnings from continuing operations	169,835	(5,570)	164,265
Net earnings available to common shareholders	192,635	(5,570)	187,065
Earnings per share from continuing operations:
Basic earnings per share	0.56	(0.02)	0.54
Diluted earnings per share	0.53	(0.02)	0.51
Earnings per share available to common shareholders:
Basic earnings per share	0.63	(0.02)	0.61
Diluted earnings per share	0.60	(0.01)	0.59

Consolidated Statement of Cash Flows for the year ended December 31, 2006:

	As originally reported (a)	Effect of restatement	As restated
	(In thousands)
Earnings from continuing operations	$169,835	$(5,570)	$164,265
Deferred income taxes	10,246	(3,271)	6,975
Change in deferred revenue	22,151	8,841	30,992

Consolidated Statement of Operations for the year ended December 31, 2005:

	As originally reported (a)	Effect of restatement	As restated
	(In thousands)
Service revenue	$2,149,530	$(11,924)	$2,137,606
Net revenue	5,036,559	(11,924)	5,024,635
Cost of sales—service revenue	893,981	(1,686)	892,295
Gross profit	2,427,424	(10,238)	2,417,186
Operating income	336,519	(10,238)	326,281
Earnings from continuing operations before income taxes and minority interest	956,460	(10,238)	946,222
Income tax provision	(378,959)	3,771	(375,188)
Earnings from continuing operations	575,372	(6,467)	568,905
Earnings before preferred dividends	876,150	(6,467)	869,683
Net earnings available to common shareholders	868,212	(6,467)	861,745
Earnings per share from continuing operations:
Basic earnings per share	1.72	(0.02)	1.70
Diluted earnings per share	1.62	(0.02)	1.60
Earnings per share available to common shareholders:
Basic earnings per share	2.64	(0.02)	2.62
Diluted earnings per share	2.46	(0.02)	2.44

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statement of Cash Flows for the year ended December 31, 2005:

	As originally reported (a)	Effect of restatement	As restated
	(In thousands)
Earnings from continuing operations	$575,372	$(6,467)	$568,905
Deferred income taxes	(1,072,939)	(3,771)	(1,076,710)
Change in deferred revenue	33,557	10,238	43,795

Consolidated Statement of Shareholders' Equity:

	As originally reported (a)	Effect of restatement	As restated
	(In thousands)
Retained earnings as of December 31, 2005	$128,076	$(23,949)	$104,127
Retained earnings as of December 31, 2004	2,428,760	(17,482)	2,411,278

(a)
Certain reclassifications unrelated to the Interval segment error correction, including the presentation of HSE as a discontinued operation, are reflected in the balances as originally reported. See the Reclassifications discussion in this note for a further description of reclassifications.

Other

        Effective April 1, 2007, the Company began to capitalize and amortize the costs associated with certain arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable search toolbars associated with the Company's Media & Advertising businesses. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized. Otherwise, the fees are charged to expense as incurred. Amounts capitalized from April 1, 2007 through December 31, 2007 are being amortized over a period of 18 months. For fees paid prior to April 1, 2007, such benefit or period could not be reasonably estimated and the fees were charged to expense as incurred. The effect of capitalizing and amortizing these costs from April 1, 2007 through December 31, 2007 was to reduce expense by $17.4 million.

        As of December 31, 2007 and 2006, "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets includes accrued compensation and benefits of $126.8 million and $134.2 million, respectively.

NOTE 3—BUSINESS ACQUISITIONS

        There were no significant business acquisitions completed by the Company in 2007 or 2006. Business acquisitions completed by the Company during 2005 are described below.

Ask Jeeves Acquisition

        On July 19, 2005, IAC completed the acquisition of Ask Jeeves, now referred to as IAC Search & Media, a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 37.9 million shares of IAC common stock to IAC Search & Media security holders based on an exchange ratio of

NOTE 3—BUSINESS ACQUISITIONS (Continued)

1.2668 shares (or 0.6334 of a share, adjusted to reflect IAC's one-for-two reverse stock split in August 2005) of IAC common stock for each share of IAC Search & Media common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion, net of cash acquired. IAC also assumed options to acquire approximately 4.1 million shares of IAC common stock and assumed 0.1 million restricted share units. The price used to value the securities was $43.976, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the IAC Search & Media acquisition. The amount recorded as unearned compensation was based upon the fair value of the unvested stock options and restricted stock as of the acquisition date and is being recognized as non-cash compensation over the vesting period. IAC Search & Media is included in IAC's Media & Advertising reporting segment and sector.

        IAC valued the identifiable intangible assets acquired and identified $406.2 million of intangible assets other than goodwill. The goodwill recognized amounted to $1.4 billion. The trade names acquired were identified as indefinite-lived intangible assets and $266.9 million was allocated to these assets. Intangibles with definite lives included existing technology ($108.7 million), distribution agreements ($4.6 million), customer lists ($17.1 million), advertising relationships ($4.2 million) and other ($4.7 million) and are being amortized over a weighted-average period of 4.3 years. None of the amount allocated to goodwill is tax deductible. The consideration for IAC Search & Media was based on historical as well as expected performance metrics. The Company viewed IAC Search & Media's revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to consideration that resulted in recognition of a significant amount of goodwill for a number of reasons including: IAC Search & Media's market position and brand; IAC Search & Media's business model which complements the business models of the Company's other businesses; growth opportunities in the markets in which IAC Search & Media operates; and IAC Search & Media's distinctly unique, proprietary and exclusive service lines which should enable the Company to grow. As a result, the predominant portion of the consideration was based on the expected financial performance of IAC Search & Media, and not the asset value on the books of IAC Search & Media at the time of acquisition.

Cornerstone Brands Acquisition

        On April 1, 2005, the Company completed its acquisition of Cornerstone Brands, a portfolio of leading print catalogs and online retailing sites that sell home products and leisure and casual apparel, for approximately $715 million, principally in cash. Cornerstone Brands is included in IAC's Retailing reporting segment and sector. IAC valued the identifiable intangible assets acquired and identified $309.1 million of intangible assets other than goodwill. The goodwill recognized amounted to $456.4 million. The trade names acquired were identified as indefinite-lived intangible assets and $269.4 million was allocated to these assets. Intangibles with definite lives included customer lists ($31.4 million), existing technology ($4.1 million), vendor and supply agreements ($3.0 million) and intellectual property ($1.2 million) and are being amortized over a weighted-average period of 4.5 years. None of the amount allocated to goodwill is tax deductible. The purchase price paid for Cornerstone Brands was based on historical as well as expected performance metrics. The Company viewed Cornerstone Brands' revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to a purchase price that resulted in recognition of a significant amount of goodwill for a number of reasons including: Cornerstone Brands' market position and brands; Cornerstone Brands' business model which complements the business models of the Company's other businesses; growth opportunities in the markets in which Cornerstone Brands operates; and Cornerstone Brands' distinctly unique, proprietary and exclusive product lines

NOTE 3—BUSINESS ACQUISITIONS (Continued)

which should enable the Company to grow. As a result, the predominant portion of the purchase price was based on the expected financial performance of Cornerstone Brands, and not the asset value on the books of Cornerstone Brands at the time of the acquisition.

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method and has applied the classification provisions of SAB 107 regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies in its adoption of SFAS 123R.

        The adoption of SFAS 123R did not impact the amount of stock-based compensation expense recorded in the accompanying consolidated statements of operations for the year ended December 31, 2006, since the Company had previously adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). On August 9, 2005, the Company began recognizing expense for all stock-based compensation instruments granted prior to January 1, 2003 due to the modification of all such instruments in connection with the Expedia spin-off. Prior to the adoption of SFAS 123R, the entire tax benefit from stock-based compensation was reported as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. For the years ended December 31, 2007 and 2006, excess tax benefits from stock-based compensation of $82.9 million and $18.0 million, respectively, are included as a component of financing cash flows. For the year ended December 31, 2005, excess tax benefits from stock-based compensation of $152.7 million is included as a component of operating cash flows.

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share as if the fair value-based method under SFAS No. 123 had been applied to all outstanding and unvested awards for the year ended December 31, 2005:

Year ended December 31, 2005
(In thousands, except per share data)
Net earnings available to common shareholders, as reported	$861,745
Add: Non-cash stock-based compensation expense included in reported net earnings, net of related tax effects	119,125
Deduct: Total non-cash stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(102,055)

Pro forma net earnings available to common shareholders	$878,815

Net earnings per share available to common shareholders:
Basic as reported	$2.62
Basic pro forma	$2.67
Diluted as reported	$2.44
Diluted pro forma	$2.49

        Pro forma information is determined as if the Company had accounted for its employee stock options granted prior to December 31, 2002 under the fair value-based method. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model. In conjunction with the Expedia spin-off and the adoption of SFAS 123R, the Company conducted an

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

assessment of certain assumptions used in determining the expense related to stock-based compensation. This assessment was completed in the third quarter of 2005. The cumulative effect of the change in the Company's estimate related to the number of stock-based awards that were expected to vest resulted in a reduction in stock-based compensation expense of $5.5 million which is included in continuing operations and $35.3 million related to Expedia which is included in discontinued operations. The after-tax effect of this change in estimate on earnings and earnings per share from continuing operations, income from discontinued operations and net income is $3.5 million or $0.01 per share, $22.0 million or $0.06 per share and $25.5 million or $0.07 per share, respectively. In addition, the deduction line item in the table above included in the determination of pro forma expense for the year ended December 31, 2005, includes a favorable adjustment of $20.6 million due to the cumulative effect of the change in the Company's estimate related to the number of stock-based awards that were expected to vest. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

        IAC currently has two active plans under which future awards may be granted, both of which currently cover outstanding stock options to acquire shares of IAC common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and restricted stock, as well as provide for the future grant of these and other equity awards. These plans are: the IAC 2005 Stock and Annual Incentive Plan and the Amended and Restated IAC 2000 Stock and Annual Incentive Plan. Under the IAC 2005 Stock and Annual Incentive Plan, the Company was originally authorized to grant stock options, RSUs, PSUs and restricted stock, and other equity based awards for up to 25 million shares of IAC common stock. Under IAC's 2000 Stock and Annual Incentive Plan, the Company is authorized to grant stock options, RSUs, PSUs and restricted stock, and other equity based awards and the number of shares that remained available for future awards pursuant to the authorizations under this plan was adjusted to give effect to the reverse stock split and Expedia spin-off. Both of the active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants.

        In addition, both of the plans described above have a stated term of ten years and provides that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards to date have generally vested in equal annual installments over a four-year period (see below for discussion of 5-year cliff vesting options granted to the Company's Chairman), and RSU awards to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date. PSU awards to date will generally cliff vest at the end of a three-year period from the date of grant. In addition to equity awards outstanding under the two active plans discussed above, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to stock options, restricted stock, RSUs and PSUs is included in the following line items in the accompanying statements of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years ended December 31,
	2007	2006	2005
Cost of sales—product sales	$137	$118	$93
Cost of sales—service revenue	7,841	6,844	7,271
Selling and marketing expense	8,732	7,621	5,840
General and administrative expense	88,699	77,613	124,215
Other operating expense	203	148	118

Non-cash stock-based compensation expense before income taxes	105,612	92,344	137,537
Income tax benefit	(38,219)	(31,273)	(40,771)

Non-cash stock-based compensation expense after income taxes	$67,393	$61,071	$96,766

        The amount of stock-based compensation expense recognized in the consolidated statements of operations is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the estimated rate.

        In connection with the Expedia spin-off, all outstanding share-based compensation instruments of the Company were modified. Accordingly, on August 9, 2005, the Company recorded a pre-tax modification charge of $67.0 million related to the treatment of vested stock options.

        As of December 31, 2007, there was approximately $217.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Stock Options

        A summary of changes in outstanding stock options is as follows:

	December 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2007	24,090	$20.82
Granted	—	—
Exercised	(11,702)	12.07
Forfeited	(216)	22.64
Expired	(138)	39.31

Outstanding at December 31, 2007	12,034	$29.08	5.0	$46,506

Options exercisable	7,592	$24.20	3.6	$42,489

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were no stock options granted by the Company during the years ended December 31, 2007 and 2006. Approximately 12.8 million stock options were granted and assumed in acquisitions by the Company during the year ended December 31, 2005.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the year ended December 31, 2005: volatility factor of 42%, risk-free interest rate of 4.1%, expected term of 6.5 years, and a dividend yield of zero.

        The weighted average fair value of stock options granted during the year ended December 31, 2005 at market prices equal to IAC's common stock on the grant date was $24.48.

        In June 2005, the Company granted stock options to its Chairman at exercise prices greater than market value on the date of grant with a 10-year term and cliff vesting at the end of five years, and with accelerated vesting upon certain types of termination of employment or upon a change of control. The weighted average exercise price and the weighted average fair value related to these grants were $40.12 and $27.90, respectively.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $175.9 million, $151.7 million and $428.4 million, respectively.

        Cash received from stock option exercises and the related actual tax benefit realized for the years ended December 31, 2007, 2006 and 2005 were $39.3 million and $88.2 million; $104.7 million and $25.2 million; and $99.4 million and $164.1 million, respectively.

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2007	Weighted Average Exercise Price
	(Shares in thousands)
$0.00 to $10.00	912	4.4	$6.05	780	$5.46
$10.01 to $20.00	1,678	3.5	14.64	1,582	14.58
$20.01 to $30.00	3,455	4.1	25.18	3,116	25.17
$30.01 to $40.00	4,027	6.1	34.28	1,552	32.37
$40.01 to $50.00	1,866	6.1	47.39	466	45.88
$50.01 to $60.00	60	2.1	51.23	60	51.23
$60.01 to $70.00	10	2.2	68.18	10	68.18
$70.01 to $80.00	2	2.1	71.91	2	71.91
$80.01 to $121.00	24	1.9	102.12	24	102.12

	12,034	5.0	$29.08	7,592	$24.20

Restricted Stock, Restricted Stock Units and Performance Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. However, under the terms of outstanding IAC RSU awards, upon vesting, all awards to non-U.S. employees are to be settled in cash. The Company follows the guidance of SFAS 123R and accounts for these awards to non-U.S. employees as liabilities, which are marked to market each reporting period through earnings. At December 31, 2007, 2006 and 2005, approximately 0.4 million, 0.4 million and 0.3 million international awards were outstanding, respectively. Cash payments related to awards to international employees, including employees of businesses currently presented within discontinued operations, totaled $3.3 million, $1.9 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Each restricted stock and RSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests, and certain grants also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all restricted stock, RSUs and PSUs for which vesting is considered probable. For restricted stock and RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of IAC common stock and expensed ratably as non-cash compensation over the vesting term. The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably over the vesting term, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expense. For PSU grants to U.S. employees, the expense is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation when the performance targets are considered probable of being achieved.

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

        Nonvested restricted stock, RSUs and PSUs outstanding as of December 31, 2007 and changes during the year ended December 31, 2007 were as follows:

	Restricted Stock		RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2007	226	$25.64	7,370	$28.66	1,020	$34.17
Granted	—	—	1,299	37.64	3,555	37.42
Vested	(25)	4.15	(1,443)	28.76	—	—
Forfeited	(1)	24.12	(772)	29.99	(407)	37.78

Nonvested at December 31, 2007	200	$28.31	6,454	$30.29	4,168	$36.59

(a)
In February 2007, the Company granted PSUs which cliff vest at the end of three years in varying amounts depending upon growth in the Company's metric, Adjusted Earnings Per Share, with certain modifications ("Pro Forma AEPS"). If minimum growth thresholds in Pro Forma AEPS are not achieved, the PSUs are forfeited, while increasing numbers of shares vest depending on higher levels of growth. In all, the number of shares vesting can range from 0% to 200% of the initial "target" award. The PSU table above includes these awards at 200%.

        The weighted average fair value of restricted stock, RSUs and PSUs granted during years ended December 31, 2007, 2006 and 2005 based on market prices of IAC's common stock on the grant date was $37.48, $29.45 and $25.96, respectively. The total intrinsic value of restricted stock, RSUs and PSUs that vested during the years ended December 31, 2007, 2006 and 2005 was $39.5 million $53.0 million and $55.0 million, respectively. The total fair value of restricted stock, RSUs and PSUs that vested during the years ended December 31, 2007, 2006 and 2005 was $41.6 million, $39.3 million and $58.1 million, respectively.

        In connection with the acquisitions of certain of its operating subsidiaries, and the funding of certain start-up businesses, IAC has granted restricted equity and phantom equity units in the relevant business to certain members of the business' management. These management equity awards vest over a period of years or upon the occurrence of certain prescribed events. When acquiring or funding these entities, IAC has taken a preferred interest in the entity with a face value equal to the acquisition price or its investment cost, which accretes paid-in-kind dividends at a prescribed rate of return. The value of the restricted equity awards and phantom equity units is tied to the value of the common stock of the entity, with management as a whole generally receiving a small minority of the total common stock outstanding. Accordingly, these interests only have value to the extent the relevant business appreciates at a greater rate than the relevant preferred dividend, but can have significant value in the event of significant appreciation. The interests are ultimately settled through varying put/call arrangements or on fixed settlement dates in common stock or cash at the option of IAC, with fair market value determined by negotiation or arbitration. The expense associated with these equity awards is initially measured at fair value at the grant date and is amortized ratably as non-cash compensation over the vesting term.

        Effective January 1, 2006, the founder and Chief Executive Officer of LendingTree was promoted to President and Chief Operating Officer of IAC ("COO"). In connection with his promotion, the terms and conditions of a portion of the COO's existing unvested management equity awards were modified (the "Modification"). In connection with the Modification, (i) a portion of the unvested

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

management equity awards was exchanged for shares of IAC restricted stock, which will vest if certain service and performance conditions established by the Committee are met, and (ii) the terms and conditions applicable to the valuation and settlement of another portion of the unvested management equity awards were amended. The total incremental compensation cost resulting from the Modification was $8.7 million which is being recognized ratably over the vesting period. For the years ended December 31, 2007 and 2006, $4.1 million and $4.1 million, respectively, of the incremental compensation cost associated with the Modification was recognized in the accompanying consolidated statements of operations.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        The Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with SFAS 142. The Company performs its annual assessment for impairment of goodwill and indefinite-lived intangible assets as of October 1st in connection with the preparation of its annual financial statements.

        In connection with its annual assessment in 2007, the Company identified and recorded impairment charges related to the write-down of the goodwill and intangible assets of the LendingTree segment of $459.5 million and $16.2 million, respectively, and of the Entertainment segment of $48.3 million and $8.9 million, respectively. In connection with its annual assessment in 2006, the Company identified and recorded impairment charges related to the write-down of the goodwill and intangible assets of the Entertainment segment of $189.1 million and $25.4 million, respectively. The intangible asset impairment charges are included in amortization of intangibles in the accompanying consolidated statements of operations. The write-downs were determined by comparing the fair values of the respective reporting unit's goodwill and intangible assets with the carrying amounts. For LendingTree, the fair values were determined using an income approach. The impairment charges for the Entertainment segment were determined based upon a weighting of the income and market approaches.

        The impairments at the LendingTree segment resulted from the Company's reassessment of the likely future profitability of LendingTree in light of the persistent adverse mortgage market conditions and the operational strategies the company has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage products, the decline in real estate values and a high rate of delinquency for existing mortgages. The company has significantly reduced its mortgage origination operations in response to these conditions which will reduce or slow its ability to react to possible improvements in the market. The impairments at the LendingTree segment occurred during the fourth quarter of 2007 as the Company completed an updated assessment of mortgage market conditions and the development and implementation of LendingTree's responsive operational strategies, and quantified these considerations in LendingTree's future forecasted results.

        The 2007 impairments at the Entertainment segment primarily resulted from the continued deterioration in the profitability in the company's core fundraising business, despite steps taken to mitigate this deterioration, and management's decision to explore all strategic alternatives for the business. The 2006 impairments primarily resulted from the significant continued deterioration in the core fundraising channels in which Entertainment operates and the anticipated deterioration of the company's fourth quarter 2006 financial performance. The impairments at the Entertainment segment became evident in the fourth quarters of 2007 and 2006 as the majority of its sales and all of its

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

operating profits occur in the fourth quarter due to the highly seasonal nature of the business. In 2007, an additional consideration was the Company's decision to pursue all strategic alternatives with respect to this business.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31,
	2007	2006
Goodwill	$6,473,014	$6,849,976
Intangible assets with indefinite lives	1,100,328	1,117,444
Intangible assets with definite lives, net	304,569	346,528

Total goodwill and intangible assets, net	$7,877,911	$8,313,948

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Purchase agreements	$316,427	$(246,718)	$69,709	6.8
Distribution agreements	205,069	(189,091)	15,978	4.1
Technology	208,638	(149,633)	59,005	4.4
Customer lists	200,390	(124,023)	76,367	7.7
Merchandise agreements	36,493	(33,488)	3,005	4.6
Other	144,592	(64,087)	80,505	7.9

Total	$1,111,609	$(807,040)	$304,569

        At December 31, 2006, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Purchase agreements	$308,242	$(203,857)	$104,385	6.8
Distribution agreements	208,164	(183,362)	24,802	4.2
Technology	204,832	(120,918)	83,914	4.5
Customer lists	198,294	(102,216)	96,078	7.7
Merchandise agreements	38,457	(31,154)	7,303	4.7
Other	75,234	(45,188)	30,046	4.5

Total	$1,033,223	$(686,695)	$346,528

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2007 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2008	$93,418
2009	71,266
2010	47,881
2011	30,957
2012	24,007
2013 and thereafter	37,040

$304,569

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill, for the year ended December 31, 2007 (in thousands):

	Balance as of January 1, 2007	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of December 31, 2007
Retailing	$2,932,298	$784	$(346)	$—	$—	$2,932,736
Transactions:
Ticketmaster	1,078,346	35,732	(5,899)	—	13,139	1,121,318
LendingTree	514,489	18,914	(2,090)	(459,463)	—	71,850
Real Estate	69,029	1,367	(131)	—	—	70,265
ServiceMagic	100,389	—	(748)	—	—	99,641

Total Transactions	1,762,253	56,013	(8,868)	(459,463)	13,139	1,363,074
Media & Advertising	1,352,764	19,686	(10,537)	—	1	1,361,914
Membership & Subscriptions:
Interval	473,931	40,429	—	—	—	514,360
Match	232,222	6,973	(8,652)	—	2,854	233,397
Entertainment	66,703	949	—	(48,302)	—	19,350

Total Membership & Subscriptions	772,856	48,351	(8,652)	(48,302)	2,854	767,107
Emerging Businesses	29,805	28,215	(9,837)	—	—	48,183

Total	$6,849,976	$153,049	$(38,240)	$(507,765)	$15,994	$6,473,014

        Additions principally relate to acquisitions. Deductions principally relate to the establishment of deferred tax assets related to acquired tax attributes, the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized, and adjustments to the carrying value of goodwill based upon the finalization of the valuation of goodwill and intangible assets and their related deferred tax impacts.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill, for the year ended December 31, 2006 (in thousands):

	Balance as of January 1, 2006	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of December 31, 2006
Retailing	$2,889,010	$53,506	$(10,218)	$—	$—	$2,932,298
Transactions:
Ticketmaster	1,055,346	19,661	(4,219)	—	7,558	1,078,346
LendingTree	516,430	1,329	(3,270)	—	—	514,489
Real Estate	66,009	3,412	(392)	—	—	69,029
ServiceMagic	101,330	83	(1,024)	—	—	100,389

Total Transactions	1,739,115	24,485	(8,905)	—	7,558	1,762,253
Media & Advertising	1,538,998	892	(187,126)	—	—	1,352,764
Membership & Subscriptions:
Interval	467,504	6,822	(395)	—	—	473,931
Match	220,895	15,067	(5,484)	—	1,744	232,222
Entertainment	256,742	57	(1,011)	(189,085)	—	66,703

Total Membership & Subscriptions	945,141	21,946	(6,890)	(189,085)	1,744	772,856
Emerging Businesses	—	29,805	—	—	—	29,805

Total	$7,112,264	$130,634	$(213,139)	$(189,085)	$9,302	$6,849,976

        Additions principally relate to acquisitions. The $187.1 million reduction in the carrying amount of goodwill during 2006 in the Media & Advertising segment consisted of the following items related to the acquisition of IAC Search & Media (formerly Ask Jeeves) on July 19, 2005: the establishment of a deferred tax asset related to purchased net operating losses of $127.4 million; the income tax benefit realized from the exercise of stock options that were vested at the date of acquisition of $8.0 million; and, the finalization of the valuation of identified intangible assets and their related deferred tax impacts of $51.7 million (which resulted in an increase to identified intangible assets, principally trade names and trademarks). Deductions for other segments principally relate to the establishment of deferred tax assets related to purchased net operating losses, adjustments to the carrying value of goodwill based upon the finalization of the valuation of intangible assets and their related deferred tax impacts and the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

        The balance of property, plant and equipment, net is as follows (in thousands):

	December 31,
	2007	2006
Computer equipment and capitalized software	$827,984	$722,077
Buildings and leasehold improvements	316,208	158,889
Furniture and other equipment	134,001	118,479
Projects in progress	82,589	193,430
Land	19,395	18,887

	1,380,177	1,211,762
Less: accumulated depreciation and amortization	(728,703)	(617,226)

Total property, plant and equipment, net	$651,474	$594,536

NOTE 7—INCOME TAXES

        U.S. and foreign (losses) earnings from continuing operations before income tax and minority interest are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
U.S.	$(201,638)	$206,088	$891,402
Foreign	129,560	76,874	54,820

Total	$(72,078)	$282,962	$946,222

        The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current income tax provision:
Federal	$148,606	$77,226	$1,196,735
State	18,846	5,674	231,302
Foreign	35,659	29,370	23,861

Current income tax provision	203,111	112,270	1,451,898

Deferred income tax (benefit) provision:
Federal	(56,678)	19,228	(910,374)
State	(8,285)	(8,897)	(163,672)
Foreign	(96)	(3,356)	(2,664)

Deferred income tax (benefit) provision	(65,059)	6,975	(1,076,710)

Income tax provision	$138,052	$119,245	$375,188

        In 2007 the Company recognized a $20.1 million reduction in current state income taxes payable related to New York State tax credits under the Brownfield Cleanup Program Act. The related income tax benefit of this credit was recorded as a reduction in the carrying value of the related building and improvements. This credit principally relates to qualifying costs incurred in connection with the construction of IAC's corporate headquarters, which was completed in 2007.

        The current income tax payable has been reduced by $82.9 million, $18.0 million and $152.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, for tax deductions

NOTE 7—INCOME TAXES (Continued)

attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to additional paid-in capital or a reduction in goodwill.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2007	2006
Deferred tax assets:
Inventory	$16,077	$12,392
Provision for accrued expenses	80,126	45,092
Deferred revenue	47,379	42,844
Net operating loss carryforwards	70,621	91,891
Tax credit carryforwards	6,079	3,358
Stock-based compensation	58,326	45,676
Income tax reserves, including related interest	35,049	—
Other	24,169	34,321

Total deferred tax assets	337,826	275,574
Less valuation allowance	(39,961)	(36,430)

Net deferred tax assets	297,865	239,144

Deferred tax liabilities:
Property, plant and equipment	—	(4,605)
Prepaid expenses	(17,295)	(16,394)
Intangible and other assets	(1,054,273)	(1,228,884)
Investment in subsidiaries and unconsolidated affiliates	(42,405)	(54,371)
Other	(7,299)	(5,985)

Total deferred tax liabilities	(1,121,272)	(1,310,239)

Net deferred tax liability	$(823,407)	$(1,071,095)

        Included in "Other non-current assets" in the accompanying consolidated balance sheets at December 31, 2007 and 2006 is a non-current deferred tax asset of $18.9 million and $10.1 million, respectively. In addition, included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at December 31, 2007 and 2006 is a current deferred tax liability of $0.9 million and $1.0 million, respectively.

        At December 31, 2007, the Company had federal and state net operating losses ("NOLs") of approximately $95.7 million and $572.0 million, respectively. If not utilized, the federal NOLs will expire at various times between 2010 and 2027, and the state NOLs will expire at various times between 2008 and 2027. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2007, the Company had foreign NOLs of approximately $29.0 million available to offset future income. Of these foreign NOLs, approximately $19.2 million can be carried forward indefinitely, and approximately $7.6 million and $2.3 million will expire within five years and ten years, respectively. Utilization of approximately $4.2 million of foreign NOLs will be subject to annual limitations based on taxable income. During 2007, the Company recognized tax benefits related to NOLs of approximately

NOTE 7—INCOME TAXES (Continued)

$5.9 million. Included in this amount was approximately $3.6 million of tax benefits of acquired attributes which was recorded as a reduction of goodwill.

        At December 31, 2007, the Company had tax credit carryforwards of approximately $7.2 million. Of this amount, approximately $4.4 million related to federal and state tax credits for increasing research activities, $2.0 million related to federal credits for foreign taxes and $0.8 million related to various state and local tax credits. If not utilized, the credit carryforwards will expire at various times between 2010 and 2025.

        During 2007, the Company's valuation allowance increased by approximately $3.5 million. This increase was primarily related to state and foreign NOLs. Included in this amount was a valuation allowance decrease of $0.8 million recorded as a reduction to goodwill and relates to the net benefit of acquired tax attributes. At December 31, 2007, the Company had a valuation allowance of approximately $40.0 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. Of this amount, approximately $4.4 million will be applied as a reduction of goodwill or an increase of additional paid-in-capital, if recognized in future years.

        A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Income tax (benefit) provision at the federal statutory rate of 35%	$(25,227)	$99,037	$331,177
State income taxes, net of effect of federal tax benefit	6,340	8,802	36,339
Foreign income taxed at a different statutory tax rate	(3,787)	(4,190)	(1,375)
Incremental tax on unremitted earnings of certain non-U.S. subsidiaries	—	—	3,176
Non-deductible non-cash compensation expense	935	2,571	22,203
Equity in income of foreign unconsolidated affiliates	(6,083)	(9,527)	—
Tax exempt income	(3,649)	(2,800)	(3,354)
Dividends from foreign subsidiaries	—	30,142	—
Foreign income tax credits utilized	(1,237)	(30,599)	(594)
Impairment of non-deductible goodwill	154,575	34,868	—
Release of deferred tax liability associated with a foreign equity investment	—	(14,760)	—
Effect of Company's assertion under APB No. 23 that the earnings of certain foreign subsidiaries will be permanently reinvested	—	(7,803)	—
Net adjustment related to the reconciliation of state income tax provision accruals to tax returns, net of effect of federal tax benefit	(895)	(11,478)	(4,903)
Change in valuation allowance	—	4,705	1,262
Effect of change in estimated combined state tax rate	(280)	(1,001)	(10,373)
Change in tax reserves, net of effect of federal, state and foreign tax benefits	17,773	19,839	10,854
Other, net	(413)	1,439	(9,224)

Income tax provision	$138,052	$119,245	$375,188

        In accordance with APB No. 23, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $179.4 million at December 31, 2007. The amount of unrecognized deferred U.S. income tax liability with respect to such earnings is $16.8 million. In 2006, the Company asserted that the earnings of certain foreign subsidiaries are permanently reinvested resulting in a benefit of $7.8 million from the release of net deferred tax liabilities established in prior years.

NOTE 7—INCOME TAXES (Continued)

        The Company adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of the adoption resulted in an increase of $420.7 million to retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

(in millions)
Balance at January 1, 2007	$226.0
Additions based on tax positions related to the current year	23.0
Additions for tax positions of prior years	13.5
Reductions for tax positions of prior years	(21.4)
Settlements	(5.5)

Balance at December 31, 2007	$235.6

        As of January 1, 2007 and December 31, 2007, the unrecognized tax benefits, including interest, were $242.0 million and $276.2 million, respectively. Included in unrecognized tax benefits at December 31, 2007 is approximately $150.7 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of December 31, 2007 are subsequently recognized, approximately $44.5 million and $39.4 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations and discontinued operations for the year ended December 31, 2007 is $13.0 million and $2.0 million, respectively, net of related deferred taxes of $8.3 million and $1.3 million, respectively, for interest on unrecognized tax benefits. At January 1, 2007 and December 31, 2007 the Company has accrued $16.0 million and $40.6 million, respectively for the payment of interest. There are no material accruals for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known.

        In 2005, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 1997 through 2000. The resolution of this IRS examination did not have a material effect on the Company's consolidated results of operations or its consolidated financial position. The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2008. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are Florida, New York and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2008. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $41.0 million within twelve months of the current reporting

NOTE 7—INCOME TAXES (Continued)

date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 8—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Entities included in discontinued operations, as described in Note 1 and further in Note 10, are excluded from the schedules below except for the schedule of assets, in which they are included in corporate and other. Operating segments are combined for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        The following table reconciles Operating Income Before Amortization to operating (loss) income and net (loss) earnings available to common shareholders in 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating Income Before Amortization (a)	$655,341	$742,076	$648,975
Non-cash compensation expense	(105,612)	(92,344)	(137,537)
Amortization of non-cash marketing	(54,112)	(37,125)	—
Amortization of intangibles	(147,417)	(182,732)	(185,157)
Goodwill impairment	(507,764)	(189,085)	—

Operating (loss) income	(159,564)	240,790	326,281
Interest income	67,516	70,381	138,478
Interest expense	(61,069)	(60,075)	(77,316)
Gain on sale of VUE interests	16,669	—	523,487
Equity in income of unconsolidated affiliates	28,653	34,324	47,844
Other income (expense)	35,717	(2,458)	(12,552)
Income tax provision	(138,052)	(119,245)	(375,188)
Minority interest in losses (income) of consolidated subsidiaries	4,561	548	(2,129)
Gain on sale of discontinued operations, net of tax	33,524	9,579	70,152
Income from discontinued operations, net of tax	27,976	13,221	230,626
Preferred dividends	—	—	(7,938)

Net (loss) earnings available to common shareholders	$(144,069)	$187,065	$861,745

NOTE 8—SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue:
Retailing	$2,992,403	$2,933,374	$2,670,951
Transactions:
Ticketmaster	1,268,562	1,085,371	950,177
LendingTree	304,402	428,847	367,769
Real Estate	51,752	56,821	57,555
ServiceMagic	93,385	63,700	41,006
Intra-sector elimination	(348)	—	—

Total Transactions	1,717,753	1,634,739	1,416,507
Media & Advertising	758,529	544,229	213,451
Membership & Subscriptions:
Interval	360,407	288,646	260,843
Match	348,733	311,227	249,505
Entertainment	182,677	196,797	218,964
Intra-sector elimination	(2,097)	(1,644)	(1,456)

Total Membership & Subscriptions	889,720	795,026	727,856
Emerging Businesses	33,072	7,530	929
Inter-sector elimination	(18,067)	(5,996)	(5,059)

Total	$6,373,410	$5,908,902	$5,024,635

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating (Loss) Income:
Retailing	$185,718	$227,953	$216,693
Transactions:
Ticketmaster	234,957	237,319	189,904
LendingTree (b)	(509,522)	48,119	55,290
Real Estate (b)	(26,894)	(28,477)	(29,541)
ServiceMagic	17,587	12,411	8,929

Total Transactions	(283,872)	269,372	224,582
Media & Advertising	29,403	(5,986)	7,702
Membership & Subscriptions:
Interval	111,726	90,713	75,289
Match	65,780	58,360	44,115
Entertainment	(50,864)	(205,152)	11,157

Total Membership & Subscriptions	126,642	(56,079)	130,561
Emerging Businesses	(18,048)	(21,026)	(12,655)
Corporate and other	(199,407)	(173,444)	(240,602)

Total	$(159,564)	$240,790	$326,281

NOTE 8—SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating Income Before Amortization (a):
Retailing	$210,778	$268,911	$276,550
Transactions:
Ticketmaster	263,602	264,428	218,652
LendingTree (b)	(22,501)	63,626	80,649
Real Estate (b)	(20,196)	(21,290)	(16,692)
ServiceMagic	20,764	16,151	11,247

Total Transactions	241,669	322,915	293,856
Media & Advertising	87,703	58,275	30,512
Membership & Subscriptions:
Interval	138,669	115,933	100,508
Match	78,367	63,395	47,872
Entertainment	8,892	13,866	17,541

Total Membership & Subscriptions	225,928	193,194	165,921
Emerging Businesses	(12,245)	(15,852)	(12,110)
Corporate and other	(98,492)	(85,367)	(105,754)

Total	$655,341	$742,076	$648,975

	December 31,
	2007	2006
	(In thousands)
Assets:
Retailing	$4,532,907	$4,281,022
Transactions:
Ticketmaster	2,222,077	1,820,868
LendingTree (b)	437,332	1,165,048
Real Estate (b)	97,916	133,787
ServiceMagic	145,216	144,999

Total Transactions	2,902,541	3,264,702
Media & Advertising	3,174,970	3,118,925
Membership & Subscriptions:
Interval	882,011	741,927
Match	333,407	317,111
Entertainment	100,385	158,004

Total Membership & Subscriptions	1,315,803	1,217,042
Emerging Businesses	85,124	47,396
Corporate and other	513,175	1,267,701

Total	$12,524,520	$13,196,788

NOTE 8—SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Depreciation, amortization of intangibles and cable distribution fees and goodwill impairment:
Retailing	$54,300	$103,127	$170,792
Transactions:
Ticketmaster	68,003	65,317	65,441
LendingTree	496,052	25,721	28,989
Real Estate	7,938	10,007	13,045
ServiceMagic	5,127	4,801	4,018

Total Transactions	577,120	105,846	111,493
Media & Advertising	55,453	62,377	36,002
Membership & Subscriptions:
Interval	35,294	33,052	32,588
Match	9,037	9,566	11,922
Entertainment	65,017	224,722	11,150

Total Membership & Subscriptions	109,348	267,340	55,660
Emerging Businesses	6,787	2,472	695
Corporate and other	13,455	10,723	7,989

Total	$816,463	$551,885	$382,631

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Capital expenditures:
Retailing	$49,487	$36,480	$36,037
Transactions:
Ticketmaster	50,454	42,989	39,367
LendingTree and Real Estate (c)	9,421	13,251	17,827
ServiceMagic	3,786	3,918	2,108

Total Transactions	63,661	60,158	59,302
Media & Advertising	60,640	26,947	19,509
Membership & Subscriptions:
Interval	10,319	6,682	8,966
Match	8,715	9,696	9,832
Entertainment	3,068	3,498	5,074

Total Membership & Subscriptions	22,102	19,876	23,872
Emerging Businesses	5,551	1,328	5,382
Corporate and other	30,503	98,769	72,610

Total	$231,944	$243,558	$216,712

(a)
Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. The Company believes this measure is useful to investors because it represents

NOTE 8—SEGMENT INFORMATION (Continued)

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

(b)
Assets related to the Real Estate segment only include goodwill and intangible assets, net as it is impracticable to allocate the remaining jointly used assets between the LendingTree and Real Estate segments. Accordingly, assets related to the LendingTree segment include goodwill and intangible assets, net and the remaining jointly used assets comprising both the LendingTree and Real Estate segments. However, depreciation expense, which the Company believes is an ongoing cost of doing business and is included in the calculation of both operating (loss) income and Operating Income Before Amortization, is allocated between the LendingTree and Real Estate segments.

(c)
All capital expenditures related to the LendingTree and Real Estate segments are included in one segment as it is impracticable to allocate capital expenditures between the LendingTree and Real Estate segments. The Company maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue
United States	$5,677,805	$5,397,990	$4,631,106
All other countries	695,605	510,912	393,529

	$6,373,410	$5,908,902	$5,024,635

	December 31,
	2007	2006
	(In thousands)
Long-lived assets
United States	$627,692	$582,646
All other countries	35,420	28,094

	$663,112	$610,740

NOTE 9—RECONCILIATION OF NON-GAAP MEASURE

        The following tables reconcile Operating Income Before Amortization to operating (loss) income for the Company's reporting segments and to net (loss) earnings available to common shareholders in total (in millions, rounding differences may occur):

	Year ended December 31, 2007
	Operating Income Before Amortization	Non-cash compensation expense	Amortization of non-cash marketing	Amortization of intangibles	Goodwill impairment	Operating income (loss)
Retailing	$210.8	$(0.9)	$(9.3)	$(14.8)	$—	$185.7
Transactions:
Ticketmaster	263.6	(2.4)	—	(26.2)	—	235.0
LendingTree	(22.5)	0.1	—	(27.7)	(459.5)	(509.5)
Real Estate	(20.2)	0.1	—	(6.8)	—	(26.9)
ServiceMagic	20.8	(0.6)	—	(2.6)	—	17.6

Total Transactions	241.7	(2.9)	—	(63.2)	(459.5)	(283.9)
Media & Advertising	87.7	—	(33.6)	(24.7)	—	29.4
Membership & Subscriptions:
Interval	138.7	(0.1)	—	(26.9)	—	111.7
Match	78.4	—	(11.1)	(1.4)	—	65.8
Entertainment	8.9	—	—	(11.5)	(48.3)	(50.9)

Total Membership & Subscriptions	225.9	(0.1)	(11.1)	(39.8)	(48.3)	126.6
Emerging Businesses	(12.2)	(0.9)	—	(4.9)	—	(18.0)
Corporate and other	(98.5)	(100.9)	—	—	—	(199.4)

Total	$655.3	$(105.6)	$(54.1)	$(147.4)	$(507.8)	(159.6)

Other income, net						87.5

Loss from continuing operations before income taxes and minority interest						(72.1)
Income tax provision						(138.1)
Minority interest in losses of consolidated subsidiaries						4.6

Loss from continuing operations						(205.6)
Gain on sale of discontinued operations, net of tax						33.5
Income from discontinued operations, net of tax						28.0

Net loss available to common shareholders						$(144.1)

NOTE 9—RECONCILIATION OF NON-GAAP MEASURE (Continued)

	Year ended December 31, 2006
	Operating Income Before Amortization	Non-cash compensation expense	Amortization of non-cash marketing	Amortization of intangibles	Goodwill impairment	Operating income (loss)
Retailing.	$268.9	$(4.8)	$—	$(36.2)	$—	$228.0
Transactions:
Ticketmaster	264.4	—	—	(27.1)	—	237.3
LendingTree	63.6	0.9	—	(16.4)	—	48.1
Real Estate	(21.3)	0.4	—	(7.6)	—	(28.5)
ServiceMagic	16.2	(0.6)	—	(3.1)	—	12.4

Total Transactions	322.9	0.7	—	(54.2)	—	269.4
Media & Advertising	58.3	—	(29.6)	(34.6)	—	(6.0)
Membership & Subscriptions:
Interval	115.9	—	—	(25.2)	—	90.7
Match	63.4	—	(3.0)	(2.0)	—	58.4
Entertainment	13.9	—	—	(29.9)	(189.1)	(205.2)

Total Membership & Subscriptions	193.2	—	(3.0)	(57.2)	(189.1)	56.1
Emerging Businesses	(15.9)	(0.2)	(4.5)	(0.5)	—	(21.0)
Corporate and other	(85.4)	(88.1)	—	—	—	(173.4)

Total	$742.1	$(92.3)	$(37.1)	$(182.7)	$(189.1)	240.8

Other income, net						42.2

Earnings from continuing operations before income taxes and minority interest						283.0
Income tax provision						(119.2)
Minority interest in losses of consolidated subsidiaries						0.5

Earnings from continuing operations						164.3
Gain on sale of discontinued operations, net of tax						9.6
Income from discontinued operations, net of tax						13.2

Net earnings available to common shareholders						$187.1

NOTE 9—RECONCILIATION OF NON-GAAP MEASURE (Continued)

	Year ended December 31, 2005
	Operating Income Before Amortization	Non-cash compensation expense	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Retailing.	$276.6	$(0.4)	$—	$(59.4)	$216.7
Transactions:
Ticketmaster	218.7	—	—	(28.7)	189.9
LendingTree	80.6	(1.9)	—	(23.4)	55.3
Real Estate	(16.7)	(1.0)	—	(11.9)	(29.5)
ServiceMagic	11.2	0.7	—	(3.0)	8.9

Total Transactions	293.9	(2.2)	—	(67.1)	224.6
Media & Advertising	30.5	—	—	(22.8)	7.7
Membership & Subscriptions:
Interval	100.5	—	—	(25.2)	75.3
Match	47.9	—	—	(3.8)	44.1
Entertainment	17.5	—	—	(6.4)	11.2

Total Membership & Subscriptions	165.9	—	—	(35.4)	130.6
Emerging Businesses	(12.1)	(0.1)	—	(0.4)	(12.7)
Corporate and other	(105.8)	(134.8)	—	—	(240.6)

Total	$649.0	$(137.5)	$—	$(185.2)	326.3

Other income, net					619.9

Earnings from continuing operations before income taxes and minority interest					946.2
Income tax provision					(375.2)
Minority interest in income of consolidated subsidiaries					(2.1)

Earnings from continuing operations					568.9
Gain on sale of discontinued operations, net of tax					70.2
Income from discontinued operations, net of tax					230.6

Earnings before preferred dividends					869.7
Preferred dividends					(7.9)

Net earnings available to common shareholders					$861.7

NOTE 10—DISCONTINUED OPERATIONS

        During the second quarter of 2006, Quiz TV Limited, previously reported in IAC's Emerging Businesses group, ceased operations. iBuy, also previously reported in IAC's Emerging Businesses group, was classified as held for sale during the fourth quarter of 2006 and its assets were subsequently sold during the second quarter of 2007. Additionally, on November 29, 2006, IAC sold PRC, previously reported in the Teleservices segment of IAC's Transactions sector, for approximately $286.5 million which resulted in a pre-tax gain of $66.3 million and an after-tax gain of $9.6 million. On June 19, 2007, IAC sold HSE, previously reported in the International segment of IAC's Retailing sector, for approximately $216.5 million, which resulted in a pre-tax gain of $45.7 million and an after-tax gain of $31.1 million. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale. See Note 16 for a further description of the sale of HSE. Accordingly, discontinued operations in the accompanying statements of operations include Quiz TV Limited, iBuy and HSE for all periods presented, and PRC through November 28, 2006.

        In June 2005, IAC sold its 48.6% ownership in EUVÍA (previously reported in the International segment of IAC's Retailing sector) for approximately $204.0 million, which resulted in a pre-tax gain of $127.1 million and an after-tax gain of $70.2 million. During the second quarter of 2005, TV Travel Shop ceased operations and on August 9, 2005, IAC completed the Expedia spin-off. Accordingly,

NOTE 10—DISCONTINUED OPERATIONS (Continued)

discontinued operations in the accompanying consolidated statements of operations include Expedia through August 8, 2005, EUVÍA through June 2, 2005 and TV Travel Shop, Styleclick, ECS and Avaltus for all periods presented.

        The net revenue and net earnings, net of the effect of any minority interest, for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net revenue	$192,701	$764,768	$2,111,441

Earnings before income taxes and minority interest	$19,488	$11,129	$306,341
Income tax benefit (provision)	8,488	2,092	(70,241)
Minority interest in income of consolidated subsidiaries	—	—	(5,474)

Net earnings	$27,976	$13,221	$230,626

        Income from discontinued operations, net of tax, in 2007 primarily includes the income of HSE. Income from discontinued operations, net of tax, in 2006 primarily includes the income of PRC and a tax benefit on state tax reserves released during the third and fourth quarters of 2006 related to the sale of USA Broadcasting in 2002, partially offset by the losses of Quiz TV. Income from discontinued operations, net of tax, in 2005 primarily includes the income of Expedia and a tax benefit of approximately $62.8 million related to the write-off of the Company's investment in TV Travel Shop.

        The assets and liabilities of HSE at December 31, 2006 have been classified in the accompanying consolidated balance sheet as "Assets held for sale" (which is included in "Prepaid and other current assets") and "Liabilities held for sale" (which is included in "Accrued expenses and other current liabilities"). Such net assets held for sale consist of the following (in thousands):

December 31, 2006
Current assets	$81,834
Goodwill	122,721
Other non current assets	22,325

Total assets held for sale	226,880

Current liabilities	(56,353)
Other long term liabilities	(7,992)

Total liabilities held for sale	(64,345)

Total net assets held for sale	$162,535

NOTE 11—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

        At December 31, 2007, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Non-U.S. government securities and other fixed term obligations	$157,391	$627	$(497)	$157,521
U.S. government-sponsored enterprises	104,215	1	(452)	103,764
U.S. government and agencies	3,405	91	—	3,496
Corporate debt securities	62,564	52	(609)	62,007

Total debt securities	327,575	771	(1,558)	326,788

Total marketable securities	$327,575	$771	$(1,558)	$326,788

        The net unrealized loss is included within other comprehensive income and is recorded net of a deferred tax benefit of $0.3 million as of December 31, 2007. The proceeds from sales and maturities of available-for-sale marketable securities were approximately $1.4 billion, which resulted in gross realized losses of $0.4 million and gross realized gains of $0.1 million for the year ended December 31, 2007.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2007 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$155,234	$154,820
Due after one year through five years	119,313	119,613
Due after five through ten years	200	200
Due over ten years	52,828	52,155

Total	$327,575	$326,788

        In the third quarter of 2007, certain auction rate securities had failed auctions due to sell orders exceeding buy orders. Of the $326.8 million of marketable securities at December 31, 2007, $14.7 million, net of an unrealized loss of approximately $0.3 million, was associated with failed auctions. These auction rate securities are rated AAA. As of December 31, 2007, the unrealized loss related to these securities is not considered to be an other-than-temporary impairment. The Company does not hold any other auction rate securities.

        The following table summarizes those investments with unrealized losses at December 31, 2007 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-U.S. government securities and other fixed term obligations	$24,349	$(75)	$35,162	$(422)	$59,511	$(497)
U.S. government-sponsored enterprises	3,210	(6)	98,529	(446)	101,739	(452)
U.S. government and agencies	—	—	—	—	—	—
Corporate debt securities	26,860	(281)	25,459	(328)	52,319	(609)

Total	$54,419	$(362)	$159,150	$(1,196)	$213,569	$(1,558)

NOTE 11—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE (Continued)

        Substantially all of the Company's fixed income securities are rated investment grade or better. The gross unrealized losses related to fixed income securities were due primarily to changes in interest rates. The Company's management has determined that the gross unrealized losses on its available-for-sale marketable securities at December 31, 2007 are temporary in nature. In the first quarter of 2005, the Company recognized $15.0 million of losses that were deemed to be other-than-temporary related to available-for-sale marketable securities that were sold by the Company to fund its cash needs related to: the repurchase of 26.4 million shares of IAC common stock associated with the acquisition of IAC Search & Media; the acquisition of Cornerstone Brands; and the redemption of substantially all of IAC's preferred stock for $656 million in connection with the Expedia spin-off. There was no other than temporary impairment charge recorded in 2007 or 2006.

        During the year ended December 31, 2007, $0.4 million of net unrealized losses included within other comprehensive income as of December 31, 2006 were recognized into earnings.

        Investments accounted for under the cost method are included in "Long-term investments" in the accompanying consolidated balance sheets and have a carrying value of $26.3 million and $51.6 million as of December 31, 2007 and 2006, respectively.

        On June 19, 2007, as part of the consideration for the sale of HSE to Arcandor AG ("ARO"), formerly known as KarstadtQuelle AG, IAC received approximately 5.5 million shares of ARO stock valued at €141 million or $190.1 million. The ARO stock is an available-for-sale marketable security that is accounted for in accordance with SFAS No. 115, and is included in "Long-term investments" in the accompanying consolidated balance sheet, with a carrying value of $130.8 million at December 31, 2007. Included within other comprehensive income at December 31, 2007 was an unrealized loss of $46.1 million related to this marketable security, which is recorded net of a deferred tax benefit of $28.9 million. The severity of the unrealized loss (fair value is approximately 37% less than cost) and duration of the unrealized loss (less than 6 months) are consistent with the weak and adverse conditions affecting the market in which Arcandor operates. The Company evaluated the prospects of Arcandor in relation to the severity and duration of the unrealized loss. Based on that evaluation and the Company's ability and intent to hold the ARO stock for a reasonable period of time sufficient for an expected recovery of fair value, the Company does not consider the unrealized loss related to the ARO stock to be other-than-temporary at December 31, 2007.

        At December 31, 2006, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Non-U.S. government securities and other fixed term obligations	$502,002	$64	$(2,208)	$499,858
U.S. government-sponsored enterprises	268,524	—	(4,696)	263,828
U.S. government and agencies	4,685	—	(87)	4,598
Corporate debt securities	130,678	6	(1,226)	129,458

Total debt securities	905,889	70	(8,217)	897,742

Total marketable securities	$905,889	$70	$(8,217)	$897,742

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

NOTE 11—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE (Continued)

        The following table summarizes those investments with unrealized losses at December 31, 2006 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-U.S. government securities and other fixed term obligations	$37,295	$(68)	$96,403	$(2,140)	$133,698	$(2,208)
U.S. government-sponsored enterprises	4,394	(116)	259,434	(4,580)	263,828	(4,696)
U.S. government and agencies	—	—	4,598	(87)	4,598	(87)
Corporate debt securities	11,140	(25)	67,851	(1,201)	78,991	(1,226)

Total	$52,829	$(209)	$428,286	$(8,008)	$481,115	$(8,217)

        During the year ended December 31, 2006, $1.2 million of net unrealized losses included within other comprehensive income as of December 31, 2005 were recognized into earnings.

        The proceeds from sales and maturities of available-for-sale marketable securities were approximately $3.1 billion, which resulted in gross realized gains of $0.3 million and gross realized losses of $16.1 million for the year ended December 31, 2005. During the year ended December 31, 2005, $14.5 million of net unrealized losses included within other comprehensive income as of December 31, 2004 were recognized into earnings. Additionally, the Company recognized $7.1 million and $1.6 million of foreign exchange gains and losses related to available-for-sale marketable securities, respectively, through earnings during the year ended December 31, 2005.

NOTE 12—(LOSS) EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted earnings per share:

	Years Ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(205,569)	$(205,569)	$164,265	$164,265	$568,905	$568,905
Preferred stock dividends (a)(b)	—	—	—	—	(7,938)	—

Net (loss) earnings from continuing operations available to common shareholders	(205,569)	(205,569)	164,265	164,265	560,967	568,905
Interest expense on Convertible Notes (c)	—	—	—	—	—	1,180

Net (loss) earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	$(205,569)	$(205,569)	$164,265	$164,265	$560,967	$570,085
Income from discontinued operations, net of tax	61,500	61,500	22,800	22,800	300,778	300,778

Net (loss) earnings available to common shareholders	$(144,069)	$(144,069)	$187,065	$187,065	$861,745	$870,863

NOTE 12—(LOSS) EARNINGS PER SHARE (Continued)

Denominator:
Basic shares outstanding	285,686	285,686	305,204	305,204	329,459	329,459
Dilutive securities including stock options, warrants and restricted stock and share units	—	—	—	14,331	—	27,159

Denominator for earnings per share—weighted average shares(d)	285,686	285,686	305,204	319,535	329,459	356,618

(Loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.72)	$(0.72)	$0.54	$0.51	$1.70	$1.60
Discontinued operations, net of tax	0.22	0.22	0.07	0.08	0.92	0.84

(Loss) earnings per share available to common shareholders	$(0.50)	$(0.50)	$0.61	$0.59	$2.62	$2.44

(a)
On August 9, 2005 and prior to the Expedia spin-off, approximately 13.1 million shares of the Company's preferred stock were redeemed for approximately $656 million.

(b)
For the year ended December 31, 2005, approximately 5.9 million weighted average common shares related to the assumed conversion of the Company's preferred stock and approximately 1.9 million weighted average common shares related to the assumed conversion of the Convertible Notes were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method, the preferred dividends and the interest expense on the Convertible Notes were excluded from the numerator in calculating diluted earnings per share.

(c)
For the years ended December 31, 2007 and 2006, approximately 0.5 million and 1.5 million weighted average common shares, respectively, related to the assumed conversion of the Company's Convertible Notes were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Accordingly, under the "if-converted" method, the interest expense on the Convertible Notes, net of tax, was included in net (loss) earnings from continuing operations available to common shareholders.

(d)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company's Convertible Notes and preferred stock if the effect is dilutive. For the years ended December 31, 2007, 2006 and 2005, approximately 57.4 million, 19.3 million and 34.0 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 13—SHAREHOLDERS' EQUITY

Description of Common Stock and Class B Convertible Common Stock

        The following is a description of IAC's common stock before and after the Expedia spin-off. The only change effected by the Expedia spin-off to the terms of IAC's common stock was the change in par value from $0.01 to $0.001.

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

NOTE 13—SHAREHOLDERS' EQUITY (Continued)

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

        In the event that IAC issues or proposes to issue any shares of IAC common stock or Class B common stock (with certain limited exceptions), including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities, Liberty Media Corporation ("Liberty") will have preemptive rights that entitle it to purchase, subject to a cap, a number of IAC common shares so that Liberty will maintain the identical ownership interest in IAC that Liberty had immediately prior to such issuance or proposed issuance. Any purchase by Liberty will be allocated between IAC common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of IAC common stock in lieu of shares of IAC Class B common stock. Liberty has not been entitled to exercise any of its preemptive rights in 2007 and 2006 as its ownership has exceeded the established cap.

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

NOTE 13—SHAREHOLDERS' EQUITY (Continued)

        At December 31, 2007 and 2006, 758 and 846 shares, respectively, of IAC Series B preferred stock were outstanding. Each share of IAC Series B preferred stock is convertible, at the option of the holder at any time, into that number of shares of IAC common stock equal to the quotient obtained by dividing the face value of $27.77 by the conversion price per share of IAC common stock. The conversion price is initially equal to $37.48 per share of IAC common stock and is subject to downward adjustment if the price of IAC common stock exceeds $38.98 at the time of conversion pursuant to a formula set forth in the certificate of designation for the IAC Series B preferred stock. On February 4, 2022, all then outstanding shares of IAC Series B preferred stock shall automatically be converted into shares of IAC common stock. Shares of IAC Series B preferred stock may be put to IAC at the option of the holder thereof on the fifth, seventh, tenth and fifteenth anniversary of February 4, 2002 for cash or stock at IAC's option. IAC also has the right to redeem the shares of IAC Series B preferred stock for cash or stock commencing on the tenth anniversary of February 4, 2002. In the event of a voluntary liquidation, dissolution or winding-up of IAC, holders of IAC Series B preferred stock will be entitled to receive, in preference to any holder of IAC common stock or IAC Class B common stock, an amount per share equal to all accrued and unpaid dividends plus the greater of (a) face value, or (b) the liquidating distribution that would be received had such holder converted the IAC Series B preferred stock into IAC common stock immediately prior to the liquidation, dissolution or winding-up of IAC. Shares of IAC Series B preferred stock accrue dividends at 1.99%, payable quarterly in cash or stock at IAC's option. The Company paid cash dividends of approximately $9.6 million for the year ended December 31, 2005, in respect of IAC Series A and Series B preferred stock. The aggregate dollar amount of cash dividends paid in respect of IAC Series B preferred stock for the years ended December 31, 2007 and 2006 was de minimis.

        In accordance with SFAS No. 128, "Earnings Per Share" for purposes of calculating diluted earnings per share, the Company uses the if-converted method of calculating the dilutive effect of the IAC Series B preferred stock and prior to the completion of the Expedia spin-off, used this method for purposes of calculating the dilutive effect of the IAC Series A preferred stock. Under the if-converted method, securities are assumed to be converted at the beginning of the period if the conversion of those shares would be dilutive.

Note Receivable from Key Executive for Common Stock Issuance

        In connection with the employment of Barry Diller as Chief Executive Officer in August 1995, the Company agreed to sell Mr. Diller 883,976 shares of IAC common stock ("Diller Shares") at $11.3126 per share for cash and a non-recourse promissory note in the approximate amount of $5.0 million, secured by approximately 530,000 shares of IAC common stock. The promissory note was due and paid in full on September 5, 2007.

Stockholders Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through his own holdings, and holdings of Liberty, BDTV, Inc., BDTV II, Inc., BDTV III, Inc. and BDTV IV, Inc., over which Mr. Diller has voting control pursuant to the amended and restated stockholders agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, had the right to vote approximately 20.2% (52,202,229 shares) of IAC's outstanding common stock, and 100% (25,599,998 shares) of IAC's outstanding Class B common stock at December 31, 2007. As a result, Mr. Diller controlled 59.9% of the outstanding total voting power of the Company as of December 31, 2007 and is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders. Liberty holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of IAC stock held by the BDTV entities listed above.

NOTE 13—SHAREHOLDERS' EQUITY (Continued)

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 70,347,397 shares of IAC common stock were reserved as of December 31, 2007.

Stock-Based Warrants

        At December 31, 2007, warrants (in thousands) to acquire shares of IAC common were outstanding as follows:

	Average Strike per IAC Share	Expiration Date	Number of IAC common shares underlying Warrants outstanding at December 31, 2007
Issued in 2002 Expedia.com deal	$38.98	2/4/09	7,295
Issued in Vivendi deal:
Tranche 1	$30.54	5/7/12	12,094
Tranche 2	$36.10	5/7/12	4,000
Converted Expedia.com:
Tranche 1	$14.89	2/4/09	11,091
Other	$16.52	11/7/09–5/19/10	163

	$27.88		34,643

        The information in the table above reflects IAC's continuing obligation to its warrant holders subsequent to the Expedia spin-off. In addition, with respect to certain of the warrants included in the caption "Other" noted in the table above, Expedia is obligated to issue to the same warrant holders Expedia common stock for their portion of the obligation that arose from the Expedia spin-off.

        In addition to the warrants outstanding as noted above, Hotels.com entered into several exclusive affiliate distribution and marketing agreements and issued warrants to purchase shares of its common stock to affiliates if they achieved performance targets. On April 15, 2006, contingently issuable warrants to acquire 0.5 million shares of IAC common stock under such agreements assumed as part of the Hotels.com merger expired unexercised. At December 31, 2006 there were no contingently issuable warrants remaining outstanding.

        During the years ended December 31, 2007, 2006 and 2005 there were approximately 500, 4,000 and 155,000 warrants exercised, respectively. No warrants were issued during the three year period ended December 31, 2007.

Common Stock Repurchases

        Pursuant to the authorizations from its Board of Directors, during 2007 and 2006, IAC purchased 15.6 million and 36.4 million shares of IAC common stock for aggregate consideration of $508.6 million and $999.7 million, respectively. At December 31, 2007, IAC had approximately 50.8 million shares remaining in its authorizations.

Common Stock Exchangeable for Preferred Interest

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration, which

NOTE 13—SHAREHOLDERS' EQUITY (Continued)

consideration included 28.3 million shares of IAC capital stock, valued at $1.4 billion. See Note 14 for further discussion of the sale by IAC of its common and preferred interests in VUE.

        Immediately prior to the completion of this transaction, NBC Universal beneficially owned 21.6 million shares of IAC common stock and 6.7 million shares of IAC Class B common stock (for a total of 28.3 million IAC shares).

NOTE 14—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At December 31, 2007 and 2006 the Company's equity investments in unconsolidated affiliates totaled $293.2 million and $117.2 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheets.

        At December 31, 2007, the Company's investments accounted for under the equity method, along with the principal market that the investee operates, and IAC's relevant ownership percentage include:

December 31, 2007
Jupiter Shop Channel (Japan)	30%
TVSN (China)	21%
TM Mexico (JV)	33.3%
Beijing Gehua Ticketmaster Ticketing Co., Ltd. (China)	40%
Evolution Artists, Inc. ("iLike.com") (United States)	25%
Points International, Ltd. ("Points") (Canada)	3.17%
Medem, Inc. (United States)	36.46%
Front Line Management Group, Inc. ("Front Line") (United States)	45.99%
DJ/IAC Online Ventures, LLC (United States)	50%
MerchantCircle Inc. (United States)	16.48%

        Summarized financial information of the Company's equity investment in Jupiter Shop Channel is as follows (in thousands):

	2007	2006	2005
Current assets	$244,918	$240,297	$195,242
Non-current assets	239,564	214,237	62,849
Current liabilities	111,168	177,090	105,062
Non-current liabilities	3,629	1,125	685
Net sales	866,739	835,114	676,433
Gross profit	336,809	346,762	270,788
Net income	86,581	105,121	74,945

        Summarized aggregated financial information of the Company's remaining equity investments is as follows (in thousands):

	2007	2006	2005
Current assets	$148,561	$60,094	$55,559
Non-current assets	187,923	20,305	4,826
Current liabilities	147,312	82,044	72,973
Non-current liabilities	66,125	44,128	27,375
Net sales	199,803	60,200	37,206
Gross profit	104,889	25,032	21,548
Net loss	(18,097)	(17,146)	(9,451)

NOTE 14—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        During 2007, the Company invested $256.2 million in entities that are accounted for under the equity method. The most significant investment made by the Company was in Front Line, which included the conversion of a $26.5 million convertible note. On August 9, 2007, the Company sold a portion of its investment in Front Line to Warner Music Group at the same per share price that the Company paid to acquire its investment in Front Line.

        In the third quarter of 2006, IAC began accounting for its investment in Points under the equity method due to IAC's increased representation on the board of directors of Points. Additionally, in the third quarter of 2006, IAC sold its equity investment in BET, which resulted in a pre-tax gain of $4.5 million and an after-tax gain of $2.6 million.

        Through June 7, 2005, IAC beneficially owned 5.44% of the partnership common equity of VUE, plus certain preferred interests of VUE. This common interest was accounted for using the equity method. On June 7, 2005, IAC sold its common and preferred interests in VUE to NBC Universal for approximately $3.4 billion in aggregate consideration consisting of approximately $1.9 billion in cash, 28.3 million IAC common shares formerly held by NBC Universal and $115 million of television advertising time that NBC Universal will provide through its media outlets over a three-year period. Based upon the closing price of IAC common stock on June 7, 2005 of $49.28, the 28.3 million IAC common shares had a market value of approximately $1.4 billion. The transaction resulted in a pre-tax gain of $523.5 million and an after-tax gain of $322.1 million. In 2007, the Company recorded a pre-tax gain related to the 2005 sale of its common interest in VUE of $16.7 million representing amounts received due to the resolution of certain contingencies.

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

	As of March 31, 2005 and for the period October 1, 2004 to June 7, 2005	As of September 26, 2004 and for the period October 1, 2003 to September 26, 2004
Current assets	$3,755,581	$1,988,454
Non-current assets	13,904,821	14,908,280
Current liabilities	2,541,519	2,162,944
Non-current liabilities	3,714,663	3,382,755
Net sales	5,633,353	6,970,268
Gross profit	1,707,191	1,980,193
Net income	441,855	491,646

NOTE 15—LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS

	December 31,
	2007	2006
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"); interest payable each January 15 and July 15 which commenced July 15, 2003	$750,000	$750,000
Lines of credit (primarily warehouse lines)	79,426	338,472
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000
Installment Note Payable due January 31, 2008	20,000	30,000
Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008	12,349	20,098
Other long-term obligations maturing through 2010	441	9,575

Total gross obligations	942,216	1,228,145
Fair value basis adjustment attributable to hedged debt obligations	4,542	(11,684)
Total unamortized discount	(335)	(2,374)

Total long-term obligations and short-term borrowings	946,423	1,214,087
Less current maturities of long-term obligations and short-term borrowings	(111,857)	(357,679)

Long-term obligations, net of current maturities	$834,566	$856,408

        At December 31, 2007, current maturities of long-term obligations and short-term borrowings consist primarily of the lines of credit, the Installment Note Payable and the Ask Zero Coupon Convertible Subordinated Notes. At December 31, 2006, current maturities of long-term obligations and short-term borrowings consist primarily of the lines of credit and an installment payment of the Installment Note Payable.

        One of the Company's subsidiaries, LendingTree Loans, has various lines of credit, primarily warehouse lines, that it uses to fund the origination of consumer residential mortgage loans. As of December 31, 2007, LendingTree Loans had committed lines of credit totaling $550 million, of which $500 million expired on January 31, 2008 and $50 million expires on October 31, 2008, and an uncommitted line of credit of $150 million. As of December 31, 2006, LendingTree Loans had committed lines of credit in the aggregate amount of $750 million, which had been scheduled to expire from August 31, 2007 to October 31, 2007, and uncommitted lines of credit aggregating $250 million. Total borrowings under these lines of credit are secured by outstanding mortgage loans held for sale. The interest rate under these lines of credit was 30-day LIBOR plus 75 to 100 basis points, but may have been higher under certain circumstances. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) positive pre-tax net income on a quarterly basis. During the fourth quarter of 2007, LendingTree Loans was not in compliance with the quarterly positive pre-tax net income covenant set forth in one of its lines of credit. LendingTree Loans received a waiver of this covenant breach on February 8, 2008. The borrowings under all LendingTree Loans' lines of credit are non-recourse to IAC and LendingTree. In the case of committed lines, LendingTree Loans pays a facility fee based on the size of the lines. There were $79.4 million and $338.5 million outstanding under these lines of credit as of December 31, 2007 and 2006, respectively. The weighted-average interest rates on outstanding borrowings under these lines of credit at December 31, 2007 and 2006 were 5.53% and 6.35%, respectively. Subsequent to December 31, 2007, the committed line of credit which expired on January 31, 2008 was renewed at a reduced size of $50 million and an increased base rate of LIBOR plus 140 basis points and will expire on the earlier of sixty days prior to the Proposed Spin-Offs or January 24, 2009. The renewed committed line of credit can be canceled at the option of the lender without default upon sixty days notice.

NOTE 15—LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS (Continued)

        On July 19, 2005, as part of the IAC Search & Media acquisition, IAC guaranteed $115.0 million par value of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"). The Convertible Notes are convertible at the option of the holders into shares of both IAC and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares of its respective common stock. See Note 16 for a description of the derivatives created in the Expedia spin-off. At December 31, 2007, the principal amount of the Convertible Notes outstanding was $12.3 million.

        In connection with the financing of the construction of IAC's corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency (the "Agency") issued $80 million in aggregate principal amount of New York City Industrial Development Agency Liberty Bonds (IAC/InterActiveCorp Project), Series 2005 (the "Liberty Bonds"). IAC is obligated to make all principal, interest and other payments in respect of the Liberty Bonds pursuant to certain security and payment arrangements between IAC and the Agency, which arrangements were entered into in connection with the closing of the Liberty Bond issuance. IAC's payment obligation under the Liberty Bonds is collateralized by a mortgage interest in the corporate headquarters building.

        In connection with the acquisition of LendingTree Loans, the Company committed to pay a portion of the purchase price payments to former shareholders under an installment note payable in three installments. The final payment of $20.0 million, due January 31, 2008, is recorded net of imputed interest of $0.1 million at December 31, 2007.

        At December 31, 2007, the Company has outstanding two interest rate swap agreements with notional amounts of $200 million and $150 million, respectively, in each case related to a portion of the 2002 Senior Notes. During 2005 and 2004 the Company unwound swap agreements with notional amounts of $50 million and $350 million, respectively, for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps outstanding at December 31, 2007 and 2006 resulted in gains of $4.5 million and losses of $11.7 million, respectively, which have been recognized as adjustments to the carrying value of the corresponding debt. See Note 16 for a further description of the derivatives related to long-term debt.

        Aggregate contractual maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2008	$111,857
2009	20
2010	4
2011	—
2012	—
Thereafter	834,542

$946,423

        At December 31, 2007 and 2006, the Company leased certain equipment under capital leases with interest rates primarily ranging from 6.8% to 9.5%. Included in other long-term obligations above as of December 31, 2007 are capital lease obligations totaling approximately $0.3 million. Included in other long-term obligations above as of December 31, 2006 are capital lease obligations totaling approximately $2.0 million, net of interest of $0.5 million. Total fixed assets under capital leases at December 31, 2007 and 2006 approximate $7.4 million and $9.5 million, respectively, with accumulated depreciation of approximately $5.6 million and $6.1 million, respectively.

NOTE 16—DERIVATIVE INSTRUMENTS

Derivatives Related to Loans Held for Sale

        The Company is exposed to certain interest rate risks in connection with its mortgage banking operations because the fair value of loans held for sale is subject to change primarily due to changes in market interest rates until those loans are sold in the secondary market ("loans held for sale"). LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into forward delivery contracts for risk management purposes, effective April 1, 2007 it no longer designates these derivatives as hedges for accounting purposes.

        Prior to April 1, 2007, the fair value of loans held for sale was determined using current secondary market prices for loans with similar coupons, maturities and credit quality and the carrying value of the loans held for sale and the related derivative instruments were adjusted for changes in fair value during the time the hedge was deemed to be highly effective. If it was determined that the hedging relationship was no longer highly effective, hedge accounting was discontinued. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the forward delivery contracts continue to be recognized in current earnings as a component of revenue. The fair value of the forward delivery contracts is recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. For the year ended December 31, 2007, the Company recognized losses of $1.1 million related to the changes in fair value of derivative instruments. For the years ended December 31, 2006 and 2005, the Company recognized losses of $0.3 million and $1.4 million, respectively, related to hedge ineffectiveness and gains of $0.1 million and $0.1 million, respectively, related to changes in the fair value of derivative instruments when hedge accounting was discontinued.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments in accordance with SEC Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," and SFAS No. 133 and determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of economic outcomes. Neither the IRLCs nor the related hedging instrument qualify for hedge accounting and both are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations. The IRLCs are recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. The net change in the fair value of these derivative instruments for the years ended December 31, 2007, 2006 and 2005 resulted in losses of $0.8 million, gains of $0.2 million and losses of $0.4 million, respectively, which have been recognized in the accompanying consolidated statements of operations. At December 31, 2007, there was $157.8 million of IRLC's notional value outstanding.

Derivatives Related to Long-term Debt

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC's risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial

NOTE 16—DERIVATIVE INSTRUMENTS (Continued)

institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion the 2002 Senior Notes, which effectively changed the Company's interest rate exposure on a portion of the debt from fixed to floating. As of December 31, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at December 31, 2007 and 2006 resulted in gains of $4.5 million and losses of $11.7 million, respectively. The fair value of the contracts is recorded in the accompanying consolidated balance sheets in "Other non-current assets" at December 31, 2007 and "Other long-term liabilities" at December 31, 2006 with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

Derivatives Created in the Expedia spin-off

        As a result of the IAC Search & Media acquisition, upon conversion of the Convertible Notes, holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company's option. Following the Expedia spin-off on August 9, 2005, IAC became obligated to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC's accompanying consolidated balance sheets because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $13.5 million and $22.8 million at December 31, 2007 and 2006, respectively. Under the separation agreement related to the Expedia spin-off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC's accompanying consolidated balance sheets valued at $14.6 million and $15.9 million at December 31, 2007 and 2006, respectively. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the years ended December 31, 2007, 2006 and 2005 resulted in net gains of $5.2 million, net losses of $9.1 million and net gains of $4.4 million, respectively, which have been recognized in "Other income (expense)" in the accompanying consolidated statements of operations and in "Other, net" within operating activities attributable to continuing operations in the accompanying consolidated statements of cash flows. At December 31, 2007, the derivative asset related to the Convertible Notes is recorded in "Prepaid and other current assets" and the derivative liability related to the Convertible Notes is recorded in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. At December 31, 2007, the principal amount of the Convertible Notes outstanding was $12.3 million.

Derivative Created in the Sale of HSE

        On June 19, 2007, in consideration for the sale of HSE to Arcandor AG, formerly known as KarstadtQuelle AG, IAC received approximately 5.5 million shares of ARO stock valued at €141 million (the "ARO Shares"), plus additional consideration in the form of a derivative asset, that has a value of up to €54 million within three years. The ultimate value of the derivative asset is dependent, in part, upon the average value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value of the ARO Shares is equal to or less than €141 million, IAC will receive a cash payment equal to € 54 million. To the extent that the Average Value of the ARO Shares is equal to or greater than €195 million, IAC will receive no

NOTE 16—DERIVATIVE INSTRUMENTS (Continued)

additional consideration. To the extent that the Average Value of the ARO Shares is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the value of the ARO Shares equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the derivative asset expires without any payment being made. The derivative asset is maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The change in the fair value of this derivative asset for the year ended December 31, 2007 resulted in a gain of $24.1 million which has been recognized in "Other income (expense)" in the accompanying consolidated statement of operations and in "Other, net" within operating activities attributable to continuing operations in the accompanying consolidated statement of cash flows. At December 31, 2007, the derivative asset, valued at $54.7 million, is recorded in "Other non-current assets" in the accompanying consolidated balance sheet.

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

NOTE 17—COMMITMENTS (Continued)

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2008	$80,178
2009	71,615
2010	58,316
2011	48,460
2012	43,258
Thereafter	270,097

Total	$571,924

        Expenses charged to operations under these agreements were $95.6 million, $87.4 million and $73.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended or under guarantees of debt, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Letters of credit, guarantees and surety bonds	$75,224	$66,040	$4,855	$2,285	$2,044
Purchase obligations	189,171	65,258	90,612	18,212	15,089

Total commercial commitments	$264,395	$131,298	$95,467	$20,497	$17,133

        The letters of credit ("LOCs") primarily consist of trade LOCs, which primarily relate to the Company's Retailing segment and are used for inventory purchases. Trade LOCs are guarantees of payment based upon the delivery of goods. The guarantees relate to the Company's Interval segment and support its credit card business in the United Kingdom. Surety bonds primarily relate to the Company's Transactions sector, primarily its LendingTree segment. Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. The purchase obligations primarily relate to telecommunications contracts with certain vendors related to data transmission lines and telephones.

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

NOTE 19—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies when available. The Company's financial instruments include letters of credit, guarantees and surety bonds. These commitments are in place to facilitate the commercial operations of certain IAC subsidiaries.

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$1,585,302	$1,585,302	$1,428,140	$1,428,140
Restricted cash and cash equivalents	23,701	23,701	27,855	27,855
Accounts receivable, net	483,336	483,336	411,656	411,656
Loans held for sale, net	86,754	89,397	345,896	357,859
Long-term obligations and short-term borrowings	(946,423)	(1,002,446)	(1,214,087)	(1,245,155)
Derivatives related to long-term debt	4,542	4,542	(11,684)	(11,684)
Derivative assets related to loans held for sale and interest rate lock commitments	719	719	3,859	3,859
Derivative liabilities related to loans held for sale and interest rate lock commitments	(1,185)	(1,185)	(2,470)	(2,470)
Derivative assets created in the Expedia spin-off	15,100	15,100	15,931	15,931
Derivative liabilities created in the Expedia spin-off	(14,210)	(14,210)	(23,620)	(23,620)
Derivative asset created in the HSE sale	54,656	54,656	N/A	N/A
Letters of credit, guarantees and surety bonds	N/A	(75,224)	N/A	(67,502)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheets approximate fair value as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. Accounts receivable, net, are short-term in nature and are generally settled shortly after the sale. The market value of loans held for sale, net, was estimated using current secondary market prices for loans with similar coupons, maturities and credit quality, subject to the anticipated loan funding probability, or fallout factor. The fair values of the 2002 Senior Notes, as well as the related derivative contracts, and the Liberty Bonds were estimated using quoted market prices. The carrying amounts for the remaining long-term obligations and short-term borrowings and all other financial instruments approximate their fair value. The carrying amounts of the derivative assets and derivative liabilities created in the Expedia spin-off and the derivative asset created in the sale of HSE are maintained at fair value, which is based upon appropriate valuation methodologies. See Note 11 for discussion of the fair value of marketable securities.

NOTE 20—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media. As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media is wholly owned by IAC.

NOTE 20—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

        The following tables present condensed consolidating financial information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media (since its acquisition on July 19, 2005), on a stand-alone basis; the combined non-guarantor subsidiaries of IAC; and, IAC on a consolidated basis.

Balance sheet as of December 31, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Current assets	$93,819	$152,425	$3,041,185	$—	$3,287,429
Property, plant and equipment, net	—	75,711	575,763	—	651,474
Goodwill and intangible assets, net	—	1,670,211	6,207,700	—	7,877,911
Investment in subsidiaries	14,492,986	1,213,532	11,881,899	(27,588,417)	—
Other assets	83,139	8,422	616,145	—	707,706

Total assets	$14,669,944	$3,120,301	$22,322,692	$(27,588,417)	$12,524,520

Current liabilities	$29,067	$77,077	$1,582,668	$—	$1,688,812
Long-term obligations, net of current maturities	754,542	—	80,024	—	834,566
Other liabilities and minority interest	733,978	76,954	606,548	—	1,417,480
Intercompany liabilities (receivables)	4,568,695	(199,063)	(4,369,632)	—	—
Interdivisional equity	—	3,143,309	20,557,068	(23,700,377)	—
Shareholders' equity	8,583,662	22,024	3,866,016	(3,888,040)	8,583,662

Total liabilities and shareholders' equity	$14,669,944	$3,120,301	$22,322,692	$(27,588,417)	$12,524,520

Statement of operations for the year ended December 31, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$672,307	$5,701,103	$—	$6,373,410
Operating expenses	—	(648,670)	(5,884,304)	—	(6,532,974)
Interest (expense) income, net	(580,194)	12,551	574,090	—	6,447
Other income (expense), net	374,594	(190)	241,255	(534,620)	81,039
Income tax benefit (provision)	28	(8,600)	(129,480)	—	(138,052)
Minority interest in losses of consolidated subsidiaries	3	—	4,558	—	4,561

(Loss) earnings from continuing operations	(205,569)	27,398	507,222	(534,620)	(205,569)
Discontinued operations, net of tax	61,500	—	65,201	(65,201)	61,500

Net (loss) earnings available to common shareholders	$(144,069)	$27,398	$572,423	$(599,821)	$(144,069)

NOTE 20—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Statement of cash flows for the year ended December 31, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows (used in) provided by operating activities attributable to continuing operations	$(619,831)	$139,354	$1,359,581	$—	$879,104
Cash flows (used in) provided by investing activities attributable to continuing operations	(297,205)	(55,818)	425,838	—	72,815
Cash flows provided by (used in) financing activities attributable to continuing operations	917,036	(70,162)	(1,647,438)	—	(800,564)
Net cash used in discontinued operations	—	—	(17,469)	—	(17,469)
Effect of exchange rate changes on cash and cash equivalents	—	590	22,686	—	23,276
Cash and cash equivalents at beginning of the period	—	51,013	1,377,127	—	1,428,140

Cash and cash equivalents at end of the period	$—	$64,977	$1,520,325	$—	$1,585,302

Balance sheet as of December 31, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Current assets	$1,182,540	$112,513	$2,663,204	$—	$3,958,257
Property, plant and equipment, net	—	46,927	547,609	—	594,536
Goodwill and intangible assets, net	—	1,717,631	6,596,317	—	8,313,948
Investment in subsidiaries	12,568,874	1,213,669	11,879,869	(25,662,412)	—
Other assets	142,315	7,603	180,129	—	330,047

Total assets	$13,893,729	$3,098,343	$21,867,128	$(25,662,412)	$13,196,788

Current liabilities	$28,045	$7,658	$2,231,285	$—	$2,266,988
Long-term obligations, net of current maturities	738,316	18,700	99,392	—	856,408
Other liabilities and minority interest	746,393	100,149	487,376	—	1,333,918
Intercompany liabilities (receivables)	3,641,501	(168,663)	(3,472,838)	—	—
Interdivisional equity	—	3,142,127	20,370,320	(23,512,447)	—
Shareholders' equity	8,739,474	(1,628)	2,151,593	(2,149,965)	8,739,474

Total liabilities and shareholders' equity	$13,893,729	$3,098,343	$21,867,128	$(25,662,412)	$13,196,788

NOTE 20—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Statement of operations for the year ended December 31, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$470,426	$5,438,476	$—	$5,908,902
Operating expenses	—	(483,886)	(5,184,226)	—	(5,668,112)
Interest (expense) income, net	(461,138)	4,761	466,683	—	10,306
Other income (expense), net	437,231	(1,624)	41,843	(445,584)	31,866
Income tax benefit (provision)	187,400	8,008	(314,653)	—	(119,245)
Minority interest in losses (income) of consolidated subsidiaries	772	—	(224)	—	548

Earnings (loss) from continuing operations	164,265	(2,315)	447,899	(445,584)	164,265
Discontinued operations, net of tax	22,800	—	8,822	(8,822)	22,800

Net earnings (loss) available to common shareholders	$187,065	$(2,315)	$456,721	$(454,406)	$187,065

Statement of cash flows for the year ended December 31, 2006:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows (used in) provided by operating activities attributable to continuing operations	$(159,787)	$97,661	$890,510	$—	$828,384
Cash flows provided by (used in) investing activities attributable to continuing operations	123,145	(23,721)	395,822	—	495,246
Cash flows provided by (used in) financing activities attributable to continuing operations	36,642	(98,598)	(829,694)	—	(891,650)
Net cash used in discontinued operations	—	—	(22,746)	—	(22,746)
Effect of exchange rate changes on cash and cash equivalents	—	2,694	29,132	—	31,826
Cash and cash equivalents at beginning of the period	—	72,977	914,103	—	987,080

Cash and cash equivalents at end of the period	$—	$51,013	$1,377,127	$—	$1,428,140

NOTE 20—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Statement of operations for the year ended December 31, 2005:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$165,088	$4,859,547	$—	$5,024,635
Operating expenses	—	(163,206)	(4,535,148)	—	(4,698,354)
Interest (expense) income, net	(325,685)	(888)	387,735	—	61,162
Other income (expense), net	811,891	(1,706)	503,496	(754,902)	558,779
Income tax benefit (provision)	83,083	(864)	(457,407)	—	(375,188)
Minority interest in income of consolidated subsidiaries	(384)	—	(1,745)	—	(2,129)

Earnings (loss) from continuing operations	568,905	(1,576)	756,478	(754,902)	568,905
Discontinued operations, net of tax	300,778	—	300,608	(300,608)	300,778

Earnings (loss) before preferred dividends	869,683	(1,576)	1,057,086	(1,055,510)	869,683
Preferred dividends	(7,938)	—	—	—	(7,938)

Net earnings (loss) available to common shareholders	$861,745	$(1,576)	$1,057,086	$(1,055,510)	$861,745

Statement of cash flows for the year ended December 31, 2005:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows (used in) provided by operating activities attributable to continuing operations	$(1,117,322)	$38,864	$989,659	$—	$(88,799)
Cash flows (used in) provided by investing activities attributable to continuing operations	(52,012)	60,544	1,914,399	—	1,922,931
Cash flows provided by (used in) financing activities attributable to continuing operations	1,169,334	(25,502)	(3,847,018)	—	(2,703,186)
Net cash provided by discontinued operations	—	—	883,584	—	883,584
Effect of exchange rate changes on cash and cash equivalents	—	(929)	(26,219)	—	(27,148)
Cash and cash equivalents at beginning of the period	—	—	999,698	—	999,698

Cash and cash equivalents at end of the period	$—	$72,977	$914,103	$—	$987,080

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2007

        On June 19, 2007, IAC completed the sale of HSE and received approximately 5.5 million shares of ARO stock and a derivative asset, valued at $190.1 million and $27.1 million, respectively.

        On June 8, 2007, the Company made an investment in Front Line, which included the conversion of a $26.5 million convertible note.

        During the year ended December 31, 2007, $7.7 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.3 million shares of IAC common stock and 0.3 million shares of Expedia common stock were issued to the holders.

Supplemental Disclosure of Non-Cash Transactions for 2006

        During the year ended December 31, 2006, $93.9 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 3.5 million shares of IAC common stock and 3.5 million shares of Expedia common stock were issued to the holders.

        Due to a reconciliation of federal and state income taxes for the 2005 period prior to the Expedia spin-off and as provided for in the tax sharing agreement entered into with Expedia at the time of the Expedia spin-off, the Company recorded a $17.8 million reduction to the amount distributed to Expedia shareholders in 2006 due to a reduced tax liability. The amount is included in the consolidated statement of shareholders' equity as an increase to additional paid-in capital.

Supplemental Disclosure of Non-Cash Transactions for 2005

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media and issued an aggregate of 37.9 million shares of IAC common stock valued at approximately $1.7 billion.

        On August 9, 2005, IAC completed the Expedia spin-off. The net assets comprising the Expedia businesses, which were spun-off by IAC, amounted to $5.8 billion and are included in the consolidated statement of shareholders' equity as a reduction to retained earnings and additional paid-in capital.

        In connection with IAC's sale of its common and preferred interests in VUE, IAC received 28.3 million IAC shares into treasury, valued at $1.4 billion, as part of the consideration.

        During the year ended December 31, 2005, the Company recognized $18.3 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash paid during the period for:
Interest	$72,330	$68,875	$81,226
Income tax payments	204,448	96,214	955,282
Income tax refunds	(34,849)	(18,634)	(73,578)

NOTE 22—RELATED PARTY TRANSACTIONS

Continuing Operations

        In connection with the Expedia spin-off, the Company and Expedia entered into various agreements, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, in connection with and following the Expedia spin-off, the Company and Expedia have entered into various commercial agreements, which generally include distribution agreements, services agreements and advertising agreements. Total amounts received by the Company from Expedia related to these various agreements in 2007, 2006 and from August 9, 2005 to December 31, 2005 were approximately $8.2 million, $10.6 million and $2.8 million, respectively. Amounts receivable by the Company from Expedia related to these various agreements at December 31, 2007 and 2006 were $0.7 million and $0.9 million, respectively, and are included in "Accounts receivable, net" in the accompanying consolidated balance sheets. Total payments made by the Company to Expedia related to these various agreements in 2007, 2006 and from August 9, 2005 to December 31, 2005 were approximately $0.1 million, $1.6 million and $0.8 million, respectively. Amounts payable to Expedia by the Company related to these various agreements were less than $0.1 million at both December 31, 2007 and 2006 and are included in "Accounts payable, trade" in the accompanying consolidated balance sheets. The Company and Expedia expect these commercial relationships to continue for the foreseeable future. The Company and Expedia are related parties since they are under common control.

        In addition, each of IAC and Expedia has a 50% ownership interest in an aircraft that may be used by both companies. Members of this aircraft's flight crew are employed by an entity in which each of IAC and Expedia has a 50% ownership interest. IAC and Expedia have agreed to share costs relating to flight crew compensation and benefits equally, for which they are separately billed. During 2007 and 2006, total payments of approximately $0.5 million and $0.2 million, respectively, were made to this entity by each of IAC and Expedia.

        On August 9, 2007, the Company sold a portion of its investment in Front Line to the Warner Music Group for approximately $109.9 million. The sale did not result in a recognized gain or loss because the investment was sold at the same per share price that the Company paid to acquire the investment. Warner Music Group is a related party because its Chairman is one of the Company's board members.

        Interval has an agreement with Arise Virtual Solutions (formerly Willow CSN) relating to outsourced call center services provided by Interval to its members. During 2007 and 2006, total payments of approximately $3.2 million and $1.1 million, respectively, were made to Arise. Amounts payable related to these services were $0.1 million at both December 31, 2007 and 2006 and are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. Arise is considered a related party because one of the Company's board members is a partner of Accretive LLC, which owns Arise Virtual Solutions.

        The Company has various agreements with Microsoft Corporation ("Microsoft"), which was the beneficial owner of more than 5% of IAC's outstanding common stock during 2006 and 2005. These agreements include partner agreements, licensing agreements and support agreements with various subsidiaries, including Match.com and LendingTree. Total fees paid related to these agreements in 2006 and 2005 were approximately $66.1 million and $38.2 million, respectively. Amounts payable related to these various agreements at December 31, 2006 were $4.5 million and are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. In the first quarter of 2007, Microsoft publicly disclosed that it was no longer the beneficial owner of 5% or more of IAC's outstanding common stock, and as a result, it is no longer a related party.

NOTE 22—RELATED PARTY TRANSACTIONS (Continued)

        The Company had a secured, non-recourse note receivable of approximately $5.0 million from its Chairman and Chief Executive Officer. This note receivable was paid in full on September 5, 2007.

        In October 2000, a subsidiary of IAC and Nineteen Forty CC Inc. ("Nineteen Forty"), a company owned by Mr. Diller, the Chairman and Chief Executive Officer of IAC, acquired an aircraft for use by the Company. In connection with this transaction, IAC granted Nineteen Forty an option to acquire IAC's interest in the aircraft for its depreciated value on IAC's books. The aircraft was owned 77.2% by the IAC subsidiary and 22.8% by Nineteen Forty. IAC had entered into an agreement with Nineteen Forty pursuant to which IAC leased Nineteen Forty's 22.8% interest in the aircraft for lease payments of approximately $53 thousand per month and IAC paid all operating and maintenance expenses related to the aircraft. The foregoing terms were based on market lease rates for similar aircraft leases. This aircraft was sold in May 2007, at which point the related lease terminated in accordance with its terms. Nineteen Forty's option to acquire IAC's interest in the aircraft was not exercised in connection with the sale.

        IAC invested $0.5 million annually from 2004 through 2006 in convertible preferred stock of an online start-up venture controlled by IAC's Vice Chairman, Victor Kaufman. IAC has committed to invest a total of $2 million, which resulted in IAC receiving preferred stock convertible into 20% of the outstanding common stock of the venture. IAC has various approval rights over significant transactions, the right to appoint directors to the board of directors proportionate to its holdings, and various forms of anti-dilution protection for its investment. It also has the option to purchase additional preferred stock for $20 million such that IAC would hold a 50% ownership percentage in the venture, the right to purchase Mr. Kaufman's shares on March 31, 2012 (or earlier under certain circumstances in the event that Mr. Kaufman is no longer the senior-most executive of the venture) at fair market value, and the right to put its investment to the venture at the time of the venture's first significant financing for the value of its stake implied by the terms of such financing, discounted by 30% to account for the illiquidity of the stock.

        During the period from January 1, 2005 through June 6, 2005, the Company paid $6.9 million to the National Broadcasting Company, a subsidiary of GE, related to television advertising. Additionally, the Company launched a co-branded credit card program with a subsidiary of GE during 2004. Pursuant to this arrangement, the Company received approximately $1.9 million during the period from January 1, 2005 through June 6, 2005 in payments from the GE subsidiary, primarily in the form of revenue share payments in respect of purchases made pursuant to the co-branded card and sales and marketing support for the program. Following the sale of the Company's common and preferred interests in VUE on June 7, 2005, GE and its subsidiaries were no longer considered related parties.

        During 2005, the Company received $32.7 million which represents interest income on the VUE Series B preferred equity interests.

        During 2005, the Company recognized $18.3 million which represents paid-in-kind interest income on the VUE Series A preferred equity interests.

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

NOTE 22—RELATED PARTY TRANSACTIONS (Continued)

        The Company had various agreements with Microsoft for use of data center services by Expedia.com. Total fees paid with respect to these agreements from January 1, 2005 through August 8, 2005, the day prior to the Expedia spin-off, were approximately $13.1 million.

        From January 1, 2005 through June 6, 2005, the day prior to the sale of the Company's VUE interests, Expedia paid $8.6 million to the National Broadcasting Company related to television advertising.

NOTE 23—COMPREHENSIVE INCOME

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	December 31,
	2007	2006	2005
Foreign currency translation	$85,775	$78,547	$33,197
Unrealized losses on available for sale securities	(45,961)	(4,397)	(5,160)
Net gains (losses) on derivative contracts	—	2,355	(1,964)

Accumulated other comprehensive income	$39,814	$76,505	$26,073

NOTE 24—BENEFIT PLANS

        IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% of their pretax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for all plans were $16.5 million, $14.8 million and $10.9 million in 2007, 2006, and 2005, respectively. The increase in matching contributions in both 2007 and 2006 is primarily related to increased participation in the plan. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.

        IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans were $5.0 million, $4.2 million and $3.5 million in 2007, 2006 and 2005, respectively.

NOTE 25—RESTRUCTURING CHARGES

        Restructuring charges, which are included in general and administrative expense in the accompanying consolidated statements of operations, were approximately $22.9 million in 2007. Costs that relate to ongoing operations are not part of restructuring charges.

NOTE 25—RESTRUCTURING CHARGES (Continued)

        The restructuring charges primarily relate to LendingTree's significant reduction in its mortgage origination operations in response to the persistent adverse mortgage market conditions. Restructuring charges by segment and type are as follows:

	For the year ended December 31, 2007
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
	(In thousands)
LendingTree	$8,973	$5,004	$7,510	$80	$21,567
Real Estate	333	—	493	474	1,300

Total	$9,306	$5,004	$8,003	$554	$22,867

        Restructuring charges and spending against liabilities associated with current actions are as follows:

	For the year ended December 31, 2007
	Employee Termination Costs	Continuing Lease Obligations	Asset Write-offs	Other	Total
	(In thousands)
Balance, beginning of period	$—	$—	$—	$—	$—
Restructuring charges	9,306	5,004	8,003	554	22,867
Payments	(7,242)	(1,633)	—	—	(8,875)
Write-offs	—	514	(8,003)	—	(7,489)

Balance, end of period	$2,064	$3,885	$—	$554	$6,503

        At December 31, 2007, restructuring liabilities of $5.6 million are included in "Accrued expenses and other current liabilities" and $0.9 million are included in "Other long-term liabilities" in the accompanying consolidated balance sheet. The Company does not expect to incur significant additional costs related to the 2007 restructuring. Restructuring charges in 2005 and 2006 and restructuring charges in 2007, other than as described above, were not significant.

NOTE 26—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31, (a)(b)	Quarter Ended June 30, (a)(b)(c)	Quarter Ended September 30, (a)(b)	Quarter Ended December 31, (a)(d)(e)
	(In thousands, except per share data)
Year Ended December 31, 2007
Net revenue	$1,490,131	$1,509,783	$1,513,349	$1,860,147
Gross profit	718,816	725,391	712,187	842,560
Operating income (loss)	85,446	52,191	102,080	(399,281)
Earnings (loss) from continuing operations	60,647	46,014	73,666	(385,896)
Income (loss) from discontinued operations, net of tax	103	48,589	(3,195)	16,003
Net earnings (loss) available to common shareholders	60,750	94,603	70,471	(369,893)
Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share (f)	$0.21	$0.16	$0.26	$(1.36)
Diluted earnings (loss) per share (f)	$0.20	$0.15	$0.25	$(1.36)
Net earnings (loss) per share available to common shareholders:
Basic earnings (loss) per share (f)	$0.21	$0.33	$0.25	$(1.31)
Diluted earnings (loss) per share (f)	$0.20	$0.31	$0.24	$(1.31)

NOTE 26—QUARTERLY RESULTS (UNAUDITED) (Continued)

	Quarter Ended March 31, (a)(b)	Quarter Ended June 30, (a)(b)(c)	Quarter Ended September 30, (a)(b)	Quarter Ended December 31, (a)(d)(e)
	(In thousands, except per share data)
Year Ended December 31, 2006
Net revenue	$1,350,721	$1,428,933	$1,409,112	$1,720,136
Gross profit	674,427	710,760	702,399	840,897
Operating income (loss)	66,593	79,244	105,824	(10,871)
Earnings (loss) from continuing operations	43,199	56,502	66,511	(1,947)
Income (loss) from discontinued operations, net of tax	2,543	(4,121)	7,088	17,290
Net earnings available to common shareholders	45,742	52,381	73,599	15,343
Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share (f)	$0.14	$0.18	$0.22	$(0.01)
Diluted earnings (loss) per share (f)	$0.13	$0.17	$0.22	$(0.01)
Net earnings per share available to common shareholders:
Basic earnings per share (f)	$0.14	$0.17	$0.25	$0.05
Diluted earnings per share (f)	$0.14	$0.16	$0.24	$0.05

(a)
Prior to the fourth quarter of 2007, the Company's Interval segment improperly recorded deferred revenue and certain related direct costs. The data presented for the first, second and third quarters of 2007 and the four quarters of 2006 differ from the amounts reflected in the Company's Forms 10-Q and 10-K for those periods due to the correction of this error. See Note 2 for a further description of this restatement.

(b)
The data presented for the first quarter of 2007 differs from the amounts reflected in the Company's Form 10-Q for that period due to the treatment of HSE as a discontinued operation with effect from the second quarter of 2007. The data presented for the first, second and third quarters of 2006 differ from the amounts reflected in the Company's Forms 10-Q for those periods due to the treatment of PRC and iBuy as discontinued operations with effect from the fourth quarter of 2006 and due to the treatment of Quiz TV Limited as a discontinued operation with effect from the second quarter of 2006

(c)
The second quarter of 2007 includes an after-tax gain of $35.1 million related to the sale of HSE, IAC's former Retailing International segment.

(d)
The fourth quarter of 2007 includes impairment charges of $475.7 million and $57.2 million related to the write-down of the Company's LendingTree segment and Entertainment segment goodwill and intangible assets, respectively, and a pre-tax gain of $16.7 million representing amounts received due to the resolution of certain contingencies related to the sale of the Company's common interest in VUE to NBC Universal on June 7, 2005.

(e)
The fourth quarter of 2006 includes an impairment charge of $214.5 million related to the write-down of the Company's Entertainment segment goodwill and intangible assets, a tax benefit of $19.6 million related to release of deferred tax liabilities associated with a foreign equity investment net of an increase in the valuation allowance for a deferred tax asset associated with state net operating losses and an after-tax gain of $9.6 million related to the sale of PRC, IAC's former Teleservices subsidiary.

(f)
Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

NOTE 27—SUBSEQUENT EVENTS (UNAUDITED)

        On January 10, 2008, IAC repurchased 6.0 million shares of IAC common stock for aggregate consideration of $145.5 million.

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

        As required by Rule 13a-15(b) of the Exchange Act, IAC management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2007, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.

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

Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IAC/InterActiveCorp and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2008

Item 9B.    Other Information

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Stockholders, or the 2008 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors and Management Information" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2008 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2008 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2008 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "The Board and Board Committees" and "Compensation Committee Report," respectively, in the 2008 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding ownership of IAC common stock and Class B common stock, and securities authorized for issuance under IAC's various equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions with IAC and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the section entitled "Fees Paid to Our Independent Registered Public Accounting Firm" in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC

  Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

  Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.

  Consolidated Balance Sheets as of December 31, 2007 and 2006.

  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2007, 2006 and 2005.

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

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

Exhibit No.	Description	Location
2.1	Separation Agreement, dated as of August 9, 2005, between the Registrant and Expedia, Inc.	Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3	Amended and Restated Bylaws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
4.1
	Indenture (relating to the 7% Senior Notes due 2013), dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and The Bank of New York (successor in interest to JPMorgan Chase Bank), as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.

4.2	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.3	Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.4	Form of Zero Coupon Convertible Subordinated Note of Ask Jeeves, Inc.	Exhibit 4.2 (included within Exhibit 4.1) to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.5
	Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of July 19, 2005, by and among the Registrant, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.6
	Second Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of August 9, 2005, by and among the Registrant, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on September 23, 2005.
4.7
In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
4.8	Equity Warrant Agreement, dated as of February 4, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.9	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.
4.10	Forms of Equity Warrant Agreement and Optionholder Equity Warrant Agreement, in each case, between the Registrant and Mellon Investor Services LLC, as equity warrant agent.	Exhibits 4.2 and 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on August 6, 2003.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.2		Amended and Restated Stockholders Agreement, dated as of August 9, 2005, between Liberty Media Corporation and Barry Diller.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.3		Tax Sharing Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.4		Employee Matters Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.5		Transition Services Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.6	*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.
Incorporated by reference to Annex J to the Registrant's Definitive Proxy Statement, included in Amendment No. 3 to the Registrant's Registration Statement on Form S-4, filed with the Commission on June 17, 2005 (SEC File No. 333-124303).
10.7	*	Form of Terms and Conditions of Growth Share Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.8	*	Form of Terms and Conditions of Annual Vesting Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.9	*	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.10	*	Amended and Restated 2000 Stock and Annual Incentive Plan.	Appendix B to the Registrant's Definitive Proxy Statement, dated April 30, 2003.
10.11	*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Appendix F to the Registrant's Definitive Proxy Statement, dated January 13, 1998.
10.12	*	Form of Restricted Stock Unit Agreement for the Amended and Restated 2000 Stock and Annual Incentive Plan and the HSN, Inc. 1997 Stock and Annual Incentive Plan.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.13	*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Appendix A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.

10.14	*	Summary of Non-Employee Director Compensation Arrangements.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated May 23, 2006.
10.15	*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.16	*	2000 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.17	*	2007 IAC/InterActiveCorp Deferred Compensaiton Plan For Non-Employee Directors.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.18	*	IAC/InterActiveCorp Executive Deferred Compensation Plan.	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.19	*	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.20	*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.21	*	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.
10.22	*	Amendment No. 1, dated as of June 6, 2005, to Agreement dated as of February 5, 2004, between Victor Kaufman and IAC/InterActiveCorp.	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.23	*	Employment Agreement between Thomas J. McInerney and the Registrant, dated as of November 21, 2006.	Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.24	*	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 21, 2006.	Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.25	*	Employment Agreement between Douglas R. Lebda and the Registrant, dated as of December 14, 2005.	Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.26	*	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, among Forest Merger Corp., LendingTree Inc., the Registrant and the Grantees.	Exhibit 99.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-105876), filed on July 10, 2003.
10.27		Shareholders Agreement, dated as of December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.28		Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
21.1	†	Subsidiaries of IAC/InterActiveCorp as of December 31, 2007.
23.1	†	Consent of Ernst & Young LLP.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	†††	Consolidated Financial Statements of Jupiter Shop Channel Co. Ltd for the years ended December 31, 2007, 2006 and 2005.

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith.

††
Furnished herewith.

†††
To be filed pursuant to an amendment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2008	IAC/INTERACTIVECORP
	By:	/s/ BARRY DILLER Barry Diller Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2008:

Signature	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Vice Chairman and Director
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Senior Vice President and Controller (Chief Accounting Officer)
William H. Berkman	Director
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director
/s/ DONALD R. KEOUGH Donald R. Keough	Director

Bryan Lourd	Director
John C. Malone	Director
/s/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director
/s/ STEVEN RATTNER Steven Rattner	Director
/s/ GEN. H. NORMAN SCHWARZKOPF Gen. H. Norman Schwarzkopf	Director
/s/ ALAN G. SPOON Alan G. Spoon	Director
/s/ DIANE VON FURSTENBERG Diane Von Furstenberg	Director

Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2007
Allowance for doubtful accounts	$18,770	$24,435		$185		$(23,175)	(2)	$20,215
Sales returns accrual	36,436	592,679		256		(591,025)		38,346
Deferred tax valuation allowance	36,430	4,917	(1)	(1,386)		—		39,961
Other reserves	3,250							2,611
2006
Allowance for doubtful accounts	$19,747	$18,728		$(140)		$(19,565)	(2)	$18,770
Sales returns accrual	34,462	560,234		249		(558,509)		36,436
Deferred tax valuation allowance	18,160	14,469	(3)	3,801	(4)	—		36,430
Other reserves	2,981							3,250
2005
Allowance for doubtful accounts	$15,931	$15,359		$7,897	(6)	$(19,440)	(2)	$19,747
Sales returns accrual	25,760	488,510		4,997	(6)	(484,805)		34,462
Deferred tax valuation allowance	16,836	2,571	(5)	(1,247)		—		18,160
Other reserves	4,705							2,981

(1)
Amount is primarily related to IAC, IAC Search & Media and LendingTree state net operating losses which impacted the income tax provision.

(2)
Write-off of fully reserved accounts receivable.

(3)
Amount is primarily related to IAC and LendingTree state net operating losses which impacted the income tax provision.

(4)
Amount is primarily related to Ask's acquired foreign and state net operating losses which impacted goodwill.

(5)
Amount is primarily related to IAC net operating loss carryforward, which impacted the income tax provision.

(6)
Amounts are primarily related to the acquisitions of IAC Search & Media and Cornerstone Brands in 2005.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
OVERVIEW
EQUITY OWNERSHIP AND VOTING CONTROL
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
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
  Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS