Form 10-K/A
period 2007-12-31
IAC/INTERACTIVECORP
filed 2008-04-29
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on April 29, 2008

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

EXPLANATORY NOTE

        The Registrant hereby amends Part I—Item 3 and Part III contained in its Annual Report on Form 10-K for the year ended December 31, 2007 (the "Original Form 10-K"). This Amendment No. 1 on Form 10-K/A to the Original Form 10-K is being filed to update disclosure regarding certain litigation contained in Part I—Item 3 and to include certain information required by Part III of Form 10-K concerning the Registrant's directors and executive officers, executive compensation, beneficial ownership of the Registrant's securities, certain relationships and related transactions and principal accountant fees and services.

        This Amendment No. 1 only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.

PART I

Item 3.    Legal Proceedings

Recent Litigation between IAC and Liberty Media Corporation

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

        Following expedited discovery, a trial in the consolidated action was held on March 10-14, 2008. On March 28, 2008, the court issued a memorandum opinion and order ruling in favor of IAC, Mr. Diller and the six other purportedly removed directors in the Section 225 Action and dismissing that action with prejudice. The court also determined that Liberty does not have a right to consent to the Proposed Spin-Offs under the Stockholders Agreement, the Governance Agreement, Article IV(C) of IAC's certificate of incorporation, or the certificates of incorporation of the BDTV entities. The court also determined, and the parties agreed, that Liberty's claims that any actions by IAC's Board of Directors to authorize, proceed with and/or implement any spin-off transaction would violate the IAC directors' fiduciary duties (the "Fiduciary Claims") were not ripe for decision. On April 7, 2008, the court entered an order and judgment implementing its decision and reserving jurisdiction to adjudicate any Fiduciary Claims. The time to file an appeal to the Delaware Supreme Court expires on May 7, 2008. To the Company's knowledge, no appeal has been filed by Liberty to date.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information Concerning Directors

        IAC's Board of Directors currently consists of 12 directors. Background information concerning each of these directors is set forth below.

        William H. Berkman, age 43, has been a director of IAC since February 2006. Since 2000, Mr. Berkman has served as a Managing Partner of Associated Group, LLC, the general partner of Liberty Associated Partners, LP. Since 2007, he has served as a Managing Partner of Associated Partners GP Limited, the general partner of Associated Partners GP, LP, which serves as the general partner of Associated Partners, LP. Each of Liberty Associated Partners, LP and Associated Partners, LP are investment funds that make private and public market investments in telecommunications, media, internet and related technology companies. In addition, Mr. Berkman is the Chairman of the Board of Directors of CURRENT Group, LLC, a commercial fully-integrated broadband over power line (BPL) communications solutions provider. Formerly, Mr. Berkman was President of the Associated Group, Inc. affiliate that founded Teligent, Inc., a competitive local exchange carrier servicing business customers, of which he was a director until January 2000. Mr. Berkman also co-founded and served on the Board of Directors of Mobilcom, S.A. de C.V., a Mexican wireless operator subsequently sold to Nextel. Mr. Berkman holds patents for a variety of communications systems and components. Mr. Berkman's family established the Berkman Center For Internet & Society at Harvard Law School and Mr. Berkman is a graduate of Harvard College.

        Mr. Berkman was nominated as a director by Liberty Media Corporation, or Liberty, which has the right to nominate two individuals for election to IAC's Board of Directors pursuant to an amended and restated governance agreement among IAC, Liberty and Mr. Diller. For additional information, see the discussion under Relationships Involving IAC and Liberty Media Corporation.

        Edgar Bronfman, Jr., age 52, has been a director of IAC since February 1998. Mr. Bronfman has served as the Chairman and Chief Executive Officer of Warner Music Group since March 2004. Prior to joining Warner Music Group, Mr. Bronfman served as Chairman and Chief Executive Officer of Lexa Partners LLC, which he founded, from April 2002. Mr. Bronfman also currently serves as a partner of Accretive LLC. Mr. Bronfman was appointed Executive Vice Chairman of Vivendi Universal, S.A. in December 2000. Mr. Bronfman resigned from his position as an executive officer and as Vice Chairman of the Board of Directors of Vivendi Universal, S.A. in March 2002 and December 2003, respectively. Prior to December 2000, Mr. Bronfman served as President and Chief Executive Officer of The Seagram Company Ltd., a post he had held since June 1994, and from 1989 to June 1994 he served as the President and Chief Operating Officer of Seagram. He is the Chairman of the Board of Endeavor Global, Inc., and is currently a member of the Board of NYU Elaine A. and

Kenneth G. Langone Medical Center, The Collegiate School, the Board of Governors of The Joseph H. Lauder Institute of Management & International Studies at the University of Pennsylvania, JPMorgan's National Advisory Board and the Council on Foreign Relations.

        Barry Diller, age 66, has been a director and the Chairman and Chief Executive Officer of IAC (and its predecessors) since August 1995. Mr. Diller also serves as the Chairman of Expedia, Inc., which position he has held since August 2005. Prior to joining the Company, Mr. Diller was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for 10 years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is currently a member of the boards of directors of The Washington Post Company and The Coca-Cola Company. He also serves on the Board of Conservation International and The Educational Broadcasting Company. In addition, Mr. Diller is a member of the Board of Councilors for the University of Southern California's School of Cinema-Television, the New York University Board of Trustees, the Tisch School of the Arts Dean's Council and the Executive Board for the Medical Sciences of University of California, Los Angeles.

        Victor A. Kaufman, age 64, has been a director of IAC (and its predecessors) since December 1996 and has been Vice Chairman of IAC since October 1999. Mr. Kaufman also serves as Vice Chairman of the Board of Expedia, which position he has held since August 2005. Previously, Mr. Kaufman served in the Office of the Chairman from January 1997 to November 1997 and as Chief Financial Officer of IAC from November 1997 to October 1999. Prior to his tenure with IAC, Mr. Kaufman served as Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. from March 1992 and as a director of Savoy from February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. and served in such capacities from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star's successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

        Donald R. Keough, age 81, has been a director of IAC since September 1998. He currently serves as Chairman (in a non-executive capacity) of Allen & Company LLC (and its predecessors), a New York investment banking firm. He was appointed to this position in April 1993. Mr. Keough is currently a member of the boards of directors of Berkshire Hathaway, Inc., The Coca-Cola Company and Convera Corporation. He is a past Chairman of the board of trustees of the University of Notre Dame and a trustee of several other educational institutions. He also serves on the boards of a number of national charitable and civic organizations.

        Bryan Lourd, age 47, has been a director of IAC since April 2005. Mr. Lourd has served as partner and Managing Director of Creative Artists Agency ("CAA") since October 1995. CAA is among the world's leading entertainment agencies based in Beverly Hills, California, with offices in Nashville, New York and Beijing. He is a graduate of the University of Southern California.

        John C. Malone, age 66, has been a director of IAC since May 2006 and previously served as a director of IAC (or its predecessors) from October 2001 through September 2004. Dr. Malone has served as the Chairman of the Board of Liberty since 1990 and served as Liberty's Chief Executive Officer from August 2005 through February 2006. Dr. Malone also served as Chairman of the Board and Chief Executive Officer of Tele-Communications, Inc., or TCI, from November 1996 to March 1999. Prior to that, Dr. Malone served as President and Chief Executive Officer of TCI since 1973. Dr. Malone also serves as Chairman of the Board of Liberty Global, Inc., a director of Expedia, Inc., a shareholder representative of Discovery Communications, Inc. and as Chairman Emeritus of the Board for Cable Television Laboratories, Inc.

        Dr. Malone was nominated as a director by Liberty, which has the right to nominate two individuals for election to IAC's Board of Directors pursuant to an amended and restated governance agreement among IAC, Liberty and Mr. Diller. For additional information, see the discussion under Relationships Involving IAC and Liberty Media Corporation.

        Arthur C. Martinez, age 68, has been a director of IAC since September 2005. Mr. Martinez retired in 2000 as Chairman of the Board, President and Chief Executive Officer of Sears, Roebuck and Co., positions he held from 1995. He was Chairman and Chief Executive Officer of the former Sears Merchandise Group from 1992 to 1995. Prior to his tenure at Sears, he served as Vice Chairman and a director of Saks Fifth Avenue from 1990 to 1992. Mr. Martinez is currently a member of the boards of directors of PepsiCo, Inc., Liz Claiborne, Inc. and International Flavors & Fragrances Inc., and currently serves as Chairman of the Supervisory Board of ABN AMRO Holding, N.V. Mr. Martinez also serves as a Trustee of Greenwich Hospital, Northwestern University and the Chicago Symphony Orchestra.

        Steven Rattner, age 55, has been a director of IAC since April 2004. He is a Managing Principal of Quadrangle Group LLC, a private investment firm. Prior to the formation of Quadrangle in March 2000, Mr. Rattner served as Deputy Chairman and Deputy Chief Executive Officer of Lazard Frères & Co. LLC, which he joined as a General Partner in 1989 and where he founded the firm's Media and Communications Group. Prior to joining Lazard Frères & Co. LLC, Mr. Rattner was a Managing Director at Morgan Stanley, where he also founded the firm's Communications Group. Mr. Rattner also currently serves as a member of the board of directors of Protection One, Inc. Mr. Rattner has served many philanthropic organizations. He is a former Chairman of thirteen.org (Channels 13 and 21, New York's public television stations), a Fellow of Brown University, a former Trustee of the Metropolitan Museum of Art and an honorary trustee of the Brookings Institution.

        Gen. H. Norman Schwarzkopf, age 73, has been a director of IAC since December 1996. He previously had served as a director of Home Shopping Network, Inc. since May 1996. Since his retirement from the military in August 1991, Gen. Schwarzkopf has been an author, a lecturer and a participant in several television specials and worked as a consultant for NBC Universal, Inc. and its predecessor companies from October 1995 through December 2005. From August 1990 to August 1991, he served as Commander-in-Chief, United States Central Command and Commander of Operations, Desert Shield and Desert Storm. Gen. Schwarzkopf had 35 years of service with the military. He is also a member of the Nature Conservancy's President's Conservation Council, co-founder of the Boggy Creek Gang and a member of the University of Richmond Board of Trustees.

        Alan G. Spoon, age 56, has been a director of IAC since February 2003. Since May 2000, Mr. Spoon has been Managing General Partner at Polaris Venture Partners, a private investment firm that provides venture capital and management assistance to development-stage information technology and life sciences companies. Mr. Spoon was Chief Operating Officer and a director of The Washington Post Company from March 1991 through May 2000 and served as President from September 1993 through May 2000. Prior to that, he held a wide variety of positions at The Washington Post Company, including President of Newsweek from September 1989 to May 1991. Mr. Spoon is currently a member of the boards of directors of Danaher Corporation, Tech Target and Getty Images. In his not-for-profit affiliations, Mr. Spoon is a Regent of the Smithsonian Institution and a member of the MIT Corporation.

        Diane Von Furstenberg, age 61, has been a director of IAC since March 1999. She is a designer and the founder of Diane Von Furstenberg Studio, L.P. and has served as its Chairman since August 1995. Previously, she was the Chairman of Diane Von Furstenberg Studio, which she also founded. Mr. Diller and Ms. Von Furstenberg are married.

Information Concerning Executive Officers

        Background information concerning those individuals who currently serve as executive officers of IAC (other than those who also serve as directors) is set forth below.

        Gregory R. Blatt, age 39, has been Executive Vice President, General Counsel and Secretary of IAC since March 2005 and had previously served as Senior Vice President, General Counsel and Secretary of IAC since November 2003. Prior to joining IAC in November 2003, Mr. Blatt served as Executive Vice President, Business Affairs and General Counsel of Martha Stewart Living Omnimedia, Inc. ("MSO") from January 2001 to October 2003, Executive Vice President and General Counsel of MSO from September 1999 to January 2001 and Senior Vice President, General Counsel of MSO from May 1999 to September 1999. Prior to joining MSO, Mr. Blatt was an associate with Grubman Indursky & Schindler, P.C., a New York entertainment and media law firm, from 1997 to May 1999, and prior to that, was an associate at Wachtell, Lipton, Rosen & Katz, a New York law firm, from 1995 to 1997.

        Douglas R. Lebda, age 38, has been President and Chief Operating Officer of IAC since the end of 2005 and Chairman and Chief Executive Officer of IAC's Lending and Real Estate businesses since January 2008. Prior to assuming his current roles, Mr. Lebda served as the Chief Executive Officer of LendingTree, which he founded, since September 1998. Prior to his tenure as Chief Executive Officer of LendingTree, Mr. Lebda served as Chairman of the Board and President of LendingTree since June 1996. Before founding LendingTree in June 1996, Mr. Lebda worked as an auditor and consultant for PriceWaterhouseCoopers. Mr. Lebda holds a bachelor of business administration degree from Bucknell University. He is a member of the Board of Directors of Eastman Kodak and sits on the Board of Trustees for the Darden School Foundation.

        Thomas J. McInerney, age 43, has been Executive Vice President and Chief Financial Officer of IAC since January 2005. Mr. McInerney previously served as Chief Executive Officer of IAC's Retailing sector from January 2003 through December 2005. Prior to this time, Mr. McInerney served as Executive Vice President and Chief Financial Officer of Ticketmaster (prior to it becoming a wholly-owned subsidiary of IAC in January 2003) and its predecessor company, Ticketmaster Online-Citysearch, Inc., since May 1999. Prior to joining Ticketmaster, Mr. McInerney worked at Morgan Stanley, most recently as a Principal.

The Board and Board Committees

        The Board currently has three standing committees: the Audit Committee, the Compensation and Human Resources Committee and the Executive Committee.

        The following table sets forth the current members of each standing Committee, all of which served in the capacities set forth below for all of 2007.

Name	Audit Committee	Compensation and Human Resources Committee	Executive Committee
William H. Berkman*	—	X	—
Edgar Bronfman, Jr.	—	—	X
Barry Diller	—	—	X
Victor A. Kaufman	—	—	X
Donald R. Keough*	—	—	—
Bryan Lourd*	X	—	—
John C. Malone	—	—	—
Arthur C. Martinez*	—	Chair	—
Steven Rattner*	X	—	—
Gen. H. Norman Schwarzkopf*	—	X	—
Alan G. Spoon*	Chair	—	—
Diane Von Furstenberg	—	—	—

*
Independent Directors

        Audit Committee.    The Audit Committee is appointed by the Board to assist the Board with a variety of matters described in the charter, which include monitoring (1) the integrity of IAC's financial statements, (2) the effectiveness of IAC's internal control over financial reporting, (3) the qualifications and independence of IAC's independent registered public accounting firm, (4) the performance of IAC's internal audit function and independent registered public accounting firm and (5) the compliance by IAC with legal and regulatory requirements.

        The Board has concluded that Mr. Spoon is an "audit committee financial expert," as such term is defined by applicable SEC rules.

        Compensation and Human Resources Committee.    The Compensation and Human Resources Committee is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to compensation and benefits, including, but not limited to, salary matters, incentive/bonus plans, stock compensation plans, retirement programs and insurance plans. For additional information on IAC's processes and procedures for the consideration and determination of executive and director compensation and the related role of the Compensation and Human Resources Committee, see the discussion under Compensation Discussion and Analysis generally and Non-Employee Director Compensation, respectively. The formal report of the Compensation and Human Resources Committee is set forth below.

        Executive Committee.    The Executive Committee has all the power and authority of the Board of Directors of IAC, except those powers specifically reserved to the Board by Delaware law or IAC's organizational documents.

Item 11.    Executive Compensation

Compensation and Human Resources Committee Report

        The Compensation and Human Resources Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Securities Act of 1933, as amended, and discussed it with Company management. In reliance on its review and the discussions referred to above, the Compensation and Human Resources Committee recommended to the Board that the Compensation Discussion and Analysis be included in IAC's Annual Report on Form 10-K for the year ended December 31, 2007 and 2008 proxy statement.

Members of the Compensation and Human Resources Committee

Arthur C. Martinez (Chair)
William H. Berkman
Gen. H. Norman Schwarzkopf

Compensation Discussion and Analysis

Philosophy and Objectives

        Our executive officer compensation program is designed to increase long-term stockholder value by attracting, retaining, motivating and rewarding leaders with the competence, character, experience and ambition necessary to enable the Company to meet its growth objectives.

        Though IAC is a large, publicly traded company, we attempt to foster an entrepreneurial culture and environment, and attract and retain senior executives with entrepreneurial backgrounds, attitudes and aspirations. Accordingly, when attempting to recruit and retain our executive officers, as well as other company officers who may become executive officers at a later time, we compete not only with other public companies our size, but also earlier stage companies, companies funded by private equity firms, various investment vehicles and professional firms. We structure our compensation program so that we can compete in this varied marketplace for talent, with an emphasis on variable, contingent compensation and long-term equity ownership.

        While we consider compensation data in establishing broad compensation programs and practices, we do not specifically benchmark the compensation associated with particular executive positions, or definitively rely on competitive survey data in establishing executive compensation. The Company makes decisions based on a host of factors particular to a given executive situation, including its firsthand experience with the competition for recruiting executives, and believes that over-reliance on survey data, or a benchmarking approach, is too rigid for the dynamic marketplace for talent from which we draw to fill our executive ranks.

        Similarly, we believe that arithmetic approaches to establishing compensation levels and measuring and rewarding performance often fail to adequately take into account the multiple factors that contribute to success at the individual and business level. In any given period, the Company may have multiple objectives, and these objectives, and their relative importance, often change as the competitive and strategic landscape shifts. As a result, we believe formulaic approaches often over-compensate or under-compensate a given performance level. Accordingly, we have historically avoided the use of strict formulas in our compensation practices and have relied primarily on a discretionary approach.

        We do, however, believe that linking a portion of compensation to objectively measurable goals should play an important part in an overall compensation program. Thus, in February 2007 we conditioned the vesting of restricted stock units on the achievement of long-term corporate growth objectives in addition to continuous service requirements. In 2008, this shift toward objective performance measurement in our equity compensation program continued with the introduction of non-qualified stock options as the predominant equity award for our executive officers. Under both these programs, the Company determined the size of specific awards based on its subjective determination regarding an executive's past performance and future contribution potential, our retention objectives and competitive conditions, while the ultimate realization of value from the award would be directly dependent on objectively determinable corporate performance (as well as continued service with the Company). Given the prominence of equity in our overall program, a significant percentage of overall pay takes the form of objectively determinable, success-based, long-term compensation.

        We believe the Company's compensation program for executive officers, which includes a combination of subjective determinations regarding value and performance and objective measures of long-term corporate results, puts the substantial majority of compensation at risk, rewards both individual and corporate performance in a targeted fashion, pays amounts appropriate to attract and retain those key individuals necessary to grow the Company, and aligns the interests of our key executives with the interests of our owners. We continuously evaluate our program, and make changes as we deem appropriate.

Roles and Responsibilities

        The Compensation and Human Resources Committee (for purposes of this Compensation Discussion and Analysis, the "Committee") of the Company's Board of Directors has primary responsibility for establishing the compensation of the Company's executive officers. The composition of the Committee has not changed since May of 2006, and the members of the Committee are identified under The Board and Board Committees beginning on page 6.

        The executive officers participate in establishing Company-wide compensation programs, including the structure of bonus and equity programs and in establishing appropriate bonus and equity pools across the Company. At year-end, the CEO meets with the Committee and discusses his views of corporate and individual executive officer performance for the prior year and his recommendations for appropriate compensation packages for the individual executive officers. The CEO and the Committee discuss each individual recommendation. Following such discussion, the Committee meets without the CEO and discusses the CEO's recommendations and the CEO's compensation package, ultimately determining the compensation packages for each of the executive officers.

        In establishing an executive officer's compensation, each individual component is evaluated independently and in relation to the package as a whole. Prior earning histories and outstanding long-term compensation arrangements are also reviewed and taken into account. However, we do not believe in any formulaic relationship or targeted allocation between these elements. Instead, each individual's situation is evaluated on a case by case basis each year, considering the variety of relevant factors at that time.

        Neither the Company nor the Committee has an ongoing relationship with any particular compensation consulting firm. In certain instances involving matters of particular import, the Committee has solicited the advice of consulting firms. For example, in February of 2007, the Committee engaged Mercer Consulting regarding the Company's newly created performance based restricted stock unit program, and in 2005, Pearl Meyer & Partners advised the Committee regarding an equity compensation grant to Mr. Diller. In addition, from time to time, the Company may solicit survey or other data from a variety of firms and on certain occasions the Committee has engaged legal counsel.

Compensation Elements

        Our compensation packages for executive officers primarily consist of salary, annual bonuses, IAC equity awards, and in certain instances, perquisites and other benefits.

        Salary.    We typically negotiate a new executive officer's starting salary upon arrival, based on the executive's prior compensation history, prior compensation levels for the particular position within the Company, the Company's New York city location, salary levels of other executives within the Company, and salary levels available to the individual in alternative opportunities. Salaries can increase based on a number of factors, including the assumption of additional responsibilities and other factors which demonstrate an executive's increased value to the Company. These salary increases have generally occurred following year-end, concurrently with the establishment of bonuses for the prior year and equity grants, but can also occur at other times, depending on the circumstances. No executive officer salaries have been adjusted since February of 2006. Mr. Diller's annual salary of $500,000 reflects a salary reduction in August of 2005 as a result of Mr. Diller assuming the role of executive Chairman of Expedia, Inc. following its spin-off from the Company.

  Annual Bonuses

        General.    We establish bonus levels through a two-pronged process. First, at the beginning of the year, the Committee sets performance objectives tied to the achievement of EBITA or share price growth targets during the forthcoming year. In general, these targets are minimum acceptable growth conditions, but with respect to which there is substantial uncertainty when we establish them. If the Company meets the performance criteria, the executive becomes eligible for a maximum bonus award, which the Committee typically reduces based on a discretionary assessment of Company and, to a lesser extent, individual performance. In making its determinations regarding annual bonuses, the Committee considers a variety of factors such as growth in profitability or achievement of strategic factors and does not quantify the weight given to any specific element or otherwise follow a formulaic calculation. Rather, the Committee engages in an overall assessment of appropriate bonus levels based on a subjective interpretation of all the relevant criteria. This process is designed to permit the Company to deduct the bonus compensation paid to executives for income tax purposes.

        An individual's position is relevant in setting the parameters of incentive compensation, but individual performance is typically not the primary factor in determining an executive's precise payout in any particular year. Instead, we generally expect superior individual performance from our executive officers, and we endeavor to compensate our executive officers based on their objective achievements as a team.

        We generally pay bonuses shortly after year-end following finalization of financial results for the prior year.

        2007.    For 2007, executive officers received no bonuses. Neither of the performance objectives set by the Committee in early 2007 was met. We also considered whether there were other achievements during 2007 for which it would be appropriate to award bonuses. Among the most significant factors we considered were:

  •
  Operating Income Before Amortization and Revenue.  Operating Income Before Amortization (OIBA) declined year over year on modest revenue growth. This was in large part due to the collapse of the credit markets and decline in the real estate markets, each of which had significant negative impact on our Real Estate and Lending businesses, as well as significant declines in our retailing businesses, in part due to general business conditions, though more significantly resulting from significant operational and strategic shifts at those businesses.

  •
  Adjusted EPS.  Adjusted EPS growth declined year over year due to many of the same factors described above.

        There were significant achievements in a variety of our businesses, but the overall disappointing performance led us to conclude that our executive officers should not receive bonuses for 2007.

        Executive officer bonuses tend to be highly variable from year-to-year. Because they can make up the significant majority of an executive officer's cash compensation when objectives are achieved, and can be eliminated entirely when they are not, we believe our bonus program provides strong incentives to reach the Company's annual goals.

  Long-Term Incentives

        General.    Due to our entrepreneurial philosophy, we believe that providing a meaningful equity stake in our business is essential to create compensation opportunities that can compete, on a risk-adjusted basis, with entrepreneurial employment alternatives. In addition, we believe that ownership shapes behavior, and that by concentrating an executive officer's compensation in Company stock, we align the executive's incentives with our stockholders' interests in a manner that we believe drives superior performance over time.

        Our long-term incentive compensation program is structured accordingly, based, with only limited exceptions, in stock and stock equivalents of the Company. While there is currently no formal stock ownership or holding requirement for executive officers, our executive officers have historically held the majority of their stock awards (net of tax withholding) well beyond the relevant vesting dates.

        In establishing equity awards in any given year, the amount of outstanding unvested and/or unexercised equity awards, as well as previously earned or exercised awards, is reviewed, but their relevance varies from individual to individual. In setting particular award levels, the predominant considerations are providing the person with effective retention incentives, appropriate reward for past performance, and incentives for strong future performance. Appropriate levels to meet these goals may vary from year to year, and from individual to individual, based on a variety of factors.

        The annual corporate performance factors relevant to setting bonus amounts that were discussed above, while taken into account, are generally less relevant in setting annual equity awards, as the awards tend to be more forward looking, and are a longer-term retention and reward instrument than our annual bonuses.

        Except where otherwise noted, we grant equity awards following year-end after we have finalized our financial results for the prior year. The Committee meeting at which the awards are made is generally scheduled months in advance and without regard to the timing of the release of earnings or other material information. In 2008, due to the Liberty litigation (see Part I—Item 3 Legal Proceedings—Recent Litigation between IAC and Liberty Media Corporation), we delayed the establishment of executive officer equity awards until the receipt of the court's decision, and awards were granted in early April.

  Equity Awards

        Annual and Cliff Vesting Restricted Stock Units.    Until 2008 (and with the exception of a 2005 option grant to Mr. Diller (discussed below) and the receipt of certain shares of restricted stock by Mr. Lebda (discussed below)), the Company has used restricted stock units, or RSUs, as its exclusive equity compensation tool for executive officers since the beginning of 2003. Through 2006, these awards generally vested in equal annual installments over 5 years (annual vesting RSUs), or cliff vested at the end of five years (cliff-vesting RSUs). Annual awards were intended to provide frequent rewards and near-term retention incentives, while cliff-vesting RSUs provided more of a long-term retention mechanism.

        Growth Shares.    In February 2007, we implemented a new equity instrument ("Growth Shares") which cliff vests at the end of three years in varying amounts depending upon growth in the Company's publicly reported metric, Adjusted Earnings Per Share, with certain modifications ("Pro Forma AEPS"). If minimum growth thresholds in Pro Forma AEPS are not achieved, the RSUs are forfeited, while increasing numbers of shares vest depending on higher levels of growth. In all, the number of shares vesting can range from 0% to 200% of the initial "target" award.

        We introduced these awards throughout the Company to more closely link long-term reward with the Company's overall performance and to provide greater retentive effect by providing the opportunity to earn greater amounts through increased Company performance.

        The Growth Shares granted in February of 2007 have the following vesting characteristics:

Award Vesting (%)	2009 Pro Forma AEPS	Compound Annual Growth Over 2006 Pro Forma AEPS (%)
0%	<$2.09	8%
100%	$2.21	10%
200%	>$2.69	17.5%

        For each penny of Pro Forma AEPS above $2.08 and below $2.21, 5.56% of an award vests, and for each penny of Pro Forma AEPS above $2.21 and up to $2.69 an additional 2.08% above the "target" award vests, up to a maximum of 200% of "target".

        Pro Forma AEPS is Adjusted Earnings Per Share as reported in the Company's periodic earnings releases, excluding the results of the Company's Emerging Businesses segment. We chose Adjusted EPS as the metric on which to base this aspect of our compensation program because we believe it is the measure which best encompasses both operating performance and sound financial management of the Company in its current structure, and which, over time, should best correlate with shareholder value. Under certain circumstances, the Committee has discretion to adjust the relevant performance thresholds or to eliminate them entirely if it believes appropriate. This is generally intended to eliminate the impact of unforeseen events that do not accurately reflect, positively or negatively, the underlying growth performance of the Company. We chose to subtract the results of our Emerging Businesses segment, which are typically negative, to avoid creating a deterrent to investing in new businesses.

        Messrs. Kaufman, Lebda, McInerney and Blatt each received 62,735 RSUs based on "target" performance in February 2007.

        Spin-Off Adjustments.    In November of 2007, the Committee made preliminary determinations about how the Company's then existing equity awards would be treated in the Company's proposed spin-off transactions, expected to be completed later in 2008. The adjustments for equity awards held by Company employees in the Corporate group, including the Company's executive officers (other than Mr. Diller), will be as follows:

  •
  All unvested RSU awards granted prior to August 2005 will vest upon completion of the transactions;

  •
  Portions of unvested RSU awards scheduled to vest through February of 2009 will vest upon completion of the transactions;

  •
  Performance-based shares granted in 2007 will be converted into non-performance-based shares at the "target" value;

  •
  Those portions of unvested RSU awards with original vesting schedules that provided for vesting on a less frequently than annual basis that would have vested through February of 2009 if they had vested on an annual basis will vest upon completion of the transactions;

  •
  All RSU awards that remain unvested upon completion of the transaction will remain with the Company following the transactions on their original remaining vesting schedules, with appropriate adjustments to maintain pre- and post transaction values;

  •
  All unexercised option awards, whether vested or unvested, will be split among all the post-transaction companies based on relative value at the time of the transaction, with appropriate adjustments to the exercise prices and number of options to maintain pre- and post transaction values; and

  •
  Any unvested equity awards will vest in the event the holder's employment is terminated, actually or constructively, as a result of the transactions.

        In determining these adjustments, the Committee considered a number of factors.

        First, the Committee believed that equity earned prior to the proposed spin-off transactions should be received in all the post-spin-off companies, as this was the reasonable expectation of the employees during the relevant service period. Because the transactions were expected to occur in the second half of the year, but without a specific date, and because the majority of Company equity awards vest in February, the Committee determined to eliminate any arbitrary timing consequences by accelerating February 2009 vesting to the date of the proposed spin-off to ensure that all of 2008 service would be compensated in the equity of all the post-transaction companies. Additionally, all awards with long-term vesting schedules would be bifurcated, with those portions earned through February 2009 being split into all the post-transaction companies, with the remaining portion converting into the ongoing employer on the original vesting schedule.

        Second, the Committee believed that, given the complexities of four simultaneous spin-off transactions, maintaining the formulaic vesting schedule of the 2007 Growth Shares by converting the established Pro Forma AEPS targets of the Company into five separate Pro Forma AEPS targets correlating to each of the resulting businesses would be difficult on a fair and equitable basis. Additionally, one of the principal rationales for the original awards was to focus employees throughout the Company's disparate businesses on the performance of the Company as a whole, rather than solely on that of their individual business. Since the decision to distribute many of those individual businesses to the Company's shareholders represented a shift in corporate philosophy, that rationale no longer held. In considering how to treat the awards, the Committee recognized that performance during the first ten months of 2007 had been below expectations, but also that the vesting of the awards was triggered solely by performance during 2009. Accordingly, the Committee concluded that it could not determine with any confidence whether the awards would have vested at, below or above target levels, and therefore determined to treat the awards similarly to how it would have been required to do in a change of control transaction, by eliminating the performance condition and assigning them the "target" value, but no less and no more.

        Third, the Committee recognized that transactions such as this had the potential to cause uncertainty to employees about their personal job security which could had negative effects on turnover and retention, so the Committee structured the adjustments to provide both an incentive to remain until completion of the transactions, and protection against job loss as a result of the transactions.

        Finally, the Committee structured the adjustments to be in compliance with the applicable provisions of the relevant equity plans and to minimize any negative tax and accounting implications to both employees and the Company.

        The Committee may change the nature of the adjustments in the event the transactions are consummated in a materially different manner than originally contemplated. Additionally, the adjustments to be applied to Mr. Diller's outstanding option awards will be determined once it is determined what roles, if any, he will play in any of the companies IAC intends to spin-off.

        Presuming the spin-off transactions occur prior to February 2009, the following table reflects the effect of these adjustments on all equity awards of Messrs. Kaufman, McInerney and Blatt which were outstanding prior to 2008. The treatment of Mr. Lebda's outstanding awards is discussed below.

Name	RSUs that will vest upon completion of spin-off transactions (#)*	RSUs that will vest after February 2009 on regular schedule (#)	Options outstanding at December 31, 2007—all of which will be split among the five post-transaction companies (#)
Victor Kaufman	88,208	20,913	932,540
Thomas McInerney	358,310	114,338	269,295
Greg Blatt	224,343	107,150	0

*
Excludes 74,069, 43,075 and 23,092 RSUs held by Messrs. Kaufman, McInerney and Blatt, respectively, that vested after December 31, 2007 but before March 1, 2008.

        2008 Equity Awards.    In 2008, we determined to introduce nonqualified stock options as the primary equity incentive vehicle for our executives and other equity eligible employees. In 2007 when the Company introduced Growth Shares and began to emphasize a central performance component in its long-term incentive program, we decided to rely on a mix of operating performance and stock performance in determining the ultimate reward to employees. This was in part driven by the Company's recent history during which stock performance had not been consistent with operating performance. However, with the proposed spin-off transactions, and the resulting simplification of the Company's current conglomerate structure, we believe that over the next few years the stock performance should more closely parallel operating performance at the companies that will result from the transactions. Accordingly, we determined to switch to stock options because of their simplicity, their increased emphasis on stock performance, and a belief that it would, in general, make the Company more competitive in recruiting talented executives and employees.

        Accordingly, in January 2008 we granted stock options to a number of employees throughout the Company, with an exercise price of $22.97, the closing price of the Company's common stock on the trading day following our announcement of 2007 results. Because of the Liberty litigation, we did not grant options to our executive officers until April. At that time, we granted 500,000 stock options to each of Mr. Kaufman, Mr. McInerney and Mr. Blatt, with one third of the options having exercises prices of $23 per share, $26 per share and $29 per share, respectively. These exercise prices were established as being generally representative of recent closing stock prices of the Company, which had traded between $20.73 and $29.74 during the six months preceding the grant date.

        Additionally, these executives were granted 24,119 restricted stock units that will vest over the next four years.

        Collectively, we believe these awards provide meaningful retention and performance incentives, in part necessitated by the significant vesting of awards expected to occur later this year.

        Equity Awards of Mr. Diller.    In June of 2005, the Committee awarded Mr. Diller 2.4 million stock options with an exercise price of $35.58 per share (representing approximately 130% of the market price of the Company's stock on the grant date) and 1.4 million stock options with an exercise price of $47.90 per share (representing approximately 175% of the market price of the Company's stock on the grant date). All of these options cliff vest on the fifth anniversary of the grant date, subject to certain acceleration terms described below. As part of this grant, Mr. Diller and the Committee agreed that Mr. Diller would not receive additional equity compensation for a five-year period. As a result, Mr. Diller has not received additional Company equity awards, or any other long-term incentive compensation, since this grant.

        In making this grant to Mr. Diller, the Committee considered that Mr. Diller received certain option grants from IAC in 1995 and 1997 and until 2005 had not received any subsequent equity grants from IAC. A majority of those options were set to expire in 2005, with the remainder set to expire in 2007. As the first expirations neared, the Committee determined it was in the best interest of the Company to continue to provide Mr. Diller a long-term incentive structure similar to the one that had been in place during the prior ten years, a period of considerable and sustained growth for the Company. As a result, the Committee and Mr. Diller initially explored the possibility of simply extending the expiration dates of Mr. Diller's existing options. However, they concluded that doing so might deprive the Company of the tax deduction associated with the exercise of some of these options. Because that tax deduction was of considerable value to the Company, they declined to pursue that alternative.

        Instead, the Committee engaged Pearl Meyer & Partners to evaluate various long-term incentive alternatives, settling ultimately on that described above. In coming to this determination, the Committee took into account a variety of factors, including:

  •
  competitive pay and performance data among comparator groups of companies;

  •
  the expiration schedule of Mr. Diller's existing long-term incentive package;

  •
  the nature of Mr. Diller's expiring long-term incentive package;

  •
  the significant incentive to create additional shareholder value inherent in the premium option pricing component of the new package;

  •
  the Committee's substantial desire to retain Mr. Diller's services for the long-term; and

  •
  the Committee's intention to provide Mr. Diller with no additional long-term incentive awards during the next five years.

        The Committee also considered the value anticipated to be realized by Mr. Diller from his exercise of stock options in 2005 and 2007, but given that these options had all been granted eight to ten years before, and had long since vested, the Committee considered the realization of this value at these particular times to be primarily a function of both personal investment decisions by Mr. Diller and the timing of the relevant option expiration dates, and not compensation for the periods in which it would be realized.

        Mr. Diller also holds a substantial number of Company shares, 4.5 and 3.2 million of which were acquired in 2005 and 2007, respectively, as a result of option exercises immediately prior to the expiration of such options (representing 100% of the shares remaining after payment of exercise price and associated taxes).

        Equity Awards of Mr. Lebda.    Mr. Lebda became an executive officer at the end of 2005, pursuant to an agreement that became effective on January 1, 2006. Previously, Mr. Lebda served as the founder and Chief Executive Officer of LendingTree, a formerly public company acquired by IAC in 2003. In January of 2008, in contemplation of the proposed spin-off transactions, Mr. Lebda entered into another employment agreement with the Company, pursuant to which he became the Chairman and CEO of the Company's Lending and Real Estate businesses, and continued in his role as President and COO of the Company on a transitional basis. Parts of Mr. Lebda's equity compensation arrangements were negotiated in connection with each of the 2003, 2006 and 2008 employment agreements as inducements for him to undertake the various responsibilities assigned to him by the Company.

        In connection with the Company's acquisition of LendingTree in 2003, Mr. Lebda received shares of LendingTree restricted common stock. These shares equaled 4.25% of the outstanding common stock of LendingTree, vesting 40% on August 8, 2005, and 20% on each of August 8, 2006, August 8, 2007, and February 8, 2008. The Company holds its interest in LendingTree through preferred stock with a face value at the time of acquisition equal to the purchase price of $734 million, accreting annually at a preferred dividend rate, and through shares of common stock. Mr. Lebda has the right to sell his LendingTree stock to the Company beginning in early 2009, and the Company has the right to buy his LendingTree shares beginning in early 2011, with value to be determined by agreement of Mr. Lebda and the Company, or if no agreement can be reached, by an independent appraiser.

        When the Company asked Mr. Lebda to become an executive officer of the Company in 2005, it desired to align his interests more with the Company's stockholders and reduce his incentive to focus disproportionately on the LendingTree business. Nonetheless, Mr. Lebda, as founder of LendingTree, did not wish to fully surrender the upside potential of his LendingTree stock. A negotiation ensued, in which the Company and Mr. Lebda agreed that if Mr. Lebda continued his employment through 2008, he would vest in 50% of his original LendingTree shares, would forfeit 50% of his original LendingTree shares, and would vest in 500,000 shares of Company common stock. This was accomplished by exchanging 25% of Mr. Lebda's LendingTree shares for 200,000 shares of Company restricted stock, and establishing a right by which he can exchange an additional 25% of his LendingTree shares for 300,000 shares of Company stock in early 2009. While the agreement relating to his equity arrangements provided for certain other compensation possibilities, due to the decline in value of Lending Tree resulting from the conditions in the credit and real estate markets, these other possibilities are now extremely unlikely.

        Under his 2008 agreement, Mr. Lebda was granted the right to receive, upon consummation of the spin-off of Lending Tree, restricted stock units in Lending Tree equal to 2% of the fully diluted equity of the company, as well as four grants of options, each of which represented the right to acquire 2.5% of the fully diluted equity of the Company at exercise prices representing a total equity value of the company of $250 million, $300 million, $400 million and $450 million, with possible upward adjustments based on the initial trading value in the spin-off transaction. Fully diluted equity will be measured at the time of the proposed spin-off. The restricted stock units vest equally over five years, while the stock options all cliff vest at the end of five years, subject to acceleration as described in the Severance section below.

        Mr. Lebda's 2008 agreement also provides for the acceleration of vesting of his IAC equity awards upon the earlier of (i) the spin-off of LendingTree, (ii) if earlier, upon the spin-offs of HSN, Interval and Ticketmaster, (iii) upon Mr. Lebda's termination of employment described in the Change in Control section below or (v) upon Mr. Lebda's termination of employment as described in the Severance section below.

Change of Control

        In general, we believe that our executive officers other than Mr. Diller should receive full acceleration of their unvested equity in the event of a change of control. Our executive officers are the individuals who would generally be responsible for bringing about such a transaction, but are also the individuals whose positions are most likely to be jeopardized if such a transaction were to occur. Accordingly, through enabling acceleration, we provide for stability of senior management during a time of great importance to shareholders. Because Mr. Diller generally has the power to determine whether a change of control transaction ultimately transpires, there is little risk that other executive officers could bring about such a transaction for the purposes of realizing acceleration of their equity awards.

        Our change of control definition in our equity plan does not include the acquisition of control by Liberty (which is defined to include the reacquisition by Liberty of voting power over its shares upon the loss of the proxy over such shares held by Mr. Diller). However, our executive officers other than Mr. Diller are provided with full acceleration of vesting in the event they are involuntarily terminated following such an acquisition. Given the nature of Mr. Diller's voting arrangement with Liberty, such an acquisition could occur suddenly and without warning. Since the executive officers are the individuals whose employment experience would change most substantially and immediately in such an event, providing this protection helps the Company realize the full retentive effect of our equity program. However, because of the unique nature of Liberty's relationship with the Company, and the manner in which such a change of control could occur, a double-trigger mechanism is employed, rather than the single trigger otherwise applicable to executive officers, to provide for continuity of management following such an event.

        If there is a change of control, Mr. Diller's 2005 option agreement provides for the acceleration of a number of his 2005 options equal to 20% of the original award plus an additional 20% for each completed year of service since the grant. This acceleration structure was intended to approximate the result that would have ensued if, instead of receiving a multi-year option grant, he had received smaller annual grants during the 5-year vesting period, each with full acceleration upon a change in control. Change of control for purposes of Mr. Diller's 2005 options has the meaning set forth in the IAC 2005 Stock and Annual Incentive Plan; provided that it excludes any situation in which Mr. Diller retains sufficient voting power such that, taking into account all of the circumstances, he effectively controls the election of a majority of the Board.

        Though Mr. Diller receives some acceleration of his unvested options if there is a change of control, the premium pricing on his options, plus his considerable direct Company stock ownership, provide significant comfort that any transaction triggering such acceleration would be approved by Mr. Diller because he believed it was in the best interest of stockholders, and not out of his desire to bring about acceleration of his stock options.

        In addition to the equity acceleration upon a change of control described above, pursuant to Mr. Lebda's 2008 employment agreement, if the Company sells a controlling interest in, or substantially all of the assets of, LendingTree prior to the company being spun-off, Mr. Lebda may terminate his employment and upon the later of the sale or such termination, the Company will pay Mr. Lebda an amount equal to 1% of the consideration received by the Company in the sale transaction and any unvested IAC equity held by Mr. Lebda will vest in full upon such termination of employment.

Severance

        We generally provide executive officers with some amount of salary continuation and some amount of equity acceleration in the event of involuntary terminations of an executive officer's employment. Because we tend to promote our executive officers from within, after competence and commitment have generally been established, we believe the likelihood of equity acceleration is typically low, and yet we believe that through providing this benefit we increase the retentive effect of our equity program, which serves as our most important retention incentive. In no instance do we provide acceleration of equity in the event an executive voluntarily resigns from the Company. For purposes of this discussion, we use the term "involuntary termination" to mean both a termination by the Company without "cause" and a resignation by the executive for "good reason" or similar construct.

        In the event of an involuntary termination of Mr. Diller's employment, which, due to his control of the Company, could occur in an extremely limited number of circumstances, Mr. Diller's 2005 option agreement provides that he would vest in the number of options he would have vested in had his option grant vested on an annual basis, as opposed to cliff vesting at the end of five years.

        Mr. Lebda's 2008 agreement provides for continuation of base salary for the lesser of three years or the remaining term of his agreement and for acceleration of all outstanding equity awards upon an involuntary termination. In addition, if Mr. Lebda terminates his employment due to a delay until March 2009 in filing documents with the SEC relating to, or decision not to proceed with, the LendingTree spin-off, Mr. Lebda will receive six months of salary continuation and the acceleration of vesting of his IAC equity.

Other Compensation

        General.    We provide our CEO with various non-cash benefits as part of his overall compensation program. Under certain limited circumstances, other executive officers have also received non-cash benefits. The value of these benefits is calculated under appropriate rules and is taken into account as a component of compensation when establishing overall compensation levels. The value of all non-cash benefits are reported under the heading "Other Annual Compensation" in the Summary Compensation Table pursuant to applicable rules. With the exception of the deferral of Mr. Diller's 1997 bonus (described below), our executive officers do not participate in any deferred compensation or retirement program other than the Company's 401(k) plan. We generally do not, and did not in 2007, gross-up any benefits provided to any executive officer. Other than those described specifically below, our executive officers do not partake in any benefit programs, or receive any significant perquisites, distinct from the Company's other employees.

        Mr. Diller.    Pursuant to Company policy, Mr. Diller is required to travel, both for business and personal purposes, on corporate aircraft. In addition to serving general security interests, this means of travel permits him to travel non-stop and without delay, to remain in contact with the Company while he is traveling, to change his plans quickly in the event Company business requires, and to conduct confidential Company business while flying, be it telephonically, by e-mail or in person. These interests are similarly furthered on both business and personal flights, as Mr. Diller typically provides his services to the Company while traveling in either case. Nonetheless, the incremental cost to the Company of his travel for personal purposes is reflected as compensation to Mr. Diller from the Company, and taken into account in establishing his overall compensation package.

        Additionally, the Company provides Mr. Diller the use of certain automobiles for business and personal purposes, and provides certain Company-owned office space and IT equipment for use by certain individuals who work for Mr. Diller personally. These uses are valued by the Company at their incremental cost to the Company or, in the case of the use of office space, where there is no discernable incremental cost, at the cost used for internal allocations of office space for corporate purposes.

        In 1997, Mr. Diller and IAC agreed to defer the payment of a bonus in the original amount of $2.5 million that otherwise was to be paid to Mr. Diller in 1997. The deferred bonus amount accrued interest at a rate of 6% per annum. Interest in the amount of $186,682 was accrued in 2007, and $4,503,236, representing the outstanding amount of the bonus plus accrued interest, was paid to Mr. Diller on the due date, September 5, 2007. In addition, in 1995, the Company provided Mr. Diller with an interest-free loan in the amount of $4,997,779, the proceeds of which were used to acquire Company stock. Imputed interest on the loan is treated as income to Mr. Diller. The loan was due and paid on September 5, 2007.

        Mr. Kaufman.    Mr. Kaufman is entitled to use corporate aircraft for a certain amount of personal travel annually. However, Mr. Kaufman reimburses the Company for the Company's incremental cost of such travel and therefore the value of such travel is not treated as compensation to Mr. Kaufman. Typically, Mr. Kaufman's spouse accompanies him on personal and business flights, at no incremental cost to the Company.

Tax Deductibility

        Whenever possible, we endeavor to structure our compensation program in such a manner so that the compensation we pay is deductible by the Company for federal income tax purposes. Because of the use of performance conditions in connection with our equity awards and annual bonuses, and the fact that no salaries are in excess of $1 million, these three components are generally deductible to the Company. Nonetheless, certain equity grants that were made to Mr. Lebda and Mr. McInerney prior to the time they became executive officers did not have performance conditions associated with them, and so are not now deductible to the Company at the time they vest. Additionally, under applicable IRS rules, the personal use of corporate aircraft leads to a disallowance of the deduction of certain airplane-related costs.

Executive Compensation

  Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)	All Other Compensation ($)(3)	Total ($)
Barry Diller Chairman and CEO	2007 2006	500,000 500,000	— 1,750,000	— —		13,965,483 13,965,483	927,429 819,178	15,392,912 17,034,661
Victor A. Kaufman Vice Chairman	2007 2006	650,000 650,000	— 1,600,000	2,596,032 1,871,498		— —	17,939 7,500	3,263,971 4,128,998
Douglas R. Lebda President and COO	2007 2006	750,000 750,000	— 1,300,000	6,392,587 5,483,376	(2) (2)	— —	7,750 602,974	7,150,337 8,136,350
Thomas J. McInerney EVP and CFO	2007 2006	650,000 650,000	— 1,150,000	3,764,525 2,952,166		— 26,166	7,750 7,500	4,422,275 4,785,832
Gregory R. Blatt EVP and General Counsel	2007 2006	550,000 550,000	— 1,000,000	2,772,119 1,920,919		— —	7,000 7,500	3,329,119 3,478,419

(1)
Reflects the dollar amount recognized for financial statement reporting purposes for fiscal years ended December 31, 2006 and 2007, in accordance with SFAS 123R, for restricted stock units and stock options awarded in and prior to 2006 and 2007, respectively, under the Company's stock and annual incentive plans. These amounts do not, therefore, represent the value of equity compensation awarded or realized in the relevant years. For further discussion of the Company's accounting for its equity compensation plans, see note 4 of the Company's audited financial statements for the fiscal year ended December 31, 2007 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. For information on awards made and realized in 2007, see the Grants of Plan-Based Awards and Option Exercises and Stock Vested tables.

(2)
Approximately $4.5 million and $4.1 million of the 2007 and 2006 amounts, respectively, for Mr. Lebda reflect compensation cost attributable to both the exchange of certain of his LendingTree units for Company common stock in connection with his 2006 promotion to President and Chief Operating Officer of the Company and the potential exchange of certain of his

  LendingTree units for Company common stock in 2009, as discussed under Compensation Discussion and Analysis.

(3)
See the table below for additional information on amounts for 2007. Pursuant to SEC rules, perquisites and personal benefits are not reported for any named executive for whom such amounts were less than $10,000 in aggregate for the fiscal year.

	Barry Diller	Victor A. Kaufman	Douglas R. Lebda	Thomas J. McInerney	Gregory R. Blatt
Personal use of corporate aircraft(a)	693,202	0	0	0	0
Imputed interest on loan(b)	164,457	0	0	0	0
Parking garage	0	10,689	0	0	0
Miscellaneous(c)	62,020	0	0	0	0
401(k) plan company match	7,750	7,250	7,750	7,750	7,000

Total All Other Compensation	927,429	17,939	7,750	7,750	7,000

    (a)
    Pursuant to the Company's Airplane Travel Policy, Mr. Diller is required to travel by Company-owned or chartered aircraft for both business and personal use, and other executive officers are permitted to use such aircraft for business and personal travel from time to time. See the discussion regarding airplane travel under Compensation Discussion and Analysis. We calculate the incremental cost to the Company for personal use of Company aircraft based on the average variable operating costs to the Company. Variable operating costs include fuel, certain maintenance costs, navigation fees, on-board catering, landing fees, crew travel expenses and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of miles the Company aircraft flew to derive an average variable cost per mile. This average variable cost per mile is then multiplied by the miles flown for personal use to derive the incremental cost. We do not include fixed costs that do not change based on usage, such as pilots' salaries, the purchase costs of the Company-owned aircraft, insurance, scheduled maintenance and non-trip related hangar expenses. Mr. Diller occasionally had family members or other guests accompany him on business and personal trips, at no incremental cost to the Company. The amount imputed to Mr. Diller for personal use of Company aircraft in 2007 increased as compared to 2006 due primarily to increases in fuel and other variable operating costs.

    (b)
    Mr. Diller had an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 payable to IAC, the proceeds of which were used to purchase shares of IAC common stock in August 1995. The amount in the table represents non-cash compensation for imputed interest on this loan from January 1, 2007 through September 5, 2007, when the loan was due and paid.

    (c)
    Represents the total amount of other benefits provided, none of which individually exceeded the greater of $25,000 or 10% of the total amount of these benefits for the named executive. The total amount of other benefits provided reflects (i) lease payments, parking, fuel, maintenance and other costs associated with Mr. Diller's personal use of two automobiles leased and maintained by IAC, (ii) costs incurred for Mr. Diller's personal use of other car services, (iii) an allocation (based on square footage) of costs for the use of IAC office space by certain individuals who work for Mr. Diller personally and (iv) costs relating to the use by such individuals of the Company's IT technical support and certain communication equipment based on estimated third party rates.

  Grants of Plan-Based Awards

        The table below provides the following information regarding equity awards granted to our named executives in 2007.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)(2)
					Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Barry Diller	—	—	—	—	—
Victor A. Kaufman	2/16/07	3,488	62,735	125,470	$2,499,990
Douglas R. Lebda	2/16/07	3,488	62,735	125,470	$2,499,990
Thomas J. McInerney	2/16/07	3,488	62,735	125,470	$2,499,990
Gregory R. Blatt	2/16/07	3,488	62,735	125,470	$2,499,990

(1)
Reflects Growth Shares, a type of performance-based RSU award. Growth Shares cliff vest at the end of three years in varying amounts depending upon growth in Pro Forma AEPS. If minimum growth thresholds in Pro Forma AEPS are not achieved in 2009, the RSUs are forfeited, while increasing numbers of shares vest depending on higher levels of growth. In all, the number of shares vesting can range from 0% to 200% of the initial "target" award, with 5.56% of the target payout vesting upon achieving the minimum growth threshold.

(2)
RSU award recipients would be credited with amounts for cash dividends paid on IAC common stock, with such additional amounts vesting concurrently with the related RSU award. For information on the treatment of RSU awards granted to our named executives upon a termination of employment or a change in control, see the discussion under Potential Payments Upon Termination or Change in Control.

(3)
The fair value of equity incentive plan awards is based on the target amount and calculated using the closing price of IAC common stock on the trading day immediately preceding the grant date listed above.

  Outstanding Equity Awards at Fiscal Year-End

        The table below provides information regarding various equity awards held by our named executives as of December 31, 2007. The market value of all RSU and restricted stock awards is based on the closing price of IAC common stock as of December 31, 2007 ($26.92).

	Option Awards(1)						Stock Awards(1)
Name	Number of securities underlying unexercised options (#)(2)	Number of securities underlying unexercised options (#)		Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)(3)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(4)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(4)
	(Exercisable)	(Unexercisable)
Barry Diller	— —	2,400,000 1,400,000	(5) (5)	$ $	35.58 47.90	6/7/15 6/7/15	— —	— —	— —	— —

Victor A. Kaufman	350,000 187,500 125,000 270,040 —	— — — — —	$ $ $ $	31.00 20.69 25.01 26.46 —	12/20/09 12/18/10 4/25/11 12/16/11 —	— — — — 120,454		$	— — — — 3,242,622		— — — — 3,488	$	— — — — 93,897
Douglas R. Lebda(6)	17,892 52,304 49,204 49,592 61,990 54,241 38,744 — —	— — — — — — — — —	$ $ $ $ $ $ $	9.30 10.87 16.58 5.01 6.16 14.11 23.62 — —	12/28/08 9/2/09 1/7/10 12/6/10 4/2/11 3/8/12 12/20/12 — —	— — — — — — — 200,000 136,686	(7)	$ $	— — — — — — — 5,384,000 3,679,587	(7)	— — — — — — — — 3,488	$	— — — — — — — — 93,897
Thomas J. McInerney	70,186 60,775 35,062 7,500 11,688 14,025 42,006 28,053 —	— — — — — — — — —	$ $ $ $ $ $ $ $	27.03 46.77 29.77 24.09 11.43 17.22 26.46 33.13 —	6/23/09 12/27/09 3/31/10 5/10/10 2/21/11 5/15/11 12/16/11 3/19/12 —	— — — — — — — — 452,986		$	— — — — — — — — 12,194,383		— — — — — — — 3,488 —	$	— — — — — — — 93,897 —
Gregory R. Blatt	—	—		—	—	291,850			$7,856,602		3,488		$93,897

(1)
For a discussion regarding the preliminary determination of how these equity awards would be treated in the Company's previously announced spin-off transactions, which are expected to be completed later in 2008, see Compensation Discussion and Analysis.

(2)
On August 9, 2005, the Company completed the separation of its travel and travel-related businesses and investments (other than Interval and TV Travel Shop) into an independent public company (the "Expedia Spin-Off"). In connection with the Expedia Spin-Off, each then vested option to purchase shares of IAC common stock was converted into an option to purchase shares of IAC common stock and an option to purchase shares of Expedia common stock. Adjustments were made to the number of shares subject to each IAC and Expedia stock option to give effect to the one-for-two reverse stock split effected in connection with the Expedia Spin-Off and to the corresponding exercise prices based on the relative market capitalizations of IAC and Expedia at the time of the Expedia Spin-Off. The adjusted IAC and Expedia stock options otherwise have the same terms and conditions, including exercise periods, as the corresponding vested IAC stock options outstanding immediately prior to the Expedia Spin-Off.

For the named executives (other than Mr. Diller), any value realized upon the exercise of Expedia stock options is treated for tax purposes as compensation payable to them in their respective capacities as executive officers of the Company. Accordingly, information regarding Expedia stock options held by our named executives (other than Mr. Diller) as of

  December 31, 2007 appears in the table immediately below and information regarding any exercises of Expedia stock options by such named executives is reported in the Option Exercises and Stock Vested table.

Name	Number of Options (#)	Option Exercise Price ($)		Option Expiration Date
Victor A. Kaufman	350,000 125,000 168,750	$ $ $	24.82 20.06 21.19	12/20/09 4/25/11 12/16/11
Douglas R. Lebda	38,744		$18.91	12/20/12
Thomas J. McInerney	70,186 60,775 35,062 7,500 11,688 14,025 26,250 17,531	$ $ $ $ $ $ $ $	21.64 37.45 23.84 19.29 9.16 13.79 21.19 26.53	6/23/09 12/27/09 3/31/10 5/10/10 2/21/11 5/15/11 12/16/11 3/9/12

  In the case of Mr. Diller, any value realized upon the exercise of Expedia stock options is not treated for tax purposes as compensation payable to him in his capacity as Chairman and Chief Executive Officer of the Company, given his role as Chairman of Expedia. Accordingly, no information regarding Expedia stock options held by Mr. Diller appears in the table above and information regarding exercises of Expedia stock options by Mr. Diller will not be reported in the Company's proxy statement.

(3)
The table below provides the following information regarding RSU awards held by our named executives as of December 31, 2007: (i) the grant date of each award, (ii) the number of RSUs outstanding (on an aggregate and grant-by-grant basis), (iii) the market value of RSUs outstanding as of December 31, 2007, (iv) the vesting schedule for each award and (v) the total number of RSUs that vested or are scheduled to vest in each of the fiscal years ending December 31, 2008, 2009, 2010 and 2011.

	Number of Unvested RSUs as of 12/31/07	Market Value of Unvested RSUs as of 12/31/07
			Vesting Schedule (#)
Grant Date
	(#)	($)	2008	2009	2010	2011
Barry Diller	—	—	—	—	—	—
Victor A. Kaufman
2/12/03(a)	42,767	$1,151,288	42,767	—	—	—
2/4/04(b)	32,441	873,312	16,220	16,221	—	—
2/10/05(b)	45,246	1,218,022	15,082	15,082	15,082	—
2/16/07(c)	62,735	1,688,826	—	—	62,735	—

Total	183,189	$4,931,448	74,069	31,303	77,817	—

Douglas R. Lebda
8/8/03(a)	11,255	$302,985	11,255	—	—	—
2/4/04(d)	58,982	1,587,795	—	58,982	—	—
2/10/05(d)	37,703	1,014,965	—	—	37,703	—
2/6/06(b)	28,746	773,842	7,186	7,186	7,187	7,187
2/16/07(c)	62,735	1,688,826	—	—	62,735	—

Total	199,421	$5,368,413	18,441	66,168	107,625	7,187

	Number of Unvested RSUs as of 12/31/07	Market Value of Unvested RSUs as of 12/31/07
			Vesting Schedule (#)
Grant Date
	(#)	($)	2008	2009	2010	2011
Thomas J. McInerney
2/4/04(b)	20,054	$539,854	10,027	10,027	—	—
2/4/04(d)	58,982	1,587,795	—	58,982	—	—
2/10/05(b)	45,246	1,218,022	15,082	15,082	15,082	—
2/10/05(d)	113,110	3,044,921	—	—	113,110	—
2/6/06(b)	71,865	1,934,606	17,966	17,966	17,966	17,967
2/6/06(d)	143,729	3,869,185	—	—	—	143,729
2/16/07(c)	62,735	1,688,826	—	—	62,735	—

Total(e)	515,721	$13,883,209	43,075	102,057	208,893	161,696

Gregory R. Blatt
11/5/03(a)	7,879	$212,103	7,879	—	—	—
2/4/04(b)	2,359	63,504	1,179	1,180	—	—
2/4/04(d)	29,490	793,871	—	29,490	—	—
2/10/05(b)	22,623	609,011	7,541	7,541	7,541	—
2/10/05(d)	28,278	761,244	—	—	28,278	—
2/6/06(b)	57,492	1,547,685	14,373	14,373	14,373	14,373
2/6/06(d)	143,729	3,869,185	—	—	—	143,729
2/16/07(c)	62,735	1,688,826	—	—	62,735	—

Total	354,585	$9,545,428	30,972	52,584	112,927	158,102

    (a)
    These awards vest in four equal installments, beginning on the second anniversary of the grant date, subject to continued employment.

    (b)
    These awards vest in five equal annual installments on each of the first five anniversaries of the grant date, subject to continued employment.

    (c)
    Represents the initial "target" award. The number of shares vesting in the case of these equity incentive plan awards ranges from 0% to 200% of the initial "target" award based on the level of performance achieved at the later of (i) the third anniversary of the grant date or (ii) the date on which the growth in Pro Forma AEPS during the performance period is determined, in each case, subject to continued employment.

    (d)
    These awards vest in one lump sum installment on the fifth anniversary of the grant date, subject to continued employment.

    (e)
    Excludes 2,337 restricted stock purchase rights held by Mr. McInerney as of December 31, 2007, which had a market value of approximately $62,912 at that date and which are exercisable by Mr. McInerney from January 1, 2012 through March 19, 2012, or if earlier, upon a termination of employment or change in control. Mr. McInerney also holds 2,337 Expedia restricted stock purchase rights.

(4)
Amounts shown for equity incentive plan awards are based on achieving the minimum threshold growth level of Pro Forma AEPS in accordance with SEC rules.

(5)
Each of these option awards will vest in full on June 7, 2010, the fifth anniversary of the grant date.

(6)
Excludes LendingTree units held (and shares of IAC common stock receivable upon the potential exchange of certain of Mr. Lebda's LendingTree units in 2009) by Mr. Lebda as of December 31, 2007. For information regarding these equity arrangements, see the discussion under the Option Exercises and Stock Vested table and Potential Payments Upon Termination or Change in Control.

(7)
Reflects shares of restricted stock received by Mr. Lebda upon the effective date of the 2006 agreement relating to his promotion to President and Chief Operating Officer of IAC in exchange for certain of his LendingTree units. For information regarding Mr. Lebda's equity arrangements, see the discussion under Compensation Discussion and Analysis.

  Option Exercises and Stock Vested

        The table below provides information regarding the number of shares acquired by our named executives upon the exercise of stock options and the vesting of RSU awards and the related value realized, in each case, excluding the effect of any applicable taxes. The dollar value realized upon exercise of stock options represents the difference between (i) the sale price of the shares acquired on exercise for simultaneous exercise and sale transactions or the closing price of IAC common stock on the trading day immediately preceding the exercise date in the case of Mr. Diller's exercise, as no simultaneous sale occurred, and (ii) the exercise price of the stock option, multiplied by the number of stock options that were exercised. The dollar value realized upon the vesting of RSUs represents the closing price of IAC common stock on the applicable vesting date multiplied by the number of RSUs so vesting.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Barry Diller	9,500,000	(1)	$183,065,000	—	—
Victor A. Kaufman	187,500	(2)	$2,960,625	74,068	$2,918,516
Douglas R. Lebda(3)	70,832	(4)	$1,318,028	18,440	$582,789
Thomas J. McInerney	—		—	43,074	$1,690,377
Gregory R. Blatt	—		—	30,970	$1,142,053

(1)
In connection with the exercise of these stock options, the Company withheld 3,397,833 shares of IAC common stock to cover the payment of the exercise price and 2,945,068 shares of IAC common stock to cover the payment of taxes due in connection with the exercise, which resulted in the issuance of 3,157,099 shares of IAC common stock to Mr. Diller.

(2)
Represents the exercise of Expedia stock options received in connection with the Expedia Spin-Off.

(3)
In addition, 1.42 LendingTree units held by Mr. Lebda vested in 2007, which number (i) represents less than 1% of the total outstanding common units of LendingTree and (ii) excludes LendingTree units held by Mr. Lebda that may potentially be exchanged for Company common stock in 2009, as discussed under Compensation Discussion and Analysis. The value of these units as of December 31, 2007 was zero.

(4)
Includes 49,204 Expedia shares acquired upon the exercise of Expedia stock options received in connection with the Expedia Spin-Off.

  Non-Qualified Deferred Compensation

        The table below provides information regarding nonqualified deferred compensation earned by our named executives in 2007.

Name	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Barry Diller(1)	$186,682	$4,503,236	$0
Victor A. Kaufman	—	—	—
Douglas R. Lebda	—	—	—
Thomas J. McInerney	—	—	—
Gregory R. Blatt	—	—	—

(1)
In 1997, Mr. Diller and the Company agreed to defer the payment of a bonus in the original amount of $2.5 million that otherwise was to be paid to Mr. Diller in 1997. The deferred bonus amount, which was due and paid on September 5, 2007, accrued interest at a rate of 6% per annum. The amount that appears in the Aggregate Earnings in Last FY column above represents interest accrued during 2007 through the payment date. As the interest on the bonus was not above market or otherwise preferential, no amounts were presented in the Summary Compensation Table. In addition, the original deferred bonus was not included in the Summary Compensation Table in the year of deferral.

  Potential Payments Upon Termination or Change in Control

        The disclosure below describes and quantifies certain amounts that would become payable to our named executives upon certain terminations of employment or a change in control, assuming that the relevant event occurred on December 31, 2007. These amounts, which exclude the effect of any applicable taxes:

  •
  are based on:

  •
  the named executive's base salary as of December 31, 2007;

  •
  the number of RSUs, shares of restricted stock or stock options outstanding as of December 31, 2007; and

  •
  the closing price of IAC common stock on December 31, 2007 ($26.92); and

  •
  except in the case of Mr. Diller or as otherwise indicated, are payable pursuant to employment agreements and/or RSU award agreements, which generally provide for:

  •
  continued base salary payments upon a termination of employment without cause or a resignation for good reason (which is generally defined as a material reduction in title, duties or level of responsibilities, reduction in base salary or relocation outside of the metropolitan New York City area and, for Messrs. McInerney and Blatt only, the failure to report to the Company's Chief Executive Officer (or any successor to such person) and/or the Vice Chairman of the Company;

  •
  partial vesting of RSU awards upon a termination of employment without cause and/or a resignation for good reason and, in certain cases, upon death or disability; and

  •
  full vesting of RSU awards upon the occurrence of a change in control, as discussed under Compensation Disclosure and Analysis.

        In addition, certain other amounts and benefits generally payable and made available to other Company employees upon a termination of employment, including payments for accrued vacation time and outplacement services, will be payable to our named executives upon certain terminations of employment.

  Messrs. Kaufman, Lebda, McInerney and Blatt

	Termination of Employment Without Cause or Resignation for Good Reason				Death or Disability		Change in Control of IAC		Termination of Employment Without Cause or Resignation for Good Reason Following a Liberty Change in Control
Name	Cont'd Salary ($)(1)	Shares That Would Vest (#)(2)		Market Value of Shares ($)(2)	Shares That Would Vest (#)(2)	Market Value of Shares ($)(2)	Shares That Would Vest (#)	Market Value of Shares ($)	Shares That Would Vest (#)(3)	Market Value of Shares ($)(3)
Victor A. Kaufman	—	42,767	(4)	$1,151,288	39,345	$1,059,167	183,189	$4,931,448	183,189	$4,931,448
Douglas R. Lebda(5)	$750,000	511,255		$13,762,985	339,185	$9,130,860	399,421	$10,752,413	602,736	$16,225,653
Thomas J. McInerney	$650,000	236,527		$6,367,307	—	—	515,721	$13,883,209	515,721	$13,883,209
Gregory R. Blatt	$550,000	149,932		$4,036,169	2,521	$67,865	354,585	$9,545,428	346,706	$9,333,326

(1)
Represents 12 months of the applicable named executive's base salary, the payment of which would be subject to the execution and non-revocation of a release and compliance with confidentiality, non-solicitation of employees (24 months in the case of Mr. Lebda and 18 months in the case of Messrs. McInerney and Blatt), non-solicitation of business partners (24 months in the case of Mr. Lebda and 12 months in the case of Messrs. McInerney and Blatt) and assignment of certain employee developments covenants set forth in the named executive's employment agreement and offset for any amounts earned from other employment during the twelve-month period.

(2)
In the case of Messrs. McInerney and Blatt only, includes their February 2007 Growth Share awards at one-third of the initial "target" award (20,912), which assumes that the Company achieves the target level of Pro Forma AEPS in 2009. For additional information regarding Growth Shares, see the discussion under Compensation Discussion and Analysis.

In the case of Mr. Lebda only, (i) upon a termination of employment without cause or resignation for good reason, represents (A) the receipt of 300,000 shares of IAC common stock receivable upon the acceleration and exercise of the potential exchange of certain of Mr. Lebda's LendingTree units for IAC common stock in 2009 and the full acceleration of 200,000 shares of restricted IAC common stock, both as described under Compensation Discussion and Analysis, and (B) 11,255 restricted stock units that would accelerate upon a termination without cause only and (ii) upon death or disability, represents (A) the receipt of 200,000 shares of IAC common stock receivable upon the acceleration and exercise of the potential exchange of certain of Mr. Lebda's LendingTree units for IAC common stock in 2009 and the acceleration of 133,333 shares of restricted IAC common stock, both as described under Compensation Discussion and Analysis, and (B) 5,853 restricted stock units.

(3)
Upon a termination of employment or resignation for good reason following a Liberty Change in Control, each of Messrs. Lebda, McInerney and Blatt would also be entitled to receive continued salary in the amount of $750,000, $650,000 and $550,000, respectively.

(4)
Upon a termination without cause only.

(5)
Excludes, in all cases, LendingTree units held by Mr. Lebda (other than those that may potentially be exchanged for IAC common stock in 2009, which are assumed to have been exchanged and are reflected in the above table as shares of IAC common stock) that would accelerate upon the events set forth above, given that the value of these units as of December 31, 2007 was zero.

        Mr. Diller.    Upon a termination without cause or resignation for good reason, on the one hand, or change in control, on the other hand, as of December 31, 2007, in accordance with the stock option agreement governing Mr. Diller's 2005 stock options, 1,520,000 (20% for each year of completed service since the grant) and 2,280,000 (20% of the original award, plus an additional 20% for each year of completed service since the grant) stock options, respectively, would have been accelerated and in the case of a termination without cause or resignation for good reason only, would have remained outstanding and exercisable for one year following termination. Given the closing price of IAC common stock on December 31, 2007 ($26.92), none of the accelerated stock options would have been in-the-money, and as a result, no amounts would have payable to Mr. Diller as of that date.

  Director Compensation

        Non-Employee Director Compensation Arrangements.    Each member of the Board receives an annual retainer in the amount of $45,000. Each member of the Audit and Compensation and Human Resources Committees (including their respective chairs) receives an additional annual retainer in the amount of $10,000 and $5,000, respectively. Lastly, the chairs of each of the Audit and Compensation and Human Resources Committees receives an additional annual chairperson retainer in the amount of $15,000. All amounts are paid quarterly, in arrears.

        In addition, each non-employee director receives a grant of 7,500 restricted stock units (or such lesser number of restricted stock units with a dollar value of $250,000) upon his or her initial election to the Board and annually thereafter upon re-election on the date of IAC's annual meeting of stockholders. The terms of these restricted stock units provide for (i) vesting in three equal annual installments commencing on the first anniversary of the grant date, (ii) cancellation and forfeiture of unvested units in their entirety upon termination of Board service and (iii) full acceleration of vesting upon a change in control of IAC. Non-employee directors are also reimbursed for all reasonable expenses incurred in connection with attendance at IAC Board and Committee meetings.

        The Compensation and Human Resources Committee has primary responsibility for establishing non-employee director compensation arrangements, which are designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align directors' interests with those of our stockholders. When considering non-employee director compensation arrangements, Company management provides the

Compensation and Human Resources Committee with information regarding various types of non-employee director compensation arrangements and practices of select peer companies.

        Deferred Compensation Plan for Non-Employee Directors.    Under IAC's Deferred Compensation Plan for Non-Employee Directors, non-employee directors may defer all or a portion of their Board and Board Committee fees. Eligible directors who defer all or any portion of these fees can elect to have such deferred fees applied to the purchase of share units, representing the number of shares of IAC common stock that could have been purchased on the relevant date, or credited to a cash fund. If any dividends are paid on IAC common stock, dividend equivalents will be credited on the share units. The cash fund will be credited with deemed interest at an annual rate equal to the weighted average prime lending rate of JPMorgan Chase Bank. After a director ceases to be a member of the Board, he or she will receive (i) with respect to share units, such number of shares of IAC common stock as the share units represent and (ii) with respect to the cash fund, a cash payment in an amount equal to deferred amounts, plus accrued interest. These payments will be made in either one lump sum or up to five installments, as previously elected by the eligible director at the time of the related deferral election.

        2007 Non-Employee Director Compensation.    The table below provides the amount of (i) fees earned by non-employee directors for services performed during 2007 and (ii) the dollar amount of the expense recognized during the fiscal year ended December 31, 2007 for RSU awards granted both in and prior to 2007.

	Fees Earned or Paid in Cash
Name	Fees Paid in Cash ($)	Fees Deferred ($)(1)	Stock Awards ($)	Total ($)(2)
William H. Berkman(3)	—	$50,000	$114,716	$164,716
Edgar Bronfman, Jr.(3)	—	$45,000	$209,180	$254,180
Donald R. Keough(3)	—	$45,000	$209,180	$254,180
Bryan Lourd(3)	—	$55,000	$163,158	$218,518
John C. Malone(4)	—	—	—	—
Arthur C. Martinez(3)	$65,000	—	$169,491	$234,491
Steven Rattner(3)	—	$55,000	$193,691	$248,691
Gen. H. Norman Schwarzkopf(3)	—	$50,000	$209,180	$259,180
Alan G. Spoon(3)	—	$70,000	$209,180	$279,180
Diane Von Furstenberg(3)	$22,500	$22,500	$209,180	$254,180

(1)
Represents the dollar value of fees deferred in the form of share units by the relevant director under the Deferred Compensation Plan for Non-Employee Directors.

(2)
The differences in the amounts shown above among directors reflects length of service and Board Committee membership, which varies among directors. Amounts (i) exclude the impact of estimated forfeitures related to service-based vesting conditions and (ii) do not represent the value of equity compensation awarded to directors in 2007. For information regarding how these expenses are calculated, refer to note 4 of the Company's audited financial statements for the fiscal year ended December 31, 2007 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. In 2007, all non-employee directors received a grant of 7,500 RSUs upon their re-election to the Board with a grant date fair value of $247,200.

(3)
The table below provides the number of RSUs and stock options held by each director as of December 31, 2007:

Director	RSUs	Stock Options
William H. Berkman	12,500	—
Edgar Bronfman, Jr.	14,751	5,000
Donald R. Keough	14,751	72,500
Bryan Lourd	14,751	—
John C. Malone	—	—
Arthur C. Martinez	15,000	—
Steven Rattner	14,751	—
Gen. H. Norman Schwarzkopf	14,751	17,500
Alan G. Spoon	14,751	25,712
Diane Von Furstenberg	14,751	22,500
(4)
Dr. Malone has agreed that he will not receive compensation for his Board service.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

        The following table presents, as of February 29, 2008, information relating to the beneficial ownership of common stock and Class B common stock, by (1) each person known by IAC to own beneficially more than 5% of the outstanding shares of common stock and Class B common stock, (2) each current director, (3) each of the Chief Executive Officer, Chief Financial Officer and three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who served in such capacities as of December 31, 2007 and (4) all executive officers and directors of IAC as a group.

        Unless otherwise indicated, the beneficial owners listed below may be contacted at IAC's corporate headquarters located at 555 West 18th Street, New York, New York 10011. For each listed person, the number of shares of IAC common stock and percent of such class listed assumes the conversion or exercise of any IAC equity securities owned by such person that are or will become convertible or exercisable, and the vesting of any restricted stock units that will vest, within 60 days of February 29, 2008, but does not assume the conversion, exercise or vesting of any such equity securities owned by any other person. Shares of IAC Class B common stock may at the option of the holder be converted on a one-for-one basis into shares of IAC common stock.

        The percentage of votes for all classes of capital stock is based on one vote for each share of common stock, two votes for each share of Series B preferred stock and ten votes for each share of Class B common stock. As of February 29, 2008, there were 758 shares of Series B preferred stock outstanding, which shares collectively represented a de minimis percentage of the total voting power of the outstanding IAC capital stock as of this date. Based on statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, IAC does not know of any person who beneficially owns more that 5% of the outstanding shares of Series B preferred stock. Accordingly, although the shares of Series B preferred stock outstanding are considered for purposes of determining total voting power, no information regarding holders of Series B preferred stock has been provided in the table.

	IAC Common Stock			IAC Class B Common Stock			Percent of Votes
Name and Address of Beneficial Owner	Shares		%	Shares		%	(All Classes) %
ClearBridge Advisors, LLC, et al 399 Park Avenue New York, NY 10022	13,256,564	(1)	5.2%	—		—	2.6%
Liberty Media Corporation 12300 Liberty Boulevard Englewood, CO 80112	83,219,807	(2)	29.9%	25,599,998	(3)	100%	61.6%
Lord, Abbett & Co. LLC 90 Hudson Street Jersey City, N7 07302	39,198,840	(1)	15.5%	—		—	7.7%
Barry Diller	91,802,227	(4)	32.9%	25,599,998	(5)	100%	63.3%
William H. Berkman	6,000		*	—		—	*
Gregory R. Blatt	49,004		*	—		—	*
Edgar Bronfman, Jr.	37,505	(6)	*	—		—	*
Victor A. Kaufman	978,257	(7)	*	—		—	*
Donald R. Keough	132,343	(8)	*	—		—	*
Douglas R. Lebda	751,934	(9)	*	—		—	*
Bryan Lourd	34,965	(10)	*	—		—	*
John C. Malone	—	(11)	*	—		—	*
Arthur C. Martinez	7,500		*	—		—	*
Thomas J. McInerney	374,516	(12)	*	—		—	*
Steven Rattner	33,286	(13)	*	—		—	*
Gen. H. Norman Schwarzkopf	35,005	(14)	*	—		—	*
Alan G. Spoon	48,717	(15)	*	—		—	*
Diane Von Furstenberg	40,005	(16)	*	—		—	*
All executive officer and directors as a group (15 persons)	94,331,264		33.9%	25,599,998		100%	63.8%

*
The percentage of shares beneficially owned does not exceed 1% of the class.

(1)
Based upon information regarding IAC holdings reported on a Schedule 13G, as amended, which was filed with the SEC on February 14, 2008.

(2)
Consists of 57,619,787 shares of IAC common stock and 1,176,594 shares of IAC Class B common stock held by Liberty and 22 shares of IAC common stock held collectively by the BDTV Entities (as defined below) and 4,000,000, 15,618,222, 4,005,182 and 800,000 shares of IAC Class B common stock held by each of BDTV Inc., BDTV II Inc., BDTV III Inc. and BDTV IV Inc. (collectively, the "BDTV Entities"), respectively. Pursuant to an amended and restated stockholders agreement between Mr. Diller and Liberty, Mr. Diller generally has the right to vote all of the shares of IAC common stock and IAC Class B common stock held by Liberty and the BDTV Entities.

(3)
Consists of 1,176,594 shares of IAC Class B common stock held by Liberty and 4,000,000, 15,618,222, 4,005,182 and 800,000 shares of IAC Class B common stock held by each of BDTV Inc., BDTV II Inc., BDTV III Inc. and BDTV IV Inc., respectively. Pursuant to the amended and restated stockholders agreement, Mr. Diller generally has the right to vote all of the shares of IAC Class B common stock held by Liberty and the BDTV Entities.

(4)
Consists of 8,578,998 shares of IAC common stock owned by Mr. Diller, 3,422 shares of IAC common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, 22 shares of IAC common stock and 24,423,404 shares of IAC Class B common stock held collectively by the BDTV Entities, and 57,619,787 shares of IAC common stock and 1,176,594 shares of IAC Class B common stock held by Liberty. Pursuant to the amended and restated stockholders agreement, Mr. Diller generally has the right to vote all of the shares of IAC Class B common stock held by Liberty and the BDTV Entities. Excludes shares of IAC common stock and options to purchase shares of IAC common stock held by Ms. Von Furstenberg, as to which Mr. Diller disclaims beneficial ownership (see footnote 16 below).

(5)
Consists of 24,423,404 shares of IAC Class B common stock held collectively by the BDTV Entities and 1,176,594 shares of IAC Class B common stock held by Liberty. Pursuant to the amended and restated stockholders agreement, Mr. Diller generally has the right to vote all of the shares of IAC Class B common stock held by Liberty and the BDTV Entities.

(6)
Consists of (i) 17,505 shares held directly by Mr. Bronfman, (ii) 10,750 shares of IAC common stock held for the benefit of Mr. Bronfman in an individual retirement account, (iii) 4,250 shares of IAC common stock held by Mr. Bronfman in his capacity as custodian for his minor children and (iv) options to purchase 5,000 shares of IAC common stock. Mr. Bronfman disclaims beneficial ownership of the shares of IAC common stock described in (iii) above.

(7)
Consists of 45,717 shares of IAC common stock held directly by Mr. Kaufman and options to purchase 932,540 shares of IAC common stock.

(8)
Consists of (i) 58,843 shares of IAC common stock held directly by Mr. Keough, (ii) 1,000 shares of IAC common stock held by Mr. Keough's spouse and (iii) options to purchase 72,500 shares of IAC common stock. Excludes shares of IAC common stock beneficially owned by affiliates of Allen & Company LLC. Mr. Keough disclaims beneficial ownership of the 1,000 shares of IAC common stock described in (ii) above and all shares of IAC common stock beneficially owned by affiliates of Allen & Company LLC.

(9)
Consists of (i) 200,000 restricted shares of IAC common stock held directly by Mr. Lebda, (ii) 87,063 shares of IAC common stock held directly by Mr. Lebda, (iii) 1,796 shares of IAC common stock held for the benefit of Mr. Lebda in an individual retirement account, (iv) 82,500 shares of IAC common stock subject to a variable prepaid forward contract, dated September 5, 2003, between Mr. Lebda and a financial institution, which contract matures on September 5, 2008, (v) 17,247 shares of IAC common stock held indirectly through a family trust, (vi) 23,710 shares of IAC common stock subject to a variable prepaid forward contract, dated September 5, 2003, between Mr. Lebda's spouse and a financial institution, which contract matures on September 5, 2008, (vii) options to purchase 323,967 shares of IAC common stock held by Mr. Lebda and (viii) options to purchase 15,651 shares of IAC common stock held by Mr. Lebda's spouse. Mr. Lebda disclaims beneficial ownership of the shares of IAC common stock described in (vi) and (viii) above.

(10)
Consists of (i) 32,714 shares of IAC common stock held directly by Mr. Lourd and (ii) 2,251 shares of IAC common stock to be received upon the vesting of restricted stock units in the next 60 days.

(11)
Excludes shares of IAC common stock and Class B common stock beneficially owned by Liberty, as to which Dr. Malone disclaims beneficial ownership.

(12)
Consists of (i) 102,884 shares of IAC common stock held directly by Mr. McInerney, (ii) options to purchase 269,295 shares of IAC common stock and (iii) 2,337 restricted stock purchase rights.

(13)
Consists of (1) 12,754 shares of IAC common stock held directly by Mr. Rattner, (ii) 10,532 shares of IAC common stock held by partnerships in which Mr. Rattner may be deemed to have a pecuniary interest and (iii) 10,000 shares of IAC common stock held for the account of a trust established for the benefit of Mr. Rattner's minor children. Mr. Rattner disclaims beneficial ownership of the shares of IAC common stock described in (ii) and (iii) above.

(14)
Consists of (i) 17,505 shares of IAC common stock held directly by Gen. Schwarzkopf and (ii) options to purchase 17,500 shares of IAC common stock.

(15)
Consists of (i) 23,005 shares of IAC common stock held directly by Mr. Spoon and (ii) options to purchase 25,712 shares of IAC common stock.

(16)
Consists of (i) 17,505 shares of IAC common stock held directly by Ms. Von Furstenberg and (ii) options to purchase 22,500 shares of IAC common stock. Excludes shares beneficially owned by Mr. Diller, as to which Ms. Von Furstenberg disclaims beneficial ownership.

Equity Compensation Plan Information

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of December 31, 2007, regarding IAC equity compensation plans pursuant to which grants of stock options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1) (A)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A)) (C)
Equity compensation plans approved by security holders(2)	16,451,068	(4)	$35.80	(5)	10,898,908
Equity compensation plans not approved by security holders(3)	962,500		$25.09		—
Total	17,413,568		$34.25	(5)	10,898,908

(1)
Information excludes 5,391,861 shares issuable upon the exercise of outstanding stock options with a weighted-average exercise price of $22.71, which securities were granted pursuant to plans assumed by IAC in connection with acquisitions and under which no securities remain available for future issuance.

(2)
These plans primarily include the 2005 Stock and Annual Incentive Plan, the Amended and Restated 2000 Stock and Annual Incentive Plan and the 1997 Stock and Annual Incentive Plan, as well as director deferred compensation plans and certain historical equity incentive plans under which no shares remain available for future issuance.

(3)
Reflects options granted under the 1999 Stock Option Plan described below.

(4)
Includes an aggregate of (i) 10,820,818 shares issuable upon the vesting of restricted stock and restricted stock unit awards, with Growth Shares included at 200% (see Compensation Discussion and Analysis and footnote 1 to the Grants of Plan-Based Awards table), (ii) 59,443 shares underlying an equal number of share units credited to share unit accounts as of December 31, 2007 under IAC's Deferred Compensation Plans for Non-Employee Directors and (iii) 5,570,807 shares issuable upon the exercise of outstanding stock options. Does not include shares underlying stock options and restricted stock units granted in early 2008.

(5)
Weighted average exercise price calculation excludes restricted stock, restricted stock units and share units.

        1999 Stock Option Plan.    In February 2000, IAC's Board of Directors approved the 1999 Stock Option Plan (the "1999 Plan"). An award of stock options exercisable for 2.2 million shares of IAC common stock, the total amount available under the 1999 Plan, at an exercise price of $25.09 per share, was made in February 2000 to Dr. Georg Kofler in consideration of his entering into an employment arrangement with a German affiliate of HSN. These options vested over four years, with 25% vesting on the first, second, third and fourth anniversaries of the date of grant, and remain exercisable for ten years from the date of grant. Subject to applicable law, these options are freely transferable by the holders thereof by written notice to IAC, or by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions

        The Audit Committee has a formal, written policy governing the review and approval of related person transactions, which was initially adopted in December 2006. For purposes of this policy, consistent with the Marketplace Rules of The Nasdaq Stock Market, Inc. (the "Marketplace Rules"), the terms "related person" and "transaction" are determined by reference to Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended ("Item 404"). During 2007, in accordance with the policy then in effect, Company management was required to determine whether any proposed transaction, arrangement or relationship with a related person fell within the definition of "transaction" set forth in Item 404, and if so, submit such transaction to the Audit Committee for approval. The Audit Committee, in considering whether to approve related person transactions, would then consider all facts and circumstances that it deemed relevant.

        During 2007, the Audit Committee operated pursuant to standing pre-approvals under the policy governing the review and approval of certain ordinary course, arms' length transactions involving Liberty and/or its subsidiaries (and through February 2007, the Microsoft Corporation and/or its subsidiaries) (the "Pre-Approval"). Information on transactions entered into pursuant to the Pre-Approval that were reasonably expected to result in payments by or to the Company or one of its subsidiaries in excess of $500,000 were provided to the Audit Committee at its next regularly scheduled meeting following the execution or completion of the relevant transaction.

        During 2007, due to administrative error, the procedures summarized above were not followed in the case of arrangements between Arise Virtual Solutions and Interval. See Relationships Involving Directors.

Relationships Involving Named Executives

        Subject to the terms of an amended and restated stockholders agreement between Mr. Diller and Liberty, Mr. Diller has an irrevocable proxy to vote shares of IAC common stock and IAC Class B common stock held by Liberty and its affiliates. Accordingly, Mr. Diller is effectively able to control the outcome of all matters submitted to a vote or for the consent of IAC's stockholders (other than with respect to the election by the holders of IAC common stock of 25% of the members of IAC's Board of Directors and matters as to which Delaware law requires a separate class vote).

        In 1997, the Company and Mr. Diller agreed to defer repayment of an interest-free, secured, non-recourse promissory note in the amount of $4,997,779 due from Mr. Diller from September 5, 1997 to September 5, 2007. All amounts outstanding under this promissory note were repaid in 2007. In 1997, Mr. Diller and the Company also agreed to defer to September 2007 the payment of a bonus in the amount of $2.5 million that otherwise was to be paid to Mr. Diller in 1997. This bonus (including accrued interest) was paid in full in 2007. See Non-Qualified Deferred Compensation.

        In 2001, IAC and Mr. Diller entered into an agreement with respect to the construction of a screening room on Mr. Diller's property to assist Mr. Diller in connection with Company-related activities. Construction costs of approximately $1.8 million were paid by the Company and the agreement provides that under certain circumstances, including upon Mr. Diller's termination of employment by IAC or its affiliates, Mr. Diller shall have the option to pay to IAC an amount equal to the depreciated book value of the construction costs to acquire the facilities.

        Through May 2007, a subsidiary of IAC and Nineteen Forty CC Inc. ("Nineteen Forty"), a company owned by Mr. Diller, owned 77.2% and 22.8%, respectively, of an aircraft used by IAC. Through May 2007, IAC leased Nineteen Forty's interest in the aircraft for lease payments of approximately $53,000 per month and paid all operating and maintenance expenses relating to the aircraft, which amounts and terms were based on market terms for similar aircraft leases. IAC and Nineteen Forty sold their respective interests in the aircraft to a third party for a price determined through a competitive bidding process in May 2007, at which point the lease described above terminated in accordance with its terms.

        As of December 31, 2007, IAC had invested a total of approximately $1.5 million in an online start-up venture controlled by Mr. Kaufman. IAC has committed to invest a total of $2.0 million in the venture, which total investment would give IAC preferred stock convertible into 20% of the outstanding common stock of the venture. IAC has various approval rights over significant transactions, the right to appoint directors proportionate to its holdings and various forms of anti-dilution protection for its investment. It also has the option to purchase additional preferred stock for $20.0 million such that IAC would hold a 50% ownership percentage in the venture, the right to purchase Mr. Kaufman's shares on March 31, 2012 (or earlier under certain circumstances in the event that Mr. Kaufman is no longer the senior-most executive of the venture) at fair market value, and the right to put its investment to the venture at the time of the venture's first significant financing for the value of its stake implied by the terms of such financing, discounted by 30% to account for the illiquidity of the stock.

Relationships Involving Directors

        During 2007, one of IAC's businesses, Interval, made payments to Arise Virtual Solutions in the aggregate amount of approximately $3.2 million for call center services. Arise Virtual Solutions is a portfolio company of Accretive LLC, of which Mr. Bronfman is a partner.

        IAC acquired a majority stake in Front Line Management Group, Inc., an entertainment management firm ("Front Line"), in June 2007, in connection with which it agreed to sell a portion of its initial investment to Warner Music Group (which then held a less than 5% interest in Front Line). IAC sold this interest in Front Line to Warner Music Group in August 2007 for the same per share price that it paid for its initial investment, or an aggregate purchase price of approximately $110 million. Mr. Bronfman is the Chairman and Chief Executive Officer of Warner Music Group. Also during 2007, one of IAC's businesses, HSN, made payments to a subsidiary of Warner Music Group in the aggregate amount of approximately $380,000 for music products.

Relationships Involving IAC and Expedia

        Overview.    Since the completion of the Expedia Spin-Off, IAC and Expedia have been related parties since they are under common control. In connection with the Expedia Spin-Off, IAC and Expedia entered into various agreements, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. Summaries of the separation, tax sharing, employee matters and transition services agreements are set forth in IAC's Definitive Proxy Statement/Prospectus dated June 20, 2005, and copies of each of these agreements were filed as exhibits to IAC's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

        Under the transition services agreement, IAC has agreed to provide certain assistance and services to Expedia on an interim, transitional basis, which during 2007 consisted primarily of assistance with governmental affairs and the leasing of certain office space by IAC to Expedia. Charges for assistance and services provided pursuant to this agreement are on a cost plus fixed percentage or hourly basis, as applicable. The aggregate amount billed to Expedia for assistance and services provided by IAC pursuant to this agreement for 2007 was approximately $340,000.

        In addition, in connection with and following the Expedia Spin-Off, IAC and Expedia have entered into certain other arrangements, including arrangements regarding the sharing of certain costs and the use and ownership of certain aircraft and various commercial agreements, including distribution and services agreements, among others, which are generally described below.

        Cost Sharing Arrangements.    Mr. Diller currently serves as Chairman and Chief Executive Officer of IAC and Chairman of Expedia. In connection with the Expedia Spin-Off, IAC and Expedia had initially agreed, in light of Mr. Diller's senior role at both companies and his anticipated use of certain resources to the benefit of both companies, that certain expenses associated with such usage, as well as certain costs incurred by IAC in connection with the provision of certain benefits to Mr. Diller, would be shared equally through the end of 2006. Currently and in 2007, these cost sharing arrangements provide that IAC and Expedia cover 65% and 35% of these costs, respectively, which both companies agreed best reflects the allocation of actual time spent by Mr. Diller among the two companies. Expenses include costs for equipment dedicated to Mr. Diller's use and expenses relating to Mr. Diller's support staff, as well as costs attributable to personal use of aircraft and certain other costs. The aggregate amount of costs billed to Expedia pursuant to these arrangements was approximately $450,000 for 2007. Due to administrative error, approximately $85,000 in costs relating to Mr. Diller's personal use of aircraft was erroneously allocated to Expedia in 2007, for which IAC currently expects to make a cash payment to Expedia in 2008.

        Aircraft Agreements.    In connection with the Expedia Spin-Off, a subsidiary of IAC and Expedia entered into a time sharing agreement, pursuant to which Expedia used the aircraft jointly owned by a subsidiary of IAC and an affiliate of Mr. Diller through the sale of this aircraft in May 2007. Pursuant to the time sharing arrangement relating to this aircraft, Expedia paid IAC the maximum amount permitted under applicable Federal Aviation Association regulations for use of the aircraft, or roughly two times the actual fuel cost incurred in such usage, plus certain enumerated out-of-pocket expenses, which amounts are reflected under Cost Sharing Arrangements above.

        Each of IAC and Expedia has a 50% ownership interest in an aircraft that may be used by both companies. IAC and Expedia entered into an operating agreement that allocates the costs of operating and maintaining the aircraft between the parties based on the actual usage by each company, which costs are generally paid by each company to third parties in accordance with the terms of the operating agreement. On the fifth anniversary of the Expedia Spin-Off and annually thereafter, or at any time when Mr. Diller ceases to serve as Chairman of either IAC or Expedia, IAC will have a call right and Expedia will have a put right with respect to Expedia's interest in the aircraft, in each case at fair market value. IAC has the right to sell the aircraft on behalf of both parties.

        Members of this aircraft's flight crew are employed by an entity in which each of IAC and Expedia has a 50% ownership interest. IAC and Expedia have agreed to share costs relating to flight crew compensation and benefits equally, for which they are separately billed. During 2007, total payments in the amount of approximately $500,000 were made to this entity by IAC.

        Commercial Agreements.    In connection with and following the Expedia Spin-Off, certain IAC subsidiaries entered into distribution and/or services agreements with certain Expedia subsidiaries. IAC believes that these arrangements have been negotiated on an arm's length basis. In addition, IAC believes that these arrangements, whether taken individually or in the aggregate, do not constitute a material contract to IAC. Those agreements that, individually or together with similar agreements, involve revenues to IAC in excess of $120,000, are discussed below.

        Pursuant to distribution agreements, certain IAC businesses have agreed to make available travel accommodations and promotional offers from various Expedia travel suppliers, as well as travel content and commerce links from an Expedia business. Expedia businesses have agreed to supply content for related search results and certain Expedia businesses have agreed to make commerce links, select ticketing and resort inventory and discount programs offered by various IAC businesses available to their customers. Distribution agreements typically involve the payment of fees (usually on a fixed, per transaction, revenue share or commission basis) from the party seeking distribution of the product or service to the party that is providing the distribution. Services agreements primarily involve call center support and advertising provided by IAC businesses, as well as travel services provided by Expedia businesses.

        During 2007, aggregate revenues received by IAC businesses from Expedia businesses pursuant to commercial agreements, primarily for call center services and advertising services, were approximately $8.2 million. Aggregate payments made by IAC businesses to Expedia businesses during this period pursuant to commercial agreements were less than $120,000 in 2007.

Relationships Involving IAC and Liberty Media Corporation

        Under the terms of an amended and restated governance agreement among IAC, Liberty and Mr. Diller, Liberty has the right to nominate two individuals for election to the Board, so long as certain stock ownership requirements applicable to Liberty are satisfied. Liberty's current designees are Mr. Berkman and Dr. Malone. Other than in his capacity as a director of IAC, Mr. Berkman does not have any direct or indirect interests in the Liberty/IAC agreements. In connection with his agreement to serve as Liberty's designee on IAC's Board, Liberty agreed to provide certain indemnities to Mr. Berkman.

        Also, under the amended and restated governance agreement, if IAC issues or proposes to issue shares of IAC common stock or IAC Class B common stock, Liberty has preemptive rights that generally entitle it to purchase a number of IAC common shares, subject to a cap, so that Liberty will maintain the identical ownership interest in IAC that Liberty held immediately prior to such issuance or proposed issuance. Liberty was not entitled to exercise any such preemptive rights during 2007, as its ownership level exceeded the established cap.

        In the ordinary course of business, and otherwise from time to time, IAC and its businesses have entered into arrangements, and may determine to enter into additional arrangements in the future, with Liberty and its affiliates. IAC believes that its existing business arrangements with Liberty and its affiliates, none of which involved payments to or from Liberty or its affiliates in excess of $120,000 in 2007, have been negotiated on an arm's length basis.

        In January 2008, IAC entered into a letter agreement with Liberty, pursuant to which Liberty agreed to certain restrictions on acquisitions by Liberty and its affiliates of additional securities of IAC following Liberty's acquisition of 14 million shares of IAC common stock from an institutional investor. The letter agreement is attached as Exhibit 10.1 to IAC's Current Report on Form 8-K, which was filed with the SEC on January 15, 2008.

        During 2008, Liberty was involved in legal proceedings adverse to IAC. See Part I—Item 3—Legal Proceedings—Recent Litigation between IAC and Liberty Media Corporation.

Director Independence

        Controlled Company Status.    Under the Marketplace Rules, the Board has a responsibility to make an affirmative determination that those members of its Board that serve as independent directors do not have any relationships with the Company and its businesses that would impair their independence. In connection with these determinations, the Board reviews information regarding transactions, relationships and arrangements involving the Company and its businesses and each director that it deems relevant to independence, including those required by the Marketplace Rules. This information is obtained from director responses to a questionnaire circulated by Company management, Company records and publicly available information. Following these determinations, Company management monitors those transactions, relationships and arrangements that were relevant to such determinations, as well as solicits updated information potentially relevant to independence from internal personnel and directors, to determine whether there have been any developments that could potentially have an adverse impact on the Board's prior independence determinations.

        The Board has determined that each of Messrs. Berkman, Keough, Lourd, Martinez, Rattner and Spoon and Gen. Schwarzkopf is independent. In connection with this determination, the Board considered that IAC and its businesses in the ordinary course of business sell products and services to, or purchase products and services from, companies at which certain directors are employed as officers or serve as directors, or over which certain directors otherwise exert control. With the exception of Messrs. Berkman, Martinez and Spoon, all independent directors had relationships with entities that sell products and services to, or purchase products and services from, IAC and its businesses, and in each case, the relevant payments were below 5% of the recipient's consolidated gross revenues for the relevant year or $200,000 (whichever is more), which is the applicable threshold set forth in the Marketplace Rules.

        In addition, the Board considered the following relationships:

  •
  in the case of Mr. Berkman, certain relationships and arrangements involving Mr. Berkman and Liberty. Specifically, the Board considered (i) the fact that Mr. Berkman was nominated to the Board by Liberty, (ii) Mr. Berkman's position as Managing Partner of the Associated Group, LLC, the general partner of Liberty Associated Partners, LP, a private investment fund in which Liberty holds a minority passive investment, (iii) his de minimis holdings of Liberty's publicly-traded securities and (iv) Liberty's agreement to provide Mr. Berkman with certain indemnities in connection with his appointment to the Board; and

  •
  in the case of Mr. Rattner, who is a Managing Principal of the Quadrangle Group LLC, a private investment firm, the Board considered (i) Mr. Diller's investment in a Quadrangle fund formed in 2000 (the amount and nature of which was not material to Mr. Diller, the fund or Mr. Rattner), (ii) Mr. Diller's appointment as a member of the Advisory Board of such fund, which board is not responsible for the management and operation of the fund, and (iii) distributions received by Mr. Diller in respect of his investment in the fund, and customary management fees paid by Mr. Diller to the fund, in each case, on the same basis as all other limited partners in the fund.

        Of the remaining directors, (i) Mr. Bronfman is affiliated with a entity to which an IAC business made payments for services in excess of 5% of such entity's consolidated gross revenues for 2007 (see Relationships Involving Directors), (ii) Messrs. Diller and Kaufman are executive officers of the Company, (iii) Dr. Malone is the Chairman of Liberty and (iv) Ms. Von Furstenberg is Mr. Diller's spouse. Given these relationships, none of these directors are independent.

        In addition to the satisfaction of the director independence requirements set forth in the Marketplace Rules, members of the Audit Committee and Compensation and Human Resources Committee also satisfied separate independence requirements under the current standards imposed by the SEC and the Marketplace Rules for audit committee members and by the SEC and the Internal Revenue Service for compensation committee members.

Item 14.    Principal Accountant Fees and Services

        The following table sets forth fees for all professional services rendered by Ernst & Young to IAC for the years ended December 31, 2007 and 2006.

	2007	2006
Audit Fees(1)	$6,400,000	$6,389,325
Audit-Related Fees(2)	1,527,000	1,217,000

Total Audit and Audit-Related Fees	7,927,000	7,606,325
Tax Fees(3)	375,000	—
Other Fees	—	—

Total Fees	$8,302,000	$7,606,325

(1)
Audit Fees include fees associated with the annual audit of IAC's consolidated financial statements and internal control over financial reporting, statutory audits, the review of IAC's periodic reports, accounting consultations, the review of SEC registration statements and consents and other services related to SEC matters. Statutory audits include audits performed for certain IAC businesses in various jurisdictions abroad, which audits are required by local law, as well as audits performed for certain IAC businesses in the United States, which audits are required by federal or state regulatory authorities.

(2)
Audit-Related Fees include fees for due diligence in connection with acquisitions, accounting consultations and benefit plan audits.

(3)
Tax Fees represent fees for an international tax planning project for one of IAC's businesses.

        The Audit Committee has a policy governing the pre-approval of all audit and permitted non-audit services performed by IAC's independent registered public accounting firm in order to ensure that the provision of these services does not impair such firm's independence from IAC and its management. Unless a type of service to be provided by IAC's independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services in excess of pre-approved cost levels will require specific pre-approval by the Audit Committee. In all pre-approval instances, the Audit Committee will consider whether such services are consistent with SEC rules regarding auditor independence.

        Effective January 1, 2007, all Tax services require specific pre-approval by the Audit Committee. In addition, the Audit Committee has designated specific services that have the pre-approval of the Audit Committee (each of which is subject to pre-approved cost levels) and has classified these pre-approved services into one of three categories: Audit, Audit-Related and All Other (excluding Tax). The term of any pre-approval is 12 months from the date of the pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will revise the list of pre-approved services from time to time. Pre-approved fee levels for all services to be provided by IAC's independent registered public accounting firm will be established periodically from time to time by the Audit Committee.

        Pursuant to the pre-approval policy, the Audit Committee may delegate its authority to grant pre-approvals to one or more of its members, and has currently delegated this authority to its Chairman. The decisions of the Chairman (or any other member(s) to whom such authority may be delegated) to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services to management.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(3)    Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed or furnished herewith.

Exhibit No.		Description
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2008	IAC/INTERACTIVECORP
	By:	/s/ GREG BLATT Greg Blatt Executive Vice President, General Counsel and Secretary

QuickLinks

EXPLANATORY NOTE
PART I
  Item 3. Legal Proceedings
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