Form 10-Q
period 2008-03-31
IAC/INTERACTIVECORP
filed 2008-05-07
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 7, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of April 25, 2008, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 200,000 shares of restricted stock	253,181,447
Class B Common Stock	25,599,998

Total outstanding Common Stock	278,781,445

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 25, 2008 was $3,776,748,312. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

PART I—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(In thousands, except per share data)
Product sales	$723,530	$706,506
Service revenue	878,819	783,625

Net revenue	1,602,349	1,490,131
Cost of sales—product sales (exclusive of depreciation shown separately below)	464,408	436,655
Cost of sales—service revenue (exclusive of depreciation shown separately below)	398,006	334,660

Gross profit	739,935	718,816
Selling and marketing expense	337,197	331,378
General and administrative expense	219,878	202,995
Other operating expense	33,913	30,415
Amortization of non-cash marketing	6,511	507
Amortization of intangibles	29,821	30,228
Depreciation	42,603	37,847

Operating income	70,012	85,446
Other income (expense):
Interest income	10,491	19,291
Interest expense	(12,851)	(15,016)
Equity in income of unconsolidated affiliates	6,445	7,847
Other income	12,052	681

Total other income, net	16,137	12,803

Earnings from continuing operations before income taxes and minority interest	86,149	98,249
Income tax provision	(36,809)	(37,489)
Minority interest in losses (income) of consolidated subsidiaries	895	(113)

Earnings from continuing operations	50,235	60,647
Income from discontinued operations, net of tax	2,581	103

Net earnings available to common shareholders	$52,816	$60,750

Earnings per share from continuing operations:
Basic earnings per share	$0.18	$0.21
Diluted earnings per share	$0.18	$0.20
Net earnings per share available to common shareholders:
Basic earnings per share	$0.19	$0.21
Diluted earnings per share	$0.18	$0.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,234,050	$1,585,302
Restricted cash and cash equivalents	12,613	23,701
Marketable securities	169,307	326,788
Accounts receivable, net of allowance of $24,896 and $20,215, respectively	508,291	483,336
Loans held for sale, net	91,185	86,754
Inventories	351,411	331,970
Deferred income taxes	94,373	97,401
Prepaid and other current assets	349,091	352,177

Total current assets	2,810,321	3,287,429
Property and equipment, net	660,646	651,474
Goodwill	6,794,102	6,473,014
Intangible assets, net	1,521,971	1,404,897
Long-term investments	501,022	450,318
Other non-current assets	280,461	257,388

TOTAL ASSETS	$12,568,523	$12,524,520

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$93,374	$111,857
Accounts payable, trade	307,790	279,749
Accounts payable, client accounts	500,547	413,070
Deferred revenue	199,472	171,650
Income taxes payable	5,039	20,521
Accrued expenses and other current liabilities	626,100	691,965

Total current liabilities	1,732,322	1,688,812
Long-term obligations, net of current maturities	850,005	834,566
Income taxes payable	265,987	266,488
Other long-term liabilities	177,352	171,725
Deferred income taxes	988,611	938,786
Minority interest	40,238	40,481
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 758 shares issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 417,950,312 and 417,077,599 shares, respectively, and outstanding 253,135,548 and 258,262,835 shares, respectively, including 200,000 shares of restricted stock	418	417
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,763,013	14,744,318
Retained earnings	620,636	567,820
Accumulated other comprehensive income	44,238	39,814
Treasury stock 164,814,764 and 158,814,764 shares, respectively	(6,914,329)	(6,768,739)

Total shareholders' equity	8,514,008	8,583,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,568,523	$12,524,520

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

						Class B Convertible Common Stock $.001 Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value
										Accum Other Comp. Income
								Additional Paid- in Capital	Retained Earnings
	Total	$	Shares	$	Shares	$	Shares				Treasury Stock
	(In thousands)
Balance as of December 31, 2007	$8,583,662	$—	1	$417	417,077	$32	32,315	$14,744,318	$567,820	$39,814	$(6,768,739)
Comprehensive income:
Net earnings for the three months ended March 31, 2008	52,816	—	—	—	—	—	—	—	52,816	—	—
Foreign currency translation	21,418	—	—	—	—	—	—	—	—	21,418	—
Unrealized losses on available for sale securities	(16,994)	—	—	—	—	—	—	—	—	(16,994)	—

Comprehensive income	57,240

Non-cash compensation expense	27,356	—	—	—	—	—	—	27,356	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(6,016)	—	—	1	873	—	—	(6,017)	—	—	—
Income tax benefit related to the exercise of stock options and vesting of restricted stock units	(2,644)	—	—	—	—	—	—	(2,644)	—	—	—
Purchase of treasury stock	(145,590)	—	—	—	—	—	—	—	—	—	(145,590)

Balance as of March 31, 2008	$8,514,008	$—	1	$418	417,950	$32	32,315	$14,763,013	$620,636	$44,238	$(6,914,329)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
		(Restated)
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings available to common shareholders	$52,816	$60,750
Less: income from discontinued operations, net of tax	(2,581)	(103)

Earnings from continuing operations	50,235	60,647
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	72,424	68,075
Non-cash compensation expense	28,903	24,226
Amortization of cable distribution fees	1,120	1,241
Amortization of non-cash marketing	6,511	507
Deferred income taxes	4,547	1,801
Gain on sales of loans held for sale	(23,573)	(48,617)
Equity in income of unconsolidated affiliates, net of dividends	(6,445)	(7,847)
Minority interest in (losses) income of consolidated subsidiaries	(895)	113
Changes in current assets and liabilities:
Accounts receivable	40,292	21,040
Origination of loans held for sale	(611,490)	(1,997,623)
Proceeds from sales of loans held for sale	628,501	1,981,313
Inventories	(15,185)	(31,014)
Prepaid and other current assets	(34,619)	(14,067)
Accounts payable, income taxes payable and other current liabilities	(23,026)	(104,448)
Deferred revenue	17,942	21,669
Funds collected by Ticketmaster on behalf of clients, net	18,963	43,335
Other, net	(5,477)	11,285

Net cash provided by operating activities attributable to continuing operations	148,728	31,636

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(414,203)	(54,576)
Capital expenditures	(36,460)	(51,355)
Purchases of marketable securities	(35,971)	(166,202)
Proceeds from sales and maturities of marketable securities	181,035	283,319
Increase in long term investments	(48,549)	(250)
Other, net	352	35

Net cash (used in) provided by investing activities attributable to continuing operations	(353,796)	10,971

Cash flows from financing activities attributable to continuing operations:
Borrowing under lines of credit	553,141	1,947,302
Repayments of lines of credit	(553,828)	(1,884,903)
Principal payments on long-term obligations	(20,378)	(11,204)
Purchase of treasury stock	(145,590)	(322,577)
Issuance of common stock, net of withholding taxes	(6,016)	12,699
Excess tax benefits from stock-based awards	322	6,889
Other, net	12,746	(7,860)

Net cash used in financing activities attributable to continuing operations	(159,603)	(259,654)

Total cash used in continuing operations	(364,671)	(217,047)

Net cash provided by operating activities attributable to discontinued operations	711	8,182
Net cash used in investing activities attributable to discontinued operations	—	(1,459)
Net cash used in financing activities attributable to discontinued operations	—	(280)

Total cash provided by discontinued operations	711	6,443
Effect of exchange rate changes on cash and cash equivalents	12,708	3,631

Net decrease in cash and cash equivalents	(351,252)	(206,973)
Cash and cash equivalents at beginning of period	1,585,302	1,428,140

Cash and cash equivalents at end of period	$1,234,050	$1,221,167

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        IAC/InterActiveCorp's operating businesses provide products and services through a diversified portfolio of specialized and global brands and enable billions of dollars of consumer direct transactions and advertising for products and services via interactive distribution channels. All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        On November 5, 2007, the Company announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies:

  •
  IAC, which is expected to include:

  •
  the businesses currently comprising its Media & Advertising sector;

  •
  the Match, ServiceMagic and Entertainment segments;

  •
  the businesses currently comprising its Emerging Businesses group, including Shoebuy and ReserveAmerica, which were formerly included in the Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

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

  •
  Interval International, which is expected to include the businesses currently comprising the Interval segment; and

  •
  LendingTree, which is expected to include the businesses currently comprising the Lending and Real Estate segments.

        In this report, we refer to this transaction as the "Proposed Spin-Offs." The Proposed Spin-Offs are subject to a number of conditions, including, among others, final approval of the transaction specifics by the Company's Board of Directors, confirmation regarding the tax-free nature of the transaction, and the filing and effectiveness of registration statements with the Securities and Exchange Commission (the "SEC"). The Proposed Spin-Offs are expected to be completed in the third quarter of 2008. Upon completion of the Proposed Spin-Offs, IAC would have no ownership interest in HSN, Ticketmaster, Interval International and LendingTree.

        During the first quarter of 2008, in contemplation of the Proposed Spin-Offs, IAC reorganized its Retailing, Ticketmaster and Emerging Businesses reporting segments. Shoebuy and ReserveAmerica, which were previously included in the Retailing and Ticketmaster segments, respectively, are now included in the Emerging Businesses segment. Information for all prior periods has been restated for comparative purposes. In addition, the goodwill related to Shoebuy and Reserve America has been reflected in Emerging Businesses for all periods presented. The entities that are expected to comprise IAC after the completion of the Proposed Spin-Offs are referred to collectively herein as "New IAC."

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

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

        Significant estimates underlying the accompanying consolidated financial statements include: inventory reserves; sales returns and other revenue allowances; recovery of marketable securities; the allowance for doubtful accounts; reserves for losses associated with loans held for sale and loans that have been previously sold; recoverability of long-lived assets; recovery of goodwill and intangibles; income taxes payable and deferred income taxes, including related valuation allowances; various other allowances, reserves and accruals; and assumptions related to the determination of stock-based compensation.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill impairment is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by using various valuation techniques with the primary method employed being a discounted cash flow ("DCF") analysis. Determining fair value using a DCF analysis requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using a DCF valuation analysis. Common among such approaches is the "relief from royalty" methodology, which is the principal method used by the Company in estimating the fair value of its trade names and trademarks. Significant judgments inherent in this analysis include the determination of royalty rates, discount rates and the terminal growth rates.

        Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company's 2007 annual impairment assessment identified impairment for goodwill and indefinite-lived intangible assets of its Lending and Entertainment reporting units. Certain reporting units are currently operating in dynamic and challenged industry segments. These include HSN, Catalogs, Lending, Real Estate and Entertainment. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair value, had the estimated fair value of each of these reporting units and their respective indefinite-lived intangible assets been hypothetically lower by 10% as of October 1, 2007, the aggregate book value of goodwill and indefinite-lived intangible assets would have exceeded fair value by approximately $166.0 million at HSN, $74.0 million at Catalogs, $7.0 million at Lending, $8.0 million at Real Estate and $16.0 million at Entertainment. Had the estimated fair values of each of these reporting units and their respective indefinite-lived intangible assets been hypothetically lower by 20% as of October 1, 2007, the book value of goodwill and indefinite-lived intangible assets would have exceeded fair value by approximately $441.0 million at HSN, $156.0 million at Catalogs, $21.0 million at Lending, $18.0 million at Real Estate and $24.0 million at Entertainment.

Long-term Investments

        On June 19, 2007, as part of the consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated TV station HSE 24 ("HSE") to Arcandor AG ("ARO"), IAC received approximately 5.5 million shares of ARO stock (the "ARO Shares") valued at €141 million or $190.1 million plus additional consideration in the form of a contingent value right ("CVR"). The CVR has a value of up to €54 million within three years. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to € 54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made. The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income in the consolidated statement of operations each period. During the three months ended March 31, 2008, the change in the fair value of the CVR resulted in a gain of $4.3 million which was recognized in current earnings. The CVR was valued at $63.0 million at March 31, 2008 and $54.7 million at December 31, 2007. The ARO stock is an available-for-sale

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

marketable security that is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is included in "Long-term investments" in the accompanying consolidated balance sheets, with a carrying value of $109.5 million at March 31, 2008 and $130.8 million at December 31, 2007. At March 31, 2008, included within other comprehensive income, a separate component of shareholders' equity, was an unrealized loss of $63.4 million related to this marketable security, which is recorded net of a deferred tax benefit of $39.9 million. The severity of the unrealized loss (fair value is approximately 50% less than cost) and duration of the unrealized loss (less than 10 months) are consistent with the weak and adverse conditions affecting the market in which ARO operates. The Company has evaluated the prospects of ARO in relation to the severity and duration of the unrealized loss and the Company's ability and intent to hold the ARO Shares for a period of time sufficient for an expected recovery of fair value which is influenced, in part, by the June 2010 maturity of the related CVR. Based upon this evaluation, the Company does not consider the unrealized loss related to the ARO Shares to be other-than-temporary.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. The Company is currently assessing the impact of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

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

Reclassifications

        The accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2007 have been reclassified to present HSE, which was previously reported in IAC's Retailing segment, as a discontinued operation. See Note 6 for a further description of discontinued operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restatement of Prior Period Consolidated Financial Statements

        Prior to the fourth quarter 2007, the Company's Interval segment improperly recorded deferred revenue and certain related direct costs. The error was due primarily to the recognition of membership renewal revenue beginning in the month a member renewed its membership rather than beginning with the actual start date of the renewal period. The Company has restated its consolidated statements of operations and cash flows for the three months ended March 31, 2007. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2007.

Consolidated Statement of Operations for the three months ended March 31, 2007:

	As originally reported(a)	Effect of restatement	As restated
	(In thousands)
Service revenue	$786,175	$(2,550)	$783,625
Net revenue	1,492,681	(2,550)	1,490,131
Cost of sales—service revenue	335,073	(413)	334,660
Gross profit	720,953	(2,137)	718,816
Operating income	87,583	(2,137)	85,446
Earnings from continuing operations before income taxes and minority interest	100,386	(2,137)	98,249
Income tax provision	(38,285)	796	(37,489)
Earnings from continuing operations	61,988	(1,341)	60,647
Net earnings available to common shareholders	62,091	(1,341)	60,750
Earnings per share from continuing operations:
Basic earnings per share	0.22	(0.01)	0.21
Diluted earnings per share	0.20	0.00	0.20
Earnings per share available to common shareholders:
Basic earnings per share	0.22	(0.01)	0.21
Diluted earnings per share	0.20	0.00	0.20

Consolidated Statement of Cash Flows for the three months ended March 31, 2007:

	As originally reported(a)	Effect of restatement	As restated
	(In thousands)
Earnings from continuing operations	$61,988	$(1,341)	$60,647
Deferred income taxes	2,022	(221)	1,801
Change in accounts payable, income taxes payable and other current liabilities	(103,873)	(575)	(104,448)
Change in deferred revenue	19,532	2,137	21,669

(a)
The reclassification of HSE as a discontinued operation is reflected in the balances as originally reported.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other

        Effective April 1, 2007, the Company began to capitalize and amortize the costs associated with certain arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable search toolbars associated with the Company's Media & Advertising businesses. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized. Otherwise, the fees are charged to expense as incurred. Amounts capitalized during the three months ended March 31, 2008 are being amortized over a period of 18 months. For fees paid prior to April 1, 2007, such benefit or period could not be reasonably estimated and the fees were charged to expense as incurred. The effect of capitalizing and amortizing these costs in the first quarter of 2008 was to reduce expense by $4.6 million.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2008	December 31, 2007
Goodwill	$6,794,102	$6,473,014
Intangible assets with indefinite lives	1,100,331	1,100,328
Intangible assets with definite lives, net	421,640	304,569

Total goodwill and intangible assets, net	$8,316,073	$7,877,911

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At March 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$318,354	$(257,738)	$60,616	6.8
Distribution agreements	205,889	(191,341)	14,548	4.1
Technology	232,483	(157,075)	75,408	4.4
Customer lists	238,589	(134,122)	104,467	7.5
Merchandise agreements	36,493	(33,719)	2,774	4.6
Other	229,041	(65,214)	163,827	9.3

Total	$1,260,849	$(839,209)	$421,640

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

$304,569

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the three months ended March 31, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Foreign Exchange Translation	Balance as of March 31, 2008
New IAC:
Media & Advertising	$1,361,914	$—	$(112)	$(4)	$1,361,798
Match	233,397	—	—	2,104	235,501
ServiceMagic	99,641	—	—	—	99,641
Entertainment	19,350	321	(554)	—	19,117
Emerging Businesses	128,827	—	—	(519)	128,308

Total New IAC	1,843,129	321	(666)	1,581	1,844,365
Retailing (to be renamed HSN)	2,882,992	—	—	—	2,882,992
Ticketmaster	1,090,418	315,195	(14)	4,932	1,410,531
LendingTree:
Lending	71,850	—	(262)	—	71,588
Real Estate	70,265	—	(11)	—	70,254

Total LendingTree	142,115	—	(273)	—	141,842
Interval	514,360	12	—	—	514,372

Total	$6,473,014	$315,528	$(953)	$6,513	$6,794,102

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Additions principally relate to the acquisitions of Paciolan, TicketsNow and GET ME IN! LTD. Deductions principally relate to the establishment of deferred tax assets related to acquired tax attributes and the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized.

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	March 31, 2008	December 31, 2007
Computer equipment and capitalized software	$869,475	$827,984
Buildings and leasehold improvements	322,710	316,208
Furniture and other equipment	138,693	134,001
Projects in progress	80,210	82,589
Land	19,353	19,395

	1,430,441	1,380,177
Less: accumulated depreciation and amortization	(769,795)	(728,703)

Total property and equipment, net	$660,646	$651,474

NOTE 5—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Entities included in discontinued operations, as described in Note 6, are excluded from the schedules below. Operating segments are combined for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

	Three months ended March 31,
	2008	2007
	(In thousands)
Revenue:
New IAC:
Media & Advertising	$215,549	$168,054
Match	90,536	82,401
ServiceMagic	28,948	21,594
Entertainment	20,962	20,701
Emerging Businesses	43,752	28,437
Intercompany elimination	(7,731)	(490)

Total New IAC	392,016	320,697
Retailing (to be renamed HSN)	676,886	666,705
Ticketmaster	348,981	303,577
LendingTree:
Lending	61,811	99,998
Real Estate	8,382	13,231

Total LendingTree	70,193	113,229
Interval	115,937	86,433
Intercompany elimination	(1,664)	(510)

Total	$1,602,349	$1,490,131

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	Three months ended March 31,
	2008	2007
	(In thousands)
Operating Income (Loss):
New IAC:
Media & Advertising	$30,695	$10,511
Match	7,136	8,184
ServiceMagic	5,610	5,300
Entertainment	(14,487)	(13,732)
Emerging Businesses	(8,704)	(3,645)
Corporate	(53,595)	(45,859)

Total New IAC	(33,345)	(39,241)
Retailing (to be renamed HSN)	20,241	35,186
Ticketmaster	51,025	64,783
LendingTree:
Lending	(3,658)	127
Real Estate	(5,042)	(7,972)

Total LendingTree	(8,700)	(7,845)
Interval	40,791	32,563

Total	$70,012	$85,446

        The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles and goodwill impairment, (3) pro forma adjustments for significant acquisitions, and (4) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

	Three months ended March 31,
	2008	2007
	(In thousands)
Operating Income Before Amortization:
New IAC:
Media & Advertising	$36,925	$17,197
Match	10,139	8,398
ServiceMagic	6,149	6,222
Entertainment	(13,939)	(13,047)
Emerging Businesses	(7,222)	(2,179)
Corporate	(27,049)	(22,628)

Total New IAC	5,003	(6,037)
Retailing (to be renamed HSN)	26,213	39,384
Ticketmaster	61,683	71,636
LendingTree:
Lending	(1,014)	3,113
Real Estate	(3,934)	(6,557)

Total LendingTree	(4,948)	(3,444)
Interval	47,296	38,868

Total	$135,247	$140,407

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the three months ended March 31, 2008:
	Operating Income Before Amortization	Non-cash compensation expense (A)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
New IAC:
Media & Advertising	$36.9	$—	$—	$(6.2)	$30.7
Match	10.1	—	(2.8)	(0.2)	7.1
ServiceMagic	6.1	(0.2)	—	(0.4)	5.6
Entertainment	(13.9)	—	—	(0.5)	(14.5)
Emerging Businesses	(7.2)	(0.2)	—	(1.2)	(8.7)
Corporate	(27.0)	(26.5)	—	—	(53.6)

Total New IAC	5.0	(26.9)	(2.8)	(8.6)	(33.3)
Retailing (to be renamed HSN)	26.2	(0.1)	(3.7)	(2.2)	20.2
Ticketmaster	61.7	(1.8)	—	(8.9)	51.0
LendingTree:
Lending	(1.0)	(0.1)	—	(2.6)	(3.7)
Real Estate	(3.9)	—	—	(1.1)	(5.0)

Total LendingTree	(4.9)	(0.1)	—	(3.7)	(8.7)
Interval	47.3	—	—	(6.5)	40.8

Total	$135.2	$(28.9)	$(6.5)	$(29.8)	70.0

Other income, net					16.1

Earnings from continuing operations before income taxes and minority interest					86.1
Income tax provision					(36.8)
Minority interest in losses of consolidated subsidiaries					0.9

Earnings from continuing operations					50.2
Income from discontinued operations, net of tax					2.6

Net earnings available to common shareholders					$52.8

(A)
Non-cash compensation expense includes $2.1 million, $2.3 million, $24.5 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

  expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	For the three months ended March 31, 2007:
	Operating Income Before Amortization	Non-cash compensation expense (B)	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
New IAC:
Media & Advertising	$17.2	$—	$(0.5)	$(6.2)	$10.5
Match	8.4	—	—	(0.2)	8.2
ServiceMagic	6.2	(0.2)	—	(0.8)	5.3
Entertainment	(13.0)	—	—	(0.7)	(13.7)
Emerging Businesses	(2.2)	(0.6)	—	(0.9)	(3.6)
Corporate	(22.6)	(23.2)	—	—	(45.9)

Total New IAC	(6.0)	(24.0)	(0.5)	(8.7)	(39.2)
Retailing (to be renamed HSN)	39.4	(0.1)	—	(4.1)	35.2
Ticketmaster	71.6	—	—	(6.9)	64.8
LendingTree:
Lending	3.1	(0.1)	—	(2.9)	0.1
Real Estate	(6.6)	—	—	(1.4)	(8.0)

Total LendingTree	(3.4)	(0.1)	—	(4.3)	(7.8)
Interval	38.9	—	—	(6.3)	32.6

Total	$140.4	$(24.2)	$(0.5)	$(30.2)	85.4

Other income, net					12.8

Earnings from continuing operations before income taxes and minority interest					98.2
Income tax provision					(37.5)
Minority interest in income of consolidated subsidiaries					(0.1)

Earnings from continuing operations					60.6
Income from discontinued operations, net of tax					0.1

Net earnings available to common shareholders					$60.7

(B)
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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

        The Company maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Three months ended March 31,
	2008	2007
	(In thousands)
Revenue:
United States	$1,401,279	$1,337,583
All other countries	201,070	152,548

	$1,602,349	$1,490,131

	March 31, 2008	December 31, 2007
	(In thousands)
Long-lived assets:
United States	$635,821	$627,692
All other countries	35,344	35,420

	$671,165	$663,112

NOTE 6—DISCONTINUED OPERATIONS

        On June 19, 2007, IAC sold HSE, previously reported in the International segment of IAC's Retailing sector. See Note 9 for a further description of the sale of HSE. Accordingly, HSE is presented as a discontinued operation in the statement of operations for the three months ended March 31, 2007. Quiz TV Limited, iBuy, TV Travel Shop, Styleclick and ECS are also presented as discontinued operations for all periods presented.

        The net revenue and net earnings for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net revenue	$3	$105,917

(Loss) earnings before income taxes	$(2,006)	$1,263
Income tax benefit (provision)	4,587	(1,160)

Net earnings	$2,581	$103

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three months ended March 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings from continuing operations available to common shareholders	$50,235	$50,235	$60,647	$60,647
Interest expense on Convertible Notes, net of tax(a)(b)	—	—	—	121

Net earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	50,235	50,235	60,647	60,768
Income from discontinued operations, net of tax	2,581	2,581	103	103

Net earnings available to common shareholders	$52,816	$52,816	$60,750	$60,871

Denominator:
Basic shares outstanding	278,767	278,767	287,191	287,191
Dilutive securities including stock options, warrants and restricted stock and share units	—	7,477	—	17,494

Denominator for earnings per share—weighted average shares(c)	278,767	286,244	287,191	304,685

Earnings per share:
Earnings per share from continuing operations	$0.18	$0.18	$0.21	$0.20
Discontinued operations, net of tax	0.01	—	—	—

Earnings per share from net earnings	$0.19	$0.18	$0.21	$0.20

(a)
For the three months ended March 31, 2008, approximately 0.5 million weighted average shares related to the assumed conversion of the Company's Convertible Notes were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Accordingly, under the "if-converted" method, the interest expense on the Convertible Notes, net of tax, was included in net earnings from continuing operations available to common shareholders.

(b)
For the three months ended March 31, 2007, approximately 0.6 million weighted average common shares, related to the assumed conversion of the Company's Convertible Notes were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method, the interest expense on the Convertible Notes, net of tax, was excluded from net earnings from continuing operations available to common shareholders.

(c)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company's Convertible Notes. For the three months ended March 31, 2008 and 2007, approximately 45.3 million and 11.4 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At March 31, 2008 and December 31, 2007, the Company's equity investments in unconsolidated affiliates totaled $343.2 million and $293.2 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheets.

        Summarized aggregated financial information for the Company's equity investments is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net sales	$336,734	$243,073
Gross profit	131,943	99,709
Net income	23,112	20,971

NOTE 9—FAIR VALUE MEASUREMENTS

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). In accordance with SFAS No. 157, the Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

  •
  Level 1: Observable inputs such as quoted prices for identical assets and liabilities in active markets obtained from independent sources.

  •
  Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data.

  •
  Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008:

	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Marketable securities	$162,757	$6,550	$—	$169,307
Long-term investments	117,612	—	13,793	131,405
Loans held for sale, net	—	87,532	—	87,532
Derivatives related to long-term debt	—	17,769	—	17,769
Net derivatives related to loans held for sale and interest rate lock commitments	—	(1,612)	5,264	3,652
Derivative assets created in the Expedia spin-off	—	—	10,138	10,138
Derivatives liabilities created in the Expedia spin-off	—	—	(6,940)	(6,940)
Derivative asset created in the HSE sale	—	—	63,003	63,003

Total	$280,369	$110,239	$85,258	$475,866

        The following table presents the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Long-term investments	Net derivatives related to loans held for sale and interest rate lock commitments	Net derivatives created in the Expedia spin-off	Derivative asset created in the HSE sale
	(In thousands)
Balance at January 1, 2008	$14,763	$3,465	$890	$54,656
Total net gains or losses (realized and unrealized):
Included in earnings	—	15,361	2,308	4,286
Included in other comprehensive income	(970)	—	—	4,061
Transfers of IRLCs to closed loans	—	(13,094)	—	—
Transfers in and/or out of Level 3	—	(468)	—	—

Balance at March 31, 2008	$13,793	$5,264	$3,198	$63,003

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the gains and losses included in earnings for the three months ended March 31, 2008 relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Net derivatives related to loans held for sale and interest rate lock commitments	Net derivatives created in the Expedia spin-off	Derivative asset created in the HSE sale
	(In thousands)
Total gains included in earnings for the three months ended March 31, 2008:
Revenue	$15,361	$—	$—
Other income	—	2,308	4,286

Total	$15,361	$2,308	$4,286

Change in unrealized gains relating to assets and liabilities still held at March 31, 2008:
Revenue	$5,264	$—	$—
Other income	—	2,308	4,286

Total	$5,264	$2,308	$4,286

Long-term Investments

        Long-term investments in the table above that are measured at fair value using significant unobservable inputs (Level 3) include available-for-sale auction rate securities accounted for in accordance with SFAS No. 115. In the third quarter of 2007, these auction rate securities had failed auctions due to sell orders exceeding buy orders. These auction rate securities are valued by discounting the future cash flow streams of the securities over the estimated period that the securities will be held until they are expected to be refinanced. Credit spreads and other risk factors are also considered in establishing a fair value. At March 31, 2008, $13.8 million, which is net of an unrealized loss of $1.2 million, was associated with failed auctions and accordingly, were reclassified as long-term investments in the first quarter of 2008. These auction rate securities are rated AAA/Aaa. Due to their high rating and the general quality of the investments underlying the portfolios, the unrealized loss related to these securities is not considered to be an other-than-temporary impairment.

Derivative assets and liabilities created in the Expedia spin-off and sale of HSE

        The derivative assets and derivative liabilities created in the Expedia spin-off and the derivative asset created in the sale of HSE are maintained at fair value. The derivative asset created in the sale of HSE is valued using Monte Carlo simulation relying on various observable and unobservable inputs including risk free interest rates, stock price volatility and credit risk.

Net derivatives related to loans held for sale and interest rate lock commitments

        Prior to April 1, 2007, LendingTree Loans hedged the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into forward delivery contracts for risk management purposes it no longer designates

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

these derivatives as hedges for accounting purposes. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the forward delivery contracts continued to be recognized in current earnings as a component of revenue. The fair value of the forward delivery contracts is recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. For the three months ended March 31, 2008, the Company recognized losses of less than $0.1 million related to the changes in fair value of forward delivery contracts related to loans held for sale.

        LendingTree Loans enters into commitments with consumers to originate loans at a locked in interest rate (interest rate lock commitments—"IRLCs"). IAC reports IRLCs as derivative instruments at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Accordingly, LendingTree Loans determines the fair value of IRLCs using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or fallout factor. The fair value of IRLCs is subject to change primarily due to changes in interest rates and fallout factors. Under LendingTree Loans' risk management policy, LendingTree Loans hedges the changes in fair value of IRLCs primarily by entering into mortgage forward delivery contracts which can reduce the volatility of economic outcomes. Neither the IRLCs nor the related hedging instrument qualify for hedge accounting and both are recorded at fair value with changes in fair value being recorded in current earnings as a component of revenue in the statement of operations.

        Prior to the adoption of SFAS No. 157 the recognition of gains and losses at the inception of a derivative contract were prohibited unless the fair value of the contract was evidenced by a quoted price in an active market. As no active market exists for IRLCs, such day one gains and losses were not recognized until the related loan was sold. Prior to January 1, 2008, guidance also prohibited including the value of servicing the loan in calculating the fair value of an IRLC. Such guidance was rescinded by Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of IRLCs.

        The net change in fair value of the IRLCs and related forward delivery contracts for the three months ended March 31, 2008 and 2007 resulted in gains of $14.8 million and losses of $0.3 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The significant change year over year is due principally to the inclusion of day one gains and the value of servicing the loan in 2008 associated with the adoption of SFAS No. 157 and SAB 109. The IRLCs are recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. At March 31, 2008, there was $254.1 million of IRLCs notional value outstanding.

        Effective January 1, 2008 the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial instruments at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Upon adoption, IAC elected to account for loans held for sale issued after January 1, 2008 at fair value.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

Electing the fair value option allows a better offset of the changes in fair values of the loans and the forward delivery contracts used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS No. 133.

        The Company did not elect the fair value option on loans held for sale of $3.7 million originated prior to January 1, 2008. These loans are carried at the lower of cost or market value determined on an aggregate basis except for loans that are impaired, which are assessed on an individual basis. The fair value of impaired loans at March 31, 2008, measured based on significant unobservable inputs (Level 3) was $2.9 million. The fair value of impaired loans is measured on a non-recurring basis and is based on management's best estimate of the market value of such loans and considers reprice bids received from the investors prior to repurchase, if applicable, or current bids in the secondary market for similar loans and represent management's best estimate of the market value of such loans.

        During the three months ended March 31, 2008, the change in fair value of loans held for sale for which the fair value option has been elected was a loss of $0.1 million and is included as a component of revenue in the accompanying consolidated statement of operations.

        The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at March 31, 2008 for which the fair value option has been elected:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In thousands)
Loans held for sale, net	$87,532	$84,952	$2,580

NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media. As part of the transaction, IAC irrevocably and unconditionally guaranteed the Convertible Notes. IAC Search & Media is wholly owned by IAC.

        The following tables present condensed consolidating financial information as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 for: the guarantor, IAC, on a stand-alone basis; IAC Search & Media (since its acquisition on July 19, 2005), on a stand alone basis; the combined non-guarantor subsidiaries of IAC; and, IAC on a consolidated basis.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Balance sheet as of March 31, 2008:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Current assets	$96,785	$151,954	$2,561,582	$—	$2,810,321
Property and equipment, net	—	72,476	588,170	—	660,646
Goodwill and intangible assets, net	—	1,663,641	6,652,432	—	8,316,073
Investment in subsidiaries	14,940,845	1,327,061	11,881,899	(28,149,805)	—
Other assets	142,404	8,665	630,414	—	781,483

Total assets	$15,180,034	$3,223,797	$22,314,497	$(28,149,805)	$12,568,523

Current liabilities	$11,083	$57,626	$1,663,613	$—	$1,732,322
Long term obligations, net of current maturities	767,769	—	82,236	—	850,005
Other liabilities and minority interest	733,363	76,954	661,871	—	1,472,188
Intercompany liabilities (receivables)	5,153,811	(213,946)	(4,939,865)	—	—
Interdivisional equity	—	3,256,838	20,753,320	(24,010,158)	—
Shareholders' equity	8,514,008	46,325	4,093,322	(4,139,647)	8,514,008

Total liabilities and shareholders' equity	$15,180,034	$3,223,797	$22,314,497	$(28,149,805)	$12,568,523

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Balance sheet as of December 31, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Current assets	$93,819	$152,425	$3,041,185	$—	$3,287,429
Property and equipment, net	—	75,711	575,763	—	651,474
Goodwill and intangible assets, net	—	1,670,211	6,207,700	—	7,877,911
Investment in subsidiaries	14,492,986	1,213,532	11,881,899	(27,588,417)	—
Other assets	83,139	8,422	616,145	—	707,706

Total assets	$14,669,944	$3,120,301	$22,322,692	$(27,588,417)	$12,524,520

Current liabilities	$29,067	$77,077	$1,582,668	$—	$1,688,812
Long term obligations, net of current maturities	754,542	—	80,024	—	834,566
Other liabilities and minority interest	733,978	76,954	606,548	—	1,417,480
Intercompany liabilities (receivables)	4,568,695	(199,063)	(4,369,632)	—	—
Interdivisional equity	—	3,143,309	20,557,068	(23,700,377)	—
Shareholders' equity	8,583,662	22,024	3,866,016	(3,888,040)	8,583,662

Total liabilities and shareholders' equity	$14,669,944	$3,120,301	$22,322,692	$(27,588,417)	$12,524,520

Statement of operations for the three months ended March 31, 2008:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$192,215	$1,410,134	$—	$1,602,349
Operating expenses	—	(164,375)	(1,367,962)	—	(1,532,337)
Interest (expense) income, net	(136,186)	1,889	131,937	—	(2,360)
Other income, net	186,421	6,944	68,631	(243,499)	18,497
Income tax provision	—	(12,102)	(24,707)	—	(36,809)
Minority interest in losses of consolidated subsidiaries	—	—	895	—	895

Earnings from continuing operations	50,235	24,571	218,928	(243,499)	50,235
Discontinued operations, net of tax	2,581	—	2,581	(2,581)	2,581

Net earnings available to common shareholders	$52,816	$24,571	$221,509	$(246,080)	$52,816

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Statement of cash flows for the three months ended March 31, 2008:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows (used in) provided by operating activities attributable to continuing operations	$(195,596)	$31,587	$312,737	$—	$148,728
Cash flows used in investing activities attributable to continuing operations	(244,425)	(2,659)	(106,712)	—	(353,796)
Cash flows provided by (used in) financing activities attributable to continuing operations	440,021	(26,343)	(573,281)	—	(159,603)
Net cash provided by discontinued operations	—	—	711	—	711
Effect of exchange rate changes on cash and cash equivalents	—	(269)	12,977	—	12,708
Cash and cash equivalents at beginning of period	—	64,977	1,520,325	—	1,585,302

Cash and cash equivalents at end of period	$—	$67,293	$1,166,757	$—	$1,234,050

Statement of operations for the three months ended March 31, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net revenue	$—	$146,951	$1,343,180	$—	$1,490,131
Operating expenses	—	(135,369)	(1,269,316)	—	(1,404,685)
Interest (expense) income, net	(123,935)	1,236	126,974	—	4,275
Other income (expense), net	184,579	(1,671)	8,765	(183,145)	8,528
Income tax provision	—	(4,046)	(33,443)	—	(37,489)
Minority interest in losses (income) of consolidated subsidiaries	3	—	(116)	—	(113)

Earnings from continuing operations	60,647	7,101	176,044	(183,145)	60,647
Discontinued operations, net of tax	103	—	103	(103)	103

Net earnings available to common shareholders	$60,750	$7,101	$176,147	$(183,248)	$60,750

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued)

Statement of cash flows for the three months ended March 31, 2007:

	IAC	IAC Search & Media	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash flows (used in) provided by operating activities attributable to continuing operations	$(87,450)	$31,074	$88,012	$—	$31,636
Cash flows (used in) provided by investing activities attributable to continuing operations	(54,062)	(8,642)	73,675	—	10,971
Cash flows provided by (used in) financing activities attributable to continuing operations	141,512	(18,700)	(382,466)	—	(259,654)
Net cash provided by discontinued operations	—	—	6,443	—	6,443
Effect of exchange rate changes on cash and cash equivalents	—	(66)	3,697	—	3,631
Cash and cash equivalents at beginning of period	—	51,013	1,377,127	—	1,428,140

Cash and cash equivalents at end of period	$—	$54,679	$1,166,488	$—	$1,221,167

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

        During the three months ended March 31, 2007, $6.0 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.2 million shares of IAC common stock and 0.2 million shares of Expedia common stock were issued to the holders. There were no such conversions during the three months ended March 31, 2008.

NOTE 12—COMPREHENSIVE INCOME

        Comprehensive income is comprised of (in thousands):

	Three Months Ended March 31,
	2008	2007
Net earnings available to common shareholders	$52,816	$60,750

Foreign currency translation	21,418	2,802
Unrealized (losses) gains on available for sale securities	(16,994)	1,355
Net losses on derivative contracts	—	(2,462)

Other comprehensive income	4,424	1,695

Comprehensive income	$57,240	$62,445

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMPREHENSIVE INCOME (Continued)

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	March 31, 2008	December 31, 2007
Foreign currency translation	$107,193	$85,775
Unrealized losses on available for sale securities	(62,955)	(45,961)

Accumulated other comprehensive income	$44,238	$39,814

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

        For the three months ended March 31, 2008 and 2007, the Company recorded a tax provision for continuing operations of $36.8 million and $37.5 million, respectively, which represent effective tax rates of 43% and 38%, respectively. The tax rate for the three months ended March 31, 2008 is higher than the federal statutory rate of 35% due principally to state taxes, interest on tax contingencies, non-deductible costs related to the Proposed Spin-Offs, and a write-off of a deferred tax asset related to non-cash compensation, partially offset by foreign income taxed at lower rates. The tax rate for the three months ended March 31, 2007 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign tax credits associated with equity income from unconsolidated affiliates.

        As of December 31, 2007 and March 31, 2008, the Company had unrecognized tax benefits of approximately $235.6 million and $231.3 million, respectively. Unrecognized tax benefits for the quarter ended March 31, 2008 decreased by $4.3 million of which $3.4 million was recorded as a benefit to discontinued operations and relates to the effective settlement of prior year tax positions with the Internal Revenue Service ("IRS"). The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three months ended March 31, 2008 is $2.6 million, net of related deferred taxes, for interest on

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—INCOME TAXES (Continued)

unrecognized tax benefits. At March 31, 2008 the Company has accrued $43.0 million for the payment of interest. There are no material accruals for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. If unrecognized tax benefits are subsequently recognized, approximately $46.4 million and $34.1 million, net of related deferred tax assets, would reduce income tax expense from continuing operations and discontinued operations, respectively.

        The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2008. Various state, local and foreign jurisdictions are currently under exam, the most significant of which are California, Florida, New York and New York City, for various tax years after December 31, 2001. The examinations are expected to be completed by late 2008. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $37.9 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 14—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 13 for discussion related to income tax contingencies.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        IAC/InterActiveCorp's operating businesses provide products and services through a diversified portfolio of specialized and global brands and enable billions of dollars of consumer direct transactions and advertising for products and services via interactive distribution channels. All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        On November 5, 2007, the Company announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies:

  •
  IAC, which is expected to include:

  •
  the businesses currently comprising its Media & Advertising sector;

  •
  the Match, ServiceMagic and Entertainment segments;

  •
  the businesses currently comprising its Emerging Businesses group, including Shoebuy and ReserveAmerica, which were formerly included in the Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, which is expected to include HSN TV, HSN.com, and the Cornerstone Brands, Inc. portfolio of catalogs, web sites and retail locations;

  •
  Ticketmaster, which is expected to include its primary domestic and international operations as well as certain investments in unconsolidated affiliates;

  •
  Interval International, which is expected to include the businesses currently in the Interval segment; and,

  •
  LendingTree, which is expected to include the businesses currently in the Lending and Real Estate segments.

        In this report, we refer to this transaction as the "Proposed Spin-Offs." The Proposed Spin-Offs are subject to a number of conditions, including, among others, final approval of the transaction specifics by the Company's Board of Directors, confirmation regarding the tax-free nature of the transaction, and the filing and effectiveness of registration statements with the Securities and Exchange Commission. The Proposed Spin-Offs are expected to be completed in the third quarter of 2008. Upon completion of the Proposed Spin-Offs, IAC would have no ownership interest in HSN, Ticketmaster, Interval International and LendingTree.

        During the first quarter of 2008, in contemplation of the Proposed Spin-Offs, IAC reorganized its Retailing, Ticketmaster and Emerging Businesses reporting segments. Shoebuy and ReserveAmerica, which were previously included in the Retailing and Ticketmaster segments, respectively, are now included in the Emerging Businesses segment. Information for all prior periods has been restated for comparative purposes. The entities that are expected to comprise IAC after the completion of the Proposed Spin-Offs are referred to collectively herein as "New IAC".

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2007.

Results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

        Given the Proposed Spin-Offs, we thought it appropriate to present results for the businesses which are expected to comprise New IAC, HSN, Ticketmaster, LendingTree and Interval International after the spin-offs. The information is presented for illustrative purposes only and is not indicative of the operating results that would have been achieved if the Proposed Spin-Offs had occurred prior to, or during, the periods presented, nor is it indicative of future operating results. Set forth below are the contributions to consolidated revenue, operating income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three months ended March 31, 2008 and 2007 (rounding differences may occur):

	Three months ended March 31,
	2008	Percentage of total	2007	Percentage of total
	(Dollars in millions)
Revenue:
New IAC	$392.0	24%	$320.7	22%
Retailing (To be named HSN)	676.9	42%	666.7	45%
Ticketmaster	349.0	22%	303.6	20%
LendingTree	70.2	4%	113.2	8%
Interval	115.9	7%	86.4	6%
Intercompany elimination	(1.7)	0%	(0.5)	0%

Total	$1,602.3	100%	$1,490.1	100%

	Three months ended March 31,*
	2008	Percentage of total	2007	Percentage of total
	(Dollars in millions)
Operating Income (Loss):
New IAC	$(33.3)	(48)%	$(39.2)	(46)%
Retailing (To be named HSN)	20.2	29%	35.2	41%
Ticketmaster	51.0	73%	64.8	76%
LendingTree	(8.7)	(12)%	(7.8)	(9)%
Interval	40.8	58%	32.6	38%

Total	$70.0	100%	$85.4	100%

	Three months ended March 31,*
	2008	Percentage of total	2007	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
New IAC	$5.0	4%	$(6.0)	(4)%
Retailing (To be named HSN)	26.2	19%	39.4	28%
Ticketmaster	61.7	46%	71.6	51%
LendingTree	(4.9)	(4)%	(3.4)	(2)%
Interval	47.3	35%	38.9	28%

Total	$135.2	100%	$140.4	100%

*
New IAC amounts above include all corporate and spin-off expenses.

Consolidated Results

Revenue

        Revenue in 2008 increased 8% or $112.2 million from 2007 primarily as a result of revenue increases of $71.3 million from New IAC, $45.4 million from Ticketmaster, $29.5 million from Interval and $10.2 million from Retailing, partially offset by a decrease of $43.0 million from LendingTree.

        The revenue growth from New IAC resulted from increases of $47.5 million from Media & Advertising, $15.3 million from the Emerging Businesses group and $8.1 million from Match. The contribution from Media & Advertising was driven by improved economics associated with its renewed partnership with Google, which resulted in an increase in revenue per query across all proprietary search sites. The increase at the Emerging Businesses group was driven primarily by strong revenue growth at Pronto.com and Shoebuy. Also contributing to the increased revenue at New IAC is a 9% increase in average revenue per subscriber, primarily in international markets, and a 1% increase in worldwide subscribers at Match.

        The revenue growth from Ticketmaster was driven primarily by the acquisitions of Paciolan, Inc. ("Paciolan") and TicketsNow International, Inc. ("TicketsNow"), which were not in the year ago period, higher average revenue per ticket and slightly higher overall ticket volumes. The contribution from Interval was driven primarily by its acquisition of ResortQuest Hawaii on May 31, 2007, as well as a 6% increase in confirmed vacations and a 4% increase in membership. The revenue increase from Retailing reflects 5% growth at HSN, partially offset by a decline at the Catalogs business. Offsetting overall revenue growth in 2008 is a decline at LendingTree, which continues to operate in a difficult home loan market.

Cost of sales

	Three months ended March 31,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales	$862,414	12%	$771,315
As a percentage of total revenue	54%	206 bp	52%
Gross margins	46%	(206) bp	48%

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

        Cost of sales in 2008 increased $91.1 million from 2007 primarily due to increases of $36.2 million from Ticketmaster, $22.7 million from Retailing, $21.3 million from New IAC and $17.0 million from Interval. The increase in cost of sales from Ticketmaster was primarily driven by increases of $12.7 million in ticketing royalties resulting from higher revenue and higher royalty rates, and $11.2 million in compensation and other employee-related costs due, in part, to a 22% increase in headcount. Included in these increases is the impact of acquisitions not in the year ago period. Cost of sales from Retailing increased primarily due to an increase of $18.9 million in the cost of products sold and $3.1 million in shipping and handling costs. The increase in cost of sales from New IAC was primarily due to an increase of $16.3 million in revenue share payments to third party traffic sources which is a direct result from the growth in proprietary and network revenue at Media & Advertising.

Also contributing to the increase in cost of sales were increased expenses from Interval primarily driven by its acquisition of ResortQuest Hawaii.

Selling and marketing expense

	Three months ended March 31,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$337,197	2%	$331,378
As a percentage of total revenue	21%	(119) bp	22%

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

        Selling and marketing expense in 2008 increased $5.8 million from 2007, primarily due to increases of $17.4 million from New IAC and $12.2 million from Ticketmaster, partially offset by a decrease of $23.2 million at LendingTree.

        The increase in selling and marketing expense from New IAC resulted from increases of $7.1 million from the Emerging Businesses group, $5.4 million from Match and $2.3 million from ServiceMagic. The increase in selling and marketing expense from the Emerging Businesses group is primarily related to Pronto.com. Selling and marketing expense from Match increased primarily due to an increase of $6.7 million in advertising and promotional expenditures, including customer acquisition costs principally related to Chemistry.com. Also contributing to the increase in selling and marketing expense from New IAC is an increase of $2.0 million in compensation and other employee-related costs at ServiceMagic primarily related to the expansion of its sales force due in part to the opening of a new call center in Kansas City in the second quarter of 2007. Favorably impacting advertising and promotional expenditures at New IAC is the reduction in the current year marketing expense of $4.6 million from Media & Advertising, resulting from the capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred.

        The increase in selling and marketing expense from Ticketmaster is primarily due to increases of $8.2 million in advertising and promotional expenditures and $2.3 million in compensation and other employee-related costs. The increase in advertising and promotional expenditures from Ticketmaster is due in part to an increase in marketing efforts including resale ticket services such as ticket exchange. Included in these increases is the impact of acquisitions not in the year ago period, which contributed $2.2 million and $1.3 million to advertising and promotional expenditures and compensation and other employee-related costs, respectively. Partially offsetting the overall increase in selling and marketing expense is a decrease of $23.3 million in advertising and promotional expenditures at LendingTree, reflecting decreased spending associated with online marketing and print and television advertising.

General and administrative expense

	Three months ended March 31,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$219,878	8%	$202,995
As a percentage of total revenue	14%	10 bp	14%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $16.9 million from 2007 primarily due to increases of $15.6 from New IAC, $6.8 million from Ticketmaster and $3.2 million from Interval, partially offset by a decrease of $9.2 million from LendingTree.

        The increase in general and administrative expense from New IAC was primarily due to increases of $7.0 million from corporate and $5.3 million from the Emerging Businesses group. The increase at corporate is primarily due to $8.6 million in expenses related to the Proposed Spin-Offs. General and administrative expense from the Emerging Businesses group increased primarily due to the inclusion of InstantAction.com and RushmoreDrive.com and other start-up businesses not in the year ago period.

        The increase in general and administrative expense from Ticketmaster was primarily due to increases of $3.7 million in compensation and other employee-related costs and $1.5 million in professional fees. The increase in compensation and other employee-related costs is primarily due to an increase of $3.3 million associated with recent acquisitions not in the year ago period. Also contributing to the increase in general and administrative expense is increased expenses from Interval primarily driven by its acquisition of ResortQuest Hawaii on May 31, 2007. Partially offsetting the overall increase in general and administrative expense is a decrease of $8.0 million in compensation and other employee-related costs at LendingTree resulting from a reduction in workforce that occurred in 2007, subsequent to the first quarter.

        General and administrative expense includes non-cash compensation expense of $24.5 million in 2008 compared with $20.3 million in 2007. The increase in non-cash compensation expense is primarily due to equity grants issued subsequent to the first quarter of 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions as well as the impact of equity modifications recorded in the prior year. As of March 31, 2008, there was approximately $261.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity based awards, which is currently expected to be recognized over a weighted average period of approximately 2.8 years.

Other operating expense

	Three months ended March 31,
	2008	% Change	2007
	(Dollars in thousands)
Other operating expense	$ 33,913	12%	$ 30,415
As a percentage of total revenue	2%	8 bp	2%

        Other operating expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at Retailing and product development at Media & Advertising and LendingTree which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Other operating expense in 2008 increased $3.5 million from 2007, primarily due to an increase of $4.4 million in compensation and other employee-related costs at Media & Advertising due in part to a 6% increase in headcount, as it continues to upgrade and enhance its search technology and products. This increase was partially offset by a decrease of $2.2 million in compensation and other employee-related costs at LendingTree resulting from a reduction in workforce that occurred in 2007, subsequent to the first quarter.

Depreciation

	Three months ended March 31,
	2008	% Change	2007
	(Dollars in thousands)
Depreciation	$ 42,603	13%	$ 37,847
As a percentage of total revenue	3%	12 bp	3%

        Depreciation for 2008 increased $4.8 million from 2007 primarily due to the incremental depreciation associated with capital expenditures made during 2007 and 2008, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

	Three months ended March 31,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$135,247	(4)%	$140,407
As a percentage of total revenue	8%	(98) bp	9%

        Operating Income Before Amortization in 2008 decreased $5.2 million from 2007 primarily due to declines of $13.2 million and $10.0 million from Retailing and Ticketmaster, respectively, which more than offset growth of $11.0 million and $8.4 million from New IAC and Interval, respectively.

        The decrease in Operating Income Before Amortization from Retailing is primarily related to lower gross margins at Catalogs, which is operating in a highly promotional retail environment. The decline in Operating Income Before Amortization from Ticketmaster is primarily due to discrete items benefiting the prior year period, losses associated with acquisitions and strategic investments, particularly in Germany and China, increased expenses associated with product and technology initiatives, and higher overall royalty rates.

        The increase in Operating Income Before Amortization from New IAC is primarily due to an increase of $19.7 million from Media & Advertising, partially offset by decreases of $5.0 million and $4.4 million from the Emerging Businesses group and corporate, respectively. Contributing favorably to Operating Income Before Amortization is the impact of higher revenue from Media & Advertising, as well as the reduction in the current year marketing expense of $4.6 million resulting from the capitalization and amortization of certain costs as described above in the selling and marketing expense discussion. This increase was partially offset by increased losses from the Emerging Businesses group which includes the results of InstantAction.com and RushmoreDrive.com and other start-up businesses not in the year ago period, and $8.6 million in expenses from corporate related to the Proposed Spin-Offs. Additionally, Operating Income Before Amortization was positively impacted by continued growth at Interval, due, in part to the acquisition of ResortQuest Hawaii.

Operating income

	Three months ended March 31,
	2008	% Change	2007
	(Dollars in thousands)
Operating income	$ 70,012	(18)%	$ 85,446
As a percentage of total revenue	4%	(136) bp	6%

        Operating income in 2008 decreased $15.4 million from 2007 primarily due to a decrease of $5.2 million in Operating Income Before Amortization discussed above, a $6.0 million increase in amortization of non-cash marketing and a $4.7 million increase in non-cash compensation expense, partially offset by a $0.4 million decrease in amortization of intangibles. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

Other income (expense)

	Three months ended March 31,
	2008	% Change	2007
	(Dollars in thousands)
Other income (expense):
Interest income	$10,491	(46)%	$19,291
Interest expense	(12,851)	14%	(15,016)
Equity in income of unconsolidated affiliates	6,445	(18)%	7,847
Other income	12,052	1,670%	681

        Interest income in 2008 decreased $8.8 million from 2007 primarily due to lower cash and marketable securities balances in 2008, as well as a partial reallocation of investments into tax-exempt cash equivalents and marketable securities. Interest expense in 2008 decreased $2.2 million from 2007 as average interest rates and the average amount of outstanding debt decreased year over year.

        Equity in income of unconsolidated affiliates in 2008 decreased $1.4 million from 2007 primarily due to a loss from the Company's investment in Medem, Inc., an interactive online health communication services company, which is not in the year ago period.

        Other income in 2008 increased $11.4 million from 2007 primarily due to a gain of $4.2 million in 2008 related to the derivative asset received by the Company in connection with the sale of HSE, a year over year positive change of $2.6 million in the amount recognized related to the derivatives created in the Expedia spin-off and an increase of $2.1 million in foreign exchange gains.

Income tax provision

        In 2008, the Company recorded a tax provision for continuing operations of $36.8 million which represents an effective tax rate of 43%. The 2008 tax rate is higher than the federal statutory rate of 35% due principally to state taxes, interest on tax contingencies, non-deductible costs related to the Proposed Spin-Offs and a write-off of a deferred tax asset related to non-cash compensation, partially offset by foreign income taxed at lower rates. In 2007, the Company recorded a tax provision for continuing operations of $37.5 million which represents an effective tax rate of 38%. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign tax credits associated with equity income from unconsolidated affiliates.

        As of December 31, 2007 and March 31, 2008, the Company had unrecognized tax benefits of approximately $235.6 million and $231.3 million, respectively. Unrecognized tax benefits for the quarter ended March 31, 2008 decreased by $4.3 million of which $3.4 million was recorded as a benefit to discontinued operations and relates to the effective settlement of prior year tax positions with the Internal Revenue Service. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three months ended March 31, 2008 is $2.6 million, net of related deferred taxes, for interest on unrecognized tax benefits. At March 31, 2008 the Company has accrued $43.0 million for the payment of interest. There are no material accruals for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $37.9 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

        Discontinued operations in the accompanying consolidated statements of operations include the German TV and internet retailer Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE") through March 31, 2007. Quiz TV Limited, iBuy, TV Travel Shop, Styleclick and ECS are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Income from these discontinued operations, net of tax, in 2008 and 2007 was $2.6 million and $0.1 million, respectively. The 2008 amount is principally due to a tax benefit on reserves released during the quarter related to HSN International, partially offset by losses of iBuy. The 2007 amount is principally due to the income of HSE, partially offset by losses of iBuy.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company's 2007 annual impairment assessment identified impairment for goodwill and indefinite-lived intangible assets of its Lending and Entertainment reporting units. Certain reporting units are currently operating in dynamic and challenged industry segments. These include HSN, Catalogs, Lending, Real Estate and Entertainment. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair value, had the estimated fair value of each of these reporting units and their respective indefinite-lived intangible assets been hypothetically lower by 10% as of October 1, 2007, the aggregate book value of goodwill and indefinite-lived intangible assets would have exceeded fair value by approximately $166.0 million at HSN, $74.0 million at Catalogs, $7.0 million at Lending, $8.0 million at Real Estate and $16.0 million at Entertainment. Had the estimated fair values of each of these reporting units and their respective indefinite-lived intangible assets been hypothetically lower by 20% as of October 1, 2007, the book value of goodwill and indefinite-lived intangible assets would have exceeded fair value by approximately $441.0 million at HSN, $156.0 million at Catalogs, $21.0 million at Lending, $18.0 million at Real Estate and $24.0 million at Entertainment.

        In addition to the discussion of the consolidated results above, the following is a discussion of the results of New IAC and each of the businesses to be established by the spin-off transaction.

        Refer to Note 5 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to Operating Income.

NEW IAC

	Three months ended March 31,
	2008	Growth	2007
	(Dollars in thousands)
Revenue:
Media & Advertising	$215,549	28%	$168,054
Match	90,536	10%	82,401
ServiceMagic	28,948	34%	21,594
Entertainment	20,962	1%	20,701
Emerging Businesses	43,752	54%	28,437
Intercompany Elimination	(7,731)	(1,478)%	(490)

Total	$392,016	22%	$320,697

	Three months ended March 31,
	2008	Growth	2007
	(Dollars in thousands)
Operating Income (Loss):
Media & Advertising	$30,695	192%	$10,511
Match	7,136	(13)%	8,184
ServiceMagic	5,610	6%	5,300
Entertainment	(14,487)	(5)%	(13,732)
Emerging Businesses	(8,704)	(139)%	(3,645)
Corporate	(53,595)	(17)%	(45,859)

Total	$(33,345)	15%	$(39,241)

	Three months ended March 31,
	2008	Growth	2007
	(Dollars in thousands)
Operating Income Before Amortization:
Media & Advertising	$36,925	115%	$17,197
Match	10,139	21%	8,398
ServiceMagic	6,149	(1)%	6,222
Entertainment	(13,939)	(7)%	(13,047)
Emerging Businesses	(7,222)	(231)%	(2,179)
Corporate	(27,049)	(20)%	(22,628)

Total	$5,003	NM	$(6,037)

  Media & Advertising

        Media & Advertising consists of proprietary properties such as Ask.com, Fun Web Products, Citysearch and Evite and network properties which include distributed search, sponsored listings and toolbars.

        Revenue grew 28% to $215.5 million, due to improved economics associated with the renewed partnership with Google, which resulted in an increase in revenue per query across all proprietary search sites. Revenue further benefited from an increase in both queries and revenue per query at Fun Web Products and from distributed search. Revenue and revenue per query at Ask.com grew strongly, even excluding the benefits of the renewed contract. Queries declined overall due largely to significantly reduced marketing which more than offset growth in the core user base which searches most frequently. Proprietary revenue growth outpaced that of network revenue primarily due to an increase in revenue per query at proprietary sites like Ask.com and Zwinky.com.

        Operating Income Before Amortization increased 115% to $36.9 million, primarily due to the revenue growth noted above, as well as a reduction in the current year marketing expense of $4.6 million resulting from the capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred. The increase in Operating Income Before Amortization was adversely impacted by increases of $18.5 million in cost of sales and $5.1 million in other operating expense. The increase in cost of sales primarily related to revenue share payments to third party traffic sources which is a direct result of the growth in proprietary and network revenue. The increase in other operating expense was primarily due to an increase of $4.4 million in compensation and other employee-related costs due in part to a 6% increase in headcount, as our Media & Advertising business continues to upgrade and enhance its search technology and products.

        Operating income increased 192% to $30.7 million, primarily due to the increase in Operating Income Before Amortization described above and a $0.5 million decrease in amortization of non-cash marketing.

        As discussed, the Company has entered into a new paid listings agreement with Google effective January 1, 2008. The new contract limits our ability to distribute sponsored listings to certain network partners. This will lead to a greater percentage of revenues for our Media & Advertising segment coming from the higher-margin proprietary side of the business, and a lesser percentage from the lower-margin network business, an effect impacting results for the first quarter. The shift in revenue streams will continue, but at a more rapid pace in the second quarter. As a result, for the remainder of 2008 we expect to see continuing strong margins and benefits to profit growth, while simultaneously seeing a negative impact on revenue growth.

  Match

        Revenue grew 10% to $90.5 million, reflecting an 8% and 12% increase in international subscribers and revenue per subscriber, respectively, and 6% growth in revenue per subscriber domestically where subscribers declined slightly. The growth in international paid subscribers was driven by expansion in several markets, most notably Scandinavia and the United Kingdom.

        Operating Income Before Amortization increased 21% to $10.1 million, growing at a faster rate than revenue primarily due to lower international customer acquisition costs as a percentage of revenue, partially offset by an increase in domestic customer acquisition costs. The increase in domestic customer acquisition costs reflects an increase in spending related to Chemistry.com, which continues to grow subscribers, partially offset by reductions in other domestic marketing spend.

        Operating income decreased 13% to $7.1 million despite the increase in Operating Income Before Amortization discussed above, primarily due to a $2.8 million increase in amortization of non-cash marketing.

  ServiceMagic

        Revenue grew 34% to $28.9 million, benefiting from a 12% increase in customer service requests, improved monetization of service requests and a 7% increase in the number of service providers in the network.

        Operating Income Before Amortization was relatively flat in 2008, primarily due to the increase in revenue noted above, offset entirely by increases of $3.3 million in cost of sales, $2.3 million in selling and marketing expense and $1.6 million in general and administrative expense. The increase in costs of sales is primarily driven by increased customer acquisition costs. Selling and marketing expense reflects increased compensation and other employee-related costs associated with the expansion of the sales force due in part to the opening of a new call center in Kansas City in the second quarter of 2007, and offline marketing expenses. Contributing to the increase in general and administrative expense is increased compensation and other employee-related costs, due, in part to a 5% increase in headcount. Operating Income Before Amortization was further impacted by slower growth from higher margin discretionary home repair and improvement requests, which we believe is due, in part, to the general slowdown in housing and consumer spending. Near-term results may continue to be impacted if current adverse economic conditions persist.

        Operating income increased 6% to $5.6 million, despite the flat Operating Income Before Amortization discussed above, primarily due to a $0.4 million decrease in amortization of intangibles.

  Entertainment

        Revenue grew 1% to $21.0 million, primarily due to an increase in revenue from paid advertising and continued strength in custom discount and promotion products marketed to corporate clients, partially offset by lower online sales of the core coupon book.

        Operating Income Before Amortization decreased 7% to a loss of $13.9 million, primarily due to increases in professional fees and compensation and other employee-related costs. These increases reflect ongoing investments made in the local paid advertising sales force.

        Operating loss increased 5% to a loss of $14.5 million in 2008, primarily due to the decrease in Operating Income Before Amortization described above, partially offset by a decrease in amortization of intangibles.

        Entertainment's revenue is significantly seasonal with the majority of the segment's revenue and all of its profits earned in the fourth quarter.

  Emerging Businesses

        Emerging Businesses include Shoebuy, ReserveAmerica, Pronto.com, Gifts.com, InstantAction.com and programming businesses such as Connected Ventures, 23/6, VeryShortList.com and RushmoreDrive.com, as well as other start-up businesses.

        Revenue grew 54% to $43.8 million reflecting strong growth at Pronto.com and Shoebuy.

        Operating Income Before Amortization loss and operating loss increased 231% and 139%, respectively, to losses of $7.2 million and $8.7 million, respectively. Losses increased due primarily to the inclusion of InstantAction.com and RushmoreDrive.com and other start-up businesses which were not in the year ago period.

  Corporate

        Corporate operating expenses in 2008 and 2007 were $53.6 million and $45.9 million, respectively. Corporate operating expenses include non-cash compensation expense for all equity grants denominated in IAC shares and in 2008 include expenses related to the Proposed Spin-Offs. Refer to the consolidated general and administrative expense discussion on page 33 for additional information.

        The Company expects corporate operating expenses to significantly increase in 2008 due to professional fees relating to, and charges associated with equity award modifications to be made in connection with, the Proposed Spin-Offs.

Retailing

	Three months ended March 31,
	2008	Growth	2007
	(Dollars in thousands)
Revenue	$676,886	2%	$666,705
Operating Income	$20,241	(42)%	$35,186
Operating Income Before Amortization	$26,213	(33)%	$39,384

        Revenue grew 2% to $676.9 million, primarily due to 9% growth at HSN, excluding America's Store, which ceased operations on April 3, 2007, partially offset by a decline of 7% at Catalogs. Online sales continued to grow at a double digit rate in the first quarter of 2008. HSN's revenue grew 5%, reflecting a 5% increase in average price point on comparable units shipped, partially offset by a 90 basis point increase in return rates. The increase in average price point is primarily due to a shift in sales mix from health & beauty to the home division (including electronics and cookware). During the quarter, HSN continued to improve sales efficiency and increased the number and spend of active customers. Catalogs revenue declined primarily due to a 4% decrease in units shipped and a 2% decrease in average price point. Catalogs, which is principally comprised of home and apparel merchandise, continues to be affected by the difficult retail environment.

        Operating Income Before Amortization decreased 33% to $26.2 million, primarily due to a 240 basis point decrease in gross margins and an increase of $2.6 million in bad debt expense. Operating Income Before Amortization at HSN declined 1% to $31.4 million, primarily driven by a decrease in gross margins of 140 basis points. Gross margins were adversely impacted by a shift in mix to lower gross margin products, primarily electronics and cookware, an increase of $4.3 million in shipping and handling costs and the effect of merchandise clearance and promotional pricing, partially offset by lower inventory reserves. The increase in bad debt expense is primarily due to increased Flexpay sales at HSN. Flexpay, which is offered exclusively through HSN, allows customers to pay for merchandise in interest free monthly payments over a 2-6 month period. Flexpay sales were 54% and 48% of total HSN net merchandise sales for the first quarter of 2008 and 2007, respectively. Operating Income Before Amortization at Catalogs declined from $7.7 million in 2007 to a loss of $5.2 million in 2008, primarily driven by a decrease in gross margins of 390 basis points reflecting a shift in mix to lower gross margin products in a highly promotional retail environment, partially offset by a 15% decline in circulation.

        Operating income decreased 42% to $20.2 million, primarily due to the decrease in Operating Income Before Amortization described above. Operating income of $27.6 million at HSN for 2008 reflects $3.7 million in amortization of non-cash marketing and amortization of intangibles of $0.1 million, a decrease of $1.5 million. Operating loss of $7.3 million at Catalogs for 2008 reflects amortization of intangibles of $2.1 million, a decrease of $0.4 million. The decrease in amortization of intangible at both HSN and Catalogs resulted from certain intangible assets being fully amortized in 2007.

        The disappointing results for the first quarter at the Catalogs business were due, in large part, to the continuing difficult macro environment for retailers, particularly in the home and apparel categories. The Company is taking actions in response to this environment, including reducing inventory purchases and capital and operating expenditures and revisiting merchandising and marketing, including catalog circulation, strategies. While we expect full year profitability at this business, we expect the remainder of 2008 to be challenging, with near term profit growth unlikely.

Ticketmaster

	Three months ended March 31,
	2008	Growth	2007
	(Dollars in thousands)
Revenue	$348,981	15%	$303,577
Operating Income	$51,025	(21)%	$64,783
Operating Income Before Amortization	$61,683	(14)%	$71,636

        Revenue grew 15% to $349.0 million, driven by increases in both domestic and international revenue as worldwide tickets sold increased 3% with a 7% increase in average revenue per ticket. Domestic revenue grew by 15% primarily due to contributions from Paciloan and TicketsNow, acquired in January and February 2008, respectively, as well as a 7% increase in average revenue per ticket and a 1% increase in the number of tickets sold. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees. International revenue grew by 16%, or 6% excluding the impact of foreign exchange, primarily due to increased revenue from Canada and Australia. Acquisitions contributed approximately $18.4 million to Ticketmaster's overall revenue growth in 2008.

        Operating Income Before Amortization decreased 14% to $61.7 million, despite the higher revenue noted above primarily due to increases in cost of sales, selling and marketing expense and general and administrative expense. The increase in cost of sales was driven primarily by increases of $12.7 million in ticketing royalties resulting from higher revenue and higher royalty rates, and $11.2 million in compensation and other employee related costs associated, in part, with a 22% increase in headcount. Selling and marketing expense increased by $12.2 million primarily due to increases of $8.2 million in advertising and promotional expenditures and $2.3 million in compensation and other employee related costs as Ticketmaster continues to build out its worldwide infrastructure. The increase in advertising and promotional expenditures is due in part to an increase in marketing efforts including resale ticket services such as ticket exchange. The increase in general and administrative expense is primarily due to an increase in compensation and other employee-related costs and a $1.5 million increase in professional fees. Contributing to the increase in cost of sales, selling and marketing expense and general and administrative expense is the impact of acquisitions not in the year ago period of $12.5 million, $4.7 million and $2.9 million, respectively.

        Operating income decreased 21% to $51.0 million, primarily due to the decrease in Operating Income Before Amortization described above and increases of $2.0 million in amortization of intangibles and $1.8 million in non-cash compensation expense.

        Ticketmaster has taken steps to replace the revenue it expects to lose upon the expiration of its contract with Live Nation, Inc. at the end of 2008. These include a number of discrete investments including new acquisitions, efforts to gain scale in the market for ticket resale services and adding resources into growth efforts internationally which come with up front costs. These continuing investments, as well as higher royalty rates and general cost increases, are expected to impact results throughout 2008, with a continuation of faster revenue growth than profit growth, though not to the extent seen in the first quarter.

LendingTree

	Three months ended March 31,
	2008	Growth	2007
	(Dollars in thousands)
Revenue:
Lending	$61,811	(38)%	$99,998
Real Estate	8,382	(37)%	13,231

Total	$70,193	(38)%	$113,229

	Three months ended March 31,
	2008	Growth	2007
	(Dollars in thousands)
Operating (Loss) Income:
Lending	$(3,658)	NM	$127
Real Estate	(5,042)	37%	(7,972)

Total	$(8,700)	(11)%	$(7,845)

	Three months ended March 31,
	2008	Growth	2007
	(Dollars in thousands)
Operating Income Before Amortization:
Lending	$(1,014)	NM	$3,113
Real Estate	(3,934)	40%	(6,557)

Total	$(4,948)	(44)%	$(3,444)

  Lending

        Revenue decreased 38% to $61.8 million, primarily due to fewer loans sold into the secondary market and fewer loans closed at the exchange. Lenders' continued narrow focus on traditional mortgage products contributed to lower close rates and a shift to lower margin products as compared to the prior year. Revenue from all home loan products declined with home equity loans, purchase mortgage revenue and refinance mortgage revenue declining 75%, 38% and 22%, respectively. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2008 decreased 42% to $4.3 billion. This includes refinance mortgages of $2.7 billion, purchase mortgages of $1.0 billion and home equity loans of $0.5 billion. The dollar value of closed loans in 2007 was $7.4 billion, including refinance mortgages of $4.1 billion, purchase mortgages of $1.8 billion and home equity loans of $1.3 billion.

        Operating Income Before Amortization decreased to a loss of $1.0 million, declining at a faster rate than revenue due to higher costs per loan sold resulting from lower close rates and stricter underwriting criteria, partially offset by decreases of $19.7 million in selling and marketing expense and $7.1 million in general and administrative expense. The decrease in selling and marketing expense is primarily due to a decrease of $20.7 million in advertising and promotional expenditures. In 2008, Lending experienced decreased spending of $11.0 million, $6.1 million and $4.1 million associated with online marketing and print and television advertising, respectively. General and administrative expense declined primarily due to a decrease of $6.5 million in compensation and other employee-related costs resulting from a reduction in workforce that occurred in 2007, subsequent to the first quarter, partially offset by charges, aggregating $3.1 million, associated with legal and regulatory costs and restructuring initiatives.

        Operating income decreased by $3.8 million to a loss of $3.7 million, primarily due to the decrease in Operating Income Before Amortization described above, partially offset by a decrease of $0.3 million in amortization of intangibles.

        As previously discussed, LendingTree has significantly reduced its mortgage origination operations in response to adverse mortgage market conditions. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, the decline in real estate values and a high rate of delinquency for existing mortgages. While the actions taken by LendingTree have narrowed losses as compared to the fourth quarter of 2007, no assurances can be made that additional changes will not be required. In addition, these actions will reduce or slow its ability to react to possible improvements in the market.

  Real Estate

        Revenue decreased 37% to $8.4 million, primarily due to the absence of revenue from the agent network business which ceased operations in December 2007 and fewer closings at the builder and broker networks. These decreases in revenue were partially offset by increased closings at the company owned brokerage business. The company owned brokerage business, now operating in 14 markets, grew revenue 38% during the first quarter of 2008.

        Operating Income Before Amortization loss and operating loss decreased 40% and 37%, respectively, to losses of $3.9 million and $5.0 million, respectively. Losses decreased primarily due to lower marketing expenses and lower administrative costs resulting in part from the restructuring of the business in 2007. Operating loss further benefited from a decrease in amortization of intangibles.

Interval

	Three months ended March 31,
	2008	Growth	2007
	(Dollars in thousands)
Revenue	$115,937	34%	$86,433
Operating Income	$40,791	25%	$32,563
Operating Income Before Amortization	$47,296	22%	$38,868

        Revenue grew 34% to $115.9 million, primarily due to the acquisition of ResortQuest Hawaii on May 31, 2007, which contributed $19.1 million to Interval's revenue in the first quarter of 2008. Excluding ResortQuest Hawaii, revenue grew 12%. This was driven by a 13% growth in revenue from confirmed vacations and a 9% increase in membership revenue. Confirmed vacations revenue increased due to a 6% increase in volume as well as a higher average fee compared to the prior year period. Membership revenue grew due to a 4% increase in active members in addition to an increase in average fee. Total active members increased by 0.1 million from 2007 to approximately 2.0 million.

        Operating Income Before Amortization and operating income increased 22% and 25%, respectively, to $47.3 million and $40.8 million, respectively, growing at a slower rate than revenue due primarily to the inclusion of the results of ResortQuest Hawaii in 2008.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2008, the Company had $1.2 billion of cash and cash equivalents and restricted cash and cash equivalents and $169.3 million of marketable securities, including $338.9 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

        During the three months ended March 31, 2008 and 2007, IAC purchased 6.0 million and 7.6 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $145.6 million and $288.2 million, respectively. In 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares of IAC common stock of which 44.8 million shares remain at April 25, 2008. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $148.7 million and $31.6 million in 2008 and 2007, respectively. The increase of $117.1 million in net cash provided by operating activities reflects lower cash taxes paid of $68.5 million, an increase in accounts payable of $50.1 million and an increase in net proceeds from sales of loans held for sale of $33.3 million, partially offset by a decreased contribution from Ticketmaster client funds of $24.4 million which is primarily due to timing of settlements with clients. The increase in accounts payable is primarily due to efforts to aggressively manage working capital. During 2008, inventory increased by $19.4 million to $351.4 million from $332.0 million at December 31, 2007, primarily due to lower than anticipated sales at the Catalogs business.

        Net cash used in investing activities attributable to continuing operations in 2008 of $353.8 million primarily resulted from acquisitions, net of cash acquired, of $414.2 million, an increase in long-term investments of $48.5 million and capital expenditures of $36.5 million, partially offset by the net proceeds of $145.1 million related to the purchases, sales and maturities of marketable securities. Acquisitions, net of cash acquired in 2008 primarily relate to the acquisitions of Paciolan, TicketsNow and GET ME IN! Ltd. The increase in long-term investments is primarily due to the Company's equity investment in The HealthCentral Network. Net cash provided by investing activities attributable to continuing operations in 2007 of $11.0 million primarily resulted from the net proceeds of $117.1 million related to the purchases, sales and maturities of marketable securities, partially offset by acquisitions, net of cash acquired, of $54.6 million and capital expenditures of $51.4 million.

        Net cash used in financing activities attributable to continuing operations in 2008 of $159.6 million was primarily due to the purchase of treasury stock of $145.6 million and principal payments on long-term obligations of $20.4 million. Net cash used in financing activities attributable to continuing operations in 2007 of $259.7 million was primarily due to the purchase of treasury stock in the amount of $322.6 million, partially offset by net borrowings under various lines of credit of $62.4 million at LendingTree Loans. The net borrowings under various lines of credit is directly related to the net origination of loans held for sale included within cash flows from operating activities.

        Net cash provided by discontinued operations in 2008 of $0.7 million relates primarily to the operations of iBuy. Net cash provided by discontinued operations in 2007 of $6.4 million relates primarily to the operations of HSE. The Company does not expect future cash flows associated with existing discontinued operations to be material.

        As of March 31, 2008, the Company had $943.4 million in short and long-term obligations, of which $93.4 million, consisting primarily of various lines of credit and the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"), are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013 (the "2002 Senior Notes") and the

Liberty Bonds due September 1, 2035. Interest on the Liberty Bonds is payable at a rate of 5% per annum.

        As of March 31, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million expires on October 31, 2008, and another $50 million set to expire on the earlier of sixty days prior to the Proposed Spin-Offs or January 24, 2009 and an uncommitted line of credit of $150 million. The committed line of credit that expires sixty days prior to the Proposed Spin-Offs or January 24, 2009 can be cancelled at the option of the lender without default upon sixty days notice. LendingTree Loans is highly dependent on the availability of credit to finance its operations. Its inability to renew or replace existing facilities upon expiration or termination, which could be impacted by continuing disruptions in the credit market, would adversely impact its results of operations and financial condition. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 75 to 140 basis points, but may be higher under certain circumstances. At March 31, 2008 there was $78.7 million outstanding under the committed lines of credit. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) positive pre-tax net income on a quarterly basis. During the first quarter of 2008, LendingTree Loans was in compliance with all covenants. Borrowings under all of LendingTree Loans' lines of credit are non-recourse to IAC and LendingTree.

        In connection with the IAC Search & Media acquisition, IAC guaranteed $115 million principal amount of the Convertible Notes, which are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share, subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During 2008, there were no conversions. The Convertible Notes are due on June 1, 2008 and the remaining outstanding principal amount at March 31, 2008 is $12.3 million.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions which could result in the reduction of its cash balance or the incurrence of debt. The Company expects that 2008 capital expenditures will be approximately the same as in 2007.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(In thousands)
Contractual Obligations(a)
Short and long term obligations(b)	$1,292,003	$140,097	$102,723	$111,414	$937,769
Capital lease obligations	4,541	2,304	2,237	—	—
Purchase obligations(c)	237,345	79,858	119,694	33,331	4,462
Operating leases	632,519	87,858	131,379	102,826	310,456

Total contractual cash obligations	$2,166,408	$310,117	$356,033	$247,571	$1,252,687

(a)
At March 31, 2008, the Company has recorded approximately $272.6 million of unrecognized tax benefits which included accrued interest of $43.0 million. This amount includes approximately $80.5 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at March 31, 2008.

(c)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

Seasonality

        The Company's consolidated results are weighted to the second half of the year, particularly in the fourth quarter, as a result of the seasonal nature of Retailing and the Entertainment segment.

        The seasonality related to certain of the individual segments is as follows:

        Seasonality impacts Retailing, with sales highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

        Lending and Real Estate revenue is subject to the seasonal and cyclical trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values.

        In IAC's Media & Advertising segment, search queries and revenue tend to be strongest in the fourth quarter when seasonality in the retail industry may affect the prices advertisers are willing to pay for online inventory and keywords.

        Revenue at Interval is influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest bookings and the fourth quarter generally experiencing weaker bookings.

        Entertainment's revenue is significantly seasonal with the majority of the company's revenue and all of its profits earned in the fourth quarter.

Recent Accounting Pronouncements

        Refer to Note 2 to the consolidated financial statements for a description of recent accounting pronouncements.

IAC'S PRINCIPLES OF FINANCIAL REPORTING

        IAC reports Operating Income Before Amortization as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We provide and encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which we discuss below.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At March 31, 2008, there was approximately $40.5 million of NBC Universal Advertising credits available for use.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by business and to net earnings available to common shareholders in total for the three months ended March 31, 2008 and 2007, see Note 5 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio, loans held for sale, long-term debt, including the current portion thereof, and LendingTree Loans' lines of credit.

  Investment Portfolio

        The Company invests its excess cash in certain cash equivalents and marketable securities, which consist primarily of money market instruments and short-to-intermediate-term debt securities issued by the U.S. government, U.S. governmental agencies and municipalities, and foreign sovereignties and investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and a new cost basis in the investment is established.

        Based on the Company's total debt investment securities as of March 31, 2008, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $2.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.2 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Loans Held for Sale

        LendingTree Loans' mortgage banking operations expose the Company to interest rate risk for loans originated until those loans are sold in the secondary market ("loans held for sale"). The fair value of loans held for sale is subject to change primarily due to changes in market interest rates. LendingTree Loans hedges the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into derivatives for risk management purposes, effective April 1, 2007 management determined these derivative instruments would no longer qualify for the hedge accounting provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. In 2008, the Company recognized losses of less than $0.1 million related to the changes in fair value of derivative instruments related to loans held for sale.

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

        On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). Prior to the adoption of SFAS 157 the recognition of gains and losses at the inception of a derivative contract were prohibited unless the fair value of the contract was evidenced by a quoted price in an active market. As no active market exists for IRLCs, such day one gains and losses were not recognized until the related loan was sold. Prior to January 1, 2008, guidance also prohibited including the value of servicing the loan in calculating the fair value of an IRLC. Such guidance was rescinded by Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of IRLCs. The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, in 2008 resulted in gains of $14.8 million which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of March 31, 2008, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.1 million. As of March 31, 2008, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.8 million.

  Long-term Debt, including current maturities

        At March 31, 2008, the Company's outstanding debt approximated $943.4 million, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses interest rate swaps to hedge a portion of this interest rate exposure. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of December 31, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and the balance of $350 million has been swapped to floating interest rates based on a spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at March 31, 2008 resulted in gains of $17.8 million which have been entirely offset by corresponding losses attributable to the fair value of our fixed rate debt.

        The majority of the Company's outstanding fixed-rate debt at March 31, 2008 relates to the $750 million outstanding under the 2002 Senior Notes, the $80 million outstanding under the Liberty Bonds and the $12.3 million outstanding under the Convertible Notes. Excluding the $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $27.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        The Company formally designates and documents all hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transaction and the method of assessing ongoing effectiveness.

Equity Price Risk

        As part of the consideration for the sale of HSE on June 19, 2007, IAC received from Arcandor AG ("ARO") approximately 5.5 million shares of ARO stock (the "ARO Shares") valued at €141 million, plus additional consideration in the form of a contingent value right ("CVR"). The CVR has value of up to €54 million within three years. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made. The CVR is maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income. During the three months ended March 31, 2008 the change in the fair value of the CVR resulted in a gain of $4.3 million which was recognized in current earnings. IAC's investment in the ARO Shares is accounted for as an available-for-sale marketable equity security under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and at March 31, 2008 is valued at €69.3 million or $109.5 million. In accordance with SFAS 115, the unrealized loss associated with the ARO Shares of $63.4 million (which is net of deferred taxes) is included in other comprehensive income, a separate component of shareholder's equity, rather than in the statement of operations, in the accompanying consolidated financial statements. The severity of the unrealized loss (fair value is approximately 50% less than cost) and duration of the unrealized loss (less than 10 months) are consistent with the weak and adverse conditions affecting the market in which ARO operates. The Company has evaluated the prospects of ARO in relation to the severity and duration of the unrealized loss and the Company's ability and intent to hold the ARO Shares for a period of time sufficient for an expected recovery of fair value which is influenced, in part, by the June 2010 maturity of the related CVR. Based upon this evaluation, the Company does not consider the unrealized loss related to the ARO Shares to be other-than-temporary.

        Following the Expedia spin-off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are maintained at fair value each reporting period, and the changes in fair values, which are based upon changes in both IAC common stock and Expedia common stock, are recognized in current earnings as a component of other income. The net fair value adjustments recognized in current earnings during the three months ended March 31, 2008 was a gain of $2.3 million.

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

        Foreign exchange gains and losses were not material to the Company's earnings in 2008 and 2007. However, the Company periodically reviews its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

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

Recent Litigation between IAC and Liberty Media Corporation

        As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2007, as amended, on January 23, 2008, IAC and Barry Diller commenced an action in Delaware Chancery Court against Liberty Media Corporation ("Liberty"), seeking declaratory relief that, among other things, (i) the Company's announced plan to spin off certain of its operating businesses into separate, publicly traded companies, as well as the implementation of a single-class voting structure of those companies, are proper under IAC's certificate of incorporation and bylaws, as well as under the existing Governance Agreement among IAC, Liberty, and Mr. Diller and the existing Stockholders Agreement between Liberty and Mr. Diller; (ii) Mr. Diller may exercise his proxy under the Stockholders Agreement to vote Liberty's IAC shares in connection with the Proposed Spin-Offs; and (iii) the Proposed Spin-Offs, including the contemplated single-class voting structure, do not violate any fiduciary duties owed by Mr. Diller or any other IAC director. See IAC/InterActiveCorp et ano. v. Liberty Media Corp., C.A. No. 3486 (Del. Ch. Ct).

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

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, including the pending spin-off transactions, anticipated trends and prospects in the various industries in which IAC's businesses operate and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: changes in economic conditions generally or in any of the markets or industries in which IAC's businesses operate, changes in senior management at IAC and/or its businesses, risks related to the contemplated spin-off transactions and related matters, including, among other, increased demands on senior management at IAC and its businesses, the rate of online migration in the various markets and industries in which IAC's businesses operate, technological changes, regulatory changes, changes in the interest rate environment or overall credit markets, a continuing or accelerating slowdown in the domestic housing market, increased credit losses relating to certain underperforming loans sold into the secondary market, effectiveness of hedging activities, changes affecting distribution channels, failure to comply with existing laws, the ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in product delivery costs, changes in the advertising market and the ability of IAC to expand successfully in international markets. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2007. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales and Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
January 2008	6,000,000	$24.25	6,000,000	44,838,493
February 2008	—	—	—	44,838,493
March 2008	—	—	—	44,838,493

Total	6,000,000	$24.25	6,000,000	44,838,493

(1)
Reflects the price paid per share of IAC common stock (exclusive of brokers' fees).

(2)
Reflects repurchases made pursuant to a repurchase authorization previously announced in October 2006 (footnote 3 below).

(3)
In October 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to IAC's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to IAC's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3	Amended and Restated ByLaws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
10.1*†	Form of Terms and Conditions for 2008 Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.
10.2*†	Employment Agreement, between Douglas R. Lebda and IAC/InterActiveCorp, dated as of January 7, 2008.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith.

††
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2008

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY
Thomas J. McInerney Executive Vice President and Chief Financial Officer
Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	May 7, 2008

QuickLinks

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