Form 10-K/A
period 2007-12-31
IAC/INTERACTIVECORP
filed 2008-06-27
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on June 27, 2008

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

EXPLANATORY NOTE

        The Registrant hereby amends and restates the Exhibit Index set forth under "Item 15. Exhibits and Financial Statement Schedules" contained in IAC/InterActiveCorp's Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Amendment No. 1 thereto (the "Original Form 10-K"). This Amendment No. 2 on Form 10-K/A to the Original Form 10-K is being filed to reflect the filing of Rule 3-09 financial statements of a certain equity investment (the "Rule 3-09 Financial Statements") as an exhibit. The Rule 3-09 Financial Statements were prepared and provided to the Registrant by the equity investee. The Registrant did not provide any information (financial or otherwise) in connection with the preparation of the Rule 3-09 Financial Statements.

        This Amendment No. 2 only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.

2

TABLE OF CONTENTS

PART IV
Item 15.	Exhibits and Financial Statement Schedules

3

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(3) Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
23.2†	Consent of KPMG AZSA & Co.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Financial Statements of Jupiter Shop Channel Co., Ltd. for the years ended December 31, 2007, 2006 and 2005.

†
Filed herewith.

††
Furnished herewith.

4

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

June 27, 2008	IAC/INTERACTIVECORP
	By:	/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman Senior Vice President and Controller (Chief Accounting Officer)

5

QuickLinks

EXPLANATORY NOTE
TABLE OF CONTENTS
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES