Form 10-Q
period 2008-06-30
IAC/INTERACTIVECORP
filed 2008-08-06
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 6, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of July 25, 2008, the following shares of the Registrant's common stock were outstanding:

Common Stock, including 200,000 shares of restricted stock	254,215,899
Class B Common Stock	25,599,998

Total outstanding Common Stock	279,815,897

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 25, 2008 was $3,326,543,174. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

 PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	(In thousands, except per share data)
Product sales	$725,877	$703,053	$1,428,675	$1,389,133
Service revenue	869,454	788,982	1,748,273	1,572,607

Net revenue	1,595,331	1,492,035	3,176,948	2,961,740
Cost of sales—product sales (exclusive of depreciation shown separately below)	466,307	436,306	925,838	868,221
Cost of sales—service revenue (exclusive of depreciation shown separately below)	403,484	342,978	801,469	677,633

Gross profit	725,540	712,751	1,449,641	1,415,886
Selling and marketing expense	321,725	329,586	639,784	641,826
General and administrative expense	226,164	197,827	437,202	392,532
Other operating expense	28,191	27,738	61,964	57,937
Amortization of non-cash marketing	3,617	23,951	10,128	24,458
Amortization of intangibles	142,985	29,696	172,258	59,240
Depreciation	42,845	37,315	84,195	73,800
Goodwill impairment	354,005	—	354,005	—

Operating (loss) income	(393,992)	66,638	(309,895)	166,093
Other income (expense):
Interest income	8,064	18,534	18,493	37,750
Interest expense	(14,526)	(15,599)	(27,377)	(30,613)
Equity in income of unconsolidated affiliates	4,980	6,636	11,425	14,483
Other (expense) income	(99,068)	6,969	(87,012)	7,650

Total other (expense) income, net	(100,550)	16,540	(84,471)	29,270

(Loss) earnings from continuing operations before income taxes and minority interest	(494,542)	83,178	(394,366)	195,363
Income tax benefit (provision)	49,514	(28,928)	7,516	(71,258)
Minority interest in losses of consolidated subsidiaries	1,367	353	2,262	240

(Loss) earnings from continuing operations	(443,661)	54,603	(384,588)	124,345
Gain on sale of discontinued operations, net of tax	22,547	35,081	22,547	35,081
(Loss) income from discontinued operations, net of tax	(483)	4,919	(6,740)	(4,073)

Net (loss) earnings available to common shareholders	$(421,597)	$94,603	$(368,781)	$155,353

(Loss) earnings per share from continuing operations:
Basic (loss) earnings per share	$(1.59)	$0.19	$(1.38)	$0.43
Diluted (loss) earnings per share	$(1.59)	$0.18	$(1.38)	$0.41
Net (loss) earnings per share available to common shareholders:
Basic (loss) earnings per share	$(1.51)	$0.33	$(1.32)	$0.54
Diluted (loss) earnings per share	$(1.51)	$0.31	$(1.32)	$0.51

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,431,991	$1,585,302
Restricted cash and cash equivalents	9,331	23,701
Marketable securities	143,391	326,788
Accounts receivable, net of allowance of $30,702 and $19,845, respectively	427,693	470,894
Loans held for sale	87,310	86,754
Inventories	348,303	324,845
Deferred income taxes	94,704	95,263
Prepaid and other current assets	284,106	512,690

Total current assets	2,826,829	3,426,237
Property and equipment, net	655,695	641,697
Goodwill	6,415,138	6,453,664
Intangible assets, net	1,343,628	1,363,237
Long-term investments	433,845	450,318
Other non-current assets	353,164	255,649

TOTAL ASSETS	$12,028,299	$12,590,802

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term obligations and short-term borrowings	$77,773	$111,857
Accounts payable, trade	266,254	275,220
Accounts payable, client accounts	478,000	413,070
Deferred revenue	190,073	168,932
Income taxes payable	14,249	19,509
Accrued expenses and other current liabilities	569,924	745,645

Total current liabilities	1,596,273	1,734,233
Long-term obligations, net of current maturities	835,199	834,566
Income taxes payable	263,430	265,962
Other long-term liabilities	177,592	169,490
Deferred income taxes	926,861	962,408
Minority interest	39,445	40,481
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 758 shares issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 418,797,948 and 417,077,599 shares, respectively, and outstanding 253,983,184 and 258,262,835 shares, respectively, including 200,000 shares of restricted stock	419	417
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 32,314,998 shares and outstanding 25,599,998 shares	32	32
Additional paid-in capital	14,807,363	14,744,318
Retained earnings	199,039	567,820
Accumulated other comprehensive income	96,975	39,814
Treasury stock 164,814,764 and 158,814,764 shares, respectively	(6,914,329)	(6,768,739)

Total shareholders' equity	8,189,499	8,583,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,028,299	$12,590,802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

						Class B Convertible Common Stock $.001 Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value
										Accum Other Comp. Income
								Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2007	$8,583,662	$—	1	$417	417,077	$32	32,315	$14,744,318	$567,820	$39,814	$(6,768,739)
Comprehensive loss:
Net loss for the six months ended June 30, 2008	(368,781)	—	—	—	—	—	—	—	(368,781)	—	—
Foreign currency translation	11,908	—	—	—	—	—	—	—	—	11,908	—
Unrealized losses on available-for-sale securities	(805)	—	—	—	—	—	—	—	—	(805)	—
Unrealized losses recognized into earnings in connection with the impairment of available-for-sale securities	46,058	—	—	—	—	—	—	—	—	46,058	—

Comprehensive loss	(311,620)

Non-cash compensation expense	59,695	—	—	—	—	—	—	59,695	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(4,312)	—	—	1	1,258	—	—	(4,313)	—	—	—
Income tax benefit related to the exercise of stock options and vesting of restricted stock units	(3,185)	—	—	—	—	—	—	(3,185)	—	—	—
Issuance of common stock upon conversion of convertible notes	10,849	—	—	1	463	—	—	10,848	—	—	—
Purchase of treasury stock	(145,590)	—	—	—	—	—	—	—	—	—	(145,590)

Balance as of June 30, 2008	$8,189,499	$—	1	$419	418,798	$32	32,315	$14,807,363	$199,039	$96,975	$(6,914,329)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
		(Restated)
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings available to common shareholders	$(368,781)	$155,353
Less: income from discontinued operations, net of tax	(15,807)	(31,008)

(Loss) earnings from continuing operations	(384,588)	124,345
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	256,453	133,040
Goodwill impairment	354,005	—
Impairment of available-for-sale securities	132,587	—
Non-cash compensation expense	61,939	50,759
Amortization of cable distribution fees	2,114	2,452
Amortization of non-cash marketing	10,128	24,458
Deferred income taxes	(102,023)	(6,802)
Gain on sales of loans held for sale	(47,416)	(95,704)
Equity in income of unconsolidated affiliates, net of dividends	(7,936)	(9,130)
Minority interest in losses of consolidated subsidiaries	(2,262)	(240)
Changes in current assets and liabilities:
Accounts receivable	48,791	17,837
Origination of loans held for sale	(1,248,737)	(3,820,710)
Proceeds from sales of loans held for sale	1,293,040	4,040,954
Inventories	(18,407)	(21,712)
Prepaid and other current assets	(16,869)	(6,978)
Accounts payable, income taxes payable and other current liabilities	(27,640)	(70,546)
Deferred revenue	17,468	20,407
Funds collected by Ticketmaster on behalf of clients, net	42,532	32,376
Other, net	(31,835)	14,899

Net cash provided by operating activities attributable to continuing operations	331,344	429,705

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(427,380)	(185,506)
Capital expenditures	(82,833)	(103,053)
Purchases of marketable securities	(84,670)	(525,558)
Proceeds from sales and maturities of marketable securities	254,664	646,488
Proceeds from sales of long-term investments	60,945	—
Increase in long-term investments	(59,163)	(221,610)
Proceeds from sale of discontinued operation	32,877	—
Other, net	(5,881)	14,643

Net cash used in investing activities attributable to continuing operations	(311,441)	(374,596)

Cash flows from financing activities attributable to continuing operations:
Borrowing under lines of credit	1,142,343	3,719,453
Repayments of lines of credit	(1,146,336)	(3,845,350)
Principal payments on long-term obligations	(21,040)	(20,059)
Purchase of treasury stock	(145,590)	(322,577)
Issuance of common stock, net of withholding taxes	(4,312)	20,730
Excess tax benefits from stock-based awards	966	11,240
Other, net	12,362	(1,612)

Net cash used in financing activities attributable to continuing operations	(161,607)	(438,175)

Total cash used in continuing operations	(141,704)	(383,066)

Net cash used in operating activities attributable to discontinued operations	(24,375)	(25,050)
Net cash used in investing activities attributable to discontinued operations	(1,313)	(2,036)
Net cash used in financing activities attributable to discontinued operations	—	(459)

Total cash used in discontinued operations	(25,688)	(27,545)
Effect of exchange rate changes on cash and cash equivalents	14,081	8,170

Net decrease in cash and cash equivalents	(153,311)	(402,441)
Cash and cash equivalents at beginning of period	1,585,302	1,428,140

Cash and cash equivalents at end of period	$1,431,991	$1,025,699

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
  the Match and ServiceMagic segments;

  •
  the businesses currently comprising its Emerging Businesses group, including Shoebuy and ReserveAmerica, which were formerly included in the Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, Inc. ("HSNi"), which is expected to include HSN TV, HSN.com, and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Ticketmaster, which is expected to include its primary domestic and international operations as well as certain investments in unconsolidated affiliates;

  •
  Interval Leisure Group, Inc. ("ILG"), which is expected to include the businesses currently comprising the Interval segment; and

  •
  Tree.com, Inc. ("Tree.com"), which is expected to include the businesses currently comprising the Lending and Real Estate segments.

        In this report, we refer to this transaction as the "Proposed Spin-Offs." The Proposed Spin-Offs are subject to a number of conditions, including, among others, final approval of the transaction specifics by the Company's Board of Directors, confirmation regarding the tax-free nature of the transaction, and the filing and effectiveness of registration statements with the Securities and Exchange Commission (the "SEC"). The Proposed Spin-Offs are expected to be completed in the third quarter of 2008. Upon completion of the Proposed Spin-Offs, IAC would have no ownership interest in HSNi, Ticketmaster, ILG and Tree.com.

        During the first quarter of 2008, in contemplation of the Proposed Spin-Offs, IAC reorganized its Retailing, Ticketmaster and Emerging Businesses reporting segments. Shoebuy and ReserveAmerica, which were previously included in the Retailing and Ticketmaster reporting segments, respectively, are now included in the Emerging Businesses segment. Information for all prior periods has been restated for comparative purposes. In addition, the goodwill related to Shoebuy and ReserveAmerica has been reflected in Emerging Businesses for all periods presented. The entities that are expected to comprise IAC after the completion of the Proposed Spin-Offs are referred to collectively herein as "New IAC." IAC's Retailing, Interval and LendingTree reporting segments have been renamed HSNi, ILG and Tree.com, respectively.

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

        Significant estimates underlying the accompanying consolidated financial statements include: inventory reserves; sales returns and other revenue allowances; recovery of marketable securities; the allowance for doubtful accounts; reserves for losses associated with loans held for sale and loans that have been previously sold; recoverability of long-lived assets; recovery of goodwill and intangibles; income taxes payable and deferred income taxes, including related valuation allowances; various other allowances, reserves and accruals; and assumptions related to the determination of stock based compensation.

Goodwill and Indefinite Lived Intangible Assets

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The impairment test for indefinite lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the indefinite lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite lived intangible assets are determined using a DCF valuation analysis. Common among such approaches is the "relief from royalty" methodology, which is the principal method used by the Company in estimating the fair value of its trade names and trademarks. Significant judgments inherent in this analysis include the determination of royalty rates, discount rates and the terminal growth rates.

        Goodwill and indefinite lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances.

Long-term Investments

        On June 19, 2007, as part of the consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated TV station HSE 24 ("HSE") to Arcandor AG ("ARO"), IAC received approximately 5.5 million shares of ARO stock (the "ARO Shares") valued at €141 million or $190.1 million plus additional consideration in the form of a contingent value right ("CVR"). The CVR has a value of up to €54 million within three years. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made. The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income in the consolidated statement of operations each period. During the three and six months ended June 30, 2008, the change in the fair value of the CVR resulted in gains of $6.6 million and $10.9 million, respectively, which were recognized in current earnings. During the three and six months ended June 30, 2007, the change in the fair value of the CVR resulted in a gain of $1.9 million, which was recognized in current earnings. The CVR was valued at $69.7 million at June 30, 2008 and $54.7 million at December 31, 2007. The ARO stock is an available-for-sale marketable security that is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is included in "Long-term investments" in the accompanying consolidated balance sheets, with a carrying value of $63.8 million at June 30, 2008 and $130.8 million at December 31, 2007. During the second quarter of 2008, the Company concluded that the decline in price of the ARO Shares was other-than-temporary and thus recorded a $132.6 million impairment charge that is included in "Other (expense) income" in the accompanying consolidated statement of operations. The loss was determined to be other-than-temporary due to (1) the significant, 72% decline in the ARO stock price from €25.90 at June 19, 2007 to €7.38 at June 30, 2008, and the duration of the decline in the ARO stock price and (2) the Company's assessment of the near-to-medium term prospects for a recovery to levels proximate to the initial carrying value of the ARO Shares.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently assessing the impact of the adoption of SFAS No. 141R on its consolidated financial position, results of operations and cash flows.

Reclassifications

        The accompanying consolidated balance sheet at December 31, 2007 and statements of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 have been reclassified to present Entertainment Publications, Inc. ("EPI"), which was previously reported in IAC's Entertainment segment, as a discontinued operation. In addition, certain other prior period amounts have been reclassified to conform with the current year presentation.

Restatement of Prior Period Consolidated Financial Statements

        Prior to the fourth quarter 2007, ILG improperly recorded deferred revenue and certain related direct costs. The error was due primarily to the recognition of membership renewal revenue beginning in the month a member renewed its membership rather than beginning with the actual start date of the renewal period. The Company has restated its consolidated statements of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statement of Operations for the Three Months Ended June 30, 2007:

	As Originally Reported(a)	Effect of Restatement	As Restated
	(In thousands)
Service revenue	$791,593	$(2,611)	$788,982
Net revenue	1,494,646	(2,611)	1,492,035
Cost of sales—service revenue	343,409	(431)	342,978
Gross profit	714,931	(2,180)	712,751
Operating income	68,818	(2,180)	66,638
Earnings from continuing operations before income taxes and minority interest	85,358	(2,180)	83,178
Income tax provision	(29,739)	811	(28,928)
Earnings from continuing operations	55,972	(1,369)	54,603
Net earnings available to common shareholders	95,972	(1,369)	94,603
Earnings per share from continuing operations:
Basic earnings per share	0.19	0.00	0.19
Diluted earnings per share	0.18	0.00	0.18
Net earnings per share available to common shareholders:
Basic earnings per share	0.33	0.00	0.33
Diluted earnings per share	0.32	(0.01)	0.31

Consolidated Statement of Operations for the Six Months Ended June 30, 2007:

	As Originally Reported(a)	Effect of Restatement	As Restated
	(In thousands)
Service revenue	$1,577,768	$(5,161)	$1,572,607
Net revenue	2,966,901	(5,161)	2,961,740
Cost of sales—service revenue	678,477	(844)	677,633
Gross profit	1,420,203	(4,317)	1,415,886
Operating income	170,410	(4,317)	166,093
Earnings from continuing operations before income taxes and minority interest	199,680	(4,317)	195,363
Income tax provision	(72,865)	1,607	(71,258)
Earnings from continuing operations	127,055	(2,710)	124,345
Net earnings available to common shareholders	158,063	(2,710)	155,353
Earnings per share from continuing operations:
Basic earnings per share	0.44	(0.01)	0.43
Diluted earnings per share	0.42	(0.01)	0.41
Net earnings per share available to common shareholders:
Basic earnings per share	0.55	(0.01)	0.54
Diluted earnings per share	0.52	(0.01)	0.51

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007:

	As Originally Reported(a)	Effect of Restatement	As Restated
	(In thousands)
Earnings from continuing operations	$127,055	$(2,710)	$124,345
Deferred income taxes	(6,356)	(446)	(6,802)
Change in accounts payable, income taxes payable and other current liabilities	(69,385)	(1,161)	(70,546)
Change in deferred revenue	16,090	4,317	20,407

(a)
The reclassification to present EPI as a discontinued operation is reflected in the balances as originally reported.

Other

        Effective April 1, 2007, the Company began to capitalize and amortize the costs associated with certain arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable search toolbars associated with the Company's Media & Advertising businesses. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred. For fees paid prior to April 1, 2007, such benefit or period could not be reasonably estimated and the fees were charged to expense as incurred. The effect of capitalizing and amortizing these costs was to reduce expense by $5.2 million and $7.0 million in the six months ended June 30, 2008 and 2007, respectively.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        In the second quarter of 2008, the Company recorded impairment charges related to the goodwill and indefinite-lived intangible assets of HSNi of $221.5 million and $78.5 million, respectively, and $132.5 million and $33.4 million, respectively, related to Tree.com. The charges related to the impairment of intangible assets are included in amortization of intangibles in the accompanying consolidated statements of operations.

        The impairments at HSNi were recorded at its Cornerstone reporting unit and are due, in part, to the significant deterioration in the macro economic environment for retailers, particularly in the home and apparel categories (which are Cornerstone's primary markets), the negative impact of this environment on Cornerstone's performance and the related reduction in market valuations for retailers. The effect of these market conditions has been exacerbated by execution issues and turnover of management of certain catalogs within Cornerstone.

        The impairments at Tree.com resulted from the Company's most recent reassessment of the likely future profitability of Lending and Real Estate in light of the persistent adverse mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

mortgages. The Company updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the second quarter of 2008 and quantified these considerations in Tree.com's future forecasted results.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Goodwill	$6,415,138	$6,453,664
Intangible assets with indefinite lives	956,475	1,068,328
Intangible assets with definite lives, net	387,153	294,909

Total goodwill and intangible assets, net	$7,758,766	$7,816,901

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At June 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$319,011	$(267,770)	$51,241	6.8
Distribution agreements	198,891	(192,028)	6,863	4.0
Technology	228,821	(160,458)	68,363	4.3
Customer lists	238,586	(140,437)	98,149	7.5
Merchandise agreements	33,257	(33,257)	—	4.7
Other	232,557	(70,020)	162,537	9.2

Total	$1,251,123	$(863,970)	$387,153

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Purchase agreements	$316,427	$(246,718)	$69,709	6.8
Distribution agreements	198,097	(188,774)	9,323	4.0
Technology	204,238	(145,233)	59,005	4.5
Customer lists	200,390	(124,023)	76,367	7.7
Merchandise agreements	33,257	(33,257)	—	4.7
Other	143,192	(62,687)	80,505	7.9

Total	$1,095,601	$(800,692)	$294,909

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2007 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2008	$91,226
2009	69,074
2010	45,689
2011	29,458
2012	22,739
2013 and thereafter	36,723

$294,909

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the six months ended June 30, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Impairments	Foreign Exchange Translation	Balance as of June 30, 2008
New IAC:
Media & Advertising	$1,361,914	$11,605	$(281)	$—	$(4)	$1,373,234
Match	233,397	—	—	—	3,374	236,771
ServiceMagic	99,641	—	—	—	—	99,641
Emerging Businesses	128,827	4,703	—	—	(352)	133,178

Total New IAC	1,823,779	16,308	(281)	—	3,018	1,842,824
HSNi	2,882,992	—	(60)	(221,500)	—	2,661,432
Ticketmaster	1,090,418	292,815	(26)	—	5,015	1,388,222
Tree.com:
Lending	71,850	—	(308)	(71,542)	—	—
Real Estate	70,265	—	(17)	(60,963)	—	9,285

Total Tree.com	142,115	—	(325)	(132,505)	—	9,285
ILG	514,360	—	(985)	—	—	513,375

Total	$6,453,664	$309,123	$(1,677)	$(354,005)	$8,033	$6,415,138

        Additions at Ticketmaster principally relate to the acquisitions of TicketsNow, Paciolan and GET ME IN! LTD. The additions at Media & Advertising also principally relate to acquisitions. The impairments are described above.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Computer equipment and capitalized software	$875,152	$800,486
Buildings and leasehold improvements	327,881	315,594
Furniture and other equipment	138,691	131,996
Projects in progress	68,865	81,507
Land	19,364	19,395

	1,429,953	1,348,978
Less: accumulated depreciation and amortization	(774,258)	(707,281)

Total property and equipment, net	$655,695	$641,697

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
New IAC:
Media & Advertising	$186,325	$174,023	$401,863	$342,077
Match	93,282	86,601	183,818	169,002
ServiceMagic	35,871	25,268	64,819	46,862
Emerging Businesses	48,538	34,585	92,301	63,022
Intercompany elimination	(9,602)	(1,587)	(17,328)	(2,077)

Total New IAC	354,414	318,890	725,473	618,886
HSNi	695,826	681,506	1,372,712	1,348,211
Ticketmaster	382,369	293,416	731,350	596,993
Tree.com:
Lending	49,768	98,604	111,579	198,602
Real Estate	10,215	15,358	18,597	28,589

Total Tree.com	59,983	113,962	130,176	227,191
ILG	103,184	85,885	219,121	172,318
Intercompany elimination	(445)	(1,624)	(1,884)	(1,859)

Total	$1,595,331	$1,492,035	$3,176,948	$2,961,740

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Operating Income (Loss):
New IAC:
Media & Advertising	$29,761	$(10,702)	$60,699	$(191)
Match	19,626	12,147	26,762	20,331
ServiceMagic	8,906	6,177	14,516	11,477
Emerging Businesses	(9,131)	4,567	(18,078)	922
Corporate	(67,607)	(48,070)	(121,604)	(93,652)

Total New IAC	(18,445)	(35,881)	(37,705)	(61,113)
HSNi	(271,837)	34,821	(251,596)	70,007
Ticketmaster	44,845	49,962	95,870	114,745
Tree.com:
Lending	(111,087)	(1,312)	(114,745)	(1,185)
Real Estate	(65,639)	(8,734)	(70,681)	(16,706)

Total Tree.com	(176,726)	(10,046)	(185,426)	(17,891)
ILG	28,171	27,782	68,962	60,345

Total	$(393,992)	$66,638	$(309,895)	$166,093

        The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Operating Income Before Amortization:
New IAC:
Media & Advertising	$35,850	$11,740	$73,018	$28,937
Match	22,865	19,580	33,004	27,978
ServiceMagic	9,445	7,102	15,594	13,324
Emerging Businesses	(7,809)	5,671	(15,274)	3,492
Corporate	(37,714)	(22,062)	(65,426)	(44,488)

Total New IAC	22,637	22,031	40,916	29,243
HSNi	30,516	38,044	56,729	77,428
Ticketmaster	59,183	56,629	120,866	128,265
Tree.com:
Lending	(3,509)	1,667	(4,523)	4,780
Real Estate	(3,589)	(5,572)	(7,523)	(12,129)

Total Tree.com	(7,098)	(3,905)	(12,046)	(7,349)
ILG	34,674	34,095	81,970	72,963

Total	$139,912	$146,894	$288,435	$300,550

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net (loss) earnings available to common shareholders in total (in millions, rounding differences may occur):

	For the Three Months Ended June 30, 2008:
	Operating Income Before Amortization	Non-Cash Compensation Expense(A)	Amortization of Non-Cash Marketing	Amortization of Intangibles	Goodwill Impairment	Operating Income (Loss)
New IAC:
Media & Advertising	$35.8	$—	$—	$(6.1)	$—	$29.8
Match	22.9	—	(3.1)	(0.2)	—	19.6
ServiceMagic	9.4	(0.2)	—	(0.4)	—	8.9
Emerging Businesses	(7.8)	(0.3)	—	(1.0)	—	(9.1)
Corporate	(37.7)	(29.9)	—	—	—	(67.6)

Total New IAC	22.6	(30.3)	(3.1)	(7.7)	—	(18.4)
HSNi	30.5	(0.1)	(0.5)	(80.3)	(221.5)	(271.8)
Ticketmaster	59.2	(2.8)	—	(11.5)	—	44.8
Tree.com:
Lending	(3.5)	(0.1)	—	(36.0)	(71.5)	(111.1)
Real Estate	(3.6)	—	—	(1.1)	(61.0)	(65.6)

Total Tree.com	(7.1)	(0.1)	—	(37.0)	(132.5)	(176.7)
ILG	34.7	—	—	(6.5)	—	28.2

Total	$139.9	$(33.3)	$(3.6)	$(143.0)	$(354.0)	(394.0)

Other expense, net						(100.5)

Loss from continuing operations before income taxes and minority interest						(494.5)
Income tax benefit						49.5
Minority interest in losses of consolidated subsidiaries						1.4

Loss from continuing operations						(443.7)
Gain on sale of discontinued operations						22.5
Loss from discontinued operations, net of tax						(0.5)

Net loss available to common shareholders						$(421.6)

(A)
Non-cash compensation expense includes $2.4 million, $2.6 million, $28.3 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	For the Three Months Ended June 30, 2007:
	Operating Income Before Amortization	Non-Cash Compensation Expense(B)	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
New IAC:
Media & Advertising	$11.7	$—	$(16.3)	$(6.2)	$(10.7)
Match	19.6	—	(7.2)	(0.2)	12.1
ServiceMagic	7.1	(0.2)	—	(0.8)	6.2
Emerging Businesses	5.7	(0.2)	—	(0.9)	4.6
Corporate	(22.1)	(26.0)	—	—	(48.1)

Total New IAC	22.0	(26.4)	(23.5)	(8.0)	(35.9)
HSNi	38.0	(0.1)	(0.4)	(2.7)	34.8
Ticketmaster	56.6	—	—	(6.7)	50.0
Tree.com:
Lending	1.7	(0.1)	—	(2.9)	(1.3)
Real Estate	(5.6)	—	—	(3.1)	(8.7)

Total Tree.com	(3.9)	(0.1)	—	(6.0)	(10.0)
ILG	34.1	—	—	(6.3)	27.8

Total	$146.9	$(26.6)	$(24.0)	$(29.7)	66.6

Other income, net					16.5

Earnings from continuing operations before income taxes and minority interest					83.2
Income tax provision					(28.9)
Minority interest in losses of consolidated subsidiaries					0.4

Earnings from continuing operations					54.6
Gain on sale of discontinued operations					35.1
Income from discontinued operations, net of tax					4.9

Net earnings available to common shareholders					$94.6

(B)
Non-cash compensation expense includes $2.1 million, $2.3 million, $22.3 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

  expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

	For the Six Months Ended June 30, 2008:
	Operating Income Before Amortization	Non-Cash Compensation Expense(C)	Amortization of Non-Cash Marketing	Amortization of Intangibles	Goodwill Impairment	Operating Income (Loss)
New IAC:
Media & Advertising	$73.0	$—	$—	$(12.3)	$—	$60.7
Match	33.0	—	(5.9)	(0.4)	—	26.8
ServiceMagic	15.6	(0.3)	—	(0.8)	—	14.5
Emerging Businesses	(15.3)	(0.5)	—	(2.3)	—	(18.1)
Corporate	(65.4)	(56.2)	—	—	—	(121.6)

Total New IAC	40.9	(57.0)	(5.9)	(15.7)	—	(37.7)
HSNi	56.7	(0.1)	(4.3)	(82.5)	(221.5)	(251.6)
Ticketmaster	120.9	(4.6)	—	(20.4)	—	95.9
Tree.com:
Lending	(4.5)	(0.2)	—	(38.5)	(71.5)	(114.7)
Real Estate	(7.5)	—	—	(2.2)	(61.0)	(70.7)

Total Tree.com	(12.0)	(0.2)	—	(40.7)	(132.5)	(185.4)
ILG	82.0	(0.1)	—	(13.0)	—	69.0

Total	$288.4	$(61.9)	$(10.1)	$(172.3)	$(354.0)	(309.9)

Other expense, net						(84.5)

Loss from continuing operations before income taxes and minority interest						(394.4)
Income tax benefit						7.5
Minority interest in losses of consolidated subsidiaries						2.3

Loss from continuing operations						(384.6)
Gain on sale of discontinued operations						22.5
Loss from discontinued operations, net of tax						(6.7)

Net loss available to common shareholders						$(368.8)

(C)
Non-cash compensation expense includes $4.4 million, $4.9 million, $52.5 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2007:
	Operating Income Before Amortization	Non-Cash Compensation Expense(D)	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
New IAC:
Media & Advertising	$28.9	$—	$(16.8)	$(12.3)	$(0.2)
Match	28.0	—	(7.2)	(0.4)	20.3
ServiceMagic	13.3	(0.3)	—	(1.5)	11.5
Emerging Businesses	3.5	(0.8)	—	(1.7)	0.9
Corporate	(44.5)	(49.2)	—	—	(93.7)

Total New IAC	29.2	(50.3)	(24.0)	(16.0)	(61.1)
HSNi	77.4	(0.2)	(0.4)	(6.8)	70.0
Ticketmaster	128.3	—	—	(13.5)	114.7
Tree.com:
Lending	4.8	(0.2)	—	(5.8)	(1.2)
Real Estate	(12.1)	(0.1)	—	(4.5)	(16.7)

Total Tree.com	(7.3)	(0.3)	—	(10.3)	(17.9)
ILG	73.0	—	—	(12.6)	60.3

Total	$300.5	$(50.8)	$(24.5)	$(59.2)	166.1

Other income, net					29.3
Earnings from continuing operations before income taxes and minority interest					195.4

Income tax provision					(71.3)
Minority interest in losses of consolidated subsidiaries					0.2

Earnings from continuing operations					124.3
Gain on sale of discontinued operations					35.1
Loss from discontinued operations, net of tax					(4.1)

Net earnings available to common shareholders					$155.4

(D)
Non-cash compensation expense includes $3.9 million, $4.3 million, $42.5 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

        The Company maintains operations in the United States, the United Kingdom, Canada and other international territories. Geographic information about the United States and international territories is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
United States	$1,384,183	$1,341,285	$2,765,259	$2,658,735
All other countries	211,148	150,750	411,689	303,005

Total	$1,595,331	$1,492,035	$3,176,948	$2,961,740

	June 30, 2008	December 31, 2007
	(In thousands)
Long-lived assets:
United States	$630,645	$617,929
All other countries	34,574	35,406

Total	$665,219	$653,335

NOTE 6—DISCONTINUED OPERATIONS

        On June 19, 2007, IAC sold HSE, previously reported in the International segment of IAC's Retailing sector, for approximately $216.5 million, which resulted in a pre-tax gain of $52.0 million, and an after-tax gain of $35.1 million. The pre-tax gain and the after-tax gain on the sale of HSE were subsequently reduced to $45.7 million and $31.1 million, respectively in the third quarter of 2007. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale. Additionally, on May 30, 2008, IAC sold EPI, previously reported in IAC's Entertainment segment, for approximately $34.9 million, which resulted in a pre-tax loss of $37.4 million and an after-tax gain of $22.5 million. Accordingly, EPI is presented as a discontinued operation for all periods presented, and HSE is presented as a discontinued operation in the statement of operations for the three and six months ended June 30, 2007. Quiz TV Limited, iBuy, TV Travel Shop, Styleclick and ECS are also presented as discontinued operations for all periods presented.

        The net revenue and net earnings for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$11,619	$105,689	$32,584	$232,307

Loss before income taxes	$(6,435)	$(3,467)	$(22,468)	$(16,140)
Income tax benefit	5,952	8,386	15,728	12,067

Net (loss) earnings	$(483)	$4,919	$(6,740)	$(4,073)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of EPI at December 31, 2007 have been classified in the accompanying consolidated balance sheet as "Assets held for sale" (which is included in "Prepaid and other current assets") and "Liabilities held for sale" (which is included in "Accrued expenses and other current liabilities"). Such net assets held for sale consist of the following (in thousands):

December 31, 2007
Current assets	$30,847
Goodwill	19,350
Intangible assets, net	41,660
Other non-current assets	35,139

Total assets held for sale	126,996

Current liabilities	(56,928)
Other long-term liabilities	(2,761)

Total liabilities held for sale	(59,689)

Total net assets held for sale	$67,307

NOTE 7—EARNINGS PER SHARE

        The following table sets forth the computation of Basic and Diluted GAAP earnings per share.

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings from continuing operations available to common shareholders	$(443,661)	$(443,661)	$54,603	$54,603
Interest expense on Convertible Notes, net of tax(a)(b)	—	—	—	—

Net (loss) earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	(443,661)	(443,661)	54,603	54,603
Income from discontinued operations, net of tax	22,064	22,064	40,000	40,000

Net (loss) earnings available to common shareholders	$(421,597)	$(421,597)	$94,603	$94,603

Denominator:
Basic shares outstanding	278,866	278,866	287,392	287,392
Dilutive securities including stock options, warrants and restricted stock and share units	—	—	—	15,172

Denominator for earnings per share—weighted average shares(d) (e)	278,866	278,866	287,392	302,564

(Loss) earnings per share:
(Loss) earnings per share from continuing operations	$(1.59)	$(1.59)	$0.19	$0.18
Discontinued operations, net of tax	0.08	0.08	0.14	0.13

(Loss) earnings per share from net earnings	$(1.51)	$(1.51)	$0.33	$0.31

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE (Continued)

	Six Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings from continuing operations available to common shareholders	$(384,588)	$(384,588)	$124,345	$124,345
Interest expense on Convertible Notes, net of tax(a)(c)	—	—	—	219

Net (loss) earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	(384,588)	(384,588)	124,345	124,564
Income from discontinued operations, net of tax	15,807	15,807	31,008	31,008

Net (loss) earnings available to common shareholders	$(368,781)	$(368,781)	$155,353	$155,572

Denominator:
Basic shares outstanding	278,817	278,817	287,292	287,292
Dilutive securities including stock options, warrants and restricted stock and share units	—	—	—	16,581

Denominator for earnings per share—weighted average shares(d) (e)	278,817	278,817	287,292	303,873

(Loss) earnings per share:
(Loss) earnings per share from continuing operations	$(1.38)	$(1.38)	$0.43	$0.41
Discontinued operations, net of tax	0.06	0.06	0.11	0.10

(Loss) earnings per share from net earnings	$(1.32)	$(1.32)	$0.54	$0.51

(a)
During the second quarter of 2008 all outstanding Convertible Notes were fully converted.

(b)
For the three months ended June 30, 2007, approximately 0.5 million weighted average common shares, related to the assumed conversion of the Company's Convertible Notes were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Accordingly, under the "if-converted" method, the interest expense on the Convertible Notes, net of tax, was included in net (loss) earnings from continuing operations available to common shareholders.

(c)
For the six months ended June 30, 2007, approximately 0.6 million weighted average common shares, related to the assumed conversion of the Company's Convertible Notes were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method, the interest expense on the Convertible Notes, net of tax, was excluded from net (loss) earnings from continuing operations available to common shareholders.

(d)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units. For the three and six months ended June 30, 2008, approximately 62.8 million, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE (Continued)

(e)
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

NOTE 8—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At June 30, 2008 and December 31, 2007, the Company's equity investments in unconsolidated affiliates totaled $309.7 million and $293.2 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheets. Pursuant to an agreement with Points International, Ltd. ("Points"), on June 11, 2008, IAC converted its preferred shares of Points into 29.4 million common shares of Points, sold 27.8 million of such common shares to a syndicate of underwriters for $42.4 million and surrendered the remaining 1.6 million common shares to Points for cancellation. In addition, IAC's nominees to the board of directors of Points stepped down. The transaction resulted in a pre-tax gain of $29.1 million, which is included in "Other (expense) income" in the accompanying consolidated statement of operations. As a result of this transaction, IAC no longer accounts for its remaining investment in Points using the equity method of accounting but rather accounts for such investment as available-for-sale marketable securities in accordance with SFAS No. 115. Additionally, on June 9, 2008, IAC sold a portion of its investment in Front Line Management Group, Inc. ("Front Line") to Madison Square Garden, L.P. at the same per share price that IAC paid to acquire its investment in Front Line.

        Summarized aggregated financial information for the Company's equity investments is as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Net sales	$665,833	$516,012
Gross profit	263,035	196,990
Net income	39,526	35,649

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

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008:

	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Marketable securities	$137,032	$6,359	$—	$143,391
Long-term investments	83,814	—	13,835	97,649
Loans held for sale	—	84,451	—	84,451
Derivatives related to long-term debt	—	3,540	—	3,540
Net derivatives related to loans held for sale and interest rate lock commitments	—	—	3,059	3,059
Derivative assets created in the Expedia spin-off	—	—	20	20
Derivative liabilities created in the Expedia spin-off	—	—	(120)	(120)
Derivative asset created in the HSE sale	—	—	69,730	69,730

Total	$220,846	$94,350	$86,524	$401,720

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended June 30, 2008
	Long-Term Investments	Net Derivatives Related to Loans Held for Sale and Interest Rate Lock Commitments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at April 1, 2008	$13,793	$5,264	$3,198	$63,003
Total net gains or losses (realized and unrealized):
Included in earnings	—	11,197	(1,798)	6,636
Included in other comprehensive income	42	—	—	91
Transfers of IRLCs to closed loans	—	(12,779)	—	—
Purchase, sales issuances and settlements, net	—	—	(1,500)	—
Transfers in and/or out of Level 3	—	(623)	—	—

Balance at June 30, 2008	$13,835	$3,059	$(100)	$69,730

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

	For the Six Months Ended June 30, 2008
	Long-Term Investments	Net Derivatives Related to Loans Held for Sale and Interest Rate Lock Commitments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at January 1, 2008	$14,763	$3,465	$890	$54,656
Total net gains or losses (realized and unrealized):
Included in earnings	—	26,558	510	10,922
Included in other comprehensive income	(928)	—	—	4,152
Transfers of IRLCs to closed loans	—	(25,873)	—	—
Purchase, sales issuances and settlements, net	—	—	(1,500)	—
Transfers in and/or out of Level 3	—	(1,091)	—	—

Balance at June 30, 2008	$13,835	$3,059	$(100)	$69,730

        The following tables present the gains and losses included in earnings for the three and six months ended June 30, 2008 relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended June 30, 2008
	Net Derivatives Related to Loans Held for Sale and Interest Rate Lock Commitments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total gains (losses) included in earnings for the three months ended June 30, 2008:
Revenue	$11,197	$—	$—
Other income (expense)	—	(1,798)	6,636

Total	$11,197	$(1,798)	$6,636

Change in unrealized gains relating to assets and liabilities still held at June 30, 2008:
Revenue	$3,059	$—	$—
Other income	—	102	6,636

Total	$3,059	$102	$6,636

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

	For the Six Months Ended June 30, 2008
	Net Derivatives Related to Loans Held for Sale and Interest Rate Lock Commitments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total gains included in earnings for the six months ended June 30, 2008:
Revenue	$26,558	$—	$—
Other income	—	510	10,922

Total	$26,558	$510	$10,922

Change in unrealized gains relating to assets and liabilities still held at June 30, 2008:
Revenue	$3,059	$—	$—
Other income	—	110	10,922

Total	$3,059	$110	$10,922

Long-term Investments

        Long-term investments in the table above that are measured at fair value using significant unobservable inputs (Level 3) include available-for-sale auction rate securities accounted for in accordance with SFAS No. 115. In the third quarter of 2007, these auction rate securities had failed auctions due to sell orders exceeding buy orders. These auction rate securities are valued by discounting the future cash flow streams of the securities over the estimated period that the securities will be held until they are expected to be refinanced. Credit spreads and other risk factors are also considered in establishing a fair value. At June 30, 2008, $13.8 million, which is net of an unrealized loss of $1.2 million, was associated with failed auctions and accordingly, was reclassified as long-term investments in the first quarter of 2008. These auction rate securities are rated either AA/A2 or AA/Aa3. Due to their high rating and the general quality of the investments underlying the portfolios, the unrealized loss related to these securities is not considered to be an other-than-temporary impairment.

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

Net derivatives related to loans held for sale and interest rate lock commitments

        Prior to April 1, 2007, LendingTree Loans hedged the changes in fair value of certain loans held for sale primarily by entering into mortgage forward delivery contracts. Although LendingTree Loans continues to enter into forward delivery contracts for risk management purposes it no longer designates these derivatives as hedges for accounting purposes. When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the forward delivery contracts continued to be recognized in current earnings as a

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

component of revenue. The fair value of the forward delivery contracts is recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2008, the Company recognized gains of $0.8 million and $0.7 million, respectively, related to the changes in fair value of forward delivery contracts related to loans held for sale.

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

        The net change in fair value of the IRLCs and related forward delivery contracts for the three and six months ended June 30, 2008 resulted in gains of $12.3 million and $27.0 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The net change in fair value of the IRLCs and related forward delivery contracts for the three and six months ended June 30, 2007 resulted in gains of $0.4 million and $0.1 million, respectively, which have been recognized in the accompanying consolidated statements of operations. The significant change year over year is due principally to the inclusion of day one gains and the value of servicing the loans in 2008 associated with the adoption of SFAS No. 157 and SAB 109. Prior to the adoption of SFAS No. 157 and SAB 109 the recognition of such day one gains and servicing value were proscribed and these gains were only recognized until realized through the sale of the related loans. This change in treatment, therefore, is only related to the timing of revenue recognition. The IRLCs are recorded in "Prepaid and other current assets" and/or "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets. At June 30, 2008, there was $161.2 million of IRLCs notional value outstanding.

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

        The Company did not elect the fair value option on loans held for sale of $3.7 million originated prior to January 1, 2008. These loans are carried at the lower of cost or market value determined on an aggregate basis except for loans that are impaired, which are assessed on an individual basis. The fair value of impaired loans at June 30, 2008, measured based on significant unobservable inputs (Level 3) was $2.9 million. The fair value of impaired loans is measured on a non-recurring basis and is based on management's best estimate of the market value of such loans and considers reprice bids received from the investors prior to repurchase, if applicable, or current bids in the secondary market for similar loans and represent management's best estimate of the market value of such loans.

        During the three and six months ended June 30, 2008, the change in fair value of loans held for sale for which the fair value option has been elected were losses of $1.6 million and $1.7 million, respectively, and are included as a component of revenue in the accompanying consolidated statement of operations.

        The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale at June 30, 2008 for which the fair value option has been elected:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
	(In thousands)
Loans held for sale	$84,451	$82,424	$2,027

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the Six Months Ended June 30, 2008

        During the six months ended June 30, 2008, $12.3 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.5 million shares of IAC common stock and 0.5 million shares of Expedia common stock were issued to the holders.

Supplemental Disclosure of Non-Cash Transactions for the Six Months Ended June 30, 2007

        On June 19, 2007, IAC completed the sale of HSE and received approximately 5.5 million shares of ARO stock and a derivative asset, valued at $190.1 million and $27.1 million, respectively. See Note 6 for a further description of the sale of HSE.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMPREHENSIVE INCOME

        Comprehensive (loss) income is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) earnings available to common shareholders	$(421,597)	$94,603	$(368,781)	$155,353

Foreign currency translation	(9,510)	(9,768)	11,908	(6,966)
Unrealized losses on available for sale securities	(1,175)	(6,164)	(805)	(4,809)
Unrealized losses recognized into earnings in connection with the impairment of available-for-sale securities	63,422	—	46,058	—
Net gains (losses) on derivative contracts	—	201	—	(2,261)

Other comprehensive income (loss)	52,737	(15,731)	57,161	(14,036)

Comprehensive (loss) income	$(368,860)	$78,872	$(311,620)	$141,317

        For the three and six months ended June 30, 2008, foreign currency translation gains, net of tax, relating to the ARO Shares of $10.7 million and $5.8 million, respectively, were recognized into earnings in connection with the other-than-temporary impairment of these shares recorded in the second quarter of 2008.

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	June 30, 2008	December 31, 2007
Foreign currency translation	$97,683	$85,775
Unrealized losses on available for sale securities	(708)	(45,961)

Accumulated other comprehensive income	$96,975	$39,814

NOTE 12—INCOME TAXES

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

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter. Included in the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

income tax provision for the three months ended June 30, 2008 is a provision of $0.3 million due to a change in the estimated annual effective tax rate from that used in the first quarter.

        For the three and six months ended June 30, 2008, the Company recorded a tax benefit for continuing operations of $49.5 million and $7.5 million, respectively, which represent effective tax rates of 10% and 2%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to non-deductible impairment charges related to Cornerstone, Lending and Real Estate and the establishment of a valuation allowance on deferred tax assets related to the Arcandor impairment.

        For the three and six months ended June 30, 2007, the Company recorded a tax provision for continuing operations of $28.9 million and $71.3 million, respectively, which represent effective tax rates of 35% and 36%, respectively. The tax rate for the three months ended June 30, 2007 approximates the federal statutory rate of 35% due to benefits from foreign tax credits, which offset interest on tax contingencies, and lower state taxes due to discrete items recognized in the period. The tax rate for the six months ended June 30, 2007 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign tax credits associated with equity income from unconsolidated affiliates.

        As of December 31, 2007 and June 30, 2008, the Company had unrecognized tax benefits of approximately $233.2 million and $224.2 million, respectively. Unrecognized tax benefits for the six months ended June 30, 2008 decreased by $9.0 million of which $3.4 million was recorded as a benefit to discontinued operations and relates to the effective settlement of prior year tax positions with the Internal Revenue Service and the remaining decrease principally relating to the reversal of deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and six months ended June 30, 2008 is $2.6 million and $5.3 million, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2008 the Company has accrued $46.5 million for the payment of interest. There are no material accruals for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. If unrecognized tax benefits are subsequently recognized, approximately $49.2 million and $34.4 million, net of related deferred tax assets, would reduce income tax expense from continuing operations and discontinued operations, respectively.

        The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2009. Various state, local and foreign jurisdictions are currently under exam, the most significant of which are California, Florida, New York and New York City, for various tax years after December 31, 2001, and the examinations are expected to be completed by late 2008. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $37.5 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 12 for discussion related to income tax contingencies.

NOTE 14—SUBSEQUENT EVENTS

        On June 11, 2008, IAC commenced a tender offer to purchase the outstanding 2002 Senior Notes for cash. On July 17, 2008, IAC entered into an agreement (the "Notes Exchange Agreement") with Interval Acquisition Corp. and a group of institutional holders unaffiliated with IAC that hold in excess of a majority in aggregate principal amount of the outstanding 2002 Senior Notes (the "Noteholders"). Under the Notes Exchange Agreement, subject to certain conditions, (i) IAC agreed to amend the outstanding tender offer to increase the price offered thereunder and agreed to exchange $300 million of senior notes to be issued by Interval Acquisition Corp. (the "Interval Senior Notes") to IAC for a portion of the 2002 Senior Notes held by certain of the Noteholders and (ii) the Noteholders agreed to tender the remaining 2002 Senior Notes held by them into the amended tender offer. The Interval Senior Notes are expected to be issued to IAC prior to the spin-off of ILG by IAC and will be exchanged with the Noteholders immediately after the spin-off.

        On July 25, 2008, (i) HSN, Inc. entered into a bank credit agreement with a syndicate of banks for a $150 million 5-year Term Loan A and a $150 million 5-year revolver, (ii) Interval Acquisition Corp. entered into a bank credit agreement with a syndicate of banks for a $150 million 5-year Term Loan A and a $50 million 5-year revolver and (iii) Ticketmaster entered into a bank credit agreement with a syndicate of banks for a $100 million 5-year Term Loan A, a $350 million 6-year Term Loan B and a $200 million 5-year revolver. The funding under the credit facilities remains subject to a number of conditions.

        On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 and Ticketmaster issued $300 million of 10.75% senior notes due 2016. The senior notes closed into escrow and will be released out of escrow to IAC shortly before completion of the spin-offs.

        The net proceeds of the HSNi and Ticketmaster senior note offerings, together with the net proceeds from Term Loan borrowings by HSNi, ILG and Ticketmaster under their respective bank credit facilities, will be used primarily to fund cash distributions to IAC prior to the Proposed Spin-Offs. The cash received by IAC will be used, in part, to fund the amended tender offer for the 2002 Senior Notes not exchanged for Interval Senior Notes. Immediately following the Proposed Spin-Offs IAC is expected to have $1.3 billion in net cash.

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
  the Match and ServiceMagic segments;

  •
  the businesses currently comprising its Emerging Businesses group, including Shoebuy and ReserveAmerica, which were formerly included in the Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, Inc. ("HSNi"), which is expected to include HSN TV, HSN.com, and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Ticketmaster, which is expected to include its primary domestic and international operations as well as certain investments in unconsolidated affiliates;

  •
  Interval Leisure Group, Inc. ("ILG"), which is expected to include the businesses currently comprising the Interval segment; and

  •
  Tree.com, Inc. ("Tree.com"), which is expected to include the businesses currently comprising the Lending and Real Estate segments.

        In this report, we refer to this transaction as the "Proposed Spin-Offs." The Proposed Spin-Offs are subject to a number of conditions, including, among others, final approval of the transaction specifics by the Company's Board of Directors, confirmation regarding the tax-free nature of the transaction, and the filing and effectiveness of registration statements with the Securities and Exchange Commission (the "SEC"). The Proposed Spin-Offs are expected to be completed in the third quarter of 2008. Upon completion of the Proposed Spin-Offs, IAC would have no ownership interest in HSNi, Ticketmaster, ILG and Tree.com.

        During the first quarter of 2008, in contemplation of the Proposed Spin-Offs, IAC reorganized its Retailing, Ticketmaster and Emerging Businesses reporting segments. Shoebuy and ReserveAmerica, which were previously included in the Retailing and Ticketmaster reporting segments, respectively, are now included in the Emerging Businesses segment. Information for all prior periods has been restated for comparative purposes. In addition, the goodwill related to Shoebuy and ReserveAmerica has been reflected in Emerging Businesses for all periods presented. The entities that are expected to comprise IAC after the completion of the Proposed Spin-Offs are referred to collectively herein as "New IAC." IAC's Retailing, Interval and LendingTree reporting segments have been renamed HSNi, ILG and Tree.com, respectively.

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2007.

Results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007:

        Given the Proposed Spin-Offs, we thought it appropriate to present results for the businesses which are expected to comprise New IAC, HSNi, Ticketmaster, Tree.com and ILG after the Proposed Spin-Offs. The information is presented for illustrative purposes only and is not indicative of the operating results that would have been achieved if the Proposed Spin-Offs had occurred prior to, or during, the periods presented, nor is it indicative of future operating results. Set forth below are the contributions to consolidated revenue, operating income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and six months ended June 30, 2008 and 2007 (rounding differences may occur):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	Percentage of total	2007	Percentage of total	2008	Percentage of total	2007	Percentage of total
	(Dollars in millions)
Revenue:
New IAC	$354.4	22%	$318.9	21%	$725.5	23%	$618.9	21%
HSNi	695.8	44%	681.5	46%	1,372.7	43%	1,348.2	46%
Ticketmaster	382.4	24%	293.4	20%	731.3	23%	597.0	20%
Tree.com	60.0	4%	114.0	8%	130.2	4%	227.2	8%
ILG	103.2	6%	85.9	6%	219.1	7%	172.3	6%
Intercompany elimination	(0.4)	0%	(1.6)	0%	(1.9)	0%	(1.9)	0%

Total	$1,595.3	100%	$1,492.0	100%	$3,176.9	100%	$2,961.7	100%

	Three Months Ended June 30,*				Six Months Ended June 30,*
	2008	Percentage of total	2007	Percentage of total	2008	Percentage of total	2007	Percentage of total
	(Dollars in millions)
Operating (Loss) Income:
New IAC(a)	$(18.4)	5%	$(35.9)	(54)%	$(37.7)	12%	$(61.1)	(37)%
HSNi(b)	(271.8)	69%	34.8	52%	(251.6)	81%	70.0	42%
Ticketmaster	44.8	(11)%	50.0	75%	95.9	(31)%	114.7	69%
Tree.com(c)	(176.7)	45%	(10.0)	(15)%	(185.4)	60%	(17.9)	(11)%
ILG	28.2	(7)%	27.8	42%	69.0	(22)%	60.3	36%

Total	$(394.0)	100%	$66.6	100%	$(309.9)	100%	$166.1	100%

	Three Months Ended June 30,*				Six Months Ended June 30,*
	2008	Percentage of total	2007	Percentage of total	2008	Percentage of total	2007	Percentage of total
	(Dollars in millions)
Operating Income Before Amortization:
New IAC	$22.6	16%	$22.0	15%	$40.9	14%	$29.2	10%
HSNi	30.5	22%	38.0	26%	56.7	20%	77.4	26%
Ticketmaster	59.2	42%	56.6	39%	120.9	42%	128.3	43%
Tree.com	(7.1)	(5)%	(3.9)	(3)%	(12.0)	(4)%	(7.3)	(2)%
ILG	34.7	25%	34.1	23%	82.0	28%	73.0	24%

Total	$139.9	100%	$146.9	100%	$288.4	100%	$300.5	100%

*
New IAC amounts above include IAC corporate and spin-off related expenses.

(a)
Corporate expenses include all non-cash compensation for awards denominated in IAC shares, including amounts that are allocable to the businesses that are being spun-off.

(b)
HSNi's 2008 operating loss includes a goodwill and indefinite-lived intangible assets impairment charge of $300.0 million related to its Cornerstone business.

(c)
Tree.com's 2008 operating loss includes a goodwill and indefinite-lived intangible asset impairment charge of $165.9 million ($104.9 million related to Lending and $61.0 million related to Real Estate).

Consolidated Results

Revenue

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Revenue in 2008 increased 7% or $103.3 million from 2007 primarily as a result of revenue increases of $89.0 million from Ticketmaster, $35.5 million from New IAC, $17.3 million from ILG and $14.3 million from HSNi, partially offset by a decrease of $54.0 million from Tree.com.

        The revenue growth from Ticketmaster was driven primarily by higher average revenue per ticket and higher overall ticket volumes, both domestic and internationally, as well as from the acquisitions of The V.I.P Tour Company ("TicketsNow") and Paciolan, Inc. ("Paciolan"), which were not in the year ago period.

        The revenue growth from New IAC resulted primarily from increases of $14.0 million from the Emerging Businesses group, $12.3 million from Media & Advertising and $10.6 million from ServiceMagic. The contribution from the Emerging Businesses group was driven primarily by strong revenue growth at Pronto.com and Shoebuy. The increase at Media & Advertising was driven by improved economics associated with the renewed partnership with Google, which resulted in an increase in revenue per query across all proprietary search sites. Partially offsetting this increase in proprietary revenue is a decrease in network revenue, as expected due to the planned discontinuation of relationships with certain network partners. Also contributing to the increased revenue at New IAC is a 34% increase in customer service requests and continued improved monetization of service requests to a more active service provider network at ServiceMagic.

        The increase in revenue from ILG was driven primarily by its acquisition of ResortQuest Hawaii on May 31, 2007, as well as a 6% increase in confirmed vacations and a 4% increase in membership. ResortQuest Hawaii is included in ILG's results for the full quarter of 2008 as compared to one month in 2007. The revenue increase from HSNi reflects 11% growth at HSN, partially offset by a 12% decline at Cornerstone. Offsetting overall revenue growth in 2008 is the decline at Tree.com, due principally to lower revenue from the origination and sale of loans and fewer Qualification Forms transmitted to and loans closed at the exchange.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue in 2008 increased 7% or $215.2 million from 2007 primarily as a result of revenue increases of $134.4 million from Ticketmaster, $106.6 million from New IAC, $46.8 million from ILG and $24.5 million from HSNi, partially offset by a decrease of $97.0 million from Tree.com.

        The increase in revenue from Ticketmaster was driven primarily by the acquisitions of TicketsNow and Paciolan, which were not in the year ago period, as well as by higher average revenue per ticket and higher overall ticket volumes, both domestic and internationally.

        The revenue growth from New IAC resulted primarily from increases of $59.8 million from Media & Advertising, $29.3 million from the Emerging Businesses group, $18.0 million from ServiceMagic and $14.8 million from Match. The contributions from Media & Advertising, the Emerging Businesses group and ServiceMagic were impacted by the factors described above in the three month discussion. Also contributing to the increased revenue at New IAC is an 8% increase in average revenue per subscriber, primarily in international markets, and a 1% increase in worldwide subscribers at Match.

        The contribution from ILG was driven primarily by the full six month inclusion of ResortQuest Hawaii in 2008, as well as a 6% increase in confirmed vacations and a 4% increase in membership. The revenue increase from HSNi reflects 8% growth at HSN, partially offset by a 10% decline at Cornerstone. Additionally, revenue in 2008 declined at Tree.com, as described above in the three month discussion.

Cost of sales

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales	$869,791	12%	$779,284
As a percentage of total revenue	55%	229 bp	52%
Gross margins	45%	(229) bp	48%

  bp = basis points

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

        Cost of sales in 2008 increased $90.5 million from 2007 primarily due to increases of $64.6 million from Ticketmaster, $25.7 million from HSNi and $11.7 million from ILG, partially offset by decreases of $6.9 million from Tree.com and $4.8 million from New IAC.

        The increase in cost of sales from Ticketmaster was primarily driven by increases of $20.5 million in ticketing royalties resulting from higher revenue and higher royalty rates, $13.9 million in compensation and other employee-related costs and $6.8 million in credit card processing fees. Included in these increases is the impact of acquisitions not in the year ago period, which contributed $1.7 million, $7.3 million and $1.9 million, respectively. Cost of sales from HSNi increased primarily due to an increase of $19.9 million in the cost of products sold and $5.2 million in shipping and handling costs. Also contributing to the increase in cost of sales were increased expenses from ILG primarily driven by the full quarter inclusion of ResortQuest Hawaii in 2008 as compared to one month in 2007.

        Partially offsetting these increases was a decrease in cost of sales from Tree.com primarily due to decreased consumer incentive rebates related principally to fewer closings at the Real Estate builder and broker network businesses and decreased compensation and other employee-related costs. The decrease in cost of sales from New IAC was primarily due to a decrease of $8.0 million in revenue share payments to third party traffic sources which is a direct result of the decrease in network revenue at Media & Advertising.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales	$1,727,307	12%	$1,545,854
As a percentage of total revenue	54%	218 bp	52%
Gross margins	46%	(218) bp	48%

        Cost of sales in 2008 increased $181.5 million from 2007 primarily due to increases of $100.8 million from Ticketmaster, $48.4 million from HSNi, and $28.7 million from ILG.

        The increase in cost of sales from Ticketmaster was primarily driven by increases of $33.2 million in ticketing royalties resulting from higher revenue and higher royalty rates, $25.1 million in compensation and other employee-related costs due, in part, to a 22% increase in headcount and $8.3 million in credit card processing fees. Included in these increases is the impact of acquisitions not in the year ago period which contributed $2.4 million, $13.2 million and $2.6 million, respectively. Excluding the impact of acquisitions, the increase in compensation and other employee-related costs is, due in part, related to a 4% increase in headcount. Cost of sales from HSNi increased primarily due to an increase of $38.8 million in the cost of products sold and $8.3 million in shipping and handling costs. Also contributing to the increase in cost of sales were increased expenses from ILG, primarily due to the full six months inclusion of ResortQuest Hawaii in 2008.

Selling and marketing expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$321,725	(2)%	$329,586
As a percentage of total revenue	20%	(192) bp	22%

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

        Selling and marketing expense in 2008 decreased $7.9 million from 2007, primarily due to decreases of $25.6 million from Tree.com and $9.4 million from HSNi, partially offset by increases of $16.4 million at Ticketmaster and $7.7 million at New IAC.

        The decrease in selling and marketing expense from Tree.com is primarily due to decreases of $25.9 million in advertising and promotional expenditures, reflecting decreased spending associated with online marketing and print and television advertising. Also contributing to the decrease in selling and marketing expense is a decrease of $9.6 million at HSNi related to lower catalog costs at Cornerstone, due to a planned decrease in circulation.

        Partially offsetting the overall decrease in selling and marketing expense are increases of $11.1 million in advertising and promotional expenditures and $2.9 million in compensation and other employee-related costs at Ticketmaster. The increase in advertising and promotional expenditures from Ticketmaster is due in part to the impact of recent acquisitions and costs associated with its agreements with resale partners which are intended to promote Ticketmaster's ticket exchange offering. Acquisitions not in the year ago period contributed $7.0 million and $1.8 million to advertising and promotional expenditures and compensation and other employee-related costs, respectively.

        The increase in selling and marketing expense from New IAC resulted primarily from increases of $6.8 million from the Emerging Businesses group, principally Pronto.com.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$639,784	(0)%	$641,826
As a percentage of total revenue	20%	(153) bp	22%

        Selling and marketing expense in 2008 decreased $2.0 million from 2007, primarily due to decreases of $48.8 million from Tree.com and $9.1 million from HSNi, partially offset by increases of $28.6 million at Ticketmaster and $24.2 million from New IAC.

        The decrease in selling and marketing expense from Tree.com is primarily due to a decrease of $49.7 million in advertising and promotional expenditures, reflecting decreased spending associated with online marketing and print and television advertising. The decrease in selling and marketing expense from HSNi is primarily due to a decrease of $10.6 million in catalog circulation costs, due to a planned decrease in circulation.

        Offsetting the overall decrease in selling and marketing expense is an increase from Ticketmaster, primarily due to increases of $19.3 million in advertising and promotional expenditures and $5.3 million in compensation and other employee-related costs. The increase in advertising and promotional expenditures from Ticketmaster is due in part to an increase in marketing efforts including online and resale ticket services such as ticket exchange. Included in these increases is the impact of acquisitions not in the year ago period, which contributed $9.2 million and $2.9 million to advertising and promotional expenditures and compensation and other employee-related costs, respectively.

        The increase in selling and marketing expense from New IAC resulted from increases of $14.1 million from the Emerging Businesses group, $9.1 million from Match and $3.7 million from ServiceMagic. The increase in selling and marketing expense from the Emerging Businesses group is primarily related to Pronto.com. Selling and marketing expense from Match increased primarily due to an increase of $10.5 million in advertising and promotional expenditures, including customer acquisition costs principally related to Chemistry.com. Also contributing to the increase in selling and marketing expense from New IAC is an increase of $3.4 million in compensation and other employee-related costs at ServiceMagic primarily related to the expansion of its sales force due in part to the opening of a new call center in Kansas City in the second quarter of 2007.

General and administrative expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$226,164	14%	$197,827
As a percentage of total revenue	14%	92 bp	13%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $28.3 million from 2007 primarily due to increases of $30.9 million from New IAC, $5.8 million from Ticketmaster and $4.2 million from HSNi, partially offset by a decrease of $15.1 million from Tree.com.

        The increase in general and administrative expense from New IAC was primarily due to increases of $18.5 million from corporate and $12.4 million from the Emerging Businesses group. The increase at corporate is primarily due to $12.6 million in expenses related to the Proposed Spin-Offs. General and administrative expense from the Emerging Businesses group increased primarily due to the inclusion in the prior year of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture as well as increased operating expenses associated with RushmoreDrive.com and other start-up businesses not in the year ago period.

        The increase in general and administrative expense from Ticketmaster was primarily due to increases of $5.6 million in compensation and other employee-related costs, $1.4 million in rent and utilities and $0.9 million in bad debt expense, partially offset by a decrease of $4.2 million in professional fees. The increase in compensation and other employee-related costs is primarily due to an increase of $4.6 million associated with recent acquisitions not in the year ago period. Also contributing to the increase in general and administrative expense is increased expenses from HSNi primarily driven by $1.3 million in professional fees and $1.2 million in compensation and other employee-related costs. Partially offsetting the overall increase in general and administrative expense is a decrease of $6.5 million in compensation and other employee-related costs at Tree.com resulting from reductions in workforce that occurred during and subsequent to the second quarter of 2007, and decreases of $2.8 million in both restructuring expense and professional fees, respectively.

        General and administrative expense includes non-cash compensation expense of $28.3 million in the second quarter of 2008 compared with $22.3 million in 2007. The increase in non-cash compensation expense is primarily due to equity grants issued subsequent to the second quarter of 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions, as these awards vest, as well as the impact of equity modifications recorded in the prior year. As of June 30, 2008, there was approximately $249.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity based awards, which is currently expected to be recognized over a weighted average period of approximately 2.6 years.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$437,202	11%	$392,532
As a percentage of total revenue	14%	51 bp	13%

        General and administrative expense in 2008 increased $44.7 million from 2007 primarily due to increases of $46.1 from New IAC, $12.4 million from Ticketmaster and $5.9 million from ILG, partially offset by a decrease of $24.2 million from Tree.com.

        The increase in general and administrative expense from New IAC was primarily due to increases of $25.5 million from corporate and $17.8 million from the Emerging Businesses group. The increase at corporate is primarily due to $21.1 million in expenses related to the Proposed Spin-Offs. General and administrative expense from the Emerging Businesses group increased primarily due to the factors described above in the three month discussion.

        The increase in general and administrative expense from Ticketmaster was primarily due to an increase of $9.2 million in compensation and other employee-related costs, of which $7.4 million is associated with recent acquisitions not in the year ago period. Also contributing to the increase in general and administrative expense is increased expenses from ILG primarily due to the full six months inclusion of ResortQuest Hawaii, and increases of $1.8 million and $1.0 million in compensation and other employee-related costs and professional fees, respectively. Partially offsetting the overall increase in general and administrative expense is a decrease of $14.5 million in compensation and other employee-related costs at Tree.com resulting from reductions in workforce that occurred during and subsequent to the second quarter of 2007, as well as a decrease of $2.4 million in restructuring expense.

        General and administrative expense includes non-cash compensation expense of $52.5 million in the first half of 2008 compared with $42.5 million in 2007. The increase in non-cash compensation expense is primarily due to factors described above in the three month discussion.

Other operating expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Other operating expense	$28,191	2%	$27,738
As a percentage of total revenue	2%	(9) bp	2%

        Other operating expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSNi and product development at Media & Advertising and Tree.com which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Other operating expense in 2008 increased $0.5 million from 2007, primarily due to increases of $1.5 million and $1.4 million in compensation and other employee-related costs at Media & Advertising and HSNi, respectively. The increase at Media & Advertising is due in part to an 8% increase in headcount, as it continues to upgrade and enhance its search technology and products. Partially offsetting these increases was a decrease of $2.5 million in compensation and other employee-related costs at Tree.com resulting from reductions in workforce that occurred during and subsequent to the second quarter of 2007.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Other operating expense	$61,964	7%	$57,937
As a percentage of total revenue	2%	(1) bp	2%

        Other operating expense in 2008 increased $4.0 million from 2007, primarily due to the factors described above in the three month discussion.

Depreciation

  For the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Depreciation	$42,845	15%	$37,315	$84,195	14%	$73,800
As a percentage of total revenue	3%	18 bp	3%	3%	16 bp	2%

        Depreciation for the three and six months ended June 30, 2008 increased $5.5 million and $10.4 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made during 2007 and 2008 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$139,912	(5)%	$146,894
As a percentage of total revenue	9%	(108) bp	10%

        Operating Income Before Amortization in 2008 decreased $7.0 million from 2007 primarily due to declines of $7.5 million and $3.2 million from HSNi and Tree.com, respectively, which more than offset growth of $2.6 million from Ticketmaster.

        The decrease in Operating Income Before Amortization from HSNi is primarily related to lower gross margins and higher shipping and handling costs, partially offset by reduced costs associated with a planned decrease in catalog circulation. The lower gross margins reflect a highly promotional retail environment at Cornerstone. The decrease in Operating Income Before Amortization from Tree.com is primarily due to a decrease in revenue as well as a shift to lower gross margin offerings and higher costs per loan sold as a result of lower close rates and stricter underwriting criteria.

        The increase in Operating Income Before Amortization from Ticketmaster is primarily due to an increase in revenue, partially offset by increased administrative and technology costs associated with recent acquisitions and the build out of its worldwide infrastructure, costs associated with its agreements with resale partners, increased international investment particularly in Germany and China, and higher overall royalty rates.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$288,435	(4)%	$300,550
As a percentage of total revenue	9%	(107) bp	10%

        Operating Income Before Amortization in 2008 decreased $12.1 million from 2007 primarily due to declines of $20.7 million and $7.4 million from HSNi and Ticketmaster, respectively, which more than offset growth of $11.7 million from New IAC.

        The decrease in Operating Income Before Amortization from HSNi is primarily related to lower gross margins at Cornerstone, which is operating in a highly promotional retail environment. The decline in Operating Income Before Amortization from Ticketmaster is primarily due to losses associated with acquisitions and strategic investments, particularly in Germany and China, increased marketing efforts including online and resale ticket services such as ticket exchange and higher overall royalty rates.

        The increase in Operating Income Before Amortization from New IAC is primarily due to an increase of $44.1 million from Media & Advertising, partially offset by decreases of $20.9 million and $18.8 million from corporate and the Emerging Businesses group, respectively. Contributing favorably to Operating Income Before Amortization is the impact of higher revenue from Media & Advertising, partially offset by increased cost of sales primarily related to an increase in revenue share payments to third parties who redirect traffic to the Ask.com landing page. These payments increased in 2008 as a direct result from the growth in distribution revenue which is included as a component of proprietary revenue at IAC Search and Media. This increase was partially offset by $21.1 million in expenses from corporate related to the Proposed Spin-Offs, and the favorable impact in the prior year of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture within the Emerging Businesses group, as well as increased operating expenses associated with RushmoreDrive.com and other start-up businesses not in the year ago period.

Operating (loss) income

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating (loss) income	$(393,992)	NM	$66,638
As a percentage of total revenue	(25)%	NM	4%

        In the second quarter of 2008, the Company recorded impairment charges related to the goodwill and indefinite-lived intangible assets of HSNi of $221.5 million and $78.5 million, respectively, and $132.5 million and $33.4 million, respectively, related to Tree.com. The charges related to the impairment of intangible assets are included in amortization of intangibles in the accompanying consolidated statements of operations.

        The impairments at HSNi relate to its Cornerstone reporting unit and are due, in part, to the significant deterioration in the macro economic environment for retailers, particularly in the home and apparel categories (which are Cornerstone's primary markets), the negative impact of this environment on Cornerstone's performance and the related reduction in market valuations for retailers. The effect of these market conditions has been exacerbated by execution issues and turnover of management of certain catalogs within Cornerstone.

        The impairments at Tree.com resulted from the Company's most recent reassessment of the likely future profitability of Lending and Real Estate in light of the persistent adverse mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. The Company updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the second quarter of 2008 and quantified these considerations in Tree.com's future forecasted results.

        Operating income in 2008 decreased $460.6 million from 2007 primarily due to the $465.9 million in impairment charges and the decrease of $7.0 million in Operating Income Before Amortization described above. Operating income also declined due to an increase of $6.7 million in non-cash compensation expense, partially offset by a decrease of $20.3 million in amortization of non-cash marketing related to the Media & Advertising and Match segments. Operating income further reflects higher amortization of intangibles, exclusive of the impairment charges described above, of $31.1 million in 2008 versus $29.7 million in 2007. This is primarily due to higher amortization expense at Ticketmaster related to recent acquisitions. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating (loss) income	$(309,895)	NM	$166,093
As a percentage of total revenue	(10)%	NM	6%

        Operating income in 2008 decreased $476.0 million from 2007 primarily due to the $465.9 million in impairment charges and the decrease of $12.1 million in Operating Income Before Amortization described above. Operating income also declined due to an increase of $11.2 million in non-cash compensation expense, partially offset by a decrease of $14.3 million in amortization of non-cash marketing. Operating income was further impacted by an increase of $1.1 million in amortization of intangibles excluding the $78.5 million and $33.4 million impairment charges noted above. The increase in non-cash compensation expense is primarily due to equity grants issued subsequent to the second quarter of 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions, as these awards vest, as well as the impact of equity modifications recorded in the prior year.

Other income (expense)

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Other income (expense):
Interest income	8,064	(56)%	$18,534
Interest expense	(14,526)	(7)%	(15,599)
Equity in income of unconsolidated affiliates	4,980	(25)%	6,636
Other (expense) income	(99,068)	NM	6,969

        Interest income in 2008 decreased $10.5 million from 2007 primarily due to lower cash and marketable securities balances in 2008, as well as lower average interest rates. Interest expense in 2008 decreased $1.1 million from 2007 as average interest rates and the average amount of outstanding debt decreased year over year.

        Equity in income of unconsolidated affiliates in 2008 decreased $1.7 million from 2007 primarily due to losses from various Company investments, including those not in the year ago period, partially offset by higher earnings from its investment in Jupiter Shop Channel, a shopping channel in Japan.

        Other income in 2008 decreased $106.0 million from 2007 primarily due to a write-down of $132.6 million on the Company's investment in Arcandor AG ("ARO"). As part of the consideration for the sale of the German TV and internet retailer Home Shopping Europe GmbH & Co. KG, and its affiliated TV station HSE 24 ("HSE") in June 2007, the Company received approximately 5.5 million shares of ARO stock ("ARO Shares"). During the second quarter of 2008 the Company considered the value of the ARO Shares to be other-than-temporarily impaired and wrote the value of the investment down to €7.38 per share, the stock's closing price on June 30, 2008. Partially offsetting this impairment is a gain on the sale of the Company's preferred investment in Points International, Ltd ("Points") of $29.1 million.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Other income (expense):
Interest income	18,493	(51)%	$37,750
Interest expense	(27,377)	(11)%	(30,613)
Equity in income of unconsolidated affiliates	11,425	(21)%	14,483
Other (expense) income	(87,012)	NM	7,650

        Interest income, interest expense and equity in income of unconsolidated affiliates in 2008 decreased $19.3 million, $3.2 million and $3.1 million, respectively, from 2007 primarily due to the factors described above in the three month discussion.

        Other income in 2008 decreased $94.7 million from 2007 primarily due to the impairment charge on the Company's investment in ARO described above in the three month discussion, partially offset by a gain on the sale of the Company's preferred investment in Points and a year over year positive change of $9.0 million in the amount recognized related to the derivatives created in the Expedia spin-off.

Income tax provision

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        In 2008 the Company recorded a tax benefit for continuing operations of $49.5 million which represents an effective tax rate of 10%. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges related to Cornerstone, Lending and Real Estate and the establishment of a valuation allowance on deferred tax assets related to the ARO impairment. In 2007 the Company recorded a tax provision for continuing operations of $28.9 million which represents an effective tax rate of 35%. The 2007 tax rate approximates the federal statutory rate of 35% due to benefits from foreign tax credits, which offset interest on tax contingencies, and lower state taxes due to discrete items recognized in the period.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        In 2008 the Company recorded a tax benefit for continuing operations of $7.5 million which represents an effective tax rate of 2%. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to non-deductible impairment charges related to Cornerstone, Lending and Real Estate and the establishment of a valuation allowance on deferred tax assets related to the ARO impairment. In 2007 the Company recorded a tax provision for continuing operations of $71.3 million which represents an effective tax rate of 36%. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by foreign tax credits associated with equity income from unconsolidated affiliates.

        As of December 31, 2007 and June 30, 2008, the Company had unrecognized tax benefits of approximately $233.2 million and $224.2 million, respectively. Unrecognized tax benefits for the six months ended June 30, 2008 decreased by $9.0 million of which $3.4 million was recorded as a benefit to discontinued operations and relates to the effective settlement of prior year tax positions with the Internal Revenue Service and the remaining decrease principally relating to the reversal of deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the three and six months ended June 30, 2008 is $2.6 million and $5.3 million, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2008 the Company has accrued $46.5 million for the payment of interest. There are no material accruals for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $37.5 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Discontinued operations in the accompanying consolidated statements of operations include Entertainment Publications, Inc. ("EPI") through May 30, 2008 and HSE through June 30, 2007. Quiz TV Limited, iBuy, TV Travel Shop, Styleclick and ECS are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Results from these discontinued operations, net of tax, in the second quarter of 2008 and 2007 were a loss of $0.5 million and income of $4.9 million, respectively. The 2008 amount is principally due to losses of EPI, partially offset by income of TV Travel Shop. The 2007 amount is principally due to the income of HSE and iBuy, partially offset by losses of EPI.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Losses from discontinued operations, net of tax, in 2008 and 2007 were $6.7 million and $4.1 million, respectively. The 2008 amount is principally due to the losses of EPI, partially offset by income of TV Travel Shop and a tax benefit on reserves released during the first quarter related to HSN International. The 2007 amount is principally due to the losses of EPI, partially offset by income of HSE.

        Additionally, the Company recognized after-tax gains in 2008 and 2007 of $22.6 million and $35.1 million on the sales of EPI and HSE, respectively.

        In addition to the discussion of the consolidated results above, the following is a discussion of the results of New IAC and each of the businesses to be established by the spin-off transaction.

        Refer to Note 5 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to Operating Income.

NEW IAC

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Revenue:
Media & Advertising	$186,325	$174,023	7%	$401,863	$342,077	17%
Match	93,282	86,601	8%	183,818	169,002	9%
ServiceMagic	35,871	25,268	42%	64,819	46,862	38%
Emerging Businesses	48,538	34,585	40%	92,301	63,022	46%
Intercompany elimination	(9,602)	(1,587)	(505)%	(17,328)	(2,077)	(734)%

Total	$354,414	$318,890	11%	$725,473	$618,886	17%

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Operating Income (Loss):
Media & Advertising	$29,761	$(10,702)	NM	$60,699	$(191)	NM
Match	19,626	12,147	62%	26,762	20,331	32%
ServiceMagic	8,906	6,177	44%	14,516	11,477	26%
Emerging Businesses	(9,131)	4,567	NM	(18,078)	922	NM
Corporate	(67,607)	(48,070)	(41)%	(121,604)	(93,652)	(30)%

Total	$(18,445)	$(35,881)	49%	$(37,705)	$(61,113)	38%

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Operating Income Before Amortization:
Media & Advertising	$35,850	$11,740	205%	$73,018	$28,937	152%
Match	22,865	19,580	17%	33,004	27,978	18%
ServiceMagic	9,445	7,102	33%	15,594	13,324	17%
Emerging Businesses	(7,809)	5,671	NM	(15,274)	3,492	NM
Corporate	(37,714)	(22,062)	(71)%	(65,426)	(44,488)	(47)%

Total	$22,637	$22,031	3%	$40,916	$29,243	40%

  Media & Advertising

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Media & Advertising consists of proprietary properties such as Ask.com, Fun Web Products, Citysearch and Evite and network properties which include distributed search, sponsored listings and toolbars.

        Revenue grew 7% to $186.3 million, due to improved economics associated with the renewed partnership with Google, which resulted in an increase in revenue per query across all proprietary search sites. Revenue further benefited from an increase in revenue per query and queries from Fun Web Products. Revenue per query at Ask.com grew, even excluding the benefits of the renewed contract. Ask.com continued to grow its core user base which searches most frequently, while queries declined overall due largely to significantly reduced marketing. Proprietary revenue represented 75% of total Media & Advertising revenue during the quarter. Network revenue declined as expected due to the planned discontinuation of relationships with certain network partners. At Citysearch, a growing audience drove revenue.

        Operating Income Before Amortization increased 205% to $35.8 million, primarily due to the revenue growth noted above, as well as a reduction in the current year of $8.0 million in revenue share payments to third party traffic sources which is a direct result of the shift from network to proprietary revenue. Also contributing to the increase in Operating Income Before Amortization was a decrease of $5.0 million in selling and marketing expense, partially offset by an increase of $2.0 million in other operating expense. The decrease in selling and marketing expense is primarily due to a decrease of $8.1 million in advertising and promotional expenditures due largely to significantly reduced marketing. The increase in other operating expense was primarily due to an increase of $1.5 million in compensation and other employee-related costs due in part to an 8% increase in headcount, as our Media & Advertising businesses continue to upgrade and enhance their search technology and products.

        Operating income increased $40.5 million to $29.8 million, primarily due to the increase in Operating Income Before Amortization described above and a $16.3 million decrease in amortization of non-cash marketing.

        As discussed, the Company has entered into a new paid listings agreement with Google effective January 1, 2008. The new contract limits our ability to distribute sponsored listings to certain network partners. This will lead to a greater percentage of revenues for our Media & Advertising segment coming from the higher-margin proprietary side of the business, and a lesser percentage from the lower-margin network business, an effect impacting results for 2008. The shift in revenue streams will continue, but at a more rapid pace in the second half of the year. As a result, for the remainder of 2008 we expect to see continuing strong margins and benefits to profit growth, while simultaneously seeing a negative impact on revenue growth.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue grew 17% to $401.9 million, due to improved economics associated with the renewed partnership with Google, which resulted in an increase in revenue per query across all proprietary search sites. Revenue further benefited from an increase in both queries and revenue per query at Fun Web Products and from distributed search. Revenue and revenue per query at Ask.com grew, even excluding the benefits of the renewed contract. Queries declined overall due largely to significantly reduced marketing which more than offset growth in the core user base which searches most frequently. Network revenue declined as expected due to the planned discontinuation of relationships with certain network partners.

        Operating Income Before Amortization increased 152% to $73.0 million, primarily due to the revenue growth noted above, partially offset by increases of $9.7 million in cost of sales and $7.1 million in other operating expense. The increase in cost of sales primarily related to revenue share payments to third parties who redirect traffic to the Ask.com landing page. These payments increased in 2008 as a direct result of the growth in distribution revenue which is included in proprietary revenue at IAC Search and Media. Partially offsetting this increase is a decrease in revenue share payments related to lower network revenue. The increase in other operating expense was primarily due to an increase of $5.9 million in compensation and other employee-related costs as described above in the three month discussion.

        Operating income increased $60.9 million to $60.7 million, primarily due to the increase in Operating Income Before Amortization described above and a $16.8 million decrease in amortization of non-cash marketing.

  Match

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Revenue grew 8% to $93.3 million, reflecting a 4% and 15% increase in international subscribers and revenue per subscriber, respectively, and 3% growth in revenue per subscriber in North America where subscribers were flat year over year. The growth in international paid subscribers was driven by expansion in several markets, most notably Scandinavia, Australia and Latin America. Chemistry.com continued to grow subscribers strongly during the second quarter of 2008.

        Operating Income Before Amortization increased 17% to $22.9 million, growing at a faster rate than revenue primarily due to lower customer acquisition costs as a percentage of revenue, due to more efficient spending.

        Operating income increased 62% to $19.6 million, primarily due to the increase in Operating Income Before Amortization discussed above and a $4.1 million decrease in amortization of non-cash marketing.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue grew 9% to $183.8 million, reflecting a 4% and 14% increase in international subscribers and revenue per subscriber, respectively, and 4% growth in revenue per subscriber in North America where subscribers were flat year over year. The growth in international paid subscribers was driven by factors described above in the three month discussion.

        Operating Income Before Amortization increased 18% to $33.0 million, growing at a faster rate than revenue primarily due to lower international customer acquisition costs as a percentage of revenue, partially offset by an increase in domestic customer acquisition costs. The increase in domestic customer acquisition costs reflects an increase in spending related to Chemistry.com, which continues to grow subscribers, partially offset by reductions in other domestic marketing spend.

        Operating income increased 32% to $26.8 million primarily due to the increase in Operating Income Before Amortization discussed above and a $1.4 million decrease in amortization of non-cash marketing.

  ServiceMagic

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Revenue grew 42% to $35.9 million, benefiting from a 34% increase in customer service requests and continued improved monetization of service requests to a more active service provider network.

        Operating Income Before Amortization increased 33% to $9.4 million, growing at a slower rate than revenue primarily due to increased marketing expenses as a percent of revenue and increased compensation and other employee-related costs associated with the expansion of the sales force due in part to the opening of a new call center in Kansas City in the second quarter of 2007.

        Operating income increased 44% to $8.9 million, primarily due to the increase in Operating Income Before Amortization discussed above and a $0.4 million decrease in amortization of intangibles.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue grew 38% to $64.8 million, driven primarily by the factors described above in the three month discussion.

        Operating Income Before Amortization increased 17% to $15.6 million, primarily due to the increase in revenue noted above, offset by increases of $9.3 million in cost of sales, $3.7 million in selling and marketing expense and $2.2 million in general and administrative expense. The increase in costs of sales is primarily driven by increased customer acquisition costs. Selling and marketing expense reflects increased compensation and other employee-related costs associated with the expansion of the sales force as described above in the three month discussion, and offline marketing expenses. Contributing to the increase in general and administrative expense are increases of $0.9 million and $0.6 million in compensation and other employee-related costs and bad debt expense, respectively.

        Operating income increased 26% to $14.5 million, primarily due to the increase in Operating Income Before Amortization discussed above and a $0.8 million decrease in amortization of intangibles.

  Emerging Businesses

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Emerging Businesses include Shoebuy, ReserveAmerica, Pronto.com, Gifts.com, InstantAction.com, Connected Ventures, 23/6, VeryShortList.com, RushmoreDrive.com and Life123.com, as well as other start-up businesses.

        Revenue grew 40% to $48.5 million reflecting strong growth at Pronto.com and Shoebuy.

        Operating Income Before Amortization and operating income decreased $13.5 million and $13.7 million, respectively, to losses of $7.8 million and $9.1 million, respectively. Losses increased due primarily to the inclusion in the prior year's results of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture as well as increased operating expenses associated with RushmoreDrive.com and other start-up businesses not in the year ago period.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue grew 46% to $92.3 million reflecting strong growth at Pronto.com and Shoebuy.

        Operating Income Before Amortization and operating income decreased $18.8 million and $19.0 million, respectively, to losses of $15.3 million and $18.1 million, respectively, primarily driven by the factors described above in the three month discussion.

  Corporate

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Operating Income Before Amortization decreased 71% to a loss of $37.7 million reflecting an increase of $12.6 million in expenses related to the Proposed Spin-Offs.

        Operating loss increased 41% to $67.6 million, primarily due to the increase in Operating Income Before Amortization loss discussed above and a $3.9 million increase in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to equity grants issued subsequent to the second quarter of 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the IAC Search & Media and Cornerstone Brands acquisitions, as these awards vest, as well as the impact of equity modifications recorded in the prior year.

        The Company expects corporate operating expenses for the remainder of 2008 to be significantly higher than the comparable period in 2007 due to charges associated with equity award modifications to be made in connection with, and additional professional fees relating to, the Proposed Spin-Offs.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Operating Income Before Amortization decreased 47% to a loss of $65.4 million, primarily due to an increase of $21.1 million in expenses related to the Proposed Spin-Offs.

        Operating loss increased 30% to $121.6 million, primarily due to the increase in Operating Income Before Amortization loss discussed above and a $7.0 million increase in non-cash compensation expense.

HSNi

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Revenue:
HSN	$460,912	$415,377	11%	$939,885	$869,430	8%
Cornerstone	234,961	266,297	(12)%	432,915	479,072	(10)%
Intercompany elimination	(47)	(168)	(72)%	(88)	(291)	70%

Total	$695,826	$681,506	2%	$1,372,712	$1,348,211	2%

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Operating Income (Loss):
HSN	$26,736	$21,777	23%	$54,327	$51,837	5%
Cornerstone	(298,573)	13,044	NM	(305,923)	18,170	NM

Total	$(271,837)	$34,821	NM	$(251,596)	$70,007	NM

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Operating Income Before Amortization:
HSN	$27,423	$22,872	20%	$58,872	$54,587	8%
Cornerstone	3,093	15,172	(80)%	(2,143)	22,841	NM

Total	$30,516	$38,044	(20)%	$56,729	$77,428	(27)%

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Revenue grew 2% to $695.8 million, primarily due to 11% growth at HSN, partially offset by a decline of 12% at Cornerstone. Online sales continued to grow at a double digit rate in the second quarter of 2008. HSN's revenue growth reflects a 5% increase in average price point, a 4% increase in units shipped and an 80 basis point decrease in return rates. The increase in average price point is primarily due to a shift in sales mix from jewelry and apparel & accessories to the home division (including electronics and housewares) and health & beauty categories. During the quarter, HSN continued to improve sales efficiency and increased the number and average spend of active customers. HSN's total active customers grew 3% during the quarter. Cornerstone revenue declined primarily due to an 8% decrease in units shipped and a 3% decrease in average price point as the business continues to be affected by the difficult retail environment, particularly in the home category.

        Operating Income Before Amortization decreased 20% to $30.5 million, primarily due to a 240 basis point decrease in gross margins. Operating Income Before Amortization at HSN increased 20% to $27.4 million, primarily driven by the increase in revenue noted above, partially offset by a decrease in gross margins of 110 basis points and an increase of $6.6 million in shipping and handling costs. Gross margins were adversely impacted by an increase in cost of sales as a percentage of revenue due to a shift in mix to lower gross margin products, primarily electronics and housewares. Shipping and handling costs grew at a faster rate than revenue primarily due to increased fuel surcharges charged by HSNi's shipping partners combined with a shift in product mix to heavier merchandise. Operating Income Before Amortization at Cornerstone declined 80% to $3.1 million, primarily driven by a decrease in gross margins of 315 basis points reflecting a shift in mix to lower gross margin products in a highly promotional retail environment, partially offset by reduced costs associated with a 26% decline in catalog circulation. Lower return rates favorably impact gross margins as lower returns result in lower warehouse processing costs and lower inventory markdowns. The year over year impact of the decrease in overall return rates on gross margins is $1.9 million.

        Operating income decreased $306.7 million to a loss of $271.8 million, resulting primarily from a goodwill and indefinite-lived intangible assets impairment charge of $300.0 million at Cornerstone and the decrease in Operating Income Before Amortization described above. Operating income at HSN increased 23% to $26.7 million, driven by the increase in Operating Income Before Amortization described above, as well as a decrease of $0.5 million in amortization of intangibles, partially offset by an increase of $0.1 million in amortization of non-cash marketing. Operating income at Cornerstone decreased $311.6 million to a loss of $298.6 million, primarily reflecting impairment charges of $221.5 million and $78.5 million related to goodwill and indefinite-lived intangible assets, respectively, which were recorded in the second quarter of 2008 in the accompanying consolidated statements of operations as a component of operating loss. The impairment charge related to indefinite-lived intangible assets has been included in amortization of intangibles. These impairments are due, in part, to the significant deterioration in the macro economic environment for retailers, particularly in the home and apparel categories (which are Cornerstone's primary markets), the negative impact of this environment on Cornerstone's performance and the related reduction in market valuations for retailers. The effect of these market conditions has been exacerbated by execution issues and turnover of management of certain catalogs within Cornerstone.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue grew 2% to $1.4 billion, primarily due to 10% growth at HSN, excluding America's Store, which ceased operations on April 3, 2007, partially offset by a decline of 10% at Cornerstone. Online sales continued to grow at a double digit rate in the first half of 2008. HSN's revenue grew 8%, reflecting a 5% increase in average price point, a 3% increase in units shipped, partially offset by a 10 basis point increase in return rates. The increase in average price point is primarily due to a shift in sales mix from jewelry and apparel & accessories to the home division (including electronics). During the first half of 2008, HSN continued to improve sales efficiency and increased the number and spend of active customers. Cornerstone revenue declined primarily due to a 6% decrease in units shipped and a 3% decrease in average price point. Cornerstone, which is principally comprised of home and apparel merchandise, continues to be affected by the difficult retail environment.

        Operating Income Before Amortization decreased 27% to $56.7 million, primarily due to a 240 basis point decrease in gross margins, an increase of $8.3 million in shipping and handling costs and the effect of merchandise clearance and promotional pricing, partially offset by lower inventory reserves. Operating Income Before Amortization at HSN increased 8% to $58.9 million, primarily driven by the increase in revenue noted above, partially offset by a decrease in gross margins of 120 basis points. Gross margins were adversely impacted by a shift in mix to lower gross margin products, primarily electronics, partially offset by lower inventory reserves. Operating Income Before Amortization at Cornerstone declined from $22.8 million in 2007 to a loss of $2.1 million in 2008, primarily driven by a decrease in gross margins of 350 basis points reflecting a shift in mix to lower gross margin products, an aggressive increase in promotional pricing and clearance activity and an increase in fulfillment costs, partially offset by reduced costs associated with a 21% planned decline in catalog circulation.

        Operating income decreased $321.6 million to a loss of $251.6 million, resulting primarily from the goodwill and indefinite-lived intangible assets impairment charges of $300.0 million described above in the three month discussion. Also contributing to the decrease in operating income was the decrease in Operating Income Before Amortization described above. Operating income at HSN increased 5% to $54.3 million, driven by the increase in Operating Income Before Amortization described above, as well as a decrease of $2.0 million in amortization of intangibles, partially offset by an increase of $3.8 million in amortization of non-cash marketing. Operating income at Cornerstone decreased $324.1 million to a loss of $305.9 million, primarily reflecting impairment charges of $221.5 million and $78.5 million related to goodwill and indefinite-lived intangible assets, respectively, as described above in the three month discussion.

Ticketmaster

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Revenue	$382,369	$293,416	30%	$731,350	$596,993	23%
Operating Income	$44,845	$49,962	(10)%	$95,870	$114,745	(16)%
Operating Income Before Amortization	$59,183	$56,629	5%	$120,866	$128,265	(6)%

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Revenue grew 30% to $382.4 million, driven by increases in both domestic and international revenue as worldwide tickets sold increased 7% with a 10% increase in average revenue per ticket. Domestic revenue grew by 31% primarily due to a 9% increase in average revenue per ticket, a 5% increase in the number of tickets sold and contributions from TicketsNow and Paciolan, acquired in February and January 2008, respectively. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees due in part to annual contractual increases. International revenue grew by 30%, or 21% excluding the impact of foreign exchange, primarily due to increased revenue from Canada, China (Emma Entertainment acquired in August 2007) and Australia. Acquisitions contributed approximately $45.0 million to Ticketmaster's overall revenue growth in 2008.

        Operating Income Before Amortization increased 5% to $59.2 million, growing at a slower rate than revenue primarily due to increases in cost of sales and selling and marketing expense both as a percentage of revenue. The increase in cost of sales was driven primarily by increases of $20.5 million in ticketing royalties resulting from higher revenue and higher royalty rates, $13.9 million in compensation and other employee related costs and $6.8 million in credit card processing fees. Selling and marketing expense increased by $16.4 million primarily due to increases of $11.1 million in advertising and promotional expenditures and $2.9 million in compensation and other employee related costs. The increase in advertising and promotional expenditures is due in part to costs associated with its agreements with resale partners which are intended to promote Ticketmaster's ticket exchange offering. Also impacting Operating Income Before Amortization is an increase in general and administrative expense. The increase in general and administrative expense is primarily due to increases of $5.6 million in compensation and other employee-related costs, $1.4 million in rent and utilities and $0.9 million in bad debt expense, partially offset by a $4.2 million decrease in professional fees. The decrease in professional fees is primarily due to the prior year including an increase in certain litigation reserves. Contributing to the increase in cost of sales, selling and marketing expense and general and administrative expense is the impact of acquisitions not in the year ago period of $28.3 million, $11.0 million and $7.1 million, respectively.

        Operating income decreased 10% to $44.8 million, despite the increase in Operating Income Before Amortization described above primarily due to increases of $4.9 million in amortization of intangibles and $2.8 million in non-cash compensation expense due to principally to the TicketsNow and Paciolan acquisitions.

        During the second quarter of 2008, Ticketmaster began a comprehensive review of its worldwide cost structure in light of significant investments that have been made through increased operating and capital expenditures, acquisitions in recent periods, and in advance of the termination of the Live Nation agreement in 2009. As a result of this review, Ticketmaster currently intends to take the following actions, among others, which it currently expects will reduce its operating expenditures by an estimated $35 million on an annualized basis: (i) integration of Paciolan and TicketsNow, which were acquired in January and February 2008, respectively, (ii) the rationalization of certain ticketing platforms, products and services, (iii) certain operating cost reductions, including, among others, reductions in personnel, payment processing and discretionary costs, (iv) the consolidation of customer contact centers and (v) the review of global marketing and sponsorship costs for efficiency. Ticketmaster currently expects that achieving these actions will require some up-front costs, principally severance costs and lease termination costs, as well as the accelerated amortization of capitalized software and leasehold improvements, which costs and charges are currently expected to be $4.0–$6.0 million in total. Ticketmaster expects that these up-front costs and charges will principally impact its 2008 results, starting in the third quarter, but the aggregate cash costs of these actions are not expected to materially impact Ticketmaster's overall financial position or liquidity.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue grew 23% to $731.3 million, driven by increases in both domestic and international revenue as worldwide tickets sold increased 5% with an 8% increase in average revenue per ticket. Domestic revenue grew by 22% primarily due to contributions from TicketsNow and Paciolan, acquired in February and January 2008, respectively, as well as an 8% increase in average revenue per ticket and a 3% increase in the number of tickets sold. The increase in average domestic revenue per ticket resulted from higher convenience and processing fees due in part to annual contractual increases. International revenue grew by 23%, or 13% excluding the impact of foreign exchange, primarily due to increased revenue from Canada, China and Australia. Acquisitions contributed approximately $61.9 million to Ticketmaster's overall revenue growth in 2008.

        Operating Income Before Amortization decreased 6% to $120.9 million, despite the higher revenue noted above primarily due to increases in cost of sales and selling and marketing expense both as a percentage of revenue. The increase in cost of sales was driven primarily by increases of $33.2 million in ticketing royalties resulting from higher revenue and higher royalty rates, $25.1 million in compensation and other employee related costs associated, in part, with a 22% increase in headcount, or 4% excluding the impact of recent acquisitions and $8.3 million in credit card processing fees. Selling and marketing expense increased by $28.6 million primarily due to increases of $19.3 million in advertising and promotional expenditures and $5.3 million in compensation and other employee related costs as Ticketmaster continues to build out its worldwide infrastructure. The increase in advertising and promotional expenditures is due in part to an increase in marketing efforts including online and resale ticket services such as ticket exchange. Also contributing to the decrease in Operating Income Before Amortization is an increase in general and administrative expense. The increase in general and administrative expense is primarily due to an increase of $9.2 million in compensation and other employee-related costs. Contributing to the increase in cost of sales, selling and marketing expense and general and administrative expense is the impact of acquisitions not in the year ago period of $39.6 million, $15.5 million and $11.2 million, respectively.

        Operating income decreased 16% to $95.9 million, primarily due to the decrease in Operating Income Before Amortization described above and increases of $6.9 million in amortization of intangibles and $4.6 million in non-cash compensation expense due to principally to the TicketsNow and Paciolan acquisitions.

Tree.com

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Revenue:
Lending	$49,768	$98,604	(50)%	$111,579	$198,602	(44)%
Real Estate	10,215	15,358	(33)%	18,597	28,589	(35)%

Total	$59,983	$113,962	(47)%	$130,176	$227,191	(43)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Operating Loss:
Lending	$(111,087)	$(1,312)	(8,368)%	$(114,745)	$(1,185)	(9,577)%
Real Estate	(65,639)	(8,734)	(652)%	(70,681)	(16,706)	(323)%

Total	$(176,726)	$(10,046)	(1,659)%	$(185,426)	$(17,891)	(936)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Operating Income Before Amortization:
Lending	$(3,509)	$1,667	NM	$(4,523)	$4,780	NM
Real Estate	(3,589)	(5,572)	36%	(7,523)	(12,129)	38%

Total	$(7,098)	$(3,905)	(82)%	$(12,046)	$(7,349)	(64)%

  Lending

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Revenue decreased 50% to $49.8 million, primarily due to fewer loans originated and sold into the secondary market and fewer Qualification Forms transmitted to and loans closed at the exchange.

Investors' and lenders' continued narrow focus on traditional mortgage offerings contributed to lower close rates and a shift to lower margin offerings as compared to the prior year. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2008 decreased 44% to $4.3 billion. This includes refinance mortgages of $2.5 billion, purchase mortgages of $1.2 billion and home equity loans of $0.5 billion. The dollar value of closed loans in 2007 was $7.7 billion, including refinance mortgages of $4.0 billion, purchase mortgages of $2.2 billion and home equity loans of $1.2 billion. Revenue from all home loan offerings declined with home equity loans, purchase mortgage revenue and refinance mortgage revenue declining 75%, 44% and 44%, respectively.

        Operating Income Before Amortization decreased to a loss of $3.5 million, declining at a faster rate than revenue due to higher costs per loan sold resulting from lower close rates and stricter underwriting criteria, partially offset by decreases of $21.9 million in selling and marketing expense and $13.9 million in general and administrative expense. The decrease in selling and marketing expense is primarily due to a decrease of $23.5 million in advertising and promotional expenditures. In 2008, Lending experienced decreased spending of $14.7 million, $4.4 million and $2.4 million associated with online marketing and print and television advertising, respectively. General and administrative expense declined primarily due to a decrease of $6.1 million in compensation and other employee-related costs resulting from reductions in workforce that occurred during and subsequent to the second quarter of 2007, and decreases of $2.8 million and $2.5 million in professional fees and restructuring expense, respectively.

        Operating loss increased by $109.8 million to a loss of $111.1 million, resulting primarily from a goodwill impairment charge of $71.5 million which was recorded in the second quarter of 2008 in the accompanying consolidated statements of operations as a component of operating loss. In addition, an impairment charge of $33.4 million was recorded in the second quarter of 2008 in connection with the write-down of an indefinite-lived intangible asset which has been included in amortization of intangibles. These impairments resulted from the Company's most recent reassessment of the likely future profitability of Lending in light of the persistent adverse mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities. These adverse conditions include, among others, constrained liquidity, lender focus on low margin conforming loans, uncertainty as to the eventuality and timing of the return of higher margin mortgage offerings, the decline in real estate values and a high rate of delinquency for existing mortgages. The Company updated its assessment of mortgage and real estate market conditions and Tree.com's responsive operational strategies during the second quarter of 2008 and quantified these considerations in Tree.com's future forecasted results. Also contributing to the increase in operating loss was the decrease in Operating Income Before Amortization described above.

        Continued adverse market conditions may give rise to continued operating losses and require additional restructuring of Tree.com's operations and could give rise to additional restructuring charges and additional impairment charges.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue decreased 44% to $111.6 million, primarily due to fewer loans originated and sold into the secondary market and fewer Qualification Forms transmitted to and loans closed at the exchange, partially offset by higher revenue per loan sold. Lenders' continued narrow focus on traditional mortgage offerings contributed to lower close rates and a shift to lower margin offerings as compared to the prior year. The dollar value of loans closed by exchange lenders and directly by LendingTree Loans in 2008 decreased 43% to $8.6 billion. This includes refinance mortgages of $5.2 billion, purchase mortgages of $2.2 billion and home equity loans of $1.0 billion. The dollar value of closed loans in 2007 was $15.0 billion, including refinance mortgages of $8.1 billion, purchase mortgages of $4.0 billion and home equity loans of $2.5 billion. Revenue from all home loan offerings declined with home equity loans, purchase mortgage revenue and refinance mortgage revenue declining 75%, 41% and 33%, respectively.

        Operating Income Before Amortization decreased to a loss of $4.5 million, declining at a faster rate than revenue due to the factors noted above in the three month discussion, partially offset by decreases of $41.7 million in selling and marketing expense and $21.0 million in general and administrative expense. The decrease in selling and marketing expense is primarily due to a decrease of $44.7 million in advertising and promotional expenditures. In 2008, Lending experienced decreased spending of $25.6 million, $10.5 million and $6.5 million associated with online marketing and print and television advertising, respectively. General and administrative expense declined primarily due to a decrease of $12.6 million in compensation and other employee-related costs resulting primarily from the reductions in workforce that occurred during and subsequent to the second quarter of 2007, as well as a decrease of $2.1 million in restructuring expense. Operating Income Before Amortization was further impacted by a $1.4 million provision for loan losses in 2008, compared to $3.7 million in 2007.

        Operating loss increased by $113.6 million to a loss of $114.7 million, resulting primarily from the goodwill and indefinite-lived intangible asset impairment charges described above in the three month discussion. Also contributing to the increase in operating loss was the decrease in Operating Income Before Amortization described above.

  Real Estate

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Revenue decreased 33% to $10.2 million, primarily due to fewer closings at the builder and broker networks and the absence of revenue from the agent network business which ceased operations in December 2007. These decreases in revenue were partially offset by increased closings at the company owned brokerage business. The company owned brokerage business, now operating in 14 markets, grew revenue 24% during the second quarter of 2008.

        Operating Income Before Amortization loss decreased 36% to a loss of $3.6 million, primarily due to lower marketing expenses and lower administrative costs resulting in part from the restructuring of the business in 2007 and 2008.

        Operating loss increased by $56.9 million to a loss of $65.6 million despite the increase in Operating Income Before Amortization described above, resulting primarily from a goodwill impairment charge of $61.0 million which was recorded in the second quarter of 2008 in the accompanying consolidated statements of operations as a component of operating loss. As described above in the Lending discussion this impairment resulted from the Company's most recent reassessment of the likely future profitability of Real Estate in light of the persistent adverse mortgage and real estate market conditions and the operational strategies Tree.com has undertaken in response to these market realities.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue and Operating Income Before Amortization loss decreased 35% and 38%, respectively, to $18.6 million and a loss of $7.5 million, respectively, primarily due to the factors described above in the three month discussion.

        Operating loss increased by $54.0 million to a loss of $70.7 million despite the increase in Operating Income Before Amortization described above, resulting primarily from a goodwill impairment charge of $61.0 million described above in the three month discussion.

ILG

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Revenue	$103,184	$85,885	20%	$219,121	$172,318	27%
Operating Income	$28,171	$27,782	1%	$68,962	$60,345	14%
Operating Income Before Amortization	$34,674	$34,095	2%	$81,970	$72,963	12%

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Revenue grew 20% to $103.2 million, primarily due to the acquisition of ResortQuest Hawaii on May 31, 2007, which contributed $14.5 million to ILG's revenue in 2008 compared to $5.7 million in 2007. Excluding ResortQuest Hawaii, revenue grew 11%. This was driven by an 11% increase in membership revenue and a 10% growth in revenue from confirmed vacations. Membership revenue grew due to a 4% increase in active members in addition to an increase in average fee. Confirmed vacations revenue, which includes transactional fees paid for exchange and Getaway transactions (i.e. vacations), increased due to a 6% increase in volume as well as a higher average fee compared to the prior year period. Total active members increased by 0.1 million from 2007 to approximately 2.0 million.

        Operating Income Before Amortization and operating income increased 2% and 1%, respectively, to $34.7 million and $28.2 million, respectively, growing at slower rates than revenue due primarily to the inclusion of the results of ResortQuest Hawaii, which was adversely impacted by a double digit decrease in flights to Hawaii during the second quarter of 2008, due in part to the bankruptcy of two low cost airlines serving the region. Also impacting Operating Income Before Amortization and operating income are higher operating expenses, primarily related to the shift in the timing of an industry conference from the first quarter of 2007 to the second quarter of 2008, additional expense associated with preparing to become a public company, and increased personnel and training costs to service a new contract in advance of revenue from that contract. Excluding the impact of ResortQuest Hawaii, Operating Income Before Amortization increased 2% to $33.7 million. The decrease in flights to Hawaii referred to above is expected to adversely impact results, at least in the near term.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        Revenue grew 27% to $219.1 million, primarily due to the acquisition of ResortQuest Hawaii, which contributed $33.6 million to ILG's revenue in the half of 2008 compared to $5.7 million since its acquisition on May 31, 2007. Excluding ResortQuest Hawaii, revenue grew 11%. This was driven by a 12% growth in revenue from confirmed vacations and a 10% increase in membership revenue. Both confirmed vacations revenue and membership revenue grew primarily due to the factors described above in the three month discussion.

        Operating Income Before Amortization and operating income increased 12% and 14%, respectively, to $82.0 million and $69.0 million, respectively, growing at slower rates than revenue due primarily to the inclusion of the results of ResortQuest Hawaii. Excluding the impact of ResortQuest Hawaii, Operating Income Before Amortization increased 7% to $77.0 million. This increase is due to the higher revenue noted above, partially offset by increases in cost of sales and general and administrative expense.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2008, the Company had $1.4 billion of cash and cash equivalents and restricted cash and cash equivalents and $143.4 million of marketable securities, including $365.3 million in funds representing amounts equal to the face value of tickets sold by Ticketmaster on behalf of its clients.

        During the six months ended June 30, 2008 and 2007, IAC purchased 6.0 million and 7.6 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $145.6 million and $288.2 million, respectively. In 2006, the Company announced that its Board of Directors authorized the repurchase of up to 60 million shares of IAC common stock of which 44.8 million shares remain at July 25, 2008. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $331.3 million and $429.7 million in 2008 and 2007, respectively. The decrease of $98.4 million in net cash provided by operating activities reflects a decrease in net proceeds from sales of loans held for sale of $175.9 million, partially offset by lower cash taxes paid of $82.7 million and an increased contribution from Ticketmaster client funds of $10.2 million, which is primarily due to timing of settlements with clients.

        Net cash used in investing activities attributable to continuing operations in 2008 of $311.4 million primarily resulted from acquisitions, net of cash acquired, of $427.4 million, capital expenditures of $82.8 million and an increase in long-term investments of $59.2 million, partially offset by the net proceeds of $170.0 million related to the purchases, sales and maturities of marketable securities, $60.9 million in proceeds from the sale of long-term investments and $32.9 million in proceeds from discontinued operations. Acquisitions, net of cash acquired in 2008 primarily relate to the acquisitions of Paciolan, TicketsNow and GET ME IN! Ltd. The increase in long-term investments is primarily due to the Company's equity investment in The HealthCentral Network. The proceeds from the sale of long term investments and discontinued operations relate primarily to the sale of Points and EPI, respectively. Net cash used in investing activities attributable to continuing operations in 2007 of $374.6 million primarily resulted from an increase in long-term investments of $221.6 million, acquisitions, net of cash acquired, of $185.5 million and capital expenditures of $103.1 million, partially offset by the net proceeds of $120.9 million related to the purchases, sales and maturities of marketable securities. During the second quarter 2007, the Company made investments which totaled $247.8 million in entities that are accounted for under the equity method. This includes the conversion of a convertible note which was carried at $26.5 million. The most significant investment made by the Company was in Front Line Management Group, Inc.

        Net cash used in financing activities attributable to continuing operations in 2008 of $161.6 million was primarily due to the purchase of treasury stock of $145.6 million and principal payments on long-term obligations of $21.0 million. Net cash used in financing activities attributable to continuing operations in 2007 of $438.2 million was primarily due to the purchase of treasury stock in the amount of $322.6 million, increased net payments under various lines of credit of $125.9 million at LendingTree Loans and principal payments on long-term obligations of $20.1 million, partially offset by the proceeds from the issuance of common stock pursuant to stock option exercises of $20.7 and the excess tax benefits from stock-based awards of $11.2 million. The increased payments under various lines of credit is directly related to the decrease in loans held for sale included within cash flows from operating activities.

        Net cash used in discontinued operations in 2008 and 2007 of $25.7 million and $27.5 million, respectively, relates primarily to the operations of EPI. The Company does not expect future cash flows associated with existing discontinued operations to be material.

        As of June 30, 2008, the Company had $913.0 million in short and long-term obligations, of which $77.8 million, consisting principally of various lines of credit are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013 (the "2002 Senior Notes") and the Liberty Bonds due September 1, 2035. Interest on the Liberty Bonds is payable at a rate of 5% per annum.

        As of June 30, 2008, LendingTree Loans had committed lines of credit totaling $100 million, of which $50 million expires on October 31, 2008, and another $50 million expires on January 24, 2009, and an uncommitted line of credit of $150 million. The $50 million committed line of credit that expires on January 24, 2009 and the $150 million uncommitted line are provided by the same lender. The $50 million committed line that expires on October 31, 2008 is provided by one other lender. The committed line of credit that expires on January 24, 2009 can be cancelled at the option of the lender without default upon sixty days notice. However, if the lender determines at any time prior to January 24, 2009 the Proposed Spin-Off materially and adversely affects Tree.com, the lender reserves the right to deem the line of credit expired prior to January 24, 2009. LendingTree Loans is highly dependent on the availability of credit to finance its operations. Its inability to renew or replace existing facilities upon expiration or termination, which could be impacted by continuing disruptions in the credit market, would adversely impact its results of operations and financial condition. Borrowings under these lines of credit are used to fund, and are secured by, consumer residential loans that are held for sale. Loans under these lines of credit are repaid from proceeds from the sales of loans held for sale by LendingTree Loans. The interest rate under these lines of credit is 30-day LIBOR plus 75 to 140 basis points, but may be higher under certain circumstances. At June 30, 2008 there was $75.4 million outstanding under the committed lines of credit. Under the terms of the committed lines of credit, LendingTree Loans is required to maintain various financial and other covenants. These financial covenants include, but are not limited to, maintaining (i) minimum levels of tangible net worth, cash on hand with a certain lender and liquid assets, (ii) a maximum ratio of total liabilities to net worth and (iii) positive pre-tax net income on a quarterly basis. During the second quarter of 2008, LendingTree Loans was in compliance with all covenants. Borrowings under all of LendingTree Loans' lines of credit are non-recourse to IAC and Tree.com.

        In connection with the IAC Search & Media acquisition, IAC guaranteed $115 million principal amount of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"). During 2008, $12.3 million of Convertible Notes was converted into 0.5 million IAC common shares and 0.5 million Expedia common shares. At June 30, 2008, all Convertible Notes have been converted.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions which could result in the reduction of its cash balance or the incurrence of debt. New IAC expects that 2008 capital expenditures will be lower than 2007.

        On June 11, 2008, IAC commenced a tender offer to purchase the outstanding 2002 Senior Notes for cash. On July 17, 2008, IAC entered into an agreement (the "Notes Exchange Agreement") with Interval Acquisition Corp. and a group of institutional holders unaffiliated with IAC that hold in excess of a majority in aggregate principal amount of the outstanding 2002 Senior Notes (the "Noteholders"). Under the Notes Exchange Agreement, subject to certain conditions, (i) IAC agreed to amend the outstanding tender offer to increase the price offered thereunder and agreed to exchange $300 million of senior notes to be issued by Interval Acquisition Corp. (the "Interval Senior Notes") to IAC for a portion of the 2002 Senior Notes held by certain of the Noteholders and (ii) the Noteholders agreed to tender the remaining 2002 Senior Notes held by them into the amended tender offer. The Interval Senior Notes are expected to be issued to IAC prior to the spin-off of ILG by IAC and will be exchanged with the Noteholders immediately after the spin-off.

        On July 25, 2008, (i) HSN, Inc. entered into a bank credit agreement with a syndicate of banks for a $150 million 5-year Term Loan A and a $150 million 5-year revolver, (ii) Interval Acquisition Corp. entered into a bank credit agreement with a syndicate of banks for a $150 million 5-year Term Loan A and a $50 million 5-year revolver and (iii) Ticketmaster entered into a bank credit agreement with a syndicate of banks for a $100 million 5-year Term Loan A, a $350 million 6-year Term Loan B and a $200 million 5-year revolver. The funding under the credit facilities remains subject to a number of conditions.

        On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 and Ticketmaster issued $300 million of 10.75% senior notes due 2016. The senior notes closed into escrow and will be released out of escrow to IAC shortly before completion of the spin-offs.

        The net proceeds of the HSNi and Ticketmaster senior note offerings, together with the net proceeds from Term Loan borrowings by HSNi, ILG and Ticketmaster under their respective bank credit facilities, will be used primarily to fund cash distributions to IAC prior to the Proposed Spin-Offs. The cash received by IAC will be used, in part, to fund the amended tender offer for the 2002 Senior Notes not exchanged for Interval Senior Notes, as well as to fund IAC's future growth and investment opportunities. Immediately following the Proposed Spin-Offs, IAC is expected to have $1.3 billion in net cash. IAC believes that its cash on hand along with its anticipated operating cash flows in 2008 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations(a)
Short and long term obligations(b)	$1,277,482	$127,907	$110,760	$115,275	$923,540
Capital lease obligations	3,943	2,284	1,659	—	—
Purchase obligations(c)	379,549	153,481	207,679	16,214	2,175
Operating leases	608,486	83,692	137,113	93,152	294,529

Total contractual cash obligations	$2,269,460	$367,364	$457,211	$224,641	$1,220,244

(a)
At June 30, 2008, the Company has recorded approximately $270.7 million of unrecognized tax benefits which included accrued interest of $46.5 million. This amount includes approximately $83.6 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at June 30, 2008. Included in the column "More than 5 Years" in the table is above is $750.0 million in 2002 Senior Notes. Upon completion of the Proposed Spin-Offs the cash received by way of distribution to New IAC will be used to fund the amended tender offer for the 2002 Senior Notes not exchanged for Interval Senior Notes.

(c)
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

Seasonality

        The Company's consolidated results are weighted to the second half of the year, particularly in the fourth quarter, as a result of the seasonal nature of HSNi.

        The seasonality related to certain of the individual segments is as follows:

        Seasonality impacts HSNi, with sales highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

        Lending and Real Estate revenue is subject to the cyclical and seasonal trends of the U.S. housing market. Home sales typically rise during the spring and summer months and decline during the fall and winter months. Refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. The broader cyclical trends in the mortgage and real estate markets have upset the usual seasonal trends.

        In New IAC's Media & Advertising segment, search queries and revenue tend to be strongest in the fourth quarter when seasonality in the retail industry may affect the prices advertisers are willing to pay for online inventory and keywords.

        Revenue at ILG is influenced by the seasonal nature of planned family travel with the first quarter generally experiencing the strongest bookings and the fourth quarter generally experiencing weaker bookings.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At June 30, 2008, there was approximately $36.9 million of NBC Universal Advertising credits available for use.

        The NBC Universal Advertising is excluded from Operating Income Before Amortization because it is non-cash and generally is incremental to the advertising the Company otherwise secures as a result of its ordinary cost/benefit marketing planning process. Accordingly, the Company's aggregate level of advertising, and the increased concentration of that advertising on NBC Universal network and cable channels, does not reflect what our advertising effort would otherwise be without these credits, which will expire on September 30, 2009 if not exhausted before then. As a result, management believes that treating the NBC Universal Advertising as an expense does not appropriately reflect its true cost/benefit relationship, nor does it best reflect the Company's long-term level of advertising expenditures. Nonetheless, while the benefits directly attributable to television advertising are always difficult to determine, and especially so with respect to the NBC Universal Advertising due to its incrementality and heavy concentration, it is likely that the Company does derive benefits from it, though management believes such benefits are generally less than those received through its regular advertising for the reasons stated above. Operating Income Before Amortization therefore has the limitation of including those benefits while excluding the associated expense.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating (loss) income by business and to net earnings available to common shareholders in total for the three and six months ended June 30, 2008 and 2007, see Note 5 to the consolidated financial statements.

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

        Based on the Company's total debt investment securities as of June 30, 2008, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $1.8 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.4 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

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

        When hedge accounting was discontinued, the affected loans held for sale were no longer adjusted for changes in fair value. However, the changes in fair value of the derivative instruments continue to be recognized in current earnings as a component of revenue. For the three and six months ended June 30, 2008, the Company recognized gains of $0.8 million and $0.7 million, respectively, related to the changes in fair value of derivative instruments related to loans held for sale.

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

        On January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). Prior to the adoption of SFAS 157 the recognition of gains and losses at the inception of a derivative contract were prohibited unless the fair value of the contract was evidenced by a quoted price in an active market. As no active market exists for IRLCs, such day one gains and losses were not recognized until the related loan was sold. Prior to January 1, 2008, guidance also prohibited including the value of servicing the loan in calculating the fair value of an IRLC. Such guidance was rescinded by Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). Accordingly, with the adoption of SFAS No. 157 and SAB 109 on January 1, 2008, the day one gains and servicing value, adjusted by the loan funding probability, are included in the value of IRLCs. Prior to the adoption of SFAS No. 157 and SAB 109 the recognition of such day one gains and servicing value were proscribed and these gains were only recognized until realized through the sale of the related loans. This change in treatment, therefore, is only related to the timing of revenue recognition. The net change in the fair value of the IRLCs and related forward delivery contracts, including the impact of day one gains and servicing value, for the three and six months ended June 30, 2008 resulted in gains of $12.3 million and $27.0 million, respectively, which have been recognized as a component of revenue in the accompanying consolidated statements of operations.

        The fair values of derivative financial instruments at LendingTree Loans are impacted by movements in market interest rates. Changes in the fair value of the derivative financial instruments would substantially be offset by changes in the fair value of the items for which risk is being mitigated. As of June 30, 2008, if market interest rates had increased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have increased by $0.3 million. As of June 30, 2008, if market interest rates had decreased by 100 basis points, the aggregate fair value of the derivative financial instruments and the hedged items at LendingTree Loans would have decreased by $0.7 million.

  Long-term Debt, including current maturities

        At June 30, 2008, the Company's outstanding debt approximated $913.0 million, with a substantial portion bearing fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses interest rate swaps to hedge a portion of this interest rate exposure. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of June 30, 2008, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and the balance of $350 million has been swapped to floating interest rates based on a spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at June 30, 2008 resulted in gains of $3.5 million which have been entirely offset by corresponding losses attributable to the fair value of our fixed rate debt.

        The majority of the Company's outstanding fixed-rate debt at June 30, 2008 relates to the $750 million outstanding under the 2002 Senior Notes and the $80 million outstanding under the Liberty Bonds. Excluding the $350 million under the 2002 Senior Notes, which currently pays a variable interest rate as a result of the outstanding swap agreements noted above, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $26.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. If the LIBOR rates were to increase (decrease) by 100 basis points, then the annual interest payments on the $350 million of variable-rate debt would have increased (decreased) by $3.5 million. Such potential increase or decrease in interest payments are based on certain simplifying assumptions, including a constant level and rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

        The Company formally designates and documents all hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the objective and strategy for undertaking the hedge transaction and the method of assessing ongoing effectiveness.

Equity Price Risk

        As part of the consideration for the sale of HSE on June 19, 2007, IAC received from Arcandor AG ("ARO") approximately 5.5 million shares of ARO stock (the "ARO Shares") valued at €141 million, plus additional consideration in the form of a contingent value right ("CVR"). The CVR has value of up to €54 million within three years. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made. The CVR is maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income. During the three and six months ended June 30, 2008 the change in the fair value of the CVR resulted in gains of $6.6 million and $10.9 million, respectively, which were recognized in current earnings. IAC's investment in the ARO Shares is accounted for as an available-for-sale marketable equity security under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and at June 30, 2008 is valued at €40.4 million or $63.8 million. During the second quarter of 2008, the Company concluded that the decline in the price of the ARO Shares was other than temporary and thus recorded a $132.6 million impairment charge that is included in "Other (expense) income" in the accompanying consolidated statement of operations. The loss was determined to be other than temporary due to (1) the significant, 72% decline in the ARO stock price from €25.90 at June 19, 2007 to €7.38 at June 30, 2008, and the duration of the decline in the ARO stock price and (2) the Company's assessment of the near-to-medium term prospects for a recovery to levels proximate to the initial carrying value of the ARO Shares.

        Following the Expedia spin-off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes and exercise of certain IAC warrants. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes and upon exercise of the warrants. Both the derivative liabilities and derivative assets are maintained at fair value each reporting period, and the changes in fair values, which are based upon changes in both IAC common stock and Expedia common stock, are recognized in current earnings as a component of other income. The net fair value adjustments recognized in current earnings during the three and six months ended June 30, 2008 were losses of $1.8 million and gains of $0.5 million, respectively. During the second quarter of 2008, the Convertible Notes were fully converted and the related derivatives expired.

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

Item 2.    Unregistered Sales and Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock during the quarter ended June 30, 2008. As of that date, 44,838,493 shares of common stock remained available for repurchase under the Company's previously announced October 2006 repurchase authorization. The Company may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to IAC's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to IAC's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3	Amended and Restated ByLaws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.
10.1†	Notes Exchange and Consent Agreement, dated July 17, 2008, among IAC/InterActiveCorp, Interval Acquisition Corp. and a group of institutional holders of IAC's 7% Senior Notes due 2013.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2008

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	August 6, 2008

QuickLinks

PART I—FINANCIAL STATEMENTS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
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