Form 10-K/A
period 2007-12-31
IAC/INTERACTIVECORP
filed 2008-10-24
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on October 24, 2008

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
Common Stock, $.001 par value
Warrants to Acquire 0.568454 of a Share of Common Stock
Warrants to Acquire 1.102090 of a Share of Common Stock

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of February 1, 2008, the following shares of the Registrant's Common Stock were outstanding (as adjusted to reflect IAC's one-for-two reverse stock split):

Common Stock, including 100,000 shares of restricted stock	126,195,405
Class B Common Stock	12,799,999

Total	138,995,404

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2007 was $7,358,354,529. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

        None

 EXPLANATORY NOTE

        The registrant hereby amends and restates in its entirety Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Item 8, Consolidated Financial Statements and Supplementary Data.

        On August 20, 2008, IAC completed its previously announced plan to separate into five publicly traded companies:

  •
  IAC, which includes:
  •
  the businesses comprising its Media & Advertising segment;

  •
  the Match and ServiceMagic segments;

  •
  the businesses comprising its Emerging Businesses group, including Shoebuy and ReserveAmerica, which were formerly included in the Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, Inc. ("HSNi"), which includes HSN TV, HSN.com, and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Interval Leisure Group, Inc. ("ILG"), which includes the businesses that comprised the Interval segment;

  •
  Ticketmaster, which includes its primary domestic and international operations as well as certain investments in unconsolidated affiliates; and

  •
  Tree.com, Inc. ("Tree.com"), which includes the businesses that comprised the Lending and Real Estate segments.

        We refer to this transaction as the "Spin-Off". Immediately subsequent to the Spin-Off, IAC effected a one-for-two reverse stock split.

        In addition, on May 30, 2008, IAC sold Entertainment Publications, Inc. ("EPI"), which previously comprised IAC's Entertainment segment.

        The Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and the Consolidated Financial Statements and Supplementary Data included in this Amendment No. 3 to the Annual Report on Form 10-K have been revised to present the results of operations and financial position of HSNi, ILG, Ticketmaster, Tree.com and EPI as discontinued operations for all periods presented. In addition, all IAC common stock share information in this report has been adjusted to reflect IAC's one-for-two reverse stock split in August 2008.

        This Amendment No. 3 only reflects the changes described above. No other information included in the Form 10-K as originally filed (the "Original Form 10-K") has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.

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

	Year Ended December 31,
	2007(1)	2006(2)	2005(3)(4)	2004(5)(6)	2003(7)
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Net revenue	$1,332,582	$1,000,593	$523,493	$254,457	$232,689
Operating loss	(78,504)	(111,306)	(152,609)	(157,649)	(140,313)
(Loss) earnings from continuing operations	(4,397)	(26,632)	297,716	31,873	(192,759)
(Loss) income from discontinued operations, net of tax	(139,672)	213,697	571,967	125,046	351,407
(Loss) earnings before preferred dividends	(144,069)	187,065	869,683	156,919	158,648
Net (loss) earnings available to common shareholders	(144,069)	187,065	861,745	143,866	145,593
Basic (loss) earnings per common share from continuing operations available to common shareholders(8)	(0.03)	(0.17)	1.76	0.11	(1.37)
Diluted (loss) earnings per common share from continuing operations available to common shareholders(8)	(0.03)	(0.17)	1.65	0.10	(1.37)
Basic (loss) earnings per common share available to common shareholders(8)	(1.01)	1.23	5.23	0.83	0.97
Diluted (loss) earnings per common share available to common shareholders(8)	(1.01)	1.23	4.81	0.78	0.97
Balance Sheet Data (end of period):
Working capital	$1,692,004	$1,840,388	$2,384,366	$2,855,286	$3,196,702
Total assets	12,590,802	13,243,156	13,938,102	22,403,532	21,570,985
Long-term obligations, net of current maturities	834,566	837,048	929,654	758,279	1,117,212
Minority interest	32,880	24,212	1,706	1,655	(21,171)
Shareholders' equity	8,583,662	8,739,474	9,206,879	14,587,822	14,406,047
Other Data:
Net cash (used in) provided by:
Operating activities attributable to continuing operations	$(26,475)	$45,866	$(797,809)	$(110,622)	$6,234
Investing activities attributable to continuing operations	337,395	540,126	2,767,935	(956,660)	(879,093)
Financing activities attributable to continuing operations	(533,517)	(855,315)	(2,822,431)	(285,442)	(498,173)
Discontinued operations	356,483	678,557	866,835	1,509,674	222,208
Effect of exchange rate changes	23,276	31,826	(27,148)	5,510	14,588

(1)
Net (loss) earnings available to common shareholders includes impairment charges of $475.7 million and $57.2 million related to the write-down of Tree.com's and EPI's goodwill and intangible assets, respectively, and an after-tax gain of $31.1 million related to the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), IAC's former

  Retailing International segment. The results of Tree.com, EPI and HSE have been presented as discontinued operations for all periods presented.

(2)
Net (loss) earnings available to common shareholders includes an impairment charge of $214.5 million related to the write-down of EPI's goodwill and intangible assets. Net (loss) earnings available to common shareholders also includes an after-tax gain of $9.6 million related to the sale of PRC, IAC's former Teleservices segment. The results of PRC have been presented as discontinued operations for 2006 and all prior periods presented.

(3)
Includes the results of Cornerstone Brands, Inc. and IAC Search & Media, Inc. (formerly, Ask Jeeves, Inc.) since their acquisitions by IAC on April 1, 2005 and July 19, 2005, respectively. The results of Cornerstone Brands, Inc. have been presented as discontinued operations for 2005, 2006 and 2007.

(4)
Net (loss) earnings available to common shareholders includes an after-tax gain of $322.1 million related to the sale of IAC's common and preferred interests in VUE to NBC Universal, an after-tax gain of $70.2 million related to the sale of EUVÍA and an after-tax charge of $49.0 million ($41.8 million in continuing operations and $7.2 million in discontinued operations) in non-cash compensation expense related to the treatment of vested stock options in connection with the Expedia spin-off. Net (loss) earnings available to common shareholders also includes an after-tax reduction in non-cash compensation expense of $1.7 million included in earnings from continuing operations and $23.7 million included in discontinued operations related to the cumulative effect of a change in IAC's estimate related to the number of stock-based awards that were expected to vest.

(5)
Includes the results of TripAdvisor, ServiceMagic and Home Loan Center since their acquisitions by IAC on April 27, 2004, September 1, 2004 and December 14, 2004, respectively. The results of Home Loan Center have been presented as discontinued operations for 2004, 2005, 2006 and 2007. The results of TripAdvisor have been presented as discontinued operations for 2004 and 2005.

(6)
Net (loss) earnings available to common shareholders includes an impairment charge of $184.8 million related to the write-down of PRC's goodwill.

(7)
Includes the results of EPI, LendingTree L.L.C. and Hotwire, Inc. since their acquisitions by IAC on March 25, 2003, August 8, 2003 and November 5, 2003, respectively. The results of EPI and LendingTree L.L.C. have been presented as discontinued operations for 2007 and all prior periods presented. The results of Hotwire, Inc. have been presented as discontinued operations for 2005 and all prior periods presented.

(8)
On August 20, 2008, IAC effected a one-for-two reverse stock split of its common stock and its Class B common stock. Accordingly, all prior period earnings (loss) per common share data and shares outstanding were adjusted to reflect the one-for-two-reverse stock split.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        On August 20, 2008, IAC completed its previously announced plan to separate into five publicly traded companies:

  •
  IAC, which includes:
  •
  the businesses comprising its Media & Advertising segment;

  •
  the Match and ServiceMagic segments;

  •
  the businesses comprising its Emerging Businesses group, including Shoebuy and ReserveAmerica, which were formerly included in the Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, Inc. ("HSNi"), which includes HSN TV, HSN.com, and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Interval Leisure Group, Inc. ("ILG"), which includes the businesses that comprised the Interval segment;

  •
  Ticketmaster, which includes its primary domestic and international operations as well as certain investments in unconsolidated affiliates; and

  •
  Tree.com, Inc. ("Tree.com"), which includes the businesses that comprised the Lending and Real Estate segments.

        We refer to this transaction as the "Spin-Off". Immediately subsequent to the Spin-Off, IAC effected a one-for-two reverse stock split. All per share amounts, unless otherwise noted, reflect the impact of the reverse stock split and are not adjusted for the relative values of the spun-off entities.

        In addition, on May 30, 2008, IAC sold Entertainment Publications, Inc. ("EPI"), which previously comprised IAC's Entertainment segment.

        Accordingly, the results of operations and statements of position of HSNi, ILG, Ticketmaster, Tree.com and EPI have been presented as discontinued operations for all periods presented.

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

        During the second quarter of 2005, HSNi sold its 48.6% ownership interest in EUVÍA and TV Travel Shop ceased operations. During the second quarter of 2006, Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations. Additionally, during the fourth quarter of 2006, PRC, IAC's former Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC's Emerging Businesses group, was classified as held for sale. During the second quarter of 2007, iBuy's assets were sold and HSNi's German TV and internet retailer, Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), which was previously reported in the International reporting segment of our Retailing sector, was also sold.

        Further, on May 30, 2008, IAC sold EPI. In addition, on August 20, 2008, IAC completed the separation of HSNi, ILG, Ticketmaster and Tree.com into separate independent public companies.

        Accordingly, discontinued operations in the accompanying consolidated statement of operations and cash flows include Expedia, EUVÍA, PRC and HSE through August 8, 2005, June 2, 2005, November 28, 2006 and June 19, 2007, respectively. HSNi, ILG, Ticketmaster, Tree.com, EPI, TV Travel Shop, Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statement of operations and cash flows for all periods presented.

Results

        Set forth below are the contributions made by our various segments, our emerging businesses and corporate expenses to consolidated revenue, operating (loss) income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2007, 2006 and 2005 (rounding differences may occur).

	Years Ended December 31,
	2007	Percentage of total	2006	Percentage of total	2005	Percentage of total
	(Dollars in thousands)
Revenue:
Media & Advertising	$758,529	57%	$544,229	54%	$213,451	41%
Match	348,733	26%	311,227	31%	249,505	48%
ServiceMagic	93,385	7%	63,700	6%	41,006	8%
Emerging Businesses	145,300	11%	85,649	9%	22,402	4%
Inter-segment elimination	(13,365)	(1)%	(4,212)	0%	(2,871)	(1)%

Total	$1,332,582	100%	$1,000,593	100%	$523,493	100%

	Years Ended December 31,
	2007	Percentage of total	2006	Percentage of total	2005	Percentage of total
	(Dollars in thousands)
Operating (Loss) Income:
Media & Advertising	$29,899	(38)%	$(5,986)	5%	$7,702	(5)%
Match	65,780	(84)%	58,360	(52)%	44,115	(29)%
ServiceMagic	17,587	(22)%	12,411	(11)%	8,929	(6)%
Emerging Businesses	(21,344)	27%	(25,459)	23%	(13,437)	9%
Corporate and other	(170,426)	217%	(150,632)	135%	(199,918)	131%

Total	$(78,504)	100%	$(111,306)	100%	$(152,609)	100%

	Years Ended December 31,
	2007	Percentage of total	2006	Percentage of total	2005	Percentage of total
	(Dollars in thousands)
Operating Income Before Amortization:
Media & Advertising	$88,199	110%	$58,275	165%	$30,512	(106)%
Match	78,367	97%	63,395	179%	47,872	(166)%
ServiceMagic	20,764	26%	16,151	46%	11,247	(39)%
Emerging Businesses	(7,914)	(10)%	(14,051)	(40)%	(12,892)	45%
Corporate and other	(98,932)	(123)%	(88,362)	(250)%	(105,535)	366%

Total	$80,484	100%	$35,408	100%	$(28,796)	100%

Sources of Revenue

        For the years ended December 31, 2007 and 2006, the Media & Advertising segment was our largest financial contributor. Our Media & Advertising businesses offer information and services via the internet and are compensated directly and indirectly by advertisers generally based on performance and volume related measures. For the year ended December 31, 2005, the Match segment was our largest financial contributor. Our Match business offers subscription membership services.

        Our ServiceMagic business is generally compensated on a fee basis by home service providers who participate in our services.

Channels of Distribution; Marketing Costs

        We market and offer our products and services directly to customers through branded websites and membership programs, allowing our customers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our businesses.

        We pay traffic acquisition costs which consist of revenue share payments to partners that have distributed toolbars and/or integrated sponsored listings into their websites and similar arrangements with third parties who direct traffic to our websites. We also pay to market and distribute our services on third party distribution channels, such as internet portals and search engines. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, that compete with those made available and offered by our businesses.

        The cost of acquiring new customers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases.

Access to Supply

        Our various businesses provide supplier partners with important customer acquisition channels and we believe that the ability of our supplier partners to reach a large qualified audience through our services is a significant benefit. While we aim to build and maintain strong relationships with our supplier partners, we may not succeed in these efforts and there is always the risk that certain supplier partners may not make their products and services available to us in the future, including advertisers on the businesses within our Media & Advertising segment.

International Operations

        We continue to seek to expand the presence of certain of our brands and businesses abroad, particularly in Europe, given the large consumer marketplace for the services and goods that our brands and businesses offer. We believe foreign markets generally exhibit similar characteristics of the U.S. in regards to customer acceptance of an online marketplace. As a percentage of total IAC revenue (which excludes revenue related to discontinued operations), international operations represented approximately 15% in each of 2007, 2006 and 2005. International revenue grew approximately 37% in 2007 from 2006.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

IAC Consolidated Results

Revenue

        Revenue in 2007 increased 33% or $332.0 million primarily as a result of revenue increases of $214.3 million from the Media & Advertising segment, $59.7 million from the Emerging Businesses group, $37.5 million from Match and $29.7 million from ServiceMagic. The revenue growth from the Media & Advertising segment was driven primarily by an increase in queries from distributed search and sponsored listings and an increase in both revenue per query and queries at Fun Web Products and Ask. The contribution from the Emerging Businesses group was driven primarily by strong revenue growth at Shoebuy and Pronto.com. The revenue increase from Match was driven by an 11% increase in average revenue per subscriber, primarily in North America, and a 1% increase in worldwide subscribers. Revenue growth from ServiceMagic was driven primarily by a 37% increase in customer service requests, improved monetization of service requests and a 9% increase in the number of service providers in the network.

        Revenue in 2006 increased 91% or $477.1 million primarily as a result of revenue increases of $330.8 million from the Media & Advertising segment, $63.2 million from the Emerging Businesses group, $61.7 million from Match and $22.7 million from ServiceMagic. The revenue growth from the Media & Advertising segment was driven primarily by the acquisition of IAC Search & Media on July 19, 2005, which contributed $470.4 million to revenue in 2006 compared with $165.1 million in 2005. The revenue increase from the Emerging Businesses group was driven primarily by the acquisition of Shoebuy on February 3, 2006. The revenue growth at Match was driven by worldwide growth in subscribers of 7%. The contribution from ServiceMagic benefited from a 41% increase in customer service requests and a 22% increase in the number of service providers in the network.

Cost of Sales

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Cost of sales	$554,321	50%	$369,080	91%	$193,121
As a percentage of total revenue	42%	471 bp	37%	0 bp	37%
Gross margin	58%	(471) bp	63%	0 bp	63%

bp = basis points

        Cost of sales consists primarily of traffic acquisition costs, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, customer acquisition costs, the cost of products sold and shipping and handling costs. Traffic acquisition costs consist of revenue share payments to partners that have distributed toolbars and/or integrated sponsored listings into their websites and similar arrangements with third parties who direct traffic to our websites.

        Cost of sales in 2007 increased $185.2 million from 2006 primarily due to increases of $151.6 million from the Media & Advertising segment and $29.7 million from the Emerging Businesses group. The increase in cost of sales from the Media & Advertising segment was primarily due to an increase of $138.0 million in revenue share payments to third party traffic sources which is a direct result from the growth in network revenue at IAC Search & Media. Cost of sales from the Emerging Businesses group increased primarily due to an increase of $15.6 million in cost of products sold and $4.3 million in shipping and handling costs at Shoebuy.

        Cost of sales in 2006 increased $176.0 million from 2005 primarily due to increases of $116.9 million from the Media & Advertising segment and $44.4 million from the Emerging Businesses group. Included in these increases is the impact of the acquisitions of IAC Search & Media on July 19, 2005 and Shoebuy on February 3, 2006, respectively. The increase at the Media & Advertising segment was primarily due to an increase of $87.3 million in revenue share payments to third party traffic sources. Cost of sales from the Emerging Businesses group was primarily driven by an increase of $32.5 million in cost of products sold and $7.0 million in shipping and handling costs at Shoebuy.

Selling and marketing expense

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Selling and marketing expense	$391,522	21%	$322,520	114%	$150,534
As a percentage of total revenue	29%	(285) bp	32%	348 bp	29%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions. Advertising and promotional expenditures primarily include online marketing, as well as television, print and radio spending.

        Selling and marketing expense in 2007 increased $69.0 million from 2006, primarily due to increases of $25.5 million from the Media & Advertising segment, $19.1 million from Match, $16.0 million from the Emerging Businesses group and $8.2 million from ServiceMagic. The increase in selling and marketing expense from the Media & Advertising segment was primarily due to an increase of $10.6 million in advertising and promotional expenditures related primarily to Ask.com's 2007 ad campaign, as well as an increase of $10.4 million in compensation and other employee-related costs. Advertising and promotional expenditures at the Media & Advertising segment were favorably impacted by the reduction in 2007 marketing expense of $17.4 million, resulting from the capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred. The increase in compensation and other employee-related costs is due in part to a 34% increase in average headcount from the prior year at Citysearch primarily related to the opening of a new call center in late 2006. Selling and marketing expense from Match increased primarily due to an increase of $22.0 million in advertising and promotional expenditures related to its domestic and international marketing campaigns. Also contributing to the increase in selling and marketing expense is increased expenses at the Emerging Businesses group primarily due to an increase of $8.9 million in online marketing at Pronto.com. In addition, selling and marketing expense increased at ServiceMagic primarily due to an increase in compensation and other employee-related costs associated with the expansion of the sales force and increased marketing expenses.

        Selling and marketing expense in 2006 increased $172.0 million from 2005 primarily due to increases of $121.2 million from the Media & Advertising segment, $28.2 million from Match and $8.1 million from the Emerging Businesses group. The increase in selling and marketing expense from the Media & Advertising segment reflects the impact of the inclusion of IAC Search & Media from its date of acquisition on July 19, 2005. In addition, selling and marketing expense from Match increased primarily due to an increase of $25.3 million in advertising and promotional expenditures related principally to offline marketing expense associated with its advertising campaigns in North America and certain international markets. Also contributing to the increase in selling and marketing expense is the Emerging Businesses group, which was impacted primarily by the inclusion of Shoebuy from its date of acquisition February 3, 2006.

General and administrative expense

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
General and administrative expense	$273,551	9%	$250,355	(2)%	$255,847
As a percentage of total revenue	21%	(449) bp	25%	(2,385) bp	49%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2007 increased $23.2 million from 2006 primarily due to increases of $12.8 million from corporate and $10.2 million from ServiceMagic. The increase in general and administrative expense at corporate was primarily due to an increase of $4.8 million in non-cash compensation expense, $4.1 million in transactions costs related to the Spin-Offs and the inclusion of a favorable settlement of a lawsuit in the prior year period. The increase in non-cash compensation expense is primarily due to equity grants issued in 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the IAC Search & Media acquisition as well as the impact of expense relating to equity modifications recorded in the prior year. General and administrative expense from ServiceMagic in 2007 reflects an increase of $7.4 million in compensation and other employee-related costs, due in part, to an increase in headcount of 20%, resulting from growth in the business.

        General and administrative expense in 2006 decreased $5.5 million from 2005 primarily due to a reduction in corporate expenses of $51.2 million, partially offset by increases of $25.8 million from the Media & Advertising segment and $14.4 million from the Emerging Businesses group. The decrease in general and administrative expense at corporate was driven primarily by a decrease of $28.6 million in non-cash compensation expense, the absence of approximately $15.2 million of Expedia spin-off related expenses in 2006, lower professional fees and a favorable settlement of a lawsuit. The decrease in non-cash compensation expense is primarily due to a $55.3 million charge in 2005 related to the modification of vested stock options in connection with the Expedia spin-off, partially offset by an increase during 2006 in non-cash compensation expense associated with unvested stock options assumed in the IAC Search & Media acquisition, as well as expense associated with 2006 equity grants and modifications. Partially offsetting these factors is an increase in expenses from the Media & Advertising segment and the Emerging Businesses group which were driven by the inclusion of a full year of results of IAC Search & Media and the results of Shoebuy since its acquisition on February 3, 2006, respectively.

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), using the modified prospective transition method and therefore has not restated results for the prior periods. There was no impact to the amount of stock-based compensation recorded in the consolidated statement of operations for the year ended December 31, 2006 as a result of adopting SFAS 123R. The Company has been recognizing expense for all stock-based grants since August 9, 2005, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), due to the modification resulting from the Expedia spin-off. The majority of IAC's stock-based compensation expense is reflected in general and administrative expense. As of December 31, 2007, there was approximately $140.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Other operating expense

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Other operating expense	$46,428	23%	$37,687	195%	$12,776
As a percentage of total revenue	3%	(28) bp	4%	133 bp	2%

        Other operating expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development at IAC Search & Media, which include costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Other operating expense in 2007 increased $8.7 million from 2006, primarily due to an increase of $5.7 million in compensation and other employee-related costs at IAC Search & Media in 2007. The increase in compensation and other employee-related costs is primarily due to a 14% increase in headcount, as IAC Search & Media continued to upgrade and enhance its search technology and products.

        Other operating expense in 2006 increased $24.9 million from 2005 primarily due to the inclusion of the full year of results in 2006 of IAC Search & Media.

Depreciation

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Depreciation	$59,861	13%	$52,904	57%	$33,777
As a percentage of total revenue	4%	(80) bp	5%	(116) bp	6%

        Depreciation in 2007 and 2006 increased $7.0 million and $19.1 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made throughout 2006 and 2007 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Operating Income Before Amortization	$80,484	127%	$35,408	NM	$(28,796)
As a percentage of total revenue	6%	250 bp	4%	NM	(6)%

        Operating Income Before Amortization in 2007 increased $45.1 million from 2006 primarily due to growth of $29.9 million and $15.0 million from the Media & Advertising segment and Match, respectively. Contributing favorably to Operating Income Before Amortization is a benefit of $17.4 million from the Media & Advertising segment resulting from the capitalization of certain marketing costs that had previously been expensed as incurred as described above in the selling and marketing expense discussion. In addition, Operating Income Before Amortization was further impacted by continued growth and lower operating costs at Match.

        Operating Income Before Amortization in 2006 increased $64.2 million from 2005 primarily due to increases of $27.8 million from the Media & Advertising segment and $15.5 million from Match and a $17.2 million reduction in corporate expenses. The increase at the Media & Advertising segment was primarily due to the inclusion of a full year of results from IAC Search & Media in 2006. In addition, Operating Income Before Amortization was also favorably impacted by continued growth at Match. Also contributing to the increase in Operating Income Before Amortization is the decrease in corporate expenses primarily related to the inclusion of $15.2 million of Expedia spin-off transaction expenses in 2005.

Operating loss

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Operating loss	$(78,504)	29%	$(111,306)	27%	$(152,609)
As a percentage of total revenue	(6)%	523 bp	(11)%	1,803 bp	(29)%

        Operating loss in 2007 decreased $32.8 million from 2006 primarily due to the increase of $45.1 million in Operating Income Before Amortization described above and a decrease of $6.5 million in amortization of intangibles, partially offset by an increase of $12.5 million in amortization of non-cash marketing and an increase of $6.2 million in non-cash compensation expense. The increase in non-cash marketing is attributable to Match and IAC Search & Media. The increase in non-cash compensation expense is primarily due to additional equity grants in 2007 and 2006. Operating loss reflects lower amortization of intangibles primarily due to lower amortization expense at the Media & Advertising segment due to certain intangible assets becoming fully amortized. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

        Operating loss in 2006 decreased $41.3 million from 2005 primarily due to the increase of $64.2 million in Operating Income Before Amortization described above and a decrease of $26.4 million in non-cash compensation expense, partially offset by an increase in non-cash marketing of $37.1 million primarily related to IAC Search & Media and an increase of $12.2 million in amortization of intangibles. The reduction in non-cash compensation expense is primarily due to a $55.3 million charge in 2005 related to the modification of vested stock options in connection with the Expedia spin-off. The increase in the amortization of intangibles relates primarily to an increase in amortization related to intangibles arising from the July 2005 acquisition of IAC Search & Media.

Other income (expense)

	Years Ended December 31,
	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Other income (expense):
Interest income	$58,931	(8)%	$63,752	(52)%	$134,200
Interest expense	(59,054)	2%	(57,877)	(21)%	(73,562)
Gain on sale of VUE interests	16,669	N/A	—	(100)%	523,487
Equity in income of unconsolidated affiliates	22,352	(29)%	31,327	(30)%	44,443
Other income (expense)	35,516	NM	(1,756)	(86)%	(12,468)

        Interest income in 2007 decreased $4.8 million from 2006 primarily due to lower cash and marketable securities balances in 2007, as well as a partial reallocation of investments into tax-exempt cash equivalents and marketable securities. Interest expense in 2007 increased $1.2 million from 2006 as average interest rates increased slightly while the average amount of outstanding debt remained relatively consistent year over year.

        Gain on sale of VUE interests in 2007 represents amounts received due to the resolution of certain contingencies related to the sale of our common interests in VUE to NBC Universal on June 7, 2005.

        Equity in income of unconsolidated affiliates in 2007 decreased $9.0 million from 2006 primarily due to a smaller contribution from the Company's investment in Jupiter Shop Channel, a shopping channel in Japan.

        Other income in 2007 increased $37.3 million from 2006 primarily due to a gain of $24.1 million in 2007 related to the change in value of the derivative asset received by the Company in connection with the sale of HSE, a year-over-year positive change of $15.2 million in the amount recognized related to the derivatives created in the Expedia spin-off and a $3.1 million gain on the sale of fixed assets in 2007. Other income in 2006 includes a gain of $5.8 million from the sale of long-term investments.

        Interest income in 2006 decreased $70.4 million from 2005 primarily due to the absence of any income related to the VUE preferred securities (compared to $51.0 million in the prior period) which were sold on June 7, 2005 and lower cash and marketable securities balances in 2006. Interest expense in 2006 decreased $15.7 million from 2005 as a result of the prior year inclusion of interest expense on the Company's 6 3/4% Senior Notes which matured on November 15, 2005. This decrease was partially offset by the impact of higher interest rates on interest rate swap arrangements and interest expense on the New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (the "Liberty Bonds").

        Equity in the income of unconsolidated affiliates in 2006 decreased $13.1 million from 2005 primarily due to the absence of any equity income from its investment in VUE, partially offset by the increased equity income from the Company's investment in Jupiter Shop Channel. Since the Company sold its interests in VUE in June 2005, no equity income from this investment was recorded in 2006 compared with $22.0 million in 2005. Equity income in 2005 included IAC's share in VUE's results for the fourth quarter of 2004, which IAC had previously consistently recorded on a one-quarter lag, and IAC's share in VUE's results from January 1, 2005 through the date of sale.

        Other expense in 2006 decreased $10.7 million from 2005 primarily due to a change of $13.9 million in the amount recognized related to derivatives that were created in the Expedia spin-off. The 2006 amount was a net loss of $9.3 million, and the 2005 amount was a net gain of $4.6 million. Partially offsetting the 2006 amount was a gain from the sale of a long-term investment. Other expense in 2005 included realized losses on the sale of marketable securities of $15.7 million, $15.0 million of which were deemed to be other-than-temporary as of the end of the first quarter of 2005. Losses deemed to be other-than-temporary related to marketable securities that were sold by the Company to fund its cash needs related to: the repurchase of 13.2 million shares of IAC common stock associated with the acquisition of IAC Search & Media; the acquisition of Cornerstone Brands; and the redemption of substantially all of IAC's preferred stock in connection with the Expedia spin-off.

Income tax provision

        In 2007, the Company recorded an income tax provision for continuing operations of $2.3 million, despite a loss from continuing operations. The tax provision includes interest on tax contingencies, partially offset by benefits from foreign tax credits associated with foreign equity investments, tax exempt income, federal tax credits for increasing research activities and non-taxable gains on derivatives. In 2006, the Company recorded a tax benefit for continuing operations of $48.5 million which represents an effective tax rate of 64%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to foreign tax credits and the release of deferred tax liabilities associated with a foreign equity investment, net adjustments related to the reconciliation of provision accruals to tax returns and state and local income taxes, partially offset by interest on tax contingencies. In 2005, the Company recorded a tax provision for continuing operations of $165.4 million which represents an effective tax rate of 36%. The 2005 tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes, interest on tax contingencies and non-deductible non-cash compensation expense, substantially offset by net adjustments related to the reconciliation of provision accruals to tax returns, the effect of changes in estimated combined state tax rates and benefits from tax exempt income.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. The cumulative effect of the adoption resulted in an increase of $420.7 million to retained earnings. As of January 1, 2007 and December 31, 2007, the Company had unrecognized tax benefits of approximately $223.5 million and $231.0 million.

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

        In 2005, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 1997 through 2000. The resolution of this IRS examination did not have a material effect on the Company's consolidated results of operations or its consolidated financial position. The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2008. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are Florida, New York and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2008. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $39.8 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

        Discontinued operations in the accompanying consolidated statement of operations include Expedia through August 8, 2005, EUVÍA through June 2, 2005, PRC through November 28, 2006 and HSE through June 19, 2007. HSNi, ILG, Ticketmaster, Tree.com, EPI, TV Travel Shop, Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. Results from these discontinued operations, net of tax, in 2007, 2006 and 2005 were a loss of $173.2 million, income of $204.1 million and income of $501.8 million, respectively. The 2007 amount is principally due to the losses of Tree.com and EPI, which include impairment charges related to goodwill and intangible assets for Tree.com of $459.5 million and $16.2 million, respectively, and $48.3 million and $8.9 million, respectively, for EPI. The losses from Tree.com and EPI were partially offset by income of Ticketmaster, HSNi and ILG. The 2006 amount is principally due to the income of Ticketmaster, HSNi and ILG, partially offset by losses of EPI, which include impairment charges related to goodwill and intangible assets of $189.1 million and $25.4 million, respectively. The 2005 amount is principally due to the income of Expedia, HSNi, Ticketmaster, a tax benefit of $62.8 million related to the write-off of the Company's investment in TV Travel Shop and income of ILG.

        Additionally, the Company recognized after-tax gains in 2007, 2006 and 2005 of $31.1 million, $9.6 million and $70.2 million on the sales of HSE, PRC and EUVÍA, respectively.

IAC Segment Results

        In addition to the discussion of consolidated results, the following is a discussion of the results of each segment (Dollars in thousands, rounding differences may occur).

	Years Ended December 31,
	2007	Growth	2006	Growth	2005
Revenue:
Media & Advertising	$758,529	39%	$544,229	155%	$213,451
Match	348,733	12%	311,227	25%	249,505
ServiceMagic	93,385	47%	63,700	55%	41,006
Emerging Businesses	145,300	70%	85,649	282%	22,402
Inter-segment elimination	(13,365)	(217)%	(4,212)	(47)%	(2,871)

Total	$1,332,582	33%	$1,000,593	91%	$523,493

	Years Ended December 31,
	2007	Growth	2006	Growth	2005
Operating (Loss) Income:
Media & Advertising	$29,899	NM	$(5,986)	NM	$7,702
Match	65,780	13%	58,360	32%	44,115
ServiceMagic	17,587	42%	12,411	39%	8,929
Emerging Businesses	(21,344)	16%	(25,459)	(89)%	(13,437)
Corporate and other	(170,426)	(13)%	(150,632)	25%	(199,918)

Total	$(78,504)	29%	$(111,306)	27%	$(152,609)

	Years Ended December 31,
	2007	Growth	2006	Growth	2005
Operating Income Before Amortization:
Media & Advertising	$88,199	51%	$58,275	91%	$30,512
Match	78,367	24%	63,395	32%	47,872
ServiceMagic	20,764	29%	16,151	44%	11,247
Emerging Businesses	(7,914)	44%	(14,051)	(9)%	(12,892)
Corporate and other	(98,932)	(12)%	(88,362)	16%	(105,535)

Total	$80,484	127%	$35,408	NM	$(28,796)

        Refer to Note 8 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to Operating Income.

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

        Operating Income Before Amortization increased 51% to $88.2 million, primarily due to the revenue growth noted above, as well as a reduction in the current year marketing expense of $17.4 million resulting from the capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred (see Note 2 to the consolidated financial statements). The increase in Operating Income Before Amortization was adversely impacted by increases of $21.5 million in selling and marketing expense and $7.1 million in other operating expense at IAC Search & Media and an increase of $10.2 million in selling and marketing expense at Citysearch. The increases in selling and marketing expense at IAC Search & Media and Citysearch are primarily due to Ask.com's 2007 ad campaign and the opening of a new Citysearch call center in late 2006. Operating Income Before Amortization also reflects increased cost of sales primarily related to revenue share payments to third party traffic sources which is a direct result of the growth in network revenue.

        Operating loss decreased $35.9 million to income of $29.9 million, due to the increase in Operating Income Before Amortization described above, as well as a $10.0 million decrease in amortization of intangibles, partially offset by a $4.0 million increase in amortization of non-cash marketing.

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

        On a stand alone basis, IAC Search & Media revenue increased 27% compared to its prior year period. Revenue growth was primarily driven by increased search queries, partially offset by a decline in non-search advertising revenue. Network revenue grew at a faster rate than proprietary revenue due to an increase in distributed search results and traffic from our syndicated portals. Proprietary revenue growth was attributable to strength in the Fun Web Products business and at Ask.com in the U.S., partially offset by weakness at Ask.com in the U.K. IAC Search & Media's Operating Income Before Amortization grew at a slower rate than revenue primarily due to increased cost of sales related to revenue share payments to third party traffic sources. Operating Income Before Amortization was further impacted by increases of $49.0 million in selling and marketing expense and $7.9 million in other operating expense. Partially offsetting these factors was a decrease of $16.6 million in general and administrative expense related primarily to lower professional fees.

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

Emerging Businesses

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Emerging Businesses include Shoebuy, ReserveAmerica, Pronto.com, Gifts.com College Humor and Busted Tees, as well as other early stage businesses.

        Revenue grew 70% to $145.3 million reflecting strong growth at Shoebuy and Pronto.com.

        Operating Income Before Amortization loss and operating loss decreased 44% and 16%, respectively, to losses of $7.9 million and $21.3 million, respectively. Losses decreased due primarily to the inclusion in the current year's results of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture, partially offset by increased operating expenses associated with early stage businesses not in the year ago period.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Revenue grew 282% to $85.6 million reflecting the inclusion of Shoebuy since its acquisition on February 3, 2006.

        Operating Income Before Amortization loss increased 9% to a loss of $14.1 million primarily driven by increased operating expenses associated with Pronto.com and other early stage businesses not in the year ago period, partially offset by the inclusion of Shoebuy.

        Operating loss increased 89% to $25.5 million primarily due to the increase in Operating Income Before Amortization loss discussed above, an increase of $4.5 million in amortization of non-cash marketing, an increase of $4.4 million in non-cash compensation expense and an increase of $2.0 million in amortization of intangibles. The increase in non-cash marketing is attributable to Gifts.com. The increase in non-cash compensation expense is principally due to equity grants in 2006 to Shoebuy management. The increase in amortization of intangibles resulted from the Shoebuy acquisition.

Corporate and Other

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Operating Income Before Amortization loss increased 12% to a loss of $98.9 million reflecting $4.1 million in transactions costs related to the Spin-Offs in 2007 and the inclusion of a favorable settlement of a lawsuit in the prior year period.

        Operating loss increased 13% to $170.4 million, primarily due to the increase in Operating Income Before Amortization loss discussed above and a $9.2 million increase in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to equity grants issued in 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the

IAC Search & Media acquisition as well as the impact of expense relating to equity modifications recorded in the prior year.

        Refer to the consolidated general and administrative expense discussion on page 10 for additional information.

        The Company expects corporate operating expenses to significantly increase in 2008 due to legal (including litigation), accounting and other professional and consulting fees relating to, and charges associated with equity award modifications to be made in connection with, the Spin-Offs.

  For the year ended December 31, 2006 compared to the year ended December 31, 2005

        Operating Income Before Amortization loss decreased 16% to a loss of $88.4 million reflecting $15.2 million of Expedia spin-off related expenses in 2005, lower professional fees and a favorable settlement of a lawsuit in 2006.

        Operating loss decreased 25% to $150.6 million, primarily due to the decrease in Operating Income Before Amortization loss discussed above and a $32.1 million decrease in non-cash compensation expense. The decrease in non-cash compensation expense is primarily due to a $55.3 million charge in 2005 related to the modification of vested stock options in connection with the Expedia spin-off, partially offset by an increase during 2006 in non-cash compensation expense associated with unvested stock options assumed in the IAC Search & Media acquisition, as well as expense associated with 2006 equity grants and modifications.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        All IAC common stock share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2008. All per share amounts, unless otherwise noted, reflect the impact of the reverse stock split and are not adjusted for the relative values of the spun-off entities.

        As of December 31, 2007, the Company had $1.6 billion of cash and cash equivalents and restricted cash and cash equivalents and $326.8 million of marketable securities.

        During 2007 and 2006, IAC purchased 7.8 million and 18.2 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $508.6 million and $999.7 million, respectively. IAC also repurchased an additional 3.0 million shares of IAC common stock on January 10, 2008 for $145.5 million. In 2006, IAC's Board of Directors authorized the repurchase of up to 30 million shares of IAC common stock of which 22.4 million shares remain at February 1, 2008. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash used in operating activities attributable to continuing operations was $26.5 million in 2007 compared with net cash provided by operating activities attributable to continuing operations of $45.9 million in 2006. The decrease of $72.3 million in net cash provided by operating activities reflects an increase in cash taxes paid of $149.2 million.

        Net cash provided by investing activities attributable to continuing operations in 2007 of $337.4 million primarily resulted from the net proceeds of $583.4 million related to the purchases, sales and maturities of marketable securities, partially offset by capital expenditures of $112.9 million, acquisitions, net of cash acquired, of $45.9 million, and the net increase in long-term investments of $120.0 million. During 2007 the Company invested $256.2 million in entities that are accounted for under the equity method. The most significant investment made by the Company was in Front Line Management Group, Inc., and included the conversion of a $26.5 million convertible note. On August 9, 2007, the Company sold a portion of its investment in Front Line to the Warner Music Group at the same per share price that the Company paid to acquire its investment in Front Line. In accordance with the terms of the Spin-Off, IAC transferred its equity investment in Front Line, valued at $125.8 million at December 31, 2007, to Ticketmaster. Net cash provided by investing activities attributable to continuing operations in 2006 of $540.1 million primarily resulted from the net proceeds of $507.4 million related to the purchases, sales and maturities of marketable securities and proceeds from the sale of PRC of $267.6 million, partially offset by capital expenditures of $144.9 million and acquisitions, net of cash acquired, of $96.3 million.

        Net cash used in financing activities attributable to continuing operations in 2007 of $533.5 million was primarily due to the purchase of treasury stock of $542.9 million, the issuance of common stock pursuant to stock-based awards, net of withholding taxes, of $64.2 million and principal payments on long-term obligations of $7.6 million, partially offset by the excess tax benefits from stock-based awards of $75.4 million. Net cash used in financing activities attributable to continuing operations in 2006 of $855.3 million was primarily due to the purchase of treasury stock in the amount of $983.2 million, partially offset by the proceeds from the issuance of common stock pursuant to stock- based awards, net of withholding taxes, of $93.8 million.

        Net cash provided by discontinued operations in 2007 and 2006 of $356.5 million and $678.6 million, respectively, relates primarily to the operations of Ticketmaster, HSNi, Interval and Tree.com. The Company does not expect future cash flows associated with existing discontinued operations to be significant.

        As of December 31, 2007, the Company had $846.7 million in short and long-term obligations, of which $12.1 million, consisting principally of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"), are classified as current. Long-term debt consists primarily of the 7% Senior Notes due 2013 (the "2002 Senior Notes") and the Liberty Bonds due September 1, 2035. Interest on the Liberty Bonds is payable at a rate of 5% per annum.

        In connection with the IAC Search & Media acquisition, IAC guaranteed $115 million principal amount of the Convertible Notes, which are convertible at the option of the holders into shares of both IAC common stock and Expedia common stock at an initial conversion price of $13.34 per share (not adjusted for the one-for-two reverse stock split as all this debt matured prior to August 2008), subject to certain adjustments. Upon conversion, IAC and Expedia have the right, subject to certain conditions, to deliver cash (or a combination of cash and shares) in lieu of shares of its respective common stock. During 2007, $7.7 million of Convertible Notes was converted into 0.1 million IAC common shares and 0.1 million Expedia common shares. The remaining outstanding principal amount of the Convertible Notes is $12.3 million at December 31, 2007.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions which could result in the reduction of its cash balance or the incurrence of debt. The Company expects that 2008 capital expenditures will be lower than 2007.

        The Company has considered its anticipated operating cash flows in 2008, cash and cash equivalents and marketable securities, current borrowing capacity and access to capital markets and believes that these are sufficient to fund its operating needs, including debt requirements, capital, investing and other commitments and contingencies for the foreseeable future.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In Thousands)
Short and long-term obligations(b)	$1,239,814	$67,378	$107,152	$113,667	$951,617
Purchase obligations(c)	8,597	8,202	395	—	—
Operating leases	322,426	21,614	39,922	32,881	228,009

Total contractual cash obligations	$1,570,837	$97,194	$147,469	$146,548	$1,179,626

(a)
At December 31, 2007, the Company has recorded approximately $271.0 million of unrecognized tax benefits which included accrued interest of $40.0 million. This amount includes approximately $83.9 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest. Interest on floating rate debt was estimated using rates in effect at December 31, 2007.

(c)
The purchase obligations primarily relate to minimum payments due under an affiliate contract and includes a commitment to purchase banner advertising.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In Thousands)
Letters of credit and surety bonds	$8,907	$8,636	$104	$167	$—

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) for the Company's operating segments and to net (loss) earnings available to common shareholders in total for the years ended December 31, 2007, 2006 and 2005, see Note 8 to the consolidated financial statements.

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

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, this is primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal on Long-Lived Assets" ("SFAS 144"), impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The determination of cash flows is based upon assumptions that may not occur. The value of long-lived assets that is subject to assessment for impairment in accordance with SFAS 144 is $407.2 million at December 31, 2007.

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1st or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows. This discounted cash flow analysis utilizes an evaluation of historical and forecasted operating results. The determination of discounted cash flows is based upon forecasted operating results that may not occur. In 2007 and 2006, IAC determined for businesses included within continuing operations that the carrying value of its goodwill and indefinite-lived intangible assets were not impaired based on current facts and circumstances. If actual operating results of the Company vary significantly from anticipated results, it could result in the future impairment of goodwill and/or other intangible assets. The value of goodwill and indefinite-lived intangible assets that is subject to assessment for impairment in accordance with SFAS 142 is $1.8 billion and $329.0 million, respectively, at December 31, 2007.

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

  Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company, and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible. As of December 31, 2007, the Company's allowance for doubtful accounts is $8.7 million.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 7, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2007, the balance of deferred tax assets, net, is $127.5 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results of the Company that vary significantly from anticipated results. Effective January 1, 2007, we adopted the provisions of FIN 48. As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

  Stock Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Prior to January 1, 2006, the Company had adopted the expense recognition provisions of SFAS No. 123 and was providing expense for stock-based compensation for the fair value of grants made on or after January 1, 2003 on a prospective basis and provided pro forma information in the notes to financial statements to present its results as if the fair value of all equity awards issued in years prior to 2003 were being expensed. There were no stock options granted by the Company during the years ended December 31, 2007 and 2006. As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of options issued in 2005 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.10%, a dividend yield of zero and volatility factors of 42%, based on the expected market price of IAC common stock based on historical trends and a weighted average expected life of the options of 6.5 years. The impact on compensation expense for the year ended December 31, 2007, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the outstanding options would be an increase of $0.9 million, $3.4 million, and $1.7 million, respectively. The Company also issues restricted stock units and performance stock units. For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and amortized ratably as non-cash compensation expense over the vesting term. For performance stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation when the performance targets are considered probable of being achieved. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the option is measured at the grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term.

New Accounting Pronouncements

        Refer to Note 2 to the consolidated financial statements for a description of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt, including the current portion thereof.

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

        Based on the Company's total debt investment securities as of December 31, 2007, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $3.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $878.2 million is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Long-term Debt, including current maturities

        At December 31, 2007, the Company's outstanding debt approximated $846.7 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. As part of its risk management strategy, the Company uses interest rate swaps to hedge a portion of this interest rate exposure. The Company's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. In 2004 and 2003, the Company entered into interest rate swap agreements related to a portion of the 2002 Senior Notes, which allow IAC to receive fixed rate amounts in exchange for making floating rate payments based on the LIBOR. As of December 31, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million at 7% and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at December 31, 2007 resulted in gains of $4.5 million which have been entirely offset by corresponding losses attributable to the fair value of our fixed rate debt.

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

        Foreign exchange gains and losses were not material to the Company's earnings in 2007, 2006 and 2005. However, the Company periodically reviews its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statement of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

/s/ Ernst & Young LLP

New York, New York
October 17, 2008

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,585,302	$1,428,140
Restricted cash and cash equivalents	2,078	12,095
Marketable securities	326,788	897,742
Accounts receivable, net of allowance of $8,714 and $8,410, respectively	116,670	113,359
Deferred income taxes	39,799	27
Prepaid expenses and other current assets	335,566	331,903
Current assets of discontinued operations	1,020,034	1,354,535

Total current assets	3,426,237	4,137,801
Property and equipment, net	334,341	304,686
Goodwill	1,823,779	1,791,619
Intangible assets, net	401,915	419,884
Long-term investments	301,023	115,946
Other non-current assets	201,764	67,827
Non-current assets of discontinued operations	6,101,743	6,405,393

TOTAL ASSETS	$12,590,802	$13,243,156

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term obligations	$12,104	$7,580
Accounts payable, trade	41,957	22,904
Deferred revenue	48,110	43,004
Income taxes payable	11,996	513,014
Accrued expenses and other current liabilities	354,759	310,881
Current liabilities of discontinued operations	1,265,307	1,400,030

Total current liabilities	1,734,233	2,297,413
Long-term obligations, net of current maturities	834,566	837,048
Income taxes payable	264,113	—
Other long-term liabilities	13,631	52,254
Non-current liabilities of discontinued operations	1,127,479	1,249,315
Deferred income taxes	238	43,440
Minority interest	32,880	24,212
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 758 and 846 shares, respectively, issued and outstanding	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 208,538,800 and 205,242,845 shares, respectively, and outstanding 129,131,418 and 133,616,391 shares, including 100,000 and 115,602 shares of restricted stock, respectively	209	205
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	14,744,542	14,636,699
Retained earnings	567,820	291,192
Accumulated other comprehensive income	39,814	76,505
Treasury stock 79,407,382 and 71,626,454 shares, respectively	(6,768,739)	(6,260,145)
Note receivable from key executive for common stock issuance	—	(4,998)

Total shareholders' equity	8,583,662	8,739,474

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,590,802	$13,243,156

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Service revenue	$1,239,192	$944,572	$523,493
Product sales	93,390	56,021	—

Net revenue	1,332,582	1,000,593	523,493
Cost of sales—service revenue (exclusive of depreciation shown separately below)	489,414	327,546	193,121
Cost of sales—product sales (exclusive of depreciation shown separately below)	64,907	41,534	—

Gross profit	778,261	631,513	330,372
Selling and marketing expense	391,522	322,520	150,534
General and administrative expense	273,551	250,355	255,847
Other operating expense	46,428	37,687	12,776
Amortization of non-cash marketing	49,670	37,125	—
Amortization of intangibles	35,733	42,228	30,047
Depreciation	59,861	52,904	33,777

Operating loss	(78,504)	(111,306)	(152,609)
Other income (expense):
Interest income	58,931	63,752	134,200
Interest expense	(59,054)	(57,877)	(73,562)
Gain on sale of VUE interests	16,669	—	523,487
Equity in income of unconsolidated affiliates	22,352	31,327	44,443
Other income (expense)	35,516	(1,756)	(12,468)

Total other income, net	74,414	35,446	616,100

(Loss) earnings from continuing operations before income taxes and minority interest	(4,090)	(75,860)	463,491
Income tax (provision) benefit	(2,321)	48,461	(165,391)
Minority interest in losses (income) of consolidated subsidiaries	2,014	767	(384)

(Loss) earnings from continuing operations	(4,397)	(26,632)	297,716
Gain on sale of discontinued operations, net of tax	33,524	9,579	70,152
(Loss) income from discontinued operations, net of tax	(173,196)	204,118	501,815

(Loss) earnings before preferred dividends	(144,069)	187,065	869,683
Preferred dividends	—	—	(7,938)

Net (loss) earnings available to common shareholders	$(144,069)	$187,065	$861,745

(Loss) earnings per share from continuing operations:
Basic (loss) earnings per share	$(0.03)	$(0.17)	$1.76
Diluted (loss) earnings per share	$(0.03)	$(0.17)	$1.65
Net (loss) earnings per share available to common shareholders:
Basic (loss) earnings per share	$(1.01)	$1.23	$5.23
Diluted (loss) earnings per share	$(1.01)	$1.23	$4.81

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

						Class B Convertible Common Stock $.001 Par Value
																Note Receivable From Key Executive for Common Stock Issuance
										Class B Convertible Common Stock $.01 Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value				Common Stock $.01 Par Value
														Accum Other Comp. Income
												Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2004	$14,587,822	$131	13,118	$—	—	$—	—	$1,743	174,246	$162	16,157	$14,064,508	$2,411,278	$81,051	$(1,966,053)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 2005	869,683	—	—	—	—	—	—	—	—	—	—	—	869,683	—	—	—
Foreign currency translation	(31,715)	—	—	—	—	—	—	—	—	—	—	—	—	(31,715)	—	—
Unrealized losses on available for sale securities	(22,709)	—	—	—	—	—	—	—	—	—	—	—	—	(22,709)	—	—
Net losses on derivative contracts	(554)	—	—	—	—	—	—	—	—	—	—	—	—	(554)	—	—

Comprehensive income	814,705

Non-cash compensation expense	192,266	—	—	—	—	—	—	—	—	—	—	192,266	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	32,427	—	—	3	3,575	—	—	27	2,729	—	—	32,397	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	75,820	—	—	—	—	—	—	—	—	—	—	75,820	—	—	—	—
Dividends on preferred stock	(7,938)	—	—	—	—	—	—	—	—	—	—	—	(7,938)	—	—	—
Sale of VUE interests	33,627	—	—	—	—	—	—	—	—	—	—	1,428,530	—	—	(1,394,903)	—
Issuance of securities in connection with the IAC Search & Media acquisition	1,736,788	—	—	—	—	—	—	189	18,928	—	—	1,736,599	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	3,507	—	—	—	18	—	—	—	—	—	—	3,507	—	—	—	—
Recapitalization of common stock(a)	—	—	—	196	195,903	16	16,157	(1,959)	(195,903)	(162)	(16,157)	1,909	—	—	—	—
Redemption of preferred stock	(655,727)	(131)	(13,117)	—	—	—	—	—	—	—	—	(655,596)	—	—	—	—
Spin-Off of Expedia to shareholders	(5,812,352)	—	—	—	—	—	—	—	—	—	—	(2,643,456)	(3,168,896)	—	—	—
Recognition of derivatives related to convertible notes and certain warrants, net	105,400	—	—	—	—	—	—	—	—	—	—	105,400	—	—	—	—
Purchase of treasury stock	(1,899,466)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,899,466)	—

Balance as of December 31, 2005	$9,206,879	$—	1	$199	199,496	$16	16,157	$—	—	$—	—	$14,341,884	$104,127	$26,073	$(5,260,422)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 2006	187,065	—	—	—	—	—	—	—	—	—	—	—	187,065	—	—	—
Foreign currency translation	45,350	—	—	—	—	—	—	—	—	—	—	—	—	45,350	—	—
Net gains on derivative contracts	4,319	—	—	—	—	—	—	—	—	—	—	—	—	4,319	—	—
Unrealized gains on available for sale securities	763	—	—	—	—	—	—	—	—	—	—	—	—	763	—	—

Comprehensive income	237,497

Non-cash compensation expense	88,174	—	—	—	—	—	—	—	—	—	—	88,174	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	94,008	—	—	4	3,986	—	—	—	—	—	—	94,004	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	2,186	—	—	—	—	—	—	—	—	—	—	2,186	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	92,685	—	—	2	1,761	—	—	—	—	—	—	92,683	—	—	—	—
Purchase of treasury stock	(999,723)	—	—	—	—	—	—	—	—	—	—	—	—	—	(999,723)	—
Spin-Off of Expedia to shareholders(b)	17,768	—	—	—	—	—	—	—	—	—	—	17,768	—	—	—	—

Balance as of December 31, 2006	$8,739,474	$—	1	$205	205,243	$16	16,157	$—	—	$—	—	$14,636,699	$291,192	$76,505	$(6,260,145)	$(4,998)

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

						Class B Convertible Common Stock $.001 Par Value
																Note Receivable From Key Executive for Common Stock Issuance
										Class B Convertible Common Stock $.01 Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value				Common Stock $.01 Par Value
														Accum Other Comp. Income
												Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Comprehensive income:
Net loss for the year ended December 31, 2007	(144,069)	—	—	—	—	—	—	—	—	—	—	—	(144,069)	—	—	—
Unrealized losses on available for sale securities	(41,564)	—	—	—	—	—	—	—	—	—	—	—	—	(41,564)	—	—
Foreign currency translation	7,228	—	—	—	—	—	—	—	—	—	—	—	—	7,228	—	—
Net losses on derivative contracts	(2,355)	—	—	—	—	—	—	—	—	—	—	—	—	(2,355)	—	—

Comprehensive income	(180,760)

Non-cash compensation expense	102,300	—	—	—	—	—	—	—	—	—	—	102,300	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other	(72,226)	—	—	4	3,151	—	—	—	—	—	—	(72,230)	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	77,353	—	—	—	—	—	—	—	—	—	—	77,353	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	10,052	—	—	—	145	—	—	—	—	—	—	10,052	—	—	—	—
Purchase of treasury stock	(508,594)	—	—	—	—	—	—	—	—	—	—	—	—	—	(508,594)	—
Cumulative effect of adoption of FIN 48	420,697	—	—	—	—	—	—	—	—	—	—	—	420,697	—	—	—
Collection of note receivable from key executive for common stock issuance	4,998	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,998
Fair value adjustment for puttable minority interests	(9,632)	—	—	—	—	—	—	—	—	—	—	(9,632)	—	—	—	—

Balance as of December 31, 2007	$8,583,662	$—	1	$209	208,539	$16	16,157	$—	—	$—	—	$14,744,542	$567,820	$39,814	$(6,768,739)	$—

(a)
The recapitalization of common stock entitled the holder to exchange (i) each share of IAC $0.01 par value common stock into one share of IAC $0.001 par value common stock and 1/100 of a share of IAC Series 1 Mandatory Exchangeable Preferred Stock that automatically exchanged into one share of Expedia $0.001 par value common stock immediately following the Expedia spin-off and (ii) each share of IAC $0.01 par value Class B common stock into one share of IAC $0.001 par value Class B common stock and 1/100 of a share of IAC Series 2 Mandatory Exchangeable Preferred Stock that automatically exchanged into one share of Expedia $0.001 par value Class B common stock immediately following the Expedia spin-off. The approximately 15.5 million shares of IAC Series 1 Mandatory Exchangeable Preferred Stock and 1.3 million shares of IAC Series 2 Mandatory Exchangeable Preferred Stock that were issued in respect of IAC common stock and IAC Class B common stock held as treasury stock were redeemed prior to their exchange into Expedia shares. IAC had no ownership interest in Expedia after the spin-off of Expedia.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
(Loss) earnings before preferred dividends	$(144,069)	$187,065	$869,683
Less: loss (income) from discontinued operations, net of tax	139,672	(213,697)	(571,967)

(Loss) earnings from continuing operations	(4,397)	(26,632)	297,716
Adjustments to reconcile (loss) earnings from continuing operations to net cash (used in) provided by operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	95,594	95,132	63,824
Non-cash compensation expense	73,585	67,361	93,766
Amortization of non-cash marketing	49,670	37,125	—
Deferred income taxes	(4,426)	77,086	(1,028,705)
Excess tax benefits from stock-based awards	—	—	85,987
Gain on sale of VUE interests	(16,669)	—	(523,487)
Equity in income of unconsolidated affiliates, net of dividends	(22,352)	(31,327)	(44,443)
Non-cash interest income	—	—	(18,196)
Increase in the fair value of the derivative asset created in the sale of HSE	(24,121)	—	—
Net (increase) decrease in the fair value of the derivative assets and liabilities created in the Expedia spin-off	(5,234)	9,133	(4,376)
Minority interest in (losses) income of consolidated subsidiaries	(2,014)	(767)	384
Changes in current assets and liabilities:
Accounts receivable	(8,863)	(40,100)	7,094
Prepaid expenses and other current assets	(19,033)	(7,014)	(18,906)
Accounts payable and other current liabilities	51,861	34,951	449
Income taxes payable	(209,709)	(192,754)	258,746
Deferred revenue	5,148	8,320	13,261
Other, net	14,485	15,352	19,077

Net cash (used in) provided by operating activities attributable to continuing operations	(26,475)	45,866	(797,809)

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(45,894)	(96,339)	56,213
Capital expenditures	(112,901)	(144,853)	(111,856)
Purchases of marketable securities	(783,783)	(889,678)	(2,079,071)
Proceeds from sales and maturities of marketable securities	1,367,178	1,397,110	3,053,279
Proceeds from sales of long-term investments	109,923	7,212	—
Increase in long-term investments	(229,954)	(28)	(32,798)
Proceeds from sale of VUE interests	15,669	—	1,882,291
Proceeds from sale of discontinued operations	4,173	267,637	—
Other, net	12,984	(935)	(123)

Net cash provided by investing activities attributable to continuing operations	337,395	540,126	2,767,935

Cash flows from financing activities attributable to continuing operations:
Borrowings	—	—	80,000
Principal payments on long-term obligations	(7,576)	(715)	(361,407)
Purchase of treasury stock	(542,946)	(983,208)	(1,848,258)
Issuance of common stock, net of withholding taxes	(64,194)	93,780	(19,887)
Excess tax benefits from stock-based awards	75,422	11,189	—
Collection of note receivable from key executive for common stock issuance	4,998	—	—
Redemption of preferred stock	—	—	(655,727)
Preferred dividends	—	—	(9,569)
Other, net	779	23,639	(7,583)

Net cash used in financing activities attributable to continuing operations	(533,517)	(855,315)	(2,822,431)

Total cash used in continuing operations	(222,597)	(269,323)	(852,305)

Net cash provided by operating activities attributable to discontinued operations	897,233	781,536	1,479,217
Net cash used in investing activities attributable to discontinued operations	(265,546)	(59,039)	(683,700)
Net cash (used in) provided by financing activities attributable to discontinued operations	(275,204)	(43,940)	71,318

Total cash provided by discontinued operations	356,483	678,557	866,835
Effect of exchange rate changes on cash and cash equivalents	23,276	31,826	(27,148)

Net increase (decrease) in cash and cash equivalents	157,162	441,060	(12,618)
Cash and cash equivalents at beginning of period	1,428,140	987,080	999,698

Cash and cash equivalents at end of period	$1,585,302	$1,428,140	$987,080

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        On August 20, 2008, IAC completed its previously announced plan to separate into five publicly traded companies:

  •
  IAC, which includes:
  •
  the businesses comprising its Media & Advertising segment;

  •
  the Match and ServiceMagic segments;

  •
  the businesses comprising its Emerging Businesses group, including Shoebuy and ReserveAmerica, which were formerly included in the Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, Inc. ("HSNi"), which includes HSN TV, HSN.com, and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Interval Leisure Group, Inc. ("ILG"), which includes the businesses that comprised the Interval segment;

  •
  Ticketmaster, which includes its primary domestic and international operations as well as certain investments in unconsolidated affiliates; and

  •
  Tree.com, Inc. ("Tree.com"), which includes the businesses that comprised the Lending and Real Estate segments.

        We refer to this transaction as the "Spin-Off". Immediately subsequent to the Spin-Off, IAC effected a one-for-two reverse stock split. All per share amounts, unless otherwise noted, reflect the impact of the reverse stock split and are not adjusted for the relative values of the spun-off entities.

        In addition, on May 30, 2008, IAC sold Entertainment Publications, Inc. ("EPI"), which previously comprised IAC's Entertainment segment.

        Accordingly, the results of operations and statements of position of HSNi, ILG, Ticketmaster, Tree.com and EPI have been presented as discontinued operations for all periods presented.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

Media & Advertising

        Media & Advertising consists of IAC Search & Media, a provider of information search and related services, Citysearch, a network of local city guide websites, and Evite, a social planning website. IAC Search & Media includes Ask and Fun Web Products and provides, among other services, information search services through Ask.com, downloadable consumer applications with web search functionalities and display, search and contextual advertising services.

Match

        The Match segment consists primarily of Match.com, as well as uDate.com, Chemistry.com and related brands, all of which offer single adults a private and convenient environment for meeting other single adults through their respective websites, as well as through Match's affiliated networks.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

ServiceMagic

        ServiceMagic is a leading online marketplace that connects consumers with pre-screened, customer-rated home service professionals by way of its patented and patent-pending proprietary technologies. ServiceMagic acquired ImproveNet in August 2005 and these two businesses have integrated their operations.

Emerging Businesses

        The emerging businesses consist primarily of Shoebuy, ReserveAmerica, Pronto.com, Gifts.com, College Humor and Busted Tees, as well as other early stage businesses.

Discontinued Operations

        On August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments (other than Interval and TV Travel Shop) into an independent public company. We refer to this transaction as the "Expedia spin-off" and to the new company that holds IAC's former travel and travel-related business and investments as "Expedia."

        During the second quarter of 2005, HSNi sold its 48.6% ownership interest in EUVÍA and TV Travel Shop ceased operations. During the second quarter of 2006, Quiz TV Limited, which was previously reported in our Emerging Businesses group, ceased operations. Additionally, during the fourth quarter of 2006, PRC, IAC's former Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC's Emerging Businesses group, was classified as held for sale. During the second quarter of 2007, iBuy's assets were sold and HSNi's German TV and internet retailer, Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), which was previously reported in the International reporting segment of our Retailing sector, was also sold.

        On May 30, 2008, IAC sold EPI, which previously comprised IAC's Entertainment segment. In addition, on August 20, 2008, IAC completed the separation of HSNi, ILG, Ticketmaster and Tree.com into separate independent public companies.

        Accordingly, discontinued operations in the accompanying consolidated statement of operations and cash flows include Expedia, EUVÍA, PRC and HSE through August 8, 2005, June 2, 2005, November 28, 2006 and June 19, 2007, respectively. HSNi, ILG, Ticketmaster, Tree.com, EPI, TV Travel Shop, Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statement of operations and cash flows for all periods presented. The notes accompanying these consolidated financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to the discontinued operations. See Note 9 for additional information related to discontinued operations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Accounting for Investments

        The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all voting controlled subsidiaries or affiliates of the Company. The Company has no variable interest entities. Intercompany transactions and accounts have been eliminated.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

Media & Advertising

        Media & Advertising's revenue consists primarily of advertising revenue. Advertising revenue is generated primarily through the display of paid listings in response to destination and convenience searches, as well from advertisements appearing on IAC Search & Media and third party websites and the distribution of results generated by Ask destination search websites. Citysearch and Evite's revenue is primarily generated through the sale of local and national online advertising. There are several types of internet advertisements, and the way in which ad revenue is earned varies among them. Depending upon the terms, revenue might be earned every time a graphic ad is displayed, every time a user clicks on an ad, every time a user indicates interest in the advertised topic or every time a user clicks-through on the ad and takes a specified action on the destination site.

Match

        Subscription fee revenue is generated from customers who subscribe to online matchmaking services on Match.com, Chemistry.com and Match's other personals websites. Subscription fee revenue is recognized over the terms of the applicable subscriptions, which range from one to twelve months.

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

Emerging Businesses

        Shoebuy's revenue consists of merchandise sales, reduced by incentive discounts and sales returns. In accordance with Staff Accounting Bulletin 104, revenue is recognized when delivery to the customer

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

has occurred. Allowances for returned merchandise are based on past experience. Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

        All other revenue generated by the Emerging Business group is recognized either upon delivery or when the service is provided.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of U.S. Treasury Securities, U.S. Government agency securities and commercial paper with original maturities of less than 91 days and money market instruments.

Restricted Cash

        Restricted cash at December 31, 2007 and 2006 primarily includes balances required to be maintained in connection with casualty insurance coverage.

Marketable Securities

        The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies and municipalities and foreign sovereignties and investment grade corporate securities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. All marketable securities are classified as available-for-sale and are reported at fair value based on quoted market prices. The unrealized gains and losses on these securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

length of time accounts receivable are past due, the Company's previous loss history, the specific customer's current ability to pay its obligation to the Company and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible.

Property and Equipment

        Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

        Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets and leasehold improvements to operations over their estimated service lives.

Asset Category	Depreciation Period
Computer equipment and capitalized software	2 to 3 Years
Buildings and leasehold improvements	3 to 39 Years
Furniture and other equipment	3 to 10 Years

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

Long-Lived Assets and Intangible Assets with Definite Lives

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated lives.

Derivative Instruments

        In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and foreign exchange rates using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company uses derivative instruments, including interest rate swaps and forward contracts, to hedge certain interest

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rate and foreign exchange exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of IAC. IAC does not use derivative financial instruments for speculative purposes. The Company formally designates and documents all of its hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness. IAC applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company records all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 15 for a description of derivative instruments.

Advertising

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online costs, including fees paid to search engines and distribution partners, as well as offline costs, including television, print and radio advertising. Advertising expense was $283.4 million, $242.4 million and $119.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Income Taxes

        The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential tax contingencies as a component of income tax expense.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a separate component of shareholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations.

        Foreign currency transaction net gains (losses) for the years ended December 31, 2007 and 2006 were net gains of $1.7 million and $1.3 million, respectively, and for the year ended December 31, 2005 were net losses of $2.5 million. Transaction gains and losses are included in "Other income (expense)" in the accompanying consolidated statement of operations.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. See Note 4 for a description of the impact of the adoption of SFAS 123R, Staff Accounting Bulletin No. 107 ("SAB 107"), and the Company's stock compensation plans.

Minority Interest

        Minority interest in 2007, 2006 and 2005 primarily represents minority ownership in certain operations included in the Emerging Businesses group.

        In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respect to these interests. These put and call arrangements allow management to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. These put and call arrangements become exercisable by the Company and the counter-party at various dates over the next eight years. During 2008, none of these arrangements that become exercisable are significant. These put arrangements are exercisable by the counter-party outside the control of the Company and are accounted for in accordance with EITF D-98 "Classification and Measurement of Redeemable Securities." Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal minority interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. At and for the year ended December 31, 2007, the Company recorded a $9.6 million adjustment to reflect these interests at fair value.

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

        Significant estimates underlying the accompanying consolidated financial statements include: recovery of marketable securities; the allowance for doubtful accounts; recoverability of long-lived assets, including definite-lived intangible assets; recovery of goodwill and indefinite-lived intangible assets; income taxes payable and deferred income taxes, including related reserves and valuation allowances; sales return and other revenue allowances; various other allowances, reserves and accruals; and, assumptions related to the determination of stock-based compensation.

Certain Risks and Concentrations

        The Company's business is subject to certain risks and concentrations including dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud. The Company also depends on third party service providers for processing certain fulfillment services.

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. Cash equivalents and marketable securities are primarily of investment grade short to intermediate term securities, all of which are maintained with quality financial institutions of high credit. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.

        A component of IAC's revenue is attributable to a paid listing supply agreement with Google, which was renewed in 2007 and now expires on December 31, 2012. For the years ended December 31, 2007, 2006 and 2005, such revenue was approximately $568.1 million, $379.0 million and $127.3 million, respectively. Principally all of this revenue is earned by IAC Search & Media. Net accounts receivable related to this agreement totaled $49.6 million and $31.4 million at December 31, 2007 and 2006, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value with the objective of reducing both the complexity in the accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and the effect of the measurements on earnings or changes in net assets. Among other things, SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157, effective January 1, 2008, did not have a material impact on its consolidated financial position, results of operations or cash flows.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

        The accompanying balance sheet at December 31, 2007 and 2006, and the consolidated statement of operations and cash flows for the years ended December 31, 2007, 2006 and 2005 have been reclassified to present HSNi, ILG, Ticketmaster, Tree.com and EPI as discontinued operations. See Note 9 for additional information related to discontinued operations.

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

        On July 19, 2005, IAC completed the acquisition of Ask Jeeves, now referred to as IAC Search & Media, a leading provider of world-class information retrieval technologies, brands and services that are available to consumers across a range of platforms, including destination websites, downloadable search-based applications and portals. Under the terms of the agreement, IAC issued 18.9 million shares of IAC common stock to IAC Search & Media security holders based on an exchange ratio of 1.2668 shares (or 0.3167 of a share, adjusted to reflect IAC's one-for-two reverse stock splits in August 2005 and August 2008) of IAC common stock for each share of IAC Search & Media common stock in a tax-free transaction valued as of the date of the agreement at approximately $1.7 billion, net of cash acquired. IAC also assumed options to acquire approximately 2.0 million shares of IAC common stock and assumed less than 0.1 million restricted share units. The price used to value the securities was $87.95, which was the average of the closing prices of IAC common stock during the five consecutive trading days beginning two trading days prior to the announcement of the IAC Search & Media acquisition. The amount recorded as unearned compensation was based upon the fair value of the unvested stock options and restricted stock as of the acquisition date and is being recognized as non-cash compensation over the vesting period. IAC Search & Media is included in IAC's Media & Advertising reporting segment.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS ACQUISITIONS (Continued)

        IAC valued the identifiable intangible assets acquired and identified $406.2 million of intangible assets other than goodwill. The goodwill recognized amounted to $1.4 billion. The trade names acquired were identified as indefinite-lived intangible assets and $266.9 million was allocated to these assets. Intangibles with definite lives included existing technology ($108.7 million), distribution agreements ($4.6 million), customer lists ($17.1 million), advertising relationships ($4.2 million) and other ($4.7 million) and are being amortized over a weighted-average period of 4.3 years. None of the amount allocated to goodwill is tax deductible. The consideration for IAC Search & Media was based on historical as well as expected performance metrics. The Company viewed IAC Search & Media's revenue, operating income, Operating Income Before Amortization, net income and cash flow as its most important valuation metrics. The Company agreed to consideration that resulted in recognition of a significant amount of goodwill for a number of reasons including: IAC Search & Media's market position and brand; IAC Search & Media's business model which complements the business models of the Company's other businesses; growth opportunities in the markets in which IAC Search & Media operates; and IAC Search & Media's distinctly unique, proprietary and exclusive service lines which should enable the Company to grow. As a result, the predominant portion of the consideration was based on the expected financial performance of IAC Search & Media and not the asset value on the books of IAC Search & Media at the time of acquisition.

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method and has applied the classification provisions of SAB 107 regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies in its adoption of SFAS 123R.

        The adoption of SFAS 123R did not impact the amount of stock-based compensation expense recorded in the accompanying consolidated statement of operations for the year ended December 31, 2006, since the Company had previously adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). On August 9, 2005, the Company began recognizing expense for all stock-based compensation instruments granted prior to January 1, 2003 due to the modification of all such instruments in connection with the Expedia spin-off. Prior to the adoption of SFAS 123R, the entire tax benefit from stock-based compensation was reported as a component of operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. For the years ended December 31, 2007 and 2006, excess tax benefits from stock-based compensation of $75.4 million and $11.2 million, respectively, are included as a component of financing cash flows. For the year ended December 31, 2005, excess tax benefits from stock-based compensation of $86.0 million is included as a component of operating cash flows.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

        The following table illustrates the effect on net earnings available to common shareholders and net earnings per share as if the fair value-based method under SFAS No. 123 had been applied to all outstanding and unvested awards for the year ended December 31, 2005:

Year ended December 31, 2005
(In thousands, except per share data)
Net earnings available to common shareholders, as reported	$861,745
Add: Non-cash stock-based compensation expense included in reported net earnings, net of related tax effects	119,125
Deduct: Total non-cash stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(102,055)

Pro forma net earnings available to common shareholders	$878,815

Net earnings per share available to common shareholders:
Basic as reported	$5.23
Basic pro forma	$5.33
Diluted as reported	$4.81
Diluted pro forma	$4.90

        Pro forma information is determined as if the Company had accounted for its employee stock options granted prior to December 31, 2002 under the fair value-based method. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model. In conjunction with the Expedia spin-off and the adoption of SFAS 123R, the Company conducted an assessment of certain assumptions used in determining the expense related to stock-based compensation. This assessment was completed in the third quarter of 2005. The cumulative effect of the change in the Company's estimate related to the number of stock-based awards that were expected to vest resulted in a reduction in stock-based compensation expense of $2.7 million which is included in continuing operations and $38.1 million which is included in discontinued operations ($35.3 million related to Expedia). The after-tax effect of this change in estimate on earnings and earnings per share from continuing operations, income from discontinued operations and net income is $1.7 million or $0.01 per share, $23.7 million or $0.13 per share and $25.5 million or $0.14 per share, respectively. In addition, the deduction line item in the table above included in the determination of pro forma expense for the year ended December 31, 2005, includes a favorable adjustment of $20.6 million due to the cumulative effect of the change in the Company's estimate related to the number of stock-based awards that were expected to vest. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

        IAC currently has two active plans under which future awards may be granted, both of which currently cover outstanding stock options to acquire shares of IAC common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and restricted stock, as well as provide for the future grant of these and other equity awards. These plans are: the IAC 2005 Stock and Annual Incentive Plan and the Amended and Restated IAC 2000 Stock and Annual Incentive Plan. Under the IAC 2005 Stock and Annual Incentive Plan, the Company was originally authorized to grant stock options, RSUs, PSUs and restricted stock, and other equity based awards for up to 12.5 million shares of IAC common stock, adjusted to reflect IAC's one-for-two reverse stock split in August 2008. Under IAC's 2000 Stock

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

and Annual Incentive Plan, the Company is authorized to grant stock options, RSUs, PSUs and restricted stock, and other equity based awards and the number of shares that remained available for future awards pursuant to the authorizations under this plan was adjusted to give effect to the reverse stock splits in August 2005 and August 2008 and the Expedia spin-off. Both of the active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants.

        In addition, both of the plans described above have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards to date have generally vested in equal annual installments over a four-year period (see below for a description of 5-year cliff vesting options granted to the Company's Chairman), and RSU awards to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date. PSU awards to date will generally cliff vest at the end of a three-year period from the date of grant. In addition to equity awards outstanding under the two active plans discussed above, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.

        Non-cash stock-based compensation expense related to stock options, restricted stock, RSUs and PSUs is included in the following line items in the accompanying statement of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years ended December 31,
	2007	2006	2005
Cost of sales—service revenue	$5,652	$5,071	$4,717
Selling and marketing expense	6,186	5,364	3,650
General and administrative expense	61,566	56,813	85,399
Other operating expense	181	113	—

Non-cash stock-based compensation expense before income taxes	73,585	67,361	93,766
Income tax benefit	(26,818)	(23,834)	(35,646)

Non-cash stock-based compensation expense after income taxes	$46,767	$43,527	$58,120

        The amount of stock-based compensation expense recognized in the consolidated statement of operations is reduced by estimated forfeitures, as the amount recorded is based on awards ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate.

        In connection with the Expedia spin-off, all outstanding share-based compensation instruments of the Company were modified. Accordingly, on August 9, 2005, the Company recorded a pre-tax modification charge of $67.0 million related to the treatment of vested stock options, of which $55.3 million is included in continuing operations and $11.7 million is included in discontinued operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

        As of December 31, 2007, there was approximately $140.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Stock Options

        A summary of changes in outstanding stock options is as follows:

	December 31, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2007	12,045	$41.64
Granted	—	—
Exercised	(5,851)	24.14
Forfeited	(108)	45.28
Expired	(69)	78.62

Outstanding at December 31, 2007	6,017	$58.16	5.0	$46,506

Options exercisable	3,796	$48.40	3.6	$42,489

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. There were no stock options granted by the Company during the years ended December 31, 2007 and 2006. Approximately 6.4 million stock options were granted and assumed in acquisitions by the Company during the year ended December 31, 2005.

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

        The weighted average fair value of stock options granted during the year ended December 31, 2005 at market prices equal to IAC's common stock on the grant date was $48.96.

        In June 2005, the Company granted stock options to its Chairman at exercise prices greater than market value on the date of grant with a 10-year term and cliff vesting at the end of five years, and with accelerated vesting upon certain types of termination of employment or upon a change of control. The weighted average exercise price and the weighted average fair value related to these grants were $80.24 and $55.80, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

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

        Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2007, 2006 and 2005: were $39.3 million and $88.2 million; $104.7 million and $25.2 million; and $99.4 million and $164.1 million, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Exercisable at December 31, 2007	Weighted Average Exercise Price
	(Shares in thousands)
$0.00 to $20.00	456	4.4	$12.10	390	$10.92
$20.01 to $40.00	839	3.5	29.28	791	29.16
$40.01 to $60.00	1,727	4.1	50.36	1,558	50.34
$60.01 to $80.00	2,014	6.1	68.56	776	64.74
$80.01 to $100.00	933	6.1	94.78	233	91.76
$100.01 to $120.00	30	2.1	102.46	30	102.46
$120.01 to $140.00	5	2.2	136.36	5	136.36
$140.01 to $160.00	1	2.1	143.82	1	143.82
$160.01 to $242.00	12	1.9	204.24	12	204.24

	6,017	5.0	$58.16	3,796	$48.40

Restricted Stock, Restricted Stock Units and Performance Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. With the exception of awards to non-U.S. employees, which are settled in cash, all awards are settled in stock. Each restricted stock, RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all restricted stock, RSUs and PSUs for which vesting is considered probable. For restricted stock and RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of IAC common stock and expensed ratably as non-cash compensation over the vesting term. For PSU grants to U.S. employees, the expense is measured at the grant date as the fair value of IAC

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

common stock and expensed as non-cash compensation when the performance targets are considered probable of being achieved.

        The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably over the vesting term, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expense. At December 31, 2007, 2006 and 2005, approximately 0.2 million, 0.2 million and 0.1 million international awards were outstanding, respectively. Cash payments related to awards to international employees, including employees of businesses currently presented within discontinued operations, totaled $3.3 million, $1.9 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Nonvested restricted stock, RSUs and PSUs outstanding as of December 31, 2007 and changes during the year ended December 31, 2007 were as follows:

	Restricted Stock		RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2007	113	$51.28	3,685	$57.32	255	$68.34
Granted	—	—	649	75.28	889	74.84
Vested	(13)	8.30	(721)	57.52	—	—
Forfeited	—	—	(386)	59.98	(102)	75.56

Nonvested at December 31, 2007	100	$56.62	3,227	$60.58	1,042	$73.18

(a)
In February 2007, the Company granted PSUs which cliff vest at the end of three years in varying amounts depending upon growth in the Company's metric, Adjusted Earnings Per Share, with certain modifications. These PSUs provided for an opportunity for a number of shares to vest equal to 200% of the initial "target" award. In connection with the Spin-Off the majority of the PSUs will be converted into non-performance based RSUs at the "target" award, some of which will vest upon the Spin-Off and the remainder will cliff vest at the end of three years from the original date of grant. The PSU table above includes these awards on an as converted basis.

        The weighted average fair value of restricted stock, RSUs and PSUs granted during years ended December 31, 2007, 2006 and 2005 based on market prices of IAC's common stock on the grant date was $74.96, $58.90 and $51.92, respectively. The total intrinsic value of restricted stock, RSUs and PSUs that vested during the years ended December 31, 2007, 2006 and 2005 was $39.5 million $53.0 million and $55.0 million, respectively. The total fair value of restricted stock, RSUs and PSUs that vested during the years ended December 31, 2007, 2006 and 2005 was $41.6 million, $39.3 million and $58.1 million, respectively.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

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

        Effective January 1, 2006, the founder and Chief Executive Officer of LendingTree was promoted to President and Chief Operating Officer of IAC ("COO"). In connection with his promotion, the terms and conditions of a portion of the COO's existing unvested management equity awards were modified (the "Modification"). In connection with the Modification, (i) a portion of the unvested management equity awards was exchanged for shares of IAC restricted stock, which will vest if certain service and performance conditions established by the Committee are met, and (ii) the terms and conditions applicable to the valuation and settlement of another portion of the unvested management equity awards were amended. The total incremental compensation cost resulting from the Modification was $8.7 million which is being recognized ratably over the vesting period. For the years ended December 31, 2007 and 2006, $4.1 million and $4.1 million, respectively, of the incremental compensation cost associated with the Modification was recognized in the accompanying consolidated statement of operations.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31,
	2007	2006
Goodwill	$1,823,779	$1,791,619
Intangible assets with indefinite lives	329,013	322,110
Intangible assets with definite lives, net	72,902	97,774

Total goodwill and intangible assets, net	$2,225,694	$2,211,503

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate to trade names and trademarks acquired in various acquisitions. At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$113,915	$(55,907)	$58,008	4.9
Customer lists	20,586	(19,768)	818	1.1
Supplier agreements	15,770	(7,060)	8,710	6.0
Distribution agreements	4,600	(2,819)	1,781	4.0
Other	20,471	(16,886)	3,585	2.9

Total	$175,342	$(102,440)	$72,902

        At December 31, 2006, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$110,331	$(32,705)	$77,626	5.0
Customer lists	18,490	(17,365)	1,125	1.1
Supplier agreements	13,770	(4,274)	9,496	5.9
Distribution agreements	4,600	(1,669)	2,931	4.0
Other	16,537	(9,941)	6,596	3.0

Total	$163,728	$(65,954)	$97,774

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2007 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2008	$30,421
2009	26,398
2010	13,449
2011	1,204
2012	1,167
2013 and thereafter	263

$72,902

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill, for the year ended December 31, 2007 (in thousands):

	Balance as of January 1, 2007	Additions	(Deductions)	Foreign Exchange Translation	Balance as of December 31, 2007
Media & Advertising	$1,352,764	$19,686	$(10,537)	$1	$1,361,914
Match	232,222	6,973	(8,652)	2,854	233,397
ServiceMagic	100,389	—	(748)	—	99,641
Emerging Businesses	106,244	28,260	(9,963)	4,286	128,827

Total	$1,791,619	$54,919	$(29,900)	$7,141	$1,823,779

        Additions principally relate to acquisitions. Deductions principally relate to adjustments to the carrying value of goodwill based upon the finalization of the valuation of goodwill and intangible assets and their related deferred tax impacts, the establishment of deferred tax assets related to the adoption of FIN 48, the establishment of deferred tax assets related to acquired tax attributes, and the income tax benefit realized pursuant to the exercise of stock options assumed in business acquisitions that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized.

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill, for the year ended December 31, 2006 (in thousands):

	Balance as of January 1, 2006	Additions	(Deductions)	Foreign Exchange Translation	Balance as of December 31, 2006
Media & Advertising	$1,538,998	$892	$(187,126)	$—	$1,352,764
Match	220,895	15,067	(5,484)	1,744	232,222
ServiceMagic	101,330	83	(1,024)	—	100,389
Emerging Businesses	26,342	79,630	—	272	106,244

Total	$1,887,565	$95,672	$(193,634)	$2,016	$1,791,619

        Additions principally relate to acquisitions. The $187.1 million reduction in the carrying amount of goodwill during 2006 in the Media & Advertising segment consisted of the following items related to the acquisition of IAC Search & Media (formerly Ask Jeeves) on July 19, 2005: the establishment of a deferred tax asset related to purchased net operating losses of $127.4 million; the income tax benefit realized from the exercise of stock options that were vested at the date of acquisition of $8.0 million; and, the finalization of the valuation of identified intangible assets and their related deferred tax impacts of $51.7 million (which resulted in an increase to identified intangible assets, principally trade names and trademarks). Deductions for other segments principally relate to the establishment of deferred tax assets related to purchased net operating losses.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	December 31,
	2007	2006
Computer equipment and capitalized software	$207,035	$168,467
Buildings and leasehold improvements	206,340	64,645
Furniture and other equipment	43,731	37,163
Projects in progress	40,836	156,695
Land	5,117	5,117

	503,059	432,087
Less: accumulated depreciation and amortization	(168,718)	(127,401)

Total property and equipment, net	$334,341	$304,686

NOTE 7—INCOME TAXES

        U.S. and foreign (loss) earnings from continuing operations before income taxes and minority interest are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
U.S.	$(28,430)	$(76,544)	$466,083
Foreign	24,340	684	(2,592)

Total	$(4,090)	$(75,860)	$463,491

        The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current income tax provision (benefit):
Federal	$6,125	$(98,308)	$1,000,763
State	(4,292)	(27,486)	193,224
Foreign	4,914	247	109

Current income tax provision (benefit)	6,747	(125,547)	1,194,096

Deferred income tax (benefit) provision:
Federal	(5,558)	73,237	(873,289)
State	943	2,922	(155,325)
Foreign	189	927	(91)

Deferred income tax (benefit) provision	(4,426)	77,086	(1,028,705)

Income tax provision (benefit)	$2,321	$(48,461)	$165,391

        In 2007, the Company recognized a $20.1 million reduction in current state income taxes payable related to New York State tax credits under the Brownfield Cleanup Program Act. The related income tax benefit of this credit was recorded as a reduction in the carrying value of the related building and

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

improvements. This credit principally relates to qualifying costs incurred in connection with the construction of IAC's corporate headquarters, which was completed in 2007.

        The current income tax payable has been reduced by $75.4 million, $11.2 million and $86.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to additional paid-in capital or a reduction in goodwill.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2007	2006
Deferred tax assets:
Provision for accrued expenses	$18,265	$5,872
Net operating loss carryforwards	57,300	76,212
Stock-based compensation	42,152	30,855
Income tax reserves, including related interest	33,262	—
Other	29,218	24,584

Total deferred tax assets	180,197	137,523
Less valuation allowance	(22,266)	(25,865)

Net deferred tax assets	157,931	111,658

Deferred tax liabilities:
Property and equipment	(320)	(10,883)
Prepaid expenses	(4,887)	(4,854)
Intangible and other assets	(12,864)	(139,840)
Other	(12,328)	(3,859)

Total deferred tax liabilities	(30,399)	(159,436)

Net deferred tax asset (liability)	$127,532	$(47,778)

        Included in "Other non-current assets" in the accompanying consolidated balance sheets at December 31, 2007 and 2006 is a non-current deferred tax asset of $88.0 million and $1.0 million, respectively. In addition, included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at December 31, 2006 is a current deferred tax liability of $5.4 million.

        At December 31, 2007, the Company had federal and state net operating losses ("NOLs") of approximately $95.7 million and $381.4 million, respectively. If not utilized, the federal NOLs will expire at various times between 2010 and 2027, and the state NOLs will expire at various times between 2008 and 2027. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2007, the Company had foreign NOLs of approximately $14.8 million available to offset future income. Of these foreign NOLs, approximately $12.0 million can be carried forward indefinitely,

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

and approximately $1.8 million and $1.0 million will expire within five years and ten years, respectively. During 2007, the Company recognized tax benefits related to NOLs of approximately $4.3 million. Included in this amount was approximately $3.6 million of tax benefits of acquired attributes which was recorded as a reduction of goodwill.

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

        During 2007, the Company's valuation allowance decreased by approximately $3.6 million. This decrease was primarily related to the write-off of previously unbenefitted deferred tax assets for state and foreign NOLs. Included in this amount was a valuation allowance decrease of $0.7 million recorded as a reduction to goodwill and relates to the net benefit of acquired tax attributes. At December 31, 2007, the Company had a valuation allowance of approximately $22.3 million related to the portion of tax operating loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. Of this amount, approximately $4.4 million will be applied as a reduction of goodwill or an increase of additional paid-in-capital, if recognized in future years.

        A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Income tax (benefit) provision at the federal statutory rate of 35%	$(1,431)	$(26,551)	$162,221
State income taxes, net of effect of federal tax benefit	(343)	(3,349)	17,202
Foreign income taxed at a different statutory tax rate	(1,064)	490	926
Non-deductible non-cash compensation expense	1,373	2,082	6,716
Equity in income of foreign unconsolidated affiliates	(6,083)	(9,527)	—
Tax exempt income	(3,649)	(2,800)	(3,354)
Release of deferred tax liability associated with a foreign equity investment	—	(14,760)	—
Net adjustment related to the reconciliation of income tax provision accruals to tax returns, net of effect of federal tax benefit	1,350	(14,032)	(16,808)
Effect of change in estimated combined state tax rate	(1,476)	(1,001)	(10,373)
Change in tax reserves, net of effect of federal, state and foreign tax benefits	13,774	18,757	10,836
Benefit from the write-off of an investment in a foreign subsidiary	—	(2,619)	—
Federal tax credits for increasing research activities	(2,033)	(469)	(1,269)
Non-deductible/(non-taxable) losses/(gains) on derivatives	(2,035)	3,271	(1,601)
Non-deductible expenses related to spin-offs	1,147	—	4,538
Non-deductible expenses	1,892	2,028	2,305
Other, net	899	19	(5,948)

Income tax provision (benefit)	$2,321	$(48,461)	$165,391

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        In accordance with APB No. 23, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $27.1 million at December 31, 2007. The amount of unrecognized deferred U.S. income tax liability with respect to such earnings is $0.6 million.

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

(In Millions)
Balance at January 1, 2007	$223.5
Additions based on tax positions related to the current year	23.0
Additions for tax positions of prior years	11.4
Reductions for tax positions of prior years	(21.4)
Settlements	(5.5)

Balance at December 31, 2007	$231.0

        As of January 1, 2007 and December 31, 2007, the unrecognized tax benefits, including interest, were $239.5 million and $271.0 million, respectively. In addition unrecognized benefits, including interest are included in "Assets held for sale" and "Non-current liabilities of discontinued operations" of $4.4 million and $2.9 million, respectively, in the accompanying consolidated balance sheets at December 31, 2007. Included in unrecognized tax benefits at December 31, 2007 is approximately $150.7 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of December 31, 2007 are subsequently recognized, approximately $43.8 million and $40.1 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations and discontinued operations for the year ended December 31, 2007 is $10.9 million and $3.3 million, respectively, net of related deferred taxes of $6.9 million and $2.2 million, respectively, for interest on unrecognized tax benefits. At January 1, 2007 and December 31, 2007 the Company has accrued $16.0 million and $40.0 million, respectively for the payment of interest. There are no material accruals for penalties.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

        In 2005, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 1997 through 2000. The resolution of this IRS examination did not have a material effect on the Company's consolidated results of operations or its consolidated financial position. The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2008. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are Florida, New York and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2008. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $39.8 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 8—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Entities included in discontinued operations, as described in Note 1 and Note 9, are excluded from the schedules below except for the schedule of assets, in which they are included in corporate and other. Operating segments are combined for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue:
Media & Advertising	$758,529	$544,229	$213,451
Match	348,733	311,227	249,505
ServiceMagic	93,385	63,700	41,006
Emerging Businesses	145,300	85,649	22,402
Inter-segment elimination	(13,365)	(4,212)	(2,871)

Total	$1,332,582	$1,000,593	$523,493

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating (Loss) Income:
Media & Advertising	$29,899	$(5,986)	$7,702
Match	65,780	58,360	44,115
ServiceMagic	17,587	12,411	8,929
Emerging Businesses	(21,344)	(25,459)	(13,437)
Corporate and other	(170,426)	(150,632)	(199,918)

Total	$(78,504)	$(111,306)	$(152,609)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating Income Before Amortization(a):
Media & Advertising	$88,199	$58,275	$30,512
Match	78,367	63,395	47,872
ServiceMagic	20,764	16,151	11,247
Emerging Businesses	(7,914)	(14,051)	(12,892)
Corporate and other	(98,932)	(88,362)	(105,535)

Total	$80,484	$35,408	$(28,796)

	December 31,
	2007	2006
	(In thousands)
Assets:
Media & Advertising	$1,961,934	$1,905,255
Match	333,407	317,111
ServiceMagic	125,216	124,998
Emerging Businesses	208,210	174,605
Corporate and other	9,962,035	10,721,187

Total	$12,590,802	$13,243,156

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Depreciation:
Media & Advertising	$30,789	$27,745	$13,192
Match	7,596	7,527	8,165
ServiceMagic	2,573	1,683	983
Emerging Businesses	5,448	5,226	3,448
Corporate and other	13,455	10,723	7,989

Total	$59,861	$52,904	$33,777

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Capital expenditures:
Media & Advertising	$60,640	$26,947	$19,509
Match	8,715	9,696	9,832
ServiceMagic	3,786	3,918	2,108
Emerging Businesses	9,257	5,523	7,797
Corporate and other	30,503	98,769	72,610

Total	$112,901	$144,853	$111,856

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

        The Company maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue
United States	$1,128,588	$851,404	$444,025
All other countries	203,994	149,189	79,468

Total	$1,332,582	$1,000,593	$523,493

	December 31,
	2007	2006
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$332,311	$303,017
All other countries	2,030	1,669

Total	$334,341	$304,686

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

        The following tables reconcile Operating Income Before Amortization to operating (loss) income for the Company's reporting segments and to net (loss) earnings available to common shareholders in total (in thousands):

	Year Ended December 31, 2007
	Operating Income Before Amortization	Non-cash compensation expense	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Media & Advertising	$88,199	$—	$(33,637)	$(24,663)	$29,899
Match	78,367	—	(11,146)	(1,441)	65,780
ServiceMagic	20,764	(623)	—	(2,554)	17,587
Emerging Businesses	(7,914)	(1,468)	(4,887)	(7,075)	(21,344)
Corporate and other	(98,932)	(71,494)	—	—	(170,426)

Total	$80,484	$(73,585)	$(49,670)	$(35,733)	(78,504)

Other income, net					74,414

Loss from continuing operations before income taxes and minority interest					(4,090)
Income tax provision					(2,321)
Minority interest in losses of consolidated subsidiaries					2,014

Loss from continuing operations					(4,397)
Gain on sale of discontinued operations, net of tax					33,524
Loss from discontinued operations, net of tax					(173,196)

Net loss available to common shareholders					$(144,069)

	Year Ended December 31, 2006
	Operating Income Before Amortization	Non-cash compensation expense	Amortization of non-cash marketing	Amortization of intangibles	Operating income (loss)
Media & Advertising	$58,275	$—	$(29,629)	$(34,632)	$(5,986)
Match	63,395	—	(2,996)	(2,039)	58,360
ServiceMagic	16,151	(622)	—	(3,118)	12,411
Emerging Businesses	(14,051)	(4,469)	(4,500)	(2,439)	(25,459)
Corporate and other	(88,362)	(62,270)	—	—	(150,632)

Total	$35,408	$(67,361)	$(37,125)	$(42,228)	(111,306)

Other income, net					35,446

Loss from continuing operations before income taxes and minority interest					(75,860)
Income tax benefit					48,461
Minority interest in losses of consolidated subsidiaries					767

Loss from continuing operations					(26,632)
Gain on sale of discontinued operations, net of tax					9,579
Income from discontinued operations, net of tax					204,118

Net earnings available to common shareholders					$187,065

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2005
	Operating Income Before Amortization	Non-cash compensation expense	Amortization of intangibles	Operating income (loss)
Media & Advertising	$30,512	$—	$(22,810)	$7,702
Match	47,872	—	(3,757)	44,115
ServiceMagic	11,247	717	(3,035)	8,929
Emerging Businesses	(12,892)	(100)	(445)	(13,437)
Corporate and other	(105,535)	(94,383)	—	(199,918)

Total	$(28,796)	$(93,766)	$(30,047)	(152,609)

Other income, net				616,100

Earnings from continuing operations before income taxes and minority interest				463,491
Income tax provision				(165,391)
Minority interest in income of consolidated subsidiaries				(384)

Earnings from continuing operations				297,716
Gain on sale of discontinued operations, net of tax				70,152
Income from discontinued operations, net of tax				501,815

Earnings before preferred dividends				869,683
Preferred dividends				(7,938)

Net earnings available to common shareholders				$861,745

NOTE 9—DISCONTINUED OPERATIONS

        On August 20, 2008, IAC completed the spin-off of HSNi, ILG, Ticketmaster and Tree.com into separate independent publicly traded companies. In addition, on May 30, 2008 IAC sold EPI for approximately $34.9 million, which resulted in a pre-tax loss of $37.4 million and an after-tax gain of $22.5 million.

        On June 19, 2007, IAC sold HSE, previously reported in the International segment of IAC's Retailing sector, for approximately $216.5 million, which resulted in a pre-tax gain of $45.7 million and an after-tax gain of $31.1 million. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale. See Note 15 for additional information related to the sale of HSE.

        During the second quarter of 2006, Quiz TV Limited previously reported in IAC's Emerging Businesses group, ceased operations. iBuy, also previously reported in IAC's Emerging Businesses group, was classified as held for sale during the fourth quarter of 2006 and its assets were subsequently sold during the second quarter of 2007. Additionally, on November 29, 2006, IAC sold PRC, its Teleservices subsidiary, for approximately $286.5 million which resulted in a pre-tax gain of $66.3 million and an after-tax gain of $9.6 million.

        In June 2005, HSNi sold its 48.6% ownership in EUVÍA (previously reported in the International segment of IAC's Retailing sector) for approximately $204.0 million, which resulted in a pre-tax gain of $127.1 million and an after-tax gain of $70.2 million. During the second quarter of 2005, TV Travel Shop ceased operations and on August 9, 2005, IAC completed the Expedia spin-off.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—DISCONTINUED OPERATIONS (Continued)

        Accordingly, discontinued operations in the accompanying consolidated statement of operations and cash flows include Expedia, EUVÍA, PRC and HSE through August 8, 2005, June 2, 2005, November 28, 2006 and June 19, 2007, respectively. HSNi, ILG, Ticketmaster, Tree.com, EPI, TV Travel Shop, Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statement of operations and cash flows for all periods presented.

        The net revenue and net earnings, net of the effect of any minority interest, for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net revenue	$5,240,657	$5,676,505	$6,616,228

(Loss) earnings before income taxes and minority interest	$(48,500)	$369,950	$789,072
Income tax provision	(127,243)	(165,614)	(280,039)
Minority interest in losses (income) of consolidated subsidiaries	2,547	(218)	(7,218)

Net (loss) earnings	$(173,196)	$204,118	$501,815

        Loss from discontinued operations, net of tax in 2007 primarily includes the losses of Tree.com and EPI, which include impairment charges related to goodwill and intangible assets of $459.5 million and $16.2 million, respectively, for Tree.com and $48.3 million and $8.9 million, respectively, for EPI. The losses of Tree.com and EPI were partially offset by income of Ticketmaster, HSNi and ILG. Income from discontinued operations, net of tax in 2006 primarily includes the income of Ticketmaster, HSNi and ILG, partially offset by losses of EPI, which include impairment charges related to goodwill and intangible assets of $189.1 million and $25.4 million, respectively. Income from discontinued operations, net of tax in 2005 primarily includes the income of Expedia, HSNi, Ticketmaster, a tax benefit of $62.8 million related to the write-off of the Company's investment in TV Travel Shop and income of ILG.

        The assets and liabilities of HSE at December 31, 2006 have been classified in the accompanying consolidated balance sheet as "Assets held for sale" (which is included in "Prepaid expenses and other current assets") and "Liabilities held for sale" (which is included in "Accrued expenses and other current liabilities"). Such net assets held for sale consist of the following (in thousands):

December 31, 2006
(In thousands)
Current assets	$81,834
Goodwill	122,721
Other non current assets	22,325

Assets held for sale	226,880

Current liabilities	(56,353)
Other long term liabilities	(7,992)

Liabilities held for sale	(64,345)

Net assets held for sale	$162,535

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities of EPI at December 31, 2007 and 2006 have been classified in the accompanying consolidated balance sheet as "Assets held for sale" (which is included in "Prepaid expenses and other current assets") and "Liabilities held for sale" (which is included in "Accrued expenses and other current liabilities"). Such net assets held for sale consist of the following (in thousands):

	December 31,
	2007	2006
Current assets	$30,847	$25,399
Goodwill	19,350	66,703
Intangible assets, net	41,660	53,115
Other non-current assets	35,139	31,816

Assets held for sale	126,996	177,033

Current liabilities	(56,928)	(41,007)
Other long-term liabilities	(2,761)	(2,516)

Liabilities held for sale	(59,689)	(43,523)

Net assets held for sale	$67,307	$133,510

        The assets and liabilities of HSNi, ILG, Ticketmaster and Tree.com at December 31, 2007 and 2006 have been classified in the accompanying consolidated balance sheet as discontinued operations. Such net assets consist of the following (in thousands):

	December 31,
	2007	2006
Current assets of discontinued operations	$1,020,034	$1,354,535

Goodwill	4,629,885	4,991,654
Intangible assets, net	961,322	990,973
Other non-current assets	510,536	422,766

Non-current assets of discontinued operations	6,101,743	6,405,393

Current liabilities of discontinued operations	(1,265,307)	(1,400,030)

Deferred income taxes	(962,170)	(1,087,596)
Other long-term liabilities	(165,309)	(161,719)

Non-current liabilities of discontinued operations	(1,127,479)	(1,249,315)

Net assets of discontinued operations	$4,728,991	$5,110,583

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE (Continued)

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

        Substantially all of the Company's fixed income securities are rated investment grade or better. The gross unrealized losses related to fixed income securities were due primarily to changes in interest rates. The Company's management has determined that the gross unrealized losses on its available-for-sale marketable securities at December 31, 2007 are temporary in nature. In the first quarter of 2005, the Company recognized $15.0 million of losses that were deemed to be other-than-temporary related to available-for-sale marketable securities that were sold by the Company to fund its cash needs related to: the repurchase of 13.2 million shares of IAC common stock associated with the acquisition of IAC Search & Media; and the redemption of substantially all of IAC's preferred stock for $656 million in connection with the Expedia spin-off. There was no other than temporary impairment charge recorded in 2007 or 2006.

        During the year ended December 31, 2007, $0.4 million of net unrealized losses included within other comprehensive income as of December 31, 2006 were recognized into earnings.

        Investments accounted for under the cost method are included in "Long-term investments" in the accompanying consolidated balance sheet and have a carrying value of $22.2 million and $21.9 million as of December 31, 2007 and 2006, respectively.

        On June 19, 2007, as part of the consideration for the sale of HSE to Arcandor AG ("ARO"), formerly known as KarstadtQuelle AG, IAC received approximately 5.5 million shares of ARO stock valued at €141 million or $190.1 million. The ARO stock is an available-for-sale marketable security that is accounted for in accordance with SFAS No. 115, and is included in "Long-term investments" in the accompanying consolidated balance sheet, with a carrying value of $130.8 million at December 31, 2007. Included within other comprehensive income at December 31, 2007 was an unrealized loss of $46.1 million related to this marketable security, which is recorded net of a deferred tax benefit of $28.9 million. The severity of the unrealized loss (fair value is approximately 37% less than cost) and duration of the unrealized loss (less than 6 months) are consistent with the weak and adverse conditions affecting the market in which Arcandor operates. The Company evaluated the prospects of Arcandor in relation to the severity and duration of the unrealized loss. Based on that evaluation and the Company's ability and intent to hold the ARO stock for a reasonable period of time sufficient for

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—MARKETABLE SECURITIES AND INVESTMENTS HELD FOR SALE (Continued)

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

        The net unrealized loss is included within other comprehensive income and is recorded net of a deferred tax benefit of $2.8 million as of December 31, 2006. The proceeds from sales and maturities of available-for-sale marketable securities were approximately $1.4 billion, which resulted in gross realized gains of $0.2 million and gross realized losses of $1.4 million for the year ended December 31, 2006.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per share. All share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2008.

	Years Ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(4,397)	$(4,397)	$(26,632)	$(26,632)	$297,716	$297,716
Preferred stock dividends(a)(b)	—	—	—	—	(7,938)	—

Net (loss) earnings from continuing operations available to common shareholders	(4,397)	(4,397)	(26,632)	(26,632)	289,778	297,716
Interest expense on Convertible Notes(c)	—	—	—	—	—	1,180

Net (loss) earnings from continuing operations available to common shareholders after assumed conversions of Convertible Notes, if applicable	(4,397)	(4,397)	(26,632)	(26,632)	289,778	298,896
(Loss) income from discontinued operations, net of tax	(139,672)	(139,672)	213,697	213,697	571,967	571,967

Net (loss) earnings available to common shareholders	$(144,069)	$(144,069)	$187,065	$187,065	$861,745	$870,863

Denominator:
Basic shares outstanding	142,843	142,843	152,602	152,602	164,730	164,730
Dilutive securities including stock options, warrants and restricted stock and share units	—	—	—	—	—	16,507

Denominator for earnings per share—weighted average shares(d)	142,843	142,843	152,602	152,602	164,730	181,237

(Loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.03)	$(0.03)	$(0.17)	$(0.17)	$1.76	$1.65
Discontinued operations, net of tax	(0.98)	(0.98)	1.40	1.40	3.47	3.16

(Loss) earnings per share available to common shareholders	$(1.01)	$(1.01)	$1.23	$1.23	$5.23	$4.81

(a)
On August 9, 2005 and prior to the Expedia spin-off, approximately 13.1 million shares of the Company's preferred stock were redeemed for approximately $656 million.

(b)
For the year ended December 31, 2005, approximately 5.9 million weighted average common shares related to the assumed conversion of the Company's preferred stock and approximately 1.0 million weighted average common shares related to the assumed conversion of the Convertible Notes were included in the calculation of diluted earnings per share. Accordingly, under the "if-converted" method, the preferred dividends and the interest expense on the Convertible Notes were excluded from the numerator in calculating diluted earnings per share.

(c)
For the years ended December 31, 2007 and 2006, approximately 0.3 million and 0.7 million weighted average common shares, respectively, related to the assumed conversion of the Company's Convertible Notes were

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—EARNINGS PER SHARE (Continued)

  excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Accordingly, under the "if-converted" method, the interest expense on the Convertible Notes, net of tax, was included in net (loss) earnings from continuing operations available to common shareholders.

(d)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company's Convertible Notes and preferred stock if the effect is dilutive. Because the Company had a loss from continuing operations available to common shareholders in 2007 and 2006, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS 128, "Earnings Per Share," the same shares are used to compute all earnings per share amounts. For the years ended December 31, 2007, 2006 and 2005, approximately 28.7 million, 33.7 million and 17.0 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 12—SHAREHOLDERS' EQUITY

        All IAC common stock share information and related per share prices included in this note have been adjusted to reflect IAC's one-for-two reverse stock split in August 2008 but are not adjusted for the relative values of the spun-off entities.

Description of Common Stock and Class B Convertible Common Stock

        The following is a description of IAC's common stock before and after the Spin-Off. There were no changes to the terms of IAC's common stock as a result of the Spin-Off.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

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

        Immediately prior to the Spin-Off all outstanding preferred stock was redeemed. Therefore, the following description of IAC's preferred stock has not been adjusted to reflect IAC's one-for-two reverse stock split in August 2008.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

Note Receivable from Key Executive for Common Stock Issuance

        In connection with the employment of Barry Diller as Chief Executive Officer in August 1995, the Company agreed to sell Mr. Diller 441,988 shares of IAC common stock ("Diller Shares") at $22.6252 per share for cash and a non-recourse promissory note in the approximate amount of $5.0 million, secured by approximately 265,000 shares of IAC common stock. The promissory note was due and paid in full on September 5, 2007.

Stockholders Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through his own holdings, and holdings of Liberty, BDTV, Inc., BDTV II, Inc., BDTV III, Inc. and BDTV IV, Inc., over which Mr. Diller has voting control pursuant to the amended and restated stockholders agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, had the right to vote approximately 20.2% (26,101,115 shares) of IAC's outstanding common stock, and 100% (12,799,999 shares) of IAC's outstanding Class B common stock at December 31, 2007. As a result, Mr. Diller controlled 59.9% of the outstanding total voting power of the Company as of December 31, 2007 and is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders. Liberty holds substantially all of the economic interest in, and Mr. Diller holds all of the voting power in, the shares of IAC stock held by the BDTV entities listed above.

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 35,173,699 shares of IAC common stock were reserved as of December 31, 2007.

Stock-Based Warrants

        At December 31, 2007, warrants (in thousands) to acquire shares of IAC common were outstanding as follows:

	Average Strike per IAC Share	Expiration Date	Number of IAC common shares underlying Warrants outstanding at December 31, 2007
Issued in 2002 Expedia.com deal	$77.97	2/4/09	3,648
Issued in Vivendi deal:
Tranche 1	$61.09	5/7/12	6,047
Tranche 2	$72.19	5/7/12	2,000
Converted Expedia.com:
Tranche 1	$29.77	2/4/09	5,546
Other	$33.04	11/7/09–5/19/10	82

	$55.77		17,323

        The information in the table above reflects IAC's continuing obligation to its warrant holders subsequent to the Expedia spin-off. In addition, with respect to certain of the warrants included in the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

caption "Other" noted in the table above, Expedia is obligated to issue to the same warrant holders Expedia common stock for their portion of the obligation that arose from the Expedia spin-off.

        In addition to the warrants outstanding as noted above, Hotels.com entered into several exclusive affiliate distribution and marketing agreements and issued warrants to purchase shares of its common stock to affiliates if they achieved performance targets. On April 15, 2006, contingently issuable warrants to acquire 0.3 million shares of IAC common stock under such agreements assumed as part of the Hotels.com merger expired unexercised. At December 31, 2006 there were no contingently issuable warrants remaining outstanding.

        During the years ended December 31, 2007, 2006 and 2005 there were approximately 250, 2,000 and 77,500 warrants exercised, respectively. No warrants were issued during the three year period ended December 31, 2007.

Common Stock Repurchases

        Pursuant to the authorizations from its Board of Directors, during 2007 and 2006, IAC purchased 7.8 million and 18.2 million shares of IAC common stock for aggregate consideration of $508.6 million and $999.7 million, respectively. At December 31, 2007, IAC had approximately 25.4 million shares remaining in its authorizations.

Common Stock Exchangeable for Preferred Interest

        On June 7, 2005, IAC completed a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE for approximately $3.4 billion in aggregate consideration, which consideration included 14.2 million shares of IAC capital stock, valued at $1.4 billion. See Note 13 for further discussion of the sale by IAC of its common and preferred interests in VUE. Immediately prior to the completion of this transaction, NBC Universal beneficially owned 10.8 million shares of IAC common stock and 3.4 million shares of IAC Class B common stock (for a total of 14.2 million IAC shares).

NOTE 13—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At December 31, 2007 and 2006 the Company's equity investments in unconsolidated affiliates totaled $148.0 million and $94.0 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet.

        During 2007, the Company invested $256.2 million in entities that are accounted for under the equity method. The most significant investment made by the Company was in Front Line Management Group, Inc. ("Front Line"), which included the conversion of a $26.5 million convertible note. On August 9, 2007, the Company sold a portion of its investment in Front Line to Warner Music Group at the same per share price that the Company paid to acquire its investment in Front Line. In connection with the Spin-Off, IAC transferred its equity investment in Front Line to Ticketmaster.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        At December 31, 2007, the Company's investments accounted for under the equity method, along with the principal market that the investee operates, and IAC's relevant ownership percentage include:

December 31, 2007
Jupiter Shop Channel (Japan)	30%
Points International, Ltd. ("Points") (Canada)	3.17%
Medem, Inc. (United States)	36.46%
DJ/IAC Online Ventures, LLC (United States)	50%
MerchantCircle Inc. (United States)	16.48%

        Summarized financial information of the Company's equity investment in Jupiter Shop Channel is as follows (in thousands):

	2007	2006	2005
Current assets	$244,918	$240,297	$195,242
Non-current assets	239,564	214,237	62,849
Current liabilities	111,168	177,090	105,062
Non-current liabilities	3,629	1,125	685
Net sales	866,739	835,114	676,433
Gross profit	336,809	346,762	270,788
Net income	86,581	105,121	74,945

        Summarized aggregated financial information of the Company's remaining equity investments is as follows (in thousands):

	2007	2006
Current assets	$49,194	$21,682
Non-current assets	10,732	10,971
Current liabilities	(28,074)	(17,979)
Non-current liabilities	(25,376)	(17,256)
Net sales	19,132	9,251
Gross profit	(964)	(4,260)
Net loss	(15,951)	(8,877)

        In the third quarter of 2006, IAC began accounting for its investment in Points under the equity method due to IAC's increased representation on the board of directors of Points. Additionally, in the third quarter of 2006, IAC sold its equity investment in BET, which resulted in a pre-tax gain of $4.5 million and an after-tax gain of $2.6 million.

        Through June 7, 2005, IAC beneficially owned 5.44% of the partnership common equity of VUE, plus certain preferred interests of VUE. This common interest was accounted for using the equity method. On June 7, 2005, IAC sold its common and preferred interests in VUE to NBC Universal for approximately $3.4 billion in aggregate consideration consisting of approximately $1.9 billion in cash, 14.2 million IAC common shares formerly held by NBC Universal and $115 million of television advertising time that NBC Universal initially agreed to provide through its media outlets over a three-year period. Based upon the closing price of IAC common stock on June 7, 2005 of $98.56, the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

14.2 million IAC common shares had a market value of approximately $1.4 billion. The transaction resulted in a pre-tax gain of $523.5 million and an after-tax gain of $322.1 million. In 2007, the Company recorded a pre-tax gain related to the 2005 sale of its common interest in VUE of $16.7 million representing amounts received due to the resolution of certain contingencies.

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

	As of March 31, 2005 and for the period October 1, 2004 to June 7, 2005	As of September 26, 2004 and for the period October 1, 2003 to September 26, 2004
Current assets	$3,755,581	$1,988,454
Non-current assets	13,904,821	14,908,280
Current liabilities	2,541,519	2,162,944
Non-current liabilities	3,714,663	3,382,755
Net sales	5,633,353	6,970,268
Gross profit	1,707,191	1,980,193
Net income	441,855	491,646

NOTE 14—LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS

	December 31,
	2007	2006
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"); interest payable each January 15 and July 15 which commenced July 15, 2003	$750,000	$750,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000
Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008	12,349	20,098
Other long-term obligations maturing through 2010	38	7,612

Total gross obligations	842,387	857,710
Fair value basis adjustment attributable to hedged debt obligations	4,542	(11,684)
Total unamortized discount	(259)	(1,398)

Total long-term obligations	846,670	844,628
Less current maturities of long-term obligations	(12,104)	(7,580)

Long-term obligations, net of current maturities	$834,566	$837,048

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—LONG-TERM OBLIGATIONS AND SHORT-TERM BORROWINGS (Continued)

        At December 31, 2007, current maturities of long-term obligations and short-term borrowings consist primarily of the Ask Zero Coupon Convertible Subordinated Notes. At December 31, 2006, current maturities of long-term obligations and short-term borrowings consist primarily of a mortgage payable included in Other long-term obligations above.

        On July 19, 2005, as part of the IAC Search & Media acquisition, IAC guaranteed $115.0 million par value of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"). The Convertible Notes are convertible at the option of the holders into shares of both IAC and Expedia common stock at an initial conversion price of $13.34 per share (not adjusted for the one-for-two reverse stock split as all this debt matured prior to August 2008), subject to certain adjustments. Upon conversion, IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares of its respective common stock. See Note 15 for a description of the derivatives created in the Expedia spin-off. At December 31, 2007, the principal amount of the Convertible Notes outstanding was $12.3 million. During the second quarter of 2008, the Convertible Notes were fully converted, thus IAC's guarantee of these notes was extinguished.

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

        At December 31, 2007, the Company has outstanding two interest rate swap agreements with notional amounts of $200 million and $150 million, respectively, in each case related to a portion of the 2002 Senior Notes. During 2005 and 2004 the Company unwound swap agreements with notional amounts of $50 million and $350 million, respectively, for nominal gains, which are being amortized over the remaining life of the 2002 Senior Notes. The changes in fair value of the interest rate swaps outstanding at December 31, 2007 and 2006 resulted in gains of $4.5 million and losses of $11.7 million, respectively, which have been recognized as adjustments to the carrying value of the corresponding debt. See Note 15 for a further description of the derivatives related to long-term debt.

        Aggregate contractual maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2008	$12,104
2009	20
2010	4
2011	—
2012	—
Thereafter	834,542

$846,670

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—DERIVATIVE INSTRUMENTS

Derivatives Related to Long-term Debt

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC's risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. In 2004 and 2003, the Company entered into various interest rate swap agreements related to a portion of the 2002 Senior Notes, which effectively changed the Company's interest rate exposure on a portion of the debt from fixed to floating. As of December 31, 2007, of the $750 million total principal amount of the 2002 Senior Notes, the interest rate is fixed on $400 million and the balance of $350 million has been swapped to floating based on the spread over 6-month LIBOR. The changes in fair value of the interest rate swaps at December 31, 2007 and 2006 resulted in gains of $4.5 million and losses of $11.7 million, respectively. The fair value of the contracts is recorded in the accompanying consolidated balance sheet in "Other non-current assets" at December 31, 2007 and "Other long-term liabilities" at December 31, 2006 with a corresponding offset to the carrying value of the related debt. The derivative gain or loss in the period of change and the offsetting hedged item loss or gain attributable to the hedged risk are recognized in the consolidated statement of operations.

Derivatives Created in the Expedia Spin-Off

        As a result of the IAC Search & Media acquisition, upon conversion of the Convertible Notes, holders would receive shares of IAC common stock or the cash equivalent of such shares, at the Company's option. Following the Expedia spin-off on August 9, 2005, IAC became obligated to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. IAC and Expedia may elect to deliver the cash equivalent in lieu of such shares upon conversion of the Convertible Notes. This obligation represents a derivative liability in IAC's accompanying consolidated balance sheet because it is not denominated solely in shares of IAC common stock. This derivative liability was valued at $13.5 million and $22.8 million at December 31, 2007 and 2006, respectively. Under the separation agreement related to the Expedia spin-off, Expedia contractually assumed the obligation to deliver shares of Expedia common stock or the cash equivalent of such shares to IAC upon conversion by the holders of the Convertible Notes. This represents a derivative asset in IAC's accompanying consolidated balance sheet valued at $14.6 million and $15.9 million at December 31, 2007 and 2006, respectively. Both of these derivatives are maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The net change in the fair value of these derivatives for the years ended December 31, 2007, 2006 and 2005 resulted in net gains of $5.2 million, net losses of $9.1 million and net gains of $4.4 million, respectively, which have been recognized in "Other income (expense)" in the accompanying consolidated statement of operations and in operating activities attributable to continuing operations in the accompanying consolidated statement of cash flows. At December 31, 2007, the derivative asset related to the Convertible Notes is recorded in "Prepaid expenses and other current assets" and the derivative liability related to the Convertible Notes is recorded in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. At December 31, 2007, the principal amount of the Convertible Notes outstanding was $12.3 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—DERIVATIVE INSTRUMENTS (Continued)

Derivative Created in the Sale of HSE

        On June 19, 2007, in consideration for the sale of HSE to Arcandor AG, formerly known as KarstadtQuelle AG, IAC received approximately 5.5 million shares of ARO stock valued at €141 million (the "ARO Shares"), plus additional consideration in the form of a derivative asset, that has a value of up to €54 million within three years. The ultimate value of the derivative asset is dependent, in part, upon the average value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value of the ARO Shares is equal to or less than €141 million, IAC will receive a cash payment equal to € 54 million. To the extent that the Average Value of the ARO Shares is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value of the ARO Shares is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the value of the ARO Shares equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the derivative asset expires without any payment being made. The derivative asset is maintained at fair value each reporting period with any changes in fair value reflected in the consolidated statement of operations. The change in the fair value of this derivative asset for the year ended December 31, 2007 resulted in a gain of $24.1 million which has been recognized in "Other income (expense)" in the accompanying consolidated statement of operations and in operating activities attributable to continuing operations in the accompanying consolidated statement of cash flows. At December 31, 2007, the derivative asset, valued at $54.7 million, is recorded in "Other non-current assets" in the accompanying consolidated balance sheet.

NOTE 16—COMMITMENTS

        The Company leases computers, office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2008	$21,614
2009	21,440
2010	18,482
2011	17,072
2012	15,809
Thereafter	228,009

Total	$322,426

        Expenses charged to operations under these agreements were $22.8 million, $20.6 million and $11.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS (Continued)

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 year	1–3 years	3–5 years	More Than 5 years
Letters of credit and surety bonds	$8,907	$8,636	$104	$167	$—
Purchase obligations	8,597	8,202	395	—	—

Total commercial commitments	$17,504	$16,838	$499	$167	$—

        The letters of credit ("LOCs") primarily relate to the Company's casualty insurance program. The purchase obligations primarily relate to minimum payments due under an affiliate contract and include a commitment to purchase banner advertising.

NOTE 17—CONTINGENCIES

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

NOTE 18—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—FINANCIAL INSTRUMENTS (Continued)

methodologies when available. The Company's financial instruments include letters of credit. These commitments are in place to facilitate the commercial operations of certain IAC subsidiaries.

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$1,585,302	$1,585,302	$1,428,140	$1,428,140
Restricted cash and cash equivalents	2,078	2,078	12,095	12,095
Accounts receivable, net	116,670	116,670	113,359	113,359
Long-term obligations (including current maturities)	(846,670)	(902,693)	(844,628)	(875,696)
Derivatives related to long-term debt	4,542	4,542	(11,684)	(11,684)
Derivative assets created in the Expedia spin-off	15,100	15,100	15,931	15,931
Derivative liabilities created in the Expedia spin-off	(14,210)	(14,210)	(23,620)	(23,620)
Derivative asset created in the HSE sale	54,656	54,656	N/A	N/A
Letters of credit and surety bonds	N/A	(8,907)	N/A	(10,873)

        The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents reflected in the accompanying consolidated balance sheet approximate fair value as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. Accounts receivable, net, are short-term in nature and are generally settled shortly after the sale. The fair values of the 2002 Senior Notes, as well as the related derivative contracts, and the Liberty Bonds were estimated using quoted market prices. The carrying amounts for the remaining long-term obligations (including current maturities) approximate fair value. The carrying amounts of the derivative assets and derivative liabilities created in the Expedia spin-off and the derivative asset created in the sale of HSE are maintained at fair value, which is based upon appropriate valuation methodologies. See Note 10 for discussion of the fair value of marketable securities.

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2007

        On June 19, 2007, IAC completed the sale of HSE and received approximately 5.5 million shares of ARO stock and a derivative asset, valued at $190.1 million and $27.1 million, respectively.

        On June 8, 2007, the Company made an investment in Front Line, which included the conversion of $26.5 million convertible note.

        During the year ended December 31, 2007, $7.7 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.1 million shares of IAC common stock and 0.1 million shares of Expedia common stock were issued to the holders.

Supplemental Disclosure of Non-Cash Transactions for 2006

        During the year ended December 31, 2006, $93.9 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 1.8 million shares of IAC common stock and 1.8 million shares of Expedia common stock were issued to the holders.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

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

Supplemental Disclosure of Non-Cash Transactions for 2005

        On July 19, 2005, IAC completed the acquisition of IAC Search & Media and issued an aggregate of 18.9 million shares of IAC common stock valued at approximately $1.7 billion.

        On August 9, 2005, IAC completed the Expedia spin-off. The net assets comprising the Expedia businesses, which were spun-off by IAC, amounted to $5.8 billion and are included in the consolidated statement of shareholders' equity as a reduction to retained earnings and additional paid-in capital.

        In connection with IAC's sale of its common and preferred interests in VUE, IAC received 14.2 million shares of IAC common stock into treasury, valued at $1.4 billion, as part of the consideration.

        During the year ended December 31, 2005, the Company recognized $18.3 million of paid-in-kind interest income on the VUE Series A Preferred interest received in connection with the formation of VUE.

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash paid during the period for:
Interest	$56,585	$49,409	$79,152
Income tax payments	174,539	65,558	920,851
Income tax refunds	(33,505)	(9,540)	(71,488)

NOTE 20—RELATED PARTY TRANSACTIONS

Continuing Operations

        In connection with the Expedia spin-off, the Company and Expedia entered into various agreements, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, in connection with and following the Expedia spin-off, the Company and Expedia have entered into various commercial agreements, which generally include distribution agreements, services agreements and advertising agreements. Certain of these agreements were entered into with entities that were spun-off or sold and, accordingly, related activity is described in discontinued operations. Total amounts received by the Company from Expedia related to these various agreements in 2007, 2006 and from August 9, 2005 to December 31, 2005 were approximately $3.1 million, $4.5 million and $1.1 million, respectively. Amounts receivable by the Company from Expedia related to these various agreements at both December 31, 2007 and 2006 were $0.4 million and was included in "Accounts receivable, net" in the accompanying consolidated

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—RELATED PARTY TRANSACTIONS (Continued)

balance sheet. Total payments made by the Company to Expedia related to these various agreements in 2007, 2006 and from August 9, 2005 to December 31, 2005 were approximately $0.1 million, $0.6 million and less than $0.1 million, respectively. Amounts payable to Expedia by the Company related to these various agreements were less than $0.1 million at both December 31, 2007 and 2006 and are included in "Accounts payable, trade" in the accompanying consolidated balance sheet. The Company and Expedia expect these commercial relationships to continue for the foreseeable future. The Company and Expedia are related parties since they are under common control.

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

        The Company has various agreements with Microsoft Corporation ("Microsoft"), which was the beneficial owner of more than 5% of IAC's outstanding common stock during 2006 and 2005. These agreements include partner agreements, licensing agreements and support agreements with various subsidiaries, including Match.com. Total fees paid related to these agreements in 2006 and 2005 were approximately $43.2 million and $27.7 million, respectively. Amounts payable related to these various agreements at December 31, 2006 were $3.1 million and are included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. In the first quarter of 2007, Microsoft publicly disclosed that it was no longer the beneficial owner of 5% or more of IAC's outstanding common stock, and as a result, it is no longer a related party.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—RELATED PARTY TRANSACTIONS (Continued)

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

Discontinued Operations

        PRC and Ticketmaster received payments from Expedia in connection with call center outsourcing services. PRC received $20.4 million and $6.2 million for such services in the year ended December 31, 2006 and from August 9, 2005, the day of the Expedia spin-off, through December 31, 2005, respectively. Ticketmaster received $3.0 million, $3.8 million and $0.7 million for such services in the years ended December 31, 2007 and 2006 and from August 9, 2005, the day of the Expedia spin-off, through December 31, 2005, respectively.

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

        The Company has various agreements with Microsoft, which was the beneficial owner of more than 5% of IAC's outstanding common stock during 2006 and 2005. These agreements include partner agreements, licensing agreements and support agreements. Total fees paid by Tree.com with respect to these agreements in 2006 and 2005 were approximately $21.8 million and $8.5 million, respectively. Total fees paid by Expedia with respect to these agreements from January 1, 2005 through August 8, 2005, the day prior to the Expedia spin-off, were approximately $13.1 million. In the first quarter of 2007, Microsoft publicly disclosed that it was no longer the beneficial owner of 5% or more of IAC's outstanding common stock, and as a result, it is no longer a related party.

        During the period from January 1, 2005 through June 6, 2005, the day prior to the sale of the Company's VUE interests, Expedia and Tree.com paid $8.6 million and $6.9 million, respectively, to the National Broadcasting Company, a subsidiary of GE, related to television advertising. Additionally, HSNi launched a co-branded credit card program with a subsidiary of GE during 2004. Pursuant to this arrangement, HSNi received approximately $1.9 million during the period from January 1, 2005 through June 6, 2005 in payments from the GE subsidiary, primarily in the form of revenue share payments in respect of purchases made pursuant to the co-branded card and sales and marketing

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—RELATED PARTY TRANSACTIONS (Continued)

support for the program. As a result of the sale of IAC's common and preferred interests in VUE on June 7, 2005, GE and its subsidiaries were no longer considered related parties.

NOTE 21—COMPREHENSIVE INCOME

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	December 31,
	2007	2006	2005
Foreign currency translation	$85,775	$78,547	$33,197
Unrealized losses on available for sale securities	(45,961)	(4,397)	(5,160)
Net gains (losses) on derivative contracts	—	2,355	(1,964)

Accumulated other comprehensive income	$39,814	$76,505	$26,073

NOTE 22—BENEFIT PLANS

        IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 16% (50% effective September 1, 2007) of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for all plans were $4.6 million, $3.3 million and $1.5 million in 2007, 2006, and 2005, respectively. The increase in matching contributions in both 2007 and 2006 is primarily related to increased participation in the plan. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.

        IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans were $0.6 million, $0.5 million and $0.5 million in 2007, 2006 and 2005, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31,(a)	Quarter Ended June 30,(a)(e)	Quarter Ended September 30,(a)	Quarter Ended December 31,(a)(b)(f)
	(In thousands, except per share data)
Year Ended December 31, 2007
Net revenue	$299,768	$318,573	$335,361	$378,880
Gross profit	179,067	190,867	194,717	213,610
Operating (loss) income	(19,047)	(26,981)	1,693	(34,169)
(Loss) earnings from continuing operations	(5,959)	(6,140)	4,918	2,784
Income (loss) from discontinued operations, net of tax	66,709	100,743	65,553	(372,677)
Net earnings (loss) available to common shareholders	60,750	94,603	70,471	(369,893)
(Loss) earnings per share from continuing operations:
Basic (loss) earnings per share(d)	$(0.04)	$(0.04)	$0.03	$0.02
Diluted (loss) earnings per share(d)	$(0.04)	$(0.04)	$0.03	$0.02
Net earnings (loss) per share available to common shareholders:
Basic earnings (loss) per share(d)	$0.42	$0.66	$0.49	$(2.61)
Diluted earnings (loss) per share(d)	$0.42	$0.66	$0.47	$(2.53)

	Quarter Ended March 31,(a)	Quarter Ended June 30,(a)	Quarter Ended September 30,(a)	Quarter Ended December 31,(a)(c)(g)
	(In thousands, except per share data)
Year Ended December 31, 2006
Net revenue	$216,935	$246,319	$255,079	$282,260
Gross profit	137,639	155,302	164,443	174,129
Operating loss	(47,752)	(39,013)	(11,830)	(12,711)
(Loss) earnings from continuing operations	(38,019)	(21,651)	4,184	28,854
Income (loss) from discontinued operations, net of tax	83,761	74,032	69,415	(13,511)
Net earnings available to common shareholders	45,742	52,381	73,599	15,343
(Loss) earnings per share from continuing operations:
Basic (loss) earnings per share(d)	$(0.24)	$(0.14)	$0.03	$0.20
Diluted (loss) earnings per share(d)	$(0.24)	$(0.14)	$0.03	$0.19
Net earnings per share available to common shareholders:
Basic earnings per share(d)	$0.29	$0.34	$0.50	$0.10
Diluted earnings per share(d)	$0.29	$0.34	$0.48	$0.10

(a)
The quarterly data presented above reflects the classification of HSNi, ILG, Ticketmaster, Tree.com, EPI, HSE, PRC, iBuy and Quiz TV as discontinued operations with effect from

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23—QUARTERLY RESULTS (UNAUDITED) (Continued)

  January 1, 2006. Accordingly, quarterly financial data presented above differs from the amounts reflected in the Company's Form 10-Qs for 2007 and 2006.

(b)
The fourth quarter of 2007 includes a pre-tax gain of $16.7 million representing amounts received due to the resolution of certain contingencies related to the sale of the Company's common interest in VUE to NBC Universal on June 7, 2005.

(c)
The fourth quarter of 2006 includes a tax benefit of $19.6 million related to release of deferred tax liabilities associated with a foreign equity investment net of an increase in the valuation allowance for a deferred tax asset associated with state net operating losses and an after-tax gain of $9.6 million related to the sale of PRC, IAC's former Teleservices subsidiary.

(d)
Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

Discontinued Operations

(e)
The second quarter of 2007 includes an after-tax gain of $35.1 million related to the sale of HSE, IAC's former Retailing International segment.

(f)
The fourth quarter of 2007 includes impairment charges of $475.7 million and $57.2 million related to the write-down of the goodwill and intangible assets of Tree.com and EPI, respectively.

(g)
The fourth quarter of 2006 includes an impairment charge of $214.5 million related to the write-down of the goodwill and intangible assets of EPI.

NOTE 24—SUBSEQUENT EVENTS (UNAUDITED)

        On January 10, 2008, IAC repurchased 3.0 million shares of IAC common stock for aggregate consideration of $145.5 million.

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

Exhibit No.	Description	Location
2.1	Separation Agreement, dated as of August 9, 2005, between the Registrant and Expedia, Inc.	Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of IAC/InterActiveCorp.	Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.3	Amended and Restated Bylaws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on September 20, 2002.

Exhibit No.	Description	Location
4.1	Indenture (relating to the 7% Senior Notes due 2013), dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and The Bank of New York (successor in interest to JPMorgan Chase Bank), as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.2	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.3	Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of June 4, 2003, by and between Ask Jeeves, Inc. and The Bank of New York, as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.4	Form of Zero Coupon Convertible Subordinated Note of Ask Jeeves, Inc.	Exhibit 4.2 (included within Exhibit 4.1) to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.5
	Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of July 19, 2005, by and among the Registrant, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on July 22, 2005.
4.6
	Second Supplemental Indenture (relating to the Zero Coupon Subordinated Convertible Notes of Ask Jeeves, Inc.), dated as of August 9, 2005, by and among the Registrant, Ask Jeeves, Inc. and the Bank of New York Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Current Report on Form 8-K, filed on September 23, 2005.
4.7
In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
4.8	Equity Warrant Agreement, dated as of February 4, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2001.
4.9	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed May 17, 2002.

Exhibit No.	Description	Location
4.10	Forms of Equity Warrant Agreement and Optionholder Equity Warrant Agreement, in each case, between the Registrant and Mellon Investor Services LLC, as equity warrant agent.	Exhibits 4.2 and 4.4 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-104973), filed on August 6, 2003.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Amended and Restated Stockholders Agreement, dated as of August 9, 2005, between Liberty Media Corporation and Barry Diller.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.3	Tax Sharing Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.4	Employee Matters Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.5	Transition Services Agreement between the Registrant and Expedia, Inc., dated as of August 9, 2005.	Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.6*	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.
Annex J to the Registrant's Definitive Proxy Statement, included in Amendment No. 3 to the Registrant's Registration Statement on Form S-4, filed with the Commission on June 17, 2005 (SEC File No. 333-124303).
10.7*	Form of Terms and Conditions of Growth Share Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.8*	Form of Terms and Conditions of Annual Vesting Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.9*	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.10*	Amended and Restated 2000 Stock and Annual Incentive Plan.	Appendix B to the Registrant's Definitive Proxy Statement, dated April 30, 2003.
10.11*	HSN, Inc. 1997 Stock and Annual Incentive Plan.	Appendix F to the Registrant's Definitive Proxy Statement, dated January 13, 1998.

Exhibit No.	Description	Location
10.12*	Form of Restricted Stock Unit Agreement for the Amended and Restated 2000 Stock and Annual Incentive Plan and the HSN, Inc. 1997 Stock and Annual Incentive Plan.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.13*	Home Shopping Network, Inc. 1996 Stock Option Plan for Employees.	Appendix A to the Home Shopping Definitive Proxy Statement, dated March 28, 1996.
10.14*	Summary of Non-Employee Director Compensation Arrangements.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated May 23, 2006.
10.15*	Silver King Communications, Inc. Directors' Stock Option Plan.	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.16*	2000 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.17*	2007 IAC/InterActiveCorp Deferred Compensaiton Plan For Non-Employee Directors.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.18*	IAC/InterActiveCorp Executive Deferred Compensation Plan.	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.19*	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.20*	Equity and Bonus Compensation Agreement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.21*	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.
10.22*	Amendment No. 1, dated as of June 6, 2005, to Agreement dated as of February 5, 2004, between Victor Kaufman and IAC/InterActiveCorp.	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.23*	Employment Agreement between Thomas J. McInerney and the Registrant, dated as of November 21, 2006.	Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.24*	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 21, 2006.	Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.25*	Employment Agreement between Douglas R. Lebda and the Registrant, dated as of December 14, 2005.	Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No.	Description	Location
10.26*	Amended and Restated Restricted Share Grant and Shareholders' Agreement, dated as of July 7, 2003, among Forest Merger Corp., LendingTree Inc., the Registrant and the Grantees.	Exhibit 99.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-105876), filed on July 10, 2003.
10.27	Shareholders Agreement, dated as of December 12, 1996, relating to Jupiter Shop Channel Co. Ltd. among Jupiter Programming Co. Ltd., Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.28	Services and Trademark License Agreement, dated as of December 12, 1996, between Home Shopping Network, Inc. and Jupiter Shop Channel Co. Ltd.	Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
21.1	Subsidiaries of IAC/InterActiveCorp as of December 31, 2007.	Previously filed.
23.1	Consent of Ernst & Young LLP.	Previously filed.
23.2	Consent of KPMG-AZSA & Co.	Previously filed.
23.3†	Consent of Ernst & Young LLP.
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of Jupiter Shop Channel Co., Ltd for the years ended December 31, 2007, 2006 and 2005.	Previously filed.

*
Reflects management contracts and management and director compensatory plans.

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

October 24, 2008

IAC/INTERACTIVECORP
By:	/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman Senior Vice President and Controller

 Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2007
Allowance for doubtful accounts	$8,410	$7,150		$(118)		$(6,728	)(2)	$8,714
Sales returns accrual	493	—		256		—		749
Deferred tax valuation allowance	25,865	(1,014)		(2,585	)(1)	—		22,266
Other reserves	2,240							2,280
2006
Allowance for doubtful accounts	$7,810	$5,345		$116		$(4,861	)(2)	$8,410
Sales returns accrual	—	244		249		—		493
Deferred tax valuation allowance	9,230	2,909	(3)	13,726	(4)	—		25,865
Other reserves	1,671							2,240
2005
Allowance for doubtful accounts	$1,938	$4,048		$5,293	(6)	$(3,469	)(2)	$7,810
Deferred tax valuation allowance	5,294	3,048	(5)	888		—		9,230
Other reserves	1,455							1,671

(1)
Amount is primarily related to the write-off of previously unbenefitted deferred tax assets for state and foreign net operating losses.

(2)
Write-off of fully reserved accounts receivable.

(3)
Amount is primarily related to state and foreign net operating losses which impacted the income tax provision.

(4)
Amount is primarily related to IAC Search & Media's and Match's acquired foreign and state net operating losses which impacted goodwill.

(5)
Amount is primarily related to IAC state net operating losses, which impacted the income tax provision.

(6)
Amount is primarily related to the acquisition of IAC Search & Media in 2005.

QuickLinks

EXPLANATORY NOTE
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
Report of Independent Registered Public Accounting Firm
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
IAC/INTERACTIVECORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
  Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS