Form 10-Q
period 2008-09-30
IAC/INTERACTIVECORP
filed 2008-11-10
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 10, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 31, 2008, the following shares of the Registrant's common stock were outstanding:

Common Stock	127,597,911
Class B Common Stock	12,799,999

Total outstanding Common Stock	140,397,910

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of October 31, 2008 was $1,574,345,100. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

 PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,342,112	$1,585,302
Marketable securities	121,515	326,788
Accounts receivable, net of allowance of $16,291 and $8,714, respectively	118,149	116,670
Prepaid expenses and other current assets	185,956	377,443
Current assets of discontinued operations	—	1,020,034

Total current assets	1,767,732	3,426,237
Property and equipment, net	335,537	334,341
Goodwill	1,910,918	1,823,779
Intangible assets, net	410,669	401,915
Long-term investments	256,839	301,023
Other non-current assets	401,445	201,764
Non-current assets of discontinued operations	—	6,101,743

TOTAL ASSETS	$5,083,140	$12,590,802

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$60,325	$41,957
Deferred revenue	50,474	48,110
Current maturities of long-term obligations	—	12,090
Accrued expenses and other current liabilities	293,916	366,769
Current liabilities of discontinued operations	—	1,265,307

Total current liabilities	404,715	1,734,233
Long-term obligations, net of current maturities	95,844	834,542
Income taxes payable	382,275	264,113
Other long-term liabilities	14,637	13,893
Non-current liabilities of discontinued operations	—	1,127,479
Minority interest	32,063	32,880
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 0 shares and 758 shares issued and outstanding, respectively	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 209,996,655 and 208,538,800 shares, respectively, and outstanding 127,589,273 and 129,131,418 shares, respectively, including 0 shares and 100,000 shares, respectively, of restricted stock	210	209
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	11,096,473	14,744,542
Retained earnings	28	567,820
Accumulated other comprehensive (loss) income	(28,792)	39,814
Treasury stock 82,407,382 and 79,407,382 shares, respectively	(6,914,329)	(6,768,739)

Total shareholders' equity	4,153,606	8,583,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,083,140	$12,590,802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Service revenue	$341,691	$312,962	$1,010,548	$890,379
Product sales	27,589	22,399	83,552	63,323

Net revenue	369,280	335,361	1,094,100	953,702
Cost of sales—service revenue (exclusive of depreciation shown separately below)	115,142	125,265	341,545	344,647
Cost of sales—product sales (exclusive of depreciation shown separately below)	19,068	15,379	56,627	44,404

Gross profit	235,070	194,717	695,928	564,651
Selling and marketing expense	102,620	81,639	327,758	283,029
General and administrative expense	110,997	64,910	278,340	189,442
Other operating expense	12,329	12,029	41,922	33,177
Amortization of non-cash marketing	6,138	9,072	12,005	33,080
Amortization of intangibles	8,287	10,267	24,028	26,304
Depreciation	17,337	15,107	52,055	43,954

Operating (loss) income	(22,638)	1,693	(40,180)	(44,335)
Other income (expense):
Interest income	6,549	13,644	20,325	47,988
Interest expense	(5,002)	(14,919)	(30,866)	(44,676)
Equity in income of unconsolidated affiliates	3,146	3,885	15,373	16,543
Other (expense) income	(68,657)	10,295	(157,581)	19,174

Total other (expense) income, net	(63,964)	12,905	(152,749)	39,029

(Loss) earnings from continuing operations before income taxes and minority interest	(86,602)	14,598	(192,929)	(5,306)
Income tax benefit (provision)	85,335	(11,132)	103,573	(3,365)
Minority interest in losses of consolidated subsidiaries	381	1,452	1,195	1,490

(Loss) earnings from continuing operations	(886)	4,918	(88,161)	(7,181)
Gain (loss) on sale of discontinued operations, net of tax	767	(1,557)	23,314	33,524
(Loss) income from discontinued operations, net of tax	(14,718)	67,110	(318,771)	199,481

Net (loss) earnings available to common shareholders	$(14,837)	$70,471	$(383,618)	$225,824

(Loss) earnings per share from continuing operations:
Basic (loss) earnings per share	$(0.01)	$0.03	$(0.63)	$(0.05)
Diluted (loss) earnings per share	$(0.01)	$0.03	$(0.63)	$(0.05)
Net (loss) earnings per share available to common shareholders:
Basic (loss) earnings per share	$(0.11)	$0.49	$(2.75)	$1.58
Diluted (loss) earnings per share	$(0.11)	$0.47	$(2.75)	$1.58

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

						Class B Convertible Common Stock $.001 Par Value
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value
										Accum. Other Comp. Income (Loss)
								Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2007	$8,583,662	$—	1	$209	208,539	$16	16,157	$14,744,542	$567,820	$39,814	$(6,768,739)
Comprehensive loss:
Net loss for the nine months ended September 30, 2008	(383,618)	—	—	—	—	—	—	—	(383,618)	—	—
Foreign currency translation	(29,377)	—	—	—	—	—	—	—	—	(29,377)	—
Unrealized losses on available-for-sale securities	(47,820)	—	—	—	—	—	—	—	—	(47,820)	—
Unrealized losses recognized into earnings in connection with the impairment of available-for-sale securities	46,058	—	—	—	—	—	—	—	—	46,058	—

Comprehensive loss	(414,757)

Non-cash compensation expense	123,813	—	—	—	—	—	—	123,813	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of withholding taxes	(23,183)	—	—	1	1,226	—	—	(23,184)	—	—	—
Income tax benefit related to the exercise of stock options and vesting of restricted stock units	(9,883)	—	—	—	—	—	—	(9,883)	—	—	—
Redemption of preferred shares	(21)	—	(1)	—	—	—	—	(21)	—	—	—
Issuance of common stock upon conversion of convertible notes	10,849	—	—	—	232	—	—	10,849	—	—	—
Purchase of treasury stock	(145,590)	—	—	—	—	—	—	—	—	—	(145,590)
Spin-off of HSNi, ILG, Ticketmaster and Tree.com to shareholders	(3,971,284)	—	—	—	—	—	—	(3,749,643)	(184,174)	(37,467)	—

Balance as of September 30, 2008	$4,153,606	$—	—	$210	209,997	$16	16,157	$11,096,473	$28	$(28,792)	$(6,914,329)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings available to common shareholders	$(383,618)	$225,824
Less: loss (income) from discontinued operations, net of tax	295,457	(233,005)

Loss from continuing operations	(88,161)	(7,181)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization of intangibles	76,083	70,258
Impairment of available-for-sale securities	132,587	—
Non-cash compensation expense	76,174	52,360
Amortization of non-cash marketing	12,005	33,080
Deferred income taxes	(79,755)	(817)
Equity in income of unconsolidated affiliates	(15,373)	(16,543)
Loss on extinguishment of Senior Notes	63,218	—
Gain on sale of long-term investment	(29,130)	—
Increase in the fair value of the derivative asset created in the sale of HSE	(5,785)	(7,771)
Net increase in the fair value of the derivative assets and liabilities created in Expedia spin-off	(545)	(4,383)
Minority interest in losses of consolidated subsidiaries	(1,195)	(1,490)
Changes in current assets and liabilities:
Accounts receivable	(6,517)	371
Prepaid expenses and other current assets	(6,167)	(9,769)
Accounts payable and other current liabilities	33,662	(13,480)
Income taxes payable	(23,355)	(109,655)
Deferred revenue	3,516	6,127
Other, net	6,099	9,025

Net cash provided by operating activities attributable to continuing operations	147,361	132

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(130,704)	(45,824)
Capital expenditures	(51,348)	(77,769)
Proceeds from sales and maturities of marketable securities	330,316	1,188,409
Purchases of marketable securities	(140,878)	(695,855)
Proceeds from sales of long-term investments	60,945	109,923
Increase in long-term investments	(59,700)	(229,455)
Proceeds from sale of discontinued operation	32,723	4,173
Net cash distribution from spun-off businesses	427,834	—
Other, net	189	12,985

Net cash provided by investing activities attributable to continuing operations	469,377	266,587

Cash flows from financing activities attributable to continuing operations:
Repurchase of Senior Notes	(514,943)	—
Principal payments on long-term obligations	(8)	(7,577)
Purchase of treasury stock	(145,590)	(542,946)
Issuance of common stock, net of withholding taxes	(12,774)	21,944
Excess tax benefits from stock-based awards	726	5,813
Collection of note receivable from key executive for common stock issuance	—	4,998
Other, net	(1,438)	(1,108)

Net cash used in financing activities attributable to continuing operations	(674,027)	(518,876)

Total cash used in continuing operations	(57,289)	(252,157)

Net cash provided by operating activities attributable to discontinued operations	274,415	598,289
Net cash used in investing activities attributable to discontinued operations	(495,131)	(215,228)
Net cash provided by (used in) financing activities attributable to discontinued operations	50,484	(209,923)

Total cash (used in) provided by discontinued operations	(170,232)	173,138
Effect of exchange rate changes on cash and cash equivalents	(15,669)	29,472

Net decrease in cash and cash equivalents	(243,190)	(49,547)
Cash and cash equivalents at beginning of period	1,585,302	1,428,140

Cash and cash equivalents at end of period	$1,342,112	$1,378,593

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

  •
  the Match and ServiceMagic segments;

  •
  the businesses comprising its Emerging Businesses segment, including Shoebuy and ReserveAmerica, which were formerly included in the Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

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

        We refer to this transaction as the "Spin-Off". Immediately subsequent to the Spin-Off, IAC effected a one-for-two reverse stock split. All share information, unless otherwise noted, reflects the impact of the reverse stock split and is not adjusted for the relative values of the spun-off businesses.

        The results of operations of HSNi, ILG, Ticketmaster and Tree.com have been classified as discontinued operations for all periods presented.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        During the first quarter of 2008, in contemplation of the Spin-Off, IAC reorganized its then existing Retailing, Ticketmaster and Emerging Businesses reporting segments. Shoebuy and ReserveAmerica, which were previously included in the Retailing and Ticketmaster reporting segments, respectively, are now included in the Emerging Businesses segment. Information for all prior periods has been reclassified to conform with the current year segment presentation.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007, as amended.

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

        Significant estimates underlying the accompanying consolidated financial statements include: recovery of marketable securities; the allowance for doubtful accounts; recoverability of long-lived assets, including definite-lived intangible assets; recovery of goodwill and indefinite-lived intangible assets; recovery of derivative assets; income taxes payable and deferred income taxes, including related reserves and valuation allowances; sales return and other revenue allowances; various other allowances, reserves and accruals; and, assumptions related to the determination of stock based compensation.

Long-term Investments

        On June 19, 2007, as part of the consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated TV station HSE 24 ("HSE") to Arcandor AG ("ARO"), IAC received approximately 5.5 million shares of ARO stock (the "ARO Shares") valued at €141 million or $190.1 million plus additional consideration in the form of a contingent value right ("CVR"). The CVR has a value of up to €54 million within three years from the date of sale. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made. The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income (expense) in the consolidated statement of operations each period. During the three and nine months ended September 30, 2008, the change in the fair value of the CVR resulted in a loss of $5.1 million and a gain of $5.8 million, respectively. During the three and nine months ended September 30, 2007, the change in the fair value of the CVR resulted in gains of $5.9 million and $7.8 million, respectively. The loss of $5.1 million for the three months ended September 30, 2008 was due in part to an increase in the discount rate related to credit risk. The CVR was valued at $58.6 million at September 30, 2008 and $54.7 million at December 31, 2007. The ARO stock is an available-for-sale marketable equity security that is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and is included in "Long-term investments" in the accompanying consolidated balance sheet, with a carrying value of $18.4 million at September 30, 2008 and $130.8 million at December 31, 2007. During the second quarter of 2008, the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company concluded that the decline in price of the ARO Shares was other-than-temporary and thus recorded a $132.6 million impairment charge that is included in "Other (expense) income" for the nine months ended September 30, 2008 in the accompanying consolidated statement of operations. The loss was determined to be other-than-temporary due to (1) the significant, 72% decline in the ARO stock price from €25.90 at June 19, 2007 to €7.38 at June 30, 2008, and the duration of the decline in the ARO stock price and (2) the Company's assessment of the near-to-medium term prospects for a recovery to levels proximate to the initial carrying value of the ARO Shares. During the third quarter of 2008, the ARO stock price declined further from €7.38 at June 30, 2008 to €2.33 at September 30, 2008. The Company does not believe that this decline is other-than-temporary due to the duration of the stock price decline and the Company's assessment of the prospects for a recovery to a €7.38 price level during the Company's expected holding period. Accordingly, the €27.6 million or $40.4 million decline in the ARO stock price during the third quarter of 2008 has been recorded in "Accumulated other comprehensive income (loss)" in the accompanying consolidated statement of shareholders' equity.

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

Reclassifications

        The accompanying consolidated balance sheet at December 31, 2007 has been reclassified to present HSNi, ILG, Ticketmaster and Tree.com as discontinued operations. The consolidated statements of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 have been reclassified to present HSNi, ILG, Ticketmaster,

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Tree.com and Entertainment Publications, Inc. ("EPI"), which previously comprised IAC's Entertainment segment, as discontinued operations.

        In addition, certain other prior period amounts have been reclassified to conform with the current year presentation.

Other

        Effective April 1, 2007, the Company began to capitalize and amortize the costs associated with certain arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable search toolbars associated with the Company's Media & Advertising businesses. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred. For fees paid prior to April 1, 2007, such benefit or period could not be reasonably estimated and the fees were charged to expense as incurred. The effect of capitalizing and amortizing these costs was to reduce expense by $5.1 million and $12.8 million in the nine months ended September 30, 2008 and 2007, respectively.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Goodwill	$1,910,918	$1,823,779
Intangible assets with indefinite lives	351,551	329,013
Intangible assets with definite lives, net	59,118	72,902

Total goodwill and intangible assets, net	$2,321,587	$2,225,694

        Intangible assets with indefinite lives relate to trade names and trademarks acquired in various acquisitions. At September 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Technology	$113,856	$(73,336)	$40,520	4.9
Customer lists	19,773	(19,587)	186	1.1
Supplier agreements	24,670	(9,523)	15,147	5.7
Distribution agreements	4,600	(3,682)	918	4.0
Other	22,188	(19,841)	2,347	2.9

Total	$185,087	$(125,969)	$59,118

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

$72,902

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the nine months ended September 30, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Foreign Exchange Translation	Balance as of September 30, 2008
Media & Advertising	$1,361,914	$88,698	$(3,697)	$(5)	$1,446,910
Match	233,397	—	—	(1,108)	232,289
ServiceMagic	99,641	—	—	—	99,641
Emerging Businesses	128,827	4,703	(414)	(1,038)	132,078

Total	$1,823,779	$93,401	$(4,111)	$(2,151)	$1,910,918

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Computer equipment and capitalized software	$234,256	$207,035
Buildings and leasehold improvements	230,994	206,340
Furniture and other equipment	44,301	43,731
Projects in progress	24,894	40,836
Land	5,117	5,117

	539,562	503,059
Less: accumulated depreciation and amortization	(204,025)	(168,718)

Total property and equipment, net	$335,537	$334,341

NOTE 5—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Entities included in discontinued operations, as described in Note 6, are excluded from the schedules below except for the schedule of assets, in which they are included in corporate and other. Operating segments are combined for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
Media & Advertising	$193,273	$189,824	$595,136	$531,901
Match	93,540	89,109	277,358	258,111
ServiceMagic	33,799	24,591	98,618	71,453
Emerging Businesses	49,644	36,319	141,945	99,341
Inter-segment elimination	(976)	(4,482)	(18,957)	(7,104)

Total	$369,280	$335,361	$1,094,100	$953,702

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Operating (Loss) Income:
Media & Advertising	$32,106	$15,675	$93,166	$15,484
Match	23,978	29,272	50,740	49,603
ServiceMagic	8,111	4,626	22,627	16,103
Emerging Businesses	(7,390)	(9,912)	(25,829)	(8,990)
Corporate	(79,443)	(37,968)	(180,884)	(116,535)

Total	$(22,638)	$1,693	$(40,180)	$(44,335)

        The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization of non-cash marketing, (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Operating Income Before Amortization:
Media & Advertising	$38,810	$27,898	$112,189	$56,835
Match	30,274	29,530	63,278	57,508
ServiceMagic	8,651	5,420	24,245	18,744
Emerging Businesses	(6,070)	(3,457)	(21,705)	35
Corporate	(41,201)	(21,724)	(105,980)	(65,713)

Total	$30,464	$37,667	$72,027	$67,409

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

        The following tables reconcile Operating Income Before Amortization to operating (loss) income for the Company's reporting segments and to net (loss) earnings available to common shareholders in total (in thousands):

	For the Three Months Ended September 30, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense(A)	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$38,810	$—	$—	$(6,704)	$32,106
Match	30,274	—	(6,138)	(158)	23,978
ServiceMagic	8,651	(155)	—	(385)	8,111
Emerging Businesses	(6,070)	(280)	—	(1,040)	(7,390)
Corporate	(41,201)	(38,242)	—	—	(79,443)

Total	$30,464	$(38,677)	$(6,138)	$(8,287)	(22,638)

Other expense, net					(63,964)

Loss from continuing operations before income taxes and minority interest					(86,602)
Income tax benefit					85,335
Minority interest in losses of consolidated subsidiaries					381

Loss from continuing operations					(886)
Gain on sale of discontinued operations					767
Loss from discontinued operations, net of tax					(14,718)

Net loss available to common shareholders					$(14,837)

(A)
Non-cash compensation expense includes $3.0 million, $3.3 million, $32.3 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	For the Three Months Ended September 30, 2007
	Operating Income Before Amortization	Non-Cash Compensation Expense(B)	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$27,898	$—	$(6,062)	$(6,161)	$15,675
Match	29,530	—	(23)	(235)	29,272
ServiceMagic	5,420	(155)	—	(639)	4,626
Emerging Businesses	(3,457)	(236)	(2,987)	(3,232)	(9,912)
Corporate	(21,724)	(16,244)	—	—	(37,968)

Total	$37,667	$(16,635)	$(9,072)	$(10,267)	1,693

Other income, net					12,905

Earnings from continuing operations before income taxes and minority interest					14,598
Income tax provision					(11,132)
Minority interest in losses of consolidated subsidiaries					1,452

Earnings from continuing operations					4,918
Loss on sale of discontinued operations					(1,557)
Income from discontinued operations, net of tax					67,110

Net earnings available to common shareholders					$70,471

(B)
Non-cash compensation expense includes $1.3 million, $1.4 million and $13.9 million which are included in cost of sales, selling and marketing expense and general and administrative expense, respectively, in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	For The Nine Months Ended September 30, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense(C)	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$112,189	$—	$—	$(19,023)	$93,166
Match	63,278	—	(12,005)	(533)	50,740
ServiceMagic	24,245	(467)	—	(1,151)	22,627
Emerging Businesses	(21,705)	(803)	—	(3,321)	(25,829)
Corporate	(105,980)	(74,904)	—	—	(180,884)

Total	$72,027	$(76,174)	$(12,005)	$(24,028)	(40,180)

Other expense, net					(152,749)

Loss from continuing operations before income taxes and minority interest					(192,929)
Income tax benefit					103,573
Minority interest in losses of consolidated subsidiaries					1,195

Loss from continuing operations					(88,161)
Gain on sale of discontinued operations					23,314
Loss from discontinued operations, net of tax					(318,771)

Net loss available to common shareholders					$(383,618)

(C)
Non-cash compensation expense includes $5.9 million, $6.5 million, $63.6 million and $0.2 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	For The Nine Months Ended September 30, 2007
	Operating Income Before Amortization	Non-Cash Compensation Expense(D)	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$56,835	$—	$(22,849)	$(18,502)	$15,484
Match	57,508	—	(7,244)	(661)	49,603
ServiceMagic	18,744	(467)	—	(2,174)	16,103
Emerging Businesses	35	(1,071)	(2,987)	(4,967)	(8,990)
Corporate	(65,713)	(50,822)	—	—	(116,535)

Total	$67,409	$(52,360)	$(33,080)	$(26,304)	(44,335)

Other income, net					39,029

Loss from continuing operations before income taxes and minority interest					(5,306)
Income tax provision					(3,365)
Minority interest in losses of consolidated subsidiaries					1,490

Loss from continuing operations					(7,181)
Gain on sale of discontinued operations					33,524
Income from discontinued operations, net of tax					199,481

Net earnings available to common shareholders					$225,824

(D)
Non-cash compensation expense includes $4.0 million, $4.4 million, $43.8 million and $0.1 million which are included in cost of sales, selling and marketing expense, general and administrative expense and other operating expense, respectively, in the accompanying consolidated statement of operations.

        The Company maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
United States	$298,331	$284,208	$880,443	$818,092
All other countries	70,949	51,153	213,657	135,610

Total	$369,280	$335,361	$1,094,100	$953,702

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	September 30, 2008	December 31, 2007
	(In thousands)
Assets:
Media & Advertising	$2,083,480	$1,961,934
Match	319,990	333,407
ServiceMagic	124,798	125,216
Emerging Businesses	209,661	208,210
Corporate and other	2,345,211	9,962,035

Total	$5,083,140	$12,590,802

	September 30, 2008	December 31, 2007
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$333,634	$332,311
All other countries	1,903	2,030

Total	$335,537	$334,341

NOTE 6—DISCONTINUED OPERATIONS

        On August 20, 2008, IAC completed the Spin-Off. In addition, on May 30, 2008 IAC sold EPI for approximately $34.9 million, which resulted in a pre-tax loss of $37.4 million and an after-tax gain of $22.3 million.

        On June 19, 2007, IAC sold HSE, previously reported in the International segment of IAC's former Retailing sector, for approximately $216.5 million, which resulted in a pre-tax gain of $52.0 million, and an after-tax gain of $35.1 million. The pre-tax gain and the after-tax gain on the sale of HSE were subsequently reduced to $45.7 million and $31.1 million, respectively, in the third quarter of 2007. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale.

        Accordingly, HSNi, ILG, Ticketmaster and Tree.com are presented as discontinued operations in the accompanying consolidated balance sheet and consolidated statements of operations and cash flows for all periods presented. EPI and HSE are presented as discontinued operations through May 30, 2008 and June 19, 2007, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The net revenue and net earnings, net of the effect of any minority interest, for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$658,720	$1,179,331	$3,144,662	$3,756,351

(Loss) earnings before income taxes and minority interest	$(2,461)	$101,362	$(312,968)	$300,489
Income tax provision	(12,920)	(35,706)	(7,914)	(102,664)
Minority interest in losses of consolidated subsidiaries	663	1,454	2,111	1,656

Net (loss) earnings	$(14,718)	$67,110	$(318,771)	$199,481

        The assets and liabilities of EPI at December 31, 2007 have been classified in the accompanying consolidated balance sheet as "Assets held for sale" (which is included in "Prepaid expenses and other current assets") and "Liabilities held for sale" (which is included in "Accrued expenses and other current liabilities"). Such net assets held for sale consist of the following (in thousands):

December 31, 2007
Current assets	$30,847
Goodwill	19,350
Intangible assets, net	41,660
Other non-current assets	35,139

Assets held for sale	126,996

Current liabilities	(56,928)
Other long-term liabilities	(2,761)

Liabilities held for sale	(59,689)

Net assets held for sale	$67,307

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The assets and liabilities transferred to HSNi, ILG, Ticketmaster and Tree.com as of August 20, 2008 and reported as discontinued operations as of December 31, 2007 were as follows (in thousands):

	August 20, 2008	December 31, 2007
Current assets	$1,662,321	$1,020,034

Goodwill	4,559,660	4,629,885
Intangible assets, net	946,007	961,322
Other non-current assets	631,443	510,536

Non-current assets	6,137,110	6,101,743

Current liabilities	(1,265,478)	(1,265,307)

Deferred income taxes	(955,746)	(962,170)
Other long-term liabilities	(1,606,923)	(165,309)

Non-current liabilities	(2,562,669)	(1,127,479)

Net assets	$3,971,284	$4,728,991

NOTE 7—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted (loss) earnings per share.

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net (loss) earnings from continuing operations(a)(b)	$(886)	$(886)	$4,918	$4,918
(Loss) income from discontinued operations, net of tax	(13,951)	(13,951)	65,553	65,553

Net (loss) earnings available to common shareholders	$(14,837)	$(14,837)	$70,471	$70,471

Denominator:
Basic shares outstanding	140,054	140,054	142,481	142,481
Dilutive securities including stock options, warrants and restricted stock and share units	—	—	—	6,492

Denominator for earnings per share—weighted average shares(c)(d)	140,054	140,054	142,481	148,973

(Loss) earnings per share:
(Loss) earnings from continuing operations	$(0.01)	$(0.01)	$0.03	$0.03
Discontinued operations, net of tax	(0.10)	(0.10)	0.46	0.44

(Loss) earnings available to common shareholders	$(0.11)	$(0.11)	$0.49	$0.47

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations(a)(b)	$(88,161)	$(88,161)	$(7,181)	$(7,181)
(Loss) income from discontinued operations, net of tax	(295,457)	(295,457)	233,005	233,005

Net (loss) earnings available to common shareholders	$(383,618)	$(383,618)	$225,824	$225,824

Denominator:
Basic shares outstanding	139,625	139,625	143,253	143,253
Dilutive securities including stock options, warrants and restricted stock and share units	—	—	—	—

Denominator for earnings per share—weighted average shares(c)(d)	139,625	139,625	143,253	143,253

(Loss) earnings per share:
Loss from continuing operations	$(0.63)	$(0.63)	$(0.05)	$(0.05)
Discontinued operations, net of tax	(2.12)	(2.12)	1.63	1.63

(Loss) earnings available to common shareholders	$(2.75)	$(2.75)	$1.58	$1.58

(a)
During the second quarter of 2008 all outstanding Convertible Notes were fully converted.

(b)
For the three and nine months ended September 30, 2007, approximately 0.2 million and 0.3 million weighted average common shares, respectively, related to the assumed conversion of the Company's Convertible Notes were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

(c)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units. For the three and nine months ended September 30, 2008, approximately 56.6 million that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(d)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company's Convertible Notes. For the three and nine months ended September 30, 2007, approximately 17.6 million and 10.1 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 8—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At September 30, 2008 and December 31, 2007, the Company's equity investments in unconsolidated affiliates totaled $187.5 million and $148.0 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. Pursuant to an agreement with Points International, Ltd. ("Points"), on June 11, 2008, IAC converted its preferred shares of

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Points into 29.4 million common shares of Points, sold 27.8 million of such common shares to a syndicate of underwriters for $42.4 million and surrendered the remaining 1.6 million common shares to Points for cancellation. In addition, IAC's nominees to the board of directors of Points stepped down. The transaction resulted in a pre-tax gain of $29.1 million, which is included in "Other (expense) income" in the accompanying consolidated statement of operations. As a result of this transaction, IAC no longer accounts for its remaining investment in Points using the equity method of accounting but rather accounts for such investment as available-for-sale marketable equity securities in accordance with SFAS No. 115.

        Summarized financial information for the Company's equity investment in Jupiter Shop Channel is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net sales	$729,001	$619,118
Gross profit	293,745	240,060
Net income	70,985	61,840

        Summarized aggregated financial information for the Company's remaining equity investments is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net sales	$7,161	$560
Gross profit	3,777	N/A
Net loss	(16,934)	(5,400)

NOTE 9—LONG-TERM OBLIGATIONS

	September 30, 2008	December 31, 2007
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "Senior Notes"); interest payable each January 15 and July 15 which commenced July 15, 2003	$15,844	$750,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000
Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes")	—	12,349

Total gross obligations	95,844	842,349
Fair value basis adjustment attributable to hedged debt obligations	—	4,542
Unamortized discount	—	(259)

Total long-term obligations	95,844	846,632
Less current maturities of long-term obligations	—	(12,090)

Long-term obligations, net of current maturities	$95,844	$834,542

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—LONG-TERM OBLIGATIONS (Continued)

        On August 20, 2008, the Company purchased for cash $456.7 million in principal amount of Senior Notes validly tendered pursuant to its amended tender offer to purchase the outstanding Senior Notes. Concurrent with the tender offer and in connection with the Spin-Off, the Company exchanged an additional $277.4 million in principal amount of Senior Notes for the debt of ILG. In connection with the tender offer and the exchange, the Company recorded a net loss of $63.2 million on the extinguishment of $734.2 million of the Senior Notes which is recorded in "Other (expense) income" in the accompanying consolidated statement of operations. The Company also unwound its remaining interest rate swap agreements for nominal gains.

        During the second quarter of 2008, the Convertible Notes were fully converted.

        Aggregate contractual maturities of long-term obligations are as follows (in thousands):

Years Ending September 30,
2013	$15,844
2035	80,000

$95,844

NOTE 10—FAIR VALUE MEASUREMENTS

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008:

	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Marketable securities	$120,672	$843	$—	$121,515
Long-term investments	33,932	—	13,250	47,182
Derivative assets created in the Expedia spin-off	—	—	5	5
Derivative liabilities created in the Expedia spin-off	—	—	(70)	(70)
Derivative asset created in the HSE sale	—	—	58,617	58,617

Total	$154,604	$843	$71,802	$227,249

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended September 30, 2008
	Long-Term Investments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at July 1, 2008	$13,835	$(100)	$69,730
Total net gains or losses (realized and unrealized):
Included in earnings	—	35	(5,137)
Included in other comprehensive income	(585)	—	(5,976)

Balance at September 30, 2008	$13,250	$(65)	$58,617

	For The Nine Months Ended September 30, 2008
	Long-Term Investments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at January 1, 2008	$14,763	$890	$54,656
Total net gains or losses (realized and unrealized):
Included in earnings	—	545	5,785
Included in other comprehensive income	(1,513)	—	(1,824)
Purchases, sales, issuances and settlements, net	—	(1,500)	—

Balance at September 30, 2008	$13,250	$(65)	$58,617

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the gains and losses included in earnings for the three and nine months ended September 30, 2008 relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended September 30, 2008
	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total gains (losses) included in earnings for the three months ended September 30, 2008:
Other income (expense)	$35	$(5,137)

Total	$35	$(5,137)

Change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2008:
Other income (expense)	$35	$(5,137)

Total	$35	$(5,137)

	For The Nine Months Ended September 30, 2008
	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total gains included in earnings for the nine months ended September 30, 2008:
Other income	$545	$5,785

Total	$545	$5,785

Change in unrealized gains relating to assets and liabilities still held at September 30, 2008:
Other income	$145	$5,785

Total	$145	$5,785

Long-term Investments

        Long-term investments in the table above that are measured at fair value using significant unobservable inputs (Level 3) include available-for-sale auction rate securities accounted for in accordance with SFAS No. 115. In the third quarter of 2007, these auction rate securities had failed auctions due to sell orders exceeding buy orders. These auction rate securities are valued by discounting the future cash flow streams of the securities over the estimated period that the securities will be held. Credit spreads and other risk factors are also considered in establishing a fair value. At September 30, 2008, $13.3 million, which is net of an unrealized loss of $1.7 million, was associated with failed auctions and accordingly, was reclassified as long-term investments in the first quarter of 2008. These auction rate securities are rated either AA/A2 or AA/Aa3. Due to their high rating and the general quality of the investments underlying the portfolios, the unrealized loss related to these securities is not considered to be an other-than-temporary impairment.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the Nine Months ended September 30, 2008

        During the nine months ended September 30, 2008, $12.3 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.2 million shares of IAC common stock and 0.2 million shares of Expedia common stock were issued to the holders.

        After the close of trading on August 20, 2008, IAC completed the Spin-Off. The net assets comprising the spun-off businesses, net of cash of $728.0 million, amounted to $3.2 billion and is included in the accompanying consolidated statement of shareholders' equity as a reduction to additional paid-in capital and retained earnings.

        Additionally, on August 20, 2008, the Company exchanged $277.4 million of the Senior Notes for the debt of ILG in connection with the Spin-Off.

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

NOTE 12—COMPREHENSIVE INCOME

        Comprehensive (loss) income is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) earnings available to common shareholders	$(14,837)	$70,471	$(383,618)	$225,824

Foreign currency translation	(41,285)	25,872	(29,377)	18,906
Unrealized losses on available for sale securities	(47,015)	(2,303)	(47,820)	(7,112)
Unrealized losses recognized into earnings in connection with the impairment of available-for-sale securities	—	—	46,058	—
Net losses on derivative contracts	—	(94)	—	(2,355)

Other comprehensive (loss) income	(88,300)	23,475	(31,139)	9,439

Comprehensive (loss) income	$(103,137)	$93,946	$(414,757)	$235,263

        For the nine months ended September 30, 2008, foreign currency translation gains, net of tax, relating to the ARO Shares of $5.8 million were recognized into earnings in connection with the other-than-temporary impairment of these shares recorded in the second quarter of 2008. There was no other-than-temporary impairment of the ARO Shares recorded in the third quarter of 2008.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMPREHENSIVE INCOME (Continued)

        Accumulated other comprehensive (loss) income, net of tax, is comprised of (in thousands):

	September 30, 2008	December 31, 2007
Foreign currency translation	$18,931	$85,775
Unrealized losses on available for sale securities	(47,723)	(45,961)

Accumulated other comprehensive (loss) income	$(28,792)	$39,814

NOTE 13—INCOME TAXES

        The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter. Included in the income tax provision for the three months ended September 30, 2008 is a provision of $0.7 million due to a change in the estimated annual effective tax rate from that used in the second quarter.

        For the three and nine months ended September 30, 2008, the Company recorded income tax benefits for continuing operations of $85.3 million and $103.6 million, respectively, which represent effective tax rates of 99% and 54%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to benefits from a net reduction in deferred tax liabilities caused by the Spin-Off, foreign income taxed at lower rates and state income tax benefits, partially offset by an increase in the valuation allowance on deferred tax assets related to the ARO Shares, changes in tax reserves, and non-deductible costs related to the Spin-Off.

        For the three months ended September 30, 2007, the Company recorded an income tax provision for continuing operations of $11.1 million which represents an effective tax rate of 76%. For the nine months ended September 30, 2007, the Company recorded an income tax provision for continuing operations of $3.4 million despite a loss from continuing operations of $5.3 million. These income tax provisions are principally due to an increase in tax reserves and related interest and net adjustments related to the reconciliation of tax returns to provision accruals, partially offset by a non-taxable gain on the fair value of derivatives that were created in connection with the sale of HSE and the Expedia spin-off, foreign tax credits and tax exempt income.

        At September 30, 2008 and December 31, 2007, the Company had unrecognized tax benefits of approximately $357.5 million and $231.0 million, respectively. Unrecognized tax benefits for the nine

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—INCOME TAXES (Continued)

months ended September 30, 2008 increased by $126.5 million due principally to an unrecognized current year capital loss on the Company's investment in Tree.com, partially offset by the effective settlement of prior year tax positions with the Internal Revenue Service principally relating to the reversal of deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for the three and nine months ended September 30, 2008 is $1.0 million and $6.3 million, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2008, the Company has accrued $45.8 million for the payment of interest. There are no material accruals for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. If unrecognized tax benefits are subsequently recognized, approximately $49.8 million and $172.0 million, net of related deferred tax assets, would reduce income tax expense from continuing operations and discontinued operations, respectively.

        The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2009. Various state, local and foreign jurisdictions are currently under exam, the most significant of which are California, Florida, New York and New York City, for various tax years after December 31, 2001, and the examinations are expected to be completed in 2009. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $17.5 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 14—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 13 for additional information related to income tax contingencies.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        On August 20, 2008, IAC completed its previously announced plan to separate into five publicly traded companies:

  •
  IAC, which includes:

  •
  the businesses comprising its Media & Advertising segment;

  •
  the Match and ServiceMagic segments;

  •
  the businesses comprising its Emerging Businesses segment, including Shoebuy and ReserveAmerica, which were formerly included in the Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

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

        We refer to this transaction as the "Spin-Off". Immediately subsequent to the Spin-Off, IAC effected a one-for-two reverse stock split. All share information, unless otherwise noted, reflects the impact of the reverse stock split and is not adjusted for the relative values of the spun-off businesses.

        The results of operations of HSNi, ILG, Ticketmaster and Tree.com have been classified as discontinued operations for all periods presented.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        During the first quarter of 2008, in contemplation of the Spin-Off, IAC reorganized its then existing Retailing, Ticketmaster and Emerging Businesses reporting segments. Shoebuy and ReserveAmerica, which were previously included in the Retailing and Ticketmaster reporting segments, respectively, are now included in the Emerging Businesses segment. Information for all prior periods has been reclassified to conform with the current year segment presentation.

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2007, as amended.

Results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007:

        Set forth below are the contributions made by our various segments and corporate expenses to consolidated revenue, operating (loss) income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and nine months ended September 30, 2008 and 2007 (rounding differences may occur):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Revenue:
Media & Advertising	$193,273	$189,824	2%	$595,136	$531,901	12%
Match	93,540	89,109	5%	277,358	258,111	7%
ServiceMagic	33,799	24,591	37%	98,618	71,453	38%
Emerging Businesses	49,644	36,319	37%	141,945	99,341	43%
Inter-segment elimination	(976)	(4,482)	78%	(18,957)	(7,104)	(167)%

Total	$369,280	$335,361	10%	$1,094,100	$953,702	15%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Operating (Loss) Income:
Media & Advertising	$32,106	$15,675	105%	$93,166	$15,484	502%
Match	23,978	29,272	(18)%	50,740	49,603	2%
ServiceMagic	8,111	4,626	75%	22,627	16,103	41%
Emerging Businesses	(7,390)	(9,912)	25%	(25,829)	(8,990)	(187)%
Corporate	(79,443)	(37,968)	(109)%	(180,884)	(116,535)	(55)%

Total	$(22,638)	$1,693	NM	$(40,180)	$(44,335)	9%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Growth	2008	2007	Growth
	(Dollars in thousands)
Operating Income Before Amortization:
Media & Advertising	$38,810	$27,898	39%	$112,189	$56,835	97%
Match	30,274	29,530	3%	63,278	57,508	10%
ServiceMagic	8,651	5,420	60%	24,245	18,744	29%
Emerging Businesses	(6,070)	(3,457)	(76)%	(21,705)	35	NM
Corporate	(41,201)	(21,724)	(90)%	(105,980)	(65,713)	(61)%

Total	$30,464	$37,667	(19)%	$72,027	$67,409	7%

        Refer to Note 5 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to Operating (Loss) Income.

Consolidated Results

Revenue

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        Revenue in 2008 increased 10% or $33.9 million from 2007 primarily as a result of revenue increases of $13.3 million from Emerging Businesses, $9.2 million from ServiceMagic, $4.4 million from Match and $3.4 million from Media & Advertising. The contribution from Emerging Businesses was driven primarily by strong revenue growth at Pronto.com and Shoebuy. The increase at ServiceMagic reflected a more active service provider network and a 41% increase in service requests driven by increased marketing efforts. Also contributing to the increased revenue was a 3% increase in average revenue per subscriber, primarily in international markets, and a 3% increase in worldwide subscribers at Match. The increase at Media & Advertising was driven by strong growth from proprietary search properties. Revenue per query on proprietary web search properties grew primarily from improved economics associated with the renewed partnership with Google and, even excluding the renewed partnership, revenue per query grew. Entirely offsetting this increase in proprietary revenue is a sharp decline in network revenue, resulting from the planned discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed partnership. Media & Advertising revenue was further impacted by the acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008 which contributed $3.6 million to revenue in 2008.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        Revenue in 2008 increased 15% or $140.4 million from 2007 primarily as a result of revenue increases of $63.2 million from Media & Advertising, $42.6 million from Emerging Businesses, $27.2 million from ServiceMagic and $19.2 million from Match. The growth from Media & Advertising, Emerging Businesses, ServiceMagic and Match was primarily due to the factors described above in the three month discussion.

Cost of sales

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales	$134,210	(5)%	$140,644
As a percentage of total revenue	36%	(559) bp	42%
Gross margins	64%	559 bp	58%

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

        Cost of sales in 2008 decreased $6.4 million from 2007 primarily due to a decrease of $14.6 million from Media & Advertising, partially offset by increases of $4.7 million from ServiceMagic and $3.6 million from Emerging Businesses. The decrease in cost of sales from Media & Advertising was principally due to a decrease of $14.6 million in revenue share payments to third party traffic sources. Overall revenue share payments during the quarter decreased as a direct result of a decrease in network revenue, partially offset by growth in distribution revenue included as a component of proprietary revenue at IAC Search & Media. As a percentage of revenue, traffic acquisition costs associated with network revenue generated from integrated sponsored listings are lower than traffic acquisition costs associated with distribution revenue generated from partners who redirect traffic to the Ask.com landing page. The increase in cost of sales from ServiceMagic was primarily due to an increase in customer acquisition costs as it continued to focus its spend on driving higher margin home repair and improvement requests and increasing service requests during this weak macro environment. Cost of sales from Emerging Businesses increased primarily due to an increase of $2.4 million in cost of products sold and $0.9 million in shipping and handling costs at Shoebuy.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales	$398,172	2%	$389,051
As a percentage of total revenue	36%	(440) bp	41%
Gross margins	64%	440 bp	59%

        Cost of sales in 2008 increased $9.1 million from 2007 primarily due to increases of $17.4 million from Emerging Businesses and $13.9 million from ServiceMagic, partially offset by decreases of $17.2 million from Media & Advertising and $4.9 million from Match. The increase in cost of sales from Emerging Businesses was primarily due to an increase of $6.9 million in cost of products sold and $2.8 million in shipping and handling costs at Shoebuy. Cost of sales from Emerging Businesses was further impacted by increased costs associated with Gifts.com and various early stage businesses not in the year ago period. Also contributing to the increase in cost of sales were increased customer acquisition costs from ServiceMagic as described above in the three month discussion. Partially offsetting these increases in cost of sales was a decrease in revenue share payments to third party traffic sources from Media & Advertising and decreased domestic customer acquisition costs from Match. The decrease in domestic acquisition costs from Match was due primarily to improved economics with certain distribution partners.

Selling and marketing expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$102,620	26%	$81,639
As a percentage of total revenue	28%	345 bp	24%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions. Advertising and promotional expenditures include online marketing, including fees paid to search engines and distribution partners, and offline marketing, including television, print and radio advertising.

        Selling and marketing expense in 2008 increased $21.0 million from 2007 primarily due to increases of $7.5 million from Emerging Businesses, $6.5 million from Match and $3.8 million from Media & Advertising. The increase in selling and marketing expense from Emerging Businesses resulted primarily from an increase of $5.6 million in online marketing from Pronto.com. Selling and marketing expense from Match increased primarily due to an increase of $4.4 million in advertising and promotional expenditures, including those associated with television advertising and online marketing related to various international marketing campaigns. Also contributing to the increase in selling and marketing expense is increased expense from Media & Advertising primarily due to an increase of $3.5 million in compensation and other employee-related costs, partially offset by reduced marketing expense. The increase in compensation and other employee-related costs is due in part to recent acquisitions not in the year ago period at IAC Search & Media and an 11% increase in average headcount at Citysearch.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$327,758	16%	$283,029
As a percentage of total revenue	30%	28 bp	30%

        Selling and marketing expense in 2008 increased $44.7 million from 2007, primarily due to increases of $21.6 million from Emerging Businesses, $15.6 million from Match and $3.9 million from ServiceMagic. The increase in selling and marketing expense from Emerging Businesses is primarily due to an increase of $17.5 million in online marketing from Pronto.com. Selling and marketing expense from Match increased primarily due to an increase of $14.9 million in advertising and promotional expenditures, including marketing costs primarily related to Chemistry.com. Also contributing to the increase in selling and marketing expense is an increase of $3.8 million in compensation and other employee-related costs from ServiceMagic primarily related to the expansion of its sales force due in part to the opening of a new call center in Kansas City in the second quarter of 2007.

General and administrative expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$110,997	71%	$64,910
As a percentage of total revenue	30%	1,070 bp	19%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $46.1 million from 2007 primarily due to increases of $38.9 million from corporate and $3.8 million from Emerging Businesses. The increase from corporate is principally due to $20.8 million of expenses related to the Spin-Off and an increase of $18.3 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off. General and administrative expense from Emerging Businesses increased primarily due to increased operating expenses associated with various early stage businesses not in the year ago period as well as Connected Ventures.

        As of September 30, 2008, there was approximately $135.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity based awards, which is currently expected to be recognized over a weighted average period of approximately 2.7 years.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$278,340	47%	$189,442
As a percentage of total revenue	25%	558 bp	20%

        General and administrative expense in 2008 increased $88.9 million from 2007 primarily due to increases of $61.2 million from corporate and $22.0 million from Emerging Businesses. The increase from corporate is principally due to $42.0 million of expenses related to the Spin-Off and an increase of $20.1 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to the factors described above in the three month discussion. General and administrative expense from Emerging Businesses increased primarily due to the inclusion in the prior year of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture as well as increased operating expenses associated with InstantAction.com, Connected Ventures, RushmoreDrive.com and various early stage businesses not in the year ago period.

Other operating expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Other operating expense	$12,329	2%	$12,029
As a percentage of total revenue	3%	(25) bp	4%

        Other operating expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in product development at IAC Search & Media and various emerging businesses. Other operating expense includes costs related to the design, development, testing and enhancement of technology that are not capitalized.

        Other operating expense in 2008 increased $0.3 million from 2007, primarily due to an increase in compensation and other employee-related costs from Emerging Businesses.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Other operating expense	$41,922	26%	$33,177
As a percentage of total revenue	4%	35 bp	3%

        Other operating expense in 2008 increased $8.7 million from 2007, primarily due to an increase of $6.8 million in compensation and other employee-related costs from Media & Advertising. The increase from Media & Advertising is due in part to a 9% increase in average headcount, as it continues to upgrade and enhance its search technology and products.

Depreciation

  For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	% Change	2007	2008	% Change	2007
	(Dollars in thousands)
Depreciation	$17,337	15%	$15,107	$52,055	18%	$43,954
As a percentage of total revenue	5%	19 bp	5%	5%	15 bp	5%

        Depreciation for the three and nine months ended September 30, 2008 increased $2.2 million and $8.1 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made during 2007 and 2008, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$30,464	(19)%	$37,667
As a percentage of total revenue	8%	(298) bp	11%

        Operating Income Before Amortization in 2008 decreased $7.2 million from 2007 primarily due to an increase in corporate expenses of $19.5 million, partially offset by growth of $10.9 million from Media & Advertising. The decrease in Operating Income Before Amortization from corporate is principally due to $20.8 million of expenses related to the Spin-Off. This increase in corporate expenses was partially offset by lower traffic acquisition costs and higher revenue from Media & Advertising.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$72,027	7%	$67,409
As a percentage of total revenue	7%	(49) bp	7%

        Operating Income Before Amortization in 2008 increased $4.6 million from 2007 primarily due to growth of $55.4 million, $5.8 million and $5.5 million from Media & Advertising, Match and ServiceMagic, respectively. These increases in Operating Income Before Amortization were partially offset by decreases of $40.3 million from corporate and $21.7 million from Emerging Businesses. Contributing favorably to Operating Income Before Amortization is the impact of higher revenue and lower traffic acquisition costs from Media & Advertising. Partially offsetting the increases in Operating Income Before Amortization at certain segments are $42.0 million of expenses from corporate related to the Spin-Off and the favorable impact in the prior year of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture within Emerging Businesses, as well as increased operating expenses associated with RushmoreDrive.com, various early stage businesses not in the year ago period, InstantAction.com and Connected Ventures.

Operating (loss) income

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating (loss) income	$(22,638)	NM	$1,693
As a percentage of total revenue	(6)%	NM	1%

        The operating loss in 2008 of $22.6 million versus operating income in 2007 of $1.7 million was primarily due to the decrease of $7.2 million in Operating Income Before Amortization described above and an increase of $22.0 million in non-cash compensation expense, partially offset by a decrease of $2.9 million in amortization of non-cash marketing and a decrease of $2.0 million in amortization of intangibles. The increase in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating loss	$(40,180)	9%	$(44,335)
As a percentage of total revenue	(4)%	(98) bp	(5)%

        Operating loss in 2008 decreased $4.2 million from 2007 primarily due to the increase of $4.6 million in Operating Income Before Amortization described above, a decrease of $21.1 million in amortization of non-cash marketing, primarily from Media & Advertising, and a decrease of $2.3 million in amortization of intangibles, partially offset by an increase of $23.8 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to the factors described above in the three month discussion.

Other income (expense)

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Other income (expense):
Interest income	$6,549	(52)%	$13,644
Interest expense	(5,002)	(66)%	(14,919)
Equity in income of unconsolidated affiliates	3,146	(19)%	3,885
Other (expense) income	(68,657)	NM	10,295

        Interest income in 2008 decreased $7.1 million from 2007 primarily due to lower cash and marketable securities balances in 2008, as well as lower average interest rates. Interest expense in 2008 decreased $9.9 million from 2007 as average interest rates decreased and the amount of outstanding debt decreased year over year due to the extinguishment of $734.2 million of the Company's 7% Senior Notes due 2013 (the "Senior Notes") as described below. The remaining outstanding principal of the Senior Notes at September 30, 2008 is $15.8 million.

        Equity in income of unconsolidated affiliates in 2008 decreased $0.7 million from 2007 primarily due to losses from various Company investments, including those not in the year ago period, partially offset by higher earnings from its investment in Jupiter Shop Channel, a shopping channel in Japan.

        Other expense in 2008 of $68.7 million is primarily due to a loss of $63.2 million on the extinguishment of the Senior Notes. On August 20, 2008, IAC purchased for cash all validly tendered Senior Notes pursuant to its amended tender offer to purchase the outstanding Senior Notes. Concurrent with the tender offer and in connection with the Spin-Off, the Company exchanged a portion of the Senior Notes for the debt of ILG.

        Other expense in 2008 also includes a loss of $5.1 million related to the derivative asset received by the Company in connection with the sale of its German TV and internet retailer, Home Shopping Europe GmbH & Co. KG, and its affiliated TV station HSE24 ("HSE"). This loss was due in part to an increase in the discount rate related to credit risk. Other income in 2007 of $10.3 million was primarily due to gains of $5.8 million and $2.7 million associated with the derivative asset received by the Company in connection with the sale of HSE and the derivatives created in the Expedia spin-off, respectively.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Other income (expense):
Interest income	$20,325	(58)%	$47,988
Interest expense	(30,866)	(31)%	(44,676)
Equity in income of unconsolidated affiliates	15,373	(7)%	16,543
Other (expense) income	(157,581)	NM	19,174

        Interest income, interest expense and equity in income of unconsolidated affiliates in 2008 decreased $27.7 million, $13.8 million and $1.2 million, respectively, from 2007 primarily due to the factors described above in the three month discussion.

        Other expense in 2008 of $157.6 million is primarily due to the write-down of $132.6 million on the Company's investment in Arcandor AG ("ARO") and the $63.2 million loss on the extinguishment of $734.2 million of the Senior Notes, described above in the three month discussion, partially offset by a gain of $29.1 million associated with the sale of the Company's preferred investment in Points International, Ltd ("Points"). As part of the consideration for the sale of HSE in June 2007, the Company received approximately 5.5 million shares of ARO stock ("ARO Shares"). During the second quarter of 2008, the Company considered the value of the ARO Shares to be other-than-temporarily impaired and wrote the value of the investment down to €7.38 per share, the stock's closing price on June 30, 2008.

        Other income in 2007 of $19.2 million was primarily due to gains of $7.8 million and $4.4 million associated with the derivative asset received by the Company in connection with the sale of HSE and the derivatives created in the Expedia spin-off, respectively. Other income also included a gain of $3.1 million on the sale of fixed assets in 2007.

Income tax provision

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        In 2008 the Company recorded an income tax benefit for continuing operations of $85.3 million which represents an effective tax rate of 99%. The 2008 tax rate is higher than the federal statutory rate of 35% due principally to benefits from a net reduction in deferred tax liabilities caused by the Spin-Off, foreign income taxed at lower rates and state income tax benefits, partially offset by an increase in the valuation allowance on deferred tax assets related to the ARO Shares, changes in tax reserves, and non-deductible costs related to the Spin-Off. In 2007 the Company recorded an income tax provision for continuing operations of $11.1 million which represents an effective tax rate of 76%. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to an increase in tax reserves and related interest and net adjustments related to the reconciliation of tax returns to provision accruals, partially offset by a non-taxable gain on the fair value of derivatives that were created in connection with the sale of HSE and the Expedia spin-off, foreign tax credits and tax exempt income.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        In 2008 the Company recorded an income tax benefit for continuing operations of $103.6 million which represents an effective tax rate of 54%. The 2008 tax rate is higher than the federal statutory rate of 35% due principally to benefits from a net reduction in deferred tax liabilities caused by the Spin-Off, foreign income taxed at lower rates and state income tax benefits, partially offset by an increase in the valuation allowance on deferred tax assets related to the ARO Shares, changes in tax reserves, and non-deductible costs related to the Spin-Off. In 2007 the Company recorded an income tax provision for continuing operations of $3.4 million despite a loss from continuing operations of $5.3 million. This income tax provision was principally due to an increase in tax reserves and related interest and net adjustments related to the reconciliation of tax returns to provision accruals, partially offset by a non-taxable gain on the fair value of derivatives that were created in connection with the sale of HSE and the Expedia spin-off, foreign tax credits and tax exempt income.

        At September 30, 2008 and December 31, 2007, the Company had unrecognized tax benefits of approximately $357.5 million and $231.0 million, respectively. Unrecognized tax benefits for the nine months ended September 30, 2008 increased by $126.5 million due principally to an unrecognized current year capital loss on the Company's investment in Tree.com, partially offset by the effective settlement of prior year tax positions with the Internal Revenue Service principally relating to the reversal of deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for the three and nine months ended September 30, 2008 is $1.0 million and $6.3 million, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2008 the Company has accrued $45.8 million for the payment of interest. There are no material accruals for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $17.5 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        Discontinued operations in the accompanying consolidated statement of operations include HSNi, ILG, Ticketmaster and Tree.com through August 20, 2008, EPI through May 30, 2008 and HSE through June 19, 2007. Results from these discontinued operations, net of tax, in the third quarter of 2008 and 2007 were losses of $14.7 million and income of $67.1 million, respectively. The 2008 amount is principally due to losses of Tree.com, HSNi and Ticketmaster, partially offset by income of ILG. The 2007 amount is principally due to the income of Ticketmaster, HSNi and ILG, partially offset by losses of Tree.com.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        Results from discontinued operations, net of tax, in 2008 and 2007 were losses of $318.8 million and income of $199.5 million, respectively. The 2008 amount is principally due to the losses of HSNi, Tree.com and EPI, which include impairment charges related to goodwill and indefinite-lived intangible assets of $221.5 million and $78.5 million for HSNi, respectively, and $132.5 million and $33.4 million, respectively, for Tree.com. The losses from HSNi, Tree.com and EPI were partially offset by income of Ticketmaster and ILG. The 2007 amount is principally due to the income of Ticketmaster, HSNi and ILG, partially offset by losses of Tree.com and EPI.

        Additionally, the Company recognized after-tax gains in 2008 and 2007 of $22.3 million and $31.1 million on the sales of EPI in the second quarter of 2008 and HSE in the second quarter of 2007, respectively.

Segment Results

        In addition to the discussion of the consolidated results above, the following is a discussion of the results of each segment.

  Media & Advertising

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        Media & Advertising consists of proprietary search properties such as Ask.com, Fun Web Products, Dictionary.com and Iwon, and our proprietary local site Citysearch, and network properties which include distributed search, sponsored listings and toolbars.

        Revenue grew 2% to $193.3 million, primarily driven by strong growth from proprietary search properties. The growth in queries at Ask.com internationally and Fun Web Products was partially offset by declines in queries at Ask.com in the U.S. due to significantly lower marketing spend in the period. Ask.com's core user base, where frequency and monetization are the highest, grew queries strongly. Revenue per query on proprietary web search properties grew primarily from improved economics associated with the renewed partnership with Google and, even excluding the renewed partnership, revenue per query grew due to continued optimization of how and when we display sponsored listings. Proprietary revenue represented 71.5% of total Media & Advertising revenue during the quarter. Offsetting these increases in revenue was a sharp decline in network revenue, resulting from the planned discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed partnership. The acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008 contributed $3.6 million to revenue in 2008. Citysearch continued to grow users and revenue during the quarter.

        Operating Income Before Amortization increased 39% to $38.8 million, primarily due to the reduction in the current year of $14.6 million in revenue share payments to third party traffic sources, partially offset by an increase of $3.8 million in selling and marketing expense. Overall revenue share payments during the quarter decreased as a direct result of a decrease in network revenue, partially offset by growth in distribution revenue included as a component of proprietary revenue at IAC Search & Media. As a percentage of revenue, traffic acquisition costs associated with network revenue generated from integrated sponsored listings are lower than traffic acquisition costs associated with distribution revenue generated from partners who redirect traffic to the Ask.com landing page. The increase in selling and marketing expense is primarily due to an increase of $3.5 million in compensation and other employee-related costs, due in part to recent acquisitions not in the year ago period at IAC Search & Media and an 11% increase in average headcount at Citysearch. This increase in selling and marketing expense is partially offset by a decrease of $1.6 million in advertising and promotional expenditures due largely to reduced marketing spend.

        Operating income increased 105% to $32.1 million, primarily due to the increase in Operating Income Before Amortization described above and the inclusion in the prior year period of $6.1 million in amortization of non-cash marketing.

        As discussed, the Company renewed its paid listings agreement with Google effective January 1, 2008. The new contract limits our ability to distribute sponsored listings to certain network partners. This has led to a greater percentage of revenues for our Media & Advertising segment in 2008 coming from the higher-margin proprietary side of the business, and a lesser percentage from the lower-margin network business. The trend will continue for the rest of the year.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        Revenue grew 12% to $595.1 million, primarily due to improved economics associated with the renewed partnership with Google, which resulted in an increase in revenue per query across most proprietary search sites. Revenue also benefited from an increase in both queries and revenue per query at Fun Web Products and from distributed search. Revenue and revenue per query at Ask.com grew, even excluding the benefits of the renewed partnership. Queries declined overall due largely to significantly reduced marketing which more than offset growth in the core user base which searches most frequently. Network revenue declined as expected due to the planned discontinuation of relationships with certain partners that took place during 2008, as described above in the three month discussion.

        Operating Income Before Amortization increased 97% to $112.2 million, primarily due to a decrease of $10.2 million in advertising and promotional expenditures at IAC Search & Media, increased revenue growth noted above and a decrease of $6.3 million in revenue share payments to third party traffic sources. Partially offsetting these factors was an increase of $7.0 million in other operating expense. The decrease in revenue share payments is primarily due to the factors described above in the three month discussion. The increase in other operating expense was primarily due to an increase of $6.8 million in compensation and other employee-related costs due in part to a 9% increase in average headcount, as our Media & Advertising businesses continued to upgrade and enhance their search technology and products.

        Operating income increased 502% to $93.2 million, primarily due to the increase in Operating Income Before Amortization described above and the inclusion in the prior year period of $22.8 million in amortization of non-cash marketing.

  Match

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        Revenue grew 5% to $93.5 million, reflecting a 6% increase in both international subscribers and revenue per subscriber, and a 1% and 2% growth in North America subscribers and revenue per subscriber, respectively. The growth in international subscribers was driven by expansion in several markets, most notably Latin America, United Kingdom, Scandinavia and Australia. Domestically, Chemistry.com continued to grow subscribers during the third quarter of 2008.

        Operating Income Before Amortization increased 3% to $30.3 million, primarily reflecting lower customer acquisition costs as a percentage of revenue due to more favorable economic terms associated with certain distribution partners, partially offset by increased marketing spend and compensation and other employee-related costs related to product investments. In 2008, Match experienced increases in advertising associated with television advertising and online marketing related to various international marketing campaigns.

        Operating income decreased 18% to $24.0 million despite the increase in Operating Income Before Amortization discussed above primarily due to the current year inclusion of $6.1 million in amortization of non-cash marketing.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        Revenue grew 7% to $277.4 million, reflecting a 6% and 11% increase in international subscribers and revenue per subscriber, respectively, and a 1% and 4% growth in North America subscriber and revenue per subscriber, respectively. The growth in international subscribers was driven by factors described above in the three month discussion.

        Operating Income Before Amortization increased 10% to $63.3 million, growing at a faster rate than revenue primarily due to lower international customer acquisition costs as a percentage of revenue and a decrease in domestic customer acquisition costs. The decrease in domestic customer acquisition costs reflects improved economics with certain distribution partners as noted above in the three month discussion, partially offset by an increase in spending related to Chemistry.com, which continues to grow subscribers.

        Operating income increased 2% to $50.7 million primarily due to the increase in Operating Income Before Amortization discussed above, partially offset by an increase of $4.8 million in amortization of non-cash marketing.

  ServiceMagic

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        Revenue grew 37% to $33.8 million, benefiting from a more active service provider network and a 41% increase in service requests driven by increased marketing efforts. During 2008, ServiceMagic experienced a 34% increase in the number of times service requests are accepted by a service professional.

        Operating Income Before Amortization increased 60% to $8.7 million, primarily due to the increase in revenue noted above, partially offset by increases of $4.7 million in cost of sales and $1.0 million in general and administrative expense. The increase in costs of sales is primarily driven by increased customer acquisition costs as ServiceMagic continued to focus its spend on driving higher margin home repair and improvement requests and increasing service requests during this weak macro environment. Contributing to the increase in general and administrative expense are increases of $0.3 million and $0.2 million in bad debt expense and compensation and other employee-related costs, respectively.

        Operating income increased 75% to $8.1 million, primarily due to the increase in Operating Income Before Amortization discussed above and a decrease of $0.3 million in amortization of intangibles.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        Revenue grew 38% to $98.6 million, driven primarily by the factors described above in the three month discussion.

        Operating Income Before Amortization increased 29% to $24.2 million, primarily due to the increase in revenue noted above, partially offset by increases of $13.9 million in cost of sales, $3.9 million in selling and marketing expense and $3.3 million in general and administrative expense. The increase in costs of sales is primarily driven by increased customer acquisition costs as described above in the three month discussion. Selling and marketing expense reflects increased compensation and other employee-related costs associated with the expansion of the sales force due in part to the opening of a new customer call center in Kansas City in the second quarter of 2007. Contributing to the increase in general and administrative expense are increases of $1.1 million, $0.8 million and $0.7 million in compensation and other employee-related costs, bad debt expense and facilities costs, respectively.

        Operating income increased 41% to $22.6 million, primarily due to the increase in Operating Income Before Amortization discussed above and a decrease of $1.0 million in amortization of intangibles.

  Emerging Businesses

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        Emerging Businesses include Shoebuy, ReserveAmerica, Pronto.com, Gifts.com, InstantAction.com, Connected Ventures, 23/6, VeryShortList.com, RushmoreDrive.com, Life123.com and The Daily Beast, as well as other early stage businesses.

        Revenue grew 37% to $49.6 million reflecting strong growth at Pronto.com and Shoebuy.

        Operating Income Before Amortization decreased $2.6 million to a loss of $6.1 million. Losses increased due primarily to increased operating expenses associated with early stage businesses not in the year ago period, as well as InstantAction.com and RushmoreDrive.com. Partially offsetting the decrease in Operating Income Before Amortization is the first full quarter of profitability at Pronto.com.

        Operating loss decreased 25% to $7.4 million despite the increased Operating Income Before Amortization loss discussed above primarily due to the inclusion in the prior year period of $3.0 million in amortization of non-cash marketing related to Shoebuy and a $2.2 million decrease in amortization of intangibles. The decrease in amortization of intangibles resulted from certain intangibles at Connected Ventures being fully amortized in 2007.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        Revenue grew 43% to $141.9 million reflecting strong growth at Pronto.com and Shoebuy.

        Operating Income Before Amortization and operating income decreased $21.7 million and $16.8 million, respectively, to losses of $21.7 million and $25.8 million, respectively, due to the inclusion in the prior year's results of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture, as well as increased operating expenses associated with RushmoreDrive.com, various early stage businesses not in the year ago period, InstantAction.com and Connected Ventures. Operating loss was favorably impacted by the inclusion in the prior year period of $3.0 million in amortization of non-cash marketing and a $1.6 million decrease in amortization of intangibles.

  Corporate

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        Operating Income Before Amortization loss increased by $19.5 million to a loss of $41.2 million reflecting the incurrence of $20.8 million in expenses related to the Spin-Off.

        Operating loss increased 109% to $79.4 million, primarily due to the increase in Operating Income Before Amortization loss discussed above and an increase of $22.0 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off. To a lesser degree, non-cash compensation expense increased due to expense related to equity grants issued subsequent to the third quarter of 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the IAC Search & Media acquisition as these awards vest, as well as the impact of expense relating to equity modifications recorded in the prior year.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        Operating Income Before Amortization loss increased by $40.3 million to a loss of $106.0 million, primarily due to the incurrence of $42.0 million in expenses related to the Spin-Off.

        Operating loss increased 55% to $180.9 million, primarily due to the increase in Operating Income Before Amortization loss discussed above and an increase of $24.1 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to the factors described above in the three month discussion.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        All IAC common stock share information has been adjusted to reflect IAC's one-for-two reverse stock split in August 2008.

        As of September 30, 2008, the Company had $1.3 billion of cash and cash equivalents, $121.5 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in Senior Notes.

        During the nine months ended September 30, 2008 and 2007, IAC purchased 3.0 million and 7.8 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $145.6 million and $508.6 million, respectively. In 2006, the Company announced that its Board of Directors authorized the repurchase of up to 30 million shares of IAC common stock of which 22.4 million shares remain at October 31, 2008. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $147.4 million and $0.1 million in 2008 and 2007, respectively. The increase of $147.2 million in net cash provided by operating activities reflects lower cash taxes paid of $114.3 million and an increase in accounts payable.

        Net cash provided by investing activities attributable to continuing operations in 2008 of $469.4 million includes the net cash distribution from the spun-off businesses of $427.8 million, the net proceeds of $189.4 million related to the sales, maturities and purchases of marketable securities, the proceeds of $60.9 million from the sale of long-term investments and the proceeds of $32.7 million from the sale of discontinued operations, partially offset by acquisitions, net of cash acquired, of $130.7 million, an increase in long-term investments of $59.7 million and capital expenditures of $51.3 million. The increase in long-term investments is primarily due to the Company's equity investment in The HealthCentral Network. The proceeds from the sale of long-term investments and discontinued operations relate primarily to the sale of Points and EPI, respectively. Net cash provided by investing activities attributable to continuing operations in 2007 of $266.6 million includes the net proceeds of $492.6 million related to the sales, maturities and purchases of marketable securities, partially offset by an net increase in long-term investments of $119.5 million, capital expenditures of $77.8 million and acquisitions, net of cash acquired, of $45.8 million.

        Net cash used in financing activities attributable to continuing operations in 2008 of $674.0 million was primarily due to $514.9 million relating to the repurchase of Senior Notes and the purchase of treasury stock of $145.6 million. Net cash used in financing activities attributable to continuing operations in 2007 of $518.9 million was primarily due to the purchase of treasury stock of $542.9 million and principal payments on long-term obligations of $7.6 million, partially offset by the proceeds from the issuance of common stock, net of withholding taxes, of $21.9 million and the excess tax benefits from stock-based awards of $5.8 million.

        Net cash used in discontinued operations in 2008 of $170.2 million and net cash provided by discontinued operations in 2007 of $173.1 million relate primarily to the operations of Ticketmaster, HSNi, ILG and Tree.com. The Company does not expect future cash flows associated with existing discontinued operations to be material.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions which could result in the reduction of its cash balance or the incurrence of debt. IAC expects that 2008 capital expenditures will be lower than 2007.

        IAC believes that its cash on hand along with its anticipated operating cash flows in 2008 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations(a)
Long-term obligations(b)	$204,752	$5,099	$10,183	$25,470	$164,000
Purchase obligations(c)	5,874	4,379	1,495	—	—
Operating leases	318,167	22,805	38,888	31,219	225,255

Total contractual cash obligations	$528,793	$32,283	$50,566	$56,689	$389,255

(a)
At September 30, 2008, the Company has recorded approximately $403.3 million of unrecognized tax benefits which included accrued interest of $45.8 million. This amount includes approximately $221.8 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization of non-cash marketing, (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At September 30, 2008, there was approximately $23.9 million of NBC Universal Advertising credits available for use.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating (loss) income by business and to net earnings available to common shareholders in total for the three and nine months ended September 30, 2008 and 2007, see Note 5 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt.

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

        Based on the Company's total debt investment securities as of September 30, 2008, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by approximately $1.5 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.3 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Long-term Debt

        At September 30, 2008, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $8.8 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        As part of the consideration for the sale of HSE on June 19, 2007, IAC received from Arcandor AG ("ARO") approximately 5.5 million shares of ARO stock (the "ARO Shares") valued at €141 million, plus additional consideration in the form of a contingent value right ("CVR"). The CVR has value of up to €54 million within three years from the date of sale. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made.

The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income (expense) in the consolidated statement of operations each period. During the three and nine months ended September 30, 2008 the change in the fair value of the CVR resulted in a loss of $5.1 million and a gain of $5.8 million, respectively. The loss of $5.1 million for the three months ended September 30, 2008 was due in part to an increase in the discount rate related to credit risk. The ARO stock is an available-for-sale marketable equity security that is accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). During the second quarter of 2008, the Company concluded that the decline in the price of the ARO Shares was other-than-temporary and thus recorded a $132.6 million impairment charge that is included in "Other (expense) income" in the accompanying consolidated statement of operations. The loss was determined to be other-than-temporary due to (1) the significant, 72% decline in the ARO stock price from €25.90 at June 19, 2007 to €7.38 at June 30, 2008, and the duration of the decline in the ARO stock price and (2) the Company's assessment of the near-to-medium term prospects for a recovery to levels proximate to the initial carrying value of the ARO Shares. During the third quarter of 2008, the ARO stock price declined further from €7.38 at June 30, 2008 to €2.33 at September 30, 2008. The Company does not believe that this decline is other-than-temporary due to the duration of the stock price decline and the Company's assessment of the prospects for a recovery to a €7.38 price level during the Company's expected holding period. Accordingly, the €27.6 million or $40.4 million decline in the ARO stock price during the third quarter of 2008 has been recorded in "Accumulated other comprehensive income (loss)" in the accompanying consolidated statement of shareholders' equity. The carrying value of the ARO Shares is €12.7 million or $18.4 million at September 30, 2008.

        Following the Expedia spin-off, derivative liabilities were created due to IAC's obligation to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. Derivative assets were also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes. Both the derivative liabilities and derivative assets were maintained at fair value each reporting period, and the changes in fair values, which were based upon changes in both IAC common stock and Expedia common stock, were recognized in current earnings as a component of other income (expense). During the second quarter of 2008, the Convertible Notes were fully converted and the related derivatives expired. The net fair value adjustments recognized in current earnings during the nine months ended September 30, 2008 were gains of $0.5 million.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound Sterling. However, the exposure is mitigated since the Company has generally reinvested profits from international operations in order to grow the businesses. The Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

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

        Foreign exchange gains and losses were not material to the Company's earnings in 2008 and 2007. As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency translation risks because cash flows from international operations were generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency translation risks. The Company's objective in managing its foreign currency risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

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

 PART II
OTHER INFORMATION

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," among others, generally identify forward looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the industries in which IAC's businesses operate and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: changes in economic conditions generally or in any of the markets or industries in which IAC's businesses operate, changes in senior management at IAC and/or its businesses, changes in the advertising market, changes in relationships with its paid listings supplier, as well as third party distribution channels, advertisers and other suppliers, technological changes, regulatory changes, failure to comply with existing laws, the ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services and the ability of IAC to expand successfully in international markets. Certain of these and other risks and uncertainties are discussed below. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward looking statements.

Risk Factors

        IAC's business, financial condition and results of operations are subject to certain risks that are described below. The risks and uncertainties described below are not the only ones facing IAC and its businesses. Additional risks and uncertainties not presently known or not currently deemed to be material may also impair IAC's business, financial condition and results of operations.

Management—IAC depends on its key personnel.

        The future success of IAC will depend upon its continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of its senior management, particularly Barry Diller, the Chairman and CEO of IAC, being especially critical to IAC's success. If Mr. Diller no longer serves in, or serves in some lesser capacity than, his current role, IAC's business, financial condition and results of operations, as well as the market price of IAC's securities, could be adversely affected. Competition for well qualified employees across IAC's various businesses is intense, and IAC's continued ability to compete effectively depends, in part, upon its ability to attract new employees. While IAC has established programs to attract new employees and provide incentives for and retain existing employees, particularly its senior management, IAC cannot assure you that it will be able to attract new employees or retain the services of Mr. Diller, other members of senior management or any other key employees in the future. Mr. Diller does not have an employment agreement with IAC, though he owns approximately 4.3 million shares of IAC common stock, and holds unvested options to purchase approximately 1.8 million shares of IAC common stock, all of which vest in June 2010 and expire in June 2015.

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

Third Party Relationships—IAC depends on arrangements with its paid listings supplier, as well as relationships with third party distribution channels, advertisers and other suppliers, and any adverse changes in these relationships could adversely affect IAC's business, financial condition and results of operations.

        The success of IAC depends on its ability to maintain existing arrangements with its paid listings supplier, as well as the ability of its Media & Advertising businesses to maintain existing and build new relationships with third party distribution channels, advertisers and other suppliers, among other arrangements and relationships. Any adverse changes in these arrangements and relationships could adversely affect IAC's business, financial condition and results of operations. The substantial majority of IAC's advertising revenues, which represent a significant portion of IAC's consolidated revenues, is attributable to a paid listing supply agreement with Google that expires on December 31, 2012. Pursuant to this agreement, paid listings appear on search results generated on Ask's proprietary websites and, to a limited extent, the websites of certain of our distribution partners in response to keywords selected by advertisers with which Google has entered into contracts. While Google has limited termination rights, if it were to terminate the paid listing supply agreement, the business, financial condition and results of operations of IAC would be adversely affected.

        The success of our Media & Advertising businesses and IAC also depends, in large part, on the ability of our Media & Advertising businesses to secure, maintain and grow relationships with third party distribution partners and advertisers. To do so, these businesses must be able to continue to deliver quality traffic and clicks, in other words, traffic and clicks that adequately convert into revenue for advertisers and distribution partners. Our Media & Advertising businesses rely, in part, on distribution partners with whom they generally enter into short-term contracts with auto-renewal provisions to generate traffic to their websites. A significant decrease in the number of distribution partners would decrease the scope of our distribution generally, and the inability of distribution partners to maintain and grow levels of quality traffic would adversely impact the quality of traffic and clicks ultimately delivered to advertisers, either or both of which could adversely affect our Media & Advertising businesses and IAC. The failure of our Media & Advertising businesses to retain existing, or attract new, distribution partners, as well as generate traffic to their websites, could adversely affect the business, financial condition and results of operations of IAC.

        ServiceMagic's success depends, in significant part, on its ability to secure, maintain and grow relationships with quality home service professionals that provide a wide range of home services in multiple geographic areas. ServiceMagic does not enter into contracts with home service professionals, a significant number of which are sole proprietorships and small businesses, which are particularly sensitive to economic downturns, constrained liquidity and decreases in consumer spending. As a result, ServiceMagic's network of home service professionals may experience turnover from time to time, which if significant or recurring over a prolonged basis, could result in increased costs and adversely impact the quality of services ultimately provided and the ability to match service requests with home service professionals on a timely and consistent basis. The failure of ServiceMagic to secure, maintain and grow relationships with a sufficient number of quality home service professionals could adversely affect the business, financial condition and results of operations of IAC.

Adverse Events and Trends—General economic events or trends could harm IAC's business, financial condition and results of operations.

        IAC businesses in general are sensitive to national, regional and local trends or events that are outside of IAC's control. General and prolonged economic downturns, decreases in consumer spending (particularly discretionary spending) and borrowing, constrained liquidity, recessionary conditions and other unfavorable events or trends could adversely affect IAC's business, financial condition and results of operations.

        The substantial majority of the revenues of the Media & Advertising segment and a significant portion of IAC's revenues are attributable to advertising. Advertising spending has historically been cyclical in nature, reflecting overall economic conditions, as well as budgeting and buying patterns. Moreover, advertisers generally, especially small and local businesses, are particularly sensitive to general economic downturns, decreases in consumer spending and changes in consumer preferences, which generally result in decreased advertising expenditures. These events could also result in a decrease in the number of advertisers and distribution partners that do business with us or a decrease in the rates that we may charge for advertising due to decreased demand for these services. In addition, the number of paid listings and advertisements that our Media & Advertising businesses deliver depends on the acceptance of new, and the continued and increased acceptance of our existing, advertising models, which could be adversely affected by the introduction of new advertising models by competitors. Lastly, technologies have been developed, and are likely to continue to be developed, that can block the display of paid listings and advertisements. This technology could reduce the number of paid listings and advertisements that our Media & Advertising businesses can deliver, which could adversely affect the results of IAC.

        Match is sensitive to general economic and business conditions generally, particularly to decreases in discretionary spending and changes in consumer preferences. ServiceMagic's results may be impacted by general economic and business conditions, particularly in instances where these conditions have an adverse impact on housing and consumer spending. Decreases in home values and discretionary spending result in fewer requests for higher margin, non-essential home repair and improvement requests, which could adversely affect the business, financial condition and results of operations of IAC.

Marketing—The failure of IAC businesses to attract and retain customers in a cost-effective manner could adversely affect IAC's business, financial condition and results of operations.

        The long-term success of IAC depends on the continued ability of its businesses to attract new visitors to their respective websites, convert these visitors into core users or customers and capture repeat business from existing core users and customers. All of these initiatives involve the expenditure of considerable money and resources for online and offline advertising and marketing, infrastructure and other related efforts. IAC businesses have made, and over the short term expect to continue to make, significant expenditures in connection with these initiatives, which may not be successful or cost-effective. In the case of IAC businesses with affiliate programs, if the number of customers being driven to their websites through affiliate programs were to decrease significantly, sales and marketing costs would increase over the long-term given that these programs are generally more cost-effective than traditional advertising and marketing efforts. The failure of IAC businesses to attract and acquire new, and retain existing, core users and customers in a cost-effective manner could adversely affect IAC's business, financial condition and results of operations.

        One of the most cost-effective efforts employed by IAC to attract and acquire new, and retain existing, customers is a form of search engine marketing commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well in search engine results. Search engines frequently update and change the logic that determines the placement and display of results of user searches, such that the algorithmic placement of links, as well as purchased links (i.e., through the purchase of relevant keywords), to websites can be adversely affected. The failure of IAC to successfully manage SEO efforts across its businesses, including the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms and search query trends, could result in a substantial decrease of free traffic to the websites of IAC's various businesses, which would be costly to replace or if not replaced, as well as adversely impact our ability to optimize the benefit of purchased links, all of which would result in substantial decreases in traffic, conversion rates and repeat business, any or all of which would adversely affect IAC's business, financial condition and results of operations.

Third Party Activities—We may be adversely impacted by syndication partners that engage in activities that violate our syndication guidelines.

        Some third parties seek to incorporate the search results generated by certain of our Media & Advertising businesses into other content on their websites. These businesses enter into syndication agreements with these third parties to deliver, or "syndicate," algorithmic search results and paid listings to results pages controlled by those third parties, in accordance with applicable guidelines set forth in the relevant agreements. From time to time, we may discover that certain of our syndication partners or their affiliates are obtaining search traffic or displaying paid listings in a manner that does not adhere to our syndication guidelines, some of which we are required to maintain and enforce pursuant to the terms of our paid listing supply agreement with Google. Although we regularly monitor the activities of our syndication partners to promote compliance with all applicable guidelines, it is not possible to monitor the activities of all of those partners all of the time. The failure to detect activities of syndication partners that display paid listings in a manner contrary to applicable guidelines could subject us to third party or governmental claims or investigations. Moreover, repeated instances of such activities within specified time frames could, depending on the facts and circumstances, result in a breach of our paid listing supply agreement with Google, which, if not cured, could give Google the right to terminate the paid listing supply agreement. If Google were to terminate the paid listing supply agreement, the business, financial condition and results of operations of our Media & Advertising segment and IAC would be adversely affected.

Changing User and Customer Requirements and Industry Standards—IAC businesses may not be able to adapt quickly enough to changing user and customer requirements and industry standards.

        The e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements, and changing user and customer requirements and preferences. IAC businesses may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and user and customer requirements and preferences, and their failure to do so could adversely affect user and customer experiences and reduce traffic driven to our various websites, which would adversely affect the business, financial condition and results of operations of IAC. For example, to extent that we are unable to continue to update existing and create new toolbars that resonate with consumers or if consumers become increasingly suspicious of the effect that downloadable applications may have on their personal computer systems and search experience, users that have previously installed our toolbars may cease using these toolbars and the number of new users that install toolbars may decrease, which could adversely impact IAC's business, financial condition and results of operations.

        Moreover, the continued widespread adoption of new internet or telecommunications technologies and devices or other technological changes could require IAC businesses to modify or adapt their respective services or infrastructures. For example, the number of individuals who access the internet through devices other than a personal computer has increased dramatically. The lower resolution, functionality and memory associated with these devices could make the use of services provided by IAC businesses through these devices difficult, and alternative services developed for these devices may not be compelling to users. IAC businesses have limited experience to date in operating versions of their respective services developed or optimized for users of alternative devices and it is difficult to predict the problems that they may encounter in doing so. The modification or adaptation of the services or infrastructures of IAC businesses in response to these developments, as well as to the adoption of other new technologies or technological changes, could require substantial expenditures. The failure of IAC businesses to modify or adapt their respective services or infrastructures in response to these trends could result in the loss of market share and/or render their existing websites, services and proprietary technologies obsolete, which could adversely affect IAC's business, financial condition and results of operations.

Internet Usage and Online Migration—IAC's future success depends upon the continued and widespread use and acceptance of the internet as a medium for commerce, particularly for advertising.

        IAC's future success depends on the continued and widespread use and acceptance of the internet as a medium for commerce, particularly for advertising. A number of factors may inhibit internet use and acceptance by consumers generally, including general privacy and security concerns regarding their personally identifiable information and activities that diminish their user experience (such as spyware, viruses and spam, among other activities). Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. To the extent that advertisers may find online advertising to be less effective than traditional media at promoting their products or services, they may reduce or eliminate online advertising expenditures. Acceptance of online advertising will depend, in significant part, on the perceived effectiveness of medium, the continued growth of commercial usage of the internet and the extent to which software programs that limit or prevent advertising from being displayed on a user's computer become accepted practice. Furthermore, IAC businesses with international operations in certain jurisdictions could be adversely affected if the adoption of the internet as a medium for commerce does not continue to grow, or grows at significantly lower rates than expected, in certain jurisdictions or the internet infrastructure in these jurisdictions does not expand quickly enough to meet increased levels of demand. If advertiser and consumer use and acceptance and growth of online commerce do not continue to increase, IAC's business, financial condition and results of operations could be adversely affected.

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

Compliance—The failure of IAC businesses to comply with existing laws, rules and regulations could adversely affect IAC's business, financial condition and results of operations.

        The failure of IAC businesses to comply with existing laws, rules and regulations, or to obtain required licenses or rights, could adversely affect IAC's business, financial condition and results of operations. IAC businesses are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the U.S. and abroad that can change at any time, are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad which could lead to threatened or actual claims under both U.S. and foreign law for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users and our products and services.

        In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

        Any failure on our part to comply with these laws and regulations may subject us to additional liabilities, which could have an adverse effect on our business, financial condition and results of operations.

Changing Laws, Rules and Regulations—Changing laws, rules and regulations and legal uncertainties could adversely affect IAC's business, financial condition and results of operations.

        Unfavorable changes in existing, or the promulgation of new, laws, rules and regulations applicable to IAC and its businesses, including those relating to the internet, online commerce, the regulation of adware and other downloadable applications, broadband and telephony services, consumer protection, including requirements for criminal background checks for subscribers to online dating services, child protection, including restrictions on the type of materials that can be distributed and requested from minors, privacy and sales, use, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject IAC to additional liabilities, which could adversely affect its business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet, online commerce, broadband and telephony services, which may relate to carriage and distribution of online content over broadband networks, liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services.

        Broadband network operators are no longer subject to common carrier regulations, which prohibit the discriminatory operation of communications networks. Broadband network discrimination involves the interference by broadband network operators with customer access to, and the distribution of content and provision of services over, the internet, all of which involve the access and use of their networks. Interference with customer access to the internet could result in the loss of existing users and customers and impair the ability of IAC's various businesses to attract new users and customers. In addition, if broadband network operators were to charge third parties for distribution and carriage over their networks, this would result in increased costs for IAC's various businesses, which could adversely affect IAC's business, financial condition and results of operations. The U.S. Congress is currently considering legislation to prohibit broadband network discrimination.

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

        In the processing of search queries and consumer transactions, IAC's various businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the respective privacy and data security policies maintained by each IAC business. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. There are currently pending several bills in the U.S. Congress, which if passed could result in more onerous requirements regarding the manner in which certain personally identifiable information and other user data will need to be stored and managed. IAC businesses could be adversely affected if legislation or regulations are expanded to require changes in their business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect their business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, IAC businesses may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. The failure of IAC and/or any of its businesses, and/or their various third party vendors and service providers, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from trying the products and services of these businesses and/or result in fines and/or proceedings against IAC and/or its businesses by governmental agencies and/or consumers, one or all of which could adversely affect IAC's business, financial condition and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock during the quarter ended September 30, 2008. As of that date, 22,419,246 shares of common stock remained available for repurchase under the Company's previously announced October 2006 repurchase authorization (as adjusted to give effect to the reverse stock split effected on August 20, 2008). The Company may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook

Item 4.    Submission of Matters to a Vote of Security Holders

        On August 1, 2008, IAC's annual meeting of stockholders (the "2008 Annual Meeting") was held. Stockholders present in person or by proxy, representing 228,959,814 shares of IAC common stock (entitled to one vote per share) and 25,599,998 shares of IAC Class B common stock (entitled to ten votes per share), voted on the following matters:

        1.     Election of Directors—stockholders elected the following eleven directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

        Elected by holders of IAC common stock voting as a separate class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Donald R. Keough	223,024,362	5,935,452
Bryan Lourd	223,129,999	5,829,815
Alan G. Spoon	185,626,372	43,333,442

        Elected by holders of IAC common stock and IAC Class B common stock, voting together as a single class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Edgar Bronfman, Jr.	394,395,856	90,563,938
Barry Diller	393,710,676	91,249,118
Victor A. Kaufman	392,973,517	91,986,277
John C. Malone	398,641,710	86,318,084
Arthur C. Martinez	471,461,922	13,497,872
Steven Rattner	479,136,341	5,823,453
Diane Von Furstenberg	396,953,387	88,006,407
Michael P. Zeisser	435,507,312	49,452,482

        2.     The Preferred Stock Merger Proposal—stockholders approved a merger agreement to facilitate the merger of a wholly-owned subsidiary of IAC with and into IAC, in connection with which each share of Series B preferred stock was converted into the right to receive an amount in cash equal to $27.77, plus accrued and unpaid dividends through the effective date of the merger (the "Preferred Stock Merger Proposal"). The affirmative vote of the holders of a majority of the outstanding voting power of the shares of IAC capital stock voting together was required to approve the Preferred Stock Merger Proposal. Stockholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker Non Votes
384,613,270	81,044,654	1,289,991	18,011,879

        3.     The Reverse Stock Split Proposal—stockholders approved an amendment to IAC's Restated Certificate of Incorporation to effect a one-for-two reverse stock split of IAC common stock and Class B common stock in connection with the Spin-Off (the "Reverse Stock Split Proposal"). The affirmative vote of the holders of a majority of the outstanding voting power of the shares of IAC capital stock voting together was required to approve the Reverse Stock Split Proposal. Stockholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker Non Votes
376,926,479	88,755,123	1,266,313	18,011,879

        4.     The 2008 Stock and Annual Incentive Plan Proposal—stockholders approved the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan. The affirmative vote of the holders of a majority of the voting power of the shares of IAC capital stock present in person or represented by proxy at the 2008 Annual Meeting voting together was required to approve the 2008 Stock and Annual Incentive Plan Proposal. Stockholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker Non Votes
367,884,223	97,647,337	1,416,355	18,011,879

        5.     The Auditor Ratification Proposal—stockholders ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the year ended December 31, 2008. The affirmative vote of the holders of a majority of the voting power of the shares of IAC capital stock present in person or represented by proxy at the 2008 Annual Meeting voting together was required to ratify this appointment. Stockholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
482,775,905	959,708	1,224,181

        No stockholder(s) representing any of the 758 shares of IAC Series B Preferred Stock (entitled to two votes per share) outstanding as of June 17, 2008, the record date for the 2008 Annual Meeting, were present in person or by proxy at the 2008 Annual Meeting.

Item 6.    Exhibits

Exhibit Number		Description	Location
3.1		Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2		Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3		Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2008.
4.1
		Supplemental Indenture, dated as of August 7, 2008, between IAC/InterActiveCorp (formerly known as USA Interactive), a Delaware Corporation, and The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as Trustee.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 13, 2008.
10.1		Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.2		Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.3		Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.4		Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5		IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.	Incorporated by reference to Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
31.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit Number		Description	Location
31.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	††	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	††	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

†
Filed herewith.

††
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2008

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	November 10, 2008

QuickLinks

PART I—FINANCIAL STATEMENTS
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
IAC/INTERACTIVECORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
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