Form 10-K
period 2008-12-31
IAC/INTERACTIVECORP
filed 2009-03-02
CIK 891103

Use these links to rapidly review the document

As filed with the Securities and Exchange Commission on March 2, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

Commission File No. 0-20570

IAC/INTERACTIVECORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2712887 (I.R.S. Employer Identification No.)
555 West 18th Street, New York, New York (Address of Registrant's principal executive offices)	10011 (Zip Code)

(212) 314-7300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001	The Nasdaq Stock Market LLC (Nasdaq Select Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of January 30, 2009, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	128,147,467
Class B Common Stock	12,799,999

Total	140,947,466

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2008 was $3,601,156,029. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

         Portions of the Registrant's proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business

OVERVIEW

Who We Are

        IAC operates leading and diversified internet businesses in the United States and various jurisdictions abroad... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. The results of operations of IAC's various businesses are reported within the following segments: Media & Advertising, Match, ServiceMagic and Emerging Businesses.

        For information regarding the results of operations of our reporting segments, as well as their respective contributions to IAC's consolidated results of operations, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 24 and "Item 8—Consolidated Financial Statements and Supplementary Data" beginning on page 50.

        Unless otherwise indicated, all references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

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

        In February 2002, the Company acquired a controlling stake in Expedia.com. In May 2002, after contributing its entertainment assets to Vivendi Universal Entertainment LLLP, or VUE, a joint venture then controlled by Vivendi, the Company changed its name to USA Interactive. In September 2002, the Company acquired Interval International. In 2003, the Company acquired the minority interests in its former public subsidiaries, Expedia.com, Hotels.com and Ticketmaster, and acquired a number of other companies, including Entertainment Publications, Inc. ("EPI"), LendingTree and Hotwire. The Company changed its name to InterActiveCorp in June 2003 and to IAC/InterActiveCorp in July 2004.

        On August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments into an independent public company. In this report, we refer to this transaction as the "Expedia spin-off" and to the company that holds the travel and travel-related businesses formerly held by IAC as "Expedia". Immediately prior to the Expedia spin-off, IAC effected a one-for-two reverse stock split. IAC also completed the following transactions in 2005: the acquisition of IAC Search & Media (formerly known as Ask Jeeves, Inc.), the results of operations of which are now reported within our Media & Advertising segment (July 2005), a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE (June 2005) and the acquisition of Cornerstone Brands, Inc. ("Cornerstone Brands") (April 2005).

        In November 2006, IAC sold PRC, LLC, its Teleservices subsidiary. In June 2007, the Company sold its German TV and internet retailer, HSE Germany. In June 2008, the Company sold EPI and on

August 20, 2008, IAC completed its previously announced plan to separate into five publicly traded companies:

  •
  IAC, which includes:

  •
  the businesses comprising its Media & Advertising segment;

  •
  the Match and ServiceMagic segments;

  •
  the businesses comprising its Emerging Businesses segment, including Shoebuy and ReserveAmerica, which were previously included in the former Retailing and Ticketmaster segments, respectively;

  •
  and certain investments in unconsolidated affiliates.

  •
  HSN, Inc. ("HSNi"), which then included HSN TV, HSN.com and the Cornerstone Brands portfolio of catalogs, websites and retail locations;

  •
  Interval Leisure Group, Inc. ("ILG"), which then included the businesses that comprised the former Interval segment;

  •
  Ticketmaster, which then included Ticketmaster's primary domestic and international operations, as well as certain investments in unconsolidated affiliates; and

  •
  Tree.com, Inc. ("Tree.com"), which then included the businesses that comprised the former Lending and Real Estate segments.

        We refer to this transaction as the "Spin-Off". Immediately following the Spin-Off, IAC effected a one-for-two reverse stock split.

        For additional information concerning certain of these transactions, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Consolidated Financial Statements and Supplementary Data—Note 16".

EQUITY OWNERSHIP AND VOTING CONTROL

        As of January 30, 2009, Liberty Media Corporation, through its subsidiaries, owned approximately 19.7% of IAC's outstanding common stock and 100% of IAC's outstanding Class B common stock. Assuming conversion of all of the outstanding shares of Class B common stock to common stock, as of January 30, 2009, Liberty would have owned approximately 27.0% of IAC's outstanding common stock.

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

        As of January 30, 2009, Mr. Diller (through his own holdings and holdings of Liberty over which Mr. Diller has voting control pursuant to the amended and restated stockholders agreement) controlled approximately 64.8% of the outstanding total voting power of IAC. As of January 30, 2009, there were 128,147,467 shares of IAC common stock and 12,799,999 shares of IAC Class B common stock outstanding. Total voting power is based on one vote for each share of IAC common stock and ten votes for each share of Class B common stock.

 DESCRIPTION OF IAC BUSINESSES

Media & Advertising

        Our Media & Advertising segment consists primarily of our search business, which includes Ask.com and other destination search websites through which we provide search and related advertising services, and toolbars and applications through which we promote and distribute these services, Citysearch, a leading online local city guide, and Evite, an online social planning website.

  Search Business

        Overview.    Search services generally involve the generation and display of a set of hyperlinks to websites, together with a brief summary of information regarding these websites, deemed relevant to search queries entered by users. We provide search services to users who visit our Ask.com and other destination search websites and portals directly, through toolbars that we distribute to users directly, through toolbars and search boxes that we distribute to users through third parties and through the syndication of our search results. Substantially all of the revenue of our search business and Media & Advertising are derived from the display of paid listings and other advertising in connection with the provision of search services.

        Display of Paid Listings and Other Advertising.    In addition to algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages in response to search queries that contain advertiser-selected keywords. A paid listing is a short textual unit containing a link to the website of an advertiser that purchased the relevant keyword(s). The advertiser generally pays a fixed fee every time a user clicks on the paid listing.

        A substantial majority of the paid listings we display are supplied to us by Google pursuant to a paid listing supply agreement with Google that expires on December 31, 2012. Pursuant to this agreement, we transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to us for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from our algorithmic search results and are identified as "sponsored" listings on search results pages. To a lesser extent, we also syndicate Google paid listings through third parties with whom we enter into syndication agreements. See "Item 1A—Risk Factors—We depend upon arrangements with Google and any adverse changes in this relationship could adversely affect our business, financial condition and results of operations."

        We also sell paid listings directly to advertisers through Ask Sponsored Listings (ASL). Paid listings purchased through ASL are displayed on the approximately 100 online properties and services affiliated with ASL's distribution network, including IAC properties. Lastly, we also sell display advertising on our portals and other IAC properties through IAC Advertising Solutions.

        Toolbars and Applications.    Through Mindspark Interactive Network, Inc., we develop, market and distribute a variety of downloadable toolbars and applications through which users can access our search services, as well as creatively and visually express themselves and interact online, which we generally refer to as our FunWebProducts toolbars. Our toolbars, which we offer free of charge, generally consist of a search box that we power (in whole or in part), plus a suite of additional features. The search box enables users to run search queries directly from their web browser and through the suite of features, users can personalize their online activities and otherwise make them more expressive and fun. These features include, among other applications: Smiley Central, through which users can add emoticons to e-mails and instant messages, Webfetti, through which users can personalize their pages on various social networking websites and Zwinky, through which users can create avatars to express their persona on the web and design and update profile pages to share with friends. Zwinky also provides users with access to Zwinktopia, a virtual world where avatars created by users can interact through chat and other features, as well as purchase virtual items with virtual currency online.

        Portals.    We also operate the following portals, through which we provide search and additional services: www.MyWay.com, which is free from banner, pop-up and rich-media ads and through which we provide e-mail services, www.Excite.com, a content-rich portal that aggregates news, sports, weather and entertainment content and www.iWon.com, which offers an extensive variety of casual games and sweepstakes.

        Revenues.    Substantially all of the revenues of our search business and the Media & Advertising segment are derived from advertising, with the substantial majority of these revenues attributable to our paid listing supply agreement with Google. When a user submits a search query through our search services and clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and makes a related revenue share payment to us, which we either retain in its entirety or share with third parties. In some cases, Google does not charge advertisers unless our user, after clicking on the ad, also takes certain actions on the advertiser's website. To a lesser extent, we also generate revenues from the sale of paid listings directly to advertisers on a cost-per-click basis through ASL, as well as from the sale of display advertising on a fixed fee per impression basis through IAC Advertising Solutions.

        Competition.    We compete with a wide variety of parties in connection with our efforts to attract search engine users, distribute downloadable toolbars and applications, attract third parties to distribute our toolbars and search boxes and attract advertisers, including: Google, Yahoo!, MSN and other destination search websites and search-centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers, social networks, online advertising networks and traditional media companies.

        Moreover, some of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases, and/or significantly greater financial, technical, and marketing resources than we do. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their products and services, which could result in greater market acceptance of their products and services relative to those offered by us.

        We believe that our ability to compete successfully in the search business will depend primarily upon the following factors:

  •
  the relevance and authority of our search results and other content; and

  •
  the functionality of our various websites and the quality of related content and features, as well as the attractiveness of our services generally to consumers relative to those of our competitors.

        In the case of relevance and authority of our search results, our current strategy is to deliver more relevant search results than our competitors to users within certain niche communities or with passionate interests in select vertical search categories through the customized tailoring of our search results. In the case of the functionality of our various websites and the quality of related content and features, we seek to differentiate ourselves from other search service providers through the following features:

  •
  Smart Answers—for certain queries, such as for well-known persons, places or things, in addition to the display of algorithmic search results and paid listings, related substantive information is displayed at the top of the search results page;

  •
  Dedicated Search Channels—in addition to traditional, general internet searches, users may conduct searches on separate channels dedicated to news, images, videos, maps, entertainment and other categories of activities and interests;

  •
  Related and Suggested Search—users entering search queries are simultaneously presented with a list of suggested search queries and related search topics; and

  •
  Ask Eraser—users who enter search queries on our Ask.com destination search websites may elect to activate this feature, which deletes from our servers search queries and related "cookie" and other information used to track internet activity.

  Citysearch

        Overview.    Citysearch is a leading online local city guide that provides consumer users with local content on merchants and other arts and entertainment categories for cities in the U.S., including original and/or locally-produced information about a given city's arts and entertainment events, bars and restaurants, recreational and community activities and other businesses (such as shopping and professional services).

        Merchants that advertise through Citysearch establish a profile page which contains customized content regarding their businesses, coupled with ratings and reviews posted by Citysearch users, Citysearch-generated editorial content and related features, such as links to maps and directions. We provide users with access to our online directory of profile pages and related merchant, user and editorial-content and features free of charge. To access this information online, users must first go to Citysearch.com directly and select a city and/or neighborhood, after which they can search for merchant information through keyword and category-specific queries or otherwise browse our website. This information may also be accessed online by way of clicking on links or ads appearing on search engine results pages or third party websites. After accessing a listing online, users can post a review and rating of the related business, as well as forward the information to a mobile device.

        Merchant Advertising.    We provide primarily local advertising services through several online advertising models. We sell the substantial majority of our advertising through our Pay-For-Performance model, pursuant to which merchants pay a fixed fee each time their Citysearch profile page is (and in some cases, links to additional merchant information displayed on this page are) viewed, related content appearing on third party websites is viewed or a user calls a metered number to reach their businesses. In addition to displaying Pay-For-Performance advertising on Citysearch.com, we have entered into distribution agreements with third parties to display our Pay-For-Performance advertising on a network of third party websites and to display advertising sold directly to advertisers by third parties on our website.

        Marketing.    We market our services to users primarily through search engines. We market our products and services to local merchants and other advertisers primarily through in-house and outside local sales forces in major metropolitan areas within the United States, as well as through our online self-enrollment model.

        Revenues.    Revenues are generated primarily through the sale of advertising, predominantly local, Pay-For-Performance advertising, directly to merchants. When Pay-for-Performance advertising is displayed on a third party website pursuant to a distribution agreement, we share the related revenues with the third party website. Revenues are also generated through (i) the sale by us of local merchant and national display advertising on a per impression and fixed fee basis and (ii) our display of advertising sold by third parties directly to advertisers, in connection with which we receive a revenue share.

        Competition.    The markets for local content, local services and local advertising are highly competitive and diverse. While we primarily compete with online and offline local and national directories, we currently face increasing competition from traditional media companies that are increasingly transitioning their local and national content online. We also compete with online and offline providers of local content, search engines and other site aggregation companies, as well as telecommunications and cable companies, internet service providers and niche competitors that focus on a specific category or geography and compete with specific content offerings that we provide.

Match

  Overview

        Through the brands and businesses within our Match segment, we are a leading provider of subscription-based online personals services in the United States and various jurisdictions abroad. We provide these services through leading websites that we own and operate in forty countries, fifteen languages and six continents, as well as through a network of affiliated websites in various jurisdictions in Europe, Asia, the United States and Latin America and our recently launched mobile application in the United States. As of December 31, 2008, we collectively provided online personals services to over 1.3 million subscribers. In February 2009, Match.com and Meetic, a leading European online dating company based in France, entered into an agreement for Meetic to acquire the European operations of Match.com in exchange for a 27% interest in Meetic and a €5 million note.

  Products and Services

        We primarily provide services through branded websites that we own and operate, including Match.com, Chemistry.com, uDate.com, NetClub.com and related brands. These websites, all of which provide single adults with a private and convenient environment for meeting other singles, generally provide online personal services to registered members and subscribers. Registered members (or those who establish a username and password) may post a profile on these websites, as well as use any related searching and matching tools free of charge. Subscribers (or those who establish a username and password and pay a subscription fee) may, in addition to these services, initiate, review or respond to e-mails from other subscribers.

        Our subscription programs start with a single-month term, with discounts for longer term subscriptions, and primarily renew automatically unless terminated by subscribers. Subscribers in the United States may also access our services via mobile phone through our matchMobile application for an additional fee.

  Marketing

        We market our products and services through a wide variety of traditional offline and online marketing. Our online marketing activities consist primarily of the purchase of banner and other display advertising, targeted e-mail campaigns and, to a lesser extent, search engine marketing. Our offline marketing activities consist of a wide variety of traditional marketing and business development activities, including television, print, radio and outdoor advertising and related public relations efforts.

        In addition, in an effort to further increase and diversify our subscriber base generally and target discrete segments of the single population in a cost-efficient manner, we enter into strategic alliances with third parties, the most significant of which is with MSN. Pursuant to these arrangements, we generally agree to use our proprietary Match.com technology platform to power, and third parties agree to advertise and promote, online personals services through third party and co-branded websites. Third parties earn a commission on each paid subscription sold into our Match.com service through their websites (in other words, when visitors from the third party web site subscribe to a Match.com website).

Some strategic alliances are exclusive and some, but not all, contain renewal provisions. We also utilize a network of online affiliates that refer subscribers to us for a fixed fee.

  Revenues

        Our revenues are derived from subscription fees for our online personals services and related products and online advertising.

  Competition

        The personals business is very competitive and highly fragmented in the United States and abroad and barriers to entry are minimal. We compete primarily with numerous online and offline broad-based personals, dating and matchmaking services (both free and paid), some of which operate nationwide and some of which operate locally, the personals sections of newspapers and magazines, other conventional media companies that provide personals services and traditional offline venues where singles meet. We also compete with numerous online and offline personals, dating and matchmaking services that cater to specific demographic groups, as well as internet portals, social networking websites and specialty-focused media companies that provide services online and offline in the various markets in which we provide services.

        We believe that our ability to compete successfully will depend primarily upon the following factors:

  •
  the size and diversity of our registered member and subscriber bases relative to those of our competitors;

  •
  the functionality of our websites and the attractiveness of their features and our services generally to consumers relative to those of our competitors;

  •
  how quickly we can enhance our existing technology and services and/or develop new features, products and services in response to:

  •
  new, emerging and rapidly changing technologies;

  •
  the introduction of product and service offerings by our competitors;

  •
  evolving industry standards; and

  •
  changes in consumer requirements and trends in the single community relative to our competitors; and

  •
  our ability to engage in cost-effective marketing efforts, including by way of maintaining relationships with third parties with which we have entered into strategic alliances and other arrangements, and the recognition and strength of our various brands relative to those of our competitors.

ServiceMagic

  Overview

        ServiceMagic is a leading online marketplace that connects consumers, by way of various patented and patent-pending proprietary technologies, with home service professionals that are pre-screened and generally customer-rated. When consumers submit a home service request through the ServiceMagic marketplace, ServiceMagic generally matches them with up to four members from its network of home service professionals, which as of December 31, 2008, consisted of more than 56,000 home service professionals providing services in more than 500 categories, ranging from simple home repairs to complete home building and home remodeling projects.

  Services

        Through our Market Match service, we generally match consumers with up to four home service professionals from our network based upon service requests that specify the type of home services desired and the consumer's zip code. Home service professionals can elect to be matched directly with consumers through our patent-pending Exact Match service, pursuant to which we optimize the placement of our home service professional profiles in a wide range of marketing vehicles, including the results of local and other search engines and online and offline directories. Our Exact Match service provides a way for home service professionals to get broad exposure for their businesses without having to pay significant up-front fees, build and maintain their own destination websites or develop online marketing expertise. Consumers can also be matched to a home service professional by way of 1800Contractor.com, an online directory of our network of home service professionals that we own and operate. Consumers that click on results from a search on this site are ultimately matched to a home service professional by way of our Exact Match service or, if a match cannot be made through this service, by way of our Market Match service.

        In all cases, if a match is made through our services, consumers are under no obligation to work with the home service professional referred by ServiceMagic. In addition, if we are unable to match a consumer with a home service professional from our network, we may provide the consumer with contact information concerning home service professionals outside of our network.

        In addition to our matching services, consumers may also access our online library of home services-related resources, which includes articles about home improvement, repair and maintenance and tools to assist consumers with the research, planning and management of their home services projects, and general advice for working with home service professionals.

  Marketing

        We market our services to consumers primarily through search engine marketing, as well as through affiliate agreements with third parties. Pursuant to these agreements, third parties agree to advertise and promote our services on their websites and we agree to pay them a fixed fee when visitors from their websites click through to our website (on a cost-per-click basis) or submit a valid service request through our website (on a cost-per-acquisition basis). We also market our services to consumers through the purchase of paid listings displayed in yellow page directories, portals and contextual home improvement related sites and, to a lesser extent, through traditional offline advertising and, in certain markets, a branded print directory of home service professionals. We market our services to home service professionals through our sales force, which obtains information concerning home service professionals through a variety of sources. We also promote online enrollment in our network through search engine marketing and affiliate relationships.

  Revenues

        Our revenues are generated from fees paid by members of our network of home service professionals for consumer leads (net of amounts paid to affiliates, where applicable), regardless of whether the home service professional that received the lead ultimately provides the requested service, as well as from one-time fees charged upon enrollment and activation of new home service professionals in our network, and, to a lesser extent, from online advertising. Lead fees vary based upon the home service requested, with fees for leads generated through our Exact Match service being greater than those for leads generated through our Market Match service.

  Competition

        We currently compete with other home service-related lead generation services, as well as with internet directories and local advertising, including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe that our ability to compete successfully will depend primarily upon the following factors:

  •
  the size, diversity and stability of our network of home service professionals and the quality of services provided by these professionals;

  •
  our continued ability to deliver consumer leads that convert into revenues for our network of home service professionals in a cost-effective manner; and

  •
  the functionality of our websites and the attractiveness of their features and our services generally to consumers and home service professionals, as well as our ability to introduce new products and services that resonate with consumers and home service professionals.

Emerging Businesses

        Our Emerging Businesses segment currently consists primarily of Shoebuy and Pronto, as well as Gifts.com, Connected Ventures, InstantAction.com, VeryShortList.com, RushmoreDrive.com, Life123.com and The Daily Beast, among other early stage businesses that provide online content and/or services. Shoebuy, a leading internet retailer of footwear and related apparel and accessories, generally acts as an agent in connection with the purchase of merchandise through its various websites, passing purchases made by customers through its various websites on to the relevant vendors for fulfillment and shipping. Pronto owns and operates Pronto.com, a leading comparison search engine, through which consumers can search and compare prices for a wide range of merchandise offered by online retailers. In many instances, Pronto.com has entered into agreements with these merchants to prominently display their products in response to consumer searches. In exchange, these merchants agree to pay a fee when Pronto.com users click through to merchant websites.

Employees

        As of December 31, 2008, IAC and its subsidiaries employed approximately 3,200 employees, most of which were full-time employees. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.

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

        Code of Ethics.    The Company's code of ethics, which applies to all employees, including all executive officers and senior financial officers (including IAC's CFO and Controller), and directors, is posted on the Company's website at www.iac.com/newiaccodeofethics.pdf. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for IAC's executive officers, directors or senior financial officers, will also be disclosed on IAC's website.

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

Risk Factors

Mr. Diller currently controls IAC. If Mr. Diller ceases to control IAC, Liberty Media Corporation may effectively control IAC.

        Subject to the terms of an amended and restated stockholders agreement between Mr. Diller and Liberty, Mr. Diller has an irrevocable proxy to vote shares of IAC common stock and IAC Class B common stock held by Liberty. Accordingly, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of IAC stockholders (other than with respect to the election by the holders of IAC common stock of 25% of the members of IAC's Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller's permanent departure from IAC, the irrevocable proxy terminates and, depending upon the capitalization of IAC at such time, Liberty may effectively control the voting power of the capital stock of IAC through its ownership of IAC common stock and IAC Class B common stock.

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

We depend on our key personnel.

        Our future success will depend upon the continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of senior management, particularly Barry Diller, the Chairman and CEO of IAC, being especially critical to our success. If Mr. Diller no longer serves in, or serves in some lesser capacity than, his current role, our business, financial condition and results of operations, as well as the market price of IAC securities, could be adversely affected. Competition for well qualified employees across IAC and its various businesses is intense, and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives for and retain existing employees, particularly senior management, we cannot assure you that we will be able to attract new employees or retain the services of Mr. Diller, other members of senior management or any other key employees in the future. Mr. Diller does not have an employment agreement with IAC, though he owns approximately 4.3 million shares of IAC common stock, and holds unvested options to purchase approximately 1.8 million shares of IAC common stock, all of which vest in June 2010 and expire in June 2015.

We depend upon arrangements with Google and any adverse changes in this relationship could adversely affect our business, financial condition and results of operations.

        A substantial portion of our consolidated revenue is attributable to a paid listing supply agreement with Google that expires on December 31, 2012. Pursuant to this agreement, Google sells paid listings directly to advertisers, which we in turn display and syndicate in response to user search queries that contain keywords selected and purchased by advertisers through Google. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us. The amount of revenue we receive from Google depends upon a number of factors outside of our control including the amount Google charges for advertisements and the efficiency of Google's system in attracting advertisers and serving up relevant ads in response to queries. In addition, our revenue will be impacted by the effectiveness (in terms of ultimately generating revenue for Google's advertisers) of clicks from users of our search services. If Google's performance were to deteriorate for any reason or if our traffic fails to generate revenue for Google's advertisers, revenues we receive from Google pursuant to the paid listing supply agreement would decrease, which would have an adverse effect on our business, financial condition and results of operations.

        Our paid listing supply agreement requires that we establish guidelines to govern certain activities of certain third parties to whom we syndicate paid listings, specifically, the manner in which these parties drive search traffic to their websites and display Google paid listings within search results. Noncompliance with these requirements could, if not cured, result in the imposition of additional restrictions on our ability to syndicate paid listings and would give Google the right to terminate the paid listing supply agreement. The termination of the paid listing supply agreement by Google or the failure of Google to perform its obligations under the agreement would have a material adverse effect on our business, financial condition and results of operations. If this were to occur, we may not be able to find another suitable alternate paid listings provider (or if so, the terms of the agreements and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.

General economic events or trends that reduce advertising spending could harm our business, financial condition and results of operations.

        A substantial portion of our consolidated revenue is attributable to advertising. Accordingly, we are particularly sensitive to events and trends that result in decreased advertising expenditures. Advertising expenditures have historically been cyclical in nature, reflecting overall economic conditions and budgeting and buying patterns, as well as levels of consumer confidence and discretionary spending.

Small and local businesses with which we do business are particularly sensitive to these events and trends, given that they are not as well situated to weather the current economic environment as their larger competitors, which are generally better capitalized and have greater access to credit. The continuing deterioration in economic conditions generally has caused, and we expect that it may continue to cause, decreases and/or delays in advertising expenditures and decreases in queries likely to generate revenue, one or both of which would reduce our revenues and adversely affect our business, financial condition and results of operations.

Our success depends upon the continued growth and acceptance of online advertising, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the internet.

        Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with traditional media, including television, radio and print, in addition to a multitude of websites with high levels of traffic, for a share of available advertising expenditures. We believe that the continued growth and acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models, the continued growth in commercial use of the internet (particularly abroad), the extent to which software programs that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, would have an adverse effect on our business, financial conditions and results of operations.

The failure to continue to drive and increase visitors to our various websites and convert these visitors into users and customers could adversely affect our business, financial condition and results of operations.

        We engage in a variety of activities designed to attract traffic to our various websites and convert these visitors into repeat users and customers. How successful we are in these efforts depends, in part, upon our continued ability to enter into agreements with third parties to drive traffic to our various websites, as well as to develop and introduce new services and products that resonate with users and customers generally. We may not be able to adapt quickly and/or cost effectively to frequent changes in user and customer requirements, which can be difficult to predict. Any such failure to do so could adversely affect user and customer experiences and reduce traffic driven to our various websites, which would adversely affect our business, financial condition and results of operations.

        In the case of our search business, in an effort to increase traffic we have entered into, and expect to continue to enter into, agreements to distribute our toolbars and search boxes through third parties. These agreements are generally not exclusive, are for a short term, are terminable by either party given notice and may not be renewed upon expiration. Moreover, in the case of toolbars generally, even with third party agreements in place, we may not be able to maintain and continue to grow our active toolbar installed base. To do so we must continue to update existing and create new toolbars that resonate with users and we must effectively market and promote these toolbars.

        Our inability to enter into new (or renew existing) agreements to distribute our toolbars and search boxes through third parties, maintain and grow our active toolbar base or otherwise develop new products and services in response to changing user and customer preferences would result in a decrease in traffic to our search websites, and in turn related decreases in queries and related advertising revenue, which could have an adverse effect on our business, financial condition and results of operations.

        Even if we succeed in driving traffic to our search websites, we may not be able to convert this traffic or otherwise retain users, which requires us to continue to improve the search experience for users through the improvement of search relevance and speed and the development of services responsive to user needs and preferences. Our failure to do so could result in decreases in our user base and related queries and advertising revenue, which would have an adverse effect on our business, financial condition and results of operations.

        In the case of our online personals business, we are currently a party to a number of strategic alliances with third parties, the most significant of which is with MSN. If these arrangements are not renewed upon their expiration and we fail to replace this traffic in a cost-effective manner or otherwise replace related revenue, our business, financial condition and results of operations could be adversely effected. In addition, users of online personal services are fragmenting across the internet to websites that provide free online personal services, as well as social networking websites. If this fragmentation continues and increases, we may need to develop products and technologies with features that compliment or otherwise work with those offered through these websites, which could be costly, as well as enter into related strategic alliances in an effort to continue to drive and convert traffic to our websites.

        In the case of our online home services businesses, our ability to drive traffic to our websites also depends, in part, on the nature and number of the home services professionals in our service provider network. While home service professionals are required to agree that they will operate in accordance with our terms and conditions, we do not enter into long term contracts with home service professionals. In addition, a significant number of our home service professionals are sole proprietorships and small businesses, which are particularly sensitive to economic downturns, constrained liquidity and decreases in consumer spending. As a result, our network of home service professionals may experience turnover from time to time, which if significant or recurring over a prolonged basis, could result in lower conversion rates, increased costs and an adverse impact on the quality of services ultimately provided generally, all of which could adversely affect our business, financial condition and results of operations.

        As discussed below, these traffic building and conversion initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new services, products and enhancements, infrastructure and other related efforts.

The failure to drive and increase visitors to our various websites in a cost-effective manner could adversely affect our business, financial condition and results of operations.

        Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords) and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective. We generally also enter, and expect to continue to enter, into affiliate agreements with third parties in an effort to increase traffic and conversion. Affiliates generally promote our services on their websites and we pay a fixed fee when visitors to these websites click though to our websites. Affiliate agreements are generally not exclusive, are for a short term, are terminable by either party given notice and may not be renewed upon expiration. If the amount of traffic being driven to our websites through our affiliate arrangements, which are generally more cost effective than traditional marketing efforts, were to decrease significantly, sales and marketing costs as a percentage of revenue would increase over the long-term.

        One of the most cost-effective efforts we employ to attract and acquire new, and retain existing, members and customers is commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well in search engine results. Search engines frequently update and change the logic that determines the placement and display of results of user searches. The failure to successfully manage SEO efforts across our businesses, including the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms, search query trends and related efforts by providers of search services designed to ensure the display of unique offerings in search results, could result in a substantial decrease in traffic to our various websites, which would result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which would adversely affect our business, financial condition and results of operations. Our failure to respond successfully to the changes effected by providers of search services described above could also negatively affect the placement of paid listings that appear in response to keywords that we purchase, which would adversely affect our paid search engine marketing efforts and our business, financial condition and results of operations.

        The failure to attract and acquire new, and retain existing, traffic, users and customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

We may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses we acquire may incur significant losses from operations or experience impairment of carrying value.

        We have made numerous acquisitions in the past and our future growth may depend, in part, on acquisitions. We may experience operational and financial risks in connection with acquisitions. To the extent that we continue to grow through acquisitions, we will need to:

  •
  successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with our existing operations and systems;

  •
  retain or hire senior management and other key personnel at acquired businesses; and

  •
  successfully manage acquisition-related strain on the management, operations and financial resources of IAC and/or acquired businesses.

        We may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and the assumption of contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any these events could have an adverse effect on our business, financial condition and results of operations.

We may not be able to adapt quickly enough to changing industry standards.

        The e-commerce industry is characterized by evolving industry standards, coupled with frequent and related new service and product introductions and enhancements. The development of new service and product introductions and enhancements in response to evolving industry standards requires significant time and resources and we may not be able to adapt quickly enough and/or in a cost-effective manner to these changes and our failure to do so could adversely affect our business, financial condition and results of operations.

        The continued widespread adoption of new internet or telecommunications technologies and devices or other technological changes could require us to modify or adapt our services or infrastructures and our failure to do so could render our existing websites, services and proprietary technologies obsolete, which could adversely affect our business, financial condition and results of operations. For example, the number of individuals who access the internet through devices other than a personal computer has increased dramatically. The lower resolution, functionality and memory associated with these devices could make the use of services we provide through these devices difficult and we have limited experience in operating alternative services for these devices, which may not be compelling to users. Furthermore, existing agreements across our business may need to be amended to cover the provision of our services through these technologies and devices, which the counterparties may be unwilling to do.

        In addition, our failure to successfully modify our toolbars in a cost-effective manner in response to the introduction and adoption of new technologies and applications that adversely impact our ability to generate "search assistant" revenues could adversely effect our business, financial condition and results of operations. Once installed, our toolbars typically generate revenues by, among other things, acting as "search assistants" for users that receive "DNS," "404" and other errors in response to search queries, as well as users who conduct searches through the address bar of their web browsers. In the case of these search queries, our toolbars direct users to the desired website or offer a set of suggestions intended to satisfy the deemed intent of the original search queries. Recently, other providers of search services and third parties that drive traffic to their websites have introduced new technologies and applications that are either not compatible with (or otherwise interfere with) the search assistant function embedded within our toolbars.

We operate in certain international markets in which we have limited experience, and as a result, face additional risks. We may not be able to successfully expand into new, or further into existing, international markets.

        We currently operate in a limited number of jurisdictions abroad and may continue to expand our international presence. In order for our products and services in these jurisdictions to achieve widespread acceptance, commercial use and acceptance of the internet must continue to grow, which growth may occur at slower rates than those experienced in the U.S. Moreover, we must continue to successfully tailor our services to the unique customs and cultures of these jurisdictions, which can be difficult and costly and the failure to do so could slow our international growth.

        Operating abroad, where we have limited experience, exposes us to additional risks, including difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems and infrastructures, staffing foreign operations and exchange rate fluctuations. Our success in international markets will also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms, given that we could encounter significant barriers to entry in connection with expansion efforts outside of these arrangements.

A variety of new and existing U.S. and foreign laws could subject us to claims or otherwise harm our business.

        We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users.

        In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

        Any failure on our part to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations.

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        In the processing of search queries and consumer transactions, we receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the respective privacy and data security policies maintained by our various businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

        There are currently pending several bills in the U.S. Congress, which if passed could result in more onerous requirements regarding the manner in which certain personally identifiable information and other user data will need to be stored and managed. We could be adversely affected if legislation or regulations are expanded to require changes in our practices or privacy policies of our various businesses or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

        As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by these businesses. The failure of any of our businesses, or their various third party vendors and service providers, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could adversely affect our business, financial condition and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property, as critical to our success. We also rely heavily upon software codes, informational databases and other components that make up our various products and services.

        We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, no assurances can be given that third parties will not independently and lawfully develop substantially similar intellectual properties.

        We have generally registered and continue to apply to register, or secure by contract when appropriate, trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of our brand names and limit our ability to control marketing on or through the internet using our various domain names, which could adversely affect our business, financial condition and results of operations.

        Some of our businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. We generally seek to apply for patents or for other appropriate statutory protection when we develop valuable new or improved proprietary technologies or inventions are identified, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, no assurances can be given that any patent application we have filed will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors with similar technology. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar result without infringing upon patents owned by us.

        From time to time, we have been subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Our success depends, in part, on the integrity of our systems and infrastructure. System interruption and the lack of integration and redundancy in our information systems may affect our businesses.

        To succeed, our systems and infrastructure must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or prevent us from providing services, which could adversely affect our business. Moreover, as traffic to our various websites and the related number of users and customers increase and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructure and technologies generally to facilitate this growth. If we do not do so or if we experience inefficiencies and/or operational failures in connection with current or future upgrades, third parties with which we do business may not be able to access our services on a intermittent or prolonged basis and the quality of experience that users and customers encounter with our products and services generally could diminish. Moreover, even if we do not encounter any inefficiencies or operational failures in connection with upgrades, third parties with which we do business may not make the related changes to their systems, infrastructure and technology needed in order to access our services on a timely basis, if at all. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

        We also rely on third party computer systems, data centers, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate and process certain transactions with customers. Any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide services and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to users and customers. While we have backup systems for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

        In particular, our destination search websites may be adversely affected by fraudulent, surreptitious or other unwanted computer programs and applications that make changes to users' computers and interfere with overall experience of our services, such as by hijacking queries to the these websites or altering or replacing search results generated. This type of interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with us. These disruptive programs and applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent efforts to block or remove them. In addition, downloadable toolbars through which we provide search services are also subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in users' computer or in our systems and networks. No assurances can be given that our efforts to combat these malicious applications will be successful and/or that our products and services will not have (or will not be perceived to have) vulnerabilities in this regard.

        If any of these adverse events were to occur, it could damage our reputation and result in the loss of current and potential users and customers, which could have an adverse effect on our business, financial condition and results of operations and otherwise be costly to remedy.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        IAC believes that the facilities for its management and operations are generally adequate for its current and near-term future needs. IAC's facilities, most of which are leased by IAC's businesses in various cities and locations in the United States and jurisdictions abroad, generally consist of executive and administrative offices, operations centers, data centers and sales offices.

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

        On July 5, 2005, the plaintiffs in the related shareholder suits filed a consolidated shareholder derivative complaint. The defendants were IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its former Expedia travel business. The complaint, which was based upon factual allegations similar to those in the securities class action, purported to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act, and contribution and indemnification. The complaint sought an order voiding the election of the Company's then current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution, and disgorgement of remuneration received by the individual defendants from the Company.

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

        On April 24, 2007, the plaintiffs in the shareholder derivative suits filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the district court's order of dismissal. On consent of the parties, the appeal has been withdrawn from active consideration by the court of appeals. In addition, the plaintiffs have stipulated that they will abandon their appeal if the district court dismisses with prejudice the second amended complaint in the securities class action (described below).

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of any of the Company's security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Stockholder Matters

        IAC common stock is quoted on The Nasdaq Stock Market, or "NASDAQ", under the ticker symbol "IACI". There is no established public trading market for IAC Class B common stock. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share for IAC common stock as reported on NASDAQ. High and low sales prices per share of IAC common stock have been adjusted to reflect the impact of the one-for-two reverse stock split of IAC's common stock and the Spin-Off, both of which were completed following the close of trading on August 20, 2008.

        The adjusted stock prices were determined by multiplying historical prices (pre-adjustment) by 0.43636 and multiplying the product by two to give effect to the reverse stock split effected immediately following the completion of the Spin-Off. The factor applied to historical prices (0.43636) is equal to (i) $7.68, which is equal to $17.60 (the closing price of IAC common stock in the regular way market on August 20, 2008) less $9.92 (the combined value of HSNi, ILG, Ticketmaster and Tree.com), divided by (ii) $17.60. The combined value of the spun-off entities is equal to (i) one-fifth of the respective closing prices of each of HSNi, ILG and Ticketmaster ($12.61, $14.12 and $21.64) plus (ii) one-thirtieth of the closing price of Tree.com ($7.42), in each case, in the when-issued trading market on August 20, 2008.

	High	Low
Year Ended December 31, 2008
Fourth Quarter	$18.07	$13.27
Third Quarter	17.91	14.71
Second Quarter	21.09	16.32
First Quarter	23.28	16.58
Year Ended December 31, 2007
Fourth Quarter	$29.11	$23.01
Third Quarter	30.49	21.89
Second Quarter	34.09	28.58
First Quarter	35.77	31.46

        As of January 30, 2009, there were approximately 1,900 holders of record of the Company's common stock and the closing price of IAC common stock was $14.70. Because many of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders.

        As of January 30, 2009, there was one holder of record of the Company's Class B common stock. IAC has paid no cash dividends on its common stock or Class B common stock to date and does not anticipate paying cash dividends on its common stock or Class B common stock in the immediate future.

        During the quarter ended December 31, 2008, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock during the quarter ended December 31, 2008. As of that date, 22,419,246 shares (as adjusted to give effect to the reverse stock split completed after the close of trading on August 20, 2008) of common stock remained available for repurchase under the Company's previously announced October 2006 repurchase authorization. The Company may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data

        The following table presents selected historical financial data of IAC for each of the years in the five-year period ended December 31, 2008. This data was derived from IAC's audited consolidated financial statements and reflects the operations and financial position of IAC at the dates and for the periods indicated. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes of IAC included herein.

	Year Ended December 31,
	2008(1)(2)(3)	2007(4)	2006(5)	2005(6)(7)(8)	2004(9)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,445,095	$1,332,582	$1,000,593	$523,493	$254,457
Operating loss	(61,961)	(78,504)	(111,306)	(152,609)	(157,649)
Earnings (loss) from continuing operations	137,029	(4,397)	(26,632)	297,716	31,873
(Loss) income from discontinued operations, net of tax	(293,230)	(139,672)	213,697	571,967	125,046
(Loss) earnings before preferred dividends	(156,201)	(144,069)	187,065	869,683	156,919
Net (loss) earnings available to common shareholders	(156,201)	(144,069)	187,065	861,745	143,866
Basic earnings (loss) per common share from continuing operations available to common shareholders(10)	0.98	(0.03)	(0.17)	1.76	0.11
Diluted earnings (loss) per common share from continuing operations available to common shareholders(10)	0.95	(0.03)	(0.17)	1.65	0.10
Basic (loss) earnings per common share available to common shareholders(10)	(1.12)	(1.01)	1.23	5.23	0.83
Diluted (loss) earnings per common share available to common shareholders(10)	(1.08)	(1.01)	1.23	4.81	0.78
Balance Sheet Data (end of period):
Working capital	$1,900,782	$1,692,004	$1,840,388	$2,384,366	$2,855,286
Total assets	5,250,598	12,590,802	13,243,156	13,938,102	22,403,532
Long-term obligations, net of current maturities	95,844	834,542	837,048	929,654	758,279
Minority interest	22,771	32,880	24,212	1,706	1,655
Shareholders' equity	4,427,536	8,583,662	8,739,474	9,206,879	14,587,822

(1)
On August 20, 2008, the Company completed the Spin-Off of HSNi, ILG, Ticketmaster and Tree.com into separate independent publicly traded companies. The results of HSNi, ILG, Ticketmaster and Tree.com have been presented as discontinued operations for all periods presented.

(2)
(Loss) earnings from discontinued operations, net of tax, includes after-tax impairment charges of $262.1 million and $148.9 million related to the write-down of HSNi's and Tree.com's goodwill and intangible assets, respectively, and an after-tax gain of $22.3 million related to the sale of

  Entertainment Publications, Inc. ("EPI"), IAC's former Entertainment segment. The results of EPI have been presented as discontinued operations for all periods presented.

(3)
Net (loss) earnings available to common shareholders includes after-tax gains of $242.5 million and $18.3 million associated with the Company's sale of its investment in Jupiter Shop Channel Co., Ltd. and its preferred investment in Points International, Ltd. Partially offsetting these gains is an after-tax write-down of $119.0 million related to the Company's investment portfolio, an after-tax loss of $38.3 million arising from the extinguishment of a significant portion of the 7% Senior Notes due 2013 and after-tax Spin-Off expenses of $35.2 million.

(4)
(Loss) earnings from discontinued operations, net of tax, includes after-tax impairment charges of $452.1 million and $44.7 million related to the write-down of Tree.com's and EPI's goodwill and intangible assets, respectively, and an after-tax gain of $31.1 million related to the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), IAC's former Retailing International segment. The results of HSE have been presented as discontinued operations for 2007 and all prior periods presented.

(5)
(Loss) earnings from discontinued operations, net of tax, includes an after-tax impairment charge of $167.9 million related to the write-down of EPI's goodwill and intangible assets and an after-tax gain of $9.6 million related to the sale of PRC, IAC's former Teleservices segment. The results of PRC have been presented as discontinued operations for 2006 and all prior periods presented.

(6)
On August 9, 2005, the Company completed the Spin-Off of Expedia into a separate independent publicly traded company. The results of Expedia have been presented as discontinued operations for 2004 and 2005.

(7)
Includes the results of IAC Search & Media, Inc. (formerly, Ask Jeeves, Inc.) since its acquisition by IAC on July 19, 2005.

(8)
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

(9)
(Loss) earnings from discontinued operations, net of tax, includes an after-tax impairment charge of $175.6 million related to the write-down of PRC's goodwill.

(10)
On August 20, 2008, IAC effected a one-for-two reverse stock split of its common stock and its Class B common stock. Accordingly, all prior period earnings (loss) per common share data and shares outstanding have been adjusted to reflect the one-for-two-reverse stock split.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        On August 20, 2008, IAC completed its previously announced plan to separate into five publicly traded companies:

  •
  IAC, which includes:

  •
  the businesses comprising its Media & Advertising segment;

  •
  the Match and ServiceMagic segments;

  •
  the businesses comprising its Emerging Businesses segment, including Shoebuy and ReserveAmerica, which were previously included in the former Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, Inc. ("HSNi"), which includes HSN TV, HSN.com and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Interval Leisure Group, Inc. ("ILG"), which includes the businesses that comprised the former Interval segment;

  •
  Ticketmaster, which includes its primary domestic and international operations as well as certain investments in unconsolidated affiliates; and

  •
  Tree.com, Inc. ("Tree.com"), which includes the businesses that comprised the former Lending and Real Estate segments.

        We refer to this transaction as the "Spin-Off". Immediately subsequent to the Spin-Off, IAC effected a one-for-two reverse stock split. All share information, unless otherwise noted, has been adjusted to reflect the impact of the reverse stock split but has not been adjusted for the relative values of the spun-off businesses.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

Discontinued Operations

        During 2006, Quiz TV Limited, which was previously reported in IAC's Emerging Businesses segment, ceased operations, PRC, IAC's former Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC's Emerging Businesses segment, was classified as held for sale. During 2007, iBuy's assets were sold and HSNi's German TV and internet retailer, Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), which was previously reported in the International segment of IAC's former Retailing sector, was also sold. During 2008, IAC sold Entertainment Publications, Inc. ("EPI"), which previously comprised IAC's Entertainment segment, and completed the separation of HSNi, ILG, Ticketmaster and Tree.com into separate independent public companies.

Results

        Set forth below are the contributions made by our various segments and corporate expenses to consolidated revenue, operating (loss) income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2008, 2007 and 2006 (Dollars in thousands, rounding differences may occur).

	Years Ended December 31,
	2008	Growth	2007	Growth	2006
Revenue:
Media & Advertising	$778,809	3%	$758,529	39%	$544,229
Match	365,505	5%	348,733	12%	311,227
ServiceMagic	123,914	33%	93,385	47%	63,700
Emerging Businesses	196,589	35%	145,300	70%	85,649
Inter-segment elimination	(19,722)	(48)%	(13,365)	(217)%	(4,212)

Total	$1,445,095	8%	$1,332,582	33%	$1,000,593

	Years Ended December 31,
	2008	Growth	2007	Growth	2006
Operating (Loss) Income:
Media & Advertising	$100,748	237%	$29,899	NM	$(5,986)
Match	75,490	15%	65,780	13%	58,360
ServiceMagic	23,983	36%	17,587	42%	12,411
Emerging Businesses	(55,970)	(162)%	(21,344)	16%	(25,459)
Corporate	(206,212)	(21)%	(170,426)	(13)%	(150,632)

Total	$(61,961)	21%	$(78,504)	29%	$(111,306)

	Years Ended December 31,
	2008	Growth	2007	Growth	2006
Operating Income Before Amortization:
Media & Advertising	$139,603	58%	$88,199	51%	$58,275
Match	91,266	16%	78,367	24%	63,395
ServiceMagic	26,244	26%	20,764	29%	16,151
Emerging Businesses	(35,493)	(348)%	(7,914)	44%	(14,051)
Corporate	(121,522)	(23)%	(98,932)	(12)%	(88,362)

Total	$100,098	24%	$80,484	127%	$35,408

        Refer to Note 12 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to Operating (Loss) Income.

Sources of Revenue

        For the years ended December 31, 2008, 2007 and 2006, Media & Advertising was our largest financial contributor. Our Media & Advertising businesses offer information and services via the internet and are compensated directly and indirectly by advertisers generally based on performance and volume related measures.

        Our Match business offers subscription membership services and our ServiceMagic business is generally compensated on a fee basis by home service providers who participate in our services.

Strategic Partnerships, Advertiser Relationships and Online Advertising Spend

        We market and offer our products and services directly to customers through branded websites and membership programs, allowing our customers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our businesses.

        We pay traffic acquisition costs which consist of revenue share payments to third parties that have distributed our toolbars and/or integrated paid listings into their websites and similar arrangements with third parties who direct traffic to our websites. We also pay to market and distribute our services on third party distribution channels, such as internet portals and search engines. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, that compete with those made available and offered by our businesses.

        The cost of acquiring new customers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases.

        Our various businesses provide supplier partners with important customer acquisition channels and we believe that the ability of our supplier partners to reach a large qualified audience through our services is a significant benefit. While we aim to build and maintain strong relationships with our supplier partners, we may not succeed in these efforts and there is always the risk that certain supplier partners may not make their products and services available to us in the future, including advertisers on the businesses within Media & Advertising.

        The substantial majority of the paid listings on our search properties is provided by Google Inc. ("Google") pursuant to a paid listing supply agreement effective January 1, 2008 which expires December 31, 2012. For the years ended December 31, 2008, 2007 and 2006, revenue earned from this arrangement was $610.8 million, $568.1 million and $379.0 million, respectively. Principally all of this revenue is earned by IAC Search & Media.

International Operations

        We continue to seek to expand the presence of certain of our brands and businesses abroad, particularly in Europe, given the large consumer marketplace for the services and goods that our brands and businesses offer. We believe foreign markets generally exhibit similar characteristics of the U.S. in regards to customer acceptance of an online marketplace. As a percentage of total IAC revenue (which excludes revenue related to discontinued operations), international operations represented approximately 19% in 2008 and 15% in both 2007 and 2006. International revenue grew approximately 35% in 2008 from 2007.

Economic and Other Trends

        Overall adverse economic conditions have affected IAC's businesses, particularly revenues derived from advertising services provided by the businesses in our Media & Advertising segment. This was reflected in decline in query volumes and slowing growth in monetization of queries at Ask and our toolbars business. Moreover, changes we made in the fourth quarter of 2008 to enhance our Ask.com website and make it more efficient for users has led to fewer queries and reduced monetization, as users are finding answers more quickly.

        Going forward, we believe that the current economic environment will continue to adversely impact IAC's results as consumers cut back on discretionary spending, leading to fewer queries likely to generate revenue, and advertisers further pare their budgets. We believe, however, that the enhancements made to the Ask.com website, along with other strategies for growth in our search businesses, will result in increased retention and frequency offsetting, to some extent, the adverse economic impact.

        During 2008, ServiceMagic experienced slowing growth in its higher margin home repair and improvement requests. In early 2009, we continue to see a reduction in the rate of growth of service requests while at the same time marketing costs have increased, thereby adversely affecting margins. It is likely that demand for ServiceMagic's services will continue to be adversely impacted if consumer confidence remains low and consumers delay spending on discretionary home repair and improvement projects. Lastly, while we have not seen any discernible impact from the current economic downturn at Match, a prolonged continuation, or worsening, of the recession could adversely affect this business.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

IAC Consolidated Results

Revenue

        Revenue in 2008 increased 8% or $112.5 million from 2007 primarily as a result of revenue increases of $51.3 million from Emerging Businesses, $30.5 million from ServiceMagic, $20.3 million from Media & Advertising and $16.8 million from Match. The contribution from Emerging Businesses was driven primarily by strong revenue growth at Pronto and Shoebuy. The increase at ServiceMagic reflected a more active service provider network and a 27% increase in service requests driven by increased marketing efforts throughout the year. Also contributing to the increased revenue was strong growth from proprietary search properties at Media & Advertising. Revenue per query on proprietary search properties grew primarily from improved economics associated with the renewed paid listing supply agreement with Google. Partially offsetting this increase in proprietary revenue was a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. The increase at Match was driven by a 5% increase in worldwide subscribers and a 3% increase in average revenue per subscriber.

        Revenue in 2007 increased 33% or $332.0 million primarily as a result of revenue increases of $214.3 million from Media & Advertising, $59.7 million from Emerging Businesses, $37.5 million from Match and $29.7 million from ServiceMagic. The revenue growth from Media & Advertising was driven primarily by an increase in queries from distributed search and paid listings and an increase in both revenue per query and queries at Fun Web Products and Ask. The contribution from Emerging Businesses was driven primarily by strong revenue growth at Shoebuy and Pronto. The revenue increase from Match was driven by an 11% increase in average revenue per subscriber, primarily in North America, and a 1% increase in worldwide subscribers. Revenue growth from ServiceMagic was driven primarily by a 37% increase in customer service requests, improved monetization of service requests and a 9% increase in the number of service providers in the network.

Cost of Sales

	Years Ended December 31,
	2008	% Change		2007	% Change		2006
	(Dollars in thousands)
Cost of sales	$518,192	(7)%		$554,321	50%		$369,080
As a percentage of total revenue	36%	(574	) bp	42%	471	bp	37%
Gross margin	64%	574	bp	58%	(471	) bp	63%

bp = basis points

        Cost of sales consists primarily of traffic acquisition costs, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, the cost of products sold and shipping and handling costs. Traffic acquisition costs consist of revenue share payments to partners that have distributed toolbars and/or integrated paid listings into their websites and similar arrangements with third parties who direct traffic to our websites.

        Cost of sales in 2008 decreased $36.1 million from 2007 primarily due to decreases of $52.2 million from Media & Advertising and $14.6 million from Match, partially offset by increases of $22.1 million from Emerging Businesses and $15.9 million from ServiceMagic. The decrease in cost of sales was primarily due to decreases of $43.7 million and $16.1 million in traffic acquisition costs from Media & Advertising and Match, respectively. Overall traffic acquisition costs from Media & Advertising during the year decreased as a direct result of a decrease in network revenue, partially offset by growth in distribution revenue included as a component of proprietary revenue at IAC Search & Media. As a percentage of revenue, traffic acquisition costs associated with network revenue generated from integrated paid listings are lower than traffic acquisition costs associated with distribution revenue generated from partners who redirect traffic to the Ask.com landing page. The decrease in traffic acquisition costs from Match was due primarily to improved economics from agreements with certain domestic distribution partners. Partially offsetting these decreases was an increase in cost of sales from Emerging Businesses primarily due to an increase of $7.8 million in cost of products sold and $3.2 million in shipping and handling costs at Shoebuy. Cost of sales from Emerging Businesses was further impacted by a write-off of capitalized software, including game development costs, at InstantAction.com, increased costs associated with Gifts.com and costs incurred by various early stage businesses not in the year ago period. Also offsetting the overall decrease in cost of sales was increased traffic acquisition costs from ServiceMagic as it continued to focus its spend on driving higher margin home repair and improvement requests. However, during 2008, ServiceMagic experienced slowing growth in these high margin requests due, in part, to this weak economic environment.

        Cost of sales in 2007 increased $185.2 million from 2006 primarily due to increases of $151.6 million from Media & Advertising and $29.7 million from Emerging Businesses. The increase in cost of sales from Media & Advertising was primarily due to an increase of $138.0 million in traffic acquisition costs which was a direct result from the growth in network revenue at IAC Search & Media. Cost of sales from Emerging Businesses increased primarily due to an increase of $15.6 million in cost of products sold and $4.3 million in shipping and handling costs at Shoebuy.

Selling and marketing expense

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Selling and marketing expense	$433,332	11%	$391,522	21%	$322,520
As a percentage of total revenue	30%	61 bp	29%	(285) bp	32%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions. Advertising and promotional expenditures include online marketing, including fees paid to search engines, and offline marketing, including television, radio and print advertising.

        Selling and marketing expense in 2008 increased $41.8 million from 2007, primarily due to increases of $24.9 million from Emerging Businesses, $12.8 million from Match and $4.6 million from ServiceMagic. The increase in selling and marketing expense from Emerging Businesses is primarily due to an increase of $20.3 million in online marketing from Pronto. Selling and marketing expense from Match increased primarily due to an increase of $11.7 million in advertising and promotional expenditures, including those associated with television advertising and online marketing related to Chemistry.com and various international marketing campaigns. Also contributing to the increase in selling and marketing expense is an increase of $4.9 million in compensation and other employee-related costs from ServiceMagic primarily related to the expansion of its sales force due in part to the opening of a new call center in Kansas City in the second quarter of 2007.

        Selling and marketing expense in 2007 increased $69.0 million from 2006, primarily due to increases of $25.5 million from Media & Advertising, $19.1 million from Match, $16.0 million from Emerging Businesses and $8.2 million from ServiceMagic. The increase in selling and marketing expense from Media & Advertising was primarily due to an increase of $10.6 million in advertising and promotional expenditures related primarily to Ask.com's 2007 ad campaign, as well as an increase of $10.4 million in compensation and other employee-related costs. Advertising and promotional expenditures at Media & Advertising were favorably impacted by the reduction in 2007 marketing expense of $17.4 million, resulting from the net capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred. The increase in compensation and other employee-related costs is due in part to a 34% increase in average headcount from the prior year at Citysearch primarily related to the opening of a new call center in late 2006. Selling and marketing expense from Match increased primarily due to an increase of $22.0 million in advertising and promotional expenditures related to its domestic and international marketing campaigns. Also contributing to the increase in selling and marketing expense is increased expenses at Emerging Businesses primarily due to an increase of $8.9 million in online marketing at Pronto. In addition, selling and marketing expense increased at ServiceMagic primarily due to an increase in compensation and other employee-related costs associated with the expansion of the sales force and increased marketing expenses.

General and administrative expense

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
General and administrative expense	$343,504	26%	$273,551	9%	$250,355
As a percentage of total revenue	24%	324 bp	21%	(449) bp	25%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $70.0 million from 2007 primarily due to increases of $36.7 million from corporate and $26.1 million from Emerging Businesses. The increase from corporate is principally due to an increase of $37.9 million in expenses related to the Spin-Off and an increase of $10.4 million in non-cash compensation expense, partially offset by a decrease of $5.8 million in professional fees, excluding Spin-Off related expenses noted above, a reduction of $3.7 million in insurance reserves due to favorable loss experience and a decrease of $3.5 million in rent expense. The increase in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off. General and administrative expense from Emerging Businesses increased primarily due to the inclusion in the prior year of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture as well as increased operating expenses associated with Connected Ventures, InstantAction.com, RushmoreDrive.com and various early stage businesses not in the year ago period.

        As of December 31, 2008, there was $152.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.9 years.

        General and administrative expense in 2007 increased $23.2 million from 2006 primarily due to increases of $12.8 million from corporate and $10.2 million from ServiceMagic. The increase in general and administrative expense at corporate was primarily due to an increase of $4.8 million in non-cash compensation expense, $4.1 million in expenses related to the Spin-Off and the inclusion of a favorable settlement of a lawsuit in the prior year period. The increase in non-cash compensation expense is primarily due to equity grants issued in 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the IAC Search & Media acquisition as well as the impact of expense relating to equity modifications recorded in the prior year. General and administrative expense from ServiceMagic in 2007 reflects an increase of $7.4 million in compensation and other employee-related costs, due in part, to an increase in headcount of 20%, resulting from growth in the business.

Product development expense

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Product development expense	$65,457	41%	$46,428	23%	$37,687
As a percentage of total revenue	5%	105 bp	3%	(28) bp	4%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of technology at IAC Search & Media, Match and various Emerging Businesses.

        Product development expense in 2008 increased $19.0 million from 2007, primarily due to increases of $5.7 million and $4.5 million in compensation and other employee-related costs from Media & Advertising and Match, respectively. The increases from Media & Advertising and Match are due in part to an approximate 8% and 30% increase in average headcount, respectively, as they continue to upgrade and enhance their technology and products.

        Product development expense in 2007 increased $8.7 million from 2006, primarily due to an increase of $5.7 million in compensation and other employee-related costs at IAC Search & Media in 2007. The increase in compensation and other employee-related costs is primarily due to a 14% increase in headcount.

Depreciation

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Depreciation	$71,051	19%	$59,861	13%	$52,904
As a percentage of total revenue	5%	42 bp	4%	(80) bp	5%

        Depreciation in 2008 and 2007 increased $11.2 million and $7.0 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made during 2007 and 2008 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Operating Income Before Amortization	$100,098	24%	$80,484	127%	$35,408
As a percentage of total revenue	7%	89 bp	6%	250 bp	4%

        Operating Income Before Amortization in 2008 increased $19.6 million from 2007 primarily due to growth of $51.4 million, $12.9 million and $5.5 million from Media & Advertising, Match and ServiceMagic, respectively. These increases in Operating Income Before Amortization were partially offset by decreases of $27.6 million from Emerging Businesses and $22.6 million from corporate.

Contributing favorably to Operating Income Before Amortization is the impact of higher revenue and lower traffic acquisition costs from Media & Advertising. Partially offsetting the increases in Operating Income Before Amortization at certain segments is the favorable impact in the prior year of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture within Emerging Businesses, as well as increased operating expenses associated with various early stage businesses not in the year ago period, InstantAction.com, RushmoreDrive.com and Connected Ventures. Operating Income Before Amortization was further impacted by an increase of $37.9 million in expenses related to the Spin-Off, partially offset by lower non-Spin-Off related professional fees, a reduction in insurance reserves due to favorable loss experience and a decrease in rent expense from corporate.

        Operating Income Before Amortization in 2007 increased $45.1 million from 2006 primarily due to growth of $29.9 million and $15.0 million from Media & Advertising and Match, respectively. Contributing favorably to Operating Income Before Amortization is a benefit of $17.4 million from Media & Advertising resulting from the net capitalization of certain marketing costs that had previously been expensed as incurred as described above in the selling and marketing expense discussion. In addition, Operating Income Before Amortization was further impacted by continued growth and lower operating costs at Match.

Operating loss

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Operating loss	$(61,961)	21%	$(78,504)	29%	$(111,306)
As a percentage of total revenue	(4)%	160 bp	(6)%	523 bp	(11)%

        Operating loss in 2008 decreased $16.5 million from 2007 primarily due to the increase of $19.6 million in Operating Income Before Amortization described above and a decrease of $29.7 million in amortization of non-cash marketing, partially offset by the impairment charges noted below and an increase of $13.0 million in non-cash compensation expense. The decrease in amortization of non-cash marketing is attributable to IAC Search & Media and Shoebuy. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE. The increase in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off.

        In the fourth quarter of 2008, the Company identified and recorded impairment charges related to the write-down of the goodwill and indefinite-lived intangible assets of Connected Ventures, which is included in the Emerging Businesses segment, of $11.6 million and $3.4 million, respectively, and the indefinite-lived intangible assets of the Media & Advertising segment of $9.2 million. The impairment at Connected Ventures resulted from the Company's assessment of its future profitability. The impairment at the Media & Advertising segment primarily resulted from the decline in revenue and profitability in IAC Search & Media's Excite, iWon and MyWay portals businesses. The indefinite-lived intangible asset impairment charges are included in amortization of intangibles in the accompanying consolidated statement of operations. The write-downs were determined by comparing the fair values of the respective reporting unit's goodwill and intangible assets with the carrying amounts. Fair values were determined using an income approach.

        Operating loss in 2007 decreased $32.8 million from 2006 primarily due to the increase of $45.1 million in Operating Income Before Amortization described above and a decrease of $6.5 million in amortization of intangibles, partially offset by an increase of $12.5 million in amortization of non-cash marketing and an increase of $6.2 million in non-cash compensation expense. The increase in non-cash marketing is attributable to Match and IAC Search & Media. The increase in non-cash compensation expense is primarily due to additional equity grants in 2007 and 2006. Operating loss reflects lower amortization of intangibles primarily due to lower amortization expense at Media & Advertising due to certain intangible assets becoming fully amortized.

Other income (expense)

	Years Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Other income (expense):
Interest income	$24,759	(58)%	$58,931	(8)%	$63,752
Interest expense	(32,364)	45%	(59,054)	2%	(57,877)
Equity in income of unconsolidated affiliates	16,640	(26)%	22,352	(29)%	31,327
Gain on sale of long-term investments	381,099	2,186%	16,669	188%	5,781
Other (expense) income	(234,690)	NM	35,516	NM	(7,537)

        Interest income in 2008 decreased $34.2 million from 2007 primarily due to lower average cash and marketable securities balances in 2008, as well as the impact of lower average interest rates due, in part, to a reallocation of investments during the second half of the year into lower yielding treasury and government agency funds. Interest expense in 2008 decreased $26.7 million from 2007 as the amount of outstanding debt decreased year over year due to the extinguishment of $734.2 million of the Company's 7% Senior Notes due 2013 (the "Senior Notes") as described below. The remaining outstanding principal of the Senior Notes at December 31, 2008 is $15.8 million.

        Equity in income of unconsolidated affiliates in 2008 decreased $5.7 million from 2007 primarily due to a $5.5 million impairment charge to write-down an equity method investment to its fair value. The decline in value was determined to be other-than-temporary due to the equity method investee's recent operating losses, negative operating cash flows and the resulting need for changes to the investee's existing business model. The resulting valuation of the investee also reflects the assessment of current market conditions and the investee's ability to successfully restructure. Equity in income of unconsolidated affiliates was further impacted by increased losses associated with various Company investments, including those not in the year ago period, partially offset by higher earnings from its investment in Jupiter Shop Channel Co., Ltd. ("Jupiter Shop"), a Japanese TV shopping company.

        Gain on sale of long-term investments in 2008 represents a gain of $352.0 million on the sale of the Company's investment in Jupiter Shop and a gain of $29.1 million associated with the sale of the Company's preferred investment in Points International, Ltd. ("Points"). On December 8, 2008 the Company sold its 30% equity stake in Jupiter Shop for $493.3 million. Gain on sale of long-term investments in 2007 represents amounts received due to the resolution of certain contingencies related to the sale of our common interests in VUE to NBC Universal on June 7, 2005.

        Other expense in 2008 of $234.7 million is primarily due to the write-downs of $166.7 million and $13.3 million related to the Company's investment in Arcandor AG ("ARO"), and certain other investments, respectively. As part of the consideration for the sale of HSE in June 2007, the Company received approximately 5.5 million shares of ARO stock ("ARO Shares"). During 2008, the Company considered the value of the ARO Shares to be other-than-temporarily impaired and wrote the value of the investment down during both the second and fourth quarters. At December 31, 2008, the Company's investment in ARO totaled €16.9 million or $23.8 million, which is valued at €3.09 per share, the stock's closing price on December 30, 2008. These losses were determined to be other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price.

        Other expense in 2008 also reflects a $63.2 million loss on the extinguishment of $734.2 million of the Senior Notes. On August 20, 2008, IAC purchased for cash $456.7 million of Senior Notes pursuant to its amended tender offer to purchase the outstanding Senior Notes. Concurrent with the tender offer and in connection with the Spin-Off, the Company exchanged an additional $277.4 million in principal amount of the Senior Notes for the debt of ILG.

        Other income in 2007 of $35.5 million was primarily due to gains of $24.1 million and $5.2 million associated with the derivative asset received by the Company in connection with the sale of HSE and the derivatives created in the Expedia spin-off, respectively. Other income also included a gain of $3.1 million on the sale of fixed assets in 2007.

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

        Gain on sale of long-term investments in 2007 represents amounts received related to the sale of our common interests in VUE as described above. Gain on sale of long-term investments in 2006 principally relates to a gain on the sale of our equity investment in BET.

        Equity in income of unconsolidated affiliates in 2007 decreased $9.0 million from 2006 primarily due to a smaller contribution from the Company's investment in Jupiter Shop.

        Other expense in 2006 of $7.5 million was primarily due to a loss of $9.3 million in the amount recognized related to the derivatives created in the Expedia spin-off, partially offset by a $1.3 million gain on foreign exchange.

Income tax provision

        In 2008, the Company recorded an income tax benefit for continuing operations of $37.7 million, despite income from continuing operations. The tax benefit is due to a net reduction in deferred tax liabilities caused by the Spin-Off, foreign tax credits generated by the sale of Jupiter Shop, foreign income taxed at lower rates, and state tax benefits, partially offset by changes in tax reserves, non-deductible costs related to the Spin-Off, and an increase in valuation allowances on deferred tax assets related to other-than-temporary losses related to certain investments. In 2007, the Company recorded an income tax provision for continuing operations of $2.3 million, despite a loss from continuing operations. The tax provision includes interest on tax contingencies, partially offset by benefits from foreign tax credits associated with foreign equity investments, tax exempt income, federal tax credits for increasing research activities and non-taxable gains on derivatives. In 2006, the Company recorded a tax benefit for continuing operations of $48.5 million which represents an effective tax rate of 64%. The 2006 tax rate is higher than the federal statutory rate of 35% due principally to foreign tax credits and the release of deferred tax liabilities associated with a foreign equity investment, net adjustments related to the reconciliation of provision accruals to tax returns and state and local income taxes, partially offset by interest on tax contingencies.

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

        As of December 31, 2008 and 2007, the Company had unrecognized tax benefits of $372.6 million and $245.2 million, respectively. Unrecognized tax benefits for the year ended December 31, 2008 increased by $127.5 million due principally to an unrecognized current year capital loss on the Company's investment in Tree.com prior to the Spin-Off, partially offset by the effective settlement of certain prior year tax positions with the Internal Revenue Service ("IRS") principally relating to the reversal of deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations and discontinued operations for the year ended December 31, 2008 is an $8.4 million expense and a $1.8 million benefit, respectively, net of related deferred taxes of $5.7 million and $0.9 million, respectively, for interest on unrecognized tax benefits. At December 31, 2008 and 2007, the Company has accrued $49.7 million and $40.0 million, respectively, for the payment of interest. There are no material accruals for penalties.

        The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2009. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are Florida, New York and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed in late 2009. In early 2009, the IRS commenced an audit of the Company's tax returns for the years ended December 31, 2004 through 2006. The statute of limitations for these years has been extended and this examination is expected to be completed in 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $15.2 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

        Discontinued operations in the accompanying consolidated statement of operations include HSNi, ILG, Ticketmaster and Tree.com through August 20, 2008, EPI through May 30, 2008, HSE through June 19, 2007, PRC through November 29, 2006 and Quiz TV Limited and iBuy for all periods presented. Results from these discontinued operations, net of tax, in 2008, 2007 and 2006 were losses of $316.5 million, losses of $173.2 million and income of $204.1 million, respectively. The 2008 amount is principally due to the losses of HSNi, Tree.com and EPI, which include pre-tax impairment charges related to goodwill and indefinite-lived intangible assets of $221.5 million and $78.5 million, respectively, for HSNi and $132.5 million and $33.4 million, respectively, for Tree.com. The losses from HSNi, Tree.com and EPI were partially offset by income of Ticketmaster and ILG. The 2007 amount is principally due to the losses of Tree.com and EPI, which include pre-tax impairment charges related to goodwill and intangible assets for Tree.com of $459.5 million and $16.2 million, respectively, and $48.3 million and $8.9 million, respectively, for EPI. The losses from Tree.com and EPI were partially offset by income of Ticketmaster, HSNi and ILG. The 2006 amount is principally due to the income of Ticketmaster, HSNi and ILG, partially offset by losses of EPI, which include pre-tax impairment charges related to goodwill and intangible assets of $189.1 million and $25.4 million, respectively.

        Additionally, the Company recognized after-tax gains in 2008, 2007 and 2006 of $22.3 million, $31.1 million and $9.6 million on the sales of EPI in the second quarter of 2008, HSE in the second quarter of 2007 and PRC in the fourth quarter of 2006, respectively.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

Media & Advertising

        Our Media & Advertising segment consists primarily of our search business, which includes Ask.com and other destination search websites through which we provide search and related advertising services, and toolbars and applications through which we promote and distribute these services, Citysearch, a leading online local city guide, and Evite, an online social planning website.

  For the year ended December 31, 2008 compared to the year ended December 31, 2007

        Revenue grew 3% to $778.8 million, primarily due to improved economics associated with the renewed paid listing supply agreement with Google, which resulted in an increase in revenue per query across most proprietary search properties. Revenue also benefited from an increase in both queries and revenue per query at Ask.com internationally and Fun Web Products. The growth in queries at Ask.com internationally and Fun Web Products was partially offset by declines in queries at Ask.com in the U.S. due, in part, to significantly lower marketing spend in 2008 versus 2007. Offsetting these increases in revenue was a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. Proprietary revenue represented 69.2% of total Media & Advertising revenue during the year versus 55.2% in 2007. The acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008, contributed $10.1 million to revenue in 2008. Citysearch continued to grow users and revenue during the year.

        Operating Income Before Amortization increased 58% to $139.6 million, growing at a faster rate than revenue primarily due to the reduction in the current year of $43.7 million in traffic acquisition costs and a decrease in selling and marketing expense, partially offset by an increase of $5.8 million in product development expense. Overall traffic acquisition costs during the year decreased as a direct result of a decrease in network revenue, partially offset by growth in distribution revenue included as a component of proprietary revenue at IAC Search & Media. As a percentage of revenue, traffic acquisition costs associated with network revenue generated from integrated paid listings are lower than traffic acquisition costs associated with distribution revenue generated from partners who redirect traffic to the Ask.com landing page. Contributing to the decrease in selling and marketing expense is a decrease of $12.9 million in advertising and promotional expenditures partially offset by an increase of $10.3 million in compensation and other employee-related costs. The increase in product development expense is primarily due to an increase of $5.7 million in compensation and other employee-related costs, due in part to recent acquisitions not in the year ago period and an approximate 8% increase in average headcount at IAC Search & Media.

        Operating income increased 237% to $100.7 million, primarily due to the increase in Operating Income Before Amortization described above and a decrease of $28.7 million in amortization of non-cash marketing, partially offset by an increase of $9.3 million in amortization of intangibles. The increase in amortization of intangibles resulted principally from an indefinite-lived intangible asset impairment charge of $9.2 million related to the decline in revenue and profitability of IAC Search & Media's Excite, iWon and MyWay portal businesses.

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue grew 39% to $758.5 million, primarily due to an increase in queries from distributed search and paid listings and an increase in both revenue per query and queries at Fun Web Products and Ask.com. Within IAC Search & Media, network revenue growth outpaced that of proprietary revenue primarily due to an increase in distributed search and paid listings. Proprietary revenue grew on the strength of Fun Web Products and Ask.com.

        Operating Income Before Amortization increased 51% to $88.2 million, primarily due to the revenue growth noted above, as well as a reduction in the current year marketing expense of $17.4 million resulting from the net capitalization and amortization of costs associated with the distribution of toolbars, which began on April 1, 2007. These costs had previously been expensed as incurred (see Note 2 to the consolidated financial statements). The increase in Operating Income Before Amortization was adversely impacted by increases of $21.5 million in selling and marketing expense and $7.1 million in product development expense at IAC Search & Media and an increase of $10.2 million in selling and marketing expense at Citysearch. The increases in selling and marketing expense at IAC Search & Media and Citysearch are primarily due to Ask.com's 2007 ad campaign and the opening of a new Citysearch call center in late 2006. Operating Income Before Amortization also reflects increased cost of sales primarily related to traffic acquisition costs which is a direct result of the growth in network revenue.

        Operating loss decreased $35.9 million to income of $29.9 million, due to the increase in Operating Income Before Amortization described above, as well as a $10.0 million decrease in amortization of intangibles, partially offset by a $4.0 million increase in amortization of non-cash marketing.

Match

  For the year ended December 31, 2008 compared to the year ended December 31, 2007

        Revenue grew 5% to $365.5 million, reflecting a 2% increase in both international subscribers and revenue per subscriber, and 6% and 3% growth in North America subscribers and revenue per subscriber, respectively. The growth in international subscribers was driven by expansion in several markets, most notably the United Kingdom and Japan, partially offset by declines in Spain and Germany. Domestically, Chemistry.com continued to grow subscribers during 2008.

        Operating Income Before Amortization increased 16% to $91.3 million, growing at a faster rate than revenue primarily due to lower traffic acquisition costs as a percentage of revenue due to more favorable economic terms under agreements with certain domestic distribution partners, partially offset by increased marketing spend and increased compensation and other employee-related costs related to product development. In 2008, Match experienced increases in advertising expenses associated with television advertising and online marketing related to Chemistry.com and various international marketing campaigns. The increase in compensation and other employee-related costs related to product development is due in part to an approximate 30% increase in average headcount as the company continues to make improvements to the site's features and functionality.

        Operating income increased 15% to $75.5 million primarily due to the increase in Operating Income Before Amortization discussed above and a decrease in amortization of intangibles, partially offset by an increase of $4.0 million in amortization of non-cash marketing.

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

        Operating Income Before Amortization increased 24% to $78.4 million, growing at a faster rate than revenue primarily due to lower operating costs and lower international traffic acquisition costs as a percentage of revenue.

        Operating income increased 13% to $65.8 million primarily due to the increase in Operating Income Before Amortization discussed above as well as a decrease in amortization of intangibles, partially offset by an $8.2 million increase in amortization of non-cash marketing.

ServiceMagic

  For the year ended December 31, 2008 compared to the year ended December 31, 2007

        Revenue grew 33% to $123.9 million, benefiting from a more active service provider network and a 27% increase in service requests driven by increased marketing efforts. During 2008, ServiceMagic experienced a 29% increase in the number of times service requests are accepted by a service professional.

        Operating Income Before Amortization increased 26% to $26.2 million, primarily due to the increase in revenue noted above, partially offset by increases of $15.9 million in cost of sales, $4.6 million in selling and marketing expense and $3.9 million in general and administrative expense. The increase in costs of sales is primarily driven by increased traffic acquisition costs as ServiceMagic continued to focus its spend on driving higher margin home repair and improvement requests. However, during 2008, ServiceMagic experienced slowing growth in these high margin requests due, in part, to this weak economic environment. Selling and marketing expense reflects increased compensation and other employee-related costs associated with the expansion of the sales force due in part to the opening of a new customer call center in Kansas City in the second quarter of 2007. Contributing to the increase in general and administrative expense are increases of $1.4 million, $0.9 million and $0.8 million in compensation and other employee-related costs, bad debt expense and facilities costs, respectively.

        Operating income increased 36% to $24.0 million, primarily due to the increase in Operating Income Before Amortization discussed above and a decrease of $1.0 million in amortization of intangibles, partially offset by an increase in non-cash compensation expense.

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

Emerging Businesses

        Our Emerging Businesses segment consists primarily of Shoebuy and Pronto, as well as Gifts.com, ReserveAmerica, Connected Ventures, InstantAction.com, VeryShortList.com, RushmoreDrive.com, Life123.com and The Daily Beast, among other early stage businesses that provide online content and/or services.

  For the year ended December 31, 2008 compared to the year ended December 31, 2007

        Revenue grew 35% to $196.6 million reflecting strong growth at Pronto and Shoebuy. The increase in revenue at Pronto is primarily due improvements in customer acquisition and monetization.

        Operating Income Before Amortization loss increased by $27.6 million to a loss of $35.5 million. Losses increased due primarily to the inclusion in the prior year's results of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture, as well as increased operating expenses associated with various early stage businesses not in the year ago period, InstantAction.com, RushmoreDrive.com and Connected Ventures. Partially offsetting the decrease in Operating Income Before Amortization loss is the first full year of profitability at Pronto.

        Operating loss increased by $34.6 million to $56.0 million primarily due to the increased Operating Income Before Amortization loss discussed above and a goodwill and indefinite-lived intangible assets impairment charge of $11.6 million and $3.4 million, respectively, related to Connected Ventures, partially offset by the inclusion in the prior year period of $4.9 million in amortization of non-cash marketing related to Shoebuy and a decrease of non-cash compensation expense. The impairment at Connected Ventures resulted from the Company's assessment of its future profitability.

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Revenue grew 70% to $145.3 million reflecting strong growth at Shoebuy and Pronto.

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

Corporate

  For the year ended December 31, 2008 compared to the year ended December 31, 2007

        Operating Income Before Amortization loss increased 23% to a loss of $121.5 million reflecting an increase of $37.9 million in expenses related to the Spin-Off, partially offset by decreases of $5.8 million in non-Spin-Off related professional fees, a reduction of $3.7 million in insurance reserves due to favorable loss experience and a decrease of $3.5 million in rent expense.

        Operating loss increased 21% to $206.2 million, primarily due to the increase in Operating Income Before Amortization loss discussed above and an increase of $13.2 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off, partially offset by the reversal in 2008 of cumulative expense associated with performance-based RSUs which are not probable of vesting.

  For the year ended December 31, 2007 compared to the year ended December 31, 2006

        Operating Income Before Amortization loss increased 12% to a loss of $98.9 million reflecting $4.1 million in expenses related to the Spin-Off in 2007 and the inclusion of a favorable settlement of a lawsuit in the prior year period.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2008, the Company had $1.7 billion of cash and cash equivalents, $125.6 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in Senior Notes.

        During 2008 and 2007, IAC purchased 3.0 million and 7.8 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $145.6 million and $508.6 million, respectively. In 2006, the Company announced that its Board of Directors authorized the repurchase of up to 30 million shares of IAC common stock of which 22.4 million shares remain at January 30, 2009. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $107.7 million in 2008 compared with net cash used in operating activities attributable to continuing operations of $26.5 million in 2007. The increase of $134.2 million in net cash provided by operating activities reflects lower cash taxes paid of $214.9 million and a decrease in accrued liabilities, partially offset by a decrease in accounts receivable.

        Net cash provided by investing activities attributable to continuing operations in 2008 of $927.4 million includes the proceeds of $549.3 million from the sale of long-term investments, the net cash distribution from the spun-off businesses of $441.7 million, the net proceeds of $186.3 million related to the sales, maturities and purchases of marketable securities and the proceeds of $32.2 million from the sale of discontinued operations, partially offset by acquisitions, net of cash acquired, of $148.6 million, purchases of long-term investments of $67.9 million and capital expenditures of $65.6 million. The purchases of long-term investments primarily includes the Company's equity investment in The HealthCentral Network. The proceeds from the sale of long-term investments relate to the sale of our equity investment in Jupiter Shop and our preferred investment in Points. The proceeds from discontinued operations relate to the sale of EPI. Net cash provided by investing activities attributable to continuing operations in 2007 of $337.4 million includes the net proceeds of $583.4 million related to the purchases, sales and maturities of marketable securities, partially offset by capital expenditures of $112.9 million, acquisitions, net of cash acquired, of $45.9 million, and the net purchases of long-term investments of $104.4 million. During 2007 the Company invested $256.2 million in entities that are accounted for under the equity method. The most significant investment made by the Company was in Front Line Management Group, Inc. ("Front Line"), which included the conversion of a $26.5 million convertible note. On August 9, 2007, the Company sold a portion of its investment in Front Line to the Warner Music Group at the same per share price that the Company paid to acquire its investment in Front Line. In accordance with the terms of the Spin-Off, IAC transferred its equity investment in Front Line, valued at $125.8 million at December 31, 2007, to Ticketmaster.

        Net cash used in financing activities attributable to continuing operations in 2008 of $674.1 million includes the repurchase of Senior Notes of $519.9 million, the purchase of treasury stock of $145.6 million and the issuance of common stock pursuant to stock-based awards, net of withholding taxes, of $10.6 million. Net cash used in financing activities attributable to continuing operations in 2007 of $533.5 million includes the purchase of treasury stock of $542.9 million, the issuance of common stock pursuant to stock-based awards, net of withholding taxes, of $64.2 million and principal payments on long-term obligations of $7.6 million, partially offset by the excess tax benefits from stock-based awards of $75.4 million.

        Net cash used in discontinued operations in 2008 of $178.3 million and net cash provided by discontinued operations in 2007 of $356.5 million relate primarily to the operations of Ticketmaster, HSNi, ILG and Tree.com. The Company does not expect future cash flows associated with existing discontinued operations to be material.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions which could result in the reduction of its cash balance or the incurrence of debt. IAC expects that 2009 capital expenditures will be lower than 2008.

        Warrants to acquire 11.5 million shares of IAC common stock were exercised for aggregate proceeds of $150.9 million from January 1, 2009 through February 4, 2009, the expiration date of the warrants. The strike price of the warrants was $13.09 per share.

        IAC believes that its cash on hand along with its anticipated operating cash flows in 2009 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In Thousands)
Long-term obligations(b)	$208,835	$5,109	$10,218	$25,508	$168,000
Purchase obligations(c)	731	417	314	—	—
Operating leases	298,938	20,797	36,698	28,329	213,114

Total contractual cash obligations	$508,504	$26,323	$47,230	$53,837	$381,114

(a)
At December 31, 2008, the Company has recorded $422.3 million of unrecognized tax benefits which included accrued interest of $49.7 million. This amount includes $244.5 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest.

(c)
The purchase obligations primarily relate to minimum payments due under a telecommunications contract related to data transmission lines.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In Thousands)
Guarantee, letters of credit and surety bonds	$23,071	$7,904	$167	$15,000	$—

*
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under guarantees of debt.

Off-Balance Sheet Arrangements

        Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2008.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At December 31, 2008, there was $15.9 million of NBC Universal Advertising credits available for use.

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

        Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as technology and supplier contracts, are valued and amortized over their estimated lives. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating (loss) income by business and to net earnings available to common shareholders in total for the years ended December 31, 2008, 2007 and 2006, see Note 12 to the consolidated financial statements.

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

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), we review the carrying value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows. This discounted cash flow analysis utilizes an evaluation of historical and forecasted operating results. The determination of discounted cash flows is based upon forecasted operating results that may not occur. The annual assessment for 2008 for those IAC businesses included within continuing operations identified impairment charges for the Connected Ventures and IAC Search & Media reporting units as more fully described above in "Results of Operations for the Years Ended December 31, 2008, 2007 and 2006". The value of goodwill and indefinite-lived intangible assets that is subject to assessment for impairment in accordance with SFAS 142 is $1.9 billion and $337.3 million, respectively, at December 31, 2008.

        Certain reporting units are currently operating in dynamic industry segments. These include IAC Search & Media and InstantAction.com. If actual operating results of these businesses vary significantly from anticipated results, the future impairments of goodwill and/or other intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair value, had the estimated fair value of each of these reporting units been hypothetically lower by 10% as of October 1, 2008, the aggregate book value of goodwill would have exceeded fair value by approximately $140 million at IAC Search & Media and $4 million at InstantAction.com. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2008, the book value of goodwill would have exceeded fair value by approximately $330 million at IAC Search & Media and $8 million at InstantAction.com.

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The determination of cash flows is based upon assumptions that may not occur. The value of long-lived assets that is subject to assessment for impairment in accordance with SFAS No. 144 is $376.4 million at December 31, 2008.

  Marketable Securities

        The Company accounts for marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies and municipalities and foreign sovereignties and investment grade corporate securities. In addition, the Company holds approximately 5.5 million shares of Arcandor AG ("ARO Shares") at December 31, 2008. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.

        The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairment of its investments. Investments are considered to be impaired when a decline in fair value below the cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, an impairment loss is recorded in current earnings and a new cost basis in the investment is established. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of the Company's investment in marketable securities to decline. During 2008, the Company concluded that the decline in price of the ARO Shares was other-than-temporarily impaired and wrote the value of the investment down during both the second and fourth quarters. For the year ending December 31, 2008, the Company recorded a $166.7 million impairment charge that is included in "Other (expense) income" in the accompanying consolidated statement of operations. These losses were determined to be other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price. The carrying value of the ARO Shares is €16.9 million or $23.8 million at December 31, 2008.

  Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company, and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amount of these reserves are based, in part, on historical experience. As of December 31, 2008, the Company's allowance for doubtful accounts is $11.4 million.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 4, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2008, the balance of deferred tax assets, net, is $196.2 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results of the Company that vary significantly from anticipated results. Effective

January 1, 2007, we adopted the provisions of FIN 48. As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

  Stock Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of options issued in 2008 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 2.6%, a dividend yield of zero and volatility factors of 47%, based on the expected market price of IAC common stock based on historical trends and a weighted average expected life of the options of 4.4 years. There were no stock options granted by the Company during the years ended December 31, 2007 and 2006. For stock options issued since 2003, including unvested options assumed in acquisitions, the value of the option is measured at the grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term. The impact on compensation expense for the year ended December 31, 2008, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the outstanding options would be an increase of $0.9 million, $4.5 million, and $2.7 million, respectively. The Company also issues restricted stock units and performance stock units. For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and amortized ratably as non-cash compensation expense over the vesting term. For performance stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation when the performance targets are considered probable of being achieved.

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

        Based on the Company's total debt investment securities as of December 31, 2008, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $1.5 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.7 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Long-term Debt

        At December 31, 2008, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $9.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        The Company has investments in equity securities of publicly traded companies. These investments, as of December 31, 2008, were considered available-for-sale marketable equity securities and are included in "Long-term investments" with the unrealized gains or losses deferred as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. These available-for-sale marketable equity securities are subject to significant fluctuations in fair value due to the volatility of the stock market. During 2008, the Company recorded impairments on available-for-sale marketable equity securities of $172.9 million (including $166.7 million related to the Company's investment in Arcandor AG ("ARO"), as described below). It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        As part of the consideration for the sale of HSE on June 19, 2007, IAC received from ARO approximately 5.5 million shares of ARO stock (the "ARO Shares") valued at €141 million, plus additional consideration in the form of a contingent value right ("CVR"). The CVR has value of up to €54 million within three years from the date of sale. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made. The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income (expense) in the consolidated statement of operations each period. During the year ended December 31, 2008 the change in the fair value of the CVR resulted in a gain of $5.8 million. The ARO stock is an available-for-sale marketable equity security that is accounted for in accordance with SFAS No. 115. During 2008, the Company concluded that the decline in the price of the ARO Shares was other-than-temporarily impaired and wrote the value of the investment down during both the second and fourth quarters. For the year ending December 31, 2008, the Company recorded a $166.7 million impairment charge that is included in "Other (expense) income" in the accompanying consolidated statement of operations. These losses were determined to be other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price. The carrying value of the ARO Shares is €16.9 million or $23.8 million at December 31, 2008.

        Following the Expedia spin-off, a derivative liability was created due to IAC's obligation to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Ask Zero Coupon Convertible Subordinated Notes (the "Convertible Notes"). A derivative asset was also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes. Both the derivative liability and derivative asset was maintained at fair value each reporting period, and the changes in fair values, which were based upon changes in both IAC common stock and Expedia common stock, were recognized in current earnings as a component of other income (expense). During the second quarter of 2008, the Convertible Notes were fully converted and the related derivatives expired. The net fair value adjustments recognized in current earnings during the year ended December 31, 2008 were gains of $0.5 million.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound Sterling. However, the exposure is mitigated since the Company has generally reinvested profits from international operations in order to grow the businesses. As a percentage of total IAC revenue (which excludes revenue related to discontinued operations), international operations represented approximately 19% in 2008 and 15% in both 2007 and 2006. The statements of operations of the Company's international operations are translated into United States dollars at the average exchange rates in each applicable period. To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues and operating income. Similarly, the Company's revenue and operating income will increase for our international operations if the United States dollar weakens against foreign currencies. The Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

        As the Company increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign exchange gains and losses were not material to the Company's earnings in 2008, 2007 and 2006. As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency translation risks because cash flows from international operations were generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency translation risks. The Company's objective in managing its foreign currency risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, on January 1, 2007, IAC/InterActiveCorp adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

New York, New York
February 25, 2009

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,744,994	$1,585,302
Marketable securities	125,592	326,788
Accounts receivable, net of allowance of $11,396 and $8,714, respectively	98,402	116,670
Prepaid expenses and other current assets	217,798	377,443
Current assets of discontinued operations	—	1,020,034

Total current assets	2,186,786	3,426,237
Property and equipment, net	326,961	334,341
Goodwill	1,910,295	1,823,779
Intangible assets, net	386,756	401,915
Long-term investments	120,582	301,023
Other non-current assets	319,218	201,764
Non-current assets of discontinued operations	—	6,101,743

TOTAL ASSETS	$5,250,598	$12,590,802

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$52,833	$41,957
Deferred revenue	50,886	48,110
Current maturities of long-term obligations	—	12,090
Accrued expenses and other current liabilities	182,285	366,769
Current liabilities of discontinued operations	—	1,265,307

Total current liabilities	286,004	1,734,233
Long-term obligations, net of current maturities	95,844	834,542
Income taxes payable	403,043	264,113
Other long-term liabilities	15,400	13,893
Non-current liabilities of discontinued operations	—	1,127,479
Minority interest	22,771	32,880
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value; authorized 100,000,000 shares; 0 and 758 shares issued and outstanding, respectively	—	—
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 210,217,183 and 208,538,800 shares, respectively, and outstanding 127,809,801 and 129,131,418 shares, including 0 and 100,000 shares of restricted stock, respectively	210	209
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	11,112,014	14,744,542
Retained earnings	227,445	567,820
Accumulated other comprehensive income	2,180	39,814
Treasury stock 82,407,382 and 79,407,382 shares, respectively	(6,914,329)	(6,768,739)

Total shareholders' equity	4,427,536	8,583,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,250,598	$12,590,802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Service revenue	$1,337,043	$1,239,192	$944,572
Product revenue	108,052	93,390	56,021

Revenue	1,445,095	1,332,582	1,000,593
Cost of sales—service revenue (exclusive of depreciation shown separately below)	439,008	489,414	327,546
Cost of sales—product revenue (exclusive of depreciation shown separately below)	79,184	64,907	41,534

Gross profit	926,903	778,261	631,513
Selling and marketing expense	433,332	391,522	322,520
General and administrative expense	343,504	273,551	250,355
Product development expense	65,457	46,428	37,687
Amortization of non-cash marketing	20,002	49,670	37,125
Depreciation	71,051	59,861	52,904
Amortization of intangibles	43,918	35,733	42,228
Goodwill impairment	11,600	—	—

Operating loss	(61,961)	(78,504)	(111,306)
Other income (expense):
Interest income	24,759	58,931	63,752
Interest expense	(32,364)	(59,054)	(57,877)
Equity in income of unconsolidated affiliates	16,640	22,352	31,327
Gain on sale of long-term investments	381,099	16,669	5,781
Other (expense) income	(234,690)	35,516	(7,537)

Total other income, net	155,444	74,414	35,446

Earnings (loss) from continuing operations before income taxes and minority interest	93,483	(4,090)	(75,860)
Income tax benefit (provision)	37,697	(2,321)	48,461
Minority interest in losses of consolidated subsidiaries	5,849	2,014	767

Earnings (loss) from continuing operations	137,029	(4,397)	(26,632)
Gain on sale of discontinued operations, net of tax	23,314	33,524	9,579
(Loss) income from discontinued operations, net of tax	(316,544)	(173,196)	204,118

Net (loss) earnings available to common shareholders	$(156,201)	$(144,069)	$187,065

Earnings (loss) per share from continuing operations:
Basic earnings (loss) per share	$0.98	$(0.03)	$(0.17)
Diluted earnings (loss) per share	$0.95	$(0.03)	$(0.17)
Net (loss) earnings per share available to common shareholders:
Basic (loss) earnings per share	$(1.12)	$(1.01)	$1.23
Diluted (loss) earnings per share	$(1.08)	$(1.01)	$1.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

												Note Receivable From Key Executive for Common Stock Issuance
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value
										Accum. Other Comp. Income
								Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2005	$9,206,879	$—	1	$199	199,496	$16	16,157	$14,341,884	$104,127	$26,073	$(5,260,422)	$(4,998)
Comprehensive income:
Net earnings for the year ended December 31, 2006	187,065	—	—	—	—	—	—	—	187,065	—	—	—
Foreign currency translation	45,350	—	—	—	—	—	—	—	—	45,350	—	—
Net gains on derivative contracts	4,319	—	—	—	—	—	—	—	—	4,319	—	—
Unrealized gains on available-for-sale securities, net of tax provision of $327	763	—	—	—	—	—	—	—	—	763	—	—

Comprehensive income	237,497

Non-cash compensation expense	88,174	—	—	—	—	—	—	88,174	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	94,008	—	—	4	3,986	—	—	94,004	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	2,186	—	—	—	—	—	—	2,186	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	92,685	—	—	2	1,761	—	—	92,683	—	—	—	—
Purchase of treasury stock	(999,723)	—	—	—	—	—	—	—	—	—	(999,723)	—
Spin-Off of Expedia to shareholders(a)	17,768	—	—	—	—	—	—	17,768	—	—	—	—

Balance as of December 31, 2006	$8,739,474	$—	1	$205	205,243	$16	16,157	$14,636,699	$291,192	$76,505	$(6,260,145)	$(4,998)
Comprehensive loss:
Net loss for the year ended December 31, 2007	(144,069)	—	—	—	—	—	—	—	(144,069)	—	—	—
Unrealized losses on available-for-sale securities, net of tax benefit of $26,371	(41,564)	—	—	—	—	—	—	—	—	(41,564)	—	—
Foreign currency translation, net of tax provision of $8,750	7,228	—	—	—	—	—	—	—	—	7,228	—	—
Net losses on derivative contracts	(2,355)	—	—	—	—	—	—	—	—	(2,355)	—	—

Comprehensive loss	(180,760)

Non-cash compensation expense	102,300	—	—	—	—	—	—	102,300	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	(72,226)	—	—	4	3,151	—	—	(72,230)	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	77,353	—	—	—	—	—	—	77,353	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	10,052	—	—	—	145	—	—	10,052	—	—	—	—
Purchase of treasury stock	(508,594)	—	—	—	—	—	—	—	—	—	(508,594)	—
Cumulative effect of adoption of FIN 48	420,697	—	—	—	—	—	—	—	420,697	—	—	—
Collection of note receivable from key executive for common stock issuance	4,998	—	—	—	—	—	—	—	—	—	—	4,998
Fair value adjustment for puttable minority interests	(9,632)	—	—	—	—	—	—	(9,632)	—	—	—	—

Balance as of December 31, 2007	$8,583,662	$—	1	$209	208,539	$16	16,157	$14,744,542	$567,820	$39,814	$(6,768,739)	$—
Comprehensive loss:
Net loss for the year ended December 31, 2008	(156,201)	—	—	—	—	—	—	—	(156,201)	—	—	—
Foreign currency translation, net of tax benefit of $8,608	(42,962)	—	—	—	—	—	—	—	—	(42,962)	—	—
Unrealized losses on available-for-sale securities, net of tax provision of $280	(3,263)	—	—	—	—	—	—	—	—	(3,263)	—	—
Unrealized losses recognized into earnings in connection with the impairment of available-for-sale securities, net of tax provision of $28,928	46,058	—	—	—	—	—	—	—	—	46,058	—	—

Comprehensive loss	(156,368)

Non-cash compensation expense	134,052	—	—	—	—	—	—	134,052	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	(20,228)	—	—	1	1,446	—	—	(20,229)	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	(12,225)	—	—	—	—	—	—	(12,225)	—	—	—	—
Redemption of preferred shares	(21)	—	(1)	—	—	—	—	(21)	—	—	—	—
Issuance of common stock upon conversion of convertible notes	10,849	—	—	—	232	—	—	10,849	—	—	—	—
Purchase of treasury stock	(145,590)	—	—	—	—	—	—	—	—	—	(145,590)	—
Spin-off of HSNi, ILG, Ticketmaster and Tree.com to shareholders	(3,971,284)	—	—	—	—	—	—	(3,749,643)	(184,174)	(37,467)	—	—
Fair value adjustment for puttable minority interests	4,689	—	—	—	—	—	—	4,689	—	—	—	—

Balance as of December 31, 2008	$4,427,536	$—	—	$210	210,217	$16	16,157	$11,112,014	$227,445	$2,180	$(6,914,329)	$—

(a)
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

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings available to common shareholders	$(156,201)	$(144,069)	$187,065
Less: loss (income) from discontinued operations, net of tax	293,230	139,672	(213,697)

Earnings (loss) from continuing operations	137,029	(4,397)	(26,632)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Depreciation	71,051	59,861	52,904
Amortization of intangibles	43,918	35,733	42,228
Goodwill impairment	11,600	—	—
Impairment of long-term investments	180,021	—	—
Non-cash compensation expense	86,539	73,585	67,361
Amortization of non-cash marketing	20,002	49,670	37,125
Deferred income taxes	(158,749)	(4,426)	77,086
Equity in income of unconsolidated affiliates	(16,640)	(22,352)	(31,327)
Loss on extinguishment of Senior Notes	63,218	—	—
Gain on sale of long-term investments	(381,099)	(16,669)	(5,781)
Net (increase) decrease in the fair value of the derivatives created in the sale of HSE and the Expedia spin-off	(6,185)	(29,355)	9,133
Minority interest in losses of consolidated subsidiaries	(5,849)	(2,014)	(767)
Changes in current assets and liabilities:
Accounts receivable	7,653	(8,863)	(40,100)
Prepaid expenses and other current assets	(4,957)	(19,033)	(7,014)
Accounts payable and other current liabilities	(80,638)	51,861	34,951
Income taxes payable	119,495	(209,709)	(192,754)
Deferred revenue	6,422	5,148	8,320
Other, net	14,845	14,485	21,133

Net cash provided by (used in) operating activities attributable to continuing operations	107,676	(26,475)	45,866

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(148,631)	(45,894)	(96,339)
Capital expenditures	(65,554)	(112,901)	(144,853)
Proceeds from sales and maturities of marketable securities	356,252	1,367,178	1,397,110
Purchases of marketable securities	(169,958)	(783,783)	(889,678)
Proceeds from sale of long-term investments	549,305	125,592	7,212
Purchases of long-term investments	(67,936)	(229,954)	(28)
Proceeds from sale of discontinued operations	32,246	4,173	267,637
Net cash distribution from spun-off businesses	441,658	—	—
Other, net	42	12,984	(935)

Net cash provided by investing activities attributable to continuing operations	927,424	337,395	540,126

Cash flows from financing activities attributable to continuing operations:
Repurchase of Senior Notes	(519,944)	—	—
Principal payments on long-term obligations	(11)	(7,576)	(715)
Purchase of treasury stock	(145,590)	(542,946)	(983,208)
Issuance of common stock, net of withholding taxes	(10,564)	(64,194)	93,780
Excess tax benefits from stock-based awards	763	75,422	11,189
Collection of note receivable from key executive for common stock issuance	—	4,998	—
Other, net	1,230	779	23,639

Net cash used in financing activities attributable to continuing operations	(674,116)	(533,517)	(855,315)

Total cash provided by (used in) continuing operations	360,984	(222,597)	(269,323)

Net cash provided by operating activities attributable to discontinued operations	266,389	897,233	781,536
Net cash used in investing activities attributable to discontinued operations	(495,130)	(265,546)	(59,039)
Net cash provided by (used in) financing activities attributable to discontinued operations	50,484	(275,204)	(43,940)

Total cash (used in) provided by discontinued operations	(178,257)	356,483	678,557
Effect of exchange rate changes on cash and cash equivalents	(23,035)	23,276	31,826

Net increase in cash and cash equivalents	159,692	157,162	441,060
Cash and cash equivalents at beginning of period	1,585,302	1,428,140	987,080

Cash and cash equivalents at end of period	$1,744,994	$1,585,302	$1,428,140

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

  •
  the Match and ServiceMagic segments;

  •
  the businesses comprising its Emerging Businesses segment, including Shoebuy and ReserveAmerica, which were previously included in the former Retailing and Ticketmaster segments, respectively; and

  •
  certain investments in unconsolidated affiliates.

  •
  HSN, Inc. ("HSNi"), which includes HSN TV, HSN.com and the Cornerstone Brands, Inc. portfolio of catalogs, websites and retail locations;

  •
  Interval Leisure Group, Inc. ("ILG"), which includes the businesses that comprised the former Interval segment;

  •
  Ticketmaster, which includes its primary domestic and international operations as well as certain investments in unconsolidated affiliates; and

  •
  Tree.com, Inc. ("Tree.com"), which includes the businesses that comprised the former Lending and Real Estate segments.

        We refer to this transaction as the "Spin-Off". Immediately subsequent to the Spin-Off, IAC effected a one-for-two reverse stock split. All share information, unless otherwise noted, has been adjusted to reflect the impact of the reverse stock split but has not been adjusted for the relative values of the spun-off businesses.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

Media & Advertising

        Our Media & Advertising segment consists primarily of our search business, which includes Ask.com and other destination search websites through which we provide search and related advertising services, and toolbars and applications through which we promote and distribute these services, Citysearch, a leading online local city guide, and Evite, an online social planning website.

        We provide search services to users who visit our Ask.com and other destination search websites and portals directly, through toolbars that we distribute to users directly, through toolbars and search boxes that we distribute to users through third parties and through the syndication of our search results. Substantially all of the revenue of our search business and Media & Advertising are derived from the display of paid listings and other advertising in connection with the provision of search services.

Match

        Through the brands and businesses within our Match segment, we are a leading provider of subscription-based online personals services in the United States and various jurisdictions abroad. We provide these services through leading websites that we own and operate, as well as through a network of affiliated websites and our recently launched mobile application in the United States.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

ServiceMagic

        ServiceMagic is a leading online marketplace that connects consumers, by way of various patented and patent-pending proprietary technologies, with pre-screened and generally customer-rated home service professionals.

Emerging Businesses

        Our Emerging Businesses segment consists primarily of Shoebuy and Pronto, as well as Gifts.com, ReserveAmerica, Connected Ventures, InstantAction.com, VeryShortList.com, RushmoreDrive.com, Life123.com and The Daily Beast, among other early stage businesses that provide online content and/or services.

Discontinued Operations

        During 2006, Quiz TV Limited, which was previously reported in IAC's Emerging Businesses segment, ceased operations, PRC, IAC's former Teleservices subsidiary, was sold and iBuy, which was also previously reported in IAC's Emerging Businesses segment, was classified as held for sale. During 2007, iBuy's assets were sold and HSNi's German TV and internet retailer, Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), which was previously reported in the International segment of IAC's former Retailing sector, was also sold. During 2008, IAC sold Entertainment Publications, Inc. ("EPI"), which previously comprised IAC's Entertainment segment, and completed the separation of HSNi, ILG, Ticketmaster and Tree.com into separate independent public companies. See Note 16 for additional information related to discontinued operations.

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

        Investments in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. The Company evaluates each cost and equity method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition and the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        The Company recognizes revenue when the criteria set forth under Staff Accounting Bulletin No. 104 "Revenue Recognition" have been met, namely, persuasive evidence of an arrangement exists, services are rendered or merchandise is delivered to customers, the fee or price charged is fixed or determinable and collectability is reasonably assured.

        Deferred revenue is recorded when payments are received in advance of the Company's rendering of services or delivery of merchandise.

Media & Advertising

        Media & Advertising's revenue consists primarily of advertising revenue. Advertising revenue is generated primarily through the display of paid listings in response to search queries, as well as from advertisements appearing on its destination search websites and portals and third party websites and the syndication of search results generated by Ask-branded destination search websites. Citysearch and Evite's revenue is primarily generated through the sale of local and national online advertising. There are several types of internet advertisements, and the way in which advertising revenue is earned varies among them. Depending upon the terms, revenue might be earned every time a user clicks on an ad, every time a graphic ad is displayed, or every time a user clicks-through on the ad and takes a specified action on the destination site. The Company obtains the substantial majority of its paid listings from third-party providers, primarily Google Inc. ("Google"). Paid listings are normally priced on a price per click and when the Company delivers a user's click to a paid listing supplied by Google, Google bills the advertiser and shares a portion of its resulting paid listing fee with the Company. The Company recognizes paid listing revenue from Google as soon as it delivers the user's click. In cases where the user's click is generated by a third party site, the Company continues to recognize the amount due from Google as revenue and records its revenue share payment to the third- party site as traffic acquisition costs.

Match

        Subscription fee revenue is generated from customers who subscribe to online personals services on Match.com, Chemistry.com and Match's other personals websites. Subscription fee revenue is recognized over the terms of the applicable subscriptions, which range from one to twelve months.

ServiceMagic

        ServiceMagic's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a customer lead. ServiceMagic's activation revenue is generated through the enrollment and activation of a new home service professional. The activation revenue is initially deferred and recognized over 36 months, which is the estimated economic life of an in-network home service professional. Deferred activation revenue totaled $3.8 million and $2.9 million at December 31, 2008 and 2007, respectively.

Emerging Businesses

        Shoebuy's revenue consists of merchandise sales, reduced by incentive discounts and sales returns, and is recognized when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. Allowances for returned merchandise are based on historical experience. Shipping and

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

        All other revenue earned by the Emerging Businesses segment is recognized either when the services are rendered or the merchandise is delivered.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments. Domestically, short-term investments are primarily comprised of AAA treasury and government agency money market funds. Internationally, short-term investments are primarily comprised of AAA treasury, government agency and prime money market funds. From time-to-time, short-term investments may also include investment grade securities, including commercial paper, with maturities of less than 91 days from the date of purchase.

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

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amount of these reserves are based, in part, on historical experience.

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

        The Company capitalizes certain internal use software costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Such capitalized costs include external direct costs utilized in developing or obtaining the software and compensation and other employee-related costs for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software amounted to $29.0 million and $21.6 million as of December 31, 2008 and 2007, respectively.

Software Development Costs

        The Company accounts for software development costs, including costs to develop software products or the software component of products to be marketed to external users in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," ("SFAS No. 86"). SFAS No. 86 provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Under the Company's current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. Capitalization of such costs ceases when the software is available for general release to customers. The software development costs that have been capitalized to date are not material.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's reporting units are consistent with its determination of its operating segments. Goodwill is tested for impairment at the reporting unit level. The Company's operating segments, reporting units and reportable segments are as follows:

Operating Segment and Reporting Unit	Reportable Segment
IAC Search & Media	Media & Advertising
Citysearch	Media & Advertising
Match	Match
ServiceMagic	ServiceMagic
ReserveAmerica	Emerging Businesses
Shoebuy	Emerging Businesses
InstantAction.com	Emerging Businesses
Connected Ventures	Emerging Businesses

        See Note 12 for additional information regarding the Company's method of determining operating and reportable segments.

        Certain reporting units are currently operating in dynamic industry segments. These include IAC Search & Media and InstantAction.com. If actual operating results of these businesses vary significantly from anticipated results, the future impairments of goodwill and/or other intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair value, had the estimated fair value of each of these reporting units been hypothetically lower by 10% as of October 1, 2008, the aggregate book value of goodwill would have exceeded fair value by approximately $140 million at IAC Search & Media and $4 million at InstantAction.com. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2008, the book value of goodwill would have exceeded fair value by approximately $330 million at IAC Search & Media and $8 million at InstantAction.com.

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

Derivative Instruments

        In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and foreign exchange rates using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company may use derivative instruments, including interest rate swaps and forward contracts, to hedge certain interest rate and foreign exchange exposures. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively,

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of IAC. IAC does not use derivative financial instruments for speculative purposes. The Company formally designates and documents all of its hedging relationships as either fair value hedges or cash flow hedges, as applicable, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness. IAC applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company records all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the statement of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 13 for a description of derivative instruments.

Traffic Acquisition Costs

        Traffic acquisition costs consist of revenue share payments to partners that have distributed toolbars and/or integrated paid listings into their websites and similar arrangements with third parties who direct traffic to our websites. The Company enters into agreements of varying duration with payments primarily based on a cost per click or a percentage of the Company's revenue multiplied by an agreed-upon price or rate. The Company expenses these payments as a component of cost of sales in the accompanying consolidated statement of operations.

Advertising (excluding Amortization of Non-Cash Marketing)

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, and offline marketing, including television, radio and print advertising. Advertising expense was $297.8 million, $283.4 million and $242.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Amortization of Non-Cash Marketing

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At December 31, 2008 and 2007, there was $15.9 million and $47.0 million, respectively, of

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NBC Universal Advertising credits available for use. These credits expire on September 30, 2009 if not exhausted before then.

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

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income, a separate component of shareholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Foreign currency transaction net gains for the years ended December 31, 2008, 2007 and 2006 were $2.3 million, $1.7 million and $1.3 million, respectively. Transaction gains and losses are included in "Other (expense) income" in the accompanying consolidated statement of operations.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. See Note 11 for a description of the impact of the adoption of SFAS 123R, Staff Accounting Bulletin No. 107 ("SAB 107"), and the Company's stock compensation plans.

Minority Interest

        Minority interest in 2008, 2007 and 2006 primarily represents minority ownership in certain operations included in the Emerging Businesses segment.

        In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. These put and call arrangements become exercisable by the Company and the counter-party at various dates over the next seven years. During 2008, none of these arrangements became exercisable. These put arrangements are exercisable by the counter-party outside the control of the Company and are accounted for in accordance with EITF D-98 "Classification and Measurement of Redeemable Securities." Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal minority interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. At December 31, 2008 and 2007, the Company recorded adjustments of $(4.7) million and $9.6 million, respectively, to (reduce) increase these interests to fair value.

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

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. Cash equivalents and marketable securities are primarily AAA treasury, government agency and prime money market funds and investment grade short to intermediate term securities, respectively. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.

        A significant component of our revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior, including those changes that may result from the current economic downturn, could adversely affect our operating results. A component of IAC's revenue is attributable to a paid listing supply agreement with Google, which was renewed in late 2007 and expires on December 31, 2012. For the years ended December 31, 2008, 2007 and 2006, such revenue was $610.8 million, $568.1 million and $379.0 million, respectively. Principally all of this revenue is earned by IAC Search & Media. Accounts receivable, net of allowances related to this agreement totaled $43.0 million and $49.6 million at December 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. The Company has determined that the adoption of SFAS No. 160, effective January 1, 2009, will not have a material impact on its consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. Accordingly, any business combination the Company consummated prior to January 1, 2009 were recorded and disclosed in accordance with SFAS No. 141. The Company expects SFAS No. 141R to have an impact on its consolidated financial position and results of operations. However, the nature and magnitude of the impact will depend upon the terms and size of the acquisitions the Company consummates on or after January 1, 2009. Two illustrative examples of the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impact of the adoption of SFAS No. 141R follow. Prior to the adoption of SFAS No. 141R, direct costs incurred in connection with a business combination, such as finder's, advisory, accounting, legal, valuation and other professional fees, were capitalized as part of the cost of the acquired business; under SFAS No. 141R these costs will be expensed as incurred. In addition, prior to the adoption of SFAS No. 141R, decreases to deferred tax asset valuation allowances associated with a business combination usually resulted in a decrease to goodwill; under SFAS No. 141R, these adjustments are accounted for as a component of income tax expense.

        In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of FSP FAS 157-2 to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current year presentation.

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Prepaid expenses and other current assets

        The balance of prepaid expenses and other current assets is as follows (in thousands):

	December 31,
	2008	2007
Income taxes receivable	$115,142	$52,115
Deferred income taxes	24,305	39,799
Capitalized downloadable search toolbar costs	21,092	16,230
Prepaid expenses	20,482	26,375
Assets held for sale	—	126,996
Other	36,777	115,928

Total prepaid expenses and other current assets	$217,798	$377,443

Property and equipment, net

        The balance of property and equipment, net is as follows (in thousands):

	December 31,
	2008	2007
Computer equipment and capitalized software	$222,131	$207,035
Buildings and leasehold improvements	229,474	206,340
Furniture and other equipment	41,767	43,731
Projects in progress	18,482	40,836
Land	5,117	5,117

	516,971	503,059
Less: accumulated depreciation and amortization	(190,010)	(168,718)

Total property and equipment, net	$326,961	$334,341

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Other non-current assets

        The balance of other non-current assets is as follows (in thousands):

	December 31,
	2008	2007
Deferred income taxes	$171,932	$87,970
Income taxes receivable	72,078	31,706
Derivative asset created in the HSE sale	57,189	54,656
Other	18,019	27,432

Total other non-current assets	$319,218	$201,764

Accrued expenses and other current liabilities

        The balance of accrued expenses and other current liabilities is as follows (in thousands):

	December 31,
	2008	2007
Accrued employee compensation and benefits	$37,248	$57,452
Accrued revenue share	28,011	56,475
Accrued advertising expense	34,973	41,758
Accrued interest expense	1,950	25,698
Liabilities held for sale	—	59,689
Other	80,103	125,697

Total accrued expenses and other current liabilities	$182,285	$366,769

Accumulated other comprehensive income

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	December 31,
	2008	2007
Foreign currency translation	$5,346	$85,775
Unrealized losses on available-for-sale securities	(3,166)	(45,961)

Accumulated other comprehensive income	$2,180	$39,814

NOTE 4—INCOME TAXES

        U.S. and foreign earnings (loss) from continuing operations before income taxes and minority interest are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
U.S.	$60,417	$(28,430)	$(76,544)
Foreign	33,066	24,340	684

Total	$93,483	$(4,090)	$(75,860)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        The components of the (benefit) provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current income tax provision (benefit):
Federal	$100,601	$6,125	$(98,308)
State	15,169	(4,292)	(27,486)
Foreign	5,282	4,914	247

Current income tax provision (benefit)	121,052	6,747	(125,547)

Deferred income tax (benefit) provision:
Federal	(62,066)	(5,558)	73,237
State	(97,078)	943	2,922
Foreign	395	189	927

Deferred income tax (benefit) provision	(158,749)	(4,426)	77,086

Income tax (benefit) provision	$(37,697)	$2,321	$(48,461)

        In 2008, the Company recorded a tax benefit of $37.7 million from continuing operations. This benefit includes the net effect of several items related to the Spin-Off totaling $64.5 million. These items comprise: the reversal of $48.7 million of deferred tax liabilities related to the Company's investment in Ticketmaster; the establishment of a valuation allowance of $23.7 million associated with deferred tax assets that were distributed to Tree.com; and the recognition of a state and local deferred tax benefit of $39.5 million, primarily related to the re-measurement of deferred assets and liabilities at the Company's effective tax rate following the Spin-Off. The tax benefit also includes an $11.6 million benefit of certain foreign tax credits generated by the sale of Jupiter Shop Channel Co., Ltd. ("Jupiter Shop").

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

        The current income tax payable was reduced by $0.8 million, $75.4 million and $11.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to additional paid-in capital or a reduction in goodwill.

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands). The valuation

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2008	2007
Deferred tax assets:
Provision for accrued expenses	$7,888	$18,265
Net operating loss carryforwards	53,145	57,300
Tax credit carryforwards	14,517	4,985
Stock-based compensation	57,229	42,152
Income tax reserves, including related interest	37,193	33,262
Investments in unconsolidated affiliates	69,771	3,054
Other	25,357	20,085

Total deferred tax assets	265,100	179,103
Less valuation allowance	(39,520)	(22,266)

Net deferred tax assets	225,580	156,837

Deferred tax liabilities:
Property and equipment	(191)	(320)
Prepaid expenses	(4,307)	(4,887)
Intangible and other assets	(9,543)	(12,864)
Other	(15,302)	(11,234)

Total deferred tax liabilities	(29,343)	(29,305)

Net deferred tax asset	$196,237	$127,532

        Included in "Other non-current assets" in the accompanying consolidated balance sheet at December 31, 2008 and 2007 is a non-current deferred tax asset of $171.9 million and $88.0 million, respectively. In addition, included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheet at December 31, 2008 and 2007 is a current deferred tax asset of $24.3 million and $39.8 million, respectively. In addition, included in "Other long-term liabilities" in the accompanying consolidated balance sheet at December 31, 2007 is a non-current deferred tax liability of $0.2 million.

        At December 31, 2008, the Company had federal and state net operating losses ("NOLs") of $73.0 million and $314.0 million, respectively. If not utilized, the federal NOLs will expire at various times between 2020 and 2028, and the state NOLs will expire at various times between 2009 and 2028. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2008, the Company had foreign NOLs of $19.0 million available to offset future income. Of these foreign NOLs, $14.0 million can be carried forward indefinitely, and $3.5 million and $1.5 million will expire within five years and ten years, respectively. During 2008, the Company recognized tax benefits related to NOLs of $0.7 million. At December 31, 2008, the Company had state capital losses of $225.2 million. If not utilized, the state capital losses will expire in 2013. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        At December 31, 2008, the Company had tax credit carryforwards of $16.0 million. Of this amount, $9.5 million related to federal credits for foreign taxes, $5.7 million related to federal and state tax credits for increasing research activities, and $0.8 million related to various state and local tax credits. Of these credit carryforwards, $4.9 million can be carried forward indefinitely, and $9.5 million and $1.6 million will expire within ten years and twenty years, respectively.

        During 2008, the Company's valuation allowance increased by $17.3 million. This increase was primarily related to increases in unbenefitted deferred tax assets for losses from investments in unconsolidated affiliates and state and foreign NOLs. At December 31, 2008, the Company had a valuation allowance of $39.5 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized. Of this amount, no tax benefits will be applied as a reduction of goodwill, if recognized in future years based on the requirements of adopting SFAS No. 141R.

        A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes and minority interest is shown as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income tax provision (benefit) at the federal statutory rate of 35%	$32,719	$(1,431)	$(26,551)
State income taxes, net of effect of federal tax benefit	(13,795)	(343)	(3,349)
Foreign income taxed at a different statutory tax rate	(6,398)	(1,064)	490
Non-deductible non-cash compensation expense	96	1,373	2,082
Equity in income of foreign unconsolidated affiliates	—	(6,083)	(9,527)
Tax exempt income	(2,400)	(3,649)	(2,800)
Release of deferred tax liability associated with a foreign equity investment	—	—	(14,760)
Net adjustment related to the reconciliation of income tax provision accruals to tax returns, net of effect of federal tax benefit	(2,245)	1,350	(14,032)
Effect of change in estimated state tax rate	(39,456)	(1,476)	(1,001)
Change in tax reserves, net of effect of federal, state and foreign tax benefits	12,500	13,774	18,757
Benefit from the write-off of an investment in a foreign subsidiary	—	—	(2,619)
Federal tax credits for increasing research activities	(1,039)	(2,033)	(469)
(Non-taxable)/non-deductible (gains)/losses on derivatives	(191)	(2,035)	3,271
Non-deductible expenses related to the Spin-Off	8,727	1,147	—
Non-deductible expenses	3,453	1,892	2,028
Change in federal valuation allowance on investments in unconsolidated affiliates	9,522	762	—
Excess foreign tax credits generated by the sale of Jupiter Shop	(11,608)	—	—
Reversal of deferred tax liability associated with investment in Ticketmaster	(48,695)	—	—
Establishment of valuation allowance on deferred tax assets distributed to Tree.com	23,685	—	—
Other, net	(2,572)	137	19

Income tax (benefit) provision	$(37,697)	$2,321	$(48,461)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        In accordance with APB No. 23, no federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating $60.6 million at December 31, 2008. The amount of the unrecognized deferred U.S. income tax liability with respect to such earnings is $8.9 million.

        The Company adopted the provisions of FIN 48 effective January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	(In thousands)
	2008	2007
Balance at beginning of year	$245,168	$237,683
Additions based on tax positions related to the current year	158,242	22,952
Additions for tax positions of prior years	11,761	11,495
Reductions for tax positions of prior years	(13,704)	(21,425)
Settlements	(26,304)	(5,537)
Expiration of applicable statute of limitations	(2,530)	—

Balance at end of year	$372,633	$245,168

        As of December 31, 2008 and December 31, 2007, the unrecognized tax benefits, including interest, were $422.3 million and $285.1 million, respectively. The total unrecognized tax benefits as of December 31, 2008, include $15.9 million that have been netted against the related deferred tax assets. Of the remaining balance, $403.0 million and $3.4 million are reflected in "non-current income taxes payable" and "accrued expenses and other current liabilities", respectively. Unrecognized tax benefits for the year ended December 31, 2008, increased by $127.5 million due principally to an unrecognized current year capital loss on the Company's investment in Tree.com prior to the Spin-Off, partially offset by the effective settlement of certain prior year tax positions with the Internal Revenue Service ("IRS") principally relating to the reversal of deductible temporary differences. Included in unrecognized tax benefits at December 31, 2008 is $128.9 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of December 31, 2008 are subsequently recognized, $64.8 million and $179.7 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $48.8 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations and discontinued operations for the year ended December 31, 2008 is an $8.4 million expense and a $1.8 million benefit, respectively, net of related deferred taxes of $5.7 million and $0.9 million, respectively, for interest on unrecognized tax benefits. At December 31, 2008 and December 31, 2007 the Company has accrued $49.7 million and $40.0 million, respectively, for the payment of interest. There are no material accruals for penalties.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known.

        The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2009. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed in late 2009. In early 2009, the IRS commenced an audit of the Company's tax returns for the years ended December 31, 2004 through 2006. The statue of limitations for these years has been extended and this examination is expected to be completed in 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $15.2 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. In accordance with SFAS No. 142, the Company performed its annual assessment for impairment of goodwill and indefinite-lived intangible assets as of October 1 in connection with the preparation of its annual financial statements.

        In connection with its annual assessment in 2008, the Company identified and recorded impairment charges related to the write-down of the goodwill and indefinite-lived intangible assets of Connected Ventures, which is included in the Emerging Businesses segment, of $11.6 million and $3.4 million, respectively, and the indefinite-lived intangible assets of the Media & Advertising segment of $9.2 million. The impairment at Connected Ventures resulted from the Company's assessment of its future profitability. The impairment at the Media & Advertising segment primarily resulted from the decline in revenue and profitability in IAC Search & Media's Excite, iWon and MyWay portals businesses. The indefinite-lived intangible asset impairment charges are included in amortization of intangibles in the accompanying consolidated statement of operations. The write-downs were determined by comparing the fair values of the respective reporting unit's goodwill and intangible assets with the carrying amounts. Fair values were determined using an income approach.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31,
	2008	2007
Goodwill	$1,910,295	$1,823,779
Intangible assets with indefinite lives	337,313	329,013
Intangible assets with definite lives, net	49,443	72,902

Total goodwill and intangible assets, net	$2,297,051	$2,225,694

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate to trade names and trademarks acquired in various acquisitions. At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$113,599	$(78,617)	$34,982	4.9
Supplier agreements	22,370	(10,302)	12,068	6.0
Distribution agreements	4,600	(3,969)	631	4.0
Customer lists	2,639	(2,472)	167	1.8
Other	17,846	(16,251)	1,595	2.8

Total	$161,054	$(111,611)	$49,443

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$113,915	$(55,907)	$58,008	4.9
Supplier agreements	15,770	(7,060)	8,710	6.0
Distribution agreements	4,600	(2,819)	1,781	4.0
Customer lists	3,486	(2,668)	818	2.0
Other	20,471	(16,886)	3,585	2.9

Total	$158,242	$(85,340)	$72,902

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$27,821
2010	14,942
2011	2,500
2012	2,267
2013	1,363
2014 and thereafter	550

$49,443

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by segment, including the changes in carrying amount of goodwill, for the year ended December 31, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of December 31, 2008
Media & Advertising	$1,361,914	$103,042	$(3,844)	$—	$(15)	$1,461,097
Match	233,397	—	—	—	(7,839)	225,558
ServiceMagic	99,641	7,728	—	—	—	107,369
Emerging Businesses	128,827	4,943	(414)	(11,600)	(5,485)	116,271

Total	$1,823,779	$115,713	$(4,258)	$(11,600)	$(13,339)	$1,910,295

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES

        At December 31, 2008, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Non-U.S. government securities and other fixed term obligations	$104,761	$1,413	$(59)	$106,115
U.S. government-sponsored enterprises	7,100	46	—	7,146
Corporate debt securities	12,561	138	(368)	12,331

Total debt securities	124,422	1,597	(427)	125,592

Total marketable securities	$124,422	$1,597	$(427)	$125,592

        The net unrealized gain is included within other comprehensive income at December 31, 2008. The proceeds from sales and maturities of available-for-sale marketable securities were $356.3 million, which resulted in gross realized gains of $1.3 million and gross realized losses of $0.1 million for the year ended December 31, 2008. The net realized gains are included in "Other (expense) income" in the accompanying consolidated statement of operations.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2008 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,354	$32,592
Due after one year through five years	91,164	92,149
Due after five years through ten years	—	—
Due over ten years	904	851

Total	$124,422	$125,592

        The following table summarizes those investments with unrealized losses at December 31, 2008 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-U.S. government securities and other fixed term obligations	$2,500	$(6)	$853	$(53)	$3,353	$(59)
U.S. government-sponsored enterprises	—	—	—	—	—	—
Corporate debt securities	6,844	(362)	2,049	(6)	8,893	(368)

Total	$9,344	$(368)	$2,902	$(59)	$12,246	$(427)

        Substantially all of the Company's fixed income securities are rated investment grade or better. The gross unrealized losses related to fixed income securities were due primarily to changes in credit quality of the security or interest rates. In the third quarter of 2008, the Company recorded an other-than-temporary impairment charge on marketable securities of $1.8 million that is included in

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES (Continued)

"Other (expense) income" in the accompanying consolidated statement of operations. The decline in value was determined to be other-than-temporary due to the Company's assessment of the creditworthiness of the issuers of the securities. The Company's management has determined that the gross unrealized losses on its available-for-sale marketable securities at December 31, 2008 are temporary in nature based on the Company's ability and intent to hold these investments for a reasonable period of time sufficient for an expected recovery of fair value. There were no other-than-temporary impairment charges recorded in 2007 or 2006.

        During the year ended December 31, 2008, $0.6 million of net unrealized losses included within other comprehensive income at December 31, 2007, were recognized into earnings.

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

        The net unrealized loss is included within other comprehensive income and is recorded net of a deferred tax benefit of $0.3 million at December 31, 2007. The proceeds from sales and maturities of available-for-sale marketable securities were approximately $1.4 billion, which resulted in gross realized losses of $0.4 million and gross realized gains of $0.1 million for the year ended December 31, 2007.

        In the third quarter of 2007, certain auction rate securities had failed auctions due to sell orders exceeding buy orders. Of the $326.8 million of marketable securities at December 31, 2007, $14.7 million, net of an unrealized loss of $0.3 million, was associated with failed auctions. At December 31, 2007, the unrealized loss related to these securities was not considered to be an other-than-temporary impairment. In the first quarter of 2008, these auction rate securities were reclassified as long-term investments. The Company does not hold any other auction rate securities. See Note 14 for additional information related to auction rate securities.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES (Continued)

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

        During the year ended December 31, 2007, $0.4 million of net unrealized losses included within other comprehensive income at December 31, 2006, were recognized into earnings. The proceeds from sales and maturities of available-for-sale marketable securities were approximately $1.4 billion, which resulted in gross realized losses of $1.4 million and gross realized gains of $0.2 million for the year ended December 31, 2006. During the year ended December 31, 2006, $1.2 million of net unrealized losses included within other comprehensive income at December 31, 2005, were recognized into earnings.

NOTE 7—LONG-TERM INVESTMENTS

        The balance of long-term investments is as follows (in thousands):

	December 31,
	2008	2007
Long-term marketable equity securities	$38,760	$130,837
Equity method investments	49,001	148,009
Cost method investments	22,096	22,177
Auction rate securities	10,725	—

Total long-term investments	$120,582	$301,023

Long-term marketable equity securities

        As part of the consideration for the sale of HSE to Arcandor AG ("ARO") on June 19, 2007, the Company received approximately 5.5 million shares of ARO stock (the "ARO Shares") valued at €141 million or $190.1 million. During 2008, the Company concluded that the decline in the price of the ARO Shares was other-than-temporary and wrote the value of the investment down during the second and fourth quarters, resulting in a $166.7 million aggregate impairment charge. These losses were determined to be other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price. At December 31, 2008 and 2007, the carrying value of the ARO Shares was $23.8 million and

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS (Continued)

$130.8 million, respectively. Additionally, in the fourth quarter of 2008, the Company recorded a $6.2 million impairment charge to write-down certain other long-term marketable equity securities. These losses were determined to be other-than-temporary due to the significant decline in and the duration of the decline in their stock prices. These impairment charges are included in "Other (expense) income" in the accompanying consolidated statement of operations.

Equity method investments

        On December 8, 2008, the Company sold its 30% equity stake in Jupiter Shop, a Japanese TV shopping company, for $493.3 million. The transaction resulted in a pre-tax gain of $352.0 million, which is included in "Gain on sale of long-term investments" in the accompanying consolidated statement of operations. The pre-tax gain included $21.5 million of foreign currency translation gains that were recognized into earnings at the time of the sale. Additionally, in the fourth quarter of 2008, the Company recorded a $5.5 million impairment charge to write-down an equity method investment to its fair value. The decline in value was determined to be other-than-temporary due to the equity method investee's recent operating losses, negative operating cash flows and the resulting need for changes to the investee's existing business model. The resulting valuation of the investee also reflects the assessment of current market conditions and the investee's ability to successfully restructure. The impairment charge is included in "Equity in income of unconsolidated affiliates" in the accompanying consolidated statement of operations.

        On June 11, 2008, pursuant to an agreement with Points International, Ltd. ("Points"), IAC converted its preferred shares of Points into 29.4 million common shares of Points, sold 27.8 million of such common shares to a syndicate of underwriters for $42.4 million and surrendered the remaining 1.6 million common shares to Points for cancellation. In addition, IAC's nominees to the board of directors of Points stepped down. The transaction resulted in a pre-tax gain of $29.1 million, which is included in "Gain on sale of long-term investments" in the accompanying consolidated statement of operations. Prior to this transaction, IAC accounted for its investment in Points under the equity method due to IAC's representation on the board of directors of Points. Following this transaction, IAC accounts for its remaining investment in Points in accordance with SFAS No. 115.

        The Company's equity in income (losses) of its unconsolidated affiliates for each of the years in the three year period ended December 31, 2008 is presented below (in thousands):

	Years Ended December 31,
	2008	2007	2006
Equity in income of Jupiter Shop	$29,836	$25,974	$31,536
Equity in losses of unconsolidated affiliates other than Jupiter Shop	(13,196)	(3,622)	(209)

Total	$16,640	$22,352	$31,327

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS (Continued)

        Summarized financial information for Jupiter Shop is as follows (in thousands):

	As of November 30, 2008 and for the period December 1, 2007 to November 30, 2008	2007	2006
Current assets	$593,911	$244,918	$240,297
Non-current assets	88,568	239,564	214,237
Current liabilities	(143,466)	(111,168)	(177,090)
Non-current liabilities	(4,565)	(3,629)	(1,125)
Net sales	977,421	866,739	835,114
Gross profit	501,849	336,809	346,762
Net income	99,452	86,581	105,121

        At December 31, 2008, the Company's investments accounted for under the equity method, along with the principal market that the investee operates, and IAC's relevant ownership percentage include:

December 31, 2008
Medem, Inc. (United States)	36.46%
DJ/IAC Online Ventures, LLC (United States)	50.00%
MerchantCircle Inc. (United States)	17.41%
The Health Central Network, Inc. (United States)	35.25%

        Summarized aggregated financial information of the Company's equity investments is as follows (in thousands):

	2008	2007
Current assets	$48,118	$16,593
Non-current assets	46,283	765
Current liabilities	(6,639)	(2,479)
Non-current liabilities	(11,044)	(4,665)
Net sales	13,201	1,425
Gross profit	6,230	75
Net loss	(21,756)	(12,168)

Cost method investments

        In the fourth quarter of 2008, the Company recorded a $7.1 million impairment charge to write-down certain cost method investments to fair value. The decline in value was determined to be other other-than-temporary due to management's reassessment of the fair value of these investments due, in part, to recent operating results and valuations implied by recent capital transactions. The impairment charge is included in "Other (expense) income" in the accompanying consolidated statement of operations.

Auction rate securities

        See Note 14 for additional information regarding auction rate securities.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM OBLIGATIONS

	December 31,
	2008	2007
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "Senior Notes"); interest payable each January 15 and July 15 which commenced July 15, 2003	$15,844	$750,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000
Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes")	—	12,349

Total gross obligations	95,844	842,349
Fair value basis adjustment attributable to hedged debt obligations	—	4,542
Unamortized discount	—	(259)

Total long-term obligations	95,844	846,632
Less current maturities of long-term obligations	—	(12,090)

Long-term obligations, net of current maturities	$95,844	$834,542

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

        At December 31, 2007, the Company had outstanding two interest rate swap agreements related to a portion of the Senior Notes with notional amounts of $200 million and $150 million, respectively. The changes in fair value of the interest rate swaps outstanding at December 31, 2007 resulted in gains of $4.5 million which had been recognized as an adjustment to the carrying value of the corresponding debt. During the third quarter of 2008, the Company unwound these interest rate swap agreements for nominal gains.

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

        During the second quarter of 2008, the Convertible Notes were fully converted.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM OBLIGATIONS (Continued)

        Aggregate contractual maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2013	$15,844
2035	80,000

$95,844

NOTE 9—SHAREHOLDERS' EQUITY

Description of Common Stock and Class B Convertible Common Stock

        The following is a description of IAC's common stock.

        With respect to matters that may be submitted to a vote or for the consent of IAC's shareholders generally, including the election of directors, each holder of shares of IAC common stock and IAC Class B common stock vote together as a single class. In connection with any such vote, each holder of IAC common stock is entitled to one vote for each share of IAC common stock held and each holder of IAC Class B common stock is entitled to ten votes for each share of IAC Class B common stock held. Notwithstanding the foregoing, the holders of shares of IAC common stock, acting as a single class, are entitled to elect 25% of the total number of IAC's directors, and, in the event that 25% of the total number of directors shall result in a fraction of a director, then the holders of shares of IAC common stock, acting as a single class, are entitled to elect the next higher whole number of IAC's directors. In addition, Delaware law requires that certain matters be approved by the holders of shares of IAC common stock or holders of IAC Class B common stock voting as a separate class.

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

        Except as described herein, shares of IAC common stock and IAC Class B common stock are identical. The holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, such dividends as may be declared by IAC's Board of Directors out of funds legally available therefore. In the event of a liquidation, dissolution, distribution of assets or winding-up of IAC, the holders of shares of IAC common stock and the holders of shares of IAC Class B common stock are entitled to receive, share for share, all the assets of IAC available for distribution to its stockholders, after the rights of the holders of any IAC preferred stock have been satisfied.

        In the event that IAC issues or proposes to issue any shares of IAC common stock or Class B common stock (with certain limited exceptions), including shares issued upon exercise, conversion or exchange of options, warrants and convertible securities, Liberty Media Corporation ("Liberty") will have preemptive rights that entitle it to purchase, subject to a cap, a number of IAC common shares so that Liberty will maintain the identical ownership interest in IAC that Liberty had immediately prior to

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SHAREHOLDERS' EQUITY (Continued)

such issuance or proposed issuance. Any purchase by Liberty will be allocated between IAC common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of IAC common stock in lieu of shares of IAC Class B common stock. Liberty has not been entitled to exercise any of its preemptive rights in 2008 and 2007 as its ownership has exceeded the established cap.

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

        At December 31, 2007, 758 shares of IAC Series B preferred stock were outstanding. Shares of IAC Series B preferred stock accrued dividends at 1.99%, payable quarterly in cash or stock at IAC's option. The aggregate dollar amount of cash dividends paid in respect of IAC Series B preferred stock for the years ended December 31, 2008, 2007 and 2006 was de minimis.

Note Receivable from Key Executive for Common Stock Issuance

        In connection with the employment of Barry Diller as Chief Executive Officer in August 1995, the Company sold Mr. Diller 441,988 shares of IAC common stock ("Diller Shares") at $22.6252 per share for cash and a non-recourse promissory note in the approximate amount of $5.0 million, secured by approximately 265,000 shares of IAC common stock. The promissory note was due and paid in full on September 5, 2007.

Stockholders Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through his own holdings, and holdings of Liberty, over which Mr. Diller has voting control pursuant to the amended and restated stockholders agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, had the right to vote approximately 24.85% (31,764,913 shares) of IAC's outstanding common stock, and 100% (12,799,999 shares) of IAC's outstanding Class B common stock at December 31, 2008. As a result, Mr. Diller controlled 62.25% of the outstanding total voting power of the Company as of December 31, 2008 and is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders.

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 77,218,943 shares of IAC common stock were reserved as of December 31, 2008.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SHAREHOLDERS' EQUITY (Continued)

Stock-Based Warrants

        At December 31, 2008, warrants (in thousands) to acquire shares of IAC common were outstanding as follows:

	Average Strike per IAC Share	Expiration Date	Number of IAC common shares underlying Warrants outstanding at December 31, 2008
Issued in 2002 Expedia.com deal(a)	$34.29	2/4/09	8,294
Issued in Vivendi deal:
Tranche 1	$26.87	5/7/12	13,749
Tranche 2	$31.75	5/7/12	4,548
Converted Expedia.com:
Tranche 1(b)	$13.09	2/4/09	12,462
Other	$15.93	11/7/09–5/19/10	109

	$24.59		39,162

(a)
On February 4, 2009, warrants to acquire 8.3 million shares of IAC common stock expired unexercised.

(b)
During the period from January 1, 2009 through February 4, 2009, warrants to acquire 11.5 million shares of IAC common stock were exercised for aggregate proceeds of $150.9 million. The remaining warrants to acquire 0.9 million shares of IAC common stock expired unexercised.

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

        During the years ended December 31, 2008, 2007 and 2006 there were approximately 148,000, 250 and 2,000 warrants exercised, respectively. No warrants were issued during the three year period ended December 31, 2008.

Common Stock Repurchases

        Pursuant to the authorizations from its Board of Directors, during 2008 and 2007, IAC purchased 3.0 million and 7.8 million shares of IAC common stock for aggregate consideration of $145.6 million and $508.6 million, respectively. At December 31, 2008, IAC had approximately 22.4 million shares remaining in its authorizations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per share.

	Years Ended December 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings (loss) from continuing operations(a)	$137,029	$137,029	$(4,397)	$(4,397)	$(26,632)	$(26,632)
(Loss) income from discontinued operations, net of tax	(293,230)	(293,230)	(139,672)	(139,672)	213,697	213,697

Net (loss) earnings available to common shareholders	$(156,201)	$(156,201)	$(144,069)	$(144,069)	$187,065	$187,065

Denominator:
Basic shares outstanding	139,850	139,850	142,843	142,843	152,602	152,602
Dilutive securities including stock options, warrants and RSUs	—	4,126	—	—	—	—

Denominator for earnings per share—weighted average shares(b)(c)	139,850	143,976	142,843	142,843	152,602	152,602

Earnings (loss) per share:
Earnings (loss) per share from continuing operations	$0.98	$0.95	$(0.03)	$(0.03)	$(0.17)	$(0.17)
Discontinued operations, net of tax	(2.10)	(2.03)	(0.98)	(0.98)	1.40	1.40

(Loss) earnings per share available to common shareholders	$(1.12)	$(1.08)	$(1.01)	$(1.01)	$1.23	$1.23

(a)
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

(b)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company's Convertible Notes. For the year ended December 31, 2008, approximately 39.9 million shares that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Company's Convertible Notes if the effect is dilutive. Because the Company had a loss from continuing operations in 2007 and 2006, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS 128, "Earnings Per Share," the same shares are used to compute all earnings per share amounts. For the years ended December 31, 2007 and 2006, approximately 28.7 million and 33.7 million shares, respectively, that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SFAS 123R AND STOCK-BASED COMPENSATION

        Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method and has applied the classification provisions of SAB 107 regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies in its adoption of SFAS 123R.

        The adoption of SFAS 123R did not impact the amount of stock-based compensation expense recorded in the accompanying consolidated statement of operations for the year ended December 31, 2006, since the Company had previously adopted the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. For the years ended December 31, 2008, 2007 and 2006, excess tax benefits from stock-based compensation of $0.8 million, $75.4 million and $11.2 million, respectively, are included as a component of financing cash flows.

        IAC currently has three active plans under which future awards may be granted, which currently cover outstanding stock options to acquire shares of IAC common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and restricted stock, as well as provide for the future grant of these and other equity awards. These plans are: the IAC 2008 Stock and Annual Incentive Plan (the "2008 Plan"), the IAC 2005 Stock and Annual Incentive Plan (the "2005 Plan") and the Amended and Restated IAC 2000 Stock and Annual Incentive Plan (the "2000 Plan"). Under the 2008 Plan, the Company was originally authorized to grant stock options, RSUs, PSUs and restricted stock, and other equity based awards for up to 20.0 million shares of IAC common stock. Under the 2005 Plan, the Company was originally authorized to grant stock options, RSUs, PSUs and restricted stock, and other equity based awards for up to 20.0 million shares of IAC common stock, adjusted to reflect IAC's one-for-two reverse stock split in August 2008. Under the 2000 Plan, the Company is authorized to grant stock options, RSUs, PSUs and restricted stock, and other equity based awards and the number of shares that remained available for future awards pursuant to the authorizations under this plan was adjusted to give effect to the reverse stock splits in August 2005 and August 2008. The active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2008, there are 15.1 million shares available for grant under these plans.

        In addition, the plans described above have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards to date have generally vested in equal annual installments over a four-year period and RSU awards to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date. PSU awards to date generally cliff vest at the end of a three to five-year period from the date of grant. In addition to equity awards outstanding under the three active plans discussed above, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

        Non-cash stock-based compensation expense related to stock options, restricted stock, RSUs and PSUs is included in the following line items in the accompanying statement of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of sales	$6,695	$5,652	$5,071
Selling and marketing expense	7,328	6,186	5,364
General and administrative expense	72,326	61,566	56,813
Product development expense	190	181	113

Non-cash stock-based compensation expense before income taxes	86,539	73,585	67,361
Income tax benefit	(33,778)	(26,818)	(23,834)

Non-cash stock-based compensation expense after income taxes	$52,761	$46,767	$43,527

        The amount of stock-based compensation expense recognized in the consolidated statement of operations is reduced by estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate.

        In connection with the Spin-Off, the majority of outstanding share-based compensation instruments of the Company were modified. Accordingly, on August 20, 2008, the Company recorded a one-time charge of $31.5 million of which $15.1 million is included in continuing operations and $16.5 million is included in discontinued operations. This one-time charge is principally related to the acceleration of RSUs granted prior to August 8, 2005 or scheduled to vest on or before February 28, 2009. In addition, PSUs granted to non-corporate employees in 2007 were not accelerated but were converted into RSUs with the same vesting schedule. All equity awards held by IAC employees were converted into either awards denominated solely in IAC common shares or a combination of IAC common shares and the common shares of the spun-off businesses, in all cases with appropriate adjustments to the number of shares of common stock, and exercise prices in the case of options, underlying each such award to maintain pre- and post spin-off values. The total incremental compensation cost resulting from the modification was $20.7 million for employees that remained IAC employees following the Spin-Off. This cost will be recognized over the vesting period of the awards. For the period from August 20, 2008 to December 31, 2008, $3.5 million of this incremental compensation cost was recognized in the accompanying consolidated statement of operations.

        As of December 31, 2008, there was $152.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards. This cost is expected to be recognized over a weighted average period of approximately 2.9 years.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

Stock Options

        A summary of changes in outstanding stock options is as follows:

	December 31, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2008	12,034	$29.08
Granted	8,220	23.26
Exercised	(715)	10.92
Forfeited	(488)	23.47
Expired	(258)	27.57

Outstanding just prior to the Spin-Off(a)	18,793	27.39
Adjustments for the Spin-Off(b)	(7,566)	NM

Outstanding following the Spin-Off	11,227	23.49
Granted following the Spin-Off	6,290	16.24
Exercised following the Spin-Off	(72)	9.87
Forfeited following the Spin-Off	(76)	20.12
Expired following the Spin-Off	(204)	34.07

Outstanding at December 31, 2008	17,165	$20.77	8.0	$4,607

Options exercisable	3,276	$21.46	3.0	$4,371

(a)
All share and weighted average exercise price information prior to the date of the Spin-Off do not reflect the impact of the one-for-two reverse stock split.

(b)
Includes the impact of the one-for-two reverse stock split, the transfer of equity to the spun-off businesses and the impact of the relative values of the spun-off businesses.

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. Approximately 15.7 million stock options, as adjusted for the Spin-Off, were granted by the Company during the year ended December 31, 2008. There were no stock options granted by the Company during the years ended December 31, 2007 and 2006.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the year ended December 31, 2008: volatility factor of 47%, risk-free interest rate of 2.6%, expected term of 4.4 years, and a dividend yield of zero.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

        The weighted average fair value of stock options granted during the year ended December 31, 2008 with exercise prices equal to the market prices of IAC's common stock on the date of grant, as adjusted for the Spin-Off, was $7.46. The weighted average exercise price and weighted average fair value of stock options granted during the year ended December 31, 2008 with exercise prices greater than the market value of IAC's common stock on the date of grant, as adjusted for the Spin-Off, were $22.69 and $6.48, respectively.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $7.6 million, $223.6 million and $101.6 million, respectively.

        Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2008, 2007 and 2006: were $8.5 million and $2.1 million; $39.3 million and $88.2 million; and $104.7 million and $25.2 million, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life in Years
Range of Exercise Prices	Outstanding at December 31, 2008		Weighted- Average Exercise Price	Exercisable at December 31, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(Shares in thousands)
$0.01 to $10.00	369	3.3	$6.18	369	3.3	$6.18
$10.01 to $20.00	7,594	9.3	16.23	715	3.5	15.75
$20.01 to $30.00	7,108	7.3	22.00	1,998	2.8	24.37
$30.01 to $40.00	1,271	6.3	31.11	71	4.4	32.03
$40.01 to $50.00	805	5.7	41.81	105	1.1	41.88
$50.01 to $60.00	5	1.2	59.50	5	1.2	59.50
$80.01 to $90.00	12	0.9	88.45	12	0.9	88.45
$90.01 to $106.00	1	1.0	105.60	1	1.0	105.60

	17,165	8.0	$20.77	3,276	3.0	$21.46

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

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

        The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably over the vesting term, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expense. At December 31, 2008, 2007 and 2006, approximately 0.1 million, 0.2 million and 0.2 million international awards were outstanding, respectively. Cash payments related to awards to international employees, including employees of businesses currently presented within discontinued operations, totaled $3.5 million, $3.3 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Nonvested restricted stock, RSUs and PSUs outstanding as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

	Restricted Stock		RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2008	200	$28.31	6,454	$30.29	4,168	$36.59
Granted	—	—	1,706	24.71	266	25.82
Vested	—	—	(1,367)	30.18	(20)	39.48
Forfeited	—	—	(439)	30.58	(950)	35.21

Nonvested just prior to the Spin-Off(b)	200	28.31	6,354	28.78	3,464	25.96
PSUs converted to RSUs	—	—	2,792	37.87	(2,792)	37.87
Vested on date of Spin-Off	(200)	28.31	(2,207)	30.03	—	—
Adjustments for the Spin-Off(c)	—	—	(3,706)	NM	117	NM

Nonvested following the Spin-Off	—	$—	3,233	26.44	789	25.24

Granted following the Spin-Off			167	14.78	—	—
Vested following the Spin-Off			(39)	23.96	(2)	34.78
Forfeited following the Spin-Off			(65)	27.16	—	—

Nonvested at December 31, 2008			3,296	$25.84	787	$25.22

(a)
In February 2007, the Company granted PSUs which cliff vest at the end of three years in varying amounts depending upon growth in the Company's metric, Adjusted Earnings Per Share, with certain modifications. These PSUs provided for an opportunity for a number of shares to vest equal to 200% of the initial "target" award. In connection with the Spin-Off, the majority of the PSUs were converted into non-performance based RSUs at the "target" award, some of which vested upon the Spin-Off and the remainder will cliff vest at the end of three years from the original date of grant.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SFAS 123R AND STOCK-BASED COMPENSATION (Continued)

(b)
All share and weighted average grant date fair value information prior to the date of the Spin-Off do not reflect the impact of the one-for-two reverse stock split.

(c)
Includes the impact of the one-for-two reverse stock split, the transfer of equity to the spun-off businesses and the impact of the relative values of the spun-off businesses.

        The weighted average fair value of restricted stock, RSUs and PSUs granted during years ended December 31, 2008, 2007 and 2006 based on market prices of IAC's common stock on the grant date, as adjusted for the Spin-Off, was $21.22, $32.71 and $25.70, respectively. The total fair value of restricted stock, RSUs and PSUs that vested during the years ended December 31, 2008, 2007 and 2006 was $72.2 million, $54.2 million and $40.4 million, respectively.

        In connection with the acquisitions of certain of its operating subsidiaries, and the funding of certain start-up businesses, IAC has granted restricted equity and phantom equity units in the relevant business to certain members of the business' management. These management equity awards vest over a period of years or upon the occurrence of certain prescribed events. When acquiring or funding these entities, IAC has taken a preferred interest in the entity with a face value equal to the acquisition price or its investment cost, which accretes paid-in-kind dividends at a prescribed rate of return. The value of the restricted equity awards and phantom equity units is tied to the value of the common stock of the entity, with management as a whole generally receiving a small minority of the total common stock outstanding. Accordingly, these interests only have value to the extent the relevant business appreciates at a greater rate than the relevant preferred dividend, but can have significant value in the event of significant appreciation. The interests are ultimately settled in common stock or cash at the option of IAC, with fair market value determined by negotiation or arbitration, at various dates from 2009 through 2013. The expense associated with these equity awards is initially measured at fair value at the grant date and is amortized ratably as non-cash compensation over the vesting term.

        Effective January 1, 2006, the founder and Chief Executive Officer of LendingTree was promoted to President and Chief Operating Officer of IAC ("COO"). In connection with his promotion, the terms and conditions of a portion of the COO's existing unvested management equity awards were modified (the "Modification"). In connection with the Modification, (i) a portion of the unvested management equity awards was exchanged for shares of IAC restricted stock, which vested in 2008 upon satisfaction of certain service and performance conditions established by the Committee, and (ii) the terms and conditions applicable to the valuation and settlement of another portion of the unvested management equity awards were amended. The total incremental compensation cost resulting from the Modification was $8.7 million which was recognized ratably over the vesting period. For the years ended December 31, 2008, 2007 and 2006, $0.4 million, $4.1 million and $4.1 million, respectively, of the incremental compensation cost associated with the Modification was recognized in the accompanying consolidated statement of operations.

NOTE 12—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Entities included in discontinued operations, as described in Note 1 and Note 16, are excluded from the schedules below except for the schedule of assets, in which they are included in corporate. Operating segments are combined for reporting purposes if they have similar economic characteristics

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SEGMENT INFORMATION (Continued)

and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue:
Media & Advertising	$778,809	$758,529	$544,229
Match	365,505	348,733	311,227
ServiceMagic	123,914	93,385	63,700
Emerging Businesses	196,589	145,300	85,649
Inter-segment elimination	(19,722)	(13,365)	(4,212)

Total	$1,445,095	$1,332,582	$1,000,593

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Operating (Loss) Income:
Media & Advertising	$100,748	$29,899	$(5,986)
Match	75,490	65,780	58,360
ServiceMagic	23,983	17,587	12,411
Emerging Businesses	(55,970)	(21,344)	(25,459)
Corporate	(206,212)	(170,426)	(150,632)

Total	$(61,961)	$(78,504)	$(111,306)

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Operating Income Before Amortization(a):
Media & Advertising	$139,603	$88,199	$58,275
Match	91,266	78,367	63,395
ServiceMagic	26,244	20,764	16,151
Emerging Businesses	(35,493)	(7,914)	(14,051)
Corporate	(121,522)	(98,932)	(88,362)

Total	$100,098	$80,484	$35,408

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SEGMENT INFORMATION (Continued)

	December 31,
	2008	2007
	(In thousands)
Assets:
Media & Advertising	$2,050,027	$1,961,934
Match	314,058	333,407
ServiceMagic	143,798	125,216
Emerging Businesses	189,723	208,210
Corporate	2,552,992	9,962,035

Total	$5,250,598	$12,590,802

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Depreciation:
Media & Advertising	$38,142	$30,789	$27,745
Match	8,825	7,596	7,527
ServiceMagic	3,249	2,573	1,683
Emerging Businesses	8,002	5,448	5,226
Corporate	12,833	13,455	10,723

Total	$71,051	$59,861	$52,904

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Capital expenditures:
Media & Advertising	$32,741	$60,640	$26,947
Match	10,989	8,715	9,696
ServiceMagic	2,516	3,786	3,918
Emerging Businesses	11,281	9,257	5,523
Corporate	8,027	30,503	98,769

Total	$65,554	$112,901	$144,853

    (a)
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

NOTE 12—SEGMENT INFORMATION (Continued)

        The Company maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue
United States	$1,169,292	$1,128,588	$851,404
All other countries	275,803	203,994	149,189

Total	$1,445,095	$1,332,582	$1,000,593

	December 31,
	2008	2007
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$324,734	$332,311
All other countries	2,227	2,030

Total	$326,961	$334,341

        The following tables reconcile Operating Income Before Amortization to operating (loss) income for the Company's reporting segments and to net (loss) earnings available to common shareholders in total (in thousands):

	Year Ended December 31, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Goodwill Impairment	Operating Income (Loss)
Media & Advertising	$139,603	$—	$(4,899)	$(33,956)	$—	$100,748
Match	91,266	—	(15,103)	(673)	—	75,490
ServiceMagic	26,244	(727)	—	(1,534)	—	23,983
Emerging Businesses	(35,493)	(1,122)	—	(7,755)	(11,600)	(55,970)
Corporate	(121,522)	(84,690)	—	—	—	(206,212)

Total	$100,098	$(86,539)	$(20,002)	$(43,918)	$(11,600)	(61,961)

Other income, net						155,444

Earnings from continuing operations before income taxes and minority interest						93,483
Income tax benefit						37,697
Minority interest in losses of consolidated subsidiaries						5,849

Earnings from continuing operations						137,029
Gain on sale of discontinued operations, net of tax						23,314
Loss from discontinued operations, net of tax						(316,544)

Net loss available to common shareholders						$(156,201)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2007
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$88,199	$—	$(33,637)	$(24,663)	$29,899
Match	78,367	—	(11,146)	(1,441)	65,780
ServiceMagic	20,764	(623)	—	(2,554)	17,587
Emerging Businesses	(7,914)	(1,468)	(4,887)	(7,075)	(21,344)
Corporate	(98,932)	(71,494)	—	—	(170,426)

Total	$80,484	$(73,585)	$(49,670)	$(35,733)	(78,504)

Other income, net					74,414

Loss from continuing operations before income taxes and minority interest					(4,090)
Income tax provision					(2,321)
Minority interest in losses of consolidated subsidiaries					2,014

Loss from continuing operations					(4,397)
Gain on sale of discontinued operations, net of tax					33,524
Loss from discontinued operations, net of tax					(173,196)

Net loss available to common shareholders					$(144,069)

	Year Ended December 31, 2006
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating (Loss) Income
Media & Advertising	$58,275	$—	$(29,629)	$(34,632)	$(5,986)
Match	63,395	—	(2,996)	(2,039)	58,360
ServiceMagic	16,151	(622)	—	(3,118)	12,411
Emerging Businesses	(14,051)	(4,469)	(4,500)	(2,439)	(25,459)
Corporate	(88,362)	(62,270)	—	—	(150,632)

Total	$35,408	$(67,361)	$(37,125)	$(42,228)	(111,306)

Other income, net					35,446

Loss from continuing operations before income taxes and minority interest					(75,860)
Income tax benefit					48,461
Minority interest in losses of consolidated subsidiaries					767

Loss from continuing operations					(26,632)
Gain on sale of discontinued operations, net of tax					9,579
Income from discontinued operations, net of tax					204,118

Net earnings available to common shareholders					$187,065

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—DERIVATIVE INSTRUMENTS

Derivatives Related to Long-term Debt

        IAC's objective in managing its exposure to interest rate risk on its long-term debt is to maintain its mix of floating rate and fixed rate debt within a certain range. IAC's risk management policy enables IAC to manage its exposure to the impact of interest rate changes. As such, from time to time, IAC may enter into interest rate swap transactions designated as fair value hedges with financial institutions to modify the interest characteristics on a portion of its long-term debt. During 2008, the Company unwound its interest rate swap agreements related to the Senior Notes for nominal gains.

Derivatives Created in the Expedia Spin-Off

        Following the Expedia spin-off, a derivative liability was created due to IAC's obligation to deliver shares of both IAC common stock and Expedia common stock to the holders upon conversion of the Convertible Notes. A derivative asset was also created due to Expedia's contractual obligation to deliver shares of Expedia common stock to IAC upon conversion by the holders of the Convertible Notes. Both of these derivatives were maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income (expense). During the second quarter of 2008, the Convertible Notes were fully converted and the related derivatives expired. The net change in the fair value of these derivatives for the years ended December 31, 2008, 2007 and 2006 resulted in net gains of $0.4 million and $5.2 million and net losses of $9.1 million, respectively, which have been recognized in "Other (expense) income" in the accompanying consolidated statement of operations and in operating activities attributable to continuing operations in the accompanying consolidated statement of cash flows. At December 31, 2007, the derivative asset valued at $14.6 million was recorded in "Prepaid expenses and other current assets" and the derivative liability valued at $13.5 million was recorded in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.

Derivative Created in the Sale of HSE

        As part of the consideration for the sale of HSE on June 19, 2007, IAC received the ARO Shares plus additional consideration in the form of a contingent value right ("CVR"). The CVR has value of up to €54 million within three years from the date of sale. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made. The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income (expense). For the years ended December 31, 2008 and 2007, the change in the fair value of the CVR resulted in gains of $5.8 million and $24.1 million, respectively, which have been recognized in "Other (expense) income" in the accompanying consolidated statement of operations and in operating activities attributable to continuing operations in the accompanying consolidated statement of cash flows. At December 31, 2008 and 2007, the CVR was valued at $57.2 million and $54.7 million, respectively, and is recorded in "Other non-current assets" in the accompanying consolidated balance sheet.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS

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

        The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008:

	Recurring Fair Value Measurements Using
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Marketable securities	$124,741	$851	$—	$125,592
Long-term investments	38,760	—	10,725	49,485
Derivative asset created in the HSE sale	—	—	57,189	57,189

Total	$163,501	$851	$67,914	$232,266

        The following table presents the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For The Year Ended December 31, 2008
	Long-Term Investments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at January 1, 2008	$14,763	$1,100	$54,656
Total net gains or losses (realized and unrealized):
Included in earnings	—	400	5,785
Included in other comprehensive income	(4,038)	—	(3,252)
Purchases, sales, issuances and settlements, net	—	(1,500)	—

Balance at December 31, 2008	$10,725	$—	$57,189

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the gains and losses included in earnings for the year ended December 31, 2008 relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For The Year Ended December 31, 2008
	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total gains included in earnings for the year ended December 31, 2008:
Other income	$400	$5,785

Total	$400	$5,785

Change in unrealized gains relating to assets and liabilities still held at December 31, 2008:
Other income	$—	$5,785

Total	$—	$5,785

Long-term investments

        Long-term investments in the table above that are measured at fair value using significant unobservable inputs (Level 3) are available-for-sale auction rate securities accounted for in accordance with SFAS No. 115. The auction rate securities are valued by discounting the estimated future cash flow streams of the securities over the life of the securities. Credit spreads and other risk factors are also considered in establishing a fair value. At December 31, 2008, the auction rate securities are rated AA/Baa1. Due to their high credit rating and the Company's ability and intent to hold these securities until recovery, the unrealized loss of $4.3 million related to these securities is not considered to be an other-than-temporary impairment at December 31, 2008. The auction rate securities mature in 2025 and 2035.

Derivative asset created in the sale of HSE

        The derivative asset created in the sale of HSE is maintained at fair value using Monte Carlo simulation relying on various observable and unobservable inputs including risk free interest rates, stock price volatility and credit risk.

NOTE 15—FINANCIAL INSTRUMENTS

        The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies when available. The Company's financial instruments include a guarantee, letters of

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—FINANCIAL INSTRUMENTS (Continued)

credit and surety bonds. These commitments are in place to facilitate the commercial operations of IAC and certain subsidiaries.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$1,744,994	$1,744,994	$1,585,302	$1,585,302
Accounts receivable, net	98,402	98,402	116,670	116,670
Long-term obligations (including current maturities)	(95,844)	(67,557)	(846,632)	(902,656)
Derivatives related to long-term debt	—	—	4,542	4,542
Derivative asset created in the Expedia spin-off	—	—	14,600	14,600
Derivative liability created in the Expedia spin-off	—	—	(13,500)	(13,500)
Derivative asset created in the HSE sale	57,189	57,189	54,656	54,656
Guarantee, letters of credit and surety bonds	N/A	(23,071)	N/A	(8,907)

        The carrying amounts of cash and cash equivalents reflected in the accompanying consolidated balance sheet approximate fair value as they are maintained with various high-quality financial institutions or in short-term duration high-quality debt securities. Accounts receivable, net, are short-term in nature and are generally settled shortly after the sale. The fair values of the Senior Notes, as well as the related outstanding derivative contracts in 2007, and the Liberty Bonds were estimated using quoted market prices. The carrying amounts of the derivative asset and derivative liability created in the Expedia spin-off prior to their expiration in the second quarter of 2008 were maintained at fair value, which was based upon appropriate valuation methodologies. See Note 6 and Note 7 for discussion of the fair value of marketable securities and long-term investments, respectively, and Note 14 for discussion of the fair value of the derivative asset created in the HSE sale.

NOTE 16—DISCONTINUED OPERATIONS

        On August 20, 2008, IAC completed the Spin-Off. In addition, on May 30, 2008, IAC sold EPI for $34.9 million, which resulted in a pre-tax loss of $37.4 million and an after-tax gain of $22.3 million.

        On June 19, 2007, IAC sold HSE for $216.5 million, which resulted in a pre-tax gain of $45.7 million and an after-tax gain of $31.1 million. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale. The net assets of HSE included goodwill of $124.6 million.

        During the second quarter of 2006, Quiz TV Limited ceased operations. iBuy was classified as held for sale during the fourth quarter of 2006 and its assets were subsequently sold during the second quarter of 2007. Additionally, on November 29, 2006, IAC sold PRC for $286.5 million which resulted in a pre-tax gain of $66.3 million and an after-tax gain of $9.6 million. The net assets of PRC included goodwill of $129.3 million.

        Accordingly, discontinued operations include, PRC through November 28, 2006, HSE through June 19, 2007, EPI through May 30, 2008, HSNi, ILG, Ticketmaster and Tree.com through August 20, 2008 and Quiz TV Limited and iBuy for all periods presented.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—DISCONTINUED OPERATIONS (Continued)

        The net revenue and net earnings, net of the effect of any minority interest, for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenue	$3,144,662	$5,240,657	$5,676,505

(Loss) earnings before income taxes and minority interest	$(307,844)	$(48,500)	$369,950
Income tax provision	(10,811)	(127,243)	(165,614)
Minority interest in losses (income) of consolidated subsidiaries	2,111	2,547	(218)

Net (loss) earnings	$(316,544)	$(173,196)	$204,118

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

        The assets and liabilities of HSNi, ILG, Ticketmaster and Tree.com as of August 20, 2008 and December 31, 2007, which are reported as assets and liabilities of discontinued operations, were as follows (in thousands):

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—COMMITMENTS

        The Company leases office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is committed to pay a portion of the related operating expenses under the data center lease agreement. These operating expenses are not included in the table below.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2009	$20,797
2010	19,582
2011	17,116
2012	15,743
2013	12,586
Thereafter	213,114

Total	$298,938

        Expenses charged to operations under these agreements were $26.3 million, $22.8 million and $20.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Guarantee, letters of credit and surety bonds	$23,071	$7,904	$167	$15,000	$—
Purchase obligations	731	417	314	—	—

Total commercial commitments	$23,802	$8,321	$481	$15,000	$—

        The total commercial commitments above primarily consist of a $15.0 million guarantee and a $7.4 million letter of credit, which supports the Company's operation of a camping reservation system and a casualty insurance program, respectively. The purchase obligations primarily relate to minimum payments due under a telecommunications contract related to data transmission lines.

NOTE 18—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 4 for additional information related to income tax contingencies.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2008

        During the year ended December 31, 2008, $12.3 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.2 million shares of IAC common stock and 0.2 million shares of Expedia common stock were issued to the holders.

        After the close of trading on August 20, 2008, IAC completed the Spin-Off. The net assets of the spun-off businesses, net of cash of $728.0 million, of $3.2 billion is included in the accompanying consolidated statement of shareholders' equity as a reduction to additional paid-in capital and retained earnings.

        Immediately prior to and in connection with the Spin-Off, the Company exchanged $277.4 million of the Senior Notes for debt of ILG.

Supplemental Disclosure of Non-Cash Transactions for 2007

        On June 19, 2007, IAC completed the sale of HSE and received approximately 5.5 million shares of ARO stock and a derivative asset, valued at $190.1 million and $27.1 million, respectively.

        On June 8, 2007, the Company made an investment in Front Line Management Group, Inc. ("Front Line"), which included the conversion of $26.5 million convertible note. In connection with the Spin-Off, IAC transferred its equity investment in Front Line to Ticketmaster.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash paid during the period for:
Interest	$54,465	$56,585	$49,409
Income tax payments	16,191	174,539	65,558
Income tax refunds	(15,397)	(33,505)	(9,540)

NOTE 20—RELATED PARTY TRANSACTIONS

Continuing operations

        In connection with the Expedia spin-off, the Company and Expedia entered into various agreements, including, among others, a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement. In addition, in connection with and following the Expedia spin-off, the Company and Expedia have entered into various commercial agreements, which generally include distribution agreements, services agreements and advertising agreements. Certain of these agreements were entered into with IAC entities that were spun-off or sold and, accordingly, the related activity is described in discontinued operations. Total amounts received by the Company from Expedia related to these various agreements in 2008, 2007 and 2006 were $2.7 million, $3.1 million and $4.5 million, respectively. Amounts receivable by the Company from Expedia related to these various agreements at December 31, 2008 and 2007 were $0.6 million and $0.4 million, respectively, and are included in "Accounts receivable, net" in the accompanying consolidated balance sheet. Total payments made by the Company to Expedia related to these various agreements were $0.1 million in both 2008 and 2007, and $0.6 million in 2006. Amounts payable to Expedia by the Company related to these various agreements were less than $0.1 million at both December 31, 2008 and 2007, and are included in "Accounts payable, trade" in the accompanying consolidated balance sheet. The Company and Expedia expect these commercial relationships to continue for the foreseeable future. The Company and Expedia are related parties since they are under common control.

        In addition, each of IAC and Expedia has a 50% ownership interest in an aircraft that may be used by both companies. Members of this aircraft's flight crew are employed by an entity in which each of IAC and Expedia has a 50% ownership interest. IAC and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. During 2008, 2007 and 2006, total payments of $0.6 million, $0.5 million and $0.2 million, respectively, were made to this entity by IAC.

        On August 9, 2007, the Company sold a portion of its investment in Front Line to the Warner Music Group for $109.9 million. The sale did not result in a recognized gain or loss because the investment was sold at the same per share price that the Company paid to acquire the investment. Warner Music Group is a related party because its Chairman is one of the Company's board members.

        The Company has various agreements with Microsoft Corporation ("Microsoft"), which was the beneficial owner of more than 5% of IAC's outstanding common stock during 2006. These agreements include partner agreements, licensing agreements and support agreements with various IAC

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—RELATED PARTY TRANSACTIONS (Continued)

subsidiaries, primarily Match.com. Total fees paid related to these agreements in 2006 were $43.2 million. In the first quarter of 2007, Microsoft publicly disclosed that it was no longer the beneficial owner of 5% or more of IAC's outstanding common stock, and as a result, it is no longer a related party.

        The Company had a secured, non-recourse note receivable of $5.0 million from its Chairman and Chief Executive Officer. This note receivable was paid in full on September 5, 2007.

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

        IAC invested $50 thousand in 2008 and $0.5 million annually from 2004 through 2006 in convertible preferred stock of an online start-up venture controlled by IAC's Vice Chairman, Victor Kaufman. IAC has committed to invest a total of $2 million, which resulted in IAC receiving preferred stock convertible into 20% of the outstanding common stock of the venture. IAC has various approval rights over significant transactions, the right to appoint directors to the board of directors proportionate to its holdings, and various forms of anti-dilution protection for its investment. It also has the option to purchase additional preferred stock for $20 million such that IAC would hold a 50% ownership percentage in the venture, the right to purchase Mr. Kaufman's shares on March 31, 2012 (or earlier under certain circumstances in the event that Mr. Kaufman is no longer the senior-most executive of the venture) at fair market value, and the right to put its investment to the venture at the time of the venture's first significant financing for the value of its stake implied by the terms of such financing, discounted by 30% to account for the illiquidity of the stock.

Discontinued operations

        PRC and Ticketmaster received payments from Expedia in connection with call center outsourcing services. PRC received $20.4 million for such services for the year ended December 31, 2006. Ticketmaster received $0.2 million, $3.0 million and $3.8 million for such services during the period from January 1, 2008 to August 20, 2008 and for the years ended December 31, 2007 and 2006, respectively.

        Interval has an agreement with Arise Virtual Solutions (formerly Willow CSN) relating to outsourced call center services provided by Interval to its members. During the period from January 1, 2008 through August 20, 2008 and for the years ended December 31, 2007 and 2006, total payments of $2.8 million, $3.2 million and $1.1 million, respectively, were made to Arise. Arise is considered a related party because one of the Company's board members is a partner of Accretive LLC, which owns Arise Virtual Solutions.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—RELATED PARTY TRANSACTIONS (Continued)

        The Company has various agreements with Microsoft, which was the beneficial owner of more than 5% of IAC's outstanding common stock during 2006. These agreements include partner agreements, licensing agreements and support agreements. Total fees paid by Tree.com related to these agreements in 2006 were $21.8 million. In the first quarter of 2007, Microsoft publicly disclosed that it was no longer the beneficial owner of 5% or more of IAC's outstanding common stock, and as a result, it is no longer a related party.

NOTE 21—BENEFIT PLANS

        IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% (16% prior to September 1, 2007) of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for all plans were $5.6 million, $4.6 million and $3.3 million in 2008, 2007, and 2006, respectively. The increases in matching contributions are primarily related to increased participation in the plan. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.

        IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans were $0.7 million, $0.6 million and $0.5 million in 2008, 2007 and 2006, respectively.

NOTE 22—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31(a)(b)	Quarter Ended June 30(a)(b)(c)(h)	Quarter Ended September 30(b)(d)	Quarter Ended December 31(e)
	(In thousands, except per share data)
Year Ended December 31, 2008
Revenue	$370,656	$354,164	$369,280	$350,995
Gross profit	229,015	231,843	235,070	230,975
Operating loss	(11,108)	(6,434)	(22,638)	(21,781)
(Loss) earnings from continuing operations	(3,123)	(84,152)	(886)	225,190
Income (loss) from discontinued operations, net of tax	55,939	(337,445)	(13,951)	2,227
Net earnings (loss) available to common shareholders	52,816	(421,597)	(14,837)	227,417
(Loss) earnings per share from continuing operations:
Basic (loss) earnings per share(g)	$(0.02)	$(0.60)	$(0.01)	$1.60
Diluted (loss) earnings per share(g)	$(0.02)	$(0.60)	$(0.01)	$1.56
Net earnings (loss) per share available to common shareholders:
Basic earnings (loss) per share(g)	$0.38	$(3.02)	$(0.11)	$1.62
Diluted earnings (loss) per share(g)	$0.38	$(3.02)	$(0.11)	$1.57

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—QUARTERLY RESULTS (UNAUDITED) (Continued)

	Quarter Ended March 31(a)	Quarter Ended June 30(a)(i)	Quarter Ended September 30(a)	Quarter Ended December 31(a)(f)(j)
	(In thousands, except per share data)
Year Ended December 31, 2007
Revenue	$299,768	$318,573	$335,361	$378,880
Gross profit	179,067	190,867	194,717	213,610
Operating (loss) income	(19,047)	(26,981)	1,693	(34,169)
(Loss) earnings from continuing operations	(5,959)	(6,140)	4,918	2,784
Income (loss) from discontinued operations, net of tax	66,709	100,743	65,553	(372,677)
Net earnings (loss) available to common shareholders	60,750	94,603	70,471	(369,893)
(Loss) earnings per share from continuing operations:
Basic (loss) earnings per share(g)	$(0.04)	$(0.04)	$0.03	$0.02
Diluted (loss) earnings per share(g)	$(0.04)	$(0.04)	$0.03	$0.02
Net earnings (loss) per share available to common shareholders:
Basic earnings (loss) per share(g)	$0.42	$0.66	$0.49	$(2.61)
Diluted earnings (loss) per share(g)	$0.42	$0.66	$0.47	$(2.53)

(a)
The quarterly data presented above reflects the classification of HSNi, ILG, Ticketmaster, Tree.com, EPI and HSE as discontinued operations with effect from January 1, 2007. Accordingly, quarterly financial data presented above differs from the amounts reflected in the Company's quarterly reports on Form 10-Q for the first and second quarters of 2008 and the first, second and third quarters of 2007.

(b)
The first, second and third quarters of 2008 include after-tax Spin-Off expenses of $7.9 million, $11.6 million and $15.7 million, respectively.

(c)
The second quarter of 2008 includes an after-tax write-down of $92.7 million on the Company's investment in Arcandor AG, partially offset by an after-tax gain of $18.3 million associated with the sale of the Company's preferred investment in Points.

(d)
The third quarter of 2008 includes an after-tax loss of $38.3 million on the extinguishment of $734.2 million of the Senior Notes.

(e)
The fourth quarter of 2008 includes an after-tax gain of $242.5 million on the sale of the Company's investment in Jupiter Shop, partially offset by an after-tax write-down of $26.4 million related to the Company's investment portfolio.

(f)
The fourth quarter of 2007 includes an after-tax gain of $10.2 million representing amounts received due to the resolution of certain contingencies related to the sale of the Company's common interest in VUE to NBC Universal on June 7, 2005.

(g)
Per share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—QUARTERLY RESULTS (UNAUDITED) (Continued)

Discontinued operations

(h)
The second quarter of 2008 includes after-tax impairment charges of $262.1 million and $148.9 million related to the write-down of the goodwill and intangible assets of HSNi and Tree.com, respectively, partially offset by an after-tax gain of $22.5 million related to the sale of EPI.

(i)
The second quarter of 2007 includes an after-tax gain of $35.1 million related to the sale of HSE.

(j)
The fourth quarter of 2007 includes after-tax impairment charges of $452.1 million and $44.7 million related to the write-down of the goodwill and intangible assets of Tree.com and EPI, respectively.

NOTE 23—SUBSEQUENT EVENTS (UNAUDITED)

        On January 31, 2009, IAC sold ReserveAmerica to The Active Network, Inc. ("Active") for approximately 3.5 million shares of Active convertible preferred stock, valued at $35.0 million at the time of the sale. ReserveAmerica will be reported as a discontinued operation beginning in the first quarter of 2009 and all relevant prior periods will be reclassified to conform to this presentation. The assets and liabilities of ReserveAmerica included in the accompanying consolidated balance sheet consist of the following (in thousands):

	December 31,
	2008	2007
Current assets	$3,591	$3,529
Goodwill	25,415	30,900
Other non-current assets	7,858	10,222

Total assets	36,864	44,651
Total current liabilities	(1,757)	(1,329)

Net assets	$35,107	$43,322

        On February 19, 2009, Match.com and Meetic, a leading European online dating company based in France, entered into an agreement for Meetic to acquire Match.com's European operations. As consideration, Match.com will receive a 27% stake in Meetic, plus a €5.0 million note.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2008, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.

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

Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 25, 2009

Item 9B.    Other Information

        None.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Stockholders, or the 2009 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Information Concerning Named Executives Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2009 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the section entitled "Corporate Governance" in the 2009 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2009 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "The Board and Board Committees" and "Compensation Committee Report," respectively, in the 2009 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding ownership of IAC common stock and Class B common stock, and securities authorized for issuance under IAC's various equity compensation plans, is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions with IAC and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the section entitled "Fees Paid to Our Independent Registered Public Accounting Firm" in the 2009 Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC

  Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

  Consolidated Balance Sheet as of December 31, 2008 and 2007.

  Consolidated Statement of Operations for the Years Ended December 31, 2008, 2007 and 2006.

  Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2008, 2007 and 2006.

  Consolidated Statement of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

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

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2008.

Exhibit No.	Description	Location
4.1	Indenture (relating to the 7% Senior Notes due 2013), dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and The Bank of New York (successor in interest to JPMorgan Chase Bank), as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.2	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.3
	Supplemental Indenture, dated as of August 7, 2008, between IAC/InterActiveCorp (formerly known as USA Interactive), a Delaware corporation, and The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as Trustee.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 13, 2008.
4.4
In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Amended and Restated Stockholders Agreement, dated as of August 9, 2005, between Liberty Media Corporation and Barry Diller.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.3	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.4	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.6	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Incorporated by reference to Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.7	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)(2)

Exhibit No.	Description	Location
10.8	Amended and Restated IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)(2)
10.9	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.(1)
10.10	Form of Terms and Conditions of Annual Vesting Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.11	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.12	Amended and Restated 2000 Stock and Annual Incentive Plan.(1)(2)
10.13	HSN, Inc. 1997 Stock and Annual Incentive Plan.(1)	Appendix F to the Registrant's Definitive Proxy Statement, dated January 13, 1998.
10.14	Form of Restricted Stock Unit Agreement for the Amended and Restated 2000 Stock and Annual Incentive Plan and the HSN, Inc. 1997 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.15	Silver King Communications, Inc. Directors' Stock Option Plan.(1)	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.16	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated May 23, 2006.
10.17	Amended and Restated 2000 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.(1)(2)
10.18	Amended and Restated 2007 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.(1)(2)
10.19	IAC/InterActiveCorp Executive Deferred Compensation Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.20	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.21	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.
10.22	Amendment No. 1, dated as of June 6, 2005, to Agreement dated as of February 5, 2004, between Victor Kaufman and IAC/InterActiveCorp.(1)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

Exhibit No.	Description	Location
10.23	Amended and Restated Employment Agreement between Thomas J. McInerney and the Registrant, dated as of December 30, 2008.(1)(2)
10.24	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 21, 2006.(1)	Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.25	Google Services Agreement, dated as of January 1, 2008, between IAC/InterActiveCorp and Google.(2)(3)
21.1	Subsidiaries of IAC/InterActiveCorp as of December 31, 2008.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
99.1	Financial Statements of Jupiter Shop Channel Co. Ltd(5)

(1)
Reflects management contracts and management and director compensatory plans.

(2)
Filed herewith.

(3)
Certain portions of this document have been omitted pursuant to a confidential treatment request.

(4)
Furnished herewith.

(5)
To be filed pursuant to an amendment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2009	IAC/INTERACTIVECORP
	By:	/s/ BARRY DILLER
Barry Diller Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2009:

Signature	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Vice Chairman and Director
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Senior Vice President and Controller (Chief Accounting Officer)
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director
/s/ DONALD R. KEOUGH Donald R. Keough	Director
/s/ BRYAN LOURD Bryan Lourd	Director
/s/ JOHN C. MALONE John C. Malone	Director
/s/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director

Signature	Title

/s/ DAVID S. ROSENBLATT David S. Rosenblatt	Director
/s/ ALAN G. SPOON Alan G. Spoon	Director
/s/ ALEXANDER VON FURSTENBERG Alexander von Furstenberg	Director
/s/ MICHAEL P. ZEISSER Michael P. Zeisser	Director

Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In Thousands)
2008
Allowance for doubtful accounts and revenue reserves	$8,714	$9,521	(1)	$(176)		$(6,663	)(4)	$11,396
Sales returns accrual	749	45		—		—		794
Deferred tax valuation allowance	22,266	15,972	(2)	1,282	(3)	—		39,520
Other reserves	2,280							3,079
2007
Allowance for doubtful accounts and revenue reserves	$8,410	$7,150	(1)	$(118)		$(6,728	)(4)	$8,714
Sales returns accrual	493	—		256		—		749
Deferred tax valuation allowance	25,865	(1,014	)(5)	(2,585	)(6)	—		22,266
Other reserves	2,240							2,280
2006
Allowance for doubtful accounts and revenue reserves	$7,810	$5,345	(1)	$116		$(4,861	)(4)	$8,410
Sales returns accrual	—	244		249		—		493
Deferred tax valuation allowance	9,230	2,909	(7)	13,726	(8)	—		25,865
Other reserves	1,671							2,240

(1)
Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(2)
Amount is primarily related to other-than-temporary losses related to investments.

(3)
Amount is primarily related to unbenefitted unrealized losses in other comprehensive income.

(4)
Write-off of fully reserved accounts receivable.

(5)
Amount is primarily related to Match's foreign net operating losses.

(6)
Amount is primarily related to the write-off of previously unbenefitted deferred tax assets for state and foreign net operating losses.

(7)
Amount is primarily related to state and foreign net operating losses which impacted the income tax provision.

(8)
Amount is primarily related to IAC Search & Media's and Match's acquired foreign and state net operating losses which impacted goodwill.