Form 10-K/A
period 2008-12-31
IAC/INTERACTIVECORP
filed 2009-04-02
CIK 891103

Use these links to rapidly review the document

As filed with the Securities and Exchange Commission on April 2, 2009

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

 EXPLANATORY NOTE

        The Registrant hereby amends and restates Note 7 "Long-Term Investments" and Note 23 "Subsequent Events (UNAUDITED)" set forth under "Item 8. Consolidated Financial Statements and Supplementary Data" contained in IAC/InterActiveCorp's ("IAC") Annual Report on Form 10-K for the year ended December 31, 2008 (the "Original Form 10-K"). This Amendment No. 1 on Form 10-K/A to the Original Form 10-K is being filed to provide additional summarized financial information of IAC's former equity method investment, Jupiter Shop Channel Co., Ltd. in Note 7 and to provide additional information with respect to the sale of IAC's former subsidiary ReserveAmerica in Note 23.

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

        Substantially all of the Company's fixed income securities are rated investment grade or better. The gross unrealized losses related to fixed income securities were due primarily to changes in credit quality of the security or interest rates. In the third quarter of 2008, the Company recorded an other-than-temporary impairment charge on marketable securities of $1.8 million that is included in "Other (expense) income" in the accompanying consolidated statement of operations. The decline in value was determined to be other-than-temporary due to the Company's assessment of the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES (Continued)

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

Long-term marketable equity securities

        As part of the consideration for the sale of HSE to Arcandor AG ("ARO") on June 19, 2007, the Company received approximately 5.5 million shares of ARO stock (the "ARO Shares") valued at €141 million or $190.1 million. During 2008, the Company concluded that the decline in the price of the ARO Shares was other-than-temporary and wrote the value of the investment down during the second and fourth quarters, resulting in a $166.7 million aggregate impairment charge. These losses were determined to be other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price. At December 31, 2008 and 2007, the carrying value of the ARO Shares was $23.8 million and $130.8 million, respectively. Additionally, in the fourth quarter of 2008, the Company recorded a $6.2 million impairment charge to write-down certain other long-term marketable equity securities.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS (Continued)

        Summarized financial information for Jupiter Shop is as follows (in thousands):

As of November 30, 2008 and for the period December 1, 2007 to November 30, 2008
Cash and cash equivalents	$437,331
Accounts receivable, net	74,121
Inventories, net	52,890
Other current assets	29,569

Current assets	593,911
Non-current assets	88,568

Total assets	$682,479

Current liabilities	$(143,466)
Non-current liabilities	(4,565)

Total liabilities	(148,031)
Shareholders' equity	(534,448)

Total liabilities and shareholders' equity	$(682,479)

Net sales	$1,021,215
Cost of sales (exclusive of depreciation and amortization shown below)	519,366

Gross profit	501,849
Operating costs	196,101
Production and technical services	28,534
Sales and marketing expense	23,943
General and administrative expense	63,107
Depreciation and amortization expense	24,133

Operating income	166,031
Other income	3,751
Tax provision	(70,330)

Net income	$99,452

Net cash provided by operating activities	$131,791
Net cash used in investing activities	(9,760)
Effect of exchange rate changes on cash and cash equivalents	51,509

Increase in cash and cash equivalents	173,540
Cash and cash equivalents at November 30, 2007	263,791

Cash and cash equivalents at November 30, 2008	$437,331

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS (Continued)

	2007	2006
Current assets	$244,918	$240,297
Non-current assets	239,564	214,237
Current liabilities	(111,168)	(177,090)
Non-current liabilities	(3,629)	(1,125)
Net sales	866,739	835,114
Gross profit	336,809	346,762
Net income	86,581	105,121

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

NOTE 23—SUBSEQUENT EVENTS (UNAUDITED)

        On January 31, 2009, IAC sold ReserveAmerica to The Active Network, Inc. ("Active") for approximately 3.5 million shares of Active convertible preferred stock, valued at $35.0 million at the time of the sale. No gain or loss was recognized on the sale of ReserveAmerica as the fair value of the Active convertible preferred stock received was equivalent to the basis in ReserveAmerica. The assets and liabilities of ReserveAmerica included in the accompanying consolidated balance sheet consist of the following (in thousands):

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

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2008.

Exhibit No.	Description	Location
4.1	Indenture (relating to the 7% Senior Notes due 2013), dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and The Bank of New York (successor in interest to JPMorgan Chase Bank), as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.2	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.3
	Supplemental Indenture, dated as of August 7, 2008, between IAC/InterActiveCorp (formerly known as USA Interactive), a Delaware corporation, and The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 13, 2008.
4.4
In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
4.5	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 17, 2002.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Amended and Restated Stockholders Agreement, dated as of August 9, 2005, between Liberty Media Corporation and Barry Diller.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.3	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.4	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.6	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Incorporated by reference to Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.

Exhibit No.	Description	Location
10.7	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)(2)
10.8	Amended and Restated IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)(2)
10.9	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.(1)
10.10	Form of Terms and Conditions of Annual Vesting Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.11	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.12	Amended and Restated IAC/InterActiveCorp 2000 Stock and Annual Incentive Plan.(1)(2)
10.13	HSN, Inc. 1997 Stock and Annual Incentive Plan.(1)	Appendix F to the Registrant's Definitive Proxy Statement, dated January 13, 1998.
10.14	Form of Restricted Stock Unit Agreement for the Amended and Restated IAC/InterActiveCorp 2000 Stock and Annual Incentive Plan and the HSN, Inc. 1997 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.15	Silver King Communications, Inc. Directors' Stock Option Plan.(1)	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.16	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated May 23, 2006.
10.17	Amended and Restated IAC/InterActiveCorp 2000 Deferred Compensation Plan For Non-Employee Directors.(1)(2)
10.18	Amended and Restated IAC/InterActiveCorp 2007 Deferred Compensation Plan For Non-Employee Directors.(1)(2)
10.19	IAC/InterActiveCorp Executive Deferred Compensation Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.20	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.21	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.

Exhibit No.	Description	Location
10.22	Amendment No. 1, dated as of June 6, 2005, to Agreement dated as of February 5, 2004, between Victor Kaufman and IAC/InterActiveCorp.(1)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.23	Amended and Restated Employment Agreement between Thomas J. McInerney and the Registrant, dated as of December 30, 2008.(1)(2)
10.24	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 21, 2006.(1)	Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.25	Google Services Agreement, dated as of January 1, 2008, between IAC/InterActiveCorp and Google.(2)(3)
21.1	Subsidiaries of IAC/InterActiveCorp as of December 31, 2008.(2)
23.1	Consent of Ernst & Young LLP.(4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
99.1	Financial Statements of Jupiter Shop Channel Co. Ltd.(6)

(1)
Reflects management contracts and management and director compensatory plans.

(2)
Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 2, 2009.

(3)
Certain portions of this document have been omitted pursuant to a confidential treatment request.

(4)
Filed herewith.

(5)
Furnished herewith.

(6)
To be filed pursuant to an amendment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2009	IAC/INTERACTIVECORP
	By:	/s/ MICHAEL H. SCHWERDTMAN
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