Form 10-Q
period 2009-03-31
IAC/INTERACTIVECORP
filed 2009-05-07
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 7, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of April 24, 2009, the following shares of the Registrant's common stock were outstanding:

Common Stock	136,818,520
Class B Common Stock	12,799,999

Total outstanding Common Stock	149,618,519

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April, 24, 2009 was $1,783,542,784. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

 PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,792,795	$1,744,994
Marketable securities	216,528	125,592
Accounts receivable, net of allowance of $11,441 and $11,396, respectively	91,762	98,402
Other current assets	223,036	217,798

Total current assets	2,324,121	2,186,786
Property and equipment, net	313,196	326,961
Goodwill	1,894,740	1,910,295
Intangible assets, net	390,896	386,756
Long-term investments	141,221	120,582
Other non-current assets	309,526	319,218

TOTAL ASSETS	$5,373,700	$5,250,598

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$54,238	$52,833
Deferred revenue	59,518	50,886
Accrued expenses and other current liabilities	199,341	182,285

Total current liabilities	313,097	286,004
Long-term obligations	95,844	95,844
Income taxes payable	406,814	403,043
Other long-term liabilities	23,204	15,400
Redeemable noncontrolling interest	27,541	22,771
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 222,181,178 and 210,217,183 shares, respectively, and outstanding 137,331,646 and 127,809,801 shares, respectively	222	210
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	11,267,536	11,112,014
Retained earnings	199,059	227,445
Accumulated other comprehensive (loss) income	(8,714)	2,180
Treasury stock 84,849,532 and 82,407,382 shares, respectively	(6,950,919)	(6,914,329)

Total shareholders' equity	4,507,200	4,427,536

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,373,700	$5,250,598

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Revenue	$332,010	$370,656
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	123,609	137,835
Selling and marketing expense	122,213	113,766
General and administrative expense	73,634	80,594
Product development expense	18,088	21,452
Depreciation	16,214	17,259
Amortization of non-cash marketing	2,305	2,796
Amortization of intangibles	8,015	8,062
Goodwill impairment	1,056	—

Total costs and expenses	365,134	381,764

Operating loss	(33,124)	(11,108)
Other income (expense):
Interest income	3,728	8,073
Interest expense	(1,464)	(11,978)
Equity in (losses) income of unconsolidated affiliates	(1,847)	5,779
Other income	146	9,817

Total other income, net	563	11,691

(Loss) earnings from continuing operations before income taxes	(32,561)	583
Income tax benefit (provision)	2,679	(4,036)

Loss from continuing operations	(29,882)	(3,453)
Income from discontinued operations, net of tax	1,238	55,939

Net (loss) earnings	(28,644)	52,486
Net loss attributable to noncontrolling interest	258	330

Net (loss) earnings attributable to IAC shareholders	$(28,386)	$52,816

Per share information attributable to IAC shareholders:
Basic loss per share from continuing operations	$(0.20)	$(0.02)
Diluted loss per share from continuing operations	$(0.20)	$(0.02)
Basic (loss) earnings per share	$(0.19)	$0.38
Diluted (loss) earnings per share	$(0.19)	$0.38
Non-cash compensation expense by function:
Cost of revenue	$824	$817
Selling and marketing expense	954	945
General and administrative expense	15,444	15,692
Product development expense	1,358	1,432

Total non-cash compensation expense	$18,580	$18,886

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value						Accum. Other Comp. (Loss) Income
						Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2008	$4,427,536	$210	210,217	$16	16,157	$11,112,014	$227,445	$2,180	$(6,914,329)
Comprehensive loss:
Net loss attributable to IAC shareholders for the three months ended March 31, 2009	(28,386)	—	—	—	—	—	(28,386)	—	—
Foreign currency translation, net of tax benefit of $1,978	(4,142)	—	—	—	—	—	—	(4,142)	—
Unrealized losses on available-for-sale securities, net of tax benefit of $3,806	(6,752)	—	—	—	—	—	—	(6,752)	—

Comprehensive loss	(39,280)

Non-cash compensation expense	18,706	—	—	—	—	18,706	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	5,424	—	419	—	—	5,424	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(5,605)	—	—	—	—	(5,605)	—	—	—
Issuance of common stock upon the exercise of warrants	151,264	12	11,545	—	—	151,252	—	—	—
Purchase of treasury stock	(36,590)	—	—	—	—	—	—	—	(36,590)
Fair value of redeemable noncontrolling interest adjustment	(255)	—	—	—	—	(255)	—	—	—
Equity award modification to settle a vested stock award for cash	(14,000)	—	—	—	—	(14,000)	—	—	—

Balance as of March 31, 2009	$4,507,200	$222	222,181	$16	16,157	$11,267,536	$199,059	$(8,714)	$(6,950,919)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(28,644)	$52,486
Less: income from discontinued operations, net of tax	(1,238)	(55,939)

Loss from continuing operations	(29,882)	(3,453)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	16,214	17,259
Amortization of intangibles	8,015	8,062
Goodwill impairment	1,056	—
Non-cash compensation expense	18,580	18,886
Amortization of non-cash marketing	2,305	2,796
Deferred income taxes	(3,937)	(5,181)
Equity in losses (income) of unconsolidated affiliates	1,847	(5,779)
Net increase in the fair value of the derivatives created in the HSE sale and the Expedia spin-off	—	(6,586)
Changes in current assets and liabilities:
Accounts receivable	1,778	13,364
Other current assets	1,633	(9,261)
Accounts payable and other current liabilities	19,122	(8,859)
Income taxes payable	2,518	9,822
Deferred revenue	6,751	3,579
Other, net	2,699	1,951

Net cash provided by operating activities attributable to continuing operations	48,699	36,600

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(11,537)	(4,717)
Capital expenditures	(8,580)	(15,848)
Proceeds from sales and maturities of marketable securities	26,386	181,035
Purchases of marketable securities	(118,033)	(35,971)
Purchases of long-term investments	(1,211)	(48,391)
Other, net	(8,402)	347

Net cash (used in) provided by investing activities attributable to continuing operations	(121,377)	76,455

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(29,176)	(145,590)
Issuance of common stock, net of withholding taxes	148,778	(6,016)
Excess tax benefits from stock-based awards	86	195
Other, net	1,054	262

Net cash provided by (used in) financing activities attributable to continuing operations	120,742	(151,149)

Total cash provided by (used in) continuing operations	48,064	(38,094)

Net cash (used in) provided by operating activities attributable to discontinued operations	(527)	112,966
Net cash used in investing activities attributable to discontinued operations	—	(430,250)
Net cash used in financing activities attributable to discontinued operations	—	(8,582)

Total cash used in discontinued operations	(527)	(325,866)
Effect of exchange rate changes on cash and cash equivalents	264	12,708

Net increase (decrease) in cash and cash equivalents	47,801	(351,252)
Cash and cash equivalents at beginning of period	1,744,994	1,585,302

Cash and cash equivalents at end of period	$1,792,795	$1,234,050

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        IAC operates more than 35 leading and diversified Internet businesses across 40 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Media & Advertising segment; its Match and ServiceMagic segments; the businesses comprising its Emerging Businesses segment; and certain investments in unconsolidated affiliates.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all voting controlled subsidiaries or affiliates of the Company. The Company has no variable interest entities. Intercompany transactions and accounts have been eliminated. Investments in entities in which the Company has the ability to exercise significant influence, but does not own a controlling voting interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008, as amended.

Use of Estimates

        Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: recovery of marketable securities; the allowance for doubtful accounts and other revenue related allowances; recoverability of long-lived assets, including definite-lived intangible assets; recovery of goodwill and indefinite-lived intangible assets; recovery of derivative assets; income taxes payable and deferred income taxes, including related reserves and valuation allowances; and assumptions related to the determination of stock-based compensation.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company's reporting units are consistent with its determination of its operating segments. Goodwill is tested for impairment at the reporting unit level. The Company's operating segments, reporting units and reportable segments are as follows:

Operating Segment and Reporting Unit	Reportable Segment
IAC Search & Media	Media & Advertising
Citysearch	Media & Advertising
Match	Match
ServiceMagic	ServiceMagic
Shoebuy	Emerging Businesses
InstantAction.com	Emerging Businesses
Connected Ventures	Emerging Businesses

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

Reclassifications

        Effective January 1, 2009, the Company adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 changed the accounting for and reporting of minority interest (also referred to as noncontrolling interest) in the Company's consolidated financial statements. Upon adoption, such noncontrolling interests are reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, in accordance with FASB Emerging Issues Task Force Topic No. D-98, "Classification and Measurement of Redeemable Securities," securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of shareholders' equity. Since the Company's noncontrolling interests are exercisable

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

outside the control of IAC these interests are included in the mezzanine section of the accompanying consolidated balance sheet, outside of shareholders' equity. Upon adoption of SFAS No. 160, certain prior period amounts were reclassified to conform to the current period financial statement presentation.

        The accompanying unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2008 have been reclassified to present Entertainment Publications, Inc. ("EPI"), which previously comprised IAC's former Entertainment segment, and HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com"), which were spun-off into separate independent public companies on August 20, 2008 (the "Spin-Off"), as discontinued operations.

        Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

        Property and equipment, net is comprised of (in thousands):

	March 31, 2009	December 31, 2008
Buildings and leasehold improvements	$227,290	$229,474
Computer equipment and capitalized software	194,765	222,131
Furniture and other equipment	41,143	41,767
Projects in progress	14,761	18,482
Land	5,117	5,117

	483,076	516,971
Less: accumulated depreciation and amortization	(169,880)	(190,010)

Property and equipment, net	$313,196	$326,961

Accumulated other comprehensive (loss) income

        Accumulated other comprehensive (loss) income, net of tax, is comprised of (in thousands):

	March 31, 2009	December 31, 2008
Foreign currency translation, net of tax	$1,204	$5,346
Unrealized losses on available-for-sale securities, net of tax	(9,918)	(3,166)

Accumulated other comprehensive (loss) income, net of tax	$(8,714)	$2,180

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Revenue

        Revenue is comprised of (in thousands):

	Three Months Ended March 31,
	2009	2008
Service revenue	$306,742	$346,109
Product revenue	25,268	24,547

Revenue	$332,010	$370,656

Comprehensive (loss) income

        Comprehensive (loss) income is comprised of (in thousands):

	Three Months Ended March 31,
	2009	2008
Net (loss) earnings attributable to IAC shareholders	$(28,386)	$52,816

Foreign currency translation, net of tax	(4,142)	21,418
Unrealized losses on available-for-sale securities, net of tax	(6,752)	(16,994)

Other comprehensive (loss) income	(10,894)	4,424

Comprehensive (loss) income	$(39,280)	$57,240

NOTE 3—INCOME TAXES

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

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the quarter in which the change occurs.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

        For the three months ended March 31, 2009, the Company recorded an income tax benefit for continuing operations of $2.7 million on a pre-tax loss of $32.6 million which represents an effective tax rate of 8%. For the three months ended March 31, 2008, the Company recorded an income tax provision for continuing operations of $4.0 million on pre-tax income of $0.6 million. The tax rate for the three months ended March 31, 2009 is lower than the federal statutory rate of 35% due principally to an increase in the valuation allowance on deferred tax assets related to losses from equity investments, non-deductible transaction costs related to the pending sale of Match Europe to Meetic, interest on tax contingencies and state taxes, partially offset by foreign income taxed at lower rates. The tax rate for the three months ended March 31, 2008 is higher than the federal statutory rate of 35% due principally to non-deductible costs related to the Spin-Off, interest on tax contingencies, a write-off of a deferred tax asset related to executive compensation and state taxes, partially offset by foreign income taxed at lower rates.

        At March 31, 2009 and December 31, 2008, unrecognized tax benefits, including interest, were $422.9 million and $422.3 million, respectively. Total unrecognized tax benefits as of March 31, 2009 include $15.9 million that have been netted against the related deferred tax assets. Of the remaining balance, $406.8 million and $0.2 million are reflected in "non-current income taxes payable" and "accrued expenses and other current liabilities", respectively. Unrecognized tax benefits for the three months ended March 31, 2009 increased by $0.6 million due principally to interest, partially offset by the effective settlement of certain prior year tax positions with the Internal Revenue Service ("IRS") relating to the reversal of deductible temporary differences. Included in unrecognized tax benefits at March 31, 2009 is $125.7 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of March 31, 2009 are subsequently recognized, $67.4 million and $179.9 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $55.1 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax benefit for continuing operations for the three months ended March 31, 2009 is a $2.6 million expense, net of related deferred taxes of $1.7 million, for interest on unrecognized tax benefits. At March 31, 2009 and December 31, 2008, the Company has accrued $53.5 million and $49.7 million, respectively, for the payment of interest. There are no material accruals for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known.

        The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2009. Various state, local and foreign jurisdictions are currently under examination, the most significant of

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

which are California, Florida, New York and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed by 2010. In early 2009, the IRS commenced an audit of the Company's tax returns for the years ended December 31, 2004 through 2006. The statue of limitations for these years has been extended and this examination is expected to be completed in 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $13.0 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	March 31, 2009	December 31, 2008
Goodwill	$1,894,740	$1,910,295
Intangible assets with indefinite lives	337,313	337,313
Intangible assets with definite lives, net	53,583	49,443

Total goodwill and intangible assets, net	$2,285,636	$2,297,051

        The following table presents the balance of goodwill by segment, including the changes in the carrying amount of goodwill, for the three months ended March 31, 2009 (in thousands):

	Balance as of January 1, 2009	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of March 31, 2009
Media & Advertising	$1,461,097	$8,028	$(1,407)	$—	$3	$1,467,721
Match	225,558	—	—	—	760	226,318
ServiceMagic	107,369	5,053	(1,802)	—	281	110,901
Emerging Businesses	116,271	—	(25,109)	(1,056)	(306)	89,800

Total	$1,910,295	$13,081	$(28,318)	$(1,056)	$738	$1,894,740

        Additions relate to acquisitions. Deductions principally relate to the sale of ReserveAmerica on January 31, 2009.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate to trade names and trademarks acquired in various acquisitions. At March 31, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$115,190	$(84,560)	$30,630	4.9
Supplier agreements	23,595	(11,290)	12,305	6.0
Distribution agreements	4,600	(4,258)	342	4.0
Customer lists	2,559	(2,320)	239	1.6
Other	22,676	(12,609)	10,067	3.4

Total	$168,620	$(115,037)	$53,583

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$113,599	$(78,617)	$34,982	4.9
Supplier agreements	22,370	(10,302)	12,068	6.0
Distribution agreements	4,600	(3,969)	631	4.0
Customer lists	2,639	(2,472)	167	1.8
Other	17,846	(16,251)	1,595	2.8

Total	$161,054	$(111,611)	$49,443

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$27,821
2010	14,942
2011	2,500
2012	2,267
2013	1,363
2014	550

$49,443

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to IAC shareholders.

	Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(29,882)	$(29,882)	$(3,453)	$(3,453)
Net loss attributable to noncontrolling interest	258	258	330	330

Loss from continuing operations attributable to IAC shareholders (a)	(29,624)	(29,624)	(3,123)	(3,123)
Income from discontinued operations, net of tax	1,238	1,238	55,939	55,939

Net (loss) earnings attributable to IAC shareholders	$(28,386)	$(28,386)	$52,816	$52,816

Denominator:
Weighted average basic shares outstanding	147,776	147,776	139,383	139,383
Dilutive securities including stock options, warrants and RSUs	—	—	—	—

Denominator for earnings per share—weighted average shares (b)	147,776	147,776	139,383	139,383

(Loss) earnings per share attributable to IAC shareholders:
Loss per share from continuing operations	$(0.20)	$(0.20)	$(0.02)	$(0.02)
Discontinued operations, net of tax	0.01	0.01	0.40	0.40

(Loss) earnings per share	$(0.19)	$(0.19)	$0.38	$0.38

(a)
For the three months ended March 31, 2008, approximately 0.2 million weighted average common shares related to the assumed conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes") were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. During the second quarter of 2008 all outstanding Convertible Notes were fully converted.

(b)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Convertible Notes if the effect is dilutive. Because the Company had a loss from continuing operations for both the three months ended March 31, 2009 and 2008, no potentially dilutive securities were included in the denominator for computing diluted earnings per share, since their impact would be anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the three months ended March 31, 2009 and 2008, approximately 39.2 million and 53.4 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Entities included in discontinued operations, as described in Note 8, are excluded from the schedules below. Operating segments are combined for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue:
Media & Advertising	$167,620	$215,538
Match	90,060	90,536
ServiceMagic	31,353	28,948
Emerging Businesses	44,022	43,763
Inter-segment elimination	(1,045)	(8,129)

Total	$332,010	$370,656

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating Income (Loss):
Media & Advertising	$1,088	$31,299
Match	9,742	7,136
ServiceMagic	2,003	5,610
Emerging Businesses	(12,700)	(9,308)
Corporate	(33,257)	(45,845)

Total	$(33,124)	$(11,108)

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

NOTE 6—SEGMENT INFORMATION (Continued)

prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating Income Before Amortization:
Media & Advertising	$10,134	$37,529
Match	9,941	10,139
ServiceMagic	2,801	6,149
Emerging Businesses	(11,056)	(7,825)
Corporate	(14,988)	(27,356)

Total	$(3,168)	$18,636

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net (loss) earnings attributable to IAC shareholders in total (in thousands):

	Three Months Ended March 31, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Goodwill Impairment	Operating Income (Loss)
Media & Advertising	$10,134	$(147)	$(2,305)	$(6,594)	$—	$1,088
Match	9,941	(77)	—	(122)	—	9,742
ServiceMagic	2,801	(150)	—	(648)	—	2,003
Emerging Businesses	(11,056)	63	—	(651)	(1,056)	(12,700)
Corporate	(14,988)	(18,269)	—	—	—	(33,257)

Total	$(3,168)	$(18,580)	$(2,305)	$(8,015)	$(1,056)	(33,124)

Other income, net						563

Loss from continuing operations before income taxes						(32,561)
Income tax benefit						2,679

Loss from continuing operations						(29,882)
Income from discontinued operations, net of tax						1,238

Net loss						(28,644)
Net loss attributable to noncontrolling interest						258

Net loss attributable to IAC shareholders						$(28,386)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$37,529	$—	$—	$(6,230)	$31,299
Match	10,139	—	(2,796)	(207)	7,136
ServiceMagic	6,149	(156)	—	(383)	5,610
Emerging Businesses	(7,825)	(241)	—	(1,242)	(9,308)
Corporate	(27,356)	(18,489)	—	—	(45,845)

Total	$18,636	$(18,886)	$(2,796)	$(8,062)	(11,108)

Other income, net					11,691

Earnings from continuing operations before income taxes					583
Income tax provision					(4,036)

Loss from continuing operations					(3,453)
Income from discontinued operations, net of tax					55,939

Net earnings					52,486
Net loss attributable to noncontrolling interest					330

Net earnings attributable to IAC shareholders					$52,816

        The following table presents depreciation by segment:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Depreciation:
Media & Advertising	$8,537	$9,508
Match	2,408	2,075
ServiceMagic	801	794
Emerging Businesses	1,709	1,628
Corporate	2,759	3,254

Total	$16,214	$17,259

        The Company maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue:
United States	$271,937	$298,401
All other countries	60,073	72,255

Total	$332,010	$370,656

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—SEGMENT INFORMATION (Continued)

	March 31, 2009	December 31, 2008
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$311,146	$324,734
All other countries	2,050	2,227

Total	$313,196	$326,961

NOTE 7—FAIR VALUE MEASUREMENTS

        In accordance with SFAS No. 157, "Fair Value Measurements," the Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the assumptions used in pricing the asset or liability into the following three levels:

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

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2009
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Marketable securities	$215,484	$1,044	$—	$216,528
Long-term investments	27,875	—	10,020	37,895
Derivative asset created in the HSE sale	—	—	53,582	53,582

Total	$243,359	$1,044	$63,602	$308,005

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2008
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

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For The Three Months Ended March 31, 2009
	Long-Term Investments	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at January 1, 2009	$10,725	$57,189
Total net gains or losses (unrealized):
Included in other comprehensive income	(705)	(3,607)

Balance at March 31, 2009	$10,020	$53,582

	For The Three Months Ended March 31, 2008
	Long-Term Investments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at January 1, 2008	$14,763	$1,100	$54,656
Total net gains or losses (realized and unrealized):
Included in earnings	—	2,300	4,286
Included in other comprehensive income	(970)	—	4,061

Balance at March 31, 2008	$13,793	$3,400	$63,003

        There were no gains or losses included in earnings for the three months ended March 31, 2009 relating to the Company's assets and liabilities that are measured at fair value on a recurring basis

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

using significant unobservable inputs (Level 3). The following table presents the gains and losses included in earnings for the three months ended March 31, 2008:

	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total gains included in earnings for the three months ended March 31, 2008:
Other income	$2,300	$4,286

Total	$2,300	$4,286

Change in unrealized gains relating to assets and liabilities still held at March 31, 2008:
Other income	$2,300	$4,286

Total	$2,300	$4,286

Long-term investments

        Long-term investments in the tables above that are measured at fair value using significant unobservable inputs (Level 3) are available-for-sale auction rate securities accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The auction rate securities are valued by discounting the estimated future cash flow streams of the securities over the life of the securities. Credit spreads and other risk factors are also considered in establishing a fair value. At March 31, 2009, the auction rate securities are rated either AA-/Baa1 or A/Baa1. Due to their high credit rating and the Company's ability and intent to hold these securities until recovery, the unrealized loss of $5.0 million related to these securities is not considered to be an other-than-temporary impairment at March 31, 2009. The auction rate securities mature in 2025 and 2035.

Derivative asset created in the HSE sale

        As consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE") on June 19, 2007, IAC received approximately 5.5 million shares of ARO stock (the "ARO Shares") plus additional consideration in the form of a contingent value right ("CVR"). The CVR has value of up to €54 million within three years from the date of sale. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made. The CVR is accounted for as a derivative asset and maintained at fair value using Monte Carlo

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

simulation relying on various observable and unobservable inputs including risk free interest rates, stock price volatility and credit risk. The CVR is included in "Other non-current assets" in the accompanying consolidated balance sheet.

NOTE 8—DISCONTINUED OPERATIONS

        On August 20, 2008, IAC completed the spin-off of HSNi, ILG, Ticketmaster and Tree.com. In addition, on May 30, 2008, IAC sold EPI. Accordingly, discontinued operations include, HSNi, ILG, Ticketmaster, Tree.com and EPI through March 31, 2008 and Quiz TV Limited and iBuy for all periods presented.

        The net revenue and net earnings for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue	$—	$1,232,962

Earnings before income taxes and noncontrolling interest	$2,278	$83,560
Income tax provision	(1,040)	(28,186)
Net loss attributable to noncontrolling interest	—	565

Net earnings	$1,238	$55,939

NOTE 9—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. It is possible that an unfavorable outcome of one or more of these lawsuits could have a material impact on the liquidity, results of operations, or financial condition of the Company. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 3 for additional information related to income tax contingencies.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions

        On January 31, 2009, IAC completed the sale of ReserveAmerica to The Active Network, Inc. ("Active") and received approximately 3.5 million shares of Active convertible preferred stock, valued at $33.3 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

 GENERAL

Management Overview

        IAC operates more than 35 leading and diversified Internet businesses across 40 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Media & Advertising segment; its Match and ServiceMagic segments; the businesses comprising its Emerging Businesses segment; and certain investments in unconsolidated affiliates.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2008, as amended.

Results of Operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three months ended March 31, 2009 and 2008 (Dollars in thousands).

	Three Months Ended March 31,
	2009	Growth	2008
Revenue:
Media & Advertising	$167,620	(22)%	$215,538
Match	90,060	(1)%	90,536
ServiceMagic	31,353	8%	28,948
Emerging Businesses	44,022	1%	43,763
Inter-segment elimination	(1,045)	87%	(8,129)

Total	$332,010	(10)%	$370,656

	Three Months Ended March 31,
	2009	Growth	2008
Operating Income (Loss):
Media & Advertising	$1,088	(97)%	$31,299
Match	9,742	37%	7,136
ServiceMagic	2,003	(64)%	5,610
Emerging Businesses	(12,700)	(36)%	(9,308)
Corporate	(33,257)	27%	(45,845)

Total	$(33,124)	(198)%	$(11,108)

	Three Months Ended March 31,
	2009	Growth	2008
Operating Income Before Amortization:
Media & Advertising	$10,134	(73)%	$37,529
Match	9,941	(2)%	10,139
ServiceMagic	2,801	(54)%	6,149
Emerging Businesses	(11,056)	(41)%	(7,825)
Corporate	(14,988)	45%	(27,356)

Total	$(3,168)	NM	$18,636

        Refer to Note 6 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to Operating Income (Loss).

Consolidated Results

Revenue

        Revenue in 2009 decreased $38.6 million from 2008 primarily as a result of a decrease of $47.9 million from Media & Advertising, partially offset by an increase of $2.4 million from ServiceMagic. The decrease from Media & Advertising was driven by a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement, and fewer queries across proprietary properties, particularly at Fun Web Products and Ask.com. Partially offsetting these declines is the continued growth in partners and queries at the Ask toolbar business and the favorable impact from the acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008. The increase in revenue at ServiceMagic reflects a more active service provider network and a 13% increase in service requests driven by increased marketing efforts.

Cost of revenue

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Cost of revenue	$123,609	(10)%	$137,835
As a percentage of total revenue	37%	4 bp	37%

bp = basis points

        Cost of revenue consists primarily of traffic acquisition costs, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, the cost of products sold and shipping and handling costs. Traffic acquisition costs consist of revenue share payments to partners that have distributed toolbars and/or integrated paid listings into their websites and similar arrangements with third parties who direct traffic to our websites.

        Cost of revenue in 2009 decreased $14.2 million from 2008 primarily due to decreases of $15.1 million from Media & Advertising and $4.3 million from Match, partially offset by increases of $3.6 million from ServiceMagic. The decrease in cost of revenue was primarily due to decreases of $18.6 million and $4.3 million in traffic acquisition costs from Media & Advertising and Match, respectively. Overall traffic acquisition costs from Media & Advertising during the quarter decreased as a direct result of a decrease in network revenue, partially offset by growth in distribution revenue included as a component of proprietary revenue at IAC Search & Media. The decrease in traffic acquisition costs from Match was due primarily to improved economics from agreements with certain domestic distribution partners. Partially offsetting these decreases was an increase in traffic acquisition costs from ServiceMagic as growth in service requests from paid channels outpaced growth in free requests.

Selling and marketing expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$122,213	7%	$113,766
As a percentage of total revenue	37%	612 bp	31%

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

        Selling and marketing expense in 2009 increased $8.4 million from 2008 primarily due to increases of $5.4 million from Media & Advertising, $2.1 million from Emerging Businesses and $1.0 million from ServiceMagic. The increase in selling and marketing expense from Media & Advertising is primarily due to an increase of $6.7 million in advertising and promotional expenditures, including those associated with the NASCAR partnership, partially offset by a decrease of $1.0 million in compensation and other employee-related costs. Selling and marketing expense from Emerging Businesses increased primarily due to increases of $0.9 million and $0.7 million in advertising and promotional expenditures and compensation and other employee-related costs, respectively. Also contributing to the increase in selling and marketing expense is an increase of $0.9 million in compensation and other employee-related costs from ServiceMagic primarily related to the expansion of its sales force.

General and administrative expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$73,634	(9)%	$80,594
As a percentage of total revenue	22%	44 bp	22%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2009 decreased $7.0 million from 2008 primarily due to a decrease of $11.4 million from corporate, partially offset by an increase of $3.1 million from Match and $1.3 million from ServiceMagic. The decrease from corporate is principally due to the inclusion in the prior year period of $8.6 million in expenses related to the spin-off of HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com") (the "Spin-Off') as well as a decrease in non-Spin-Off related professional fees. General and administrative expense from Match increased primarily due to $3.3 million in expenses in the current year period associated with the pending sale of Match Europe to Meetic. The ServiceMagic increase in general and administrative expense was primarily due to an increase of $0.6 million in compensation and other employee-related costs.

Product development expense

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Product development expense	$18,088	(16)%	$21,452
As a percentage of total revenue	5%	(34) bp	6%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of technology.

        Product development expense in 2009 decreased $3.4 million from 2008 primarily due to a decrease of $3.1 million in compensation and other employee-related costs from Media & Advertising which is due in part to a 6% decrease in average headcount at IAC Search & Media.

Depreciation

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Depreciation	$16,214	(6)%	$17,259
As a percentage of total revenue	5%	23 bp	5%

        Depreciation in 2009 decreased $1.0 million from 2008 primarily due to certain fixed assets becoming fully depreciated during the period, partially offset by the incremental depreciation associated with capital expenditures made during 2009 and 2008.

Operating Income Before Amortization

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Operating Income Before Amortization	$(3,168)	NM	$18,636
As a percentage of total revenue	(1)%	NM	5%

        Operating Income Before Amortization in 2009 decreased $21.8 million from 2008 primarily due to decreases of $27.4 million, $3.3 million and $3.2 million from Media & Advertising, ServiceMagic and Emerging Businesses, respectively. These decreases in Operating Income Before Amortization were partially offset by a decrease of $12.4 million in corporate expenses due in part to the inclusion in the prior year period of $8.6 million in expenses related to the Spin-Off.

        The overall decrease in Operating Income Before Amortization reflects lower revenue from Media & Advertising, a shift in mix to lower revenue generating service requests and increased traffic acquisition costs from ServiceMagic, and increased operating expenses from Emerging Businesses primarily related to The Daily Beast and InstantAction.com.

Operating loss

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Operating loss	$(33,124)	(198)%	$(11,108)
As a percentage of total revenue	(10)%	(698) bp	(3)%

        Operating loss in 2009 increased $22.0 million from 2008 primarily due to the $21.8 million decrease in Operating Income Before Amortization described above and a goodwill impairment charge of $1.1 million, partially offset by decreases of $0.5 million in amortization of non-cash marketing and $0.3 million in non-cash compensation expense. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

        At March 31, 2009, there was $141.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Other income (expense)

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Other income (expense):
Interest income	$3,728	(54)%	$8,073
Interest expense	(1,464)	88%	(11,978)
Equity in (losses) income of unconsolidated affiliates	(1,847)	NM	5,779
Other income	146	(99)%	9,817

        Interest income in 2009 decreased $4.3 million from 2008 primarily due to the impact of lower average interest rates and from a reallocation of investments during the second half of 2008 into lower yielding treasury and government agency funds. Interest expense in 2009 decreased $10.5 million from 2008 as the amount of outstanding debt decreased year over year due to the extinguishment of $734.2 million of the Company's 7% Senior Notes due 2013 (the "Senior Notes") in connection with the Spin-Off. The remaining outstanding principal of the Senior Notes at March 31, 2009 is $15.8 million.

        Equity in (losses) income of unconsolidated affiliates in 2009 decreased $7.6 million from 2008 primarily due to the inclusion in the prior year period of $7.2 million related to the equity in earnings of our former investment in Jupiter Shop Channel Co., Ltd., a Japanese TV shopping company.

        Other income in 2009 decreased $9.7 million from 2008 primarily due to gains of $6.6 million included in the prior year period related to the increase in the value of the derivative assets received in connection with the 2007 sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24, and created in connection with the Expedia spin-off.

Income tax provision

        In 2009, the Company recorded an income tax benefit for continuing operations of $2.7 million on a pre-tax loss of $32.6 million, which represents an effective tax rate of 8%. This rate is lower than the federal statutory rate of 35% due principally to an increase in the valuation allowance on deferred tax assets related to losses from equity investments, non-deductible transaction costs related to the pending sale of Match Europe to Meetic, interest on tax contingencies and state taxes, partially offset by foreign income taxed at lower rates. In 2008, the Company recorded an income tax provision for continuing operations of $4.0 million on pre-tax income of $0.6 million. The effective tax rate was higher than the statutory rate of 35% due principally to non-deductible costs related to the Spin-Off, interest on tax contingencies, a write-off of a deferred tax asset related to executive compensation and state taxes, partially offset by foreign income taxed at lower rates.

        At March 31, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $369.4 million and $372.6 million, respectively. Unrecognized tax benefits for the three months ended March 31, 2009 decreased by $3.2 million due to the effective settlement of certain prior year tax positions with the Internal Revenue Service ("IRS") relating to the reversal of deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax benefit for continuing operations for the three months ended March 31, 2009 is a $2.6 million expense, net of related deferred taxes of $1.7 million for interest on unrecognized tax benefits. At March 31, 2009 and December 31, 2008, the Company has accrued $53.5 million and $49.7 million, respectively, for the payment of interest. There are no material accruals for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known.

        The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2003. The statute of limitations for these years has been extended to December 31, 2009. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed by 2010. In early 2009, the IRS commenced an audit of the Company's tax returns for the years ended December 31, 2004 through 2006. The statute of limitations for these years has been extended and this examination is expected to be completed in 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $13.0 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

        Discontinued operations in the accompanying unaudited consolidated statement of operations include HSNi, ILG, Ticketmaster, Tree.com and Entertainment Publications, Inc. ("EPI") through March 31, 2008, and Quiz TV Limited and iBuy for all periods presented. Results from these discontinued operations, net of tax, in 2009 and 2008 were income of $1.2 million and $55.9 million, respectively. The 2009 amount is principally due to the income of iBuy. The 2008 amount is principally due to the income of Ticketmaster, ILG and HSNi, partially offset by losses of EPI and Tree.com.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), we review the carrying value of goodwill and indefinite lived intangible assets on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows. This discounted cash flow analysis utilizes an evaluation of historical and forecasted operating results. The determination of discounted cash flows is based upon forecasted operating results that may not occur.

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

        Revenue decreased 22% to $167.6 million, primarily due to a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. The full impact of this discontinuation will be fully anniversaried beginning in the second quarter of 2009. Revenue declines also reflect fewer queries across proprietary properties, particularly at Fun Web Products and Ask.com, as well as a decrease in revenue per query at Ask.com reflecting fewer clicks per visit as users find what they are searching for sooner due to the relaunched site's improved user experience. Offsetting these decreases was the continued growth in partners and queries at the Ask toolbar business and $4.6 million of revenue in 2009 related to the acquisition of Lexico on July 3, 2008, which includes Dictionary.com and Thesaurus.com. Citysearch revenue declined reflecting a difficult display advertising environment.

        Operating Income Before Amortization decreased 73% to $10.1 million, primarily due to the lower revenue noted above and an increase of $5.4 million in selling and marketing expense, partially offset by decreases of $18.6 million in traffic acquisition costs and $3.5 million in product development expense. Contributing to the increase in selling and marketing expense is an increase of $6.7 million in advertising and promotional expenditures, including those associated with the NASCAR partnership, partially offset by a decrease of $1.0 million in compensation and other employee-related costs. Overall traffic acquisition costs during the year decreased as a direct result of a decrease in network revenue, partially offset by growth in distribution revenue included as a component of proprietary revenue at IAC Search & Media. As a percentage of revenue, traffic acquisition costs associated with network revenue generated from integrated paid listings are lower than traffic acquisition costs associated with distribution revenue generated from partners who redirect traffic to the Ask.com landing page. The decrease in product development expense is primarily due to a decrease of $3.1 million in compensation and other employee-related costs, due in part to a 6% reduction in average headcount at IAC Search & Media.

        Operating income decreased 97% to $1.1 million, primarily due to the decrease in Operating Income Before Amortization described above and increases of $2.3 million in amortization of non-cash marketing and $0.4 million in amortization of intangibles related to recent acquisitions.

Match

        Revenue declined slightly to $90.1 million, reflecting a 15% decrease in international revenue per subscriber, due primarily to the unfavorable impact of foreign exchange rates. Total revenue grew 6% and international revenue grew excluding the impact of foreign exchange rates. International subscribers grew 1% during the quarter driven by several markets, most notably the United Kingdom and Japan, partially offset by declines in Spain and France. The decrease in international revenue was offset by a 9% growth in U.S. subscribers.

        Operating Income Before Amortization decreased 2% to $9.9 million primarily due to an increase in general and administrative expense, partially offset by a decrease in cost of revenue. The increase in general and administrative expense is due primarily to the inclusion in the current year period of $3.3 million in expenses associated with the pending sale of Match Europe to Meetic. On February 19, 2009, Match.com and Meetic, a leading online dating company based in France, entered into an agreement for Meetic to acquire Match.com's European operations. As consideration Match.com will receive a 27% stake in Meetic, plus a €5.0 million promissory note. Contributing favorably to the reduction in cost of revenue is a decrease of $4.3 million in traffic acquisition costs due to more favorable economic terms under agreements with certain domestic distribution partners.

        Operating income increased 37% to $9.7 million in 2009, despite the decrease in Operating Income Before Amortization discussed above, primarily due to a decrease of $2.8 million in amortization of non-cash marketing.

ServiceMagic

        Revenue grew 8% to $31.4 million, benefiting from a more active service provider network and a 13% increase in service requests driven by increased marketing efforts. During 2009, ServiceMagic experienced a 12% increase in the number of times service requests are accepted by a service professional. A service request can be transmitted to and accepted by more than one service professional.

        Operating Income Before Amortization decreased 54% to $2.8 million, despite the increase in revenue noted above, reflecting a shift in the mix of service requests from higher margin discretionary home repair and improvement requests to lower margin requests, due primarily to the general economic slowdown. During 2009, ServiceMagic experienced increases of $3.6 million in cost of revenue, $1.3 million in general and administrative expense and $1.0 million in selling and marketing expense. The increase in cost of revenue is primarily driven by increased traffic acquisition costs as growth in service requests from paid channels outpaced growth in free requests. Contributing to the increase in general and administrative expense is an increase of $0.6 million in compensation and other employee-related costs. Selling and marketing expense reflects increased compensation and other employee-related costs due in part to an 11% increase in headcount as ServiceMagic expands its sales force.

        Operating income decreased 64% to $2.0 million, primarily due to the decrease in Operating Income Before Amortization discussed above and an increase of $0.3 million in amortization of intangibles.

Emerging Businesses

        Our Emerging Businesses segment consists primarily of Shoebuy and Pronto, as well as Gifts.com, Connected Ventures, InstantAction.com, Vimeo, VeryShortList.com, RushmoreDrive.com, Life123.com and The Daily Beast, among other early stage businesses that provide online content and/or services.

        Revenue grew 1% to $44.0 million reflecting growth at Pronto and Shoebuy. The increase in revenue at Pronto is primarily due to continued improvements in customer acquisition and monetization. Partially offsetting this growth is lower revenue from ReserveAmerica in the current year period as a result of its sale to The Active Network, Inc. on January 31, 2009.

        Operating Income Before Amortization loss increased by $3.2 million to a loss of $11.1 million. Losses increased due primarily to increased operating expenses associated with The Daily Beast and InstantAction.com, partially offset by profitability at Pronto.

        Operating loss increased by $3.4 million to $12.7 million primarily due to the increased Operating Income Before Amortization loss discussed above and a goodwill impairment charge of $1.1 million related to our gift card business, partially offset by decreases in amortization of intangibles and non-cash compensation expense of $0.6 million and $0.3 million, respectively.

Corporate

        Operating Income Before Amortization loss decreased by $12.4 million to a loss of $15.0 million primarily due to the inclusion in the prior year period of $8.6 million in expenses related to the Spin-Off, as well as decreases in the current year period of $0.5 million in non-Spin-Off related professional fees, and $0.5 million in depreciation expense.

        Operating loss decreased $12.6 million to a loss of $33.3 million reflecting the decrease in Operating Income Before Amortization loss discussed above and a decrease in non-cash compensation expense.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2009, the Company had $1.8 billion of cash and cash equivalents, $216.5 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in Senior Notes.

        During the three months ended March 31, 2009 and 2008, IAC purchased 2.4 million and 3.0 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $36.6 million and $145.6 million, respectively. IAC also repurchased an additional 0.6 million shares from April 1, 2009 through April 24, 2009 for aggregate consideration of $9.4 million. At April 24, 2009, IAC had approximately 19.4 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $48.7 million and $36.6 million in 2009 and 2008, respectively. The increase of $12.1 million in net cash provided by operating activities attributable to continuing operations is due principally to the payment of 2007 discretionary cash bonuses in the first quarter of 2008 while 2008 discretionary cash bonuses were paid in the fourth quarter of 2008.

        Net cash used in investing activities attributable to continuing operations in 2009 of $121.4 million includes $91.6 million related to the net purchases, sales and maturities of marketable securities, acquisitions, net of cash acquired, of $11.5 million and capital expenditures of $8.6 million. Net cash provided by investing activities attributable to continuing operations in 2008 of $76.5 million includes the net proceeds of $145.1 million related to the sales, maturities and purchases of marketable securities, partially offset by purchases of long-term investments of $48.4 million, capital expenditures of $15.8 million, and acquisitions, net of cash acquired, of $4.7 million. The purchases of long-term investments in 2008 related primarily to the Company's equity investment in The HealthCentral Network.

        Net cash provided by financing activities attributable to continuing operations in 2009 of $120.7 million includes the proceeds related to the issuance of common stock, net of withholding taxes, of $148.8 million, partially offset by the purchase of treasury stock of $29.2 million. Included in the proceeds related to the issuance of common stock are aggregate proceeds of $150.9 million from the exercise of warrants to acquire 11.5 million shares of IAC common stock that were due to expire on February 4, 2009. The strike price of the warrants was $13.09 per share. Net cash used in financing activities attributable to continuing operations in 2008 of $151.1 million includes the purchase of treasury stock of $145.6 million and the issuance of common stock, net of withholding taxes, of $6.0 million.

        Net cash used in discontinued operations was $0.5 million and $325.9 million in 2009 and 2008, respectively. Net cash used in discontinued operations in 2008 relates primarily to the operations of Ticketmaster, HSNi, ILG and Tree.com. The Company does not expect future cash flows associated with existing discontinued operations to be material.

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

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations (a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Thousands)
Long-term obligations (b)	$206,280	$5,109	$10,218	$24,953	$166,000
Purchase obligations (c)	275	157	118	—	—
Operating leases	292,107	20,295	35,084	26,248	210,480

Total contractual cash obligations	$498,662	$25,561	$45,420	$51,201	$376,480

(a)
At March 31, 2009, the Company has recorded $422.9 million of unrecognized tax benefits which includes accrued interest of $53.5 million. This amount includes $247.3 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At March 31, 2009, there was $13.6 million of NBC Universal Advertising credits available for use.

        The NBC Universal Advertising is excluded from Operating Income Before Amortization because it is non-cash and generally is incremental to the advertising the Company otherwise secures as a result of its ordinary cost/benefit marketing planning process. Accordingly, the Company's aggregate level of advertising, and the increased concentration of that advertising on NBC Universal network and cable channels, does not reflect what our advertising effort would otherwise be without these credits, which will expire on December 31, 2009 if not exhausted before then. As a result, management believes that treating the NBC Universal Advertising as an expense does not appropriately reflect its true cost/benefit relationship, nor does it best reflect the Company's long-term level of advertising expenditures. Nonetheless, while the benefits directly attributable to television advertising are always difficult to determine, and especially so with respect to the NBC Universal Advertising due to its incrementality and heavy concentration, it is likely that the Company does derive benefits from it, though management believes such benefits are generally less than those received through its regular advertising for the reasons stated above. Operating Income Before Amortization therefore has the limitation of including those benefits while excluding the associated expense.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by business and to net (loss) earnings attributable to IAC shareholders in total for the three months ended March 31, 2009 and 2008, see Note 6 to the consolidated financial statements.

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

        Based on the Company's total debt investment securities as of March 31, 2009, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $1.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.8 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Long-term Debt

        At March 31, 2009, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $10.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        The Company has investments in equity securities of publicly traded companies. These investments, as of March 31, 2009, were considered available-for-sale marketable equity securities and are included in "Long-term investments" with the unrealized gains or losses deferred as a component of "Accumulated other comprehensive (loss) income" in the accompanying consolidated balance sheet. These available-for-sale marketable equity securities are subject to significant fluctuations in fair value due to the volatility of the stock market. During the three months ended March 31, 2009, the Company did not record any other-than-temporary impairment charges. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        As part of the consideration for the sale of HSE on June 19, 2007, IAC received from ARO approximately 5.5 million shares of ARO stock (the "ARO Shares") plus additional consideration in the form of a contingent value right ("CVR"). The CVR has value of up to €54 million within three years from the date of sale. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ultimate value of the CVR is dependent, in part, upon the average closing value of the ARO Shares for the 90 days preceding June 19, 2010 (the "Average Value"). To the extent that the Average Value is equal to or less than €141 million, IAC will receive a cash payment equal to €54 million. To the extent that the Average Value is equal to or greater than €195 million, IAC will receive no additional consideration. To the extent that the Average Value is between €141 million and €195 million, IAC will receive a pro rata portion of the €54 million. If the closing value of an ARO share equals or exceeds €35.68 per share for at least 30 consecutive trading days during the three year period from June 20, 2007 through June 19, 2010, the CVR expires without any payment being made. The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income (expense) in the consolidated statement of operations each period. During the three months ended March 31, 2009, the Company did not recognize any gain or loss related to the change in the fair value of the CVR. The ARO stock is an available-for-sale marketable equity security that is accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The carrying value of the ARO Shares is €9.1 million or $12.1 million at March 31, 2009.

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

        As the Company increases its operations in international markets it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign exchange gains and losses were not material to the Company's earnings in 2009 and 2008. As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency translation risks because cash flows from international operations were generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency translation risks. The Company's objective in managing its foreign currency risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

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

        As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, also evaluated whether any changes occurred to the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, the Company concluded that there has been no such change during the period covered by this report.

 PART II
OTHER INFORMATION

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the industries in which IAC's businesses operate and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in these forward- looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with Google, continuing adverse economic conditions, or the worsening thereof, in any of the markets or industries in which IAC's businesses operate or generally, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, operational and financial risks relating to acquisitions, changes in industry standards and technology, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2008, as amended. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2008, as amended, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales and Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
January 2009	—	—	—	22,419,246
February 2009	—	—	—	22,419,246
March 2009	2,442,150	$14.98	2,442,150	19,977,096

Total	2,442,150	$14.98	2,442,150	19,977,096

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to a repurchase authorization previously announced in October 2006.

(3)
Represents the number of shares of common stock that remained available for repurchase (as adjusted to give effect to the reverse stock split effected after the close of trading on August 20, 2008) pursuant to a repurchase authorization previously announced in October 2006. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 5.    Other Information

        The Company's 2009 Annual Meeting of Stockholders was advanced more than 30 calendar days from the date of its 2008 Annual Meeting of Stockholders and will be held on Monday, June 15, 2009, at 10:00 a.m. local time, at IAC's corporate headquarters, located at 555 West 18th Street, New York, New York 10011. A new deadline for the submission of stockholder proposals for inclusion in IAC's 2009 proxy statement has not been (and will not be) established because the deadline for the submission of such proposals disclosed in IAC's proxy statement (March 13, 2009), which assumed a later meeting date of August 1, 2009, has passed with the Company receiving no such proposals. The deadline for the submission of stockholder proposals without inclusion in IAC's 2009 proxy statement continues to be May 27, 2009.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2008.
10.1	Terms of Employment dated February 18, 2009 among Gregory R. Blatt, IAC/InterActiveCorp and Match.com, Inc.(1)
10.2	Summary of Non-Employee Director Compensation Arrangements(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act(2)

(1)
Filed herewith.

(2)
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2009

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	May 7, 2009

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
PART II OTHER INFORMATION
  Item 1A. Risk Factors
  Item 2. Unregistered Sales and Equity Securities and Use of Proceeds
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES