Form 10-K/A
period 2008-12-31
IAC/INTERACTIVECORP
filed 2009-06-30
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on June 30, 2009

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

 EXPLANATORY NOTE

        The Registrant hereby amends and restates the Exhibit Index set forth under "Item 15. Exhibits and Financial Statement Schedules" contained in IAC/InterActiveCorp's Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 1 thereto (the "Original Form 10-K"). This Amendment No. 2 on Form 10-K/A to the Original Form 10-K is being filed to reflect the filing of Rule 3-09 financial statements of IAC's former equity method investment, Jupiter Shop Channel Co., Ltd. (the "Rule 3-09 Financial Statements") as an exhibit. The Rule 3-09 Financial Statements were prepared and provided to the Registrant by the equity method investee.

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

Exhibit No.	Description	Location
23.2	Consent of KPMG AZSA & Co.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
99.1	Financial Statements of Jupiter Shop Channel Co., Ltd. for the 15 month period ended March 31, 2009 and the years ended December 31, 2007 and 2006.(1)

(1)
Filed herewith.

(2)
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

June 30, 2009	IAC/INTERACTIVECORP
	By:	/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman Senior Vice President and Controller (Chief Accounting Officer)

QuickLinks

Documents Incorporated By Reference
EXPLANATORY NOTE
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES