Form 10-K/A
period 2008-12-31
IAC/INTERACTIVECORP
filed 2009-07-24
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on July 24, 2009

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

 EXPLANATORY NOTE

        The Registrant hereby amends and restates Note 16 "Reconciliation to U.S. GAAP" set forth in Exhibit 99.1, Financial Statements of Jupiter Shop Channel Co., Ltd. for the 15 month period ended March 31, 2009 and the years ended December 31, 2007 and 2006, contained in IAC/InterActiveCorp's Annual Report on Form 10-K for the year ended December 31, 2008, as amended by Amendment Nos. 1 and 2 thereto (the "Original Form 10-K"). This Amendment No. 3 on Form 10-K/A to the Original Form 10-K is being filed to reflect Note 16 on an audited basis as of and for the 15 month period ended March 31, 2009 and to amend the "Report of Independent Registered Public Accounting Firm" to address Note 16 which was previously unaudited.

        This Amendment No. 3 only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(3) Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed or furnished herewith or incorporated herein by reference to the location indicated.

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

Exhibit No.	Description	Location
4.5	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and The Bank of New York, as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 17, 2002.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Amended and Restated Stockholders Agreement, dated as of August 9, 2005, between Liberty Media Corporation and Barry Diller.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.3	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.4	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.6	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Incorporated by reference to Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.7	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)(2)
10.8	Amended and Restated IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)(2)
10.9	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.(1)
10.10	Form of Terms and Conditions of Annual Vesting Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit No.	Description	Location
10.11	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.12	Amended and Restated IAC/InterActiveCorp 2000 Stock and Annual Incentive Plan.(1)(2)
10.13	HSN, Inc. 1997 Stock and Annual Incentive Plan.(1)	Appendix F to the Registrant's Definitive Proxy Statement, dated January 13, 1998.
10.14	Form of Restricted Stock Unit Agreement for the Amended and Restated IAC/InterActiveCorp 2000 Stock and Annual Incentive Plan and the HSN, Inc. 1997 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.15	Silver King Communications, Inc. Directors' Stock Option Plan.(1)	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.16	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated May 23, 2006.
10.17	Amended and Restated 2000 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.(1)(2)
10.18	Amended and Restated 2007 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.(1)(2)
10.19	IAC/InterActiveCorp Executive Deferred Compensation Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.20	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.21	Agreement between Victor Kaufman and the Registrant, dated as of February 5, 2004.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2004.
10.22	Amendment No. 1, dated as of June 6, 2005, to Agreement dated as of February 5, 2004, between Victor Kaufman and IAC/InterActiveCorp.(1)	Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.23	Amended and Restated Employment Agreement between Thomas J. McInerney and the Registrant, dated as of December 30, 2008.(1)(2)

Exhibit No.	Description	Location
10.24	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of November 21, 2006.(1)	Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.25	Google Services Agreement, dated as of January 1, 2008, between IAC/InterActiveCorp and Google.(2)(3)
21.1	Subsidiaries of IAC/InterActiveCorp as of December 31, 2008.(2)
23.1	Consent of Ernst & Young LLP.(2)
23.2	Consent of KPMG AZSA & Co. (4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
99.1	Financial Statements of Jupiter Shop Channel Co., Ltd. for the 15 month period ended March 31, 2009 and the years ended December 31, 2007 and 2006.(4)

(1)
Reflects management contracts and management and director compensatory plans.

(2)
Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 2, 2009.

(3)
Certain portions of this document have been omitted pursuant to a confidential treatment request.

(4)
Filed herewith.

(5)
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

July 24, 2009	IAC/INTERACTIVECORP
	By:	/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman Senior Vice President and Controller (Chief Accounting Officer)

QuickLinks

Documents Incorporated By Reference
EXPLANATORY NOTE
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES