Form 10-Q
period 2009-06-30
IAC/INTERACTIVECORP
filed 2009-08-07
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 7, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of July 24, 2009, the following shares of the registrant's common stock were outstanding:

Common Stock	119,602,527
Class B Common Stock	12,799,999

Total outstanding Common Stock	132,402,526

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 24, 2009 was $1,641,167,140. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I—FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,608,422	$1,744,994
Marketable securities	253,967	125,592
Accounts receivable, net of allowance of $10,235 and $11,396, respectively	90,189	98,402
Other current assets	199,161	215,630

Total current assets	2,151,739	2,184,618
Property and equipment, net	307,542	330,261
Goodwill	1,841,615	1,910,295
Intangible assets, net	383,044	386,756
Long-term investments	335,604	120,582
Other non-current assets	243,949	318,808

TOTAL ASSETS	$5,263,493	$5,251,320

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$49,628	$48,876
Deferred revenue	50,286	50,886
Accrued expenses and other current liabilities	198,298	179,928

Total current liabilities	298,212	279,690
Long-term debt	95,844	95,844
Income taxes payable	411,779	403,043
Other long-term liabilities	27,126	22,436
Redeemable noncontrolling interest	27,595	22,771
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 222,343,626 and 210,217,183 shares, respectively, and outstanding 124,642,114 and 127,809,801 shares, respectively	222	210
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	11,279,439	11,112,014
Retained earnings	239,872	227,445
Accumulated other comprehensive income	40,874	2,180
Treasury stock 97,701,512 and 82,407,382 shares, respectively	(7,157,486)	(6,914,329)

Total shareholders' equity	4,402,937	4,427,536

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,263,493	$5,251,320

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenue	$340,045	$354,164	$672,055	$724,820
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	106,721	107,156	219,643	237,435
Selling and marketing expense	118,902	116,792	251,802	238,113
General and administrative expense	68,970	91,387	142,604	171,982
Product development expense	16,422	17,054	34,510	38,506
Depreciation	16,877	17,459	33,091	34,718
Amortization of non-cash marketing	200	3,071	2,505	5,867
Amortization of intangibles	8,046	7,679	16,061	15,741
Goodwill impairment	—	—	1,056	—

Total costs and expenses	336,138	360,598	701,272	742,362
Operating income (loss)	3,907	(6,434)	(29,217)	(17,542)
Other income (expense):
Interest income	2,444	5,703	6,172	13,776
Interest expense	(1,261)	(13,886)	(2,725)	(25,864)
Equity in (losses) income of unconsolidated affiliates	(2,165)	6,448	(4,012)	12,227
(Loss) gain on sale of long-term investments	(12,305)	29,131	(12,305)	29,131
Other income (expense)	74,116	(127,872)	74,262	(118,055)

Total other income (expense), net	60,829	(100,476)	61,392	(88,785)

Earnings (loss) from continuing operations before income taxes	64,736	(106,910)	32,175	(106,327)
Income tax (provision) benefit	(22,143)	22,274	(19,464)	18,238

Earnings (loss) from continuing operations	42,593	(84,636)	12,711	(88,089)
Gain on sale of a discontinued operation, net of tax	—	22,547	—	22,547
Loss from discontinued operations, net of tax	(2,196)	(359,992)	(958)	(304,053)

Net earnings (loss)	40,397	(422,081)	11,753	(369,595)
Net loss attributable to noncontrolling interest	416	484	674	814

Net earnings (loss) attributable to IAC shareholders	$40,813	$(421,597)	$12,427	$(368,781)

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations	$0.29	$(0.60)	$0.09	$(0.63)
Diluted earnings (loss) per share from continuing operations	$0.29	$(0.60)	$0.09	$(0.63)
Basic earnings (loss) per share	$0.28	$(3.02)	$0.08	$(2.65)
Diluted earnings (loss) per share	$0.28	$(3.02)	$0.08	$(2.65)
Non-cash compensation expense by function:
Cost of revenue	$505	$820	$1,329	$1,637
Selling and marketing expense	583	949	1,537	1,894
General and administrative expense	11,744	15,407	27,188	31,099
Product development expense	760	1,435	2,118	2,867

Total non-cash compensation expense	$13,592	$18,611	$32,172	$37,497

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accum. Other Comp Income
						Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2008	$4,427,536	$210	210,217	$16	16,157	$11,112,014	$227,445	$2,180	$(6,914,329)
Comprehensive income:
Net earnings attributable to IAC shareholders for the six months ended June 30, 2009	12,427	—	—	—	—	—	12,427	—	—
Foreign currency translation, net of tax benefit of $237	6,923	—	—	—	—	—	—	6,923	—
Net unrealized gains on available-for-sale securities, net of tax provision of $20,634	32,117	—	—	—	—	—	—	32,117	—
Net unrealized gains recognized into earnings in connection with the sale and maturities of available-for-sale securities	(346)	—	—	—	—	—	—	(346)	—

Comprehensive income	51,121

Non-cash compensation expense	32,209	—	—	—	—	32,209	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	5,114	—	582	—	—	5,114	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(6,895)	—	—	—	—	(6,895)	—	—	—
Issuance of common stock upon the exercise of warrants	151,264	12	11,545	—	—	151,252	—	—	—
Purchase of treasury stock	(243,157)	—	—	—	—	—	—	—	(243,157)
Fair value of redeemable noncontrolling interest adjustment	(255)	—	—	—	—	(255)	—	—	—
Equity award modification to settle a vested stock award for cash	(14,000)	—	—	—	—	(14,000)	—	—	—

Balance as of June 30, 2009	$4,402,937	$222	222,344	$16	16,157	$11,279,439	$239,872	$40,874	$(7,157,486)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$11,753	$(369,595)
Less: loss from discontinued operations, net of tax	958	281,506

Earnings (loss) from continuing operations	12,711	(88,089)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	33,091	34,718
Amortization of intangibles	16,061	15,741
Goodwill impairment	1,056	—
Impairment of long-term investments	3,884	132,587
Non-cash compensation expense	32,172	37,497
Amortization of non-cash marketing	2,505	5,867
Deferred income taxes	64,123	(51,067)
Equity in losses (income) of unconsolidated affiliates	4,012	(12,227)
Gain on sale of Match Europe	(116,807)	—
Loss (gain) on sale of long-term investments	12,305	(29,131)
Net decrease (increase) in the fair value of the derivatives created in the HSE sale and the Expedia spin-off	38,204	(11,322)
Changes in current assets and liabilities:
Accounts receivable	723	9,764
Other current assets	196	(7,247)
Accounts payable and other current liabilities	12,161	(9,402)
Income taxes payable	(25,784)	33,808
Deferred revenue	5,552	2,514
Other, net	7,262	4,138

Net cash provided by operating activities attributable to continuing operations	103,427	68,149

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(11,661)	(20,347)
Capital expenditures	(18,616)	(35,736)
Proceeds from sales and maturities of marketable securities	58,602	254,664
Purchases of marketable securities	(187,671)	(80,494)
Proceeds from sales of long-term investments	6,498	60,945
Purchases of long-term investments	(1,719)	(58,906)
Proceeds from sale of a discontinued operation	—	32,877
Receivable created in the sale of Match Europe	(6,829)	—
Other, net	(9,077)	(5,737)

Net cash (used in) provided by investing activities attributable to continuing operations	(170,473)	147,266

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(225,094)	(145,590)
Issuance of common stock, net of withholding taxes	149,086	(4,312)
Excess tax benefits from stock-based awards	143	715
Other, net	1,813	308

Net cash used in financing activities attributable to continuing operations	(74,052)	(148,879)

Total cash (used in) provided by continuing operations	(141,098)	66,536

Net cash (used in) provided by operating activities attributable to discontinued operations	(964)	239,071
Net cash used in investing activities attributable to discontinued operations	—	(460,020)
Net cash used in financing activities attributable to discontinued operations	—	(12,979)

Total cash used in discontinued operations	(964)	(233,928)
Effect of exchange rate changes on cash and cash equivalents	5,490	14,081

Net decrease in cash and cash equivalents	(136,572)	(153,311)
Cash and cash equivalents at beginning of period	1,744,994	1,585,302

Cash and cash equivalents at end of period	$1,608,422	$1,431,991

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        IAC operates more than 50 leading and diversified Internet businesses across 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Media & Advertising segment; its Match and ServiceMagic segments; the businesses comprising its Emerging Businesses segment; and certain investments in unconsolidated affiliates.

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2008.

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

        Significant estimates and assumptions used in the preparation of the accompanying consolidated financial statements include those related to: the determination of the fair value of marketable securities; the assessment of marketable securities and long-term investments for other-than-temporary impairment; the carrying value of accounts receivable, including the determination of allowances for doubtful accounts and other revenue related allowances; the assessment of long-lived assets, definite-lived intangible assets, indefinite-lived intangible assets and goodwill for impairment; income taxes payable and deferred income taxes, including related reserves and valuation allowances; and the determination of stock-based compensation.

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

        See Note 7 for additional information regarding the Company's method of determining operating and reportable segments.

        Certain reporting units are currently operating in dynamic industry segments. These include IAC Search & Media and InstantAction.com. If actual operating results of these businesses vary significantly from anticipated results, future impairments of goodwill and/or other intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair value, had the estimated fair value of each of these reporting units been hypothetically lower by 10% as of October 1, 2008, the aggregate book value of goodwill would have exceeded fair value by approximately $140 million at IAC Search & Media and $4 million at InstantAction.com. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2008, the book value of goodwill would have exceeded fair value by approximately $330 million at IAC Search & Media and $8 million at InstantAction.com.

Investment in Arcandor AG and Related Derivative Asset

        As part of the consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE") to Arcandor AG ("ARO") on June 19, 2007, IAC received from ARO approximately 5.5 million shares of ARO stock plus additional consideration in the form of a contingent value right ("CVR"). ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. ARO filed for insolvency on June 9, 2009. This filing accelerates the maturity date of the CVR and fixed its redemption value, which was dependent on the value of the 5.5 million shares of ARO stock, at €54 million. The ARO stock is an available-for-sale marketable equity security that is accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The CVR is accounted for as a derivative asset. During the second quarter of 2009, the Company sold

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

4.3 million shares of ARO stock, resulting in a loss of $12.3 million and concluded that the decline in the price of the remaining 1.1 million shares of ARO stock was other-than-temporary and wrote the value of the remaining shares of ARO stock down to €0.61 per share, the ARO stock price on June 30, 2009, resulting in a $3.9 million impairment charge. At June 30, 2009, the carrying value of the Company's 1.1 million shares of ARO stock was $1.0 million. In addition, the Company recorded a $38.2 million impairment charge related to the CVR based upon the Company's assessment of the CVR's fair value at June 30, 2009 of €13.4 million or $18.9 million. The Company will continue to monitor the progress of the insolvency proceedings of ARO in the coming months and will reassess the fair value of the CVR each reporting period.

        During the second and fourth quarters of 2008, the Company concluded that the decline in the ARO stock price was other-than-temporary and wrote the value of the 5.5 million shares of ARO stock down resulting in impairment charges of $132.6 million and $34.1 million, respectively. The 2008 impairment charges were determined to be other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price. At December 31, 2008 the carrying value of the Company's 5.5 million shares of ARO stock was $23.8 million.

Recent Accounting Pronouncements

        In April 2009, the Financial Accounting Standards Board ("FASB") issued FSP FAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("FSP FAS No. 107-1 and APB No. 28-1"), "Interim Disclosures about Fair Value of Financial Instruments", which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", and requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require these disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". FSP FAS 115-2 and FAS 124-2 revises the guidance for determining and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. In accordance with SFAS No. 165, the Company has evaluated, for potential recognition and disclosure, events that have occurred prior to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 on August 7, 2009, the date of issuance of the Company's financial statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

        A significant component of our revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior, including those changes that may result from the current economic downturn, could adversely affect our operating results. A component of IAC's revenue is attributable to a paid listing supply agreement with Google, which was renewed in late 2007 and expires on December 31, 2012. For the three and six months ended June 30, 2009, such revenue was $136.1 million and $265.4 million, respectively. Principally all of this revenue is earned by IAC Search & Media. Accounts receivable, net of allowances related to this agreement totaled $46.9 million at June 30, 2009 and $43.0 million at December 31, 2008.

Reclassifications

        Effective January 1, 2009, the Company adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 changed the accounting for and reporting of minority interest (also referred to as noncontrolling interest) in the Company's consolidated financial statements. Upon adoption, such noncontrolling interests in consolidated subsidiaries of the Company are reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, in accordance with FASB Emerging Issues Task Force Topic No. D-98, "Classification and Measurement of Redeemable Securities," securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of shareholders' equity. Since the redemption of the Company's noncontrolling interests is outside the control of IAC, these interests are included in the mezzanine section of the accompanying consolidated balance sheet, outside of shareholders' equity. Upon adoption of SFAS No. 160, certain prior period amounts were reclassified to conform to the current period financial statement presentation.

        The following table presents the changes in redeemable noncontrolling interest (in thousands):

Balance at January 1, 2009	$22,771
Noncontrolling interest on recent acquisitions	3,246
Contribution from owners	1,750
Net loss attributable to noncontrolling interest	(674)
Fair value of redeemable noncontrolling interest adjustment	255
Foreign currency translation adjustment	227
Other	20

Balance at June 30, 2009	$27,595

        The accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008 have been reclassified to present HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com"), which were spun-off into separate independent public companies on August 20, 2008 (the "Spin-Off"), as discontinued operations.

        Certain prior period amounts have been reclassified to conform to the current year presentation.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

        Property and equipment, net is comprised of (in thousands):

	June 30, 2009	December 31, 2008
Buildings and leasehold improvements	$231,310	$232,774
Computer equipment and capitalized software	180,174	222,131
Furniture and other equipment	41,129	41,767
Projects in progress	8,289	18,482
Land	5,117	5,117

	466,019	520,271
Less: accumulated depreciation and amortization	(158,477)	(190,010)

Property and equipment, net	$307,542	$330,261

Accumulated other comprehensive income

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	June 30, 2009	December 31, 2008
Foreign currency translation, net of tax	$12,269	$5,346
Unrealized gains (losses) on available-for-sale securities, net of tax	28,605	(3,166)

Accumulated other comprehensive income, net of tax	$40,874	$2,180

Revenue

        Revenue is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service revenue	$313,262	$328,253	$620,004	$674,362
Product revenue	26,783	25,911	52,051	50,458

Revenue	$340,045	$354,164	$672,055	$724,820

Other income (expense)

        Other income (expense) is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gain on sale of Match Europe	$116,807	$—	$116,807	$—
Net (decrease) increase in the fair value of the derivative created in the HSE sale	(38,204)	6,636	(38,204)	10,922
Net (decrease) increase in the fair value of the derivatives created in Expedia spin-off	—	(1,900)	—	400
Impairment of shares of ARO stock	(3,884)	(132,587)	(3,884)	(132,587)
Other (expense) income	(603)	(21)	(457)	3,210

Other income (expense)	$74,116	$(127,872)	$74,262	$(118,055)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Comprehensive income (loss)

        Comprehensive income (loss) is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings (loss) attributable to IAC shareholders	$40,813	$(421,597)	$12,427	$(368,781)

Foreign currency translation, net of tax	11,065	(9,510)	6,923	11,908
Net unrealized gains (losses) on available-for-sale securities, net of tax	32,588	(757)	32,117	(1,207)
Net unrealized losses (gains) recognized into earnings in connection with the sale and maturities of available-for-sale securities	4,646	(418)	(346)	402
Unrealized losses recognized into earnings in connection with the impairment of available-for-sale securities	1,289	63,422	—	46,058

Other comprehensive income	49,588	52,737	38,694	57,161

Comprehensive income (loss)	$90,401	$(368,860)	$51,121	$(311,620)

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

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the quarter in which the change occurs. Included in the income tax provision for the three months ended June 30, 2009 is a benefit of $22.1 million due to a higher estimated annual effective tax rate from that applied to the first quarter's ordinary loss from continuing operations. The higher estimated annual effective tax rate was primarily due to the increased impact that forecasted nondeductible and non-taxable items had on a change in forecasted ordinary pre-tax income.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

        For the three and six months ended June 30, 2009, the Company recorded an income tax provision for continuing operations of $22.1 million and $19.5 million, respectively, which represent effective tax rates of 34% and 60%, respectively. The tax rate for the three months ended June 30, 2009 is lower than the federal statutory rate of 35% due principally to benefits related to a change in the estimated annual effective tax rate and foreign tax credits related to the sale of Match Europe, substantially offset by non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, an increase in the valuation allowance on deferred tax assets related to losses from equity investments and impairments of the Company's shares of ARO stock and the related CVR. The tax rate for the six months ended June 30, 2009 is higher than the federal statutory rate of 35% due principally to non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, and an increase in valuation allowances on deferred tax assets related to the impairments of the Company's shares of ARO stock and the related CVR, offset by foreign tax credits related to the sale of Match Europe.

        For the three and six months ended June 30, 2008, the Company recorded an income tax benefit for continuing operations of $22.3 million and $18.2 million, respectively, which represent effective tax rates of 21% and 17%, respectively. The tax rates for the three and six months ended June 30, 2008 are lower than the federal statutory rate of 35% due principally to the establishment of a valuation allowance on deferred tax assets related to the ARO stock impairment, non-deductible costs related the Spin-Off, and interest on tax contingencies, partially offset by lower state and foreign income taxes.

        At June 30, 2009 and December 31, 2008, unrecognized tax benefits, including interest, were $427.8 million and $422.3 million, respectively. Total unrecognized tax benefits as of June 30, 2009 include $15.9 million that have been netted against the related deferred tax assets. Of the remaining balance, $411.8 million and $0.1 million are reflected in "non-current income taxes payable" and "accrued expenses and other current liabilities", respectively. Unrecognized tax benefits for the six months ended June 30, 2009 increased by $5.5 million due principally to interest and a net increase in state and local tax reserves, partially offset by the reversal of deductible temporary differences. Included in unrecognized tax benefits at June 30, 2009 is $122.5 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of June 30, 2009 are subsequently recognized, $72.1 million and $181.7 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $14.0 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax expense for continuing operations for the three and six months ended June 30, 2009 is a $2.4 million expense, net of related deferred taxes of $1.6 million, and a $5.0 million expense, net of related deferred taxes of $3.3 million, respectively, for interest on unrecognized tax benefits. At June 30, 2009 and December 31, 2008, the Company has accrued $58.4 million and $49.7 million, respectively, for the payment of interest. Included in the income tax expense for continuing operations for both the three and six months ended June 30, 2009 is a $3.1 million expense for penalties on unrecognized tax benefits. At June 30, 2009 and December 31, 2008, the Company has accrued $5.0 million and $0.6 million, respectively, for penalties.

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

        The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2010. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed by 2010. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $12.9 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2009	December 31, 2008
Goodwill	$1,841,615	$1,910,295
Intangible assets with indefinite lives	337,315	337,313
Intangible assets with definite lives, net	45,729	49,443

Total goodwill and intangible assets, net	$2,224,659	$2,297,051

        The following table presents the balance of goodwill by segment, including the changes in the carrying amount of goodwill, for the six months ended June 30, 2009 (in thousands):

	Balance as of January 1, 2009	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of June 30, 2009
Media & Advertising	$1,461,097	$8,062	$(1,389)	$—	$6	$1,467,776
Match	225,558	—	(57,314)	—	4,478	172,722
ServiceMagic	107,369	5,053	(1,760)	—	655	111,317
Emerging Businesses	116,271	—	(25,109)	(1,056)	(306)	89,800

Total	$1,910,295	$13,115	$(85,572)	$(1,056)	$4,833	$1,841,615

        Additions relate to acquisitions. Deductions principally relate to the sale of Match Europe on June 5, 2009 and the sale of ReserveAmerica on January 31, 2009.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate to trade names and trademarks acquired in various acquisitions. At June 30, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$114,811	$(89,865)	$24,946	4.9
Supplier agreements	23,612	(12,318)	11,294	6.0
Distribution agreements	4,600	(4,545)	55	4.0
Customer lists	2,415	(2,240)	175	1.7
Other	20,820	(11,561)	9,259	3.5

Total	$166,258	$(120,529)	$45,729

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$113,599	$(78,617)	$34,982	4.9
Supplier agreements	22,370	(10,302)	12,068	6.0
Distribution agreements	4,600	(3,969)	631	4.0
Customer lists	2,639	(2,472)	167	1.8
Other	17,969	(16,374)	1,595	2.8

Total	$161,177	$(111,734)	$49,443

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$27,821
2010	14,942
2011	2,500
2012	2,267
2013	1,363
2014	550

$49,443

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—MARKETABLE SECURITIES

        At June 30, 2009, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$142,968	$649	$(308)	$143,309
States of the U.S. and state political subdivisions	108,010	1,542	(35)	109,517
Other fixed term obligations	1,183	—	(42)	1,141

Total debt securities	252,161	2,191	(385)	253,967

Total marketable securities	$252,161	$2,191	$(385)	$253,967

        The net unrealized gain is included in accumulated other comprehensive income at June 30, 2009. The proceeds from sales and maturities of available-for-sale marketable securities were $32.2 million, which resulted in gross realized gains of $0.2 million for the three months ended June 30, 2009. The proceeds from sales and maturities of available-for-sale marketable securities were $58.6 million, which resulted in gross realized gains of $0.4 million for the six months ended June 30, 2009. The net realized gains are included in "Other income (expense)" in the accompanying consolidated statement of operations.

        The contractual maturities of debt securities classified as available-for-sale at June 30, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$148,505	$149,554
Due after one year through five years	102,853	103,652
Due after five years through ten years	—	—
Due over ten years	803	761

Total	$252,161	$253,967

        The following table summarizes those investments with unrealized losses at June 30, 2009 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,966	$(80)	$371	$(228)	$34,337	$(308)
States of the U.S. and state political subdivisions	10,311	(35)	—	—	10,311	(35)
Other fixed term obligations	—	—	763	(42)	763	(42)

Total	$44,277	$(115)	$1,134	$(270)	$45,411	$(385)

        Substantially all of the Company's fixed income securities are rated investment grade or better. The gross unrealized losses related to fixed income securities were due primarily to changes in credit

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—MARKETABLE SECURITIES (Continued)

quality of the security or interest rates. Because the Company does not intend to sell any marketable securities and it is not more likely than not that the Company will be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired at June 30, 2009.

        During the three months ended June 30, 2009, $0.3 million of net unrealized gains included within other comprehensive income at March 31, 2009, were recognized into earnings. During the six months ended June 30, 2009, $0.3 million of net unrealized gains included within other comprehensive income at December 31, 2008, were recognized into earnings. The specific-identification method is used to determine the cost of a security sold or the amount reclassified from accumulated other comprehensive income into earnings.

NOTE 6—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

	Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings (loss) from continuing operations	$42,593	$42,593	$(84,636)	$(84,636)
Net loss attributable to noncontrolling interest	416	416	484	484

Earnings (loss) from continuing operations attributable to IAC shareholders	43,009	43,009	(84,152)	(84,152)
Loss from discontinued operations, including gain on sale, net of tax	(2,196)	(2,196)	(337,445)	(337,445)

Net earnings (loss) attributable to IAC shareholders	$40,813	$40,813	$(421,597)	$(421,597)

Denominator:
Weighted average basic shares outstanding	146,492	146,492	139,433	139,433
Dilutive securities including stock options, warrants and RSUs	—	1,578	—	—

Denominator for earnings per share—weighted average shares(a)(b)	146,492	148,070	139,433	139,433

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share from continuing operations	$0.29	$0.29	$(0.60)	$(0.60)
Discontinued operations, net of tax	(0.01)	(0.01)	(2.42)	(2.42)

Earnings (loss) per share	$0.28	$0.28	$(3.02)	$(3.02)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—EARNINGS PER SHARE (Continued)

	Six Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings (loss) from continuing operations	$12,711	$12,711	$(88,089)	$(88,089)
Net loss attributable to noncontrolling interest	674	674	814	814

Earnings (loss) from continuing operations attributable to IAC shareholders	13,385	13,385	(87,275)	(87,275)
Loss from discontinued operations, including gain on sale, net of tax	(958)	(958)	(281,506)	(281,506)

Net earnings (loss) attributable to IAC shareholders	$12,427	$12,427	$(368,781)	$(368,781)

Denominator:
Weighted average basic shares outstanding	147,130	147,130	139,408	139,408
Dilutive securities including stock options, warrants and RSUs	—	1,910	—	—

Denominator for earnings per share—weighted average shares(a)(b)	147,130	149,040	139,408	139,408

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share from continuing operations	$0.09	$0.09	$(0.63)	$(0.63)
Discontinued operations, net of tax	(0.01)	(0.01)	(2.02)	(2.02)

Earnings (loss) per share	$0.08	$0.08	$(2.65)	$(2.65)

(a)
Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units if the effect is dilutive. For the three and six months ended June 30, 2009, approximately 35.9 million and 36.1 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes") if the effect is dilutive. Because the Company had a loss from continuing operations for both the three and six months ended June 30, 2008, no potentially dilutive securities were included in the denominator for computing diluted earnings per share, since their impact would be anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the three and six months ended June 30, 2008, approximately 53.5 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. During the second quarter of 2008 all outstanding Convertible Notes were fully converted.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Entities included in discontinued operations, as described in Note 9, are excluded from the schedules below. Operating segments are combined for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Media & Advertising	$168,587	$186,325	$336,207	$401,863
Match	88,291	93,282	178,351	183,818
ServiceMagic	42,400	35,871	73,753	64,819
Emerging Businesses	41,494	48,538	85,516	92,301
Inter-segment elimination	(727)	(9,852)	(1,772)	(17,981)

Total	$340,045	$354,164	$672,055	$724,820

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Operating Income (Loss):
Media & Advertising	$9,145	$29,761	$10,233	$61,060
Match	28,397	19,626	38,139	26,762
ServiceMagic	5,680	8,906	7,683	14,516
Emerging Businesses	(10,249)	(9,131)	(22,949)	(18,439)
Corporate	(29,066)	(55,596)	(62,323)	(101,441)

Total	$3,907	$(6,434)	$(29,217)	$(17,542)

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

NOTE 7—SEGMENT INFORMATION (Continued)

prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Operating Income Before Amortization:
Media & Advertising	$15,908	$35,850	$26,042	$73,379
Match	28,546	22,865	38,487	33,004
ServiceMagic	6,709	9,445	9,510	15,594
Emerging Businesses	(9,263)	(7,810)	(20,319)	(15,635)
Corporate	(16,155)	(37,423)	(31,143)	(64,779)

Total	$25,745	$22,927	$22,577	$41,563

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings (loss) attributable to IAC shareholders in total (in thousands):

	For the Three Months Ended June 30, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$15,908	$(148)	$(200)	$(6,415)	$9,145
Match	28,546	(25)	—	(124)	28,397
ServiceMagic	6,709	—	—	(1,029)	5,680
Emerging Businesses	(9,263)	(508)	—	(478)	(10,249)
Corporate	(16,155)	(12,911)	—	—	(29,066)

Total	$25,745	$(13,592)	$(200)	$(8,046)	$3,907

Other income, net					60,829

Earnings from continuing operations before income taxes					64,736
Income tax provision					(22,143)

Earnings from continuing operations					42,593
Loss from discontinued operations, net of tax					(2,196)

Net earnings					40,397
Net loss attributable to noncontrolling interest					416

Net earnings attributable to IAC shareholders					$40,813

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Three Months Ended June 30, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$35,850	$—	$—	$(6,089)	$29,761
Match	22,865	—	(3,071)	(168)	19,626
ServiceMagic	9,445	(156)	—	(383)	8,906
Emerging Businesses	(7,810)	(282)	—	(1,039)	(9,131)
Corporate	(37,423)	(18,173)	—	—	(55,596)

Total	$22,927	$(18,611)	$(3,071)	$(7,679)	$(6,434)

Other expense, net					(100,476)

Loss from continuing operations before income taxes					(106,910)
Income tax benefit					22,274

Loss from continuing operations					(84,636)
Gain on sale of discontinued operations, net of tax					22,547
Loss from discontinued operations, net of tax					(359,992)

Net loss					(422,081)
Net loss attributable to noncontrolling interest					484

Net loss attributable to IAC shareholders					$(421,597)

	For the Six Months Ended June 30, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Goodwill Impairment	Operating Income (Loss)
Media & Advertising	$26,042	$(295)	$(2,505)	$(13,009)	$—	$10,233
Match	38,487	(102)	—	(246)	—	38,139
ServiceMagic	9,510	(150)	—	(1,677)	—	7,683
Emerging Businesses	(20,319)	(445)	—	(1,129)	(1,056)	(22,949)
Corporate	(31,143)	(31,180)	—	—	—	(62,323)

Total	$22,577	$(32,172)	$(2,505)	$(16,061)	$(1,056)	$(29,217)

Other income, net						61,392

Earnings from continuing operations before income taxes						32,175
Income tax provision						(19,464)

Earnings from continuing operations						12,711
Loss from discontinued operations, net of tax						(958)

Net earnings						11,753
Net loss attributable to noncontrolling interest						674

Net earnings attributable to IAC shareholders						$12,427

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$73,379	$—	$—	$(12,319)	$61,060
Match	33,004	—	(5,867)	(375)	26,762
ServiceMagic	15,594	(312)	—	(766)	14,516
Emerging Businesses	(15,635)	(523)	—	(2,281)	(18,439)
Corporate	(64,779)	(36,662)	—	—	(101,441)

Total	$41,563	$(37,497)	$(5,867)	$(15,741)	$(17,542)

Other expense, net					(88,785)

Loss from continuing operations before income taxes					(106,327)
Income tax benefit					18,238

Loss from continuing operations					(88,089)
Gain on sale of discontinued operations, net of tax					22,547
Loss from discontinued operations, net of tax					(304,053)

Net loss					(369,595)
Net loss attributable to noncontrolling interest					814

Net loss attributable to IAC shareholders					$(368,781)

        The following table presents depreciation by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Depreciation:
Media & Advertising	$8,594	$9,153	$17,131	$18,661
Match	2,399	2,248	4,807	4,323
ServiceMagic	793	815	1,594	1,609
Emerging Businesses	2,250	1,861	3,959	3,489
Corporate	2,841	3,382	5,600	6,636

Total	$16,877	$17,459	$33,091	$34,718

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        The Company maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
United States	$284,089	$283,711	$556,026	$582,112
All other countries	55,956	70,453	116,029	142,708

Total	$340,045	$354,164	$672,055	$724,820

	June 30, 2009	December 31, 2008
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$306,255	$328,034
All other countries	1,287	2,227

Total	$307,542	$330,261

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2009
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Marketable securities	$252,846	$1,121	$—	$253,967
Long-term investments	82,645	—	11,370	94,015
Derivative asset created in the HSE sale	—	—	18,850	18,850

Total	$335,491	$1,121	$30,220	$366,832

	December 31, 2008
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Marketable securities	$124,741	$851	$—	$125,592
Long-term investments	38,760	—	10,725	49,485
Derivative asset created in the HSE sale	—	—	57,189	57,189

Total	$163,501	$851	$67,914	$232,266

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended
	June 30, 2009		June 30, 2008
	Long-Term Investments	Derivative Asset Created in the HSE Sale	Long-Term Investments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at April 1	$10,020	$53,582	$13,793	$3,400	$63,003
Total net gains (losses) (realized and unrealized):
Included in earnings	—	(38,204)	—	(1,900)	6,636
Included in other comprehensive income	1,350	3,472	42	—	91
Purchases, sales, issuances and settlements, net	—	—	—	(1,500)	—

Balance at June 30	$11,370	$18,850	$13,835	$—	$69,730

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

	For the Six Months Ended
	June 30, 2009		June 30, 2008
	Long-Term Investments	Derivative Asset Created in the HSE Sale	Long-Term Investments	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at January 1	$10,725	$57,189	$14,763	$1,100	$54,656
Total net gains (losses) (realized and unrealized):
Included in earnings	—	(38,204)	—	400	10,922
Included in other comprehensive income	645	(135)	(928)	—	4,152
Purchases, sales, issuances and settlements, net	—	—	—	(1,500)	—

Balance at June 30	$11,370	$18,850	$13,835	$—	$69,730

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended
	June 30, 2009	June 30, 2008
	Derivative Asset Created in the HSE Sale	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total (losses) gains included in earnings:
Other income (expense)	$(38,204)	$(1,900)	$6,636

Total	$(38,204)	$(1,900)	$6,636

Change in unrealized (losses) gains relating to assets and liabilities still held at June 30:
Other income (expense)	$(38,204)		$6,636

Total	$(38,204)		$6,636

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	Derivative Asset Created in the HSE Sale	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total (losses) gains included in earnings:
Other income (expense)	$(38,204)	$400	$10,922

Total	$(38,204)	$400	$10,922

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	Derivative Asset Created in the HSE Sale	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Change in unrealized (losses) gains relating to assets and liabilities still held at June 30:
Other income (expense)	$(38,204)		$10,922

Total	$(38,204)		$10,922

Long-term investments

        Long-term investments measured at fair value using quoted market prices in active markets for identical assets (Level 1) are marketable equity securities accounted for in accordance with SFAS No. 115. The amortized cost basis of these marketable equity securities is $31.5 million with $51.8 million of gross unrealized gains and $0.7 million of gross unrealized losses at June 30, 2009. The net unrealized gain, net of taxes of $20.6 million, is included in accumulated other comprehensive income at June 30, 2009. The aggregate fair value of these marketable equity securities that have been in a continuous unrealized loss position for less than twelve months is $13.6 million at June 30, 2009. There were no marketable equity securities that have been in a continuous loss position for twelve months or longer at June 30, 2009. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, the Company does not consider the unrealized loss at June 30, 2009 to be other-than-temporary.

        Long-term investments measured at fair value using significant unobservable inputs (Level 3) are available-for-sale auction rate securities accounted for in accordance with SFAS No. 115. The auction rate securities are valued by discounting the estimated future cash flow streams of the securities over the life of the securities. Credit spreads and other risk factors are also considered in establishing a fair value. At June 30, 2009, the auction rate securities are rated either AA-/Baa1 or A/Baa1. Due to their high credit rating and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss of $3.6 million to be an other-than-temporary impairment at June 30, 2009. The auction rate securities mature in 2025 and 2035.

Derivative asset created in the HSE sale

        The CVR is accounted for as a derivative asset and maintained at fair value relying on significant unobservable inputs including credit risk. As discussed in Note 1, ARO filed for insolvency on June 9, 2009 and, as a result, the maturity date of the CVR accelerated and its redemption value was fixed at €54 million. During the second quarter of 2009, the Company recognized a $38.2 million impairment charge related to the CVR due to increased credit risk associated with this derivative asset. The CVR is included in "Other current assets" in the accompanying consolidated balance sheet at June 30, 2009 and "Other non-current assets" in the accompanying consolidated balance sheet at December 31, 2008.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

Financial instruments

        The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies when available. The Company's financial instruments include a guarantee, letters of credit and surety bonds. These commitments are in place to facilitate the commercial operations of IAC and certain subsidiaries.

	June 30, 2009
	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$1,608,422	$1,608,422
Note receivable, current	695	695
Notes receivable, non-current	13,275	11,790
Long-term debt	(95,844)	(64,843)
Guarantee, letters of credit and surety bonds	N/A	(656)

        The carrying amounts of cash and cash equivalents and note receivable, current approximate fair value due to their short-term maturity. Notes receivable, non-current are valued based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt was estimated using quoted market prices. The fair value of guarantee, letters of credit and surety bonds are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 5 for discussion of the fair value of marketable securities.

        Investments accounted for under the cost method are included in "Long-term investments" in the accompanying consolidated balance sheet and have a carrying value of $40.3 million at June 30, 2009. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition and the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

NOTE 9—DISCONTINUED OPERATIONS

        On August 20, 2008, IAC completed the spin-off of HSNi, ILG, Ticketmaster and Tree.com. In addition, on May 30, 2008, IAC sold EPI for $34.9 million, which resulted in a pre-tax loss of $37.4 million and an after-tax gain of $22.5 million. The after-tax gain on the sale of EPI was subsequently reduced to $22.3 million in the third quarter of 2008. Accordingly, discontinued operations include HSNi, ILG, Ticketmaster and Tree.com through June 30, 2008 and EPI through May 30, 2008, as well as Quiz TV Limited and iBuy for all periods presented.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—DISCONTINUED OPERATIONS (Continued)

        The net revenue and net earnings for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$—	$1,252,980	$—	$2,485,942

(Loss) earnings before income taxes and noncontrolling interest	$(571)	$(394,067)	$1,707	$(310,507)
Income tax (provision) benefit	(1,625)	33,192	(2,665)	5,006
Net loss attributable to noncontrolling interest	—	883	—	1,448

Net loss	$(2,196)	$(359,992)	$(958)	$(304,053)

        Included in the line item "(Loss) earnings before income taxes and noncontrolling interest" in the table above for the three and six months ended June 30, 2008 are impairment charges related to the goodwill and indefinite-lived intangible assets of HSNi of $221.5 million and $78.5 million, respectively, and of Tree.com of $132.5 million and $33.4 million, respectively.

NOTE 10—CONTINGENCIES

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

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions for the Six Months Ended June 30, 2009

        On June 5, 2009, IAC completed the sale of Match Europe to Meetic. In exchange for Match Europe, IAC received a 27% stake in Meetic (approximately 6.1 million shares of Meetic common stock), valued at $154.8 million, plus a promissory note valued at $6.2 million.

        On January 31, 2009, IAC completed the sale of ReserveAmerica to The Active Network, Inc. ("Active"). In exchange for ReserveAmerica, IAC received approximately 3.5 million shares of Active convertible preferred stock, valued at $33.3 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Non-Cash Transactions for the Six Months Ended June 30, 2008

        During the six months ended June 30, 2008, $12.3 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.2 million shares of IAC common stock and 0.2 million shares of Expedia common stock were issued to the holders.

NOTE 12—SUBSEQUENT EVENTS

        Between July 1, 2009 and July 24, 2009, IAC repurchased 5.1 million shares of common stock for aggregate consideration of $84.4 million.

        On July 29, 2009, IAC announced that its Board of Directors authorized the repurchase of up to 20 million shares of its outstanding common stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        IAC operates more than 50 leading and diversified Internet businesses across 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Media & Advertising segment; its Match and ServiceMagic segments; the businesses comprising its Emerging Businesses segment; and certain investments in unconsolidated affiliates.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2008.

Results of Operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and six months ended June 30, 2009 and 2008 (dollars in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	Growth	2008	2009	Growth	2008
Revenue:
Media & Advertising	$168,587	(10)%	$186,325	$336,207	(16)%	$401,863
Match	88,291	(5)%	93,282	178,351	(3)%	183,818
ServiceMagic	42,400	18%	35,871	73,753	14%	64,819
Emerging Businesses	41,494	(15)%	48,538	85,516	(7)%	92,301
Inter-segment elimination	(727)	93%	(9,852)	(1,772)	90%	(17,981)

Total	$340,045	(4)%	$354,164	$672,055	(7)%	$724,820

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	Growth	2008	2009	Growth	2008
Operating Income (Loss):
Media & Advertising	$9,145	(69)%	$29,761	$10,233	(83)%	$61,060
Match	28,397	45%	19,626	38,139	43%	26,762
ServiceMagic	5,680	(36)%	8,906	7,683	(47)%	14,516
Emerging Businesses	(10,249)	(12)%	(9,131)	(22,949)	(24)%	(18,439)
Corporate	(29,066)	48%	(55,596)	(62,323)	39%	(101,441)

Total	$3,907	NM	$(6,434)	$(29,217)	(67)%	$(17,542)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	Growth	2008	2009	Growth	2008
Operating Income Before Amortization:
Media & Advertising	$15,908	(56)%	$35,850	$26,042	(65)%	$73,379
Match	28,546	25%	22,865	38,487	17%	33,004
ServiceMagic	6,709	(29)%	9,445	9,510	(39)%	15,594
Emerging Businesses	(9,263)	(19)%	(7,810)	(20,319)	(30)%	(15,635)
Corporate	(16,155)	57%	(37,423)	(31,143)	52%	(64,779)

Total	$25,745	12%	$22,927	$22,577	(46)%	$41,563

        Refer to Note 7 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to Operating Income (Loss).

Consolidated Results

Revenue

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        Revenue in 2009 decreased $14.1 million from 2008 primarily as a result of a decrease of $17.7 million from Media & Advertising. The decrease from Media & Advertising was driven by a decline in revenue per query across proprietary properties, partially offset by continued growth in partners and queries at the Ask toolbar business and the favorable impact from the acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

        Revenue in 2009 decreased $52.8 million from 2008 primarily as a result of a decrease of $65.7 million from Media & Advertising, partially offset by an increase of $8.9 million from ServiceMagic. The decrease from Media & Advertising was driven by a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement, and fewer queries across proprietary properties, particularly at Fun Web Products and Ask.com. Partially offsetting these declines is the continued growth in partners and queries at the Ask toolbar business and the favorable impact in 2009 from the acquisition of Lexico. The increase in revenue at ServiceMagic reflects a more active service provider network and an 8% increase in service requests as well as the contributions from the businesses now comprising ServiceMagic International, acquired October 29, 2008, and Market Hardware, acquired January 23, 2009.

Cost of revenue

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Cost of revenue	$106,721	0%	$107,156
As a percentage of total revenue	31%	113 bp	30%

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

        Cost of revenue in 2009 decreased $0.4 million from 2008 primarily due to decreases of $5.0 million from Match and $3.3 million from Emerging Businesses, partially offset by an increase of $7.6 million from Media & Advertising. The decrease in cost of revenue from Match was primarily due to a decrease of $4.9 million in traffic acquisition costs resulting principally from more favorable economic terms under agreements with certain domestic distribution partners and the sale of Match Europe to Meetic, an online dating company based in France, on June 5, 2009. Cost of revenue from Emerging Businesses decreased primarily due to the absence of ReserveAmerica in the current year period following its sale on January 31, 2009. Partially offsetting these decreases was an increase in cost of revenue from Media & Advertising, due in part to an increase in traffic acquisition costs.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Cost of revenue	$219,643	(7)%	$237,435
As a percentage of total revenue	33%	(8) bp	33%

        Cost of revenue in 2009 decreased $17.8 million from 2008 primarily due to decreases of $9.2 million from Match and $7.5 million from Media & Advertising. The decrease in cost of revenue was primarily due to decreases in traffic acquisition costs from Match and Media & Advertising. The decrease in traffic acquisition costs of $9.2 million from Match was due to the factors described above in the three month discussion. Overall traffic acquisition costs from Media & Advertising during the period decreased as a direct result of a sharp decline in network revenue at IAC Search & Media.

Selling and marketing expense

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$118,902	2%	$116,792
As a percentage of total revenue	35%	199 bp	33%

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

        Selling and marketing expense in 2009 increased $2.1 million from 2008 primarily due to increases of $5.7 million from ServiceMagic and $3.1 million from Media & Advertising, partially offset by a decrease of $4.6 million from Match. The increase in selling and marketing expense from ServiceMagic is primarily due to an increase of $4.7 million in advertising and promotional expenditures associated with online marketing. The increase in online marketing is a direct result of the growth in service requests from paid channels outpacing growth in free requests. Also contributing to the increase in selling and marketing expense from ServiceMagic is an increase in compensation and other employee-related costs, due in part, to the continued expansion of its sales force. Selling and marketing expense from Media & Advertising increased primarily due to increases of $2.5 million in advertising and promotional expenditures and $1.3 million in compensation and other-employee-related costs. Included in the increase in advertising and promotional expenditures from Media & Advertising are costs associated with the NASCAR partnership as well as marketing costs related to an ad campaign to rebrand the Ask.co.UK website. Partially offsetting the increase in selling and marketing expense is lower advertising and promotional expenditures from Match primarily due to a decrease in television advertising and online marketing.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$251,802	6%	$238,113
As a percentage of total revenue	37%	462 bp	33%

        Selling and marketing expense in 2009 increased $13.7 million from 2008 primarily due to increases of $10.1 million from ServiceMagic and $8.5 million from Media & Advertising, partially offset by a decrease of $4.6 million from Match. The increases in selling and marketing expense from ServiceMagic and Media & Advertising as well as the decrease from Match are primarily due to the factors described above in the three month discussion.

General and administrative expense

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$68,970	(25)%	$91,387
As a percentage of total revenue	20%	(552) bp	26%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2009 decreased $22.4 million from 2008 primarily due to a decrease of $25.1 million from corporate, partially offset by an increase of $2.9 million from ServiceMagic. The decrease from corporate is principally due to the inclusion in the prior year period of $12.6 million in expenses related to the spin-off of HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com") (the "Spin-Off"), as well as decreases in compensation and other employee-related costs, including stock-based compensation, and non-Spin-Off related professional fees. The decrease in compensation and other employee-related costs is primarily due to decreases in bonus expense and non-cash compensation expense. General and administrative expense from ServiceMagic increased primarily due to increases of $1.3 million in compensation and other employee-related costs and $0.4 million in professional fees.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$142,604	(17)%	$171,982
As a percentage of total revenue	21%	(251) bp	24%

        General and administrative expense in 2009 decreased $29.4 million from 2008 primarily due to a decrease of $36.6 million from corporate, partially offset by an increase of $4.2 million from ServiceMagic and $1.8 million from Match. The decrease from corporate is principally due to the factors described above in the three month discussion. Included in corporate expenses in the prior year period is $21.1 million in expenses related to the Spin-Off. General and administrative expense from ServiceMagic increased primarily due to increases of $1.9 million in compensation and other employee-related costs and $0.5 million in professional fees. Also contributing to the increase in general and administrative expense is an increase of $1.8 million in professional fees from Match primarily related to the sale of Match Europe in exchange for a 27% investment in Meetic.

Product development expense

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Product development expense	$16,422	(4)%	$17,054
As a percentage of total revenue	5%	1 bp	5%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of technology.

        Product development expense in 2009 decreased $0.6 million from 2008 primarily due to a decrease of $0.3 million in compensation and other employee-related costs from Media & Advertising.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Product development expense	$34,510	(10)%	$38,506
As a percentage of total revenue	5%	(18) bp	5%

        Product development expense in 2009 decreased $4.0 million from 2008 primarily due to a decrease of $3.4 million in compensation and other employee-related costs from Media & Advertising which is due in part to a 4% decrease in average headcount at IAC Search & Media. Also contributing to the decrease in product development expense is an increase in costs being capitalized in the current year period related to the development and enhancement of the company's search technology and products.

Depreciation

  For the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008

				Six Months Ended June 30,
	Three Months Ended June 30,
					% Change
	2009	% Change	2008	2009		2008
	(Dollars in thousands)
Depreciation	$16,877	(3)%	$17,459	$33,091	(5)%	$34,718
As a percentage of total revenue	5%	3 bp	5%	5%	13 bp	5%

        Depreciation for the three and six months ended June 30, 2009 decreased $0.6 million and $1.6 million, respectively, from 2008 primarily due to certain fixed assets becoming fully depreciated, partially offset by the incremental depreciation associated with capital expenditures made during 2009 and 2008.

Operating Income Before Amortization

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Operating Income Before Amortization	$25,745	12%	$22,927
As a percentage of total revenue	8%	110 bp	6%

        Operating Income Before Amortization in 2009 increased $2.8 million from 2008 primarily due to a decrease of $21.3 million in corporate expenses and strong profit growth from Match. Included in the prior year period is $12.6 million in expenses related to the Spin-Off. Partially offsetting these increases in Operating Income Before Amortization is a decrease of $19.9 million from Media & Advertising resulting primarily from lower overall revenue.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Operating Income Before Amortization	$22,577	(46)%	$41,563
As a percentage of total revenue	3%	(238) bp	6%

        Operating Income Before Amortization in 2009 decreased $19.0 million from 2008 primarily due to decreases of $47.3 million, $6.1 million and $4.7 million from Media & Advertising, ServiceMagic and Emerging Businesses, respectively. These decreases in Operating Income Before Amortization were partially offset by a decrease of $33.6 million in corporate expenses due in part to the inclusion in the prior year period of $21.1 million in expenses related to the Spin-Off.

        The overall decrease in Operating Income Before Amortization reflects lower revenue from Media & Advertising, a shift in mix to lower revenue generating service requests and increased marketing costs from ServiceMagic, and increased operating expenses from Emerging Businesses primarily related to The Daily Beast and InstantAction.com, as well as the absence of profits from ReserveAmerica in the current year following its sale on January 31, 2009.

Operating income (loss)

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Operating income (loss)	$3,907	NM	$(6,434)
As a percentage of total revenue	1%	NM	(2)%

        Operating income in 2009 increased $10.3 million from 2008 primarily due to the $2.8 million increase in Operating Income Before Amortization described above and decreases of $5.0 million in non-cash compensation expense and $2.9 million in amortization of non-cash marketing, partially offset by a slight increase in amortization of intangibles. The decrease in non-cash compensation is due in part to an increase in forfeited awards. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Operating loss	$(29,217)	(67)%	$(17,542)
As a percentage of total revenue	(4)%	(193) bp	(2)%

        Operating loss in 2009 increased $11.7 million from 2008 primarily due to the $19.0 million decrease in Operating Income Before Amortization described above, a goodwill impairment charge of $1.1 million related to our gift card business and a slight increase in amortization of intangibles. Partially offsetting these increases in operating loss are decreases of $5.3 million in non-cash compensation expense, as described above in the three month discussion, and $3.4 million in amortization of non-cash marketing.

        At June 30, 2009, there was $113.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Other income (expense)

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Other income (expense):
Interest income	$2,444	(57)%	$5,703
Interest expense	(1,261)	(91)%	(13,886)
Equity in (losses) income of unconsolidated affiliates	(2,165)	NM	6,448
(Loss) gain on sale of long-term investments	(12,305)	NM	29,131
Other income (expense)	74,116	NM	(127,872)

        Interest income in 2009 decreased $3.3 million from 2008 primarily due to the impact of lower average interest rates resulting, in part, from a reallocation of investments during the second half of 2008 into lower yielding treasury and government agency funds, partially offset by higher investment balances. Interest expense in 2009 decreased $12.6 million from 2008 as the amount of outstanding debt decreased year over year due to the extinguishment of $734.2 million of the Company's 7% Senior Notes due 2013 (the "Senior Notes") in connection with the Spin-Off. The remaining outstanding principal of the Senior Notes at June 30, 2009 is $15.8 million.

        Equity in (losses) income of unconsolidated affiliates in 2009 decreased $8.6 million from 2008 primarily due to the inclusion in the prior year period of $8.4 million related to the equity in earnings of our former investment in Jupiter Shop Channel Co., Ltd., a Japanese TV shopping company.

        Loss on sale of long-term investments in 2009 represents a loss of $12.3 million related to the Company's sale of Arcandor AG ("ARO") shares. As part of the consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE") in June 2007, the Company received approximately 5.5 million shares of ARO stock plus additional consideration in the form of a contingent value right ("CVR"). During the second quarter of 2009, the Company sold 4.3 million shares of ARO stock.

        Gain on sale of long-term investments in 2008 represents a gain of $29.1 million associated with the sale of the Company's preferred investment in Points International, Ltd. ("Points").

        Other income in 2009 of $74.1 million is principally due to a $116.8 million gain related to the sale of Match Europe. On June 5, 2009, Match.com completed the sale of its European operations to Meetic. In exchange for its European operations, Match.com received a 27% stake in Meetic, plus a promissory note valued at $6.2 million. Partially offsetting the increase in other income in 2009 are the write-downs of $38.2 million and $3.9 million related to the CVR and the Company's remaining 1.1 million shares of ARO stock, respectively. ARO filed for insolvency on June 9, 2009. The impairment charge related to the CVR is based upon the Company's assessment of its fair value at June 30, 2009 of €13.4 million or $18.9 million. The Company will continue to monitor the progress of the insolvency proceedings of ARO in the coming months and will reassess the fair value of the CVR each reporting period. At June 30, 2009, the carrying value of the Company's 1.1 million shares of ARO stock was €0.7 million or $1.0 million, which is based on €0.61 per share, the ARO stock price on June 30, 2009.

        Other expense in 2008 of $127.9 million was principally due to a write-down of $132.6 million related to the Company's 5.5 million shares of ARO stock, partially offset by gains of $4.8 million related to the increase in the value of the CVR and the derivatives created in connection with the Expedia spin-off.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

	Six Months Ended June 30,
	2009	% Change	2008
	(Dollars in thousands)
Other income (expense):
Interest income	$6,172	(55)%	$13,776
Interest expense	(2,725)	(89)%	(25,864)
Equity in (losses) income of unconsolidated affiliates	(4,012)	NM	12,227
(Loss) gain on sale of long-term investments	(12,305)	NM	29,131
Other income (expense)	74,262	NM	(118,055)

        Interest income, interest expense, equity in (losses) income of unconsolidated affiliates, (loss) gain on sale of long-term investments and other income (expense) were all impacted principally due to the same factors described above in the three month discussion.

Income tax provision

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        In 2009, the Company recorded an income tax provision for continuing operations of $22.1 million on pre-tax income of $64.7 million, which represents an effective tax rate of 34%. This rate is lower than the federal statutory rate of 35% due principally to benefits related to a change in the estimated annual effective tax rate and foreign tax credits related to the sale of Match Europe, substantially offset by non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, an increase in the valuation allowance on deferred tax assets related to losses from equity investments and impairments of the Company's shares of ARO stock and the related CVR. In 2008, the Company recorded an income tax benefit for continuing operations of $22.3 million on a pre-tax loss of $106.9 million, which represents an effective tax rate of 21%. This rate is lower than the federal statutory rate of 35% due principally to the establishment of a valuation allowance on deferred tax assets related to the ARO stock impairment, non-deductible costs related to the Spin-Off, and interest on tax contingencies, partially offset by lower state and foreign income taxes.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

        In 2009, the Company recorded an income tax provision for continuing operations of $19.5 million on pre-tax income of $32.2 million, which represents an effective tax rate of 60%. This rate is higher than the federal statutory rate of 35% due principally to non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, an increase in valuation allowances on deferred tax assets related to the impairments of the Company's shares of ARO stock and the related CVR, offset by foreign tax credits related to the sale of Match Europe. In 2008, the Company recorded an income tax benefit for continuing operations of $18.2 million on a pre-tax loss of $106.3 million, which represents an effective tax rate of 17%. This rate is lower than the statutory rate of 35% due principally to the establishment of a valuation allowance on deferred tax assets related to the ARO stock impairment, non-deductible costs related to the Spin-Off, and interest on tax contingencies, partially offset by lower state and foreign income taxes.

        At June 30, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $369.4 million and $372.6 million, respectively. Unrecognized tax benefits for the six months ended June 30, 2009 decreased by $3.2 million due to the reversal of deductible temporary differences, offset by the net increase in state and local tax reserves. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax expense for continuing operations for the three and six months ended June 30, 2009 is a $2.4 million and $5.0 million expense, respectively, net of related deferred taxes of $1.6 million and $3.3 million, respectively, for interest on unrecognized tax benefits. At June 30, 2009 and December 31, 2008, the Company has accrued $58.4 million and $49.7 million, respectively, for the payment of interest. Included in the income tax expense for continuing operations for both the three and six months ended June 30, 2009 is a $3.1 million expense for penalties on unrecognized tax benefits. At June 30, 2009 and December 31, 2008, the Company has accrued $5.0 million and $0.6 million, respectively, for penalties.

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

        The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2010. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed by the end of 2010. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $12.9 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

        On May 4, 2009, President Obama outlined his administration's proposal to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries. Many details of the proposal remain unknown and any legislation enacting such modifications would require Congressional approval; however, changes to these rules could impact the Company's effective tax rate. The Company will continue to monitor the progress of the proposals to determine the impact, if any, to the Company's consolidated financial position, results of operations and cash flows.

Discontinued operations

        Discontinued operations in the accompanying unaudited consolidated statement of operations include HSNi, ILG, Ticketmaster and Tree.com through June 30, 2008, Entertainment Publications, Inc. ("EPI") through May 30, 2008, and Quiz TV Limited and iBuy for all periods presented.

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        Results from these discontinued operations, net of tax, in 2009 and 2008 were losses of $2.2 million and $360.0 million, respectively. The 2009 amount is principally due to the increase in reserves for penalties and interest on tax contingencies. The 2008 amount is principally due to the losses of HSNi and Tree.com, which include pre-tax impairment charges related to goodwill and indefinite-lived intangible assets of $221.5 million and $78.5 million, respectively, for HSNi and $132.5 million and $33.4 million, respectively, for Tree.com. The losses from HSNi and Tree.com were partially offset by income of Ticketmaster and ILG.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

        Results from discontinued operations, net of tax, in 2009 and 2008 were losses of $1.0 million and $304.1 million, respectively. The 2009 and 2008 amounts are principally due to the factors described above in the three month discussion.

        Additionally, the Company recognized an after-tax gain in the second quarter of 2008 of $22.5 million on the sale of EPI, which was subsequently reduced to $22.3 million in the third quarter of 2008.

Goodwill and Indefinite-Lived Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company tests goodwill and indefinite-lived intangible assets on an annual basis as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We determine the fair value of a reporting unit based upon an evaluation of its expected discounted cash flows. This discounted cash flow analysis utilizes an evaluation of historical and forecasted operating results. The determination of discounted cash flows is based upon forecasted operating results that may not occur.

        Certain reporting units are currently operating in dynamic industry segments. These include IAC Search & Media and InstantAction.com. If actual operating results of these businesses vary significantly from anticipated results, future impairments of goodwill and/or other intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair value, had the estimated fair value of each of these reporting units been hypothetically lower by 10% as of October 1, 2008, the aggregate book value of goodwill would have exceeded fair value by approximately $140 million at IAC Search & Media and $4 million at InstantAction.com. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2008, the book value of goodwill would have exceeded fair value by approximately $330 million at IAC Search & Media and $8 million at InstantAction.com.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

  Media & Advertising

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        Our Media & Advertising segment consists primarily of our search business, which includes Ask.com and other destination search websites through which we provide search and related advertising services, and toolbars and applications through which we promote and distribute these services, Citysearch, a leading online local city guide, and Evite, an online social planning website.

        Revenue declined 10% to $168.6 million, primarily due to a decline in revenue per query across proprietary properties, partially offset by continued growth in partners and queries at the Ask toolbar business and $4.4 million of revenue in 2009 related to the acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008. While queries at Fun Web Products and Ask.com declined, overall proprietary queries were flat as compared to the prior year period. Revenue per query declines reflect an improved experience on Ask.com following its relaunch in October 2008 which has resulted in fewer clicks by consumers to find what they are searching for. Citysearch revenue declined reflecting transitional issues related to the relaunch of the site and the integration of a new ad serving platform and a difficult display advertising environment.

        Operating Income Before Amortization decreased 56% to $15.9 million, primarily due to the lower revenue noted above and increases of $3.1 million in selling and marketing expense and $1.8 million in traffic acquisition costs. Contributing to the increase in selling and marketing expense is an increase of $2.5 million in advertising and promotional expenditures, including those associated with the NASCAR partnership and an ad campaign to rebrand the Ask.co.UK website, as well as an increase of $1.3 million in compensation and other employee-related costs. The increase in traffic acquisition costs is primarily due to growth in distribution revenue which is included in proprietary revenue at IAC Search & Media. As a percentage of revenue, traffic acquisition costs associated with distribution revenue generated from partners who redirect traffic to the Ask.com landing page are higher than traffic acquisition costs associated with network revenue generated from integrated paid listings.

        Operating income decreased 69% to $9.1 million, primarily due to the decrease in Operating Income Before Amortization described above and slight increases in amortization of intangibles, amortization of non-cash marketing and non-cash compensation expense.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

        Revenue declined 16% to $336.2 million, primarily due to a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. The full impact of this discontinuation was fully anniversaried beginning in the second quarter of 2009. Revenue declines also reflect fewer queries across proprietary properties, particularly at Fun Web Products and Ask.com, as well as a decrease in revenue per query at Ask.com reflecting fewer clicks per visit as users find what they are searching for sooner due to the relaunched site's improved user experience. Offsetting these decreases was the continued growth in partners and queries at the Ask toolbar business and $9.0 million of revenue in 2009 related to the acquisition of Lexico. Citysearch revenue declined primarily due to the factors described above in the three month discussion.

        Operating Income Before Amortization decreased 65% to $26.0 million, primarily due to the lower revenue noted above and an increase of $8.5 million in selling and marketing expense, partially offset by decreases of $16.8 million in traffic acquisition costs and $4.1 million in product development expense. The increase in selling and marketing expense is primarily due to the factors described above in the three month discussion. Overall traffic acquisition costs during the period decreased as a direct result of a sharp decline in network revenue, partially offset by growth in distribution revenue included as a component of proprietary revenue at IAC Search & Media. The decrease in product development expense is primarily due to a decrease of $3.4 million in compensation and other employee-related costs due, in part, to a 4% reduction in average headcount at IAC Search & Media and an increase in costs being capitalized in the current year period related to the development and enhancement of the company's search technology and products.

        Operating income decreased 83% to $10.2 million, primarily due to the decrease in Operating Income Before Amortization described above and increases of $2.5 million in amortization of non-cash marketing, $0.7 million in amortization of intangibles and $0.3 million in non-cash compensation expense. The increase in amortization of intangibles is related to recent acquisitions.

  Match

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        Revenue declined 5% to $88.3 million, reflecting the sale of Match Europe to Meetic on June 5, 2009. Excluding the results of Match Europe from both periods, revenue grew 9% during the quarter driven by a 9% increase in U.S. subscribers, partially offset by a 1% decline in revenue per subscriber.

        Operating Income Before Amortization increased 25% to $28.5 million primarily due to decreases of $5.0 million in cost of revenue and $4.6 million in selling and marketing expense. Contributing favorably to the reduction in cost of revenue is a decrease of $4.9 million in traffic acquisition costs principally due to more favorable economic terms under agreements with certain domestic distribution partners and the sale of Match Europe to Meetic. The decrease in selling and marketing expense is due primarily to lower advertising expenses associated with television advertising and online marketing.

        Operating income increased 45% to $28.4 million in 2009, primarily due to the increase in Operating Income Before Amortization discussed above and a decrease of $3.1 million in amortization of non-cash marketing.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

        Revenue declined 3% to $178.4 million, reflecting the impact of unfavorable foreign exchange rates and the sale of Match Europe to Meetic. Excluding the results of Match Europe from both periods, revenue grew 7% during the year driven primarily by the factors described above in the three month discussion.

        Operating Income Before Amortization increased 17% to $38.5 million primarily due to decreases of $9.2 million in cost of revenue and $4.6 million in selling and marketing expense, partially offset by an increase of $1.8 million in general and administrative expense. The decreases in cost of revenue and selling and marketing expense are due primarily to the factors described above in the three month discussion. The increase in general and administrative expense was principally due to an increase of $1.8 million in professional fees during the year primarily related to the sale of Match Europe in exchange for a 27% investment in Meetic.

        Operating income increased 43% to $38.1 million in 2009, primarily due to the increase in Operating Income Before Amortization discussed above and a decrease of $5.9 million in amortization of non-cash marketing.

  ServiceMagic

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        Revenue grew 18% to $42.4 million, benefiting from a more active service provider network and a 5% increase in service requests driven by increased marketing efforts. During 2009, ServiceMagic experienced a 15% increase in the number of times service requests are accepted by a service professional. A service request can be transmitted to and accepted by more than one service professional. Revenue further benefited from contributions from the businesses now comprising ServiceMagic International, acquired October 29, 2008, and Market Hardware, acquired January 23, 2009. Excluding the results of the aforementioned acquisitions, revenue grew 9% during the quarter.

        Operating Income Before Amortization decreased 29% to $6.7 million, despite the increase in revenue noted above, reflecting an increase in marketing expense per service request as well as a shift in the mix of service requests from higher margin discretionary home repair and improvement requests to lower margin requests, due primarily to the general economic slowdown. During 2009, ServiceMagic experienced increases of $5.7 million in selling and marketing expense and $2.9 million in general and administrative expense. The increase in selling and marketing expense is primarily driven by an increase in advertising and promotional expenditures associated with online marketing. The increase in online marketing is a direct result of the growth in service requests from paid channels outpacing growth in free requests. Also contributing to the increase in selling and marketing expense is an increase in compensation and other-related costs, due in part, to the continued expansion of its sales force. The increase in general and administrative expense is primarily due to an increase of $1.3 million in compensation and other employee-related costs related to recent acquisitions, as well as an increase of $0.4 million in professional fees.

        Operating income decreased 36% to $5.7 million, primarily due to the decrease in Operating Income Before Amortization discussed above and an increase of $0.6 million in amortization of intangibles, partially offset by a decrease of $0.2 million in non-cash compensation expense.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

        Revenue grew 14% to $73.8 million, driven primarily by the factors described above in the three month discussion. Excluding the results of ServiceMagic International and Market Hardware, revenue grew 8%.

        Operating Income Before Amortization decreased 39% to $9.5 million, despite the increase in revenue noted above, reflecting increases of $10.1 million in selling and marketing expense and $4.2 million in general and administrative expense. The increases in both selling and marketing expense and general and administrative expense are primarily due to the factors described above in the three month discussion.

        Operating income decreased 47% to $7.7 million, primarily due to the decrease in Operating Income Before Amortization discussed above and an increase of $0.9 million in amortization of intangibles, partially offset by a decrease of $0.2 million in non-cash compensation expense.

  Emerging Businesses

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        Our Emerging Businesses segment consists of Shoebuy and Pronto, as well as InstantAction.com, CollegeHumor.com, Gifts.com, Vimeo, Life123.com and The Daily Beast, among other early stage businesses that provide online content and/or services.

        Revenue declined 15% to $41.5 million reflecting the absence of revenue from ReserveAmerica in the current year period following its sale on January 31, 2009, partially offset by growth at Shoebuy and Pronto.

        Operating Income Before Amortization loss increased by $1.5 million to a loss of $9.3 million. Losses increased due primarily to increased operating expenses associated with The Daily Beast and the absence of profits from ReserveAmerica in the current year period. Partially offsetting the increase in Operating Income Before Amortization loss are cost savings related to the shutdown or sale of certain other businesses and profit growth at Gifts.com.

        Operating loss increased by $1.1 million to $10.2 million primarily due to the increased Operating Income Before Amortization loss discussed above and an increase of $0.2 million in amortization of non-cash compensation, partially offset by a decrease of $0.6 million in amortization of intangibles.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

        Revenue declined 7% to $85.5 million primarily due to the factors described above in the three months discussion.

        Operating Income Before Amortization loss increased by $4.7 million to a loss of $20.3 million. Losses increased due primarily to increased operating expenses associated with The Daily Beast and InstantAction.com, as well as the absence of profits from ReserveAmerica in the current year following its sale on January 31, 2009. Partially offsetting the increase in Operating Income Before Amortization loss are cost savings related to the shutdown or sale of certain other businesses, decreased losses at Gifts.com and profitability at Pronto.

        Operating loss increased by $4.5 million to $22.9 million primarily due to the increased Operating Income Before Amortization loss discussed above and a goodwill impairment charge of $1.1 million related to our gift card business, partially offset by decreases in amortization of intangibles and non-cash compensation expense of $1.2 million and $0.1 million, respectively.

  Corporate

  For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

        Operating Income Before Amortization loss decreased by $21.3 million to a loss of $16.2 million primarily due to the inclusion in the prior year period of $12.6 million in expenses related to the Spin-Off. The current period also benefited from lower compensation and other employee-related costs and a decrease of $1.3 million in non-Spin-Off related professional fees.

        Operating loss decreased $26.5 million to a loss of $29.1 million reflecting the decrease in Operating Income Before Amortization loss discussed above and a decrease of $5.3 million in non-cash compensation expense due, in part, to an increase in forfeited awards.

  For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

        Operating Income Before Amortization loss decreased by $33.6 million to a loss of $31.1 million primarily due to the factors described above in the three months discussion. Spin-Off related expenses in the prior year period were $21.1 million.

        Operating loss decreased $39.1 million to a loss of $62.3 million reflecting the decrease in Operating Income Before Amortization loss discussed above and a decrease of $5.5 million in non-cash compensation expense.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2009, the Company had $1.6 billion of cash and cash equivalents, $254.0 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in Senior Notes.

        During the six months ended June 30, 2009 and 2008, IAC purchased 15.3 million and 3.0 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $243.2 million and $145.6 million, respectively. IAC also repurchased an additional 5.1 million shares from July 1, 2009 through July 24, 2009 for aggregate consideration of $84.4 million. At July 24, 2009 IAC had approximately 2.0 million shares remaining in its share repurchase authorization. On July 29, 2009, the Company announced that its Board of Directors authorized the repurchase of up to 20 million shares of IAC common stock which is in addition to the remaining share repurchase authorization noted above. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $103.4 million and $68.1 million in 2009 and 2008, respectively. The increase of $35.3 million in net cash provided by operating activities attributable to continuing operations is due principally to the payment of 2007 discretionary cash bonuses in the first quarter of 2008 while 2008 discretionary cash bonuses were paid in the fourth quarter of 2008. Also contributing to the year over year increase in cash provided by operating activities is a cash tax refund in 2009 related to the overpayment of taxes in 2008.

        Net cash used in investing activities attributable to continuing operations in 2009 of $170.5 million includes $129.1 million related to the net purchases, sales and maturities of marketable securities, capital expenditures of $18.6 million and acquisitions, net of cash acquired, of $11.7 million. Net cash provided by investing activities attributable to continuing operations in 2008 of $147.3 million includes the net proceeds of $174.2 million related to the sales, maturities and purchases of marketable securities, the proceeds of $60.9 million from the sales of long-term investments and the proceeds of $32.9 million from the sale of EPI, partially offset by purchases of long-term investments of $58.9 million, capital expenditures of $35.7 million, and acquisitions, net of cash acquired, of $20.3 million. The purchases of long-term investments in 2008 related primarily to the Company's equity investment in The HealthCentral Network. The proceeds from the sale of long-term investments relate primarily to the sale of Points.

        Net cash used in financing activities attributable to continuing operations in 2009 of $74.1 million includes the purchase of treasury stock of $225.1 million, partially offset by the proceeds related to the issuance of common stock, net of withholding taxes, of $149.1 million. Included in the proceeds related to the issuance of common stock are aggregate proceeds of $150.9 million from the exercise of warrants to acquire 11.5 million shares of IAC common stock that were due to expire on February 4, 2009. The strike price of the warrants was $13.09 per share. Net cash used in financing activities attributable to continuing operations in 2008 of $148.9 million includes the purchase of treasury stock of $145.6 million and the issuance of common stock, net of withholding taxes, of $4.3 million.

        Net cash used in discontinued operations was $1.0 million and $233.9 million in 2009 and 2008, respectively. Net cash used in discontinued operations in 2008 relates primarily to the operations of Ticketmaster, HSNi, ILG and Tree.com. The Company does not expect future cash flows associated with existing discontinued operations to be material.

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

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Thousands)
Contractual Obligations(a)
Long-term obligations(b)	$206,280	$5,109	$10,218	$24,953	$166,000
Purchase obligations(c)	236	157	79	—	—
Operating leases	290,523	20,961	35,557	26,419	207,586

Total contractual cash obligations	$497,039	$26,227	$45,854	$51,372	$373,586

(a)
At June 30, 2009, the Company has recorded $427.8 million of unrecognized tax benefits which includes accrued interest of $58.4 million. This amount includes $253.8 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest.

(c)
The purchase obligations primarily relate to minimum payments due under a telecommunications contract related to data transmission lines.

Recent Accounting Pronouncements

        Refer to Note 1 to the consolidated financial statements for a description of recent accounting pronouncements.

 IAC'S PRINCIPLES OF FINANCIAL REPORTING

        IAC reports Operating Income Before Amortization as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with generally accepted accounting principles, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which we discuss below.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At June 30, 2009, there was $13.4 million of NBC Universal Advertising credits available for use.

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

        Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as technology and supplier agreements, are valued and amortized over their estimated lives. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by business and to net earnings (loss) attributable to IAC shareholders in total for the three and six months ended June 30, 2009 and 2008, see Note 7 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt.

  Investment Portfolio

        The Company invests its excess cash in certain cash equivalents and marketable securities, which consist primarily of money market instruments and short-to-intermediate-term debt securities issued by the U.S. government, U.S. governmental agencies, states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and a new cost basis in the investment is established.

        Based on the Company's total debt investment securities as of June 30, 2009, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $2.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.6 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Long-term Debt

        At June 30, 2009, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $9.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At June 30, 2009, the Company has investments in equity securities of publicly traded companies that are considered available-for-sale marketable equity securities and are included in "Long-term investments" in the accompanying consolidated balance sheet. These available-for-sale marketable equity securities, with the exception of the Company's investment in Meetic, are accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and reported at fair value based on quoted market prices with unrealized gains or losses on these securities, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. These investments in equity securities of publicly traded companies are subject to significant fluctuations in fair value due to the volatility of the stock market. The Company's investment in Meetic is accounted for using the equity method of accounting, as described below. During 2009, the Company recorded an impairment charge on available-for-sale marketable equity securities of $3.9 million, as described below. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        As part of the consideration for the sale of HSE on June 19, 2007, IAC received from ARO approximately 5.5 million shares of ARO stock plus additional consideration in the form of a CVR. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. ARO filed for insolvency on June 9, 2009. This filing accelerates the maturity date of the CVR and fixed its redemption value, which was dependent on the value of the 5.5 million shares of ARO stock, at €54 million. The ARO stock is an available-for-sale marketable equity security that is accounted for in accordance with SFAS No. 115. The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income (expense) in the consolidated statement of operations each period. During the second quarter of 2009, the Company sold 4.3 million shares of ARO stock, resulting in a loss of $12.3 million and concluded that the decline in the price of the remaining 1.1 million shares of ARO stock was other-than-temporary and wrote the value of the remaining shares of ARO stock down to €0.61 per share, the ARO stock price on June 30, 2009, resulting in a $3.9 million impairment charge. The carrying value of the Company's 1.1 million shares of ARO stock is €0.7 million or $1.0 million at June 30, 2009. In addition, the Company recorded a $38.2 million impairment charge related to the CVR based upon the Company's assessment of the CVR's fair value at June 30, 2009 of €13.4 million or $18.9 million. The Company will continue to monitor the progress of the insolvency proceedings of ARO in the coming months and will reassess the fair value of the CVR each reporting period. The impairment charges related to both the 1.1 million shares of ARO stock and the CVR are included in "Other income (expense)" in the accompanying consolidated statement of operations.

        On October 25, 2004, IAC made an investment in OpenTable, Inc. ("OpenTable"), a provider of online restaurant reservations. The purchase price of the investment was $15.1 million in cash and was accounted for under the cost method. On May 21, 2009, OpenTable became a public company trading on the Nasdaq stock exchange (Nasdaq: OPEN) and as a result, IAC is exposed to changes in OpenTable's stock price. As a result of this transaction, IAC no longer accounts for its investment using the cost method of accounting but rather accounts for such investment as an available-for-sale marketable equity security in accordance with SFAS No. 115. The carrying value of the OpenTable investment is $65.7 million at June 30, 2009. The related unrealized gain of $30.4 million, net of deferred taxes, is included in other comprehensive income in the accompanying consolidated financial statements.

        On June 5, 2009, in exchange for Match Europe, IAC received approximately 6.1 million shares of common stock (a 27% stake) in Meetic, an online dating company based in France, plus a promissory note valued at $6.2 million. Meetic shares are listed on the Euronext stock exchange (EPA: MEET) and as a result, IAC is exposed to changes in Meetic's stock price. The investment in Meetic is accounted for under the equity method of accounting. The carrying value of the Meetic investment is $154.8 million at June 30, 2009.

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

 PART II
OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)(4)
April 2009	809,377	$15.87	809,377	19,167,719
May 2009	3,661,513	$15.73	3,661,513	15,506,206
June 2009	8,381,090	$16.24	8,381,090	7,125,116

Total	12,851,980	$16.07	12,851,980	7,125,116

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to a repurchase authorization previously announced in October 2006.

(3)
Represents the number of shares of common stock that remained available for repurchase (as adjusted to give effect to the reverse stock split effected after the close of trading on August 20, 2008) as of June 30, 2009 pursuant to the October 2006 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

IAC also repurchased an additional approximately 5.1 million shares from July 1, 2009 through July 24, 2009 pursuant to the October 2006 repurchase authorization, after which IAC had approximately 2.0 million shares remaining this authorization.

(4)
On July 29, 2009, the Company announced that its Board of Directors authorized the repurchase of up to 20 million shares, which is in addition to shares remaining under the October 2006 authorization. IAC may purchase shares pursuant to the July 2009 authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 4.    Submission of Matters to a Vote of Security Holders

Annual Meeting

        On June 15, 2009, IAC's annual meeting of stockholders (the "2009 Annual Meeting") was held. Stockholders present in person or by proxy, representing 103,752,060 shares of IAC common stock

(entitled to one vote per share) and 12,799,999 shares of IAC Class B common stock (entitled to ten votes per share), voted on the following matters:

        1.     Election of Directors—stockholders elected the following eleven directors of the Company to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

        Elected by holders of IAC common stock voting as a separate class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Donald R. Keough	98,026,252	5,725,808
Bryan Lourd	98,383,194	5,368,866
Alan G. Spoon	98,378,028	5,374,032

        Elected by holders of IAC common stock and IAC Class B common stock, voting together as a single class:

	Number of Votes Cast in Favor	Number of Votes Cast Against or For Which Authority Was Withheld
Edgar Bronfman, Jr.	180,329,701	51,422,349
Barry Diller	181,456,084	50,295,966
Victor A. Kaufman	179,080,192	52,671,858
John C. Malone	176,856,472	54,895,578
Arthur C. Martinez	224,681,847	7,070,203
David Rosenblatt	228,065,771	3,686,279
Alexander von Furstenberg	173,892,070	57,859,980
Michael P. Zeisser	179,147,269	52,604,781

        2.     The Match Equity Proposal—stockholders approved an award for one of the Company's executive officers denominated in equity of one of the Company's subsidiaries (and potential future awards similarly denominated) (the "Match Equity Proposal"). The affirmative vote of the holders of a majority of the voting power of all shares of IAC capital stock present at the 2009 Annual Meeting voting in person or represented by proxy and voting together was required to approve the Match Equity Proposal. Stockholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining	Number of Broker Non Votes
202,055,873	17,252,863	424,871	12,018,443

        3.     The Auditor Ratification Proposal—stockholders ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the year ended December 31, 2009. The affirmative vote of the holders of a majority of the voting power of all shares of IAC capital stock present at the 2009 Annual Meeting voting in person or represented by proxy and voting together was required to ratify this appointment. Stockholders eligible to vote voted as follows:

Number of Votes Cast in Favor	Number of Votes Cast Against	Number of Votes Abstaining
231,524,626	187,782	39,642

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2008.
10.1	Match.com, Inc. Equity Program(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act(2)

(1)
Filed herewith.

(2)
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2009

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	August 7, 2009

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