Form 10-Q
period 2009-09-30
IAC/INTERACTIVECORP
filed 2009-10-29
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on October 29, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of October 23, 2009, the following shares of the registrant's common stock were outstanding:

Common Stock	119,170,241
Class B Common Stock	12,799,999

Total outstanding Common Stock	131,970,240

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 23, 2009 was $1,806,427,239. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I—FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,405,770	$1,744,994
Marketable securities	361,274	125,592
Accounts receivable, net of allowance of $11,089 and $11,396, respectively	91,578	98,402
Other current assets	224,994	215,630

Total current assets	2,083,616	2,184,618
Property and equipment, net	304,402	330,261
Goodwill	1,916,919	1,910,295
Intangible assets, net	392,468	386,756
Long-term investments	268,666	120,582
Other non-current assets	217,933	318,808

TOTAL ASSETS	$5,184,004	$5,251,320

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$43,377	$48,876
Deferred revenue	54,544	50,886
Accrued expenses and other current liabilities	168,730	179,928

Total current liabilities	266,651	279,690
Long-term debt	95,844	95,844
Income taxes payable	436,698	403,043
Other long-term liabilities	26,541	22,436
Redeemable noncontrolling interest	27,994	22,771
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 222,443,873 and 210,217,183 shares, respectively, and outstanding 119,146,285 and 127,809,801 shares, respectively	222	210
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	11,297,407	11,112,014
Retained earnings	261,554	227,445
Accumulated other comprehensive income	21,943	2,180
Treasury stock 103,297,588 and 82,407,382 shares, respectively	(7,250,866)	(6,914,329)

Total shareholders' equity	4,330,276	4,427,536

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,184,004	$5,251,320

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenue	$336,577	$369,280	$1,008,632	$1,094,100
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	107,298	119,764	326,941	357,199
Selling and marketing expense	106,735	109,407	358,537	347,520
General and administrative expense	70,134	112,606	212,738	284,588
Product development expense	14,751	18,379	49,261	56,885
Depreciation	15,289	17,337	48,380	52,055
Amortization of non-cash marketing	4,999	6,138	7,504	12,005
Amortization of intangibles	10,250	8,287	26,311	24,028
Goodwill impairment	—	—	1,056	—

Total costs and expenses	329,456	391,918	1,030,728	1,134,280

Operating income (loss)	7,121	(22,638)	(22,096)	(40,180)
Other income (expense):
Interest income	2,374	6,549	8,546	20,325
Interest expense	(1,345)	(5,002)	(4,070)	(30,866)
Equity in (losses) income of unconsolidated affiliates	(3,961)	3,146	(7,973)	15,373
Gain on sale of long-term investments	37,875	—	25,570	29,131
Other income (expense)	16,017	(68,657)	90,279	(186,712)

Total other income (expense), net	50,960	(63,964)	112,352	(152,749)

Earnings (loss) from continuing operations before income taxes	58,081	(86,602)	90,256	(192,929)
Income tax (provision) benefit	(34,269)	85,335	(53,733)	103,573

Earnings (loss) from continuing operations	23,812	(1,267)	36,523	(89,356)
Gain on sale of a discontinued operation, net of tax	—	767	—	23,314
Loss from discontinued operations, net of tax	(2,514)	(14,718)	(3,472)	(318,771)

Net earnings (loss)	21,298	(15,218)	33,051	(384,813)
Net loss attributable to noncontrolling interest	384	381	1,058	1,195

Net earnings (loss) attributable to IAC shareholders	$21,682	$(14,837)	$34,109	$(383,618)

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations	$0.18	$(0.01)	$0.26	$(0.63)
Diluted earnings (loss) per share from continuing operations	$0.18	$(0.01)	$0.26	$(0.63)
Basic earnings (loss) per share	$0.16	$(0.11)	$0.24	$(2.75)
Diluted earnings (loss) per share	$0.16	$(0.11)	$0.24	$(2.75)
Non-cash compensation expense by function:
Cost of revenue	$819	$1,908	$2,148	$3,545
Selling and marketing expense	733	2,208	2,270	4,102
General and administrative expense	13,694	31,258	40,882	62,357
Product development expense	1,269	3,303	3,387	6,170

Total non-cash compensation expense	$16,515	$38,677	$48,687	$76,174

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accum. Other Comp Income
						Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2008	$4,427,536	$210	210,217	$16	16,157	$11,112,014	$227,445	$2,180	$(6,914,329)
Comprehensive income:
Net earnings attributable to IAC shareholders for the nine months ended September 30, 2009	34,109	—	—	—	—	—	34,109	—	—
Foreign currency translation, net of tax provision of $1	10,528	—	—	—	—	—	—	10,528	—
Change in net unrealized gains on available-for-sale securities, net of tax provision of $4,582	9,235	—	—	—	—	—	—	9,235	—

Comprehensive income	53,872

Non-cash compensation expense	48,577	—	—	—	—	48,577	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	6,196	—	682	—	—	6,196	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(9,651)	—	—	—	—	(9,651)	—	—	—
Issuance of common stock upon the exercise of warrants	151,264	12	11,545	—	—	151,252	—	—	—
Purchase of treasury stock	(336,537)	—	—	—	—	—	—	—	(336,537)
Fair value of redeemable noncontrolling interest adjustment	(1,033)	—	—	—	—	(1,033)	—	—	—
Settlement of vested stock-based awards denominated in a subsidiary's equity	(14,000)	—	—	—	—	(14,000)	—	—	—
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com to shareholders (a)	4,052	—	—	—	—	4,052	—	—	—

Balance as of September 30, 2009	$4,330,276	$222	222,444	$16	16,157	$11,297,407	$261,554	$21,943	$(7,250,866)

(a)
The Company recorded a $4.1 million reduction to the Spin-Off distribution. This reflects a reduction in the Company's income tax liability and a corresponding increase in the income tax liability of the Spincos as of the date of the Spin-Off. This reduced tax liability is primarily due to elections made by the Company pursuant to the tax sharing agreement executed in connection with the Spin-Off.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$33,051	$(384,813)
Less: loss from discontinued operations, net of tax	3,472	295,457

Earnings (loss) from continuing operations	36,523	(89,356)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	48,380	52,055
Amortization of non-cash marketing	7,504	12,005
Amortization of intangibles	26,311	24,028
Goodwill impairment	1,056	—
Impairment of long-term investments	4,785	132,587
Non-cash compensation expense	48,687	76,174
Deferred income taxes	83,278	(79,755)
Equity in losses (income) of unconsolidated affiliates	7,973	(15,373)
Gain on sale of Match Europe	(132,244)	—
Loss on extinguishment of Senior Notes	—	63,218
Gain on sale of long-term investments	(25,570)	(29,131)
Net decrease (increase) in the fair value of the derivatives created in the HSE sale and the Expedia spin-off	38,204	(6,185)
Changes in current assets and liabilities:
Accounts receivable	(2,045)	(6,517)
Other current assets	(2,614)	(6,167)
Accounts payable and other current liabilities	(1,077)	33,662
Income taxes payable	(13,820)	(23,355)
Deferred revenue	9,677	3,516
Other, net	11,300	5,955

Net cash provided by operating activities attributable to continuing operations	146,308	147,361

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(85,534)	(130,704)
Capital expenditures	(28,854)	(51,348)
Proceeds from sales and maturities of marketable securities	150,257	330,316
Purchases of marketable securities	(367,573)	(140,878)
Proceeds from sales of long-term investments	58,123	60,945
Purchases of long-term investments	(2,982)	(59,700)
Proceeds from the sale of a discontinued operation	—	32,723
Net cash distribution from spun-off businesses	—	427,834
Receivable created in the sale of Match Europe	(6,829)	—
Other, net	(7,873)	189

Net cash (used in) provided by investing activities attributable to continuing operations	(291,265)	469,377

Cash flows from financing activities attributable to continuing operations:
Repurchase of Senior Notes	—	(514,943)
Purchase of treasury stock	(336,537)	(145,590)
Issuance of common stock, net of withholding taxes	150,032	(12,774)
Excess tax benefits from stock-based awards	368	726
Settlement of vested stock-based awards denominated in a subsidiary's equity	(14,000)	—
Other, net	1,111	(1,446)

Net cash used in financing activities attributable to continuing operations	(199,026)	(674,027)

Total cash used in continuing operations	(343,983)	(57,289)

Net cash (used in) provided by operating activities attributable to discontinued operations	(930)	274,415
Net cash used in investing activities attributable to discontinued operations	—	(495,131)
Net cash provided by financing activities attributable to discontinued operations	—	50,484

Total cash used in discontinued operations	(930)	(170,232)
Effect of exchange rate changes on cash and cash equivalents	5,689	(15,669)

Net decrease in cash and cash equivalents	(339,224)	(243,190)
Cash and cash equivalents at beginning of period	1,744,994	1,585,302

Cash and cash equivalents at end of period	$1,405,770	$1,342,112

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        IAC is a leading internet company with more than 50 fast-growing, highly-related brands serving loyal consumer audiences across more than 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Media & Advertising segment; its Match and ServiceMagic segments; the businesses comprising its Emerging Businesses segment; and certain investments in unconsolidated affiliates.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and entities in which the Company has a controlling financial interest, whether through voting interests or variable interests. Intercompany transactions and accounts have been eliminated. Investments in entities in which the Company has the ability to exercise significant influence, but does not own a controlling voting interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2008.

Use of Estimates

        Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with U.S. GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill acquired in business combinations is assigned to the reporting unit(s) that are expected to benefit from the combination as of the acquisition date. The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded.

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

        Emerging Businesses include other operating segments that do not have goodwill. See Note 7 for additional information regarding the Company's method of determining operating and reportable segments.

        Certain reporting units are currently operating in dynamic industry segments. These include IAC Search & Media and InstantAction.com. If operating results of these businesses vary significantly from anticipated results, future, potentially material, impairments of goodwill and/or other intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair value, had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of October 1, 2008, the carrying value of IAC Search & Media would have exceeded its fair value by approximately $140 million and the carrying value of InstantAction.com would have exceeded its fair value by approximately $4 million. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2008, the carrying value of IAC Search & Media would have exceeded its fair value by approximately $330 million and the carrying value of InstantAction.com would have exceeded its fair value by approximately $8 million. The impairment charge that might result would be determined based upon the excess of the carrying value of goodwill over its implied fair value.

Investment in Arcandor AG and Related Derivative Asset

        As part of the consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE") to Arcandor AG ("ARO") on June 19, 2007, IAC received from ARO approximately 5.5 million shares of ARO stock plus additional consideration in the form of a

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contingent value right ("CVR"). ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. The ARO stock is an available-for-sale marketable equity security. The CVR is accounted for as a derivative asset.

        During the second quarter of 2009, the Company sold 4.3 million shares of ARO stock, resulting in a loss of $12.3 million and concluded that the decline in the price of the remaining 1.1 million shares of ARO stock was other-than-temporary and wrote the value of the remaining shares of ARO stock down to €0.61 per share, the ARO stock price on June 30, 2009, resulting in a $3.9 million impairment charge. During the third quarter of 2009, the Company concluded that a further decline in the value of the remaining shares of ARO stock was other-than-temporary and wrote the value of the remaining shares of ARO stock down to €0.26 per share, the ARO stock price on September 30, 2009, resulting in a $0.6 million impairment charge. At September 30, 2009, the carrying value of the Company's 1.1 million shares of ARO stock was $0.4 million. During the second and fourth quarters of 2008, the Company concluded that the decline in the ARO stock price was other-than-temporary and wrote the value of the 5.5 million shares of ARO stock down resulting in impairment charges of $132.6 million and $34.1 million, respectively. The impairment charges were determined to be other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price. At December 31, 2008 the carrying value of the Company's 5.5 million shares of ARO stock was $23.8 million.

        ARO filed for insolvency on June 9, 2009. This filing accelerated the maturity date of the CVR and fixed its redemption value, which was dependent on the value of the 5.5 million shares of ARO stock, at €54 million. During the second quarter of 2009, the Company recorded a $38.2 million impairment charge related to the CVR based upon the Company's assessment of the CVR's fair value. At September 30, 2009 the carrying value of the CVR was €13.4 million or $19.6 million. The Company monitors the progress of the insolvency proceedings of ARO and assesses the fair value of the CVR each reporting period.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. The ASC superseded all existing non-SEC accounting and reporting standards. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates ("ASUs") that will serve to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. The adoption of SFAS No. 168 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("FSP FAS No. 107-1 and APB No. 28-1"), "Interim Disclosures about Fair Value of

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments", which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS No. 107-1 and APB No. 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require these disclosures in all interim financial statements. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. The guidance of FSP FAS No. 107-1 and APB No. 28-1 is now included in ASC Topic 825, "Financial Statements." The adoption of FSP FAS No. 107-1 and APB No. 28-1 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP FAS 115-2 and FAS 124-2 revises the guidance for determining and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009. The guidance in FSP 115-2 and FAS 124-2 is now included in ASC Topic 320, "Investments, Debt and Equity Securities." The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date that the financial statements are issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The guidance in SFAS No. 165 is now included in ASC Topic 855, "Subsequent Events." In accordance with ASC Topic 855, the Company has evaluated, for potential recognition and/or disclosure, events that have occurred prior to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on October 29, 2009, the date of issuance of the Company's consolidated financial statements.

        Effective January 1, 2009, the Company adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). The guidance of this statement is now included in ASC Topic 810, "Consolidation." SFAS No. 160 changed the accounting for and reporting of minority interest (also referred to as noncontrolling interest) in the Company's consolidated financial statements. Upon adoption, such noncontrolling interests in the consolidated subsidiaries of the Company are reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, in accordance with ASU 2009-04, "Accounting for Redeemable Equity Instruments—Amendment to ASC 480-10-S99", securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of shareholders' equity. Since the redemption of the Company's noncontrolling interests is outside the control of IAC, these interests are included in the mezzanine section of the accompanying consolidated balance sheet, outside of shareholders' equity. Upon adoption of SFAS No. 160, certain prior period amounts were reclassified to conform to the current period financial statement presentation.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents the changes in redeemable noncontrolling interest (in thousands):

Balance at January 1, 2009	$22,771
Noncontrolling interest on recent acquisitions	3,246
Contribution from owners of noncontrolling interest	1,750
Net loss attributable to noncontrolling interest	(1,058)
Fair value of redeemable noncontrolling interest adjustment	1,033
Foreign currency translation adjustment	271
Other	(19)

Balance at September 30, 2009	$27,994

Concentration of Credit Risk

        A significant portion of our revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior, including those changes that may result from the current economic downturn, could adversely affect our operating results. A significant component of IAC's revenue is attributable to a paid listing supply agreement with Google, which expires on December 31, 2012. For the three and nine months ended September 30, 2009, such revenue was $140.6 million and $406.0 million, respectively. Principally all of this revenue is earned by IAC Search & Media. Accounts receivable, net of allowances related to this agreement was $46.3 million at September 30, 2009 and $43.0 million at December 31, 2008.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

        Property and equipment, net is comprised of (in thousands):

	September 30, 2009	December 31, 2008
Buildings and leasehold improvements	$233,544	$232,774
Computer equipment and capitalized software	180,918	222,131
Furniture and other equipment	41,152	41,767
Projects in progress	12,512	18,482
Land	5,117	5,117

	473,243	520,271
Less: accumulated depreciation and amortization	(168,841)	(190,010)

Property and equipment, net	$304,402	$330,261

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Accumulated other comprehensive income

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation, net of tax	$15,874	$5,346
Unrealized gains (losses) on available-for-sale securities, net of tax	6,069	(3,166)

Accumulated other comprehensive income, net of tax	$21,943	$2,180

Revenue

        Revenue is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service revenue	$311,563	$343,812	$931,567	$1,018,174
Product revenue	25,014	25,468	77,065	75,926

Revenue	$336,577	$369,280	$1,008,632	$1,094,100

Other income (expense)

        Other income (expense) is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gain on sale of Match Europe (a)	$15,437	$—	$132,244	$—
Impairment of shares of ARO stock	(558)	—	(4,442)	(132,587)
Net (decrease) increase in the fair value of the derivative created in the HSE sale	—	(5,137)	(38,204)	5,785
Net increase in the fair value of the derivatives created in the Expedia spin-off	—	—	—	400
Loss on extinguishment of a portion of 7% Senior Notes due January 15, 2013 (the "Senior Notes")	—	(63,218)	—	(63,218)
Other income (expense)	1,138	(302)	681	2,908

Other income (expense)	$16,017	$(68,657)	$90,279	$(186,712)

(a)
The gain recorded on the sale of Match Europe to Meetic was increased by $15.4 million during the third quarter of 2009 due to a reduction in the goodwill allocated to Match Europe upon its sale reflecting a more time proximate estimate of the fair value of the Match reporting unit as of the date of sale.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Comprehensive income (loss)

        Comprehensive income (loss) is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings (loss) attributable to IAC shareholders	$21,682	$(14,837)	$34,109	$(383,618)

Foreign currency translation, net of tax	3,605	(41,285)	10,528	(29,377)
Change in net unrealized (losses) gains on available-for-sale securities, net of tax	(22,536)	(47,015)	9,235	(1,762)

Other comprehensive (loss) income	(18,931)	(88,300)	19,763	(31,139)

Comprehensive income (loss)	$2,751	$(103,137)	$53,872	$(414,757)

        The specific-identification method is used to determine the cost of a security sold or the amount of unrealized gains and losses reclassified from other comprehensive income into earnings. The amount of unrealized (gains) or losses, net of tax, reclassified from other comprehensive income and recognized into earnings related to the sales and maturities of available-for-sale securities for the three months ended September 30, 2009 and 2008 was $(26.1) million and $(0.3) million, respectively. The amount of unrealized (gains) or losses, net of tax, reclassified from other comprehensive income and recognized into earnings related to the sales and maturities of available-for-sale securities for the nine months ended September 30, 2009 and 2008 was $(0.6) million and $0.3 million, respectively. The amount of unrealized losses, net of tax, reclassified from other comprehensive income and recognized into earnings related to the impairment of shares of ARO stock for the nine months ended September 30, 2008 was $46.1 million.

NOTE 3—INCOME TAXES

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

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the quarter in which the change occurs. Included in the income tax provision for the three months ended September 30, 2009 is a provision of $14.1 million due to a lower estimated annual effective tax rate from that applied

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

to ordinary loss from continuing operations through the six months ended June 30, 2009. The lower estimated annual effective tax rate was primarily due to the reduced impact that forecasted non-deductible and non-taxable items had on a change in forecasted ordinary pre-tax income.

        For the three and nine months ended September 30, 2009, the Company recorded an income tax provision for continuing operations of $34.3 million and $53.7 million, respectively, which represent effective tax rates of 59% and 60%, respectively. The tax rate for the three months ended September 30, 2009 is higher than the federal statutory rate of 35% due principally to a change in the estimated annual effective tax rate, interest on tax contingencies and state taxes, partially offset by a non-taxable gain associated with the sale of Match Europe and net adjustments related to the reconciliation of tax returns to provision accruals. The tax rate for the nine months ended September 30, 2009 is higher than the federal statutory rate of 35% due principally to non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, and an increase in valuation allowances on deferred tax assets related to the impairments of the Company's shares of ARO stock and the related CVR, offset by foreign tax credits related to the sale of Match Europe.

        For the three and nine months ended September 30, 2008, the Company recorded an income tax benefit for continuing operations of $85.3 million and $103.6 million, respectively, which represent effective tax rates of 99% and 54%, respectively. The tax rates for the three and nine months ended September 30, 2008 are higher than the federal statutory rate of 35% due principally to benefits from a net reduction in deferred tax liabilities caused by the spin-off of HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com") (each, a "Spinco" or collectively, the "Spincos") into separate independent public companies (collectively referred to as the "Spin-Off"), foreign income taxed at lower rates and state income tax benefits, partially offset by an increase in the valuation allowance on deferred tax assets related to the ARO stock impairment, changes in tax reserves, and non-deductible costs related to the Spin-Off.

        At September 30, 2009 and December 31, 2008, unrecognized tax benefits, including interest, were $452.6 million and $422.3 million, respectively. Total unrecognized tax benefits as of September 30, 2009 include $15.9 million that have been netted against the related deferred tax assets. The remaining balance is reflected in non-current income taxes payable. Unrecognized tax benefits for the nine months ended September 30, 2009 increased by $30.3 million due principally to interest and a net increase in state and local tax reserves, partially offset by the reversal of deductible temporary differences. Included in unrecognized tax benefits at September 30, 2009 is $118.1 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of September 30, 2009 are subsequently recognized, $86.0 million and $187.2 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $4.4 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax expense for continuing operations for the three and nine months ended September 30, 2009 is a $1.9 million expense, net of related deferred taxes of $1.3 million, and a $6.9 million expense, net of related deferred taxes of $4.6 million, respectively, for interest on unrecognized tax benefits. At September 30, 2009 and December 31, 2008, the Company has accrued $64.2 million and $49.7 million, respectively, for the payment of interest. Included in the income tax expense for continuing operations for the nine months ended September 30, 2009 is a $3.1 million expense for penalties on unrecognized tax benefits. At September 30, 2009 and December 31, 2008, the Company has accrued $5.0 million and $0.6 million, respectively, for penalties.

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

        The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2010. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed by the end of 2010. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $12.8 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2009	December 31, 2008
Goodwill	$1,916,919	$1,910,295
Intangible assets with indefinite lives	349,819	337,313
Intangible assets with definite lives, net	42,649	49,443

Total goodwill and intangible assets, net	$2,309,387	$2,297,051

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by segment, including the changes in the carrying amount of goodwill, for the nine months ended September 30, 2009 (in thousands):

	Balance as of January 1, 2009	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of September 30, 2009
Media & Advertising	$1,461,097	$8,062	$(6,714)	$—	$3	$1,462,448
Match	225,558	62,365	(41,876)	—	7,184	253,231
ServiceMagic	107,369	5,053	(1,760)	—	778	111,440
Emerging Businesses	116,271	—	(25,109)	(1,056)	(306)	89,800

Total	$1,910,295	$75,480	$(75,459)	$(1,056)	$7,659	$1,916,919

        Additions relate to acquisitions. Deductions principally relate to the sale of Match Europe on June 5, 2009 and the sale of ReserveAmerica on January 31, 2009.

        Intangible assets with indefinite lives relate to trade names and trademarks acquired in various acquisitions. At September 30, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$116,411	$(95,922)	$20,489	4.9
Supplier agreements	23,614	(13,200)	10,414	6.0
Customer lists	8,016	(4,913)	3,103	1.2
Other	20,651	(12,008)	8,643	3.5

Total	$168,692	$(126,043)	$42,649

        At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$113,599	$(78,617)	$34,982	4.9
Supplier agreements	22,370	(10,302)	12,068	6.0
Distribution agreements	4,600	(3,969)	631	4.0
Customer lists	2,639	(2,472)	167	1.8
Other	17,969	(16,374)	1,595	2.8

Total	$161,177	$(111,734)	$49,443

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next five years and thereafter is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$27,821
2010	14,942
2011	2,500
2012	2,267
2013	1,363
2014	550

$49,443

NOTE 5—MARKETABLE SECURITIES

        At September 30, 2009, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$164,726	$825	$(355)	$165,196
States of the U.S. and state political subdivisions	107,474	1,383	(4)	108,853
U.S. treasuries	74,955	—	(25)	74,930
Other fixed term obligations	745	—	(19)	726

Total debt securities	347,900	2,208	(403)	349,705
Equity securities	4,107	7,462	—	11,569

Total marketable securities	$352,007	$9,670	$(403)	$361,274

        The net unrealized gain is included in accumulated other comprehensive income at September 30, 2009. During the three months ended September 30, 2009, the proceeds from sales and maturities of available-for-sale marketable securities were $143.3 million, which resulted in gross realized gains of $38.4 million. During the nine months ended September 30, 2009, the proceeds from sales and maturities of available-for-sale marketable securities were $208.4 million, which resulted in gross realized gains of $38.8 million and gross realized losses of $12.3 million. The net realized gains and losses are included in "Other income (expense)" in the accompanying consolidated statement of operations. These proceeds and realized gains and losses include amounts related to the sale of marketable equity securities that were included in "Long-term investments" in the accompanying consolidated balance sheet at December 31, 2008. The remaining investment in these marketable equity securities is now considered short-term and included in the table above.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—MARKETABLE SECURITIES (Continued)

        The contractual maturities of debt securities classified as available-for-sale at September 30, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$227,174	$227,902
Due after one year through five years	119,982	121,077
Due after five years through ten years	—	—
Due over ten years	744	726

Total	$347,900	$349,705

        The following table summarizes those investments with unrealized losses at September 30, 2009 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$55,044	$(83)	$320	$(272)	$55,364	$(355)
States of the U.S. and state political subdivisions	6,063	(4)	—	—	6,063	(4)
U.S. treasuries	74,930	(25)	—	—	74,930	(25)
Other fixed term obligations	—	—	726	(19)	726	(19)

Total	$136,037	$(112)	$1,046	$(291)	$137,083	$(403)

        Substantially all of the Company's fixed income securities are rated investment grade or better. The gross unrealized losses related to fixed income securities were due primarily to changes in credit quality of the security or interest rates. Because the Company does not intend to sell any marketable securities and it is not more likely than not that the Company will be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired at September 30, 2009.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings (loss) from continuing operations	$23,812	$23,812	$(1,267)	$(1,267)
Net loss attributable to noncontrolling interest	384	384	381	381

Earnings (loss) from continuing operations attributable to IAC shareholders	24,196	24,196	(886)	(886)
Loss from discontinued operations, including gain on sale, net of tax	(2,514)	(2,514)	(13,951)	(13,951)

Net earnings (loss) attributable to IAC shareholders	$21,682	$21,682	$(14,837)	$(14,837)

Denominator:
Weighted average basic shares outstanding	132,764	132,764	140,054	140,054
Dilutive securities including stock options, warrants and RSUs	—	2,103	—	—

Denominator for earnings per share—weighted average shares (a)(b)	132,764	134,867	140,054	140,054

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share from continuing operations	$0.18	$0.18	$(0.01)	$(0.01)
Discontinued operations, net of tax	(0.02)	(0.02)	(0.10)	(0.10)

Earnings (loss) per share	$0.16	$0.16	$(0.11)	$(0.11)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings (loss) from continuing operations	$36,523	$36,523	$(89,356)	$(89,356)
Net loss attributable to noncontrolling interest	1,058	1,058	1,195	1,195

Earnings (loss) from continuing operations attributable to IAC shareholders	37,581	37,581	(88,161)	(88,161)
Loss from discontinued operations, including gain on sale, net of tax	(3,472)	(3,472)	(295,457)	(295,457)

Net earnings (loss) attributable to IAC shareholders	$34,109	$34,109	$(383,618)	$(383,618)

Denominator:
Weighted average basic shares outstanding	142,289	142,289	139,625	139,625
Dilutive securities including stock options, warrants and RSUs	—	1,974	—	—

Denominator for earnings per share—weighted average shares (a)(b)	142,289	144,263	139,625	139,625

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share from continuing operations	$0.26	$0.26	$(0.63)	$(0.63)
Discontinued operations, net of tax	(0.02)	(0.02)	(2.12)	(2.12)

Earnings (loss) per share	$0.24	$0.24	$(2.75)	$(2.75)

(a)
Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units if the effect is dilutive. For the three and nine months ended September 30, 2009, approximately 29.2 million and 30.0 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of restricted stock units and conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes") if the effect is dilutive. Because the Company had a loss from continuing operations for both the three and nine months ended September 30, 2008, no potentially dilutive securities were included in the denominator for computing diluted earnings per share, since their impact would be anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the three and nine months ended September 30, 2008, approximately 56.6 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. During the second quarter of 2008 all outstanding Convertible Notes were fully converted.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Entities included in discontinued operations, as described in Note 9, are excluded from the schedules below. Operating segments are combined for reporting purposes if they have similar economic characteristics and meet the aggregation criteria of ASC Topic 280, Segment Reporting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Media & Advertising	$172,277	$193,273	$508,484	$595,136
Match	80,992	93,540	259,343	277,358
ServiceMagic	43,902	33,799	117,655	98,618
Emerging Businesses	40,452	49,644	125,968	141,945
Inter-segment elimination	(1,046)	(976)	(2,818)	(18,957)

Total	$336,577	$369,280	$1,008,632	$1,094,100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Operating Income (Loss):
Media & Advertising	$20,785	$32,106	$31,018	$93,166
Match	23,873	23,978	62,012	50,740
ServiceMagic	4,318	8,111	12,001	22,627
Emerging Businesses	(8,917)	(7,390)	(31,866)	(25,829)
Corporate	(32,938)	(79,443)	(95,261)	(180,884)

Total	$7,121	$(22,638)	$(22,096)	$(40,180)

        The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization of non-cash marketing, (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Operating Income Before Amortization:
Media & Advertising	$27,190	$38,810	$53,232	$112,189
Match	26,793	30,274	65,280	63,278
ServiceMagic	9,940	8,651	19,450	24,245
Emerging Businesses	(8,346)	(6,070)	(28,665)	(21,705)
Corporate	(16,692)	(41,201)	(47,835)	(105,980)

Total	$38,885	$30,464	$61,462	$72,027

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings (loss) attributable to IAC shareholders in total (in thousands):

	For the Three Months Ended September 30, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$27,190	$(147)	$—	$(6,258)	$20,785
Match	26,793	(26)	—	(2,894)	23,873
ServiceMagic	9,940	—	(4,999)	(623)	4,318
Emerging Businesses	(8,346)	(96)	—	(475)	(8,917)
Corporate	(16,692)	(16,246)	—	—	(32,938)

Total	$38,885	$(16,515)	$(4,999)	$(10,250)	7,121

Other income, net					50,960

Earnings from continuing operations before income taxes					58,081
Income tax provision					(34,269)

Earnings from continuing operations					23,812
Loss from discontinued operations, net of tax					(2,514)

Net earnings					21,298
Net loss attributable to noncontrolling interest					384

Net earnings attributable to IAC shareholders					$21,682

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Three Months Ended September 30, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$38,810	$—	$—	$(6,704)	$32,106
Match	30,274	—	(6,138)	(158)	23,978
ServiceMagic	8,651	(155)	—	(385)	8,111
Emerging Businesses	(6,070)	(280)	—	(1,040)	(7,390)
Corporate	(41,201)	(38,242)	—	—	(79,443)

Total	$30,464	$(38,677)	$(6,138)	$(8,287)	(22,638)

Other expense, net					(63,964)

Loss from continuing operations before income taxes					(86,602)
Income tax benefit					85,335

Loss from continuing operations					(1,267)
Gain on sale of a discontinued operation, net of tax					767
Loss from discontinued operations, net of tax					(14,718)

Net loss					(15,218)
Net loss attributable to noncontrolling interest					381

Net loss attributable to IAC shareholders					$(14,837)

	For the Nine Months Ended September 30, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Goodwill Impairment	Operating Income (Loss)
Media & Advertising	$53,232	$(442)	$(2,505)	$(19,267)	$—	$31,018
Match	65,280	(128)	—	(3,140)	—	62,012
ServiceMagic	19,450	(150)	(4,999)	(2,300)	—	12,001
Emerging Businesses	(28,665)	(541)	—	(1,604)	(1,056)	(31,866)
Corporate	(47,835)	(47,426)	—	—	—	(95,261)

Total	$61,462	$(48,687)	$(7,504)	$(26,311)	$(1,056)	(22,096)

Other income, net						112,352

Earnings from continuing operations before income taxes						90,256
Income tax provision						(53,733)

Earnings from continuing operations						36,523
Loss from discontinued operations, net of tax						(3,472)

Net earnings						33,051
Net loss attributable to noncontrolling interest						1,058

Net earnings attributable to IAC shareholders						$34,109

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

	For the Nine Months Ended September 30, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Media & Advertising	$112,189	$—	$—	$(19,023)	$93,166
Match	63,278	—	(12,005)	(533)	50,740
ServiceMagic	24,245	(467)	—	(1,151)	22,627
Emerging Businesses	(21,705)	(803)	—	(3,321)	(25,829)
Corporate	(105,980)	(74,904)	—	—	(180,884)

Total	$72,027	$(76,174)	$(12,005)	$(24,028)	(40,180)

Other expense, net					(152,749)

Loss from continuing operations before income taxes					(192,929)
Income tax benefit					103,573

Loss from continuing operations					(89,356)
Gain on sale of a discontinued operation, net of tax					23,314
Loss from discontinued operations, net of tax					(318,771)

Net loss					(384,813)
Net loss attributable to noncontrolling interest					1,195

Net loss attributable to IAC shareholders					$(383,618)

        The following table presents depreciation by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Depreciation:
Media & Advertising	$7,985	$9,178	$25,116	$27,839
Match	2,503	2,189	7,310	6,512
ServiceMagic	858	813	2,452	2,422
Emerging Businesses	1,126	1,963	5,085	5,452
Corporate	2,817	3,194	8,417	9,830

Total	$15,289	$17,337	$48,380	$52,055

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SEGMENT INFORMATION (Continued)

        The Company maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
United States	$293,238	$298,331	$849,264	$880,443
All other countries	43,339	70,949	159,368	213,657

Total	$336,577	$369,280	$1,008,632	$1,094,100

	September 30, 2009	December 31, 2008
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$303,311	$328,034
All other countries	1,091	2,227

Total	$304,402	$330,261

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2009
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Marketable securities:
Corporate debt securities	$—	$165,196	$—	$165,196
States of the U.S. and state political subdivisions	—	108,853	—	108,853
U.S. treasuries	74,930	—	—	74,930
Other fixed term obligations	—	726	—	726
Equity securities	11,569	—	—	11,569
Long-term investments:
Marketable equity security	16,926	—	—	16,926
Auction rate securities	—	—	12,385	12,385
Derivative asset created in the HSE sale	—	—	19,580	19,580

Total	$103,425	$274,775	$31,965	$410,165

	December 31, 2008
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Marketable securities:
Corporate debt securities	$—	$12,331	$—	$12,331
States of the U.S. and state political subdivisions	—	104,887	—	104,887
U.S. treasuries and government agency bonds	7,146	—	—	7,146
Other fixed term obligations	—	1,228	—	1,228
Long-term investments:
Marketable equity securities	38,760	—	—	38,760
Auction rate securities	—	—	10,725	10,725
Derivative asset created in the HSE sale	—	—	57,189	57,189

Total	$45,906	$118,446	$67,914	$232,266

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended
	September 30, 2009		September 30, 2008
	Auction Rate Securities	Derivative Asset Created in the HSE Sale	Auction Rate Securities	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at July 1	$11,370	$18,850	$13,835	$69,730
Total net gains (losses) (realized and unrealized):
Included in earnings	—	—	—	(5,137)
Included in other comprehensive income	1,015	730	(585)	(5,976)

Balance at September 30	$12,385	$19,580	$13,250	$58,617

	For the Nine Months Ended
	September 30, 2009		September 30, 2008
	Auction Rate Securities	Derivative Asset Created in the HSE Sale	Auction Rate Securities	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at January 1	$10,725	$57,189	$14,763	$1,100	$54,656
Total net gains (losses) (realized and unrealized):
Included in earnings	—	(38,204)	—	400	5,785
Included in other comprehensive income	1,660	595	(1,513)	—	(1,824)
Purchases, sales, issuances and settlements, net	—	—	—	(1,500)	—

Balance at September 30	$12,385	$19,580	$13,250	$—	$58,617

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

        The following tables present the gains and losses included in earnings for the three and nine months ended September 30, 2009 and 2008 relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended
	September 30, 2009	September 30, 2008
	Derivative Asset Created in the HSE Sale	Derivative Asset Created in the HSE Sale
	(In thousands)
Total losses included in earnings:
Other income (expense)	$—	$(5,137)

Total	$—	$(5,137)

Change in unrealized losses relating to assets and liabilities still held at September 30:
Other income (expense)	$—	$(5,137)

Total	$—	$(5,137)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	Derivative Asset Created in the HSE Sale	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total (losses) gains included in earnings:
Other income (expense)	$(38,204)	$400	$5,785

Total	$(38,204)	$400	$5,785

Change in unrealized (losses) gains relating to assets and liabilities still held at September 30:
Other income (expense)	$(38,204)		$5,785

Total	$(38,204)		$5,785

Marketable equity security

        The amortized cost basis of this marketable equity security is $12.9 million with $4.0 million of gross unrealized gains at September 30, 2009. The unrealized gain, net of tax of $1.6 million, is included in accumulated other comprehensive income at September 30, 2009.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

Auction rate securities

        The auction rate securities are valued by discounting the estimated future cash flow streams of the securities over the life of the securities. Credit spreads and other risk factors are also considered in establishing a fair value. At September 30, 2009, the auction rate securities are rated either AA-/Baa1 or A/Baa1. Due to their high credit rating and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss of $2.6 million to be an other-than-temporary impairment at September 30, 2009. The auction rate securities mature in 2025 and 2035.

Derivative asset created in the HSE sale

        The CVR is accounted for as a derivative asset and maintained at fair value relying on significant unobservable inputs including credit risk. As discussed in Note 1, ARO filed for insolvency on June 9, 2009 and, as a result, the maturity date of the CVR accelerated and its redemption value was fixed at €54 million. During the second quarter of 2009, the Company recognized a $38.2 million impairment charge related to the CVR due to increased credit risk associated with this derivative asset. The CVR is included in "Other current assets" in the accompanying consolidated balance sheet at September 30, 2009 and "Other non-current assets" in the accompanying consolidated balance sheet at December 31, 2008.

Financial instruments

        The additional disclosure below of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies when available. The Company's financial instruments include a guarantee and letters of credit. These commitments are in place to facilitate the commercial operations of IAC and certain subsidiaries.

	September 30, 2009
	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$1,405,770	$1,405,770
Notes receivable, non-current	13,765	12,622
Long-term debt	(95,844)	(71,290)
Guarantee and letters of credit	N/A	(526)

        The carrying amount of cash and cash equivalents approximate fair value due to their short-term maturity. Notes receivable, non-current are valued based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt was estimated using quoted market prices. The fair value of the guarantee and letters of credit are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 5 for discussion of the fair value of marketable securities.

        Investments accounted for under the cost method are included in "Long-term investments" in the accompanying consolidated balance sheet and have a carrying value of $41.2 million at September 30,

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

2009. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition and the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

NOTE 9—DISCONTINUED OPERATIONS

        On August 20, 2008, IAC completed the Spin-Off. In addition, on May 30, 2008, IAC sold Entertainment Publications, Inc. ("EPI") for $34.9 million, which resulted in a pre-tax loss of $37.4 million and an after-tax gain of $22.3 million. Accordingly, discontinued operations include HSNi, ILG, Ticketmaster and Tree.com through August 20, 2008 and EPI through May 30, 2008, as well as Quiz TV Limited and iBuy for all periods presented.

        The net revenue and net loss for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$—	$658,720	$—	$3,144,662

(Loss) income before income taxes and noncontrolling interest	$(840)	$(2,461)	$867	$(312,968)
Income tax provision	(1,674)	(12,920)	(4,339)	(7,914)
Net loss attributable to noncontrolling interest	—	663	—	2,111

Net loss	$(2,514)	$(14,718)	$(3,472)	$(318,771)

        Included in "(Loss) income before income taxes and noncontrolling interest" in the table above for the nine months ended September 30, 2008 are impairment charges related to goodwill and indefinite-lived intangible assets of HSNi of $221.5 million and $78.5 million, respectively, and of Tree.com of $132.5 million and $33.4 million, respectively.

NOTE 10—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—CONTINGENCIES (Continued)

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

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions for the Nine Months Ended September 30, 2009

        The Company recorded a $4.1 million reduction to the Spin-Off distribution. This reflects a reduction in the Company's income tax liability and a corresponding increase in the income tax liability of the Spincos as of the date of the Spin-Off. This reduced tax liability is primarily due to elections made by the Company pursuant to the tax sharing agreement executed in connection with the Spin-Off. The amount is included in the consolidated statement of shareholders' equity as an increase to additional paid-in-capital.

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

        After the close of trading on August 20, 2008, IAC completed the Spin-Off. The net assets comprising the spun-off businesses, net of cash of $728.0 million, amounted to $3.2 billion. Additionally, immediately prior to and in connection with the Spin-Off, the Company exchanged $277.4 million of the Senior Notes for the debt of ILG in connection with the Spin-Off.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        IAC is a leading internet company with more than 50 fast-growing, highly-related brands serving loyal consumer audiences across more than 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Media & Advertising segment; its Match and ServiceMagic segments; the businesses comprising its Emerging Businesses segment; and certain investments in unconsolidated affiliates.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2008.

Results of Operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Growth	2008	2009	Growth	2008
Revenue:
Media & Advertising	$172,277	(11)%	$193,273	$508,484	(15)%	$595,136
Match	80,992	(13)%	93,540	259,343	(6)%	277,358
ServiceMagic	43,902	30%	33,799	117,655	19%	98,618
Emerging Businesses	40,452	(19)%	49,644	125,968	(11)%	141,945
Inter-segment elimination	(1,046)	(7)%	(976)	(2,818)	85%	(18,957)

Total	$336,577	(9)%	$369,280	$1,008,632	(8)%	$1,094,100

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Growth	2008	2009	Growth	2008
Operating Income (Loss):
Media & Advertising	$20,785	(35)%	$32,106	$31,018	(67)%	$93,166
Match	23,873	0%	23,978	62,012	22%	50,740
ServiceMagic	4,318	(47)%	8,111	12,001	(47)%	22,627
Emerging Businesses	(8,917)	(21)%	(7,390)	(31,866)	(23)%	(25,829)
Corporate	(32,938)	59%	(79,443)	(95,261)	47%	(180,884)

Total	$7,121	NM	$(22,638)	$(22,096)	45%	$(40,180)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Growth	2008	2009	Growth	2008
Operating Income Before Amortization:
Media & Advertising	$27,190	(30)%	$38,810	$53,232	(53)%	$112,189
Match	26,793	(12)%	30,274	65,280	3%	63,278
ServiceMagic	9,940	15%	8,651	19,450	(20)%	24,245
Emerging Businesses	(8,346)	(37)%	(6,070)	(28,665)	(32)%	(21,705)
Corporate	(16,692)	59%	(41,201)	(47,835)	55%	(105,980)

Total	$38,885	28%	$30,464	$61,462	(15)%	$72,027

        Refer to Note 7 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to Operating Income (Loss).

Consolidated Results

Revenue

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        Revenue in 2009 decreased $32.7 million from 2008 primarily as a result of decreases of $21.0 million from Media & Advertising, $12.5 million from Match and $9.2 million from Emerging Businesses, partially offset by an increase of $10.1 million from ServiceMagic. The decrease from Media & Advertising reflects a decline in revenue per query across proprietary properties, partially offset by continued growth in partners and queries at the Ask toolbar business and growth at Lexico, which includes Dictionary.com and Thesaurus.com. The decrease in revenue at Match was driven by the sale of Match Europe to Meetic, an online dating company based in France, on June 5, 2009, partially offset by solid growth in the U.S. business and the favorable impact from the acquisition of PeopleMedia on July 13, 2009. The decrease in revenue from the Emerging Businesses was primarily due to the absence of revenue from ReserveAmerica in the current year period following its sale on January 31, 2009. Partially offsetting the overall decrease in revenue was an increase from ServiceMagic, primarily driven by 22% growth in service requests to a growing and more active service provider network and a shift in the mix of requests to higher value service requests.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

        Revenue in 2009 decreased $85.5 million from 2008 primarily as a result of decreases of $86.7 million from Media & Advertising and $18.0 million from Match, partially offset by an increase of $19.0 million from ServiceMagic. The decrease from Media & Advertising was driven by a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. Partially offsetting this decline is the continued growth in partners and queries at the Ask toolbar business and the favorable impact in 2009 from the acquisition of Lexico on July 3, 2008. The decrease and increase in revenue from Match and ServiceMagic, respectively, were driven primarily by the factors described above in the three month discussion.

Cost of revenue

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Cost of revenue	$107,298	(10)%	$119,764
As a percentage of total revenue	32%	(55) bp	32%

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

        Cost of revenue in 2009 decreased $12.5 million from 2008 primarily due to decreases of $5.7 million from Match, $4.8 million from Media & Advertising and $1.6 million from Emerging Businesses. The decrease in cost of revenue from Match was primarily due to the sale of Match Europe to Meetic. Cost of revenue from Media & Advertising decreased due in part to a decrease in traffic acquisition costs resulting from a decrease in IAC Search & Media revenue. The decrease in cost of revenue from Emerging Businesses was primarily due to the absence of ReserveAmerica in the current year period following its sale on January 31, 2009, partially offset by a write-off of capitalized software, including game development costs, at InstantAction.com.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Cost of revenue	$326,941	(8)%	$357,199
As a percentage of total revenue	32%	(23) bp	33%

        Cost of revenue in 2009 decreased $30.3 million from 2008 primarily due to decreases of $14.9 million from Match and $12.2 million from Media & Advertising. The decrease in cost of revenue from Match was primarily due to a decrease of $15.0 million in traffic acquisition costs resulting principally from the sale of Match Europe to Meetic and the impact of more favorable economic terms under agreements with certain domestic distribution partners. Cost of revenue from Media & Advertising decreased primarily due to lower traffic acquisition costs, which is a direct result of a sharp decline in network revenue at IAC Search & Media.

Selling and marketing expense

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$106,735	(2)%	$109,407
As a percentage of total revenue	32%	208 bp	30%

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

        Selling and marketing expense in 2009 decreased $2.7 million from 2008 primarily due to decreases of $4.2 million from Match, $1.7 million from Media & Advertising and $1.0 million from Emerging Businesses, partially offset by an increase of $5.8 million from ServiceMagic. The decrease in selling and marketing expense from Match is primarily due to the sale of Match Europe to Meetic, partially offset by an increase in advertising and promotional expenditures associated with online marketing. Selling and marketing expense from Media & Advertising decreased due to a decrease in compensation and other employee-related costs, due in part, to an approximate 8% decrease in average headcount at IAC Search & Media. Also contributing to the decrease in selling and marketing expense is Emerging Businesses and the cost savings related to the shutdown or sale of certain businesses and the absence of ReserveAmerica in the current year period following its sale on January 31, 2009. Partially offsetting these decreases in selling and marketing expense is an increase of $3.8 million in advertising and promotional expenditures associated with online marketing from ServiceMagic. The growth in service requests from paid channels outpaced the growth in free requests as a result of the increase in online marketing. Also contributing to the increase in selling and marketing expense from ServiceMagic is an increase in compensation and other employee-related costs, due in part, to the continued expansion of its sales force.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$358,537	3%	$347,520
As a percentage of total revenue	36%	378 bp	32%

        Selling and marketing expense in 2009 increased $11.0 million from 2008 primarily due to increases of $15.9 million from ServiceMagic and $6.8 million from Media & Advertising, partially offset by a decrease of $8.8 million from Match. The increase in selling and marketing expense from ServiceMagic is primarily due to the factors described above in the three month discussion. Selling and marketing expense from Media & Advertising increased primarily due to an increase of $8.5 million in advertising and promotional expenditures, partially offset by a decrease in compensation and other-employee-related costs. Included in the increase in advertising and promotional expenditures from Media & Advertising are costs associated with the NASCAR partnership as well as marketing costs related to an ad campaign to rebrand the Ask.co.UK website. Partially offsetting the increase in selling and marketing expense is lower advertising and promotional expenditures from Match primarily due to the factors described above in the three month discussion.

General and administrative expense

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$70,134	(38)%	$112,606
As a percentage of total revenue	21%	(966) bp	30%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2009 decreased $42.5 million from 2008 primarily due to a decrease of $41.4 million from corporate. The decrease from corporate is principally due to the inclusion in the prior year period of $20.8 million in expenses related to the spin-off of HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com") (the "Spin-Off"), as well as a decrease in compensation and other employee-related costs, including stock-based compensation. The decrease in compensation and other employee-related costs is primarily due to a decrease of $17.2 million in non-cash compensation expense as the prior year period included the impact of the acceleration and modification of certain equity awards associated with the Spin-Off.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$212,738	(25)%	$284,588
As a percentage of total revenue	21%	(492) bp	26%

        General and administrative expense in 2009 decreased $71.9 million from 2008 primarily due to a decrease of $77.1 million from corporate, partially offset by an increase of $6.2 million from ServiceMagic. The decrease from corporate is principally due to the factors described above in the three month discussion. Included in corporate expenses in the prior year period is $42.0 million in expenses related to the Spin-Off. General and administrative expense from ServiceMagic increased primarily due to an increase of $3.2 million in compensation and other employee-related costs, due in part, to recent acquisitions.

Product development expense

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Product development expense	$14,751	(20)%	$18,379
As a percentage of total revenue	4%	(59) bp	5%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of technology.

        Product development expense in 2009 decreased $3.6 million from 2008 primarily due to a decrease of $2.3 million in compensation and other employee-related costs from Media & Advertising which is due in part to a decrease in average headcount at IAC Search & Media. Also contributing to the decrease in product development expense is an increase in costs being capitalized in the current year period related to the development and enhancement of the company's search technology and products.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Product development expense	$49,261	(13)%	$56,885
As a percentage of total revenue	5%	(32) bp	5%

        Product development expense in 2009 decreased $7.6 million from 2008 primarily due to the factors described above in the three month discussion.

Depreciation

  For the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Depreciation	$15,289	(12)%	$17,337	$48,380	(7)%	$52,055
As a percentage of total revenue	5%	(15) bp	5%	5%	4 bp	5%

        Depreciation for the three and nine months ended September 30, 2009 decreased $2.0 million and $3.7 million, respectively, from 2008 primarily due to certain fixed assets becoming fully depreciated, partially offset by the incremental depreciation associated with capital expenditures made during 2009 and 2008.

Operating Income Before Amortization

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Operating Income Before Amortization	$38,885	28%	$30,464
As a percentage of total revenue	12%	330 bp	8%

        Operating Income Before Amortization in 2009 increased $8.4 million from 2008 primarily due to a decrease of $24.5 million in corporate expenses and profit growth at ServiceMagic. Included in the prior year period is $20.8 million in expenses related to the Spin-Off. Partially offsetting these increases in Operating Income Before Amortization is a decrease of $11.6 million from Media & Advertising resulting primarily from lower overall revenue and higher traffic acquisition costs as a percentage of revenue and a decrease of $3.5 million from Match reflecting the absence of Match Europe, which was sold on June 5, 2009.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Operating Income Before Amortization	$61,462	(15)%	$72,027
As a percentage of total revenue	6%	(49) bp	7%

        Operating Income Before Amortization in 2009 decreased $10.6 million from 2008 primarily due to decreases of $59.0 million, $7.0 million and $4.8 million from Media & Advertising, Emerging

Businesses and ServiceMagic, respectively. These decreases in Operating Income Before Amortization were partially offset by a decrease of $58.1 million in corporate expenses due in part to the inclusion in the prior year period of $42.0 million in expenses related to the Spin-Off.

        The overall decrease in Operating Income Before Amortization reflects lower overall revenue and higher traffic acquisition costs as a percentage of revenue from Media & Advertising, a shift in mix to lower revenue generating service requests and increased marketing costs from ServiceMagic, and increased operating expenses from Emerging Businesses primarily related to The Daily Beast and InstantAction.com, as well as the absence of profits from ReserveAmerica in the current year period following its sale on January 31, 2009.

Operating income (loss)

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Operating income (loss)	$7,121	NM	$(22,638)
As a percentage of total revenue	2%	NM	(6)%

        Operating income in 2009 increased $29.8 million from 2008 primarily due to the $8.4 million increase in Operating Income Before Amortization described above and decreases of $22.2 million in non-cash compensation expense and $1.1 million in amortization of non-cash marketing, partially offset by an increase of $2.0 million in amortization of intangibles resulting primarily from the acquisition of PeopleMedia on July 13, 2009. The decrease in non-cash compensation is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off in the prior year period. The amortization of non-cash marketing referred to in this report consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Operating loss	$(22,096)	45%	$(40,180)
As a percentage of total revenue	(2)%	148 bp	(4)%

        Operating loss in 2009 decreased $18.1 million from 2008 despite the $10.6 million decrease in Operating Income Before Amortization described above, primarily due to decreases of $27.5 million in non-cash compensation expense and $4.5 million in amortization of non-cash marketing, partially offset by an increase of $2.3 million in amortization of intangibles and a goodwill impairment charge of $1.1 million related to our gift card business. The decrease in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off in the prior year period as well as an increase in the current year period in forfeited awards.

        At September 30, 2009, there was $111.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Other income (expense)

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Other income (expense):
Interest income	$2,374	(64)%	$6,549
Interest expense	(1,345)	(73)%	(5,002)
Equity in (losses) income of unconsolidated affiliates	(3,961)	NM	3,146
Gain on sale of long-term investments	37,875	NM	—
Other income (expense)	16,017	NM	(68,657)

        Interest income in 2009 decreased $4.2 million from 2008 primarily due to the impact of lower average interest rates resulting, in part, from a reallocation of investments during the second half of 2008 into lower yielding treasury and government agency funds, partially offset by higher average investment balances throughout the period. Interest expense in 2009 decreased $3.7 million from 2008 as the amount of outstanding debt decreased year over year due to the extinguishment of $734.2 million of the Company's 7% Senior Notes due 2013 (the "Senior Notes") as described below. The remaining outstanding principal of the Senior Notes at September 30, 2009 is $15.8 million.

        Equity in (losses) income of unconsolidated affiliates in 2009 decreased $7.1 million from 2008 primarily due to the inclusion in the prior year period of $5.7 million related to the equity in earnings of our former investment in Jupiter Shop Channel Co., Ltd., a Japanese TV shopping company, and a loss from the Company's investment in Meetic, which is not in the year ago period. The loss from the investment in Meetic is primarily due to the write-off of Meetic's deferred revenue and the amortization of intangibles, as required by purchase accounting rules.

        Gain on sale of long-term investments in 2009 of $37.9 million principally represents a gain of $36.2 million related to the Company's sale of 1.8 million common shares of OpenTable, Inc. ("OpenTable").

        Other income in 2009 of $16.0 million is principally due to an increase of $15.4 million on the gain related to the sale of Match Europe, due to a reduction in the goodwill allocated to Match Europe upon its sale reflecting a more time proximate estimate of the fair value of the Match reporting unit as of the date of sale. On June 5, 2009, Match completed the sale of its European operations to Meetic. In exchange for its European operations, Match received a 27% stake in Meetic, plus a promissory note valued at $6.2 million.

        Other expense in 2008 of $68.7 million was principally due to a loss of $63.2 million on the extinguishment of a portion of the Senior Notes. On August 20, 2008, IAC purchased for cash all validly tendered Senior Notes pursuant to its amended tender offer to purchase the outstanding Senior Notes. Concurrent with the tender offer and in connection with the Spin-Off, the Company exchanged a portion of the Senior Notes for the debt of ILG. Other expense in 2008 also includes a loss of $5.1 million related to the decrease in the value of the contingent value right ("CVR"), as described below.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

	Nine Months Ended September 30,
	2009	% Change	2008
	(Dollars in thousands)
Other income (expense):
Interest income	$8,546	(58)%	$20,325
Interest expense	(4,070)	(87)%	(30,866)
Equity in (losses) income of unconsolidated affiliates	(7,973)	NM	15,373
Gain on sale of long-term investments	25,570	(12)%	29,131
Other income (expense)	90,279	NM	(186,712)

        Interest income, interest expense and equity in (losses) income of unconsolidated affiliates were all impacted principally due to the same factors described above in the three month discussion.

        Gain on sale of long-term investments in 2009 represents a gain of $36.2 million related to the Company's sale of 1.8 million shares of OpenTable, partially offset by a loss of $12.3 million related to the Company's sale of Arcandor AG ("ARO") shares. As part of the consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE") in June 2007, the Company received approximately 5.5 million shares of ARO stock plus additional consideration in the form of a CVR. During the second quarter of 2009, the Company sold 4.3 million shares of ARO stock.

        Gain on sale of long-term investments in 2008 represents a gain of $29.1 million associated with the sale of the Company's preferred investment in Points International, Ltd. ("Points").

        Other income in 2009 of $90.3 million is principally due to a $132.2 million gain related to the sale of Match Europe to Meetic. Partially offsetting the increase in other income in 2009 are the write-downs of $38.2 million and $4.4 million related to the CVR and the Company's remaining 1.1 million shares of ARO stock, respectively. ARO filed for insolvency on June 9, 2009. The impairment charge related to the CVR was based upon the Company's assessment of its fair value. The Company monitors the progress of the insolvency proceedings of ARO and assesses the fair value of the CVR each reporting period. During the second quarter of 2009, the Company concluded that the decline in the price of the remaining 1.1 million shares of ARO stock was other-than-temporary and wrote the value of the remaining shares of ARO stock down to €0.61 per share, the ARO stock price on June 30, 2009, resulting in a $3.9 million impairment charge. During the third quarter of 2009, the Company concluded that a further decline in the value of the remaining shares of ARO stock was other-than-temporary and wrote the value of the remaining shares of ARO stock down to €0.26 per share, the ARO stock price on September 30, 2009, resulting in a $0.6 million impairment charge. At September 30, 2009, the carrying value of the Company's 1.1 million shares of ARO stock was €0.3 million or $0.4 million.

        Other expense in 2008 of $186.7 million was principally due to a write-down of $132.6 million related to the Company's 5.5 million shares of ARO stock and the $63.2 million loss on the extinguishment of $734.2 million of the Senior Notes, described above in the three month discussion, partially offset by gains of $6.3 million related to the increase in the value of the CVR and the derivatives created in connection with the Expedia spin-off.

Income tax provision

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        In 2009, the Company recorded an income tax provision for continuing operations of $34.3 million on pre-tax income of $58.1 million, which represents an effective tax rate of 59%. This rate is higher than the federal statutory rate of 35% due principally to a change in the estimated annual effective tax rate, interest on tax contingencies and state taxes, partially offset by a non-taxable gain associated with the sale of Match Europe and net adjustments related to the reconciliation of tax returns to provision accruals. In 2008, the Company recorded an income tax benefit for continuing operations of $85.3 million on a pre-tax loss of $86.6 million, which represents an effective tax rate of 99%. This rate is higher than the federal statutory rate of 35% due principally to benefits from a net reduction in deferred tax liabilities caused by the Spin-Off, foreign income taxed at lower rates and state income tax benefits, partially offset by an increase in the valuation allowance on deferred tax assets related to the ARO stock impairment, changes in tax reserves, and non-deductible costs related to the Spin-Off.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

        In 2009, the Company recorded an income tax provision for continuing operations of $53.7 million on pre-tax income of $90.3 million, which represents an effective tax rate of 60%. This rate is higher than the federal statutory rate of 35% due principally to non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies and an increase in valuation allowances on deferred tax assets related to the impairments of the Company's shares of ARO stock and the related CVR, offset by foreign tax credits related to the sale of Match Europe. In 2008, the Company recorded an income tax benefit for continuing operations of $103.6 million on a pre-tax loss of $192.9 million, which represents an effective tax rate of 54%. This rate is higher than the federal statutory rate of 35% due principally to benefits from a net reduction in deferred tax liabilities caused by the Spin-Off, foreign income taxed at lower rates and state income tax benefits, partially offset by an increase in the valuation allowance on deferred tax assets related to the ARO stock impairment, changes in tax reserves, and non-deductible costs related to the Spin-Off.

        At September 30, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $388.4 million and $372.6 million, respectively. Unrecognized tax benefits for the nine months ended September 30, 2009 increased by $15.8 million due to a net increase in state and local tax reserves, offset by the reversal of deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax expense for continuing operations for the three and nine months ended September 30, 2009 is a $1.9 million and $6.9 million expense, respectively, net of related deferred taxes of $1.3 million and $4.6 million, respectively, for interest on unrecognized tax benefits. At September 30, 2009 and December 31, 2008, the Company has accrued $64.2 million and $49.7 million, respectively, for the payment of interest. Included in the income tax expense for continuing operations for the nine months ended September 30, 2009 is a $3.1 million expense for penalties on unrecognized tax benefits. At September 30, 2009 and December 31, 2008, the Company has accrued $5.0 million and $0.6 million, respectively, for penalties.

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

        The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2010. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2001. These examinations are expected to be completed by the end of 2010. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $12.8 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

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

Discontinued operations

        Discontinued operations in the accompanying unaudited consolidated statement of operations include HSNi, ILG, Ticketmaster and Tree.com through August 20, 2008, Entertainment Publications, Inc. ("EPI") through May 30, 2008, and Quiz TV Limited and iBuy for all periods presented.

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        Results from discontinued operations, net of tax, in 2009 and 2008 were losses of $2.5 million and $14.7 million, respectively. The 2009 amount is principally due to interest on tax contingencies. The 2008 amount is principally due to the losses of Tree.com, HSNi and Ticketmaster, partially offset by income of ILG.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

        Results from discontinued operations, net of tax, in 2009 and 2008 were losses of $3.5 million and $318.8 million, respectively. The 2009 amount is principally due to the factors described above in the three month discussion. The 2008 amount is principally due to the losses of HSNi, Tree.com and EPI, which include pre-tax impairment charges related to goodwill and indefinite-lived intangible assets of $221.5 million and $78.5 million, respectively, for HSNi and $132.5 million and $33.4 million, respectively, for Tree.com. The losses from HSNi, Tree.com and EPI were partially offset by income of Ticketmaster and ILG.

        Additionally, the Company recognized an after-tax gain of $22.3 million on the sale of EPI in 2008.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets, which comprise the Company's trade names and trademarks, are tested annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

        The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using a DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate discount rates and estimating the amount and timing of estimated future cash flows. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

        Certain reporting units are currently operating in dynamic industry segments. These include IAC Search & Media and InstantAction.com. If operating results of these businesses vary significantly from anticipated results, future, potentially material, impairments of goodwill and/or other intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair value, had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of October 1, 2008, the carrying value of IAC Search & Media would have exceeded its fair value by approximately $140 million and the carrying value of InstantAction.com would have exceeded its fair value by approximately $4 million. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2008, the carrying value of IAC Search & Media would have exceeded its fair value by approximately $330 million and the carrying value of InstantAction.com would have exceeded its fair value by approximately $8 million. The impairment charge that might result would be determined based upon the excess of the carrying value of goodwill over its implied fair value using the second step of the impairment analysis that is described above.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

  Media & Advertising

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        Our Media & Advertising segment consists primarily of our search business, which includes Ask.com and other destination search websites through which we provide search and related advertising services, and toolbars and applications through which we promote and distribute these services, Citysearch, a leading online local city guide, and Evite, an online social planning website.

        Revenue declined 11% to $172.3 million, primarily due to a decline in revenue per query across proprietary properties, partially offset by continued growth in partners and queries at the Ask toolbar business and growth at Lexico, which includes Dictionary.com and Thesaurus.com. Revenue per query declines reflect an improved user experience on Ask.com following its relaunch in October 2008, which has resulted in fewer clicks by consumers to find their desired results. Citysearch's revenue decline reflects a difficult display advertising environment and was compounded by transitional issues related to the relaunch of the site and the integration of a new ad serving platform.

        Operating Income Before Amortization decreased 30% to $27.2 million, primarily due to the lower revenue noted above, partially offset by decreases of $2.3 million, $1.8 million and $1.7 million in traffic acquisition costs, product development expense and selling and marketing expense, respectively. The decrease in traffic acquisition costs is primarily due to lower revenue at IAC Search & Media; however, traffic acquisition costs as a percentage of revenue increased. The decreases in both product development expense and selling and marketing expense are primarily due to lower compensation and other employee-related costs, due in part, to a reduction in average headcount.

        Operating income decreased 35% to $20.8 million, primarily due to the decrease in Operating Income Before Amortization described above and a slight increase in non-cash compensation, partially offset by a decrease of $0.4 million in amortization of intangibles.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

        Revenue declined 15% to $508.5 million, primarily due to a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. The impact of this discontinuation was fully anniversaried during the second quarter of 2009. Revenue declines also reflect a decrease in revenue per query at Ask.com resulting from fewer clicks per visit as users find what they are searching for sooner due to the relaunched site's improved user experience. Offsetting these decreases was the continued growth in partners and queries at the Ask toolbar business and the favorable impact to revenue of $10.3 million related to the acquisition of Lexico on July 3, 2008. Citysearch's revenue declined primarily due to the factors described above in the three month discussion.

        Operating Income Before Amortization decreased 53% to $53.2 million, primarily due to the lower revenue noted above and an increase of $6.8 million in selling and marketing expense, partially offset by decreases of $19.1 million in traffic acquisition costs and $5.9 million in product development expense. Contributing to the increase in selling and marketing expense is an increase of $8.5 million in advertising and promotional expenditures, including those associated with the NASCAR partnership and an ad campaign to rebrand the Ask.co.UK website, partially offset by a decrease of $0.7 million in compensation and other employee-related costs. Overall traffic acquisition costs during the period decreased as a direct result of a sharp decline in network revenue at IAC Search & Media; however, traffic acquisition costs as a percentage of revenue increased. The decrease in product development expense is primarily due to a decrease of $5.7 million in compensation and other employee-related costs due, in part, to an approximate 10% reduction in average headcount at IAC Search & Media and an increase in costs being capitalized in the current year period related to the development and enhancement of the company's search technology and products.

        Operating income decreased 67% to $31.0 million, primarily due to the decrease in Operating Income Before Amortization described above and increases of $2.5 million in amortization of non-cash marketing, $0.4 million in non-cash compensation expense and $0.2 million in amortization of intangibles.

  Match

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        Revenue declined 13% to $81.0 million, reflecting the sale of Match Europe to Meetic on June 5, 2009, partially offset by solid growth in the U.S. business and a $6.4 million contribution from PeopleMedia, acquired July 13, 2009. Excluding the results of Match Europe from both periods and PeopleMedia from the current period, revenue grew 5% during the quarter driven by a 9% increase in U.S. subscribers, partially offset by a 3% decline in U.S. revenue per subscriber.

        Operating Income Before Amortization decreased 12% to $26.8 million primarily due to the decrease in revenue noted above, partially offset by decreases of $5.7 million in cost of revenue and $4.2 million in selling and marketing expense. Both the decrease in cost of revenue and selling and marketing expense is primarily due to the sale of Match Europe. Partially offsetting this impact to Operating Income Before Amortization is an increase in advertising and promotional expenditures associated with online marketing.

        Operating income remained flat despite the decrease in Operating Income Before Amortization discussed above. Operating income comparisons benefited in 2009 from $6.1 million in amortization of non-cash marketing in the prior year period, partially offset by an increase of $2.7 million in amortization of intangibles. The increase in amortization of intangibles is due to the acquisition of PeopleMedia.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

        Revenue declined 6% to $259.3 million, driven primarily by the factors described above in the three month discussion. Excluding the results of Match Europe from both periods and PeopleMedia from the current period, revenue grew 7% during the current year period.

        Operating Income Before Amortization increased 3% to $65.3 million despite the decrease in revenue noted above, primarily due to decreases of $14.9 million in cost of revenue and $8.8 million in selling and marketing expense, partially offset by an increase of $2.3 million in general and administrative expense. The decreases in cost of revenue and selling and marketing expense are due primarily to the factors described above in the three month discussion. Cost of revenue was further impacted by more favorable economic terms under agreements with certain domestic distribution partners. The increase in general and administrative expense was principally due to $3.2 million of professional fees related to the sale of Match Europe in exchange for a 27% investment in Meetic.

        Operating income increased 22% to $62.0 million in 2009, primarily due to the increase in Operating Income Before Amortization discussed above and a decrease of $12.0 million in amortization of non-cash marketing, partially offset by an increase of $2.6 million in amortization of intangibles, relating primarily to the acquisition of PeopleMedia.

  ServiceMagic

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        Revenue grew 30% to $43.9 million, benefiting from a 22% increase in service requests to a growing and more active service provider network and a shift in mix to higher value service requests driven, in part, by increased marketing efforts. During 2009, ServiceMagic experienced a 31% increase in the number of times service requests are accepted by a service professional. A service request can be transmitted to and accepted by more than one service professional. Revenue further benefited from a combined $1.6 million contribution from the businesses now comprising ServiceMagic International, acquired October 29, 2008, and Market Hardware, acquired January 23, 2009. Excluding the results of the aforementioned acquisitions, revenue grew 25% during the quarter.

        Operating Income Before Amortization increased 15% to $9.9 million, primarily due to the increase in revenue noted above, partially offset by an increase in marketing expense per service request. During 2009, ServiceMagic experienced increases of $5.8 million in selling and marketing expense and $2.1 million in general and administrative expense. The increase in selling and marketing expense is primarily driven by an increase in advertising and promotional expenditures associated with online marketing. The growth in service requests from paid channels outpaced the growth in free requests as a result of the increase in online marketing. Also contributing to the increase in selling and marketing expense is an increase in compensation and other-related costs, due in part, to the continued expansion of its sales force. The increase in general and administrative expense is primarily due to an increase of $1.3 million in compensation and other employee-related costs related to recent acquisitions.

        Operating income decreased 47% to $4.3 million despite the increase in Operating Income Before Amortization discussed above primarily due to the impact in 2009 of $5.0 million in amortization of non-cash marketing.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

        Revenue grew 19% to $117.7 million, driven primarily by the factors described above in the three month discussion. Excluding the results of ServiceMagic International and Market Hardware, revenue grew 14%.

        Operating Income Before Amortization decreased 20% to $19.5 million, despite the increase in revenue noted above, reflecting increases of $15.9 million in selling and marketing expense and $6.2 million in general and administrative expense. The increases in both selling and marketing expense and general and administrative expense are primarily due to the factors described above in the three month discussion.

        Operating income decreased 47% to $12.0 million, primarily due to the decrease in Operating Income Before Amortization discussed above, the impact in 2009 of $5.0 million in amortization of non-cash marketing and an increase of $1.1 million in amortization of intangibles, partially offset by a decrease of $0.3 million in non-cash compensation expense.

  Emerging Businesses

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        Our Emerging Businesses segment includes Shoebuy, Pronto, InstantAction.com, CollegeHumor.com, Gifts.com, Vimeo, Life123.com, The Daily Beast and Electus, our partnership with Ben Silverman, among other early stage businesses that provide online content and/or services.

        Revenue declined 19% to $40.5 million reflecting the absence of revenue from ReserveAmerica in the current year period following its sale on January 31, 2009, partially offset by growth at InstantAction.com.

        Operating Income Before Amortization loss increased by $2.3 million to a loss of $8.3 million. Losses increased due primarily to increased operating expenses associated with InstantAction.com, The Daily Beast and the absence of profits from ReserveAmerica in the current year period. Partially offsetting the increase in Operating Income Before Amortization loss are cost savings related to the shutdown or sale of certain other businesses.

        Operating loss increased by $1.5 million to $8.9 million primarily due to the increased Operating Income Before Amortization loss discussed above, partially offset by decreases in amortization of intangibles and non-cash compensation expense of $0.6 million and $0.2 million, respectively.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

        Revenue declined 11% to $126.0 million primarily due to the absence of revenue from ReserveAmerica described above in the three months discussion, partially offset by growth at Shoebuy and Pronto.

        Operating Income Before Amortization loss increased by $7.0 million to a loss of $28.7 million. Losses increased due primarily to increased operating expenses associated with The Daily Beast and InstantAction.com, as well as the absence of profits from ReserveAmerica in the current year period following its sale on January 31, 2009. Partially offsetting the increase in Operating Income Before Amortization loss are cost savings related to the shutdown or sale of certain other businesses and decreased losses at Gifts.com.

        Operating loss increased by $6.0 million to $31.9 million primarily due to the increased Operating Income Before Amortization loss discussed above and a goodwill impairment charge of $1.1 million related to our gift card business, partially offset by decreases in amortization of intangibles and non-cash compensation expense of $1.7 million and $0.3 million, respectively.

  Corporate

  For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

        Operating Income Before Amortization loss decreased by $24.5 million to a loss of $16.7 million primarily due to the inclusion in the prior year period of $20.8 million in expenses related to the Spin-Off. The current period also benefited from lower compensation and other employee-related costs.

        Operating loss decreased $46.5 million to a loss of $32.9 million reflecting the decrease in Operating Income Before Amortization loss discussed above and a decrease of $22.0 million in non-cash compensation expense due, in part, to the acceleration and modification of certain equity awards associated with the Spin-Off in the prior year period.

  For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

        Operating Income Before Amortization loss decreased by $58.1 million to a loss of $47.8 million primarily due to the factors described above in the three months discussion as well as a decrease of $1.3 million in non-Spin-Off related professional fees. Spin-Off related expenses in the prior year period were $42.0 million.

        Operating loss decreased $85.6 million to a loss of $95.3 million reflecting the decrease in Operating Income Before Amortization loss discussed above and a decrease of $27.5 million in non-cash compensation expense. The decrease in non-cash compensation expense was impacted by the acceleration and modification of certain equity awards associated with the Spin-Off in the prior year period as well as the favorable impact in the current year period of forfeited awards.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2009, the Company had $1.4 billion of cash and cash equivalents, $361.3 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in Senior Notes.

        During the nine months ended September 30, 2009 and 2008, IAC purchased 20.9 million and 3.0 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $336.5 million and $145.6 million, respectively. On July 29, 2009, the Company announced that its Board of Directors authorized the repurchase of up to an additional 20 million shares of IAC common stock. At October 23, 2009 IAC had approximately 21.5 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $146.3 million and $147.4 million in 2009 and 2008, respectively. The decrease of $1.1 million in net cash provided by operating activities attributable to continuing operations is primarily due to higher payments related to accounts payable and accrued expenses in 2009, partially offset by a cash tax refund in 2009 related to the overpayment of taxes in 2008.

        Net cash used in investing activities attributable to continuing operations in 2009 of $291.3 million includes $217.3 million related to the net purchases, sales and maturities of marketable securities, acquisitions, net of cash acquired, of $85.5 million and capital expenditures of $28.9 million, partially offset by the proceeds of $58.1 million from the sales of long-term investments. The proceeds from the sale of long-term investments relate primarily to the sale of OpenTable. Net cash provided by investing activities attributable to continuing operations in 2008 of $469.4 million includes the net cash distribution from spun-off businesses of $427.8 million, the net proceeds of $189.4 million related to the sales, maturities and purchases of marketable securities, the proceeds of $60.9 million from the sales of long-term investments and the proceeds of $32.7 million from the sale of EPI, partially offset by acquisitions, net of cash acquired, of $130.7 million, purchases of long-term investments of $59.7 million and capital expenditures of $51.3 million. The purchases of long-term investments in 2008 related primarily to the Company's equity investment in The HealthCentral Network. The proceeds from the sale of long-term investments relate primarily to the sale of Points.

        Net cash used in financing activities attributable to continuing operations in 2009 of $199.0 million includes the purchase of treasury stock of $336.5 million and the settlement of vested stock-based awards denominated in a subsidiary's equity of $14.0 million, partially offset by the proceeds related to the issuance of common stock, net of withholding taxes, of $150.0 million. Included in the proceeds related to the issuance of common stock are aggregate proceeds of $150.9 million from the exercise of warrants to acquire 11.5 million shares of IAC common stock that were due to expire on February 4, 2009. The strike price of the warrants was $13.09 per share. Net cash used in financing activities attributable to continuing operations in 2008 of $674.0 million includes $514.9 million relating to the repurchase of a portion of the Senior Notes and the purchase of treasury stock of $145.6 million.

        Net cash used in discontinued operations was $1.0 million and $170.2 million in 2009 and 2008, respectively. Net cash used in discontinued operations in 2008 relates primarily to the operations of Ticketmaster, HSNi, ILG and Tree.com. The Company does not expect future cash flows associated with existing discontinued operations to be material.

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

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Thousands)
Contractual Obligations(a)
Long-term obligations(b)	$203,726	$5,109	$10,218	$24,399	$164,000
Purchase obligations(c)	1,397	320	561	516	—
Operating leases	291,636	21,702	35,905	25,612	208,417

Total contractual cash obligations	$496,759	$27,131	$46,684	$50,527	$372,417

(a)
At September 30, 2009, the Company has recorded $452.6 million of unrecognized tax benefits which includes accrued interest of $64.2 million. This amount includes $273.2 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest.

(c)
The purchase obligations primarily relate to minimum payments due under telecommunication contracts related to data transmission lines.

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

        Amortization of non-cash marketing consists of non-cash advertising secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost. At September 30, 2009, there was $8.4 million of NBC Universal Advertising credits available for use.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by business and to net earnings (loss) attributable to IAC shareholders in total for the three and nine months ended September 30, 2009 and 2008, see Note 7 to the consolidated financial statements.

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

        Based on the Company's total debt investment securities as of September 30, 2009, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $2.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.4 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Long-term Debt

        At September 30, 2009, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $10.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At September 30, 2009, the Company had investments in equity securities of publicly traded companies that are considered available-for-sale marketable equity securities and are included in either "Marketable securities" or "Long-term investments" in the accompanying consolidated balance sheet depending upon management's intent to hold the securities. These available-for-sale marketable equity securities, with the exception of the Company's investment in Meetic, are reported at fair value based on quoted market prices with unrealized gains or losses on these securities, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. These investments in equity securities of publicly traded companies are subject to significant fluctuations in fair value due to the volatility of the stock market. The Company accounts for its investment in Meetic using the equity method of accounting, as described below. During 2009, the Company recorded an impairment charge on its investment in ARO of $4.4 million, as described below. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        As part of the consideration for the sale of HSE on June 19, 2007, IAC received from ARO approximately 5.5 million shares of ARO stock plus additional consideration in the form of a CVR. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. ARO filed for insolvency on June 9, 2009. This filing accelerated the maturity date of the CVR and fixed its redemption value, which was dependent on the value of the 5.5 million shares of ARO stock, at €54 million. The ARO stock is an available-for-sale marketable equity security. The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income (expense) in the consolidated statement of operations each period. During the second quarter of 2009, the Company sold 4.3 million shares of ARO stock, resulting in a loss of $12.3 million and concluded that the decline in the price of the remaining 1.1 million shares of ARO stock was other-than-temporary and wrote the value of the remaining shares of ARO stock down to €0.61 per share, the ARO stock price on June 30, 2009, resulting in a $3.9 million impairment charge. During the third quarter of 2009, the Company concluded that a further decline in the value of the remaining shares of ARO stock was other-than-temporary and wrote the value of the remaining shares of ARO stock down to €0.26 per share, the ARO stock price on September 30, 2009, resulting in a $0.6 million impairment charge. The carrying value of the Company's 1.1 million shares of ARO stock is €0.3 million or $0.4 million at September 30, 2009. In addition, during the second quarter of 2009, the Company recorded a $38.2 million impairment charge related to the CVR based upon the Company's assessment of the CVR's fair value. The Company monitors the progress of the insolvency proceedings of ARO and assesses the fair value of the CVR each reporting period. The impairment charges related to both the 1.1 million shares of ARO stock and the CVR are included in "Other income (expense)" in the accompanying consolidated statement of operations.

        On October 25, 2004, IAC made an investment in OpenTable, a provider of online restaurant reservations. The purchase price of the investment was $15.1 million in cash and was accounted for under the cost method. On May 21, 2009, OpenTable became a public company trading on the Nasdaq stock exchange (Nasdaq: OPEN) and as a result, IAC is exposed to changes in OpenTable's stock price. As a result of this transaction, IAC no longer accounts for its investment using the cost method of accounting but rather accounts for such investment as an available-for-sale marketable equity security. During the third quarter of 2009, the Company sold 1.8 million shares of OpenTable stock, resulting in a gain of $36.2 million. The carrying value of the OpenTable investment is $10.0 million at September 30, 2009. The related unrealized gain of $4.5 million, net of deferred taxes, is included in other comprehensive income in the accompanying consolidated financial statements.

        On June 5, 2009, in exchange for Match Europe, IAC received approximately 6.1 million shares of common stock (a 27% stake) in Meetic, an online dating company based in France, plus a promissory note valued at $6.2 million. Meetic shares are listed on the Euronext stock exchange (EPA: MEET) and as a result, IAC is exposed to changes in Meetic's stock price. The investment in Meetic is accounted for under the equity method of accounting. The carrying value of the Meetic investment is $153.0 million at September 30, 2009.

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

        Actual results could differ materially from those contained in these forward- looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with Google, continuing adverse economic conditions, or the worsening thereof, either generally or in any of the markets in which IAC's businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, operational and financial risks relating to acquisitions, changes in industry standards and technology, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2008, as amended. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
July 2009	5,596,076	$16.69	5,596,076	21,529,040
August 2009	—	—	—	21,529,040
September 2009	—	—	—	21,529,040

Total	5,596,076	$16.69	5,596,076	21,529,040

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to a repurchase authorization previously announced in October 2006.

(3)
Represents the total number of shares of common stock that remained available for repurchase (as adjusted to give effect to the reverse stock split effected after the close of trading on August 20, 2008) as of September 30, 2009 pursuant to the October 2006 and July 2009 repurchase authorizations. Of this total, 20 million shares remain available for repurchase under the July 2009 repurchase authorization and the balance remains available under the October 2006 repurchase authorization. IAC may purchase shares pursuant to these repurchase authorizations over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act(2)

(1)
Filed herewith.

(2)
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2009

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	October 29, 2009

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