Form 10-K
period 2009-12-31
IAC/INTERACTIVECORP
filed 2010-02-26
CIK 891103

Use these links to rapidly review the document

As filed with the Securities and Exchange Commission on February 26, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of February 5, 2010, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	103,757,687
Class B Common Stock	12,799,999

Total	116,557,686

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2009 was $1,551,613,043. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

         Portions of the Registrant's proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

PART I

Item 1.    Business

OVERVIEW

Who We Are

        IAC is a leading internet company with more than 50 brands serving consumer audiences across more than 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. The results of operations of IAC's various businesses are reported within the following segments: Search, Match, ServiceMagic and Media & Other.

        For information regarding the results of operations of our reporting segments, as well as their respective contributions to IAC's consolidated results of operations, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26 and "Item 8—Consolidated Financial Statements and Supplementary Data" beginning on page 54.

        Unless otherwise indicated, all references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

History

        Since its inception, IAC has transformed itself from a hybrid media/electronic retailing company into an internet company. IAC was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc., as a subsidiary of Home Shopping Network, Inc. In December 1992, Home Shopping Network distributed the capital stock of Silver King to its stockholders. In December 1996, the Company completed mergers with Savoy Pictures Entertainment, Inc. and Home Shopping Network, with Savoy and Home Shopping Network becoming subsidiaries of Silver King. In connection with these mergers, the Company changed its name to HSN, Inc.

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

        On August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments into an independent public company. In this report, we refer to this transaction as the "Expedia spin-off" and to the company that holds the travel and travel-related businesses formerly held by IAC as "Expedia". Immediately prior to the Expedia spin-off, IAC effected a one-for-two reverse stock split. IAC also completed the following transactions in 2005: the acquisition of IAC Search & Media (formerly known as Ask Jeeves, Inc.), the results of operations of which are now reported within our Search (formerly Media & Advertising) segment (July 2005), a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE (June 2005) and the acquisition of Cornerstone Brands, Inc. ("Cornerstone Brands") (April 2005).

        In November 2006, IAC sold PRC, LLC, its Teleservices subsidiary. In June 2007, the Company sold its German TV and internet retailer, HSE Germany. In June 2008, the Company sold EPI and on August 20, 2008, IAC completed its previously announced plan to separate into five publicly traded companies:

  •
  IAC, which includes:

  •
  the businesses comprising its Media & Advertising (now Search) segment;

  •
  the Match and ServiceMagic segments;

  •
  the businesses comprising its Emerging Businesses (now Media & Other) segment, including Shoebuy and ReserveAmerica, which were previously included in the former Retailing and Ticketmaster segments, respectively;

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

        In January 2009, we sold ReserveAmerica and acquired MarketHardware, Inc., an online provider of marketing solutions for home services businesses. In June 2009, we sold the European operations of Match.com to Meetic, a leading European online dating company based in France, in exchange for a 27% interest in Meetic and a €5 million note. In July 2009, we acquired PeopleMedia, a leading operator of targeted dating sites. In February 2010, we announced the formation of joint venture between Match.com and Meetic, through which we intend to provide personals services in certain countries in Latin America.

        For additional information concerning certain of these transactions, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Consolidated Financial Statements and Supplementary Data—Note 16".

EQUITY OWNERSHIP AND VOTING CONTROL

        IAC has outstanding shares of common stock, with one vote per share, and Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of the date of this report, Liberty Media Corporation ("Liberty") owns 100% of IAC's outstanding Class B common stock and no longer owns any shares of IAC common stock. Assuming the conversion of all of the outstanding shares of Class B common stock to common stock, Liberty would own approximately 11% of IAC's outstanding common stock.

        Subject to the terms of an amended and restated stockholders agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, Mr. Diller has an irrevocable proxy to vote shares of IAC common stock and IAC Class B common stock held by Liberty. As of the date of this report,

Mr. Diller (through his own holdings and the Class B common stock holdings of Liberty over which Mr. Diller has voting control pursuant to the amended and restated stockholders agreement) controlled approximately 57% of the outstanding total voting power of IAC.

        Accordingly, Mr. Diller is effectively able to control the outcome of all matters submitted to a vote or for the consent of IAC's stockholders (other than with respect to the election by the holders of IAC common stock of 25% of the members of IAC's Board of Directors and matters as to which Delaware law requires a separate class vote). In addition, pursuant to an amended and restated governance agreement, dated as of August 9, 2005, among IAC, Liberty and Mr. Diller, Mr. Diller generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the amended and restated governance agreement) equals or exceeds four to one over a continuous 12-month period.

DESCRIPTION OF IAC BUSINESSES

Search

  Overview

        Our Search segment consists primarily of Ask.com and other destination search websites through which we provide search and related advertising services, as well as toolbars and applications through which we promote and distribute these services, and Citysearch, a leading online local city guide.

  Search Business

        Overview.    Search services generally involve the generation and display of a set of hyperlinks to websites, together with summary information regarding these websites, deemed relevant to search queries entered by users. We provide search services to users who visit our Ask.com and other destination search websites and portals directly, through toolbars that we distribute to users directly and through third parties and through the syndication of our search results via search boxes placed on third party websites. Substantially all of the revenue of our search business and our Search segment is derived from the display of paid listings and other advertising in connection with the provision of search services.

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

        A substantial majority of the paid listings we display are supplied to us by Google pursuant to a paid listing supply agreement with Google that expires on December 31, 2012. Pursuant to this agreement, we transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to us for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from our algorithmic search results and are identified as "sponsored" listings on search results pages. To a lesser extent, we also syndicate Google paid listings through third parties with whom we enter into syndication agreements. See "Item 1A—Risk Factors—We depend upon arrangements with Google and any adverse changes in this relationship could adversely affect our business, financial condition and results of operations." In addition, we sell paid listings directly to advertisers and display them on third party and various IAC properties, as well as sell display advertising on our portals and other IAC properties.

        Toolbars and Applications.    Through Mindspark Interactive Network, Inc. ("Mindspark"), we develop, market and distribute a variety of downloadable toolbars through which users can access our search services, as well as applications through which users creatively and visually express themselves and interact online, which we generally refer to as our FunWebProducts suite of applications. We market and distribute our toolbars, together with the FunWebProducts suite of applications, directly to consumers. These toolbars, which we offer free of charge, generally consist of a search box powered by Ask.com or a third party search engine, plus the FunWebProducts suite of additional features. The search box enables users to run search queries directly from their web browser and the suite of features enables users to personalize their online activities and otherwise make them more expressive and fun. These features include, among other applications: Smiley Central, through which users can add emoticons to e-mails and instant messages; Webfetti, through which users can personalize their pages on various social networking websites; MyWebFace, through which users can create cartoon-like images of themselves for download or use in connection with their profile pages on social networks; and Zwinky, through which users can create avatars to express their persona on the web and design and update profile pages to share with friends. Zwinky also provides users with access to Zwinktopia, a virtual world where avatars created by users can interact through chat and other features, as well as purchase virtual items with virtual currency online. We also market and distribute our toolbars through the Ask Partner Network to third parties, who in turn bundle our toolbars with their applications and websites.

        Destinations Sites and Portals.    We also operate a number of destination websites and portals through which we provide search and additional services, including: Dictionary.com, a destination website that provides online dictionary search and related services; Girlsense.com, a destination website that provides a virtual fashion community for girls and teens; www.MyWay.com, which is free from banner, pop-up and rich-media ads and through which we provide e-mail services; www.Excite.com, a content-rich portal that aggregates news, sports, weather and entertainment content; and www.iWon.com, which offers an extensive variety of casual games and sweepstakes.

        Revenues.    Substantially all of the revenues of our search business and the Search segment are derived from advertising, with the substantial majority of these revenues attributable to our paid listing supply agreement with Google. When a user submits a search query through our search services and clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and makes a related revenue share payment to us, which we either retain in its entirety or share with third parties. In some cases, Google does not charge advertisers unless our user, after clicking on the paid listing, also takes certain actions on the advertiser's website. To a lesser extent, we also generate revenues from the direct sale of paid listings directly to advertisers on a cost-per-click basis, as well as from the sale of display advertising on a fixed fee per impression basis.

        Competition.    We compete with a wide variety of parties in connection with our efforts to attract search engine users, distribute downloadable toolbars and applications, attract third parties to distribute our toolbars and search boxes and attract advertisers, including: Google, Yahoo!, MSN and other destination search websites and search-centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers, including internet access providers, social networks, online advertising networks, traditional media companies and companies that provide online content.

        Moreover, some of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases, and/or significantly greater financial, technical and marketing resources than we do. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their products and services, which could result in greater market acceptance of their products and services relative to those offered by us.

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

        In the case of the relevance and authority of our search results, our current goal is to provide accurate and authoritative answers to queries phrased in the form of direct questions, which we seek to achieve through a combination of search results generated by our proprietary search technology and answers provided by our users to frequently asked questions. In the case of the functionality of our various websites and the quality of related content and features, we seek to differentiate ourselves from other search service providers through the following features:

  •
  Dedicated Search Channels—in addition to traditional, general internet searches, users may conduct searches on separate channels dedicated to news, images, videos, recipes, coupons and bargains, among other categories of activities and interests;

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

        In addition, we believe that our ability to compete successfully in the case of our Mindspark business will depend primarily upon our continued ability to create toolbars that resonate with consumers, market and distribute toolbars directly to consumers in a cost-effective manner and secure cost-effective toolbar distribution arrangements with third parties and through other means, as well attract advertisers.

  Citysearch

        Overview.    Citysearch is a leading online local guide that provides consumer users with information regarding businesses and events in cities and neighborhoods across the U.S. Citysearch also operates CityGrid, a local content and advertising network.

        Through Citysearch.com, we provide consumer users with free access to our merchant listings, which consist of business profile pages that contain customized content provided by our merchants, coupled with ratings and reviews posted by Citysearch users, Citysearch-generated editorial content and related features, such as links to maps and directions. Consumer users may access merchant listings directly or through search engine results at Citysearch.com by selecting a city and/or neighborhood and searching through keyword and category-specific queries or otherwise browsing Citysearch.com. After accessing a merchant listing, users can post ratings and reviews regarding the business, as well as forward the information to others via e-mail or via text message to mobile devices.

        We also distribute our merchant listings (or select information from such listings) through CityGrid to third party publishers for display to users on the third party publishers' websites and mobile applications. Through CityGrid, we also aggregate advertising from multiple third parties (and in some cases, combine this advertising with Citysearch merchant listings and/or other content), which we then either display on Citysearch.com or distribute to CityGrid third party publisher websites and mobile applications.

        Merchant Advertising.    We provide primarily local advertising services to merchants through several online advertising models. We sell the substantial majority of our advertising to local merchants through our Pay-For-Performance model. Under this model, merchants pay a fee each time their merchant listing (or select information from such listing) is viewed by a user on Citysearch.com or a CityGrid third party publisher website or mobile application, a user clicks on a link to additional merchant information displayed as part of their merchant listing on Citysearch.com or a CityGrid third party publisher website or mobile application or a user calls a metered number to reach a business.

        Marketing.    We market our services to users primarily through search engines. We market our products and services to local merchants and other advertisers primarily through in-house and outside local sales forces in major metropolitan areas within the United States, as well as through our online self-enrollment model.

        Revenues.    Revenues are generated primarily through the sale of advertising, predominantly local, Pay-For-Performance advertising, directly to merchants. When merchant listings are displayed on third party websites or mobile applications affiliated with CityGrid, we share the related revenues that we receive from our merchants with the relevant third party. Revenues are also generated through the display of advertising that we receive from third parties affiliated with CityGrid. If we display this advertising on Citysearch.com, the third party shares the related revenues that it receives from its clients with us. If we then distribute this advertising to a CityGrid third party publisher, we share revenues received from the third party that provided us with the advertising with the third party to which we distributed such advertising. Revenues are also generated through our sale of local merchant and national display advertising on a per impression and fixed fee basis.

        Competition.    The markets for local content, local services and local advertising are highly competitive and diverse. While we primarily compete with online and offline local and national directories, we currently face increasing competition from search engines and other site aggregation companies that pull content from Citysearch.com for display on their websites (as well as other destination websites generally), which adversely impacts our ability to monetize this content and interferes with search engine marketing efforts designed to drive traffic to Citysearch.com. We also compete with online advertising networks, online and offline providers of local content, telecommunications and cable companies, internet service providers and niche competitors that focus on a specific category or geography and compete with specific content offerings that we provide.

Match

  Overview

        Through the brands and businesses within our Match segment, we are a leading provider of subscription-based online personals services in the United States and various jurisdictions abroad. We provide these services through websites that we own and operate in twenty-five countries, eight languages and five continents, as well as through our mobile application in the United States. As of December 31, 2009, we collectively provided online personals services to approximately 1.3 million subscribers.

        In June 2009, we sold the European operations of Match.com to Meetic, a leading European online dating company based in France, in exchange for a 27% interest in Meetic and a €5 million note. In July 2009, we acquired PeopleMedia, a leading operator of targeted dating sites. In February 2010, we announced the formation of joint venture between Match.com and Meetic, through which we intend to provide personals services in certain countries in Latin America.

  Products and Services

        We primarily provide services through branded websites that we own and operate, including, among others, Match.com, Chemistry.com, BlackPeopleMeet.com and SeniorPeopleMeet.com. These websites, all of which provide single adults with a private and convenient environment for meeting other singles, generally provide online personal services to registered members and subscribers.

Registered members (those who establish a username and password) may post a profile on these websites, as well as use any related searching and matching tools free of charge. Subscribers (those who establish a username and password and pay a subscription fee) may, in addition to these services, initiate, review or respond to e-mails from other subscribers.

        Our subscription programs start with a single-month term, with discounts for longer term subscriptions, and generally renew automatically unless terminated by subscribers. In the United States, we also offer access to our services via mobile phone and other mobile devices through our matchMobile service.

  Marketing

        We market our products and services through a wide variety of traditional offline and online marketing. Our offline marketing activities consist of a wide variety of traditional marketing and business development activities, including television, print, radio and outdoor advertising and related public relations efforts. Our online marketing activities consist primarily of the purchase of banner and other display advertising, targeted e-mail campaigns and search engine marketing. In addition, we enter into a variety of alliances with third parties who advertise and promote our services. Some alliances are exclusive and some, but not all, contain renewal provisions.

  Revenues

        Our revenues are derived from subscription fees for our online personals services and related products and online advertising.

  Competition

        The personals business is very competitive and highly fragmented in the United States and abroad and barriers to entry are minimal. We compete primarily with online and offline broad-based personals, dating and matchmaking services (both free and paid), the personals sections of newspapers and magazines, other conventional media companies that provide personals services, and traditional venues where singles meet (both online and offline). We also compete with numerous online and offline personals, dating and matchmaking services that cater to specific demographic groups.

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

  •
  evolving industry standards; and

  •
  changes in consumer requirements and trends in the single community relative to our competitors; and

  •
  our ability to engage in cost-effective marketing efforts, including by way of maintaining relationships with third parties with which we have entered into alliances, and the recognition and strength of our various brands relative to those of our competitors.

ServiceMagic

  Overview

        ServiceMagic is a leading online marketplace that connects consumers, by way of patented proprietary technologies, with home and other local service professionals, all of which are pre-screened and the majority of which are customer-rated. When consumers submit a service request through the ServiceMagic marketplace, ServiceMagic generally matches them with up to four members from its network of service professionals, which as of December 31, 2009, consisted of more than 67,000 service professionals providing services in more than 700 categories, primarily home service-related, ranging from simple home repairs to complete home building and home remodeling projects, as well as other local services, including catering and photography.

  Services

        Through our Market Match service, we generally match consumers with up to four service professionals from our network based upon service requests that specify the type of services desired and the consumer's zip code. Through our Exact Match service, consumers can review service professional profiles and select the service professional that they believe best meets their specific needs. Through Exact Match, we also optimize the placement of service professional profiles in a wide range of marketing vehicles, including the results of local and other search engines and online and offline directories. Our Exact Match service provides a way for service professionals to get broad exposure for their businesses online without having to pay significant up-front fees, build and maintain their own destination websites or develop online marketing expertise. Consumers can also be matched to a service professional by way of 1800Contractor.com, an online directory of our network of service professionals that we own and operate. Consumers that visit this site are ultimately matched to a service professional by way of our Exact Match service or, if a match cannot be made through this service, by way of our Market Match service. We also offer website design and hosting services for our service professionals through Market Hardware, Inc.

        In all cases, if a match is made through our services, consumers are under no obligation to work with the service professional referred by ServiceMagic. In addition, if we are unable to match a consumer with a service professional from our network, we may provide the consumer with contact information concerning service professionals outside of our network.

        In addition to our matching services, consumers may also access our online library of service-related resources, which primarily include articles about home improvement, repair and maintenance, and related tools to assist consumers with the research, planning and management of their projects, and general advice for working with service professionals.

  Marketing

        We market our services to consumers primarily through search engine marketing, as well as through affiliate agreements with third parties. Pursuant to these agreements, third parties agree to advertise and promote our services on their websites and we agree to pay them a fixed fee when visitors from their websites click through to our website (on a cost-per-click basis) or submit a valid service request through our website (on a cost-per-acquisition basis). We also market our services to consumers through the purchase of paid listings displayed in yellow page directories, portals and contextual home improvement related sites and, to a lesser extent, through traditional offline advertising. We market our services to service professionals through our sales force, which obtains information concerning service professionals through a variety of sources. We also promote online enrollment in our network through search engine marketing, relationships with trade associations and affiliate marketing relationships.

  Revenues

        Our revenues are generated from fees paid by members of our network of service professionals for consumer leads (net of amounts paid to affiliates, where applicable), regardless of whether the service professional that received the lead ultimately provides the requested service, as well as from one-time fees charged upon enrollment and activation of new service professionals in our network. Lead fees vary based upon the service requested, with fees for leads generated through our Exact Match service being greater than those for leads generated through our Market Match service.

  Competition

        We currently compete with other service-related lead generation services, primarily home service-related services, as well as with internet directories and local advertising, including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe that our ability to compete successfully will depend primarily upon the following factors:

  •
  the size, quality (as determined, in part, by reference to our pre-screening efforts and customer ratings and reviews), diversity and stability of our network of service professionals and the quality of services provided by these professionals;

  •
  our continued ability to deliver consumer leads that convert into revenues for our network of service professionals in a cost-effective manner; and

  •
  the functionality of our websites and the attractiveness of their features and our services generally to consumers and service professionals, as well as our ability to introduce new products and services that resonate with consumers and service professionals.

Media & Other Businesses

        Our Media & Other segment currently consists primarily of Shoebuy, Pronto, Connected Ventures, Evite, Gifts.com, InstantAction.com, The Daily Beast and Electus. Shoebuy, a leading internet retailer of footwear and related apparel and accessories, generally acts as an agent in connection with the purchase of merchandise through its various websites, passing purchases made by customers through its various websites on to the relevant vendors for fulfillment and shipping. Pronto owns and operates Pronto.com, a leading comparison search engine, through which consumers can search and compare prices for a wide range of merchandise offered by online retailers. In many instances, Pronto.com has entered into agreements with these merchants to prominently display their products in response to consumer searches. In exchange, these merchants agree to pay a fee when Pronto.com users click through to merchant websites.

        Gifts.com is a leading gift recommendation site, offering consumers gift ideas and interactive, personalized shopping services. Gifts.com combines editorial sourcing with its proprietary personality-based gift finder to deliver relevant and unbiased gift options to users. Evite is a free online invitation and social event planning service that also offers party ideas, planning checklists and other tools.

        Connected Ventures is a new media network and development company that operates CollegeHumor Media, a leading online entertainment company targeting a core audience of young males ages eighteen to twenty-four, Notional, a production company specializing in the creation of video content for all distribution platforms, and BustedTees.com, an online t-shirt retailer targeting the CollegeHumor Media demographic. Electus is a multimedia company that seeks to enable media content creators to engage with advertising and technology partners at the inception of the creative process and partner on the finished product across a global and multi-platform distribution model.

        InstantAction is a gaming platform that creates and distributes three-dimensional, multi-player console-like games playable online to registered users for a fee. The Daily Beast is a website dedicated to news and commentary, culture and entertainment that curates and provides existing online content and new works from its own roster of contributors to users free of charge.

        In the case of the Media & Other segment, our revenues are generated from online advertising, content production and subscriptions.

Employees

        As of December 31, 2009, IAC and its subsidiaries employed approximately 3,200 employees, most of whom were full-time employees. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.

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

        Code of Ethics.    The Company's code of ethics, as amended in April 2009, which applies to all employees, including all executive officers and senior financial officers (including IAC's CFO and Controller), and directors, is posted on the Company's website at www.iac.com/newiaccodeofethics.pdf. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for IAC's executive officers, directors or senior financial officers, will also be disclosed on IAC's website.

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

Risk Factors

Mr. Diller currently controls IAC. If Mr. Diller ceases to control IAC, Liberty Media Corporation may effectively control IAC.

        Subject to the terms of an amended and restated stockholders agreement between Mr. Diller and Liberty, Mr. Diller has an irrevocable proxy to vote shares of IAC common stock and IAC Class B common stock held by Liberty. Accordingly, as of the date of this report, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of IAC stockholders (other than with respect to the election by the holders of IAC common stock of 25% of the members of IAC's Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller's permanent departure from IAC, the irrevocable proxy terminates and, depending upon the capitalization of IAC at such time, Liberty may effectively control the voting power of the capital stock of IAC through its ownership of IAC Class B common stock.

        In addition, under an amended and restated governance agreement among IAC, Liberty and Mr. Diller, Mr. Diller generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds 4:1 over a continuous 12-month period. While Mr. Diller may not currently exercise this right, no assurances can be given that this right will not be triggered in the future, and if so, that Mr. Diller will consent to any of the limited matters at such time, in which case IAC would not be able to engage in transactions or take actions covered by this consent right.

        As a result of Mr. Diller's ownership interests and voting power (and Liberty's ownership interests and voting power), Mr. Diller currently is (and upon Mr. Diller's permanent departure from IAC in the future, Liberty may be) in a position to control or influence significant corporate actions, including without limitation, corporate transactions such as mergers, business combinations or dispositions of assets and determinations with respect to IAC's significant business direction and policies. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC, which could adversely affect the market price of IAC securities.

        Furthermore, given this concentrated control, IAC currently falls within the definition of a "Controlled Company" within the meaning of The Marketplace Rules of The Nasdaq Stock Market (the "Marketplace Rules"). As a Controlled Company, IAC is permitted, and has elected, to opt out of certain corporate governance requirements in the Marketplace Rules applicable to non-controlled companies, specifically, those that would otherwise require: (i) IAC's Board of Directors to have a majority of "independent" directors (within the meaning of the Marketplace Rules) and (ii) nominations to IAC's Board of Directors to be selected, or recommended for selection, either by a nominating committee comprised entirely of independent directors or by a majority of independent directors. Accordingly, IAC stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Marketplace Rules.

We depend on our key personnel.

        Our future success will depend upon the continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of senior management, particularly Barry Diller, the Chairman and CEO of IAC, being especially critical to our success. If Mr. Diller no longer serves in, or serves in some lesser capacity than, his current role, our business, financial condition and results of operations, as well as the market price of IAC securities, could be adversely affected. Competition for well-qualified employees across IAC and its various businesses is intense, and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly senior management, we cannot assure you that we will be able to attract new employees or retain the services of Mr. Diller, other members of senior management or any other key employees in the future. Mr. Diller does not have an employment agreement with IAC, though he owns approximately 4.3 million shares of IAC common stock, and holds unvested options to purchase approximately 1.8 million shares of IAC common stock, all of which vest in June 2010 and expire in June 2015.

We depend upon arrangements with Google and any adverse changes in this relationship could adversely affect our business, financial condition and results of operations.

        A substantial portion of our consolidated revenue is attributable to a paid listing supply agreement with Google that expires on December 31, 2012. Pursuant to this agreement, Google sells paid listings directly to advertisers, which we in turn display and syndicate in response to user search queries that contain keywords selected and purchased by advertisers through Google. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us. The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements and the efficiency of Google's system in attracting advertisers and serving up relevant paid listings in response to queries. In addition, our revenue will be impacted by the effectiveness (in terms of ultimately generating revenue for Google's advertisers) of clicks from users of our search services. If Google's performance were to deteriorate for any reason or if our traffic fails to generate revenue for Google's advertisers, revenues we receive from Google pursuant to the paid listing supply agreement would decrease, which would have an adverse effect on our business, financial condition and results of operations.

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

        Small and local businesses with which we do business are particularly sensitive to these events and trends, given that they are not as well situated to weather the current economic environment as their larger competitors, which are generally better capitalized and have greater access to credit. The continuing adverse economic conditions generally have caused, and we expect that they may continue to cause, decreases and/or delays in both advertising and consumer expenditures, as well as related decreases in queries likely to generate revenue, any of which would reduce our revenues and adversely affect our business, financial condition and results of operations.

Our success depends upon the continued growth and acceptance of online advertising, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the internet.

        Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with traditional media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures. We believe that the continued growth and acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models, the continued growth in commercial use of the internet (particularly abroad), the extent to which software programs that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, would have an adverse effect on our business, financial conditions and results of operations.

We depend, in part, upon arrangements with third parties to drive traffic to our various websites and convert visitors into users and customers.

        We engage in a variety of activities designed to attract traffic to our various websites and convert visitors into repeat users and customers. How successful we are in these efforts depends, in part, upon our continued ability to enter into arrangements with third parties to drive traffic to our various websites, as well as the continued introduction of new and enhanced products and services that resonate with users and customers generally.

        For example, in an effort to increase traffic to our destination search websites, we have entered into, and expect to continue to enter into, agreements to distribute our toolbars and search boxes to users through third parties. These agreements are generally not exclusive, are for a short term and are terminable by either party given notice. Our inability to enter into new (or renew existing) agreements to distribute our toolbars and search boxes through third parties would result in a decrease in traffic to our destination search websites, and in turn related decreases in queries and advertising revenues, which could have an adverse effect on our business, financial condition and results of operations.

        In addition, in the case of our Match business, we have entered into a number of arrangements with third parties to drive traffic to our personals websites. Pursuant to these arrangements, third parties generally promote our services on their websites and we pay a fixed fee when visitors to these websites click though to our personals websites. These arrangements are generally not exclusive, are for a short term and are terminable by either party given notice. If existing arrangements with third parties are terminated or are not renewed upon their expiration and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with third parties in response to industry trends, our business, financial condition and results of operations could be adversely affected.

        In the case of our ServiceMagic business, our ability to drive traffic depends, in part, on the nature and number of the third party service professionals who are members of our service provider network. While these professionals are required to agree that they will operate in accordance with our terms and conditions, we do not enter into long term contracts with them. In addition, a significant number of our service professionals are sole proprietorships and small businesses, which are particularly sensitive to economic downturns, constrained liquidity and decreases in consumer spending. As a result, our network of service professionals may experience turnover from time to time, which if significant or recurring over a prolonged basis, could result in a decrease in traffic to ServiceMagic.com and increased costs, all of which could adversely affect our business, financial condition and results of operations.

        Even if we succeed in driving traffic to our destination search and other websites, we may not be able to convert this traffic or otherwise retain users unless we continue to provide quality products and services that resonate with consumers. We may not be able to adapt quickly and/or in cost-effective manner to frequent changes in user and customer requirements, which can be difficult to predict, or appropriately time the introduction of enhancements and/or new products or services to the market. Our inability to provide quality products and services would adversely affect user and customer experiences, which would result in a decrease in traffic to our various websites, lower conversion rates and a related decrease in revenues, which would adversely affect our business, financial condition and results of operations.

        As discussed below, these traffic building and conversion initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new services, products and enhancements, infrastructure and other related efforts.

Marketing efforts designed to drive traffic to our various websites may not be successful or cost-effective.

        Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords), online display advertising and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective. In the case of our search engine marketing efforts, our failure to respond successfully to rapid and frequent changes in the pricing and operating dynamics of search engines could adversely affect the placement of paid listings that appear in response to keywords we purchase, as well as adversely affect the pricing of the online advertising we purchase generally, which would increase our costs.

        One of the most cost-effective efforts we employ to attract and acquire new, and retain existing, users and members is commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well in search engine results. Search engines frequently update and change the logic that determines the placement and display of results of user searches. The failure to successfully manage SEO efforts across our businesses, including the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms, search query trends and related actions by providers of search services designed to ensure the display of unique offerings in search results (which actions by search service providers may result in algorithmic listings being displayed less prominently within search engine results), could result in a substantial decrease in traffic to our various websites, which would result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which would adversely affect our business, financial condition and results of operations.

        Lastly, as discussed above, we also enter into various arrangements with third parties in an effort to increase traffic, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term.

        Any such failure to attract and acquire new, and retain existing, traffic, users and customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

We may not be able to adapt quickly enough to changing industry standards.

        The e-commerce industry is characterized by evolving industry standards, coupled with frequent and related new service and product introductions and enhancements. The development of new service and product introductions and enhancements in response to evolving industry standards requires significant time and resources and we may not be able to adapt quickly enough (and/or in a cost-effective manner) to these changes or appropriately time the introduction of new services and products to the market and our failure to do so could adversely affect our business, financial condition and results of operations.

        The continued widespread adoption of new internet or telecommunications technologies and devices or other technological changes could require us to modify or adapt our services or infrastructures and our failure to do so could render our existing websites, services and proprietary technologies obsolete, which could adversely affect our business, financial condition and results of operations. For example, user and usage volumes on mobile devices continue to increase relative to those of personal computers. The lower resolution, functionality and memory associated with mobile devices could make the use of our various services through these devices difficult. While we have developed mobile versions of certain of our services, we have limited experience with these applications and they may not be compelling to users. Furthermore, existing agreements across our business may need to be amended to cover the provision of our services on mobile devices, which the counterparties may be unwilling to do.

        Furthermore, in the case of our search services, third parties have introduced (and continue to introduce) new technologies and applications that may interfere with the ability of our users to access or utilize some of our services generally. For example, third parties have introduced technologies and applications that prevent users from downloading toolbars generally and/or have features that significantly lessen the likelihood that previously downloaded toolbars will remain in active use, such as features that interfere with the functionality of search boxes embedded within our toolbars and the maintenance of settings previously selected by consumers in connection with the downloading of our toolbars. Third parties have also introduced technologies and applications that are either not compatible with (or otherwise interfere with) the "search assistant" function embedded within our toolbars, pursuant to which our toolbars generate search results for users that receive "DNS," "404" and other errors in response to search queries entered into search boxes embedded with our toolbars or the address bar of their web browsers. These technologies and applications adversely impact our ability to generate search queries through our toolbars, which in turns adversely impacts our revenues. Our failure to successfully modify our toolbars in a cost-effective manner in response to the introduction and adoption of these new technologies and applications could adversely affect our business, financial condition and results of operations.

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

        Operating abroad, where we have limited experience, exposes us to additional risks. For example, we may experience difficulties in managing operations due to distance, language and cultural differences, including issues associated with the establishment of management systems and infrastructures and the staffing of foreign operations, as well as exchange rate fluctuations. Our success in international markets will also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms, given that we could encounter significant barriers to entry in connection with expansion efforts outside of these arrangements.

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

        Any failure on our part to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. In addition, if the laws to which we are currently subject are amended or interpreted adversely to our interests, or if new adverse laws are adopted, our products and services might need to be modified to comply with such laws, which would increase our costs and could result in decreased demand for our products and services to the extent that we pass on such costs to consumers. As a result, any changes of this nature could adversely affect our business, financial condition and results of operations.

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

        We receive, transmit and store a large volume of personally identifiable information and other user data in connection with the processing of search queries and consumer transactions. The sharing, use, disclosure and protection of this information are governed by the respective privacy and data security policies maintained by our various businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

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

        We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success. For example, the businesses within our principal reporting segments, our Search, Match and ServiceMagic reporting segments, rely heavily upon their trademarks (primarily Ask.com, FunWebProducts, Match.com and ServiceMagic.com and related domain names and logos), through which they market their services and seek to build and maintain brand loyalty and recognition. So long as these businesses continue to use these trademarks to identify their products and services and renew related trademarks upon their expiration, they will continue to have related trademark protections indefinitely under current trademark laws, rules and regulations.

        The businesses within our Search segment also rely heavily upon trade secrets, primarily search algorithms through which organic search results are generated. To a lesser extent, these businesses also rely upon patented and patent-pending proprietary technologies and processes, primarily those relating to search-related products and services, with expiration dates for patented technologies ranging from 2017 to 2027, and copyrighted material, primarily emoticons, characters and other content that is incorporated into, and used in connection with the marketing of, downloadable toolbars generally.

        Our Match segment also relies upon patent-pending proprietary technologies relating to matching process systems and related features, products and services. Our ServiceMagic segment also relies heavily upon trade secrets, primarily the matching algorithm through which members of its network of local service professionals are matched with consumers, as well as related patented proprietary technologies that expire in 2020.

        We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available.

        We also generally seek to apply for patents or for other similar statutory protections as and if we deem appropriate, based on then current facts and circumstances, and will continue to do so in the future. No assurances can be given that any patent application we have filed will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors and similar technologies. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents we own.

        Despite these precautions, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use our intellectual property without authorization. The occurrence of any of these events could result in the erosion of our brand names and limitations on our ability to control marketing on or through the internet using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial conditions and results of operations.

        From time to time, we have been subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Our success depends, in part, on the integrity of our systems and infrastructure. System interruption and the lack of integration and redundancy in our information systems may affect our businesses.

        To succeed, our systems and infrastructure must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or prevent us from providing services, which could adversely affect our business. Moreover, as traffic to our various websites and the related number of users and customers increase and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructure and technologies generally to facilitate this growth. If we do not do so or if we experience inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business may not be able to access our services on an intermittent or prolonged basis and the quality of the user/customer experience could be adversely affected. Moreover, even if we do not encounter any inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business may not make the changes to their systems, infrastructure and technology needed in order to access our services on a timely basis, if at all. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

        We also rely on third party computer systems, data centers, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate and process certain transactions with customers. Any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide services and/or process certain transactions with customers. Furthermore, data security breaches (as a result of the actions of hackers or otherwise), fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and other similar events or disruptions may damage or interrupt computer, data, broadband or other communications systems at any time. Any event of this nature could cause system interruption, delays and loss of critical data, and could prevent us from providing services to users and customers. While we have backup systems for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

        In particular, our destination search websites may be adversely affected by fraudulent, surreptitious or other unwanted computer programs, applications and activity that make changes to users' computers and interfere with overall experience of our services, such as by hijacking queries to these websites or altering or replacing search results generated. This type of interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with us. These disruptive programs and applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent efforts to block or remove them. In addition, downloadable toolbars through which we provide search services are also subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in users' computer or in our systems and networks. No assurances can be given that our efforts to combat these malicious applications will be successful and/or that our products and services will not have (or will not be perceived to have) vulnerabilities in this regard.

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

        All of IAC's leases are at prevailing market rates. IAC believes that the duration of each lease is adequate. IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases for its principal properties. IAC's approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and certain other IAC businesses.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of any of the Company's security holders during the fourth quarter of 2009.

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

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$20.97	$18.70
Third Quarter	21.28	15.58
Second Quarter	17.15	14.85
First Quarter	16.52	13.23
Year Ended December 31, 2008
Fourth Quarter	$18.07	$13.27
Third Quarter	17.91	14.71
Second Quarter	21.09	16.32
First Quarter	23.28	16.58

        As of February 5, 2010, there were approximately 2,100 holders of record of the Company's common stock and the closing price of IAC common stock was $21.17. Because many of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders.

        As of February 5, 2010, there was one holder of record of the Company's Class B common stock. IAC has paid no cash dividends on its common stock or Class B common stock to date and does not anticipate paying cash dividends on its common stock or Class B common stock in the immediate future.

        During the quarter ended December 31, 2009, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2009	657,232	$19.01	657,232	20,871,808
November 2009	5,539,844	19.50	5,539,844	15,331,964
December 2009	5,031,525	19.31	5,031,525	10,300,439

Total	11,228,601	$19.38	11,228,601	10,300,439	(3)

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to repurchase authorizations previously announced in October 2006 and/or July 2009.

(3)
Represents the total number of shares of common stock that remained available for repurchase (as adjusted to give effect to the reverse stock split effected after the close of trading on August 20, 2008) as of December 31, 2009 pursuant to the July 2009 repurchase authorization. At February 5, 2010, IAC had approximately 5.8 million shares remaining pursuant to the July 2009 repurchase authorization.

On February 26, 2010, IAC's Board of Directors authorized the repurchase of up to 20 million shares of IAC common stock. This authorization is in addition to the 5.8 million shares remaining under the July 2009 repurchase authorization at February 5, 2010.

IAC may purchase shares pursuant to these repurchase authorizations over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data

        The following table presents selected historical financial data of IAC for each of the years in the five-year period ended December 31, 2009. This data was derived from IAC's consolidated financial statements and reflects the operations and financial position of IAC at the dates and for the periods indicated. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes of IAC included herein.

	Year Ended December 31,
	2009(1)	2008(2)(3)(4)	2007(5)	2006(6)	2005(7)(8)(9)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,375,788	$1,445,095	$1,332,582	$1,000,593	$523,493
Operating loss	(1,058,506)	(61,961)	(78,504)	(111,306)	(152,609)
(Loss) earnings from continuing operations	(969,016)	131,180	(6,411)	(27,399)	298,100
(Loss) earnings from discontinued operations, net of tax	(10,896)	(293,230)	(139,672)	213,697	571,967
(Loss) earnings attributable to IAC shareholders before preferred dividends	(978,822)	(156,201)	(144,069)	187,065	869,683
Net (loss) earnings attributable to IAC shareholders	(978,822)	(156,201)	(144,069)	187,065	861,745
Basic (loss) earnings per common share from continuing operations attributable to IAC shareholders(10)	(6.98)	0.98	(0.03)	(0.17)	1.76
Diluted (loss) earnings per common share from continuing operations attributable to IAC shareholders(10)	(6.98)	0.95	(0.03)	(0.17)	1.65
Basic (loss) earnings per common share attributable to IAC shareholders(10)	(7.06)	(1.12)	(1.01)	1.23	5.23
Diluted (loss) earnings per common share attributable to IAC shareholders(10)	(7.06)	(1.08)	(1.01)	1.23	4.81
Balance Sheet Data (end of period):
Working capital	$1,709,772	$1,904,928	$1,692,004	$1,840,388	$2,384,366
Total assets	4,015,889	5,251,320	12,590,802	13,243,156	13,938,102
Long-term obligations, net of current maturities	95,844	95,844	834,542	837,048	929,654
Redeemable noncontrolling interests	28,180	22,771	32,880	24,212	1,706
Shareholders' equity	3,127,826	4,427,536	8,583,662	8,739,474	9,206,879

(1)
Net (loss) earnings attributable to IAC shareholders includes an after-tax impairment charge of $991.9 million related to the goodwill and intangible assets of IAC Search & Media (formerly Ask Jeeves, Inc.) which comprises our Search properties, excluding Citysearch, and an after-tax write-down of $37.7 million related to the contingent value right received by the Company as part of the consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"). Partially offsetting these write-downs are after-tax gains of $77.7 million and $23.7 million associated with the Company's sale of Match Europe and the sale of 2.0 million shares of OpenTable, Inc., respectively.

(2)
On August 20, 2008, the Company completed the spin-off of HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com") (collectively the "Spin-Off") into separate independent publicly traded companies. The results of HSNi, ILG, Ticketmaster and Tree.com have been presented as discontinued operations for 2008 and all prior periods.

(3)
(Loss) earnings from discontinued operations, net of tax, includes after-tax impairment charges of $262.1 million and $148.9 million related to the write-down of HSNi's and Tree.com's goodwill and intangible assets, respectively, and an after-tax gain of $22.3 million related to the sale of Entertainment Publications, Inc. ("EPI"), IAC's former Entertainment segment. The results of EPI have been presented as discontinued operations for 2008 and all prior periods.

(4)
Net (loss) earnings attributable to IAC shareholders includes after-tax gains of $242.5 million and $18.3 million associated with the Company's sale of its investment in Jupiter Shop Channel Co., Ltd. and its preferred investment in Points International, Ltd. Partially offsetting these gains is an after-tax write-down of $119.0 million related to the Company's investment portfolio, an after-tax loss of $38.3 million arising from the extinguishment of a significant portion of the 7% Senior Notes due 2013 and after-tax Spin-Off expenses of $35.2 million.

(5)
(Loss) earnings from discontinued operations, net of tax, includes after-tax impairment charges of $452.1 million and $44.7 million related to the write-down of Tree.com's and EPI's goodwill and intangible assets, respectively, and an after-tax gain of $31.1 million related to the sale HSE, IAC's former Retailing International segment. The results of HSE have been presented as discontinued operations for 2007 and all prior periods.

(6)
(Loss) earnings from discontinued operations, net of tax, includes an after-tax impairment charge of $167.9 million related to the write-down of EPI's goodwill and intangible assets and an after-tax gain of $9.6 million related to the sale of PRC, IAC's former Teleservices segment. The results of PRC have been presented as discontinued operations for 2006 and all prior periods.

(7)
On August 9, 2005, the Company completed the spin-off of Expedia into a separate independent publicly traded company. The results of Expedia have been presented as discontinued operations for 2005.

(8)
Includes the results of IAC Search & Media since its acquisition by IAC on July 19, 2005.

(9)
Net (loss) earnings attributable to IAC shareholders includes an after-tax gain of $322.1 million related to the sale of IAC's common and preferred interests in Vivendi Universal Entertainment, LLLP ("VUE") to NBC Universal, an after-tax gain of $70.2 million related to the sale of EUVÍA and an after-tax charge of $49.0 million ($41.8 million in continuing operations and $7.2 million in discontinued operations) in non-cash compensation expense related to the treatment of vested stock options in connection with the Expedia spin-off. Net (loss) earnings attributable to IAC shareholders also includes an after-tax reduction in non-cash compensation expense of $1.7 million included in earnings from continuing operations and $23.7 million included in discontinued operations related to the cumulative effect of a change in IAC's estimate related to the number of stock-based awards that were expected to vest.

(10)
On August 20, 2008, IAC effected a one-for-two reverse stock split of its common stock and its Class B common stock. Accordingly, all prior period earnings (loss) per common share data and shares outstanding have been adjusted to reflect the one-for-two-reverse stock split.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        IAC is a leading internet company with more than 50 brands serving consumer audiences across more than 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Search segment; its Match and ServiceMagic segments; the businesses comprising its Media & Other segment; and certain investments in unconsolidated affiliates.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

Results

        Set forth below are the contributions made by our various segments and corporate expenses to consolidated revenue, operating (loss) income and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands).

	Years Ended December 31,*
	2009	Growth	2008	Growth	2007
Revenue:
Search	$688,163	(10)%	$765,526	3%	$745,996
Match	342,598	(6)%	365,505	5%	348,733
ServiceMagic	155,813	26%	123,914	33%	93,385
Media & Other	197,842	(9)%	216,444	32%	164,068
Inter-segment elimination	(8,628)	67%	(26,294)	(34)%	(19,600)

Total	$1,375,788	(5)%	$1,445,095	8%	$1,332,582

	Years Ended December 31,*
	2009	Growth	2008	Growth	2007
Operating (Loss) Income:
Search	$(990,119)	NM	$97,456	260%	$27,100
Match	84,655	12%	75,490	15%	65,780
ServiceMagic	13,383	(44)%	23,983	36%	17,587
Media & Other	(32,522)	38%	(52,678)	(184)%	(18,545)
Corporate	(133,903)	35%	(206,212)	(21)%	(170,426)

Total	$(1,058,506)	(1,608)%	$(61,961)	21%	$(78,504)

	Years Ended December 31,*
	2009	Growth	2008	Growth	2007
Operating Income Before Amortization:
Search	$81,727	(40)%	$136,311	60%	$85,388
Match	94,124	3%	91,266	16%	78,367
ServiceMagic	21,286	(19)%	26,244	26%	20,764
Media & Other	(28,659)	11%	(32,201)	(531)%	(5,103)
Corporate	(65,635)	46%	(121,522)	(23)%	(98,932)

Total	$102,843	3%	$100,098	24%	$80,484

*
Beginning with the fourth quarter of 2009, the Company renamed and realigned its reportable segments. The Media & Advertising segment has been renamed "Search" and the Emerging Businesses segment has been renamed "Media & Other". Further, Evite has been moved from the Search segment (formerly Media & Advertising) to the Media & Other segment (formerly Emerging Businesses). Certain prior year amounts have been reclassified to conform to the current year presentation.

        Refer to Note 14 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to operating (loss) income.

Sources of Revenue

        For the years ended December 31, 2009, 2008 and 2007, Search was our largest revenue contributor. Our Search businesses offer information and services via the internet and are compensated directly and indirectly by advertisers generally based on performance and volume related measures. Our Match business offers subscription membership services and our ServiceMagic business is generally compensated on a fee basis by home service providers who participate in our services.

Strategic Partnerships, Advertiser Relationships and Online Advertising Spend

        We market and offer our products and services directly to consumers through branded websites and membership programs, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses.

        We pay traffic acquisition costs which consist of revenue share payments to third parties that have distributed our toolbars and/or integrated paid listings into their websites and similar arrangements with third parties who direct traffic to our websites. We also pay to market and distribute our services on third party distribution channels, such as internet portals and search engines. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, that compete with those we offer.

        The cost of acquiring new consumers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases.

        Our various businesses provide supplier partners with important customer acquisition channels and we believe that the ability of our supplier partners to reach a large qualified audience through our services is a significant benefit. While we aim to build and maintain strong relationships with our supplier partners, we may not succeed in these efforts and there is always the risk that certain supplier partners may not make their products and services available to us in the future, including advertisers on the businesses within Search.

        The substantial majority of the paid listings on our search properties is provided by Google Inc. ("Google") pursuant to a paid listing supply agreement which expires on December 31, 2012. For the years ended December 31, 2009, 2008 and 2007, revenue earned from Google was $564.8 million, $610.8 million and $568.1 million, respectively. Principally all of this revenue is earned by IAC Search & Media (formerly, Ask Jeeves, Inc.), which comprises our Search properties, excluding Citysearch.

International Operations

        We continue to seek to expand the presence of certain of our brands and businesses abroad, primarily in Europe and Latin America, given the large consumer marketplace for the services and goods that our brands and businesses offer. We believe foreign markets generally exhibit similar characteristics of the U.S. in regards to customer acceptance of an online marketplace. As a percentage of total IAC revenue (which excludes revenue related to discontinued operations), international operations represented approximately 15%, 19% and 15% in 2009, 2008 and 2007, respectively. International revenue decreased in 2009 from 2008 due to the sale of Match Europe to Meetic S.A. ("Meetic"), an online dating company based in France, on June 5, 2009.

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

IAC Consolidated Results

Revenue

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Revenue	$1,375,788	(5)%	$1,445,095	8%	$1,332,582

        Revenue in 2009 decreased 5% or $69.3 million from 2008 primarily as a result of revenue decreases of $77.4 million from Search and $22.9 million from Match, partially offset by an increase of $31.9 million from ServiceMagic. The decrease from Search was driven by a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. Partially offsetting this decline is the continued growth in partners and queries at the Ask toolbar business and the favorable impact in 2009 from the acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008. The decrease in revenue at Match was driven by the sale of Match Europe to Meetic on June 5, 2009, partially offset by the favorable impact from the acquisition of PeopleMedia on July 13, 2009 and solid growth in the U.S. business. The increase in revenue from ServiceMagic was primarily due to a more active service provider network resulting in a 25% increase in the number of times service requests are accepted by a service professional and a shift in the mix of requests to higher value service requests driven, in part, by increased marketing efforts.

        Revenue in 2008 increased 8% or $112.5 million from 2007 primarily as a result of revenue increases of $52.4 million from Media & Other, $30.5 million from ServiceMagic, $19.5 million from Search and $16.8 million from Match. The contribution from Media & Other was driven primarily by strong revenue growth at Pronto and Shoebuy. The increase at ServiceMagic reflected a more active service provider network resulting in a 29% increase in the number of times service requests are accepted by a service professional driven by increased marketing efforts throughout the year. Also contributing to the increased revenue was strong growth from proprietary search properties at Search. Revenue per query on proprietary search properties grew primarily from improved economics associated with the renewed paid listing supply agreement with Google. Partially offsetting this increase in proprietary revenue was a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. The increase at Match was driven by a 5% increase in worldwide subscribers and a 3% increase in average revenue per subscriber.

Cost of Revenue

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Cost of revenue	$449,790	(6)%	$477,390	(9)%	$521,744
As a percentage of total revenue	33%	(34) bp	33%	(612) bp	39%

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

        Cost of revenue in 2009 decreased $27.6 million from 2008 primarily due to decreases of $20.7 million from Match and $6.0 million from Media & Other. The decrease in cost of revenue from Match was primarily due to a decrease of $20.0 million in traffic acquisition costs resulting principally from the sale of Match Europe to Meetic and the impact of more favorable economic terms under agreements with certain distribution partners. Cost of revenue from Media & Other decreased primarily due to the absence of ReserveAmerica in the current year period following its sale on January 31, 2009, partially offset by continued investment in InstantAction.com and The Daily Beast, as well as an increase of $3.0 million in the cost of products sold at Shoebuy due to increased sales.

        Cost of revenue in 2008 decreased $44.4 million from 2007 primarily due to decreases of $51.3 million from Search and $14.6 million from Match, partially offset by an increase of $21.6 million from Media & Other. The decrease in cost of revenue was primarily due to decreases of $45.4 million and $16.1 million in traffic acquisition costs from Search and Match, respectively. Overall traffic acquisition costs from Search during the year decreased as a direct result of a decrease in network revenue, partially offset by growth in distribution revenue included as a component of proprietary revenue at IAC Search & Media. As a percentage of revenue, traffic acquisition costs associated with network revenue generated from integrated paid listings are lower than traffic acquisition costs associated with distribution revenue generated from partners who redirect traffic to the Ask.com landing page. The decrease in traffic acquisition costs from Match was due primarily to improved economics from agreements with certain domestic distribution partners. Partially offsetting these decreases was an increase in cost of revenue from Media & Other primarily due to an increase of $7.8 million in cost of products sold and $3.2 million in shipping and handling costs at Shoebuy due to increased sales. Cost of revenue from Media & Other was also impacted by the write-off of capitalized software, including game development costs, at InstantAction.com, increased costs at Gifts.com and costs incurred by various early stage businesses not in the year ago period.

Selling and marketing expense

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense	$474,639	3%	$459,021	13%	$405,891
As a percentage of total revenue	34%	274 bp	32%	131 bp	30%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales functions, marketing and promotion. Advertising and promotional expenditures include online marketing, including fees paid to search engines and third parties that distribute our toolbars, and offline marketing, including television, radio and print advertising.

        Selling and marketing expense in 2009 increased $15.6 million from 2008 primarily due to an increase of $25.1 million from ServiceMagic, partially offset by a decrease of $10.2 million from Match. The increase in selling and marketing expense from ServiceMagic is primarily due to an increase of $19.8 million in advertising and promotional expenditures associated with online marketing and an increase in compensation and other employee-related costs, due in part, to the continued expansion of its sales force. The growth in service requests during the year from paid channels outpaced the growth in free requests as a result of the increase in online marketing. Partially offsetting these increases in selling and marketing expense is lower advertising and promotional expenditures of $7.8 million from Match. This decrease is due primarily to the sale of Match Europe to Meetic, partially offset by an increase in online marketing.

        Selling and marketing expense in 2008 increased $53.1 million from 2007 primarily due to increases of $25.4 million from Media & Other, $20.5 million from ServiceMagic and $12.9 million from Match. The increase in selling and marketing expense from Media & Other is primarily due to an increase of $20.3 million in online marketing from Pronto. Selling and marketing expense from ServiceMagic increased primarily due to an increase of $15.6 million in advertising and promotional expenditures, as it continued to focus its spend on driving higher margin home repair and improvement requests. Also contributing to the increase in selling and marketing expense at ServiceMagic is an increase of $4.9 million in compensation and other employee-related costs primarily associated with the expansion of its sales force due in part to the opening of a new call center in Kansas City in the second quarter of 2007. Selling and marketing expense from Match increased primarily due to an increase of $11.7 million in advertising and promotional expenditures, including those associated with television advertising and online marketing related to Chemistry.com and various international marketing campaigns.

General and administrative expense

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense	$289,462	(18)%	$352,538	27%	$276,942
As a percentage of total revenue	21%	(336) bp	24%	361 bp	21%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management functions, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2009 decreased $63.1 million from 2008 primarily due to a decrease of $66.1 million from corporate. The decrease from corporate is principally due to the inclusion in the prior year period of $42.0 million in expenses related to the spin-off of HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com") (collectively the "Spin-Off"), as well as a decrease in the current year period in compensation and other employee-related costs, including stock-based compensation. The decrease in compensation and other employee-related costs is due in part to a decrease of $16.4 million in non-cash compensation expense as the prior year period included the impact of the acceleration and modification of certain equity awards associated with the Spin-Off.

        As of December 31, 2009, there was $137.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

        General and administrative expense in 2008 increased $75.6 million from 2007 primarily due to increases of $39.5 million from corporate and $25.4 million from Media & Other. The increase from corporate is principally due to an increase of $37.9 million in expenses related to the Spin-Off and an increase of $13.8 million in non-cash compensation expense, partially offset by a decrease of $5.8 million in professional fees, excluding Spin-Off related expenses noted above, a reduction of $3.7 million in insurance reserves due to favorable loss experience and a decrease of $3.5 million in rent expense. The increase in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off. General and administrative expense from Media & Other increased primarily due to the inclusion in the prior year of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture as well as increased operating expenses associated with Connected Ventures, InstantAction.com, RushmoreDrive.com and various early stage businesses not in the year ago period.

Product development expense

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Product development expense	$64,307	(10)%	$71,536	17%	$61,245
As a percentage of total revenue	5%	(28) bp	5%	35 bp	5%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2009 decreased $7.2 million from 2008 primarily due to a decrease of $5.1 million in compensation and other employee-related costs from Search which is due in part to a decrease of 7% in average headcount at IAC Search & Media. Also contributing to the decrease in product development expense is an increase in costs being capitalized in the current year period related to the development and enhancement of IAC Search & Media's product offerings and related technology.

        Product development expense in 2008 increased $10.3 million from 2007, primarily due to increases of $5.7 million and $4.5 million in compensation and other employee-related costs from Search and Match, respectively. The increases from Search and Match are due in part to an approximate 8% and 30% increase in average headcount, respectively, as they continued to upgrade and enhance their technology and products.

Depreciation

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Depreciation	$64,633	(9)%	$71,051	19%	$59,861
As a percentage of total revenue	5%	(22) bp	5%	42 bp	4%

        Depreciation in 2009 decreased $6.4 million from 2008 primarily due to certain fixed assets becoming fully depreciated, partially offset by the incremental depreciation associated with capital expenditures made during 2009 and 2008.

        Depreciation in 2008 increased $11.2 million from 2007 primarily due to the incremental depreciation associated with capital expenditures made during 2007 and 2008 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization	$102,843	3%	$100,098	24%	$80,484
As a percentage of total revenue	7%	55 bp	7%	89 bp	6%

        Operating Income Before Amortization in 2009 increased $2.7 million from 2008 primarily due to a decrease of $55.9 million in corporate expenses due in part to the inclusion in the prior year period of $42.0 million in expenses related to the Spin-Off and a decrease in compensation and other-employee related costs. Partially offsetting these increases in Operating Income Before Amortization is a decrease of $54.6 million from Search resulting primarily from lower overall revenue and higher traffic acquisition costs as a percentage of revenue.

        Operating Income Before Amortization in 2008 increased $19.6 million from 2007 primarily due to growth of $50.9 million, $12.9 million and $5.5 million from Search, Match and ServiceMagic, respectively. These increases in Operating Income Before Amortization were partially offset by decreases of $27.1 million from Media & Other and $22.6 million from corporate. Contributing favorably to Operating Income Before Amortization is the impact of higher revenue and lower traffic acquisition costs from Search. Partially offsetting the increases in Operating Income Before Amortization at certain segments is the favorable impact in the prior year of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture within Media & Other, as well as increased operating expenses associated with various early stage businesses not in the year ago period, InstantAction.com, RushmoreDrive.com and Connected Ventures. Operating Income Before Amortization was further impacted by an increase of $37.9 million in expenses related to the Spin-Off, partially offset by lower non-Spin-Off related professional fees, a reduction in insurance reserves due to favorable loss experience and a decrease in rent expense from corporate.

Operating loss

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Operating loss	$(1,058,506)	(1,608)%	$(61,961)	21%	$(78,504)
As a percentage of total revenue	(77)%	(7,265) bp	(4)%	160 bp	(6)%

        In connection with the Company's annual impairment assessment, in the fourth quarter of 2009, the Company identified and recorded impairment charges at the Search segment related to the write-down of the goodwill and intangible assets of IAC Search & Media of $916.9 million and $128.3 million, respectively. The impairments reflect lower growth projections for revenue and profits at IAC Search & Media in future years that reflect the Company's consideration of industry growth rates, competitive dynamics and IAC Search & Media's current operating strategies and the impact of these factors on the fair value of IAC Search & Media and its goodwill and intangible assets. In the fourth quarter of 2008, the Company identified and recorded impairment charges related to the write-down of the goodwill and indefinite-lived intangible assets of Connected Ventures, which is included in the Media & Other segment, of $11.6 million and $3.4 million, respectively, and the indefinite-lived intangible assets of the Search segment of $9.2 million. The impairment at Connected Ventures resulted from the Company's assessment of its future profitability. The impairment at the Search segment primarily resulted from the decline in revenue and profitability at IAC Search & Media's Excite, iWon and MyWay portals businesses. The intangible asset impairment charges are included in amortization of intangibles in the accompanying consolidated statement of operations. The intangible asset impairment charges were determined by comparing the fair values of the respective reporting unit's intangible assets with the carrying values. The goodwill impairment charges were determined by comparing the implied fair value of the respective reporting unit's goodwill with the carrying value. Fair values were determined using discounted cash flow analyses.

        Operating loss in 2009 increased $996.5 million from 2008 primarily due to the impairment charges described above. Partially offsetting this increase in operating loss is an increase of $2.7 million in Operating Income Before Amortization described above and the decreases of $16.7 million in non-cash compensation expense, $4.1 million in amortization of non-cash marketing and $1.9 million in amortization of intangibles, exclusive of the impairment charges noted above. The decrease in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off in the prior year period. The amortization of non-cash marketing referred to in this report consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

        Operating loss in 2008 decreased $16.5 million from 2007 primarily due to the increase of $19.6 million in Operating Income Before Amortization described above and a decrease of $29.7 million in amortization of non-cash marketing, partially offset by the impairment charges noted above and an increase of $13.0 million in non-cash compensation expense. The decrease in amortization of non-cash marketing is attributable to IAC Search & Media and Shoebuy. The increase in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off.

Other income (expense)

	Years Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Other income (expense):
Interest income	$10,218	(59)%	$24,759	(58)%	$58,931
Interest expense	(5,823)	(82)%	(32,364)	(45)%	(59,054)
Equity in (losses) income of unconsolidated affiliates	(14,014)	NM	16,640	(26)%	22,352
Gain on sale of long-term investments	28,835	(92)%	381,099	2,186%	16,669
Other income (expense)	71,759	NM	(234,690)	NM	35,516

        Interest income in 2009 decreased $14.5 million from 2008 primarily due to the impact of lower average interest rates resulting, in part, from a reallocation of investments during the second half of 2008 into lower risk and yielding treasury and government agency funds, partially offset by higher average investment balances throughout the year. Interest expense in 2009 decreased $26.5 million from 2008 as the average amount of debt outstanding during the year decreased due to the extinguishment of $734.2 million of the Company's 7% Senior Notes due 2013 (the "Senior Notes") as described below. The remaining outstanding principal of the Senior Notes at December 31, 2009 is $15.8 million.

        Equity in (losses) income of unconsolidated affiliates in 2009 decreased $30.7 million from 2008 primarily due to the inclusion in the prior year period of $29.8 million related to the equity in earnings of our former investment in Jupiter Shop Channel Co., Ltd. ("Jupiter Shop"), a Japanese TV shopping company, and a loss of $5.5 million from the Company's investment in Meetic, which is not in the year ago period. The loss from the investment in Meetic is primarily due to the write-off of Meetic's deferred revenue and the amortization of intangibles, required by purchase accounting rules. Equity in (losses) income of unconsolidated affiliates was further impacted by a $5.5 million impairment charge in 2008 described below.

        Gain on sale of long-term investments in 2009 of $28.8 million principally represents a gain of $39.6 million related to the Company's sale of 2.0 million shares of OpenTable, Inc. ("OpenTable"). Partially offsetting this gain is a loss of $12.3 million related to the Company's sale of 5.5 million shares of Arcandor AG ("ARO") stock. As part of the consideration for the sale of Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE") in June 2007, the Company received 5.5 million shares of ARO stock plus additional consideration in the form of a contingent value right ("CVR").

        Other income in 2009 of $71.8 million is principally due to a $132.2 million gain related to the sale of Match Europe to Meetic. On June 5, 2009, Match completed the sale of its European operations to Meetic. In exchange for its European operations, Match received a 27% stake in Meetic, plus a promissory note valued at $6.2 million. The promissory note was subsequently paid in the fourth quarter of 2009. Partially offsetting the increase in other income in 2009 are charges of $58.1 million and $4.6 million related to the write-down of the CVR and the impairment of the Company's shares of ARO stock, respectively. ARO filed for insolvency on June 9, 2009. The write-down related to the CVR was based upon the Company's assessment of the value that it expects to recover from the insolvency proceedings. The impairment charge related to the ARO stock was based on the Company's conclusion that the decline in ARO's stock price was other-than-temporary, due in part, to ARO's insolvency filing.

        Interest income in 2008 decreased $34.2 million from 2007 primarily due to lower average cash and marketable securities balances in 2008, as well as the impact of lower average interest rates due, in part, to a reallocation of investments during the second half of the year into lower risk and yielding treasury and government agency funds. Interest expense in 2008 decreased $26.7 million from 2007 as the amount of outstanding debt decreased year over year due to the extinguishment of $734.2 million of Senior Notes.

        Equity in income of unconsolidated affiliates in 2008 decreased $5.7 million from 2007 primarily due to a $5.5 million impairment charge to write-down an equity method investment to its fair value. The decline in value was determined to be other-than-temporary due to the equity method investee's operating losses, negative operating cash flows and the resulting need for changes to the investee's existing business model. The resulting valuation of the investee also reflected the assessment of market conditions and the investee's ability to successfully restructure. Equity in income of unconsolidated affiliates was further impacted by increased losses associated with various Company investments, including those not in the year ago period, partially offset by higher earnings from its investment in Jupiter Shop.

        Gain on sale of long-term investments in 2008 represents a gain of $352.0 million on the sale of the Company's investment in Jupiter Shop and a gain of $29.1 million associated with the sale of the Company's preferred investment in Points International, Ltd. ("Points"). On December 8, 2008 the Company sold its 30% equity stake in Jupiter Shop for $493.3 million.

        Other expense in 2008 of $234.7 million is primarily due to the impairment charges of $166.7 million and $13.3 million related to the Company's investment in ARO, and certain other investments, respectively. At December 31, 2008, the Company's investment in ARO totaled €16.9 million or $23.8 million. The impairment charge resulted from the Company's conclusion that the decline in the value of the investment in ARO was other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price.

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

        Other income in 2007 of $35.5 million was primarily due to gains of $24.1 million and $5.2 million associated with the CVR and the derivatives created in the Expedia spin-off, respectively. Other income also included a gain of $3.1 million on the sale of fixed assets in 2007.

Income tax provision

        In 2009, the Company recorded an income tax provision for continuing operations of $1.5 million, despite losses from continuing operations. The tax provision is due to non-deductible impairment charges related to IAC Search & Media. In 2008, the Company recorded an income tax benefit for continuing operations of $37.7 million, despite income from continuing operations. The tax benefit is due to a net reduction in deferred tax liabilities caused by the Spin-Off, foreign tax credits generated by the sale of Jupiter Shop, foreign income taxed at lower rates, and state tax benefits, partially offset by changes in tax reserves, non-deductible costs related to the Spin-Off, and an increase in valuation allowances on deferred tax assets related to other-than-temporary losses related to certain investments. In 2007, the Company recorded an income tax provision for continuing operations of $2.3 million, despite a loss from continuing operations. The tax provision includes interest on tax contingencies, partially offset by benefits from foreign tax credits associated with foreign equity investments, tax exempt income, federal tax credits for increasing research activities and non-taxable gains on derivatives.

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

        At December 31, 2009 and 2008, the Company had unrecognized tax benefits of $394.3 million and $372.6 million, respectively. Unrecognized tax benefits for December 31, 2009 increased by $21.7 million due principally to a net increase in state and local tax reserves, offset by the reversal of deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax expense from continuing operations and discontinued operations for the year ended December 31, 2009 is an $8.3 million expense and a $3.7 million expense, net of related deferred taxes of $5.5 million and $2.5 million, respectively, for interest on unrecognized tax benefits. At December 31, 2009 and 2008, the Company has accrued $68.7 million and $49.7 million, respectively, for the payment of interest. Included in the income tax expense from continuing operations and discontinued operations for the year ended December 31, 2009 is a $3.1 million expense and a $1.3 million expense, respectively, for penalties on unrecognized tax benefits. At December 31, 2009 and 2008, the Company has accrued $5.0 million and $0.6 million, respectively, for penalties.

        The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2010. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2002. These examinations are expected to be completed in 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $16.5 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

        On February 1, 2010, President Obama released his administration's updated proposals to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries. Many details of the proposal remain unknown and any legislation enacting such modifications would require Congressional approval; however, changes to these rules could impact the Company's effective tax rate. The Company will continue to monitor the progress of the proposals to determine the impact, if any, to the Company's consolidated financial position, results of operations and cash flows.

Discontinued operations

        Discontinued operations in the accompanying consolidated statement of operations include HSNi, ILG, Ticketmaster and Tree.com through August 20, 2008, Entertainment Publications, Inc. ("EPI") through May 30, 2008, HSE through June 19, 2007.

        Results from these discontinued operations, net of tax, in 2009, 2008 and 2007 were losses of $10.9 million, $316.5 million and $173.2 million, respectively. The 2009 amount is principally due to tax return to provision adjustments related to the spun-off entities and interest on tax contingencies. The 2008 amount is principally due to the losses of HSNi, Tree.com and EPI, which include pre-tax impairment charges related to goodwill and indefinite-lived intangible assets of $221.5 million and $78.5 million, respectively, for HSNi and $132.5 million and $33.4 million, respectively, for Tree.com. The losses from HSNi, Tree.com and EPI were partially offset by income of Ticketmaster and ILG. The 2007 amount is principally due to the losses of Tree.com and EPI, which include pre-tax impairment charges related to goodwill and intangible assets for Tree.com of $459.5 million and $16.2 million, respectively, and $48.3 million and $8.9 million, respectively, for EPI. The losses from Tree.com and EPI were partially offset by income of Ticketmaster, HSNi and ILG.

        Additionally, the Company recognized after-tax gains in 2008 and 2007 of $22.3 million and $31.1 million on the sales of EPI in 2008 and HSE in 2007, respectively.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

Search

        Our Search segment consists primarily of Ask.com and other destination search websites through which we provide search and related advertising services, and toolbars and applications through which we promote and distribute these services, as well as Citysearch, a leading online local city guide.

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Revenue declined 10% to $688.2 million, primarily due to a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. The impact of this discontinuation was fully anniversaried during the second quarter of 2009. Revenue declines also reflect a decrease in revenue per query at Ask.com resulting from fewer clicks per visit as users find what they are searching for sooner due to the site's improved user experience resulting from its relaunch in October 2008. Offsetting these decreases was the continued growth in partners and queries at the Ask toolbar business and the favorable impact to revenue of $9.4 million related to the acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008. Citysearch's revenue decline reflects a difficult display advertising environment and transitional issues related to the relaunch of the site and the integration of a new ad serving platform.

        Operating Income Before Amortization decreased 40% to $81.7 million, primarily due to the lower revenue noted above and an increase of $2.9 million in selling and marketing expense, partially offset by decreases of $7.9 million in traffic acquisition costs and $6.3 million in product development expense. The increase in selling and marketing expense is primarily due to an increase of $4.6 million in advertising and promotional expenditures, including those associated with the NASCAR partnership and an ad campaign to rebrand the Ask.co.UK website. Overall traffic acquisition costs during the period decreased as a direct result of a sharp decline in network revenue at IAC Search & Media; however, traffic acquisition costs as a percentage of revenue increased. The decrease in product development expense is primarily due to a decrease of $5.1 million in compensation and other employee-related costs due, in part, to an approximate 7% reduction in average headcount at IAC Search & Media and an increase in costs being capitalized in the current year period related to the development and enhancement of IAC Search & Media's product offerings and related technology.

        Operating income decreased $1.1 billion to a loss of $990.1 million, primarily due to impairment charges related to the write-down of goodwill and intangible assets of IAC Search & Media of $916.9 million and $128.3 million, respectively. The impairment charges reflect lower growth projections for revenue and profits at IAC Search & Media in future years that reflect the Company's consideration of industry growth rates, competitive dynamics and IAC Search & Media's current operating strategies and the impact of these factors on the fair value of IAC Search & Media and its goodwill and intangible assets. In 2008 the Company identified and recorded an indefinite-lived intangible asset impairment charge of $9.2 million related to the decline in revenue and profitability at IAC Search & Media's Excite, iWon and MyWay portals businesses. Further contributing to the decrease in operating income in the current year is the decrease in Operating Income Before Amortization described above and increases of $1.6 million in amortization of non-cash marketing and $0.6 million in non-cash compensation expense, partially offset by a decrease of $5.2 million in amortization of intangibles, exclusive of the impairment charges described above.

  For the year ended December 31, 2008 compared to the year ended December 31, 2007

        Revenue grew 3% to $765.5 million, primarily due to improved economics associated with the renewed paid listing supply agreement with Google, which resulted in an increase in revenue per query across most proprietary search properties. Revenue also benefited from an increase in both queries and revenue per query at Ask.com internationally and Fun Web Products. The growth in queries at Ask.com internationally and Fun Web Products was partially offset by declines in queries at Ask.com in the U.S. due, in part, to significantly lower marketing spend in 2008 versus 2007. Offsetting these increases in revenue was a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. Proprietary revenue represented 68.6% of total Search revenue during the year versus 53.8% in 2007. The acquisition of Lexico on July 3, 2008 contributed $10.1 million to revenue in 2008. Citysearch continued to grow users and revenue during the year.

        Operating Income Before Amortization increased 60% to $136.3 million, growing at a faster rate than revenue primarily due to the reduction in the current year of $45.4 million in traffic acquisition costs and a decrease in selling and marketing expense, partially offset by an increase of $5.8 million in product development expense. Overall traffic acquisition costs during the year decreased as a direct result of a decrease in network revenue, partially offset by growth in distribution revenue included as a component of proprietary revenue at IAC Search & Media. As a percentage of revenue, traffic acquisition costs associated with network revenue generated from integrated paid listings are lower than traffic acquisition costs associated with distribution revenue generated from partners who redirect traffic to the Ask.com landing page. Contributing to the decrease in selling and marketing expense is a decrease of $13.1 million in advertising and promotional expenditures partially offset by an increase of $7.0 million in compensation and other employee-related costs. The increase in product development expense is primarily due to an increase of $5.7 million in compensation and other employee-related costs, due in part to acquisitions not in the year ago period and an approximate 8% increase in average headcount at IAC Search & Media.

        Operating income increased 260% to $97.5 million, primarily due to the increase in Operating Income Before Amortization described above and a decrease of $28.7 million in amortization of non-cash marketing, partially offset by an increase of $9.3 million in amortization of intangibles. The increase in amortization of intangibles resulted principally from an indefinite-lived intangible asset impairment charge of $9.2 million described above.

Match

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Revenue declined 6% to $342.6 million, reflecting the sale of Match Europe to Meetic on June 5, 2009, partially offset by a $16.5 million contribution from PeopleMedia, acquired July 13, 2009, and solid growth in the U.S. business. Excluding the results of Match Europe from both periods and PeopleMedia from the current period, revenue grew 6% during the current year period driven by a 5% increase in U.S. subscribers, partially offset by a 2% decline in U.S. revenue per subscriber.

        Operating Income Before Amortization increased 3% to $94.1 million despite the decrease in revenue noted above, primarily due to decreases of $20.7 million in cost of revenue and $10.2 million in selling and marketing expense, partially offset by an increase of $3.2 million in general and administrative expense. Both the decrease in cost of revenue and selling and marketing expense is primarily due to the sale of Match Europe. Cost of revenue and selling and marketing expense were further impacted by more favorable economic terms under agreements with certain distribution partners and an increase in advertising and promotional expenditures associated with online marketing, respectively. The increase in general and administrative expense was principally due to $3.2 million of professional fees related to the sale of Match Europe in exchange for a 27% investment in Meetic.

        Operating income increased 12% to $84.7 million in 2009, primarily due to the increase in Operating Income Before Amortization described above and a decrease of $10.7 million in amortization of non-cash marketing, partially offset by an increase of $4.3 million in amortization of intangibles, relating primarily to the acquisition of PeopleMedia.

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

        Operating Income Before Amortization increased 16% to $91.3 million, growing at a faster rate than revenue primarily due to lower traffic acquisition costs as a percentage of revenue due to more favorable economic terms under agreements with certain domestic distribution partners, partially offset by increased marketing spend and increased compensation and other employee-related costs related to product development. In 2008, Match experienced increases in advertising expenses associated with television advertising and online marketing related to Chemistry.com and various international marketing campaigns. The increase in compensation and other employee-related costs related to product development is due in part to an approximate 30% increase in average headcount as the company continued to make improvements to the site's features and functionality.

        Operating income increased 15% to $75.5 million primarily due to the increase in Operating Income Before Amortization described above and a decrease in amortization of intangibles, partially offset by an increase of $4.0 million in amortization of non-cash marketing.

ServiceMagic

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Revenue grew 26% to $155.8 million, benefiting from a 20% increase in service requests to a growing and more active service provider network and a shift in mix to higher value service requests driven, in part, by increased marketing efforts. During 2009, ServiceMagic experienced a 25% increase in the number of times service requests are accepted by a service professional. A service request can be transmitted to and accepted by more than one service professional. Revenue further benefited from a combined $8.2 million contribution from ServiceMagic International, acquired October 29, 2008, and Market Hardware, acquired January 23, 2009. Excluding the results of these acquisitions, revenue grew 19%.

        Operating Income Before Amortization decreased 19% to $21.3 million, despite the increase in revenue noted above, reflecting increases of $25.1 million in selling and marketing expense and $9.1 million in general and administrative expense. The increase in selling and marketing expense is primarily driven by an increase in advertising and promotional expenditures associated with online marketing. The growth in service requests during the year from paid channels outpaced the growth in free requests as a result of the increase in online marketing. Also contributing to the increase in selling and marketing expense is an increase in compensation and other employee-related costs, due in part, to the continued expansion of its sales force. The increase in general and administrative expense is primarily due to increases of $4.6 million and $1.8 million in compensation and other employee-related costs related to recent acquisitions and bad debt expense, respectively.

        Operating income decreased 44% to $13.4 million, primarily due to the decrease in Operating Income Before Amortization described above, the impact in 2009 of $5.0 million in amortization of non-cash marketing and an increase of $1.2 million in amortization of intangibles, partially offset by a decrease of $0.6 million in non-cash compensation expense.

  For the year ended December 31, 2008 compared to the year ended December 31, 2007

        Revenue grew 33% to $123.9 million, benefiting from a more active service provider network and a 27% increase in service requests driven by increased marketing efforts. During 2008, ServiceMagic experienced a 29% increase in the number of times service requests are accepted by a service professional.

        Operating Income Before Amortization increased 26% to $26.2 million, primarily due to the increase in revenue noted above, partially offset by increases of $20.5 million in selling and marketing expense and $3.9 million in general and administrative expense. The increase in selling and marketing expense is primarily due to an increase of $15.6 million in advertising and promotional expenditures, as ServiceMagic continued to focus its spend on driving higher margin home repair and improvement requests. However, during 2008, ServiceMagic experienced slowing growth in these high margin requests due, in part, to the weak economic environment. Also contributing to the increase in selling and marketing expense is an increase of $4.9 million in compensation and other employee-related costs primarily associated with the expansion of its sales force due in part to the opening of a new call center in Kansas City in the second quarter of 2007. Contributing to the increase in general and administrative expense are increases of $1.4 million, $0.9 million and $0.8 million in compensation and other employee-related costs, bad debt expense and facilities costs, respectively.

        Operating income increased 36% to $24.0 million, primarily due to the increase in Operating Income Before Amortization described above and a decrease of $1.0 million in amortization of intangibles, partially offset by an increase in non-cash compensation expense.

Media & Other

        Our Media & Other segment includes Shoebuy, Pronto, Connected Ventures, Evite, Gifts.com, InstantAction.com, The Daily Beast and Electus.

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Revenue declined 9% to $197.8 million primarily reflecting the absence of revenue from ReserveAmerica in the current year period following its sale on January 31, 2009, partially offset by growth at Shoebuy and Connected Ventures.

        Operating Income Before Amortization loss decreased by $3.5 million to a loss of $28.7 million. Losses decreased due primarily to cost savings related to the shutdown or sale of certain businesses of $7.7 million and profitability at Gifts.com, partially offset by increased operating expenses associated with The Daily Beast and InstantAction.com.

        Operating loss decreased by $20.2 million to $32.5 million primarily due to the decreased Operating Income Before Amortization loss described above and a goodwill impairment charge of $1.1 million in 2009 as compared to $11.6 million in 2008. The 2009 goodwill impairment charge relates to our gift card business and the 2008 goodwill impairment charge related to Connected Ventures, as described further below. Also contributing to the decrease in operating loss are decreases in amortization of intangibles and non-cash compensation expense of $5.7 million and $0.4 million, respectively. The decrease in amortization of intangibles is primarily due to the inclusion in the prior year period of $3.4 million associated with an indefinite-lived intangible asset impairment charge related to Connected Ventures.

  For the year ended December 31, 2008 compared to the year ended December 31, 2007

        Revenue grew 32% to $216.4 million reflecting strong growth at Pronto and Shoebuy. The increase in revenue at Pronto was primarily due to improvements in customer acquisition and monetization.

        Operating Income Before Amortization loss increased by $27.1 million to a loss of $32.2 million. Losses increased due primarily to the inclusion in the prior year's results of an $8.2 million reimbursement of previously expensed advances related to the restructuring of our interests in a business venture, as well as increased operating expenses associated with various early stage businesses not in the year ago period, InstantAction.com, RushmoreDrive.com and Connected Ventures. Partially offsetting the decrease in Operating Income Before Amortization loss was the first full year of profitability at Pronto.

        Operating loss increased by $34.1 million to $52.7 million primarily due to the increased Operating Income Before Amortization loss described above and a goodwill and indefinite-lived intangible assets impairment charge of $11.6 million and $3.4 million, respectively, related to Connected Ventures, partially offset by the inclusion in the prior year period of $4.9 million in amortization of non-cash marketing related to Shoebuy and a decrease of non-cash compensation expense. The impairment at Connected Ventures resulted from the Company's assessment of its future profitability.

Corporate

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Operating Income Before Amortization loss decreased by $55.9 million to a loss of $65.6 million primarily due to the inclusion in the prior year period of $42.0 million in expenses related to the Spin-Off. The current year period also benefited from lower compensation and other employee-related costs.

        Operating loss decreased $72.3 million to a loss of $133.9 million reflecting the decrease in Operating Income Before Amortization loss described above and a decrease of $16.4 million in non-cash compensation expense. The decrease in non-cash compensation expense reflects the acceleration and modification of certain equity awards associated with the Spin-Off in the prior year period.

  For the year ended December 31, 2008 compared to the year ended December 31, 2007

        Operating Income Before Amortization loss increased $22.6 million to a loss of $121.5 million reflecting an increase of $37.9 million in expenses related to the Spin-Off, partially offset by decreases of $5.8 million in non-Spin-Off related professional fees, a reduction of $3.7 million in insurance reserves due to favorable loss experience and a decrease of $3.5 million in rent expense.

        Operating loss increased $35.8 million to $206.2 million, primarily due to the increase in Operating Income Before Amortization loss described above and an increase of $13.2 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to the acceleration and modification of certain equity awards associated with the Spin-Off, partially offset by the reversal in 2008 of cumulative expense associated with performance-based restricted stock units which were not probable of vesting.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2009, the Company had $1.2 billion of cash and cash equivalents, $487.6 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in Senior Notes.

        During 2009 and 2008, the Company purchased 32.1 million and 3.0 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $554.2 million and $145.6 million, respectively. The Company also repurchased an additional 4.5 million shares from January 1, 2010 through February 5, 2010 for aggregate consideration of $93.6 million. On February 26, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of IAC common stock. This authorization is in addition to the 5.8 million shares remaining at February 5, 2010 from the previous authorization. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $331.5 million and $107.7 million in 2009 and 2008, respectively. The increase of $223.9 million in net cash provided by operating activities attributable to continuing operations is primarily due to refunds of income taxes received in 2009 related to the carryback of various tax attributes to prior years, lower interest payments made during 2009 due to the extinguishment in 2008 of a majority of the Company's Senior Notes and the 2008 discretionary cash bonuses being paid in the fourth quarter of 2008, whereas the 2009 discretionary cash bonuses will be paid in the first quarter of 2010.

        Net cash used in investing activities attributable to continuing operations in 2009 of $426.6 million includes $356.7 million related to the net purchases, sales and maturities of marketable securities, acquisitions, net of cash acquired, of $85.5 million and capital expenditures of $37.9 million, partially offset by the proceeds of $64.0 million from the sales of long-term investments. The proceeds from the sale of long-term investments relate primarily to the sale of OpenTable. Net cash provided by investing activities attributable to continuing operations in 2008 of $927.4 million includes the proceeds of $549.3 million from the sale of long-term investments, the net cash distribution from the spun-off businesses of $441.7 million, the net proceeds of $186.3 million related to the sales, maturities and purchases of marketable securities and the proceeds of $32.2 million from the sale of EPI, partially offset by acquisitions, net of cash acquired, of $148.6 million, purchases of long-term investments of $67.9 million and capital expenditures of $65.6 million. The purchases of long-term investments in 2008 related primarily to the Company's equity investment in The HealthCentral Network. The proceeds from the sale of long-term investments relate primarily to the sale of our equity investment in Jupiter Shop and our preferred investment in Points.

        Net cash used in financing activities attributable to continuing operations in 2009 of $406.0 million includes the purchase of treasury stock of $545.5 million and the settlement of vested stock-based awards denominated in a subsidiary's equity of $14.3 million, partially offset by the proceeds related to the issuance of common stock, net of withholding taxes, of $151.9 million. Included in the proceeds related to the issuance of common stock are aggregate proceeds of $150.9 million from the exercise of warrants to acquire 11.5 million shares of IAC common stock that were due to expire on February 4, 2009. The strike price of the warrants was $13.09 per share. Net cash used in financing activities attributable to continuing operations in 2008 of $674.1 million includes the repurchase of Senior Notes of $519.9 million, the purchase of treasury stock of $145.6 million and the issuance of common stock pursuant to stock-based awards, net of withholding taxes, of $10.6 million.

        Net cash used in discontinued operations was $3.5 million and $178.3 million in 2009 and 2008, respectively. Net cash used in discontinued operations in 2008 relates primarily to the operations of Ticketmaster, HSNi, ILG and Tree.com. The Company does not expect future cash flows associated with existing discontinued operations to be material.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions which could result in the reduction of its cash balance or the incurrence of debt. IAC expects that 2010 capital expenditures will be slightly lower than 2009. IAC believes that its cash on hand along with its anticipated operating cash flows in 2010 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Long-term debt(b)	$203,726	$5,109	$10,218	$24,399	$164,000
Purchase obligations(c)	1,288	281	561	446	—
Operating leases	307,603	19,554	39,418	29,933	218,698

Total contractual cash obligations	$512,617	$24,944	$50,197	$54,778	$382,698

(a)
At December 31, 2009, the Company has recorded $462.9 million of unrecognized tax benefits which includes accrued interest of $68.7 million. This amount includes $286.1 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest.

(c)
The purchase obligations primarily relate to minimum payments due under telecommunication contracts related to data transmission lines.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Guarantee and letters of credit	$22,918	$22,692	$226	$—	$—

*
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended or under a guarantee of debt.

Off-Balance Sheet Arrangements

        Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2009.

IAC'S PRINCIPLES OF FINANCIAL REPORTING

        IAC reports Operating Income Before Amortization as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure which we discuss below.

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

One-Time Items

        Operating Income Before Amortization is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with the Securities and Exchange Commission rules. For the periods presented in this report, there are no one-time items.

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

        Amortization of non-cash marketing consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as "NBC Universal Advertising"). The NBC Universal Advertising was available for television advertising on various NBC Universal network and cable channels without any cash cost. At December 31, 2009, there were no NBC Universal Advertising credits available as all credits had been used.

        The NBC Universal Advertising is excluded from Operating Income Before Amortization because it is non-cash and generally is incremental to the advertising the Company otherwise secures as a result of its ordinary cost/benefit marketing planning process. Accordingly, the Company's aggregate level of advertising, and the increased concentration of that advertising on NBC Universal network and cable channels, does not reflect what our advertising effort would otherwise be without these credits. As a result, management believes that treating the NBC Universal Advertising as an expense does not appropriately reflect its true cost/benefit relationship, nor does it best reflect the Company's long-term level of advertising expenditures. Nonetheless, while the benefits directly attributable to television advertising are always difficult to determine, and especially so with respect to the NBC Universal Advertising due to its incrementality and heavy concentration, it is likely that the Company does derive benefits from it, though management believes such benefits are generally less than those received through its regular advertising for the reasons stated above. Operating Income Before Amortization therefore has the limitation of including those benefits while excluding the associated expense.

        Amortization of intangibles (including impairment of intangibles, if applicable) is a non-cash expense relating to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as technology and supplier agreements, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, which are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset exceeds its fair value. While it is likely that we will have intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization is not an ongoing cost of doing business.

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating (loss) income by business and to net loss attributable to IAC shareholders in total for the years ended December 31, 2009, 2008 and 2007, see Note 14 to the consolidated financial statements.

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

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets, which consist of certain of the Company's trade names and trademarks, are tested annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The annual assessments identified impairment charges in 2009 related to the IAC Search & Media reporting unit and in 2008 related to the Connected Ventures and IAC Search & Media reporting units. These impairment charges are more fully described above in "Results of Operations for the Years Ended December 31, 2009, 2008 and 2007". The value of goodwill and indefinite-lived intangible assets that is subject to annual assessment for impairment is $999.4 million and $245.7 million, respectively, at December 31, 2009.

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. The discount rates used in the Company's annual impairment assessments were the same in 2009 and 2008. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

        The Company's indefinite-lived intangible assets consist of acquired trade names and trademarks. The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The discount rates used in the Company's annual impairment assessments were the same in 2009 and 2008. The royalty rates were unchanged from 2008 to 2009 with the exception of the reduced royalty rates used in the determination of the fair values of certain trade names and trademarks of IAC Search & Media.

        The Company has seven reporting units with goodwill. Of these, IAC Search & Media, InstantAction.com and Connected Ventures have fair values that approximate their carrying values. The amount of goodwill of each of the reporting units is $527.6 million, $31.6 million and $8.4 million, respectively, at December 31, 2009. If operating results of these businesses vary significantly from anticipated results, future, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair values, had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of October 1, 2009, the carrying values of IAC Search & Media, InstantAction.com and Connected Ventures would have exceeded their respective fair values by approximately $80 million, $4 million and $4 million, respectively. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2009, the carrying values of IAC Search & Media, InstantAction.com and Connected Ventures would have exceeded their respective fair values by approximately $160 million, $8 million and $8 million, respectively.

        Any impairment charge that might result in the future would be determined based upon the excess of the carrying value of goodwill over its implied fair value using the second step of the impairment analysis that is described above but, in any event, would not be expected to be lower than the excess of the carrying value of the reporting unit over its fair value. The primary driver in the DCF valuation analyses and the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability. Generally, the Company would expect to record an impairment if forecasted revenue and profitability are no longer expected to be achieved and as a result, the carrying value of a reporting unit(s) exceeds its fair value. This assessment would be based, in part, upon the performance of its businesses relative to budget, the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. During 2009, the Company recorded an impairment charge related to the definite-lived intangible assets of IAC Search & Media. The definite-lived intangible asset impairment charge primarily relates to certain technology and advertiser relationships, the carrying values of which were no longer considered recoverable based upon an assessment of future cash flows related to these assets. Accordingly, these assets were written down to fair value. The value of long-lived assets that is subject to assessment for impairment is $312.8 million at December 31, 2009.

  Marketable Securities

        The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies, states of the U.S. and subdivisions thereof and investment grade corporate issuers. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of a security sold or the amount of unrealized gains and losses reclassified from accumulated other comprehensive income into earnings.

        The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer, and whether it is not more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis, which may be maturity. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in current earnings and a new cost basis in the investment is established. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of the Company's investment in marketable securities to decline. During 2008, the Company concluded that the decline in the ARO stock price was other-than-temporary and wrote the value of the 5.5 million shares of ARO stock down resulting in impairment charges totaling $166.7 million. The impairment charges were determined to be other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price. During 2009, the Company sold its 5.5 million shares of ARO stock, resulting in aggregate losses of $12.3 million. Prior to the sale of its last 1.1 million shares of ARO stock, the Company concluded that the decline in the stock price of these remaining shares was other-than-temporary, due in part, to ARO's insolvency filing on June 9, 2009, and recorded impairment charges totaling $4.6 million.

  Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company, and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amount of these reserves are based, in part, on historical experience. As of December 31, 2009, the Company's allowance for doubtful accounts is $11.3 million.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 4, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2009, the balance of deferred tax assets, net, is $145.8 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results of the Company that vary significantly from anticipated results. We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

  Stock Based Compensation

        As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of stock options issued in 2009 and 2008 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 2.1% and 2.6%, respectively, a dividend yield of zero and volatility factors of 59% and 47%, respectively, based on the historical stock price volatilities of peer companies operating in the same industry sector as IAC and a weighted average expected life of the stock options of 4.9 years and 4.4 years, respectively. The historical stock price volatilities of peer companies is used due to the lack of sufficient historical IAC stock price volatilities subsequent to the Spin-Off. There were no stock options granted by the Company during the year ended December 31, 2007. For stock options issued since 2003, including unvested stock options assumed in acquisitions, the value of the stock option is measured at the grant date (or acquisition date, if applicable) at fair value and amortized over the remaining vesting term. The impact on non-cash compensation expense for the year ended December 31, 2009, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected life of the outstanding options would be an increase of $1.5 million, $7.7 million, and $4.7 million, respectively. The Company also issues restricted stock units and performance stock units. For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and amortized ratably as non-cash compensation expense over the vesting term. For performance stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation when the performance targets are considered probable of being achieved.

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

        Based on the Company's total debt investment securities as of December 31, 2009, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $3.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $1.2 billion is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Long-term Debt

        At December 31, 2009, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $10.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At December 31, 2009, the Company had investments in equity securities of publicly traded companies that are considered available-for-sale marketable equity securities and are included in either "Marketable securities" or "Long-term investments" in the accompanying consolidated balance sheet depending upon management's intent to hold the securities. These available-for-sale marketable equity securities, with the exception of the Company's investment in Meetic, are reported at fair value based on quoted market prices with unrealized gains or losses on these securities, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. These investments in equity securities of publicly traded companies may be subject to significant fluctuations in fair value due to the volatility of the stock market, among other factors. The Company accounts for its investment in Meetic using the equity method of accounting, as described below. During 2009, the Company recorded an impairment charge on its investment in ARO of $4.6 million, as described below. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        As part of the consideration for the sale of HSE to ARO on June 19, 2007, IAC received approximately 5.5 million shares of ARO stock plus additional consideration in the form of a CVR. ARO shares are listed on the German stock exchange (XETRA: ARO) and as a result, IAC is exposed to changes in ARO's stock price. ARO filed for insolvency on June 9, 2009 which accelerated the maturity date of the CVR. The ARO stock is an available-for-sale marketable equity security. The CVR is accounted for as a derivative asset and maintained at fair value each reporting period with any changes in fair value recognized in current earnings as a component of other income (expense) in the consolidated statement of operations each period. During 2009, the Company sold its 5.5 million shares of ARO stock, resulting in aggregate losses of $12.3 million. Prior to the sale of its last 1.1 million shares of ARO stock, the Company concluded that the decline in the stock price of these remaining shares was other-than-temporary, due in part, to ARO's insolvency filing, and recorded impairment charges totaling $4.6 million. In addition, during 2009, the Company recorded a write-down totaling $58.1 million related to the CVR based upon the Company's assessment of the value that it expects to recover from the insolvency proceedings. The impairment charges related to the shares of ARO stock and the loss related to the write-down of the CVR are included in "Other income (expense)" in the accompanying consolidated statement of operations.

        On October 25, 2004, IAC made an investment in OpenTable, a provider of online restaurant reservations. The purchase price of the investment was $15.1 million in cash and was accounted for under the cost method. On May 21, 2009, OpenTable became a public company trading on the Nasdaq stock exchange (Nasdaq: OPEN) and as a result, IAC is exposed to changes in OpenTable's stock price. As a result of this transaction, IAC no longer accounts for its investment using the cost method of accounting but rather accounts for such investment as an available-for-sale marketable equity security. During the third and fourth quarters of 2009, the Company sold 1.8 million and 0.2 million shares of OpenTable stock, respectively, resulting in gains of $36.2 million and $3.4 million, respectively. The carrying value of the OpenTable investment is $4.9 million at December 31, 2009. The related unrealized gain of $2.1 million, net of deferred taxes, is included in other comprehensive income in the accompanying consolidated financial statements.

        On June 5, 2009, in exchange for Match Europe, IAC received approximately 6.1 million shares of common stock (a 27% stake) in Meetic, an online dating company based in France, plus a promissory note valued at $6.2 million. The promissory note was subsequently paid in the fourth quarter of 2009. Meetic shares are listed on the Euronext stock exchange (EPA: MEET) and as a result, IAC is exposed to changes in Meetic's stock price. The investment in Meetic is accounted for under the equity method on a one-quarter lag. The carrying value of the Meetic investment is $156.5 million (€106.3 million) at December 31, 2009. The fair value of the Meetic investment, based on its quoted market price, is $166.7 million (€115.8 million) at December 31, 2009.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound Sterling. However, the exposure is mitigated since the Company has generally reinvested profits from international operations in order to grow the businesses. As a percentage of total IAC revenue (which excludes revenue related to discontinued operations), international operations represented approximately 15%, 19% and 15% in 2009, 2008 and 2007, respectively. The statements of operations of the Company's international operations are translated into United States dollars at the average exchange rates in each applicable period. To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues and operating income. Similarly, the Company's revenue and operating income will increase for our international operations if the United States dollar weakens against foreign currencies. The

Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

        The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign exchange gains and losses were not material to the Company's earnings in 2009, 2008 and 2007. As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency translation risks because cash flows from international operations were generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency translation risks. The Company's objective in managing its foreign currency risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2010

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,245,997	$1,744,994
Marketable securities	487,591	125,592
Accounts receivable, net of allowance of $11,283 and $11,396, respectively	101,834	98,402
Other current assets	164,627	215,630

Total current assets	2,000,049	2,184,618
Property and equipment, net	297,412	330,261
Goodwill	999,355	1,910,295
Intangible assets, net	261,172	386,756
Long-term investments	272,930	120,582
Other non-current assets	184,971	318,808

TOTAL ASSETS	$4,015,889	$5,251,320

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$39,173	$48,876
Deferred revenue	57,822	50,886
Accrued expenses and other current liabilities	193,282	179,928

Total current liabilities	290,277	279,690
Long-term debt	95,844	95,844
Income taxes payable	450,129	403,043
Other long-term liabilities	23,633	22,436
Redeemable noncontrolling interests	28,180	22,771
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 222,657,925 and 210,217,183 shares, respectively, and outstanding 108,131,736 and 127,809,801 shares, respectively	223	210
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	11,322,993	11,112,014
(Accumulated deficit) retained earnings	(751,377)	227,445
Accumulated other comprehensive income	24,503	2,180
Treasury stock 114,526,189 and 82,407,382 shares, respectively	(7,468,532)	(6,914,329)

Total shareholders' equity	3,127,826	4,427,536

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,015,889	$5,251,320

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Revenue	$1,375,788	$1,445,095	$1,332,582
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	449,790	477,390	521,744
Selling and marketing expense	474,639	459,021	405,891
General and administrative expense	289,462	352,538	276,942
Product development expense	64,307	71,536	61,245
Depreciation	64,633	71,051	59,861
Amortization of non-cash marketing	15,868	20,002	49,670
Amortization of intangibles	157,671	43,918	35,733
Goodwill impairment	917,924	11,600	—

Total costs and expenses	2,434,294	1,507,056	1,411,086

Operating loss	(1,058,506)	(61,961)	(78,504)
Other income (expense):
Interest income	10,218	24,759	58,931
Interest expense	(5,823)	(32,364)	(59,054)
Equity in (losses) income of unconsolidated affiliates	(14,014)	16,640	22,352
Gain on sale of long-term investments	28,835	381,099	16,669
Other income (expense)	71,759	(234,690)	35,516

Total other income, net	90,975	155,444	74,414

(Loss) earnings from continuing operations before income taxes	(967,531)	93,483	(4,090)
Income tax (provision) benefit	(1,485)	37,697	(2,321)

(Loss) earnings from continuing operations	(969,016)	131,180	(6,411)
Gain on sale of discontinued operations, net of tax	—	23,314	33,524
Loss from discontinued operations, net of tax	(10,896)	(316,544)	(173,196)

Net loss	(979,912)	(162,050)	(146,083)
Net loss attributable to noncontrolling interests	1,090	5,849	2,014

Net loss attributable to IAC shareholders	$(978,822)	$(156,201)	$(144,069)

Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations	$(6.98)	$0.98	$(0.03)
Diluted (loss) earnings per share from continuing operations	$(6.98)	$0.95	$(0.03)
Basic loss per share	$(7.06)	$(1.12)	$(1.01)
Diluted loss per share	$(7.06)	$(1.08)	$(1.01)
Non-cash compensation expense by function:
Cost of revenue	$3,136	$3,831	$3,989
Selling and marketing expense	3,191	4,432	4,615
General and administrative expense	58,711	71,585	58,021
Product development expense	4,848	6,691	6,960

Total non-cash compensation expense	$69,886	$86,539	$73,585

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

												Note Receivable From Key Executive for Common Stock Issuance
		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value
										Accum. Other Comp. Income
								Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2006	$8,739,474	$—	1	$205	205,243	$16	16,157	$14,636,699	$291,192	$76,505	$(6,260,145)	$(4,998)
Comprehensive loss:
Net loss attributable to IAC shareholders for the year ended December 31, 2007	(144,069)	—	—	—	—	—	—	—	(144,069)	—	—	—
Change in net unrealized losses on available-for-sale securities, net of tax benefit of $26,371	(41,564)	—	—	—	—	—	—	—	—	(41,564)	—	—
Foreign currency translation, net of tax provision of $8,750	7,228	—	—	—	—	—	—	—	—	7,228	—	—
Net losses on derivative contracts	(2,355)	—	—	—	—	—	—	—	—	(2,355)	—	—

Comprehensive loss	(180,760)

Non-cash compensation expense	102,300	—	—	—	—	—	—	102,300	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	(72,226)	—	—	4	3,151	—	—	(72,230)	—	—	—	—
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	77,353	—	—	—	—	—	—	77,353	—	—	—	—
Issuance of common stock upon conversion of convertible notes and exercise of certain warrants	10,052	—	—	—	145	—	—	10,052	—	—	—	—
Purchase of treasury stock	(508,594)	—	—	—	—	—	—	—	—	—	(508,594)	—
Cumulative effect of a change in accounting for income tax uncertainties	420,697	—	—	—	—	—	—	—	420,697	—	—	—
Collection of note receivable from key executive for common stock issuance	4,998	—	—	—	—	—	—	—	—	—	—	4,998
Fair value of redeemable noncontrolling interests adjustment	(9,632)	—	—	—	—	—	—	(9,632)	—	—	—	—

Balance as of December 31, 2007	$8,583,662	$—	1	$209	208,539	$16	16,157	$14,744,542	$567,820	$39,814	$(6,768,739)	$—
Comprehensive loss:
Net loss attributable to IAC shareholders for the year ended December 31, 2008	(156,201)	—	—	—	—	—	—	—	(156,201)	—	—	—
Foreign currency translation, net of tax benefit of $8,608	(42,962)	—	—	—	—	—	—	—	—	(42,962)	—	—
Change in net unrealized gains on available-for-sale securities, net of tax provision of $29,208	42,795	—	—	—	—	—	—	—	—	42,795	—	—

Comprehensive loss	(156,368)

Non-cash compensation expense	134,052	—	—	—	—	—	—	134,052	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	(20,228)	—	—	1	1,446	—	—	(20,229)	—	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(12,225)	—	—	—	—	—	—	(12,225)	—	—	—	—
Redemption of preferred shares	(21)	—	(1)	—	—	—	—	(21)	—	—	—	—
Issuance of common stock upon conversion of convertible notes	10,849	—	—	—	232	—	—	10,849	—	—	—	—
Purchase of treasury stock	(145,590)	—	—	—	—	—	—	—	—	—	(145,590)	—
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com to shareholders	(3,971,284)	—	—	—	—	—	—	(3,749,643)	(184,174)	(37,467)	—	—
Fair value of redeemable noncontrolling interests adjustment	4,689	—	—	—	—	—	—	4,689	—	—	—	—

Balance as of December 31, 2008	$4,427,536	$—	—	$210	210,217	$16	16,157	$11,112,014	$227,445	$2,180	$(6,914,329)	$—
Comprehensive loss:
Net loss attributable to IAC shareholders for the year ended December 31, 2009	(978,822)	—	—	—	—	—	—	—	(978,822)	—	—	—
Foreign currency translation, net of tax provision of $2,186	14,918	—	—	—	—	—	—	—	—	14,918	—	—
Change in net unrealized gains on available-for-sale securities, net of tax provision of $1,440	7,405	—	—	—	—	—	—	—	—	7,405	—	—

Comprehensive loss	(956,499)				—	—	—

Non-cash compensation expense	69,629	—	—	—	—	—	—	69,629	—	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	7,431	—	—	1	834	—	—	7,430	—	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(11,737)	—	—	—	—	—	—	(11,737)	—	—	—	—
Issuance of common stock upon the exercise of warrants	152,694	—	—	12	11,607	—	—	152,682	—	—	—	—
Purchase of treasury stock	(554,203)	—	—	—	—	—	—	—	—	—	(554,203)	—
Fair value of redeemable noncontrolling interests adjustment	(1,033)	—	—	—	—	—	—	(1,033)	—	—	—	—
Settlement of vested stock-based awards denominated in subsidiaries' equity, net of tax	(10,044)	—	—	—	—	—	—	(10,044)	—	—	—	—
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com to shareholders	4,052	—	—	—	—	—	—	4,052	—	—	—	—

Balance as of December 31, 2009	$3,127,826	$—	—	$223	222,658	$16	16,157	$11,322,993	$(751,377)	$24,503	$(7,468,532)	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(979,912)	$(162,050)	$(146,083)
Less: loss from discontinued operations, net of tax	10,896	293,230	139,672

(Loss) earnings from continuing operations	(969,016)	131,180	(6,411)
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Depreciation	64,633	71,051	59,861
Amortization of non-cash marketing	15,868	20,002	49,670
Amortization of intangibles	157,671	43,918	35,733
Goodwill impairment	917,924	11,600	—
Impairment of long-term investments	4,936	180,021	—
Non-cash compensation expense	69,886	86,539	73,585
Deferred income taxes	28,689	(158,749)	(4,426)
Equity in losses (income) of unconsolidated affiliates	14,014	(16,640)	(22,352)
Gain on sale of Match Europe	(132,244)	—	—
Loss on extinguishment of Senior Notes	—	63,218	—
Gain on sale of long-term investments	(28,835)	(381,099)	(16,669)
Net decrease (increase) in the fair value of the derivatives created in the HSE sale and the Expedia spin-off	58,097	(6,185)	(29,355)
Changes in current assets and liabilities:
Accounts receivable	(16,300)	7,653	(8,863)
Other current assets	6,712	(4,957)	(19,033)
Accounts payable and other current liabilities	17,414	(80,638)	51,861
Income taxes payable	100,038	119,495	(209,709)
Deferred revenue	12,753	6,422	5,148
Other, net	9,299	14,845	14,485

Net cash provided by (used in) operating activities attributable to continuing operations	331,539	107,676	(26,475)

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(85,534)	(148,631)	(45,894)
Capital expenditures	(37,922)	(65,554)	(112,901)
Proceeds from sales and maturities of marketable securities	229,583	356,252	1,367,178
Purchases of marketable securities	(586,274)	(169,958)	(783,783)
Proceeds from sales of long-term investments	64,046	549,305	125,592
Purchases of long-term investments	(6,482)	(67,936)	(229,954)
Proceeds from sale of discontinued operations	—	32,246	4,173
Net cash distribution from spun-off businesses	—	441,658	—
Other, net	(4,022)	42	12,984

Net cash (used in) provided by investing activities attributable to continuing operations	(426,605)	927,424	337,395

Cash flows from financing activities attributable to continuing operations:
Repurchase of Senior Notes	—	(519,944)	—
Principal payments on long-term obligations	—	—	(7,576)
Purchase of treasury stock	(545,489)	(145,590)	(542,946)
Issuance of common stock, net of withholding taxes	151,933	(10,564)	(64,194)
Excess tax benefits from stock-based awards	796	763	75,422
Settlement of vested stock-based awards denominated in subsidiaries' equity	(14,331)	—	—
Collection of note receivable from key executive for common stock issuance	—	—	4,998
Other, net	1,078	1,219	779

Net cash used in financing activities attributable to continuing operations	(406,013)	(674,116)	(533,517)

Total cash (used in) provided by continuing operations	(501,079)	360,984	(222,597)

Net cash (used in) provided by operating activities attributable to discontinued operations	(3,519)	266,389	897,233
Net cash used in investing activities attributable to discontinued operations	—	(495,130)	(265,546)
Net cash provided by (used in) financing activities attributable to discontinued operations	—	50,484	(275,204)

Total cash (used in) provided by discontinued operations	(3,519)	(178,257)	356,483
Effect of exchange rate changes on cash and cash equivalents	5,601	(23,035)	23,276

Net (decrease) increase in cash and cash equivalents	(498,997)	159,692	157,162
Cash and cash equivalents at beginning of period	1,744,994	1,585,302	1,428,140

Cash and cash equivalents at end of period	$1,245,997	$1,744,994	$1,585,302

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

        IAC is a leading internet company with more than 50 brands serving consumer audiences across more than 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Search segment; its Match and ServiceMagic segments; the businesses comprising its Media & Other segment; and certain investments in unconsolidated affiliates.

        Beginning with the fourth quarter of 2009, IAC renamed and realigned its reportable segments. The Media & Advertising segment has been renamed "Search," and the Emerging Businesses segment has been renamed "Media & Other." Further, Evite has been moved from the Search segment (formerly Media & Advertising) to the Media & Other segment (formerly Emerging Businesses). Certain prior year amounts have been reclassified to conform to the current year presentation.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

Search

        Our Search segment consists primarily of Ask.com and other destination search websites through which we provide search and related advertising services, as well as toolbars and applications through which we promote and distribute these services, and Citysearch, a leading online local city guide.

        We provide search services to users who visit our Ask.com and other destination search websites and portals directly, through toolbars that we distribute to users directly and through third parties, and through the syndication of our search results via search boxes we place on third party websites. Substantially all of the revenue from our Search segment is derived from the display of paid listings and other advertising in connection with the provision of search services.

Match

        Through the brands and businesses within our Match segment, we are a leading provider of subscription-based online personals services in the United States and various jurisdictions abroad. We provide these services through websites that we own and operate, as well as through our mobile applications in the United States. In addition, in June 2009, Match received a 27% stake in Meetic S.A. ("Meetic"), an online dating company based in France, in exchange for Match Europe.

ServiceMagic

        ServiceMagic is a leading online marketplace that connects consumers, by way of patented proprietary technologies, with home and other local service professionals, all of which are pre-screened and the majority of which are customer-rated.

Media & Other

        Our Media & Other segment consists primarily of Shoebuy, Pronto, Connected Ventures, Evite, Gifts.com, InstantAction.com, The Daily Beast and Electus.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

Discontinued Operations

        On August 20, 2008, the Company completed the Spin-Off of HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com") (collectively, the "Spincos") into separate independent publicly traded companies (collectively, the "Spin-Off"). Further, during 2008, IAC sold Entertainment Publications, Inc. ("EPI"), which previously comprised IAC's Entertainment segment. During 2007, HSNi's German TV and internet retailer, Home Shopping Europe GmbH & Co. KG, and its affiliated station HSE24 ("HSE"), which was previously reported in the International segment of IAC's former Retailing sector, was sold. See Note 15 for additional information related to discontinued operations.

        The notes accompanying these consolidated financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to the discontinued operations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Accounting for Investments

        The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest, whether through voting interests or variable interests. The Company's consolidated financial statements include one variable interest entity, in which the Company has a controlling financial interest through voting rights and is also the primary beneficiary. Intercompany transactions and accounts have been eliminated.

        Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not own a controlling voting interest, are accounted for using the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. The Company evaluates each cost and equity method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition and the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, services are rendered or merchandise is delivered to customers, the fee or price charged is fixed or determinable and collectability is reasonably assured. Deferred revenue is recorded when payments are received in advance of the Company's rendering of services or delivery of merchandise.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Search

        The Search segment's revenue consists primarily of advertising revenue which is generated primarily through the display of paid listings in response to search queries, as well as from advertisements appearing on its destination search websites and portals and third party websites and the syndication of search results generated by Ask-branded destination search websites. Citysearch's revenue is primarily generated through the sale of local and national online advertising. There are several types of internet advertisements, and the way in which advertising revenue is earned varies among them. Depending upon the terms, revenue might be earned every time a user clicks on an ad, every time a graphic ad is displayed, or every time a user clicks-through on the ad and takes a specified action on the destination site. The Company obtains the substantial majority of its paid listings from third-party providers, primarily Google Inc. ("Google"). Paid listings are normally priced on a price per click and when the Company delivers a user's click to a paid listing supplied by Google, Google bills the advertiser and shares a portion of its resulting paid listing fee with the Company. The Company recognizes paid listing revenue from Google as soon as it delivers the user's click. In cases where the user's click is generated by a third party site, the Company recognizes the amount due from Google as revenue and records its revenue share payment to the third-party site as traffic acquisition costs.

Match

        Subscription fee revenue is generated from customers who subscribe to online personals services on Match.com, Chemistry.com and Match's other personals websites. Subscription fee revenue is recognized over the terms of the applicable subscriptions, which range from one to six months.

ServiceMagic

        ServiceMagic's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a customer lead. ServiceMagic's activation revenue is generated through the enrollment and activation of a new home service professional. The activation revenue is initially deferred and recognized over 36 months, which is the estimated economic life of an in-network home service professional. Deferred activation revenue totaled $5.2 million and $3.8 million at December 31, 2009 and 2008, respectively.

Media & Other

        Shoebuy's revenue consists of merchandise sales, reduced by incentive discounts and sales returns, and is recognized when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. Allowances for returned merchandise are based on historical experience. Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of revenue.

        Revenue of media businesses included in this segment is derived primarily from on-line advertising, television production and subscriptions. On-line advertising revenue is recognized each time a graphic ad is displayed or over the period earned, television production revenue is recognized based on delivery and acceptance and subscription revenue is recognized ratably over the term of the subscription.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        All other revenue earned by the Media & Other segment is recognized either when the services are rendered or the merchandise is delivered.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, short-term investments are primarily comprised of AAA rated treasury and government agency money market funds, commercial paper rated A1/P1 or better and treasury discount notes. Internationally, short-term investments are primarily comprised of AAA rated treasury, government agency and prime money market funds and time deposits.

Marketable Securities

        The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies, states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. All marketable securities are classified as available-for-sale and are reported at fair value. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of a security sold or the amount of unrealized gains and losses reclassified from accumulated other comprehensive income into earnings.

        The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer, and whether it is not more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis, which may be maturity. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in current earnings and a new cost basis in the investment is established. See Note 6 for discussion of impairment charges recorded in 2009 and 2008.

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

Asset Category	Depreciation Period
Buildings and leasehold improvements	3 to 39 Years
Computer equipment and capitalized software	2 to 3 Years
Furniture and other equipment	3 to 10 Years

        The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation and other employee-related costs for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software amounted to $45.9 million and $46.4 million as of December 31, 2009 and 2008, respectively.

Software Development Costs to Be Marketed to Others

        The Company capitalizes certain software development costs, including costs to develop software products or the software component of products to be marketed to external users. Such costs are capitalized since technological feasibility of the underlying software has been established by the completion of the product design and a working model. Capitalization of such costs ceases when the software is available for general release to customers. Unamortized software development costs are written-down if they exceed net realizable value. The software development costs that have been capitalized to date are not significant.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill acquired in business combinations is assigned to the reporting unit(s) that are expected to benefit from the combination as of the acquisition date. The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. See Note 5 for discussion of impairment charges recorded in 2009 and 2008.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's reporting units are consistent with its determination of its operating segments. Goodwill is tested for impairment at the reporting unit level. The Company's operating segments, reporting units and reportable segments are as follows:

Operating Segment and Reporting Unit	Reportable Segment
IAC Search & Media	Search
Citysearch	Search
Match	Match
ServiceMagic	ServiceMagic
Shoebuy	Media & Other
InstantAction.com	Media & Other
Connected Ventures	Media & Other

        Media & Other includes other operating segments that do not have goodwill. See Note 14 for additional information regarding the Company's method of determining operating and reportable segments.

        The Company has seven reporting units with goodwill. Of these, IAC Search & Media, InstantAction.com and Connected Ventures have fair values that approximate their carrying values. The amount of goodwill of each of the reporting units is $527.6 million, $31.6 million and $8.4 million, respectively, at December 31, 2009. If operating results of these businesses vary significantly from anticipated results, future, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair values, had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of October 1, 2009, the carrying values of IAC Search & Media, InstantAction.com and Connected Ventures would have exceeded their respective fair values by approximately $80 million, $4 million and $4 million, respectively. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2009, the carrying values of IAC Search & Media, InstantAction.com and Connected Ventures would have exceeded their respective fair values by approximately $160 million, $8 million and $8 million, respectively. Any impairment charge that might result in the future would be determined based upon the excess of the carrying value of goodwill over its implied fair value but, in any event, would not be expected to be lower than the excess of the carrying value of the reporting unit over its fair value.

Long-Lived Assets and Intangible Assets with Definite Lives

        Long-lived assets, comprising property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated lives.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Traffic Acquisition Costs

        Traffic acquisition costs consist of revenue share payments to partners that have distributed toolbars and/or integrated paid listings into their websites and similar arrangements with third parties who direct traffic to our websites. The Company enters into agreements of varying duration with payments primarily based on a cost per click or a percentage of the Company's revenue multiplied by an agreed-upon price or rate. The Company expenses these payments as a component of cost of revenue in the accompanying consolidated statement of operations.

Advertising Costs (excluding Amortization of Non-Cash Marketing)

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and third parties that distribute our toolbars, and offline marketing, including television, radio and print advertising. Advertising expense was $349.3 million, $335.4 million and $305.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Effective April 1, 2007, the Company began to capitalize and amortize the costs associated with certain distribution arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable search toolbars associated with the Company's search businesses. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred. For fees paid prior to April 1, 2007, such benefit or period could not be reasonably estimated and the fees were charged to expense as incurred.

Amortization of Non-Cash Marketing

        Amortization of non-cash marketing consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising was available for television advertising on various NBC Universal network and cable channels without any cash cost. At December 31, 2009, there were no NBC Universal credits available as all credits had been used. At December 31, 2008, $15.9 million of NBC Universal credits were available for use.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Earnings Per Share

        Basic earnings per share ("Basic EPS") is computed by dividing net earnings attributable to IAC shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

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

        Foreign currency transaction net gains for the years ended December 31, 2009, 2008 and 2007 were $1.2 million, $2.3 million and $1.7 million, respectively. Transaction gains and losses are included in "Other income (expense)" in the accompanying consolidated statement of operations.

Stock-Based Compensation

        Stock-based compensation is measured at the grant date based on the fair value of the award and expensed over the requisite service period. See Note 13 for a further description of the Company's stock-based compensation plans.

Redeemable Noncontrolling Interests

        Redeemable noncontrolling interests as of December 31, 2009 primarily relate to certain operations included in the Media & Other segment, the international operations of ServiceMagic and certain operations included in the Search segment. Redeemable noncontrolling interests as of December 31, 2008 and 2007 primarily relate to certain operations included in the Media & Other segment.

        Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). The guidance of this statement is now included in Accounting Standards Codification ("ASC") Topic 810, "Consolidation." ASC Topic 810

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

changed the accounting for and reporting of non-controlling interests (previously referred to as minority interests) in the Company's consolidated financial statements.

        In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. These put and call arrangements become exercisable by the Company and the counter-party at various dates over the next seven years. During 2009 and 2008, none of these arrangements became exercisable. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. At December 31, 2009 and 2008, the Company recorded adjustments of $1.0 million and $(4.7) million, respectively, to increase (reduce) these interests to fair value. Upon adoption of ASC Topic 810, noncontrolling interests in the consolidated subsidiaries of the Company should be reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, in accordance with Accounting Standards Update ("ASU") 2009-04, "Accounting for Redeemable Equity Investments-Amendment to ASC 480-10-599", securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of shareholders' equity. Since the redemption of the noncontrolling interests is outside the control of the Company, these interests are included in the mezzanine section of the accompanying consolidated balance sheet, outside of shareholders' equity. Upon adoption of ASC Topic 810, certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Estimates

        Management of the Company is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates and assumptions used in the preparation of the accompanying consolidated financial statements include those related to: the determination of the fair value of marketable securities; the assessment of marketable securities and long-term investments for other-than-temporary impairment; the carrying value of accounts receivable, including the determination of the allowances for doubtful accounts and other revenue related allowances; the assessment of long-lived assets, definite-lived intangible assets, indefinite-lived intangible assets and goodwill for impairment; income taxes payable and deferred income taxes, including related reserves and valuation allowances; and the determination of stock-based compensation.

Certain Risks and Concentrations

        A significant portion of our revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

buying behavior or advertiser spending behavior, including those changes that may result from the current economic environment, could adversely affect our operating results. A significant component of the Company's revenue is attributable to a paid listing supply agreement with Google, which expires on December 31, 2012. For the years ended December 31, 2009, 2008 and 2007, revenue earned from Google was $564.8 million, $610.8 million and $568.1 million, respectively. Principally all of this revenue is earned by IAC Search & Media. Accounts receivable, net of allowances related to this agreement totaled $55.0 million and $43.0 million at December 31, 2009 and 2008, respectively.

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

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other current assets

        The balance of other current assets is as follows (in thousands):

	December 31,
	2009	2008
Income taxes receivable	$74,729	$115,142
Deferred income taxes	43,048	24,305
Capitalized downloadable search toolbar costs	15,367	21,092
Prepaid expenses	16,854	19,734
Other	14,629	35,357

Other current assets	$164,627	$215,630

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Property and equipment, net

        The balance of property and equipment, net is as follows (in thousands):

	December 31,
	2009	2008
Buildings and leasehold improvements	$233,829	$232,774
Computer equipment and capitalized software	188,283	222,131
Furniture and other equipment	41,134	41,767
Projects in progress	8,655	18,482
Land	5,117	5,117

	477,018	520,271
Less: accumulated depreciation and amortization	(179,606)	(190,010)

Property and equipment, net	$297,412	$330,261

Other non-current assets

        The balance of other non-current assets is as follows (in thousands):

	December 31,
	2009	2008
Deferred income taxes	$103,063	$171,932
Income taxes receivable	60,741	72,078
Derivative asset created in the HSE sale	—	57,189
Other	21,167	17,609

Other non-current assets	$184,971	$318,808

Accrued expenses and other current liabilities

        The balance of accrued expenses and other current liabilities is as follows (in thousands):

	December 31,
	2009	2008
Accrued employee compensation and benefits	$61,110	$38,967
Accrued revenue share	40,049	28,011
Accrued advertising expense	28,489	37,372
Other	63,634	75,578

Accrued expenses and other current liabilities	$193,282	$179,928

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Redeemable noncontrolling interests

        The following table presents the changes in redeemable noncontrolling interests (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Balance at January 1	$22,771	$32,880	$24,175
Noncontrolling interests related to acquisitions	3,561	503	1,404
Contribution from owners of noncontrolling interests	1,750	—	—
Distribution to owners of noncontrolling interests	(216)	(74)	(317)
Net loss attributable to noncontrolling interests	(1,090)	(5,849)	(2,014)
Fair value of redeemable noncontrolling interests adjustment	1,033	(4,689)	9,632
Foreign currency translation adjustment	371	—	—

Balance at December 31	$28,180	$22,771	$32,880

Accumulated other comprehensive income

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	December 31,
	2009	2008
Foreign currency translation, net of tax	$20,264	$5,346
Unrealized gains (losses) on available-for-sale securities, net of tax	4,239	(3,166)

Accumulated other comprehensive income, net of tax	$24,503	$2,180

Revenue

        Revenue is comprised of (in thousands):

	Years Ended December 31,
	2009	2008	2007
Service revenue	$1,266,503	$1,339,732	$1,243,007
Product revenue	109,285	105,363	89,575

Revenue	$1,375,788	$1,445,095	$1,332,582

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Cost of revenue

        Cost of revenue is comprised of (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of service revenue	$370,395	$398,206	$456,837
Cost of product revenue	79,395	79,184	64,907

Cost of revenue	$449,790	$477,390	$521,744

Other income (expense)

        Other income (expense) is comprised of (in thousands):

	Years Ended December 31,
	2009	2008	2007
Gain on sale of Match Europe	$132,244	$—	$—
Impairment of shares of Arcandor AG ("ARO") stock	(4,593)	(166,699)	—
Impairment of investment portfolio	(343)	(13,322)	—
Net (decrease) increase in the fair value of the derivative created in the HSE sale	(58,097)	5,785	24,121
Net increase in the fair value of the derivatives created in the Expedia spin-off	—	400	5,234
Loss on extinguishment of a portion of 7% Senior Notes due January 15, 2013 (the "Senior Notes")	—	(63,218)	—
Other income	2,548	2,364	6,161

Other income (expense)	$71,759	$(234,690)	$35,516

NOTE 4—INCOME TAXES

        U.S. and foreign (loss) earnings from continuing operations before income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S.	$(1,066,541)	$60,417	$(28,430)
Foreign	99,010	33,066	24,340

Total	$(967,531)	$93,483	$(4,090)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current income tax (benefit) provision:
Federal	$(31,017)	$100,601	$6,125
State	1,604	15,169	(4,292)
Foreign	2,209	5,282	4,914

Current income tax (benefit) provision	(27,204)	121,052	6,747

Deferred income tax provision (benefit):
Federal	30,038	(62,066)	(5,558)
State	(538)	(97,078)	943
Foreign	(811)	395	189

Deferred income tax provision (benefit)	28,689	(158,749)	(4,426)

Income tax provision (benefit)	$1,485	$(37,697)	$2,321

        In 2008, the Company recorded a tax benefit of $37.7 million from continuing operations. This benefit included the net effect of several items related to the Spin-Off totaling $64.5 million. These items comprised: the reversal of $48.7 million of deferred tax liabilities related to the Company's investment in Ticketmaster; the establishment of a valuation allowance of $23.7 million associated with deferred tax assets that were distributed to Tree.com; and the recognition of a state and local deferred tax benefit of $39.5 million, primarily related to the re-measurement of deferred assets and liabilities at the Company's effective tax rate following the Spin-Off. The tax benefit also included an $11.6 million benefit of certain foreign tax credits generated by the sale of Jupiter Shop Channel Co., Ltd. ("Jupiter Shop").

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

        The current income tax payable was reduced by $0.8 million, $0.8 million and $75.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to additional paid-in capital or a reduction in goodwill. In addition, the current income tax payable was reduced by $4.3 million for the year ended December 31, 2009 for tax deductions attributable to settlements of vested stock-based awards denominated in subsidiaries' equity. The related income tax benefits were recorded as amounts charged or credited to additional paid-in-capital.

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

	December 31,
	2009	2008
Deferred tax assets:
Accrued expenses	$19,409	$7,888
Net operating loss carryforwards	35,222	53,145
Tax credit carryforwards	15,747	14,517
Stock-based compensation	68,213	57,229
Income tax reserves, including related interest	53,499	37,193
Intangible and other assets	27,537	—
Investments in unconsolidated affiliates	—	69,771
Other	30,320	25,357

Total deferred tax assets	249,947	265,100
Less valuation allowance	(35,344)	(39,520)

Net deferred tax assets	214,603	225,580

Deferred tax liabilities:
Property and equipment	(19,042)	(191)
Prepaid expenses	(335)	(4,307)
Investment in unconsolidated affiliates	(43,527)	—
Intangible and other assets	—	(9,543)
Other	(5,873)	(15,302)

Total deferred tax liabilities	(68,777)	(29,343)

Net deferred tax asset	$145,826	$196,237

        Included in "Other non-current assets" in the accompanying consolidated balance sheet at December 31, 2009 and 2008 is a non-current deferred tax asset of $103.1 million and $171.9 million, respectively. In addition, included in "Other current assets" in the accompanying consolidated balance sheet at December 31, 2009 and 2008 is a current deferred tax asset of $43.0 million and $24.3 million, respectively. Included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at December 31, 2009 is a non-current deferred tax liability of $0.3 million.

        At December 31, 2009, the Company had federal and state net operating losses ("NOLs") of $57.4 million and $133.4 million, respectively. If not utilized, the federal NOLs will expire at various times between 2020 and 2029, and the state NOLs will expire at various times between 2010 and 2029. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2009, the Company had foreign NOLs of $36.8 million available to offset future income. Of these foreign NOLs, $30.9 million can be carried forward indefinitely, and $3.9 million and $1.9 million will expire within five years and ten years, respectively. During 2009, the Company recognized tax benefits related to NOLs of $1.8 million. Included in this amount was $1.0 million of tax benefits of acquired attributes which was recorded as a reduction of goodwill. At December 31, 2009, the Company had state capital

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

losses of $283.8 million. If not utilized, the state capital losses will expire between 2013 and 2014. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.

        At December 31, 2009, the Company had tax credit carryforwards of $17.4 million. Of this amount, $11.1 million related to federal credits for foreign taxes, $5.4 million related to federal and state tax credits for research activities, and $0.9 million related to various state and local tax credits. Of these credit carryforwards, $6.0 million can be carried forward indefinitely, and $11.4 million will expire within ten years.

        During 2009, the Company's valuation allowance decreased by $4.2 million. The valuation allowance movement primarily relates to reductions for state NOLs and the reversal of certain deferred tax assets recorded through other comprehensive income. These reductions were partially offset by state capital loss carryforwards and foreign NOLs. At December 31, 2009, the Company had a valuation allowance of $35.3 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to (loss) earnings from continuing operations before income taxes is shown as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income tax (benefit) provision at the federal statutory rate of 35%	$(338,636)	$32,719	$(1,431)
State income taxes, net of effect of federal tax benefit	403	(13,795)	(343)
Foreign income taxed at a different statutory tax rate	(182)	(6,398)	(1,064)
Non-deductible impairment of IAC Search & Media	315,886	—	—
Non-deductible goodwill associated with the sale of Match Europe	9,175	—	—
Non-deductible non-cash compensation expense	157	96	1,373
Equity in income of foreign unconsolidated affiliates	—	—	(6,083)
Tax exempt income	(1,148)	(2,400)	(3,649)
Net adjustment related to the reconciliation of income tax provision (benefit) accruals to tax returns, net of effect of federal tax benefit	(439)	(2,245)	1,350
Effect of change in estimated state tax rate	787	(39,456)	(1,476)
Change in tax reserves, net of effect of federal, state and foreign tax benefits	14,622	12,500	13,774
Federal tax credits for research activities	(1,061)	(1,039)	(2,033)
Non-taxable gains on derivatives	—	(191)	(2,035)
Non-deductible expenses related to the Spin-Off	—	8,727	1,147
Non-deductible expenses	2,588	3,453	1,892
Change in federal valuation allowance on investments in unconsolidated affiliates	1,446	9,522	762
Foreign tax credits	(5,200)	(11,608)	—
Reversal of deferred tax liability associated with investment in Ticketmaster	—	(48,695)	—
Establishment of valuation allowance on deferred tax assets distributed to Tree.com	—	23,685	—
Other, net	3,087	(2,572)	137

Income tax provision (benefit)	$1,485	$(37,697)	$2,321

        No federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating $68.2 million at December 31, 2009. The amount of the unrecognized deferred U.S. income tax liability with respect to such earnings is $14.5 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2009	2008
	(In thousands)
Balance at beginning of year	$372,633	$245,168
Additions based on tax positions related to the current year	2,333	158,242
Additions for tax positions of prior years	35,432	11,761
Reductions for tax positions of prior years	(14,991)	(13,704)
Settlements	(1,113)	(26,304)
Expiration of applicable statute of limitations	—	(2,530)

Balance at end of year	$394,294	$372,633

        As of December 31, 2009 and December 31, 2008, unrecognized tax benefits, including interest, were $462.9 million and $422.3 million, respectively. The total unrecognized tax benefits as of December 31, 2009 include $12.2 million that have been netted against the related deferred tax assets. Of the remaining balance, $450.1 million and $0.6 million are reflected in "non-current income taxes payable" and "accrued expenses and other current liabilities", respectively. Unrecognized tax benefits for the year ended December 31, 2009 increased by $21.7 million due principally to a net increase in state and local tax reserves, partially offset by the reversal of deductible temporary differences. Included in unrecognized tax benefits at December 31, 2009 is $112.6 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of December 31, 2009 are subsequently recognized, $94.3 million and $191.8 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $3.4 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations and discontinued operations for the year ended December 31, 2009 is an $8.3 million expense and a $3.7 million expense, respectively, net of related deferred taxes of $5.5 million and $2.5 million, respectively, for interest on unrecognized tax benefits. At December 31, 2009 and December 31, 2008, the Company has accrued $68.7 million and $49.7 million, respectively, for the payment of interest. Included in the income tax expense from continuing operations and discontinued operations for the year ended December 31, 2009 is a $3.1 million expense and a $1.3 million expense, respectively, for penalties on unrecognized tax benefits. At December 31, 2009 and December 31, 2008, the Company has accrued $5.0 million and $0.6 million, respectively, for penalties.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        The IRS is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2010. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2002. These examinations are expected to be completed in 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $16.5 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The Company also reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of a definite-lived intangible asset may not be recoverable. The Company performed its annual assessment for impairment of goodwill and indefinite-lived intangible assets as of October 1 in connection with the preparation of its annual financial statements.

        In connection with its annual assessment and its review of definite-lived intangible assets in 2009, the Company identified and recorded impairment charges at the Search segment related to the write-down of the goodwill and indefinite-lived and definite-lived intangible assets of IAC Search & Media of $916.9 million, $104.1 million and $24.2 million, respectively. The goodwill and indefinite-lived intangible asset impairment charges reflect lower growth projections for revenue and profits at IAC Search & Media in future years that reflect the Company's consideration of industry growth rates, competitive dynamics and IAC Search & Media's current operating strategies and the impact of these factors on the fair value of IAC Search & Media and its goodwill and indefinite-lived intangible assets. The indefinite-lived intangible asset impairment charge relates to trade names and trademarks. The definite-lived intangible asset impairment charge primarily relates to certain technology and advertiser relationships, the carrying values of which were no longer considered recoverable based upon an assessment of future cash flows related to these assets. Accordingly, these assets were written down to fair value.

        In connection with its annual assessment in 2008, the Company identified and recorded impairment charges related to the write-down of the goodwill and indefinite-lived intangible assets of Connected Ventures, which is included in the Media & Other segment, of $11.6 million and $3.4 million, respectively, and the indefinite-lived intangible assets of the Search segment of $9.2 million. The impairment at Connected Ventures resulted from the Company's assessment of its future profitability. The impairment at the Search segment primarily resulted from the decline in revenue and profitability at IAC Search & Media's Excite, iWon and MyWay portals businesses.

        The Company determines the fair values of its reporting units using discounted cash flow ("DCF") analyses. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows of the respective reporting units. The discount rates used in the Company's annual impairment assessments were the same in 2009 and 2008.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF valuation analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. The discount rates used in the Company's annual impairment assessments were the same in 2009 and 2008. The royalty rates were unchanged from 2008 to 2009 with the exception of the reduced royalty rates used in the determination of the fair values of certain trade names and trademarks of IAC Search & Media.

        The indefinite-lived and definite-lived intangible asset impairment charges are included in amortization of intangibles in the accompanying consolidated statement of operations.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31,
	2009	2008
Goodwill	$999,355	$1,910,295
Intangible assets with indefinite lives	245,737	337,313
Intangible assets with definite lives, net	15,435	49,443

Total goodwill and intangible assets, net	$1,260,527	$2,297,051

        The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2009 (in thousands):

	Balance as of January 1, 2009	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of December 31, 2009
IAC Search & Media	$1,451,767	$—	$(7,298)	$(916,868)	$3	$527,604
Citysearch	9,330	8,120	—	—	—	17,450

Search	1,461,097	8,120	(7,298)	(916,868)	3	545,054
Match	225,558	62,365	(41,876)	—	7,765	253,812
ServiceMagic	107,369	4,014	(1,760)	—	1,066	110,689
Shoebuy	49,744	—	—	—	—	49,744
InstantAction.com	31,620	—	—	—	—	31,620
ReserveAmerica	25,415	—	(25,109)	—	(306)	—
Connected Ventures	8,436	—	—	—	—	8,436
Gifts.com	1,056	—	—	(1,056)	—	—

Media & Other	116,271	—	(25,109)	(1,056)	(306)	89,800

Total	$1,910,295	$74,499	$(76,043)	$(917,924)	$8,528	$999,355

        Additions principally relate to the acquisition of PeopleMedia, Inc. on July 13, 2009. Deductions principally relate to the sale of Match Europe on June 5, 2009 and the sale of ReserveAmerica on January 31, 2009. Connected Ventures' goodwill at January 1, 2009 and December 31, 2009 includes accumulated impairment losses of $11.6 million. IAC Search & Media's goodwill at December 31, 2009 includes accumulated impairment losses of $916.9 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of December 31, 2008
IAC Search & Media	$1,349,084	$103,033	$(335)	$—	$(15)	$1,451,767
Citysearch	12,830	9	(3,509)	—	—	9,330

Search	1,361,914	103,042	(3,844)	—	(15)	1,461,097
Match	233,397	—	—	—	(7,839)	225,558
ServiceMagic	99,641	7,728	—	—	—	107,369
Shoebuy	49,744	—	—	—	—	49,744
InstantAction.com	27,159	4,875	(414)	—	—	31,620
ReserveAmerica	30,900	—	—	—	(5,485)	25,415
Connected Ventures	19,968	68	—	(11,600)	—	8,436
Gifts.com	1,056	—	—	—	—	1,056

Media & Other	128,827	4,943	(414)	(11,600)	(5,485)	116,271

Total	$1,823,779	$115,713	$(4,258)	$(11,600)	$(13,339)	$1,910,295

        Additions principally relate to the acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008. There are no accumulated impairment losses at January 1, 2008.

        Intangible assets with indefinite-lives relate to trade names and trademarks acquired in various acquisitions. At December 31, 2009, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$7,758	$(5,229)	$2,529	3.5
Supplier agreements	17,020	(12,207)	4,813	6.0
Customer lists	8,019	(6,494)	1,525	1.2
Other	18,474	(11,906)	6,568	3.5

Total	$51,271	$(35,836)	$15,435

        At December 31, 2008, intangible assets with definite-lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Technology	$113,599	$(78,617)	$34,982	4.9
Supplier agreements	22,370	(10,302)	12,068	6.0
Distribution agreements	4,600	(3,969)	631	4.0
Customer lists	2,639	(2,472)	167	1.8
Other	17,969	(16,374)	1,595	2.8

Total	$161,177	$(111,734)	$49,443

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite-lives is computed on a straight-line basis and, based on December 31, 2009 balances, such amortization for the next five years is estimated to be as follows (in thousands):

Years Ending December 31,
2010	$6,329
2011	4,224
2012	2,981
2013	1,832
2014	69

$15,435

NOTE 6—MARKETABLE SECURITIES

        At December 31, 2009, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$194,609	$841	$(258)	$195,192
States of the U.S. and state political subdivisions	110,650	1,228	(15)	111,863
U.S. treasuries	174,929	16	(2)	174,943
Other fixed term obligations	705	—	(17)	688

Total debt securities	480,893	2,085	(292)	482,686
Equity securities	1,336	3,569	—	4,905

Total marketable securities	$482,229	$5,654	$(292)	$487,591

        The proceeds from sales and maturities of available-for-sale marketable securities were $293.6 million, which resulted in gross realized gains of $42.4 million and gross realized losses of $12.4 million for the year ended December 31, 2009. The net realized gains are included in "Other income (expense)" in the accompanying consolidated statement of operations. These proceeds and realized gains and losses include amounts related to the sale of certain marketable equity securities, including OpenTable, Inc., that were included in "Long-term investments" in the accompanying consolidated balance sheet at December 31, 2008. The remaining investment in Open Table, Inc. is now considered short-term and included in the table above.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$345,470	$346,353
Due after one year through five years	134,718	135,645
Due after five years through ten years	—	—
Due after ten years	705	688

Total	$480,893	$482,686

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES (Continued)

        The following table summarizes those investments with unrealized losses at December 31, 2009 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$74,839	$(176)	$519	$(82)	$75,358	$(258)
States of the U.S. and state political subdivisions	4,501	(15)	—	—	4,501	(15)
U.S. treasuries	49,965	(2)	—	—	49,965	(2)
Other fixed term obligations	—	—	688	(17)	688	(17)

Total	$129,305	$(193)	$1,207	$(99)	$130,512	$(292)

        Substantially all of the Company's fixed income securities are rated investment grade or better. The gross unrealized losses related to fixed income securities were due primarily to changes in credit quality of the security or interest rates. Because the Company does not intend to sell any marketable securities and it is not more likely than not that the Company will be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired at December 31, 2009.

        During the year ended December 31, 2009, $0.7 million of net unrealized gains, net of tax, included within other comprehensive income at December 31, 2008, were recognized into earnings.

        At December 31, 2008, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$12,561	$138	$(368)	$12,331
State of the U.S. and state political subdivisions	103,476	1,413	(2)	104,887
U.S. treasuries and government agency bonds	7,100	46	—	7,146
Other fixed term obligations	1,285	—	(57)	1,228

Total debt securities	124,422	1,597	(427)	125,592

Total marketable securities	$124,422	$1,597	$(427)	$125,592

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES (Continued)

        The following table summarizes those investments with unrealized losses at December 31, 2008 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$6,844	$(362)	$2,049	$(6)	$8,893	$(368)
State of the U.S. and state political subdivisions	2,116	(2)	—	—	2,116	(2)
Other fixed term obligations	384	(4)	853	(53)	1,237	(57)

Total	$9,344	$(368)	$2,902	$(59)	$12,246	$(427)

        During 2008, the Company recorded an other-than-temporary impairment charge on marketable securities of $1.8 million that is included in "Other income (expense)" in the accompanying consolidated statement of operations. The decline in value was determined to be other-than-temporary due to the Company's assessment of the creditworthiness of the issuers of the securities. At December 31, 2008, the Company's management determined that the gross unrealized losses on its available-for-sale marketable securities were temporary in nature because it was not more likely than not that the Company would be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity. There were no other-than-temporary impairment charges recorded in 2007.

        During the year ended December 31, 2008, $0.6 million of net unrealized losses, net of tax, included within other comprehensive income at December 31, 2007, were recognized into earnings. Additionally, $46.1 million in unrealized losses, net of tax, were recognized into earnings related to the impairment of the Company's investment in ARO stock.

Investment in ARO

        As part of the consideration for the sale of HSE to ARO on June 19, 2007, IAC received approximately 5.5 million shares of ARO stock plus additional consideration in the form of a contingent value right ("CVR") (See Note 8 for additional information on the CVR). ARO shares are listed on the German stock exchange (XETRA: ARO). During 2009, the Company sold its 5.5 million shares of ARO stock, resulting in a pre-tax loss of $12.3 million, which is included in the gross realized losses for the year ended December 31, 2009 disclosed above. Prior to the sale of its last 1.1 million shares of ARO stock, the Company concluded that the decline in the stock price of these remaining shares was other-than-temporary, due in part, to ARO's insolvency filing on June 9, 2009, and recorded impairment charges totaling $4.6 million. During 2008, the Company had concluded that the decline in the ARO stock price was other-than-temporary, due to the decline in, and the Company's assessment of near-to-medium term prospects for recovery of, the ARO stock price, and recorded impairment charges totaling $166.7 million. The investment in ARO is included in "Long-term investments" in the accompanying consolidated balance sheet at December 31, 2008.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS

        The balance of long-term investments is as follows (in thousands):

	December 31,
	2009	2008
Long-term marketable equity securities	$15,608	$38,760
Equity method investments	200,373	49,001
Cost method investments	44,314	22,096
Auction rate securities	12,635	10,725

Total long-term investments	$272,930	$120,582

Long-term marketable equity securities

        Certain marketable equity securities that were considered long-term at December 31, 2008 are now considered short-term and included in "Marketable securities" in the accompanying consolidated balance sheet at December 31, 2009. See Note 6 for additional information relating to these marketable equity securities.

        The amortized cost basis of long-term marketable equity securities was $12.9 million and $38.1 million at December 31, 2009 and 2008, respectively. Gross unrealized gains were $2.7 million at December 31, 2009 and gross unrealized losses were less than $0.1 million at December 31, 2008. The unrealized gain at December 31, 2009, and the unrealized loss at December 31, 2008 are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet.

        During 2008, the Company recorded a $6.2 million impairment charge related to the write-down of certain long-term marketable securities. These losses were determined to be other-than-temporary due to the significant decline in and the duration of the decline in their stock prices. These impairment charges are included in "Other income (expense)" in the accompanying consolidated statement of operations.

Equity method investments

        On June 5, 2009, Match completed the sale of its European operations to Meetic, an online dating company based in France. As consideration, Match received a 27% stake in Meetic, which is accounted for under the equity method on a one-quarter lag. The carrying value of the investment in Meetic is $156.5 million (€106.3 million) at December 31, 2009. The fair value of the investment in Meetic, based on its quoted market price, is $166.7 million (€115.8 million) at December 31, 2009.

        On December 8, 2008, the Company sold its 30% equity stake in Jupiter Shop, a Japanese TV shopping company, for $493.3 million. The transaction resulted in a pre-tax gain of $352.0 million, which is included in "Gain on sale of long-term investments" in the accompanying consolidated statement of operations. The pre-tax gain included $21.5 million of foreign currency translation gains that were recognized into earnings at the time of the sale. Additionally, in the fourth quarter of 2008, the Company recorded a $5.5 million impairment charge related to the write-down of an equity method investment to its fair value. The decline in value was determined to be other-than-temporary due to the equity method investee's operating losses, negative operating cash flows and the resulting need for changes to the investee's existing business model. The resulting valuation of the investee also reflected the assessment of market conditions and the investee's ability to successfully restructure. The

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS (Continued)

impairment charge is included in "Equity in (losses) income of unconsolidated affiliates" in the accompanying consolidated statement of operations.

        On June 11, 2008, pursuant to an agreement with Points International, Ltd. ("Points"), IAC converted its preferred shares of Points into 29.4 million common shares of Points, sold 27.8 million of such common shares to a syndicate of underwriters for $42.4 million and surrendered the remaining 1.6 million common shares to Points for cancellation. In addition, IAC's nominees to the board of directors of Points stepped down. The transaction resulted in a pre-tax gain of $29.1 million, which is included in "Gain on sale of long-term investments" in the accompanying consolidated statement of operations. Prior to this transaction, IAC accounted for its investment in Points under the equity method due to IAC's representation on the board of directors of Points. Following this transaction, IAC accounted for its remaining investment in Points as a marketable equity security. During the fourth quarter of 2009, IAC sold its remaining investment in Points resulting in a nominal gain.

        The Company's equity in (losses) income of its unconsolidated affiliates for each of the years in the three year period ended December 31, 2009 is presented below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Equity in income of Jupiter Shop	$—	$29,836	$25,974
Equity in losses of unconsolidated affiliates other than Jupiter Shop	(14,014)	(13,196)	(3,622)

Total	$(14,014)	$16,640	$22,352

        Summarized financial information for Jupiter Shop is as follows (in thousands):

	As of November 30, 2008 and for the period December 1, 2007 to November 30, 2008	2007
Current assets	$593,911	$244,918
Non-current assets	88,568	239,564
Current liabilities	(143,466)	(111,168)
Non-current liabilities	(4,565)	(3,629)
Net sales	1,021,215	866,739
Gross profit	501,849	336,809
Net income	99,452	86,581

        At December 31, 2009, the Company's investments accounted for under the equity method, along with the principal market that the investee operates, and IAC's relevant ownership percentage include:

Meetic (Europe)	26.84%
The Health Central Network, Inc. (United States)	35.22%
MerchantCircle Inc. (United States)	16.88%
Medem, Inc. (United States)	35.97%
DJ/IAC Online Ventures, LLC (United States)	50.00%

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS (Continued)

        Summarized aggregated financial information of the Company's equity investments is as follows (in thousands):

	2009	2008
Current assets	$116,406	$48,118
Non-current assets	412,588	46,283
Current liabilities	(103,210)	(6,639)
Non-current liabilities	(17,725)	(11,044)
Net sales	114,128	13,201
Gross profit	36,900	6,230
Net loss	(4,966)	(21,756)

Cost method investments

        In the fourth quarter of 2008, the Company recorded a $7.1 million impairment charge related to the write-down of certain cost method investments to fair value. The decline in value was determined to be other other-than-temporary due to management's reassessment of the fair value of these investments due, in part, to operating results and valuations implied by capital transactions. The impairment charge is included in "Other income (expense)" in the accompanying consolidated statement of operations.

Auction rate securities

        See Note 8 for additional information regarding auction rate securities.

NOTE 8—FAIR VALUE MEASUREMENTS

        The Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

  •
  Level 1: Observable inputs such as quoted prices for identical assets and liabilities in active markets obtained from independent sources.

  •
  Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair value of the Company's level 2 financial assets is primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case a weighted average market price is used.

  •
  Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability. See below for a discussion of assets measured at fair value using level 3 inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2009
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash equivalents:
Treasury and government agency money market funds	$807,257	$—	$—	$807,257
Commercial paper	—	300,226	—	300,226
Treasury discount notes	25,000	—	—	25,000
Time deposits	—	41,850	—	41,850
Corporate debt securities	—	1,915	—	1,915
Marketable securities:
Corporate debt securities	—	195,192	—	195,192
States of the U.S. and state political subdivisions	—	111,863	—	111,863
U.S. treasuries	174,943	—	—	174,943
Other fixed term obligations	—	688	—	688
Equity securities	4,905	—	—	4,905
Long-term investments:
Marketable equity security	15,608	—	—	15,608
Auction rate securities	—	—	12,635	12,635

Total	$1,027,713	$651,734	$12,635	$1,692,082

	December 31, 2008
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash equivalents:
Treasury and government agency money market funds	$1,645,933	$—	$—	$1,645,933
Marketable securities:
Corporate debt securities	—	12,331	—	12,331
States of the U.S. and state political subdivisions	—	104,887	—	104,887
U.S. treasuries and government agency bonds	7,146	—	—	7,146
Other fixed term obligations	—	1,228	—	1,228
Long-term investments:
Marketable equity security	38,760	—	—	38,760
Auction rate securities	—	—	10,725	10,725
Other non-current assets:
Derivative asset created in the HSE sale	—	—	57,189	57,189

Total	$1,691,839	$118,446	$67,914	$1,878,199

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For The Year Ended
	December 31, 2009		December 31, 2008
	Auction Rate Securities	Derivative Asset Created in the HSE Sale	Auction Rate Securities	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at January 1	$10,725	$57,189	$14,763	$1,100	$54,656
Total net gains (losses) (realized and unrealized):
Included in earnings(a)	—	(57,189)	—	400	5,785
Included in other comprehensive income	1,910	—	(4,038)	—	(3,252)
Purchases, sales, issuances and settlements, net	—	—	—	(1,500)	—

Balance at December 31	$12,635	$—	$10,725	$—	$57,189

(a)
The losses relating to the derivative asset created in the HSE sale for 2009 consist of a write-down of $58.1 million, described below, partially offset by foreign currency translation gains.

        The following table presents the gains and losses included in earnings for the years ended December 31, 2009 and 2008 relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Year Ended
	December 31, 2009	December 31, 2008
	Derivative Asset Created in the HSE Sale	Net Derivatives Created in the Expedia Spin-Off	Derivative Asset Created in the HSE Sale
	(In thousands)
Total (losses) gains included in earnings:
Other income (expense)	$(57,189)	$400	$5,785

Total	$(57,189)	$400	$5,785

Change in unrealized (losses) gains relating to assets and liabilities still held at December 31:
Other income (expense)	$(57,189)		$5,785

Total	$(57,189)		$5,785

Auction rate securities

        The auction rate securities are valued by discounting the estimated future cash flow streams of the securities over the life of the securities. Credit spreads and other risk factors are also considered in

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS (Continued)

establishing a fair value. At December 31, 2009, the auction rate securities are rated AA-/WR or A/WR. Due to their high credit rating and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss of $2.4 million to be an other-than-temporary impairment at December 31, 2009. The auction rate securities mature in 2025 and 2035.

Derivative asset created in the HSE sale

        The CVR is accounted for as a derivative asset and maintained at fair value relying on significant unobservable inputs including credit risk. During 2009, the Company wrote the value of the CVR down to zero. This reflects the increased credit risk due to ARO's insolvency filing and the Company's assessment of the value that it expects to recover. The charge resulting from this write-down totaled $58.1 million.

Non-financial assets measured at fair value on a nonrecurring basis

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on level 3 inputs. See Note 5 for discussion of goodwill and intangible asset impairment charges in 2009 and 2008.

NOTE 9—FINANCIAL INSTRUMENTS

        The fair value of financial instruments listed below has been determined by the Company using available market information and appropriate valuation methodologies. The Company's financial instruments include a guarantee and letters of credit, as well as surety bonds in 2008. These commitments are in place to facilitate the commercial operations of IAC and certain subsidiaries.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$1,245,997	$1,245,997	$1,744,994	$1,744,994
Marketable securities	487,591	487,591	125,592	125,592
Long-term marketable equity securities	15,608	15,608	38,760	38,760
Auction rate securities	12,635	12,635	10,725	10,725
Notes receivable, non-current	3,271	2,426	251	251
Long-term debt	(95,844)	(77,123)	(95,844)	(67,557)
Derivative asset created in the HSE sale	—	—	57,189	57,189
Guarantee, letters of credit and surety bonds	N/A	(535)	N/A	(556)

        The carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturity. Notes receivable, non-current are valued based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt was estimated using quoted market prices. The fair value of the guarantee, letters of credit and surety bonds are based on the present value of the costs associated with maintaining these instruments over their expected term.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FINANCIAL INSTRUMENTS (Continued)

See Note 6 and Note 7 for discussion of the fair value of marketable securities and long-term marketable equity securities, respectively, and Note 8 for discussion of the fair value of the auction rate securities and the derivative asset created in the HSE sale.

NOTE 10—LONG-TERM DEBT

	December 31,
	2009	2008
	(In thousands)
7.00% Senior Notes due January 15, 2013; interest payable each January 15 and July 15 which commenced July 15, 2003	$15,844	$15,844
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000

Long-term debt	$95,844	$95,844

        On July 11, 2008, IAC commenced a tender offer to purchase the outstanding Senior Notes. On August 20, 2008, the Company purchased for cash $456.7 million in principal amount of Senior Notes validly tendered. Concurrent with the tender offer and in connection with the Spin-Off, the Company exchanged an additional $277.4 million in principal amount of Senior Notes for the debt of ILG. In connection with the tender offer and the exchange, the Company recorded a net loss of $63.2 million on the extinguishment of $734.2 million of the Senior Notes which is recorded in "Other income (expense)" in the accompanying consolidated statement of operations.

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

        Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2013	$15,844
2035	80,000

$95,844

NOTE 11—SHAREHOLDERS' EQUITY

Description of Common Stock and Class B Convertible Common Stock

        With respect to matters that may be submitted to a vote or for the consent of IAC's shareholders generally, including the election of directors, each holder of shares of IAC common stock and IAC

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHAREHOLDERS' EQUITY (Continued)

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

        In the event that IAC issues or proposes to issue any shares of IAC common stock or Class B common stock (with certain limited exceptions), including shares issued upon exercise, vesting of restricted stock units ("RSUs") and performance stock units ("PSUs"), conversion or exchange of options, warrants and convertible securities, Liberty Media Corporation ("Liberty") will have preemptive rights that entitle it to purchase, subject to a cap, a number of IAC common shares so that Liberty will maintain the identical ownership interest in IAC that Liberty had immediately prior to such issuance or proposed issuance. Any purchase by Liberty will be allocated between IAC common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opts to acquire shares of IAC common stock in lieu of shares of IAC Class B common stock. Liberty was not entitled to exercise any of its preemptive rights in 2009 and 2008 as its ownership, at the time of notice, has exceeded the established cap.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHAREHOLDERS' EQUITY (Continued)

        At December 31, 2009 and 2008 there was no preferred stock issued and outstanding.

Stockholders Agreement

        Mr. Diller, Chairman of the Board and Chief Executive Officer of the Company, through his own holdings, and holdings of Liberty, over which Mr. Diller has voting control pursuant to the amended and restated stockholders agreement, dated as of August 9, 2005, between Liberty and Mr. Diller, had the right to vote approximately 14.33% (15,494,413 shares) of IAC's outstanding common stock, and 100% (12,799,999 shares) of IAC's outstanding Class B common stock at December 31, 2009. As a result, Mr. Diller controlled 60.8% of the outstanding total voting power of the Company as of December 31, 2009 and is effectively able to control the outcome of nearly all matters submitted to a vote of the Company's shareholders.

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 55.6 million shares of IAC common stock were reserved as of December 31, 2009.

Warrants

        A summary of changes in outstanding warrants is as follows:

	December 31, 2009
	Number of IAC Common Shares Underlying Warrants	Weighted Average Strike Price
	(Shares in thousands)
Outstanding at January 1, 2009	39,162	$24.59
Issued	—	—
Exercised	(11,580)	13.08
Expired	(9,282)	32.09

Outstanding at December 31, 2009	18,300	$28.08

        During the years ended December 31, 2008 and 2007 there were approximately 148,000 and 250 warrants exercised, respectively. No warrants were issued during the years ended December 31, 2008 and 2007.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHAREHOLDERS' EQUITY (Continued)

        At December 31, 2009, warrants to acquire shares of IAC common stock were outstanding as follows:

	Expiration Date	Number of IAC Common Shares Underlying Warrants Outstanding At December 31, 2009	Average Strike per IAC Share
		(In thousands)
Issued in Vivendi deal:
Tranche 1	5/7/12	13,749	$26.87
Tranche 2	5/7/12	4,548	$31.75
Other	1/14/10–5/19/10	3	$15.11

		18,300	$28.08

Common Stock Repurchases

        During 2009 and 2008, the Company purchased 32.1 million and 3.0 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $554.2 million and $145.6 million, respectively. On July 29, 2009, the Company announced that its Board of Directors authorized the repurchase of up to an additional 20 million shares of IAC common stock. At December 31, 2009, the Company had approximately 10.3 million shares remaining in its share repurchase authorization.

NOTE 12—(LOSS) EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to IAC shareholders.

	Years Ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(969,016)	$(969,016)	$131,180	$131,180	$(6,411)	$(6,411)
Net loss attributable to noncontrolling interests	1,090	1,090	5,849	5,849	2,014	2,014

(Loss) earnings from continuing operations attributable to IAC shareholders	(967,926)	(967,926)	137,029	137,029	(4,397)	(4,397)
Loss from discontinued operations, including gain on sale, net of tax	(10,896)	(10,896)	(293,230)	(293,230)	(139,672)	(139,672)

Net loss attributable to IAC shareholders	$(978,822)	$(978,822)	$(156,201)	$(156,201)	$(144,069)	$(144,069)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—(LOSS) EARNINGS PER SHARE (Continued)

	Years Ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Denominator:
Weighted average basic shares outstanding	138,599	138,599	139,850	139,850	142,843	142,843
Dilutive securities including stock options, warrants, RSUs and PSUs	—	—	—	4,126	—	—

Denominator for earnings per share—weighted average shares(a)(b)	138,599	138,599	139,850	143,976	142,843	142,843

(Loss) earnings per share attributable to IAC shareholders:
(Loss) earnings per share from continuing operations	$(6.98)	$(6.98)	$0.98	$0.95	$(0.03)	$(0.03)
Discontinued operations, net of tax	(0.08)	(0.08)	(2.10)	(2.03)	(0.98)	(0.98)

Loss per share	$(7.06)	$(7.06)	$(1.12)	$(1.08)	$(1.01)	$(1.01)

(a)
Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of RSUs and PSUs and conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes") if the effect is dilutive. For the year ended December 31, 2008, approximately 39.9 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. During the second quarter of 2008 all outstanding Convertible Notes were fully converted.

(b)
For the years ended December 31, 2009 and 2007, the Company had losses from continuing operations and as a result, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the years ended December 31, 2009 and 2007, approximately 38.0 million and 28.7 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 13—STOCK-BASED COMPENSATION

        IAC currently has three active plans under which awards have been granted, which cover stock options to acquire shares of IAC common stock, RSUs, PSUs and restricted stock, as well as provide for the future grant of these and other equity awards. These plans are: the IAC 2008 Stock and Annual Incentive Plan (the "2008 Plan"), the IAC 2005 Stock and Annual Incentive Plan (the "2005 Plan") and the Amended and Restated IAC 2000 Stock and Annual Incentive Plan (the "2000 Plan"). Under the 2008 Plan, the Company was originally authorized to grant stock options, RSUs, PSUs, restricted stock and other equity based awards for up to 20.0 million shares of IAC common stock. Under the 2005 Plan, the Company was originally authorized to grant stock options, RSUs, PSUs, restricted stock and other equity based awards for up to 20.0 million shares of IAC common stock, adjusted to reflect IAC's one-for-two reverse stock split in August 2008. Under the 2000 Plan, the Company is authorized to grant stock options, RSUs, PSUs, restricted stock, and other equity based awards and the number of

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

shares that remained available for future awards pursuant to the authorizations under this plan was adjusted to give effect to the reverse stock splits in August 2005 and August 2008. The active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2009, there are 15.9 million shares available for grant under these plans.

        The plans described above have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards to date have generally vested in equal annual installments over a four-year period and RSU awards to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date. PSU awards to date generally cliff vest at the end of a three to five-year period from the date of grant. In addition to equity awards outstanding under the three active plans described above, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.

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

        In connection with the Spin-Off, the majority of outstanding share-based compensation instruments of the Company were modified. Accordingly, on August 20, 2008, the Company recorded a one-time charge of $31.5 million of which $15.1 million is included in continuing operations and $16.5 million is included in discontinued operations. This one-time charge is principally related to the acceleration of RSUs granted prior to August 8, 2005 or were scheduled to vest on or before February 28, 2009. In addition, PSUs granted to non-corporate employees in 2007 were not accelerated but were converted into RSUs with the same vesting schedule. All equity awards held by IAC employees were converted into either awards denominated solely in IAC common shares or a combination of IAC common shares and the common shares of the spun-off businesses, in all cases with appropriate adjustments to the number of shares of common stock, and exercise prices in the case of options, underlying each such award to maintain pre- and post spin-off values. The total incremental compensation cost resulting from the modification was $20.7 million for employees that remained IAC employees following the Spin-Off. This cost will be recognized over the vesting period of the awards. For the year ended December 31, 2009 and for the period from August 20, 2008 to December 31, 2008, $8.5 million and $3.5 million, respectively, of this incremental compensation cost was recognized in the accompanying consolidated statement of operations.

        The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 related to stock-based compensation was $26.8 million, $33.8 million and $26.8 million, respectively.

        As of December 31, 2009, there was $137.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

Stock Options

        A summary of changes in outstanding stock options is as follows:

	December 31, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2009	17,165	$20.77
Granted	929	17.45
Exercised	(365)	10.35
Forfeited	(2,265)	18.36
Expired	(798)	26.15

Outstanding at December 31, 2009	14,666	$20.89	7.1	$32,139

Options exercisable	4,691	$19.85	5.3	$10,786

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. Approximately 0.9 million and 15.7 million stock options were granted by the Company during the years ended December 31, 2009 and 2008, respectively. There were no stock options granted by the Company during the year ended December 31, 2007.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Due to the lack of sufficient historical IAC stock price volatilities subsequent to the Spin-Off, expected stock price volatilities are estimated based on historical stock price volatilities of peer companies operating in the same industry sector as IAC. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2009	2008
Expected volatility	59%	47%
Risk-free interest rate	2.1%	2.6%
Expected term	4.9 years	4.4 years
Dividend yield	0	0

        The weighted average fair value of stock options granted during the years ended December 31, 2009 and 2008 with exercise prices equal to the market prices of IAC's common stock on the date of grant was $8.95 and $7.46, respectively. There were no stock options issued during the year ended December 31, 2009 with exercise prices greater than the market value of IAC's common stock on the date of grant. The weighted average exercise price and weighted average fair value of stock options granted during the year ended December 31, 2008 with exercise prices greater than the market value of IAC's common stock on the date of grant were $22.69 and $6.48, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.8 million, $7.6 million and $223.6 million, respectively.

        Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2009, 2008 and 2007: were $3.8 million and $0.8 million; $8.5 million and $2.1 million; and $39.3 million and $88.2 million, respectively.

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2009	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(Shares in thousands)
$0.01 to $10.00	182	2.7	$6.30	182	2.7	$6.30
$10.01 to $20.00	6,922	8.3	16.39	1,875	7.0	16.27
$20.01 to $30.00	5,563	6.5	21.86	2,534	4.5	22.79
$30.01 to $40.00	1,267	5.3	31.09	67	3.5	31.69
$40.01 to $50.00	726	5.2	41.89	27	0.2	44.25
$50.01 to $60.00	6	0.2	59.50	6	0.2	59.50

	14,666	7.1	$20.89	4,691	5.3	$19.85

Restricted Stock, Restricted Stock Units and Performance Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. With the exception of awards to non-U.S. employees, which are settled in cash, all awards are settled in stock. Each restricted stock, RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all restricted stock, RSUs and PSUs for which vesting is considered probable. For restricted stock and RSU grants to U.S. employees, the accounting charge is measured at the grant date as the fair value of IAC common stock and expensed ratably as non-cash compensation over the vesting term. For PSU grants to U.S. employees, the expense is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting period if the performance targets are considered probable of being achieved.

        The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and expensed ratably over the vesting term, subject to mark-to-market adjustments for

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

changes in the price of IAC common stock, as compensation expense within general and administrative expense. At December 31, 2009, 2008 and 2007, less than 0.1 million, 0.1 million and 0.2 million international awards were outstanding, respectively. Cash payments related to awards to international employees, including employees of businesses currently presented within discontinued operations, totaled $0.3 million, $3.5 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        As of December 31, 2009 and 2008 there were no outstanding nonvested restricted stock awards. Nonvested RSUs and PSUs outstanding as of December 31, 2009 and changes during the year ended December 31, 2009 were as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2009	3,129	$26.43	954	$23.39
Granted	165	16.21	873	20.66
Vested	(316)	23.58	—	—
Forfeited	(583)	27.01	(12)	29.98

Nonvested at December 31, 2009	2,395	$25.82	1,815	$22.03

        The weighted average fair value of restricted stock, RSUs and PSUs granted during years ended December 31, 2009, 2008 and 2007 based on market prices of IAC's common stock on the grant date was $19.95, $21.22 and $32.71, respectively. The total fair value of restricted stock, RSUs and PSUs that vested during the years ended December 31, 2009, 2008 and 2007 was $5.3 million, $72.2 million and $54.2 million, respectively.

Equity Instruments Denominated in the Shares of Certain Subsidiaries

        IAC has granted phantom equity units and stock options in various operating subsidiaries to certain members of the subsidiaries' management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. In some cases, IAC has taken a preferred interest in the subsidiary with a face value equal to the subsidiary's acquisition price or, when funding a start-up business, its investment cost, or a certain other fixed amount. In some cases, these preferred interests accrete with paid-in-kind dividends at a prescribed rate of return. The value of the phantom equity units and stock options is tied to the value of the common stock of the entity, with the equity awards management receives as a whole generally representing a small minority of the total common stock outstanding. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the preferred interest (including the accretion of dividends), our investment cost or other fixed amount or, in the case of stock options, the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock or cash at the option of IAC, with fair market value determined by negotiation or arbitration, at various dates through 2015. The expense associated with these equity awards is initially measured at fair value at the grant date and is amortized ratably as non-cash compensation over the vesting term. The aggregate number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

unvested interests, as of December 31, 2009 is 2.0 million shares, which is included in the calculation of diluted earnings per share if the effect is dilutive.

NOTE 14—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. Entities included in discontinued operations, as described in Note 15, are excluded from the schedules below except for the schedule of assets, in which they are included in corporate. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of Media & Other, do not meet the quantitative thresholds that require presentation as separate operating segments.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue:
Search	$688,163	$765,526	$745,996
Match	342,598	365,505	348,733
ServiceMagic	155,813	123,914	93,385
Media & Other	197,842	216,444	164,068
Inter-segment elimination	(8,628)	(26,294)	(19,600)

Total	$1,375,788	$1,445,095	$1,332,582

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating (Loss) Income:
Search	$(990,119)	$97,456	$27,100
Match	84,655	75,490	65,780
ServiceMagic	13,383	23,983	17,587
Media & Other	(32,522)	(52,678)	(18,545)
Corporate	(133,903)	(206,212)	(170,426)

Total	$(1,058,506)	$(61,961)	$(78,504)

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating Income Before Amortization(a):
Search	$81,727	$136,311	$85,388
Match	94,124	91,266	78,367
ServiceMagic	21,286	26,244	20,764
Media & Other	(28,659)	(32,201)	(5,103)
Corporate	(65,635)	(121,522)	(98,932)

Total	$102,843	$100,098	$80,484

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

	December 31,
	2009	2008
	(In thousands)
Segment Assets(b):
Search	$251,586	$257,398
Match	233,919	65,043
ServiceMagic	21,607	20,967
Media & Other	41,645	51,127
Corporate	2,206,605	2,543,866

Total	$2,755,362	$2,938,401

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Depreciation:
Search	$33,201	$35,879	$29,835
Match	9,821	8,825	7,596
ServiceMagic	3,344	3,249	2,573
Media & Other	7,095	10,265	6,402
Corporate	11,172	12,833	13,455

Total	$64,633	$71,051	$59,861

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Capital expenditures:
Search	$19,592	$29,581	$59,884
Match	7,814	10,989	8,715
ServiceMagic	3,565	2,516	3,786
Media & Other	6,716	14,441	10,013
Corporate	235	8,027	30,503

Total	$37,922	$65,554	$112,901

(a)
The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization of non-cash marketing, (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. The Company believes this measure is useful to investors because it represents the operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-U.S. GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

  U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-U.S. GAAP measure.

(b)
Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, goodwill, intangible assets and unamortized non-cash marketing from the measure of segment assets presented above.

        The Company maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue
United States	$1,167,693	$1,169,292	$1,128,588
All other countries	208,095	275,803	203,994

Total	$1,375,788	$1,445,095	$1,332,582

	December 31,
	2009	2008
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$296,543	$328,034
All other countries	869	2,227

Total	$297,412	$330,261

        The following tables reconcile Operating Income Before Amortization to operating (loss) income for the Company's reporting segments and to net loss attributable to IAC shareholders in total (in thousands):

	Year Ended December 31, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Goodwill Impairment	Operating (Loss) Income
Search	$81,727	$(588)	$(6,494)	$(147,896)	$(916,868)	$(990,119)
Match	94,124	(154)	(4,375)	(4,940)	—	84,655
ServiceMagic	21,286	(150)	(4,999)	(2,754)	—	13,383
Media & Other	(28,659)	(726)	—	(2,081)	(1,056)	(32,522)
Corporate	(65,635)	(68,268)	—	—	—	(133,903)

Total	$102,843	$(69,886)	$(15,868)	$(157,671)	$(917,924)	(1,058,506)

Other income, net						90,975

Loss from continuing operations before income taxes						(967,531)
Income tax provision						(1,485)

Loss from continuing operations						(969,016)
Loss from discontinued operations, net of tax						(10,896)

Net loss						(979,912)
Net loss attributable to noncontrolling interests						1,090

Net loss attributable to IAC shareholders						$(978,822)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Goodwill Impairment	Operating (Loss) Income
Search	$136,311	$—	$(4,899)	$(33,956)	$—	$97,456
Match	91,266	—	(15,103)	(673)	—	75,490
ServiceMagic	26,244	(727)	—	(1,534)	—	23,983
Media & Other	(32,201)	(1,122)	—	(7,755)	(11,600)	(52,678)
Corporate	(121,522)	(84,690)	—	—	—	(206,212)

Total	$100,098	$(86,539)	$(20,002)	$(43,918)	$(11,600)	(61,961)

Other income, net						155,444

Earnings from continuing operations before income taxes						93,483
Income tax benefit						37,697

Earnings from continuing operations						131,180
Gain on sale of discontinued operations, net of tax						23,314
Loss from discontinued operations, net of tax						(316,544)

Net loss						(162,050)
Net loss attributable to noncontrolling interests						5,849

Net loss attributable to IAC shareholders						$(156,201)

	Year Ended December 31, 2007
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income (Loss)
Search	$85,388	$—	$(33,637)	$(24,651)	$27,100
Match	78,367	—	(11,146)	(1,441)	65,780
ServiceMagic	20,764	(623)	—	(2,554)	17,587
Media & Other	(5,103)	(1,468)	(4,887)	(7,087)	(18,545)
Corporate	(98,932)	(71,494)	—	—	(170,426)

Total	$80,484	$(73,585)	$(49,670)	$(35,733)	(78,504)

Other income, net					74,414

Loss from continuing operations before income taxes					(4,090)
Income tax provision					(2,321)

Loss from continuing operations					(6,411)
Gain on sale of discontinued operations, net of tax					33,524
Loss from discontinued operations, net of tax					(173,196)

Net loss					(146,083)
Net loss attributable to noncontrolling interests					2,014

Net loss attributable to IAC shareholders					$(144,069)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

        The following tables reconcile segment assets to total assets (in thousands):

	December 31, 2009
	Segment Assets	Goodwill	Indefinite-lived Intangibles	Definite-lived Intangibles	Total Assets
Search	$251,586	$545,054	$179,500	$3,290	$979,430
Match(c)	233,919	253,812	35,314	2,765	525,810
ServiceMagic	21,607	110,689	12,823	5,253	150,372
Media & Other	41,645	89,800	18,100	4,127	153,672
Corporate(d)	2,206,605	—	—	—	2,206,605

Total	$2,755,362	$999,355	$245,737	$15,435	$4,015,889

	December 31, 2008
	Segment Assets	Goodwill	Indefinite-lived Intangibles	Definite-lived Intangibles	Unamortized Non-Cash Marketing	Total Assets
Search	$257,398	$1,461,097	$283,576	$41,502	$—	$2,043,573
Match	65,043	225,558	22,814	622	—	314,037
ServiceMagic	20,967	107,369	12,823	1,127	—	142,286
Media & Other	51,127	116,271	18,100	6,192	—	191,690
Corporate(d)	2,543,866	—	—	—	15,868	2,559,734

Total	$2,938,401	$1,910,295	$337,313	$49,443	$15,868	$5,251,320

(c)
Included in the segment assets of Match is its investment in Meetic, which is accounted for as an equity method investment.

(d)
Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.

NOTE 15—DISCONTINUED OPERATIONS

        On August 20, 2008, IAC completed the Spin-Off. In addition, on May 30, 2008, IAC sold EPI for $34.9 million, which resulted in a pre-tax loss of $37.4 million and an after-tax gain of $22.3 million. The net assets of EPI included goodwill of $19.1 million. On June 19, 2007, IAC sold HSE for $216.5 million, which resulted in a pre-tax gain of $45.7 million and an after-tax gain of $31.1 million. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale. The net assets of HSE included goodwill of $124.6 million.

        Discontinued operations include, HSNi, ILG, Ticketmaster and Tree.com through August 20, 2008, EPI through May 30, 2008, and HSE through June 19, 2007.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—DISCONTINUED OPERATIONS (Continued)

        The revenue and net loss for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenue	$—	$3,144,662	$5,240,657

Loss before income taxes and noncontrolling interests	$(345)	$(307,844)	$(48,500)
Income tax provision	(10,551)	(10,811)	(127,243)
Net loss attributable to noncontrolling interests	—	2,111	2,547

Net loss	$(10,896)	$(316,544)	$(173,196)

        Included in "Loss before income taxes and noncontrolling interests" in the table above for the year ended December 31, 2008 are impairment charges related to goodwill and indefinite-lived intangible assets of HSNi of $221.5 million and $78.5 million, respectively, and of Tree.com of $132.5 million and $33.4 million, respectively. Included in "Loss before income taxes and noncontrolling interests" for the year ended December 31, 2007 are impairment charges related to goodwill and indefinite-lived intangible assets of Tree.com of $459.5 million and $16.2 million, respectively, and of EPI of $48.3 million and $8.9 million, respectively.

        The assets and liabilities of HSNi, ILG, Ticketmaster and Tree.com as of August 20, 2008 were as follows (in thousands):

August 20, 2008
Current assets	$1,662,321

Goodwill	4,559,660
Intangible assets, net	946,007
Other non-current assets	631,443

Non-current assets	6,137,110

Current liabilities	(1,265,478)

Deferred income taxes	(955,746)
Other long-term liabilities	(1,606,923)

Non-current liabilities	(2,562,669)

Net assets	$3,971,284

NOTE 16—COMMITMENTS

        The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is committed to pay a portion of the related operating expenses under the data center lease agreement. These operating expenses are not included in the table below.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS (Continued)

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2010	$19,554
2011	20,096
2012	19,322
2013	16,424
2014	13,509
Thereafter	218,698

Total	$307,603

        Expenses charged to operations under these agreements were $28.5 million, $26.3 million and $22.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company's most significant operating lease is a 77 year ground lease for IAC's headquarters building in New York City and approximates 60% of the future minimum payments due under all operating lease agreements in the table above.

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Guarantee and letters of credit	$22,918	$22,692	$226	$—	$—
Purchase obligations	1,288	281	561	446	—

Total commercial commitments	$24,206	$22,973	$787	$446	$—

        The total commercial commitments above primarily consist of a $15.0 million guarantee and a $6.9 million letter of credit. The guarantee supports a former subsidiary's operation of a camping reservation system and the letter of credit supports the Company's casualty insurance program. The guarantee is set to expire July 2010 and is for the remote chance our former subsidiary defaults on a contract. The purchase obligations primarily relate to minimum payments due under telecommunication contracts related to data transmission lines.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2009

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

        On June 5, 2009, IAC completed the sale of Match Europe to Meetic. In exchange for Match Europe, IAC received a 27% stake in Meetic (approximately 6.1 million shares of Meetic common stock), valued at $154.8 million, plus a promissory note valued at $6.2 million. The promissory note was subsequently paid in the fourth quarter of 2009.

        On January 31, 2009, IAC completed the sale of ReserveAmerica to The Active Network, Inc. ("Active"). In exchange for ReserveAmerica, IAC received approximately 3.5 million shares of Active convertible preferred stock, valued at $33.3 million. No gain or loss was recognized on the sale of ReserveAmerica as the fair value of the Active convertible preferred stock received was equivalent to the carrying value of ReserveAmerica.

Supplemental Disclosure of Non-Cash Transactions for 2008

        During the year ended December 31, 2008, $12.3 million in aggregate principal amount of Convertible Notes was converted by the holders. Upon conversion, 0.2 million shares of IAC common stock and 0.2 million shares of Expedia common stock were issued to the holders.

        After the close of trading on August 20, 2008, IAC completed the Spin-Off. The net assets of the Spincos, net of cash of $728.0 million, of $3.2 billion is included in the accompanying consolidated statement of shareholders' equity as a reduction to additional paid-in capital and retained earnings.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash paid during the period for:
Interest	$5,682	$54,465	$56,585
Income tax payments	8,397	16,191	174,539
Income tax refunds	(136,435)	(15,397)	(33,505)

NOTE 19—RELATED PARTY TRANSACTIONS

Continuing operations

Relationships Involving the Company and Expedia

        In connection with and following the Expedia spin-off, the Company and Expedia entered into various commercial agreements, which generally include distribution agreements, services agreements and advertising agreements, as well as a cost sharing agreement. Certain of these agreements were entered into with IAC entities that were subsequently spun-off or sold and, accordingly, the related activity is described in discontinued operations. Total amounts received by the Company from Expedia related to these agreements in 2009, 2008 and 2007 were $1.3 million, $2.7 million and $3.1 million, respectively. Amounts receivable by the Company from Expedia related to these agreements at December 31, 2009 and 2008 were $0.5 million and $0.6 million, respectively, and are included in "Accounts receivable, net" in the accompanying consolidated balance sheet. Total payments made by the Company to Expedia related to these agreements were $0.2 million in 2009, and $0.1 million in both 2008 and 2007. Amounts payable to Expedia by the Company related to these agreements were less than $0.1 million at both December 31, 2009 and 2008, and are included in "Accounts payable, trade" in the accompanying consolidated balance sheet. The Company and Expedia expect these commercial relationships to continue for the foreseeable future. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Chief Executive Officer of the Company and Chairman and Senior Executive of Expedia.

        In addition, each of the Company and Expedia has a 50% ownership interest in an aircraft that may be used by both companies. Members of this aircraft's flight crew are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. During 2009, 2008 and 2007, total payments of $0.5 million, $0.6 million and $0.5 million, respectively, were made to this entity by the Company.

Relationships Involving Named Executive Officer and Directors

        On August 9, 2007, the Company sold a portion of its investment in Front Line to the Warner Music Group for $109.9 million. The sale did not result in a recognized gain or loss because the investment was sold at the same per share price that the Company paid to acquire the investment. Warner Music Group is a related party because its Chairman is one of the Company's board members.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—RELATED PARTY TRANSACTIONS (Continued)

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

Discontinued operations

        Ticketmaster received payments from Expedia in connection with call center outsourcing services totaling $0.2 million and $3.0 million during the period from January 1, 2008 to August 20, 2008 and for the year ended December 31, 2007, respectively.

        Interval had an agreement with Arise Virtual Solutions (formerly Willow CSN) relating to outsourced call center services provided by Interval to its members. During the period from January 1, 2008 through August 20, 2008 and for the year ended December 31, 2007, total payments of $2.8 million and $3.2 million, respectively, were made to Arise. Arise is considered a related party because one of the Company's board members is a partner of Accretive LLC, which owns Arise Virtual Solutions.

NOTE 20—BENEFIT PLANS

        IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% (16% prior to September 1, 2007) of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the plan were $4.8 million, $5.6 million and $4.6 million in 2009, 2008, and 2007, respectively. The decrease in matching contributions in 2009 primarily reflects the use of forfeitures to reduce the Company's matching contributions. The increase in matching contributions in 2008 was primarily related to increased participation in the plan. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.

        IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans were $0.5 million, $0.7 million and $0.6 million in 2009, 2008 and 2007, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31(a)	Quarter Ended June 30(b)	Quarter Ended September 30(c)	Quarter Ended December 31(d)
	(In thousands, except per share data)
Year Ended December 31, 2009
Revenue	$332,010	$340,045	$336,577	$367,156
Cost of revenue	112,922	106,721	107,298	122,849
Operating (loss) income	(33,124)	3,907	7,121	(1,036,410)
(Loss) earnings from continuing operations	(29,882)	42,593	23,812	(1,005,539)
Earnings (loss) from discontinued operations, net of tax	1,238	(2,196)	(2,514)	(7,424)
Net (loss) earnings	(28,644)	40,397	21,298	(1,012,963)
Net (loss) earnings attributable to IAC shareholders	(28,386)	40,813	21,682	(1,012,931)
Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations(i)	$(0.20)	$0.29	$0.18	$(7.88)
Diluted (loss) earnings per share from continuing operations(i)	$(0.20)	$0.29	$0.18	$(7.88)
Basic (loss) earnings per share(i)	$(0.19)	$0.28	$0.16	$(7.94)
Diluted (loss) earnings per share(i)	$(0.19)	$0.28	$0.16	$(7.94)

	Quarter Ended March 31(a)(e)	Quarter Ended June 30(e)(f)(j)	Quarter Ended September 30(e)(g)	Quarter Ended December 31(h)
	(In thousands, except per share data)
Year Ended December 31, 2008
Revenue	$370,656	$354,164	$369,280	$350,995
Cost of revenue	130,279	107,156	119,764	120,191
Operating loss	(11,108)	(6,434)	(22,638)	(21,781)
(Loss) earnings from continuing operations	(3,453)	(84,636)	(1,267)	220,536
Earnings (loss) from discontinued operations, net of tax	55,939	(337,445)	(13,951)	2,227
Net earnings (loss)	52,486	(422,081)	(15,218)	222,763
Net earnings (loss) attributable to IAC shareholders	52,816	(421,597)	(14,837)	227,417
Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations(i)	$(0.02)	$(0.60)	$(0.01)	$1.60
Diluted (loss) earnings per share from continuing operations(i)	$(0.02)	$(0.60)	$(0.01)	$1.56
Basic earnings (loss) per share(i)	$0.38	$(3.02)	$(0.11)	$1.62
Diluted earnings (loss) per share(i)	$0.38	$(3.02)	$(0.11)	$1.57

(a)
In the second quarter of 2009, certain expenses were reclassified from cost of revenue to selling and marketing expense. Accordingly, the March 31 quarterly cost of revenue amounts presented above differ from the amounts reflected in the Company's quarterly report on Form 10-Q for the first quarter of 2009 due to this reclassification.

(b)
The second quarter of 2009 includes an after-tax gain of $64.3 million related to the sale of Match Europe, partially offset by an after-tax loss of $7.7 million related to the sale of 4.3 million shares

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED) (Continued)

  of ARO stock, an after-tax impairment of $2.6 million related to the Company's then remaining 1.1 million shares of ARO stock and an after-tax loss of $25.5 million related to the write-down of the CVR.

(c)
The third quarter of 2009 includes an after-tax gain of $21.6 million related to the sale of 1.8 million shares of common stock of Open Table, Inc. and a $13.4 million increase in the after-tax gain related to the sale of Match Europe, due to a reduction in the goodwill allocated to Match Europe upon its sale reflecting a more time proximate estimate of the fair value of the Match reporting unit as of the date of sale.

(d)
The fourth quarter of 2009 includes an after-tax impairment charge of $991.9 million related to the write-down of the goodwill and intangible assets of IAC Search & Media and an after-tax loss of $12.1 million related to the write-down of the CVR.

(e)
The first, second and third quarters of 2008 include after-tax Spin-Off expenses of $7.9 million, $11.6 million and $15.7 million, respectively.

(f)
The second quarter of 2008 includes an after-tax impairment of $92.7 million related to the Company's shares of ARO stock, partially offset by an after-tax gain of $18.3 million related to the sale of the Company's preferred investment in Points.

(g)
The third quarter of 2008 includes an after-tax loss of $38.3 million on the extinguishment of $734.2 million of the Senior Notes.

(h)
The fourth quarter of 2008 includes an after-tax gain of $242.5 million on the sale of the Company's investment in Jupiter Shop, partially offset by an after-tax impairment of $26.4 million related to the Company's investment portfolio.

(i)
Per share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

Discontinued operations

(j)
The second quarter of 2008 includes after-tax impairment charges of $262.1 million and $148.9 million related to the write-down of the goodwill and intangible assets of HSNi and Tree.com, respectively, partially offset by an after-tax gain of $22.5 million related to the sale of EPI.

NOTE 22—SUBSEQUENT EVENTS (UNAUDITED)

        The Company repurchased 4.5 million shares of IAC common stock from January 1, 2010 through February 5, 2010 for aggregate consideration, on a trade date basis, of $93.6 million.

        On February 26, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of IAC common stock. This authorization is in addition to the 5.8 million shares remaining at February 5, 2010 from the previous authorization. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        In accordance with ASC Topic 855, "Subsequent Events," the Company has evaluated, for potential recognition and/or disclosure, events that have occurred after December 31, 2009 and prior to the filing of this Annual Report on Form 10-K on February 26, 2010, the date of issuance of the Company's consolidated financial statements.

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

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2009, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.

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

Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2009.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 26, 2010

Item 9B.    Other Information

        On February 26, 2010, the Company entered into (i) an amended and restated employment agreement with Victor A. Kaufman, Vice Chairman of IAC, and (ii) a new employment agreement with Gregg Winiarski, Senior Vice President, General Counsel and Secretary of IAC.

        Term.    Both agreements have a scheduled term of one year from the effective date of such agreement and provide for automatic renewal for successive one year terms absent written notice for IAC or the executive ninety (90) days prior to the expiration of the then current term.

        Compensation.    During the term, Messrs. Kaufman and Winiarski will be eligible to receive an annual base salary (currently $650,000 and $375,000, respectively), annual cash bonuses, equity awards and other employee benefits to be reasonably determined by the Compensation and Human Resources Committee of the IAC Board of Directors and, in the case of Mr. Kaufman, following consultation with IAC's CEO and Chairman.

        Severance.    Upon a termination of employment by IAC without "cause" (and other than by reason of death or disability), the executive's resignation for "good reason" or the timely delivery of a non-renewal notice by IAC (a "Qualifying Termination"), subject to the execution and non-revocation of a release (and, in the case of Mr. Winiarski, compliance with the restrictive covenants set forth below), (i) all IAC equity awards (including any cliff vesting awards, which shall be pro-rated as though such awards had an annual vesting schedule) held by the executive that would have otherwise vested during the one-year period following such Qualifying Termination shall vest as of the date of such Qualifying Termination and (ii) all vested and outstanding IAC stock options held by the executive as of the date of such Qualifying Termination (including any stock options that vested pursuant to the acceleration rights described above), shall remain outstanding and exercisable for eighteen (18) months from the date of such Qualifying Termination. In addition, in the case of a Qualifying Termination involving Mr. Winiarski, IAC will continue to pay Mr. Winiarski his annual base salary for one (1) year following such Qualifying Termination.

        Restrictive Covenants.    Pursuant to his agreement, Mr. Winiarski is bound by a covenant not to compete with IAC's businesses during the term of his employment and for twelve (12) months after a Qualfying Termination and covenants not to solicit IAC's employees or business partners during the term of his employment and for eighteen (18) months after a Qualfying Termination. In addition, Mr. Winiarski agreed not to use or disclose any confidential information of IAC or its affiliates.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Stockholders, or the 2010 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Information Concerning Named Executives Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2010 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2010 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2010 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2010 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding ownership of IAC common stock and Class B common stock and securities authorized for issuance under IAC's various equity compensation plans is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions with IAC and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of IAC

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Balance Sheet as of December 31, 2009 and 2008.

Consolidated Statement of Operations for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statement of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

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

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2008.
4.1
	Indenture (relating to the 7% Senior Notes due 2013), dated as of December 16, 2002, among the Registrant, USANi LLC, as Guarantor, and The Bank of New York (successor in interest to JPMorgan Chase Bank), as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.2	Form of 7% Senior Notes due 2013.	Exhibit B to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (No. 333-102713), filed on January 24, 2003.
4.3
	Supplemental Indenture, dated as of August 7, 2008, between IAC/InterActiveCorp (formerly known as USA Interactive), a Delaware corporation, and The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as Trustee.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 13, 2008.

Exhibit No.	Description	Location
4.4	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
4.5	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and BNY Mellon Shareowner Services (successor to The Bank of New York), as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 17, 2002.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Amended and Restated Stockholders Agreement, dated as of August 9, 2005, between Liberty Media Corporation and Barry Diller.	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.3	Agreement, dated as of January 10, 2008, between Liberty Media Corporation and the Registrant.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on January 15, 2008.
10.4	Spinco Agreement, dated as of May 13, 2008, by and among the Registrant, Barry Diller, Liberty Media Corporation and the Liberty Parties (as defined therein).	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 16, 2008.
10.5	Tax Sharing Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.6	Employee Matters Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.7	Transition Services Agreement, dated as of August 20, 2008, by and among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.8	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Incorporated by reference to Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.

Exhibit No.	Description	Location
10.9	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.10	Amended and Restated IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.11	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.12	Form of Terms and Conditions of Annual Vesting Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.13	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.14	Amended and Restated 2000 Stock and Annual Incentive Plan.(1)	Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.15	HSN, Inc. 1997 Stock and Annual Incentive Plan.(1)	Appendix F to the Registrant's Definitive Proxy Statement, dated January 13, 1998.
10.16	Form of Restricted Stock Unit Agreement for the Amended and Restated 2000 Stock and Annual Incentive Plan and the HSN, Inc. 1997 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 16, 2005.
10.17	Silver King Communications, Inc. Directors' Stock Option Plan.(1)	Appendix H to the Registrant's Definitive Proxy Statement, dated November 20, 1996.
10.18	Summary of Non-Employee Director Compensation Arrangements. (1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.19	Amended and Restated 2000 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.20	Amended and Restated 2007 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.	Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.21	IAC/InterActiveCorp Executive Deferred Compensation Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.22	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

Exhibit No.	Description	Location
10.23	Amended and Restated Employment Agreement between Thomas J. McInerney and the Registrant, dated as of December 30, 2008. (1)	Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.24	Google Services Agreement, dated as of January 1, 2008, between IAC/InterActiveCorp and Google.	Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
21.1	Subsidiaries of IAC/InterActiveCorp as of December 31, 2009.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)
Reflects management contracts and management and director compensatory plans.

(2)
Filed herewith.

(3)
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2010	IAC/INTERACTIVECORP
	By:	/s/ BARRY DILLER Barry Diller Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2010:

Signature	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Vice Chairman and Director
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Senior Vice President and Controller (Chief Accounting Officer)
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director
/s/ DONALD R. KEOUGH Donald R. Keough	Director
/s/ BRYAN LOURD Bryan Lourd	Director

Signature	Title

/s/ JOHN C. MALONE John C. Malone	Director
/s/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director
/s/ DAVID S. ROSENBLATT David S. Rosenblatt	Director
/s/ ALAN G. SPOON Alan G. Spoon	Director
/s/ ALEXANDER VON FURSTENBERG Alexander von Furstenberg	Director
/s/ RICHARD F. ZANNINO Richard F. Zannino	Director
/s/ MICHAEL P. ZEISSER Michael P. Zeisser	Director

Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In Thousands)
2009
Allowance for doubtful accounts and revenue reserves	$11,396	$10,147	(1)	$(327)		$(9,933	)(4)	$11,283
Sales returns accrual	794	79		—		—		873
Deferred tax valuation allowance	39,520	(1,720	)(2)	(2,456	)(3)	—		35,344
Other reserves	3,079							2,666
2008
Allowance for doubtful accounts and revenue reserves	$8,714	$9,521	(1)	$(176)		$(6,663	)(4)	$11,396
Sales returns accrual	749	45		—		—		794
Deferred tax valuation allowance	22,266	15,972	(5)	1,282	(6)	—		39,520
Other reserves	2,280							3,079
2007
Allowance for doubtful accounts and revenue reserves	$8,410	$7,150	(1)	$(118)		$(6,728	)(4)	$8,714
Sales returns accrual	493	—		256		—		749
Deferred tax valuation allowance	25,865	(1,014	)(7)	(2,585	)(8)	—		22,266
Other reserves	2,240							2,280

(1)
Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(2)
Amount is primarily related to a decrease in state net operating losses partially offset by an increase for unbenefited state capital loss carryforwards and foreign net operating losses.

(3)
Amount is primarily related to the release of a valuation allowance on net benefited losses for 2009 unrealized gains in other comprehensive income.

(4)
Write-off of fully reserved accounts receivable.

(5)
Amount is primarily related to other-than-temporary losses related to investments.

(6)
Amount is primarily related to unbenefited unrealized losses in other comprehensive income.

(7)
Amount is primarily related to Match's foreign net operating losses.

(8)
Amount is primarily related to the write-off of previously unbenefited deferred tax assets for state and foreign net operating losses.