Form 10-Q
period 2010-03-31
IAC/INTERACTIVECORP
filed 2010-04-30
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of April 23, 2010, the following shares of the registrant's common stock were outstanding:

Common Stock	98,086,199
Class B Common Stock	12,799,999

Total outstanding Common Stock	110,886,198

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 23, 2010 was $2,197,493,553. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$952,272	$1,245,997
Marketable securities	575,132	487,591
Accounts receivable, net of allowance of $10,954 and $11,283, respectively	109,422	101,834
Other current assets	164,172	164,627

Total current assets	1,800,998	2,000,049
Property and equipment, net	291,429	297,412
Goodwill	1,010,086	999,355
Intangible assets, net	257,589	261,172
Long-term investments	244,868	272,930
Other non-current assets	165,544	184,971

TOTAL ASSETS	$3,770,514	$4,015,889

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$58,318	$39,173
Deferred revenue	64,594	57,822
Accrued expenses and other current liabilities	185,537	193,282

Total current liabilities	308,449	290,277
Long-term debt	95,844	95,844
Income taxes payable	457,608	450,129
Other long-term liabilities	23,649	23,633
Redeemable noncontrolling interests	22,172	28,180
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 223,605,675 and 222,657,925 shares, respectively, and outstanding 98,024,204 and 108,131,736 shares, respectively	224	223
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	11,332,007	11,322,993
Accumulated deficit	(770,082)	(751,377)
Accumulated other comprehensive income	14,621	24,503
Treasury stock 125,581,471 and 114,526,189 shares, respectively	(7,713,994)	(7,468,532)

Total shareholders' equity	2,862,792	3,127,826

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,770,514	$4,015,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Revenue	$385,926	$332,010
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	136,155	112,922
Selling and marketing expense	131,152	132,900
General and administrative expense	77,231	73,634
Product development expense	16,617	18,088
Depreciation	17,895	16,214
Amortization of intangibles	3,349	8,015
Amortization of non-cash marketing	—	2,305
Goodwill impairment	—	1,056

Total costs and expenses	382,399	365,134

Operating income (loss)	3,527	(33,124)
Other income (expense):
Interest income	1,635	3,728
Interest expense	(1,323)	(1,464)
Equity in losses of unconsolidated affiliates	(22,613)	(1,847)
Gain on sale of investment	3,989	—
Other income	931	146

Total other (expense) income, net	(17,381)	563

Loss from continuing operations before income taxes	(13,854)	(32,561)
Income tax (provision) benefit	(4,009)	2,679

Loss from continuing operations	(17,863)	(29,882)
(Loss) earnings from discontinued operations, net of tax	(1,461)	1,238

Net loss	(19,324)	(28,644)
Net loss attributable to noncontrolling interests	619	258

Net loss attributable to IAC shareholders	$(18,705)	$(28,386)

Per share information attributable to IAC shareholders:
Basic loss per share from continuing operations	$(0.15)	$(0.20)
Diluted loss per share from continuing operations	$(0.15)	$(0.20)
Basic loss per share	$(0.16)	$(0.19)
Diluted loss per share	$(0.16)	$(0.19)
Non-cash compensation expense by function:
Cost of revenue	$941	$824
Selling and marketing expense	983	954
General and administrative expense	18,928	15,444
Product development expense	1,478	1,358

Total non-cash compensation expense	$22,330	$18,580

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net loss	$(19,324)	$(28,644)
Less: loss (earnings) from discontinued operations, net of tax	1,461	(1,238)

Loss from continuing operations	(17,863)	(29,882)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	17,895	16,214
Amortization of intangibles	3,349	8,015
Amortization of non-cash marketing	—	2,305
Goodwill impairment	—	1,056
Non-cash compensation expense	22,330	18,580
Deferred income taxes	6,649	(3,937)
Equity in losses of unconsolidated affiliates	22,613	1,847
Gain on sale of investment	(3,989)	—
Changes in current assets and liabilities:
Accounts receivable	(9,729)	1,778
Other current assets	(3,034)	1,633
Accounts payable and other current liabilities	2,966	19,122
Income taxes payable	5,028	2,518
Deferred revenue	7,921	6,751
Other, net	2,277	2,699

Net cash provided by operating activities attributable to continuing operations	56,413	48,699

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(9,759)	(11,537)
Capital expenditures	(12,575)	(8,580)
Proceeds from sales and maturities of marketable debt securities	195,665	26,386
Purchases of marketable debt securities	(284,933)	(118,033)
Proceeds from sale of investment	5,325	—
Purchases of long-term investments	(213)	(1,211)
Other, net	(2,371)	(8,402)

Net cash used in investing activities attributable to continuing operations	(108,861)	(121,377)

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(246,154)	(29,176)
Issuance of common stock, net of withholding taxes	2,471	148,778
Excess tax benefits from stock-based awards	4,800	86
Other, net	—	1,054

Net cash (used in) provided by financing activities attributable to continuing operations	(238,883)	120,742

Total cash (used in) provided by continuing operations	(291,331)	48,064
Net cash provided by (used in) operating activities attributable to discontinued operations	834	(527)
Effect of exchange rate changes on cash and cash equivalents	(3,228)	264

Net (decrease) increase in cash and cash equivalents	(293,725)	47,801
Cash and cash equivalents at beginning of period	1,245,997	1,744,994

Cash and cash equivalents at end of period	$952,272	$1,792,795

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        IAC is a leading internet company with more than 50 brands serving consumer audiences across more than 30 countries...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Search segment; its Match and ServiceMagic segments; the businesses comprising its Media & Other segment; as well as investments in unconsolidated affiliates.

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

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

Certain Risks and Concentrations

        A significant portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior, including those changes that may result from the current economic environment, could adversely affect our operating results. A significant component of the Company's revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on December 31, 2012. For the three months ended March 31, 2010 and 2009, revenue earned from Google was $171.5 million and $129.2 million, respectively. The majority of this revenue is earned by the businesses comprising the Search segment. Accounts receivable related to revenue earned from Google totaled $62.6 million at March 31, 2010 and $55.0 million at December 31, 2009.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

        Property and equipment, net is comprised of (in thousands):

	March 31, 2010	December 31, 2009
Buildings and leasehold improvements	$233,379	$233,829
Computer equipment and capitalized software	188,563	188,283
Furniture and other equipment	41,859	41,134
Projects in progress	11,645	8,655
Land	5,117	5,117

	480,563	477,018
Less: accumulated depreciation and amortization	(189,134)	(179,606)

Property and equipment, net	$291,429	$297,412

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Redeemable noncontrolling interests

        The following table presents the changes in redeemable noncontrolling interests (in thousands):

	March 31, 2010	December 31, 2009
Balance at January 1	$28,180	$22,771
Noncontrolling interests related to acquisitions	147	3,561
Contribution from owners of noncontrolling interests	—	1,750
Distribution to owners of noncontrolling interests	—	(216)
Net loss attributable to noncontrolling interests	(619)	(1,090)
Change in fair value of redeemable noncontrolling interests	(5,312)	1,033
Change in effect of foreign currency translation	(224)	371

Balance at end of period	$22,172	$28,180

Accumulated other comprehensive income

        Accumulated other comprehensive income, net of tax, is comprised of (in thousands):

	March 31, 2010	December 31, 2009
Foreign currency translation, net of tax	$15,591	$20,264
Unrealized (losses) gains on available-for-sale securities, net of tax	(970)	4,239

Accumulated other comprehensive income, net of tax	$14,621	$24,503

Comprehensive income (loss)

        Comprehensive income (loss) is comprised of (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss attributable to IAC shareholders	$(18,705)	$(28,386)

Foreign currency translation, net of tax	(4,673)	(4,142)
Changes in net unrealized losses on available-for-sale securities, net of tax	(5,209)	(6,752)

Other comprehensive income (loss)	(9,882)	(10,894)

Comprehensive income (loss)	$(28,587)	$(39,280)

        The specific-identification method is used to determine the cost of a security sold or the amount of unrealized gains and losses reclassified from other comprehensive income into earnings. The amount of unrealized gains, net of tax, reclassified from other comprehensive income and recognized into earnings related to the sales and maturities of available-for-sale securities for the three months ended March 31, 2010 and 2009 was $2.5 million and $0.1 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the quarter in which the change occurs.

        For the three months ended March 31, 2010, the Company recorded an income tax provision for continuing operations of $4.0 million on a pre-tax loss of $13.9 million. The continuing operations tax provision, despite a pre-tax loss, was due principally to a valuation allowance on the deferred tax asset created by the impairment charge for our investment in The HealthCentral Network, Inc. ("HealthCentral"), interest on tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.

        For the three months ended March 31, 2009, the Company recorded an income tax benefit for continuing operations of $2.7 million on a pre-tax loss of $32.6 million which represents an effective tax rate of 8%. This tax rate is lower than the federal statutory rate of 35% due principally to a valuation allowance on the deferred tax asset created by losses from equity investments, non-deductible transaction costs related to the sale of Match Europe to Meetic, interest on tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.

        At March 31, 2010 and December 31, 2009, unrecognized tax benefits, including interest, were $470.4 million and $462.9 million, respectively. Total unrecognized tax benefits as of March 31, 2010 include $11.8 million that have been netted against the related deferred tax assets. Of the remaining balance $457.6 million and $1.0 million are reflected in "non-current income taxes payable" and "accrued expenses and other current liabilities", respectively. Included in unrecognized tax benefits at March 31, 2010 is $112.9 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of March 31, 2010 are subsequently recognized, $96.7 million and $193.7 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $3.4 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations and discontinued operations for the three months ended March 31, 2010 is a $2.4 million expense and a $1.7 million

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

expense, respectively, net of related deferred taxes of $1.6 million and $1.2 million, respectively, for interest on unrecognized tax benefits. At March 31, 2010 and December 31, 2009, the Company has accrued $75.5 million and $68.7 million, respectively, for the payment of interest. At March 31, 2010 and December 31, 2009, the Company has accrued $5.0 million for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount paid upon resolution of issues raised may differ materially from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known.

        The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2010. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2002. These examinations are expected to be completed in 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $18.8 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities, and statute of limitations expirations. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 4—MARKETABLE SECURITIES

        At March 31, 2010, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$211,734	$871	$(68)	$212,537
States of the U.S. and state political subdivisions	111,422	761	(114)	112,069
U.S. Treasury securities	249,878	2	(17)	249,863
Other fixed term obligations	670	—	(7)	663

Total debt securities	573,704	1,634	(206)	575,132

Total marketable securities	$573,704	$1,634	$(206)	$575,132

        The net unrealized gain is included in accumulated other comprehensive income at March 31, 2010. During the three months ended March 31, 2010, the proceeds from sales and maturities of available-for-sale marketable securities were $201.0 million, which resulted in gross realized gains of $4.2 million. Gross realized gains from the sale of marketable debt securities are included in "Other income" and the gross realized gain from the sale of our remaining shares of OpenTable, Inc. is included in "Gain on sale of investment" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES (Continued)

        The contractual maturities of debt securities classified as available-for-sale as of March 31, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$411,488	$412,088
Due after one year through five years	161,546	162,381
Due after five years through ten years	—	—
Due over ten years	670	663

Total	$573,704	$575,132

        The following table summarizes those investments with unrealized losses at March 31, 2010 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$59,096	$(68)	$—	$—	$59,096	$(68)
States of the U.S. and state political subdivisions	23,919	(114)	—	—	23,919	(114)
U.S. Treasury securities	174,878	(17)	—	—	174,878	(17)
Other fixed term obligations	663	(7)	—	—	663	(7)

Total	$258,556	$(206)	$—	$—	$258,556	$(206)

        Substantially all of the Company's fixed income securities are rated investment grade or better. The gross unrealized losses related to fixed income securities were due primarily to changes in interest rates. Because the Company does not intend to sell any marketable securities and it is not more likely than not that the Company will be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired at March 31, 2010.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At March 31, 2010 and December 31, 2009, the Company's equity investments in unconsolidated affiliates totaled $175.0 million and $200.4 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet.

        During 2010, the Company recorded an $18.3 million impairment charge to write-down its investment in HealthCentral to fair value. The decline in value was determined to be other-than-temporary due to HealthCentral's continued losses and negative operating cash flows, which are due, in part, to macroeconomic and industry specific factors. The valuation of our investment in HealthCentral reflects the Company's assessment of these factors. The Company estimated the fair value of its investment in HealthCentral using a multiple of revenue approach in the context of a different valuation environment than that which prevailed when our initial investment was made.

        The Company records its share of the results of HealthCentral on a one-quarter lag and, along with the related impairment charge described above, includes it within "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.

        Summarized financial information for HealthCentral is as follows:

	Three months ended December 31,
	2009	2008
	(In thousands)
Net sales	$5,678	$4,508
Gross profit	3,387	3,095
Net loss	(2,601)	(2,671)

NOTE 6—FAIR VALUE MEASUREMENTS

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2010
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash equivalents:
Treasury and government agency money market funds	$333,084	$—	$—	$333,084
Commercial paper	—	378,520	—	378,520
U.S. Treasury securities	99,987	—	—	99,987
Time deposits	—	82,396	—	82,396
Corporate debt securities	—	5,413	—	5,413
Marketable securities:
Corporate debt securities	—	212,537	—	212,537
States of the U.S. and state political subdivisions	—	112,069	—	112,069
U.S. Treasury securities	249,863	—	—	249,863
Other fixed term obligations	—	663	—	663
Long-term investments:
Marketable equity security	12,121	—	—	12,121
Auction rate securities	—	—	13,420	13,420

Total	$695,055	$791,598	$13,420	$1,500,073

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2009
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash equivalents:
Treasury and government agency money market funds	$807,257	$—	$—	$807,257
Commercial paper	—	300,226	—	300,226
U.S. Treasury securities	25,000	—	—	25,000
Time deposits	—	41,850	—	41,850
Corporate debt securities	—	1,915	—	1,915
Marketable securities:
Corporate debt securities	—	195,192	—	195,192
States of the U.S. and state political subdivisions	—	111,863	—	111,863
U.S. Treasury securities	174,943	—	—	174,943
Other fixed term obligations	—	688	—	688
Equity securities	4,905	—	—	4,905
Long-term investments:
Marketable equity security	15,608	—	—	15,608
Auction rate securities	—	—	12,635	12,635

Total	$1,027,713	$651,734	$12,635	$1,692,082

        The following table presents the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2010	2009
	Auction Rate Securities	Auction Rate Securities	Derivative Asset Created in the HSE Sale
	(In thousands)
Balance at January 1	$12,635	$10,725	$57,189
Total net gains (losses) (realized and unrealized):
Included in other comprehensive income	785	(705)	(3,607)

Balance at March 31	$13,420	$10,020	$53,582

        There were no gains or losses included in earnings for the three months ended March 31, 2010 and 2009, relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

Marketable equity security

        The cost basis of this marketable equity security is $12.9 million with $0.8 million of gross unrealized loss at March 31, 2010. The unrealized loss is included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet.

Auction rate securities

        The auction rate securities are valued by discounting the estimated future cash flow streams of the securities over the life of the securities. Credit spreads and other risk factors are also considered in establishing a fair value. At March 31, 2010, the auction rate securities are rated either A+/WR or A/WR. Due to their high credit rating and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity, the Company does not consider the unrealized loss of $1.6 million to be an other-than-temporary impairment at March 31, 2010. The auction rate securities mature in 2025 and 2035.

Derivative asset created in the HSE sale

        The CVR was accounted for as a derivative asset and maintained at fair value relying on significant unobservable inputs including credit risk. During 2009, the Company wrote the value of the CVR down to zero. This reflected the increased credit risk due to ARO's insolvency filing and the Company's assessment of the value that it expects to recover.

Assets measured at fair value on a nonrecurring basis

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as, equity and cost method investments, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on level 3 inputs. See Note 5 for a description of an impairment charge recorded in the first quarter of 2010 related to an equity method investment.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FINANCIAL INSTRUMENTS

        The fair value of financial instruments listed below has been determined by the Company using available market information and appropriate valuation methodologies.

	March 31, 2010
	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$952,272	$952,272
Marketable securities	575,132	575,132
Long-term marketable equity security	12,121	12,121
Auction rate securities	13,420	13,420
Notes receivable, non-current	3,052	2,328
Long-term debt	(95,844)	(85,785)
Guarantee and letters of credit	N/A	(477)

        The carrying amounts of cash equivalents approximate fair value due to their short-term maturity. Notes receivable, non-current are valued based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt was estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. The fair value of the guarantee and letters of credit are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 4 for discussion of the fair value of marketable securities and Note 6 for discussion of the fair value of the long-term marketable equity security and auction rate securities.

        Investments accounted for under the cost method are included in "Long-term investments" in the accompanying consolidated balance sheet and have a carrying value of $44.3 million at March 31, 2010. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition and the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—(LOSS) EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to IAC shareholders.

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(17,863)	$(17,863)	$(29,882)	$(29,882)
Net loss attributable to noncontrolling interests	619	619	258	258

Loss from continuing operations attributable to IAC shareholders	(17,244)	(17,244)	(29,624)	(29,624)
(Loss) earnings from discontinued operations, net of tax	(1,461)	(1,461)	1,238	1,238

Net loss attributable to IAC shareholders	$(18,705)	$(18,705)	$(28,386)	$(28,386)

Denominator:
Weighted average basic shares outstanding	116,446	116,446	147,776	147,776
Dilutive securities including stock options, warrants, RSUs and PSUs(a)	—	—	—	—

Denominator for earnings per share—weighted average shares(a)	116,446	116,446	147,776	147,776

(Loss) earnings per share attributable to IAC shareholders:
Loss per share from continuing operations	$(0.15)	$(0.15)	$(0.20)	$(0.20)
Discontinued operations, net of tax	(0.01)	(0.01)	0.01	0.01

Loss per share	$(0.16)	$(0.16)	$(0.19)	$(0.19)

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs") and performance stock units ("PSUs"). For the three months ended March 31, 2010 and 2009, the Company had losses from continuing operations and as a result, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the three months ended March 31, 2010 and 2009, approximately 39.0 million and 39.2 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 9—SEGMENT INFORMATION

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

Entities included in discontinued operations are excluded from the tables below. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of Media & Other, do not meet the quantitative thresholds that require presentation as separate operating segments.

        In the fourth quarter of 2009, IAC renamed and realigned its reportable segments. The Media & Advertising segment was renamed "Search," and the Emerging Businesses segment was renamed "Media & Other." Further, Evite was moved from the Search segment (formerly Media & Advertising) to the Media & Other segment (formerly Emerging Businesses).

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue:
Search	$198,961	$165,973
Match	89,275	90,060
ServiceMagic	42,212	31,353
Media & Other	55,863	46,382
Inter-segment elimination	(385)	(1,758)

Total	$385,926	$332,010

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating Income (Loss):
Search	$31,057	$1,209
Match	13,702	9,742
ServiceMagic	2,396	2,003
Media & Other	(9,210)	(12,821)
Corporate	(34,418)	(33,257)

Total	$3,527	$(33,124)

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

NOTE 9—SEGMENT INFORMATION (Continued)

accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-U.S. GAAP measure.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating Income Before Amortization:
Search	$31,541	$10,255
Match	14,806	9,941
ServiceMagic	2,859	2,801
Media & Other	(6,834)	(11,177)
Corporate	(13,166)	(14,988)

Total	$29,206	$(3,168)

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net loss attributable to IAC shareholders in total (in thousands):

	Three Months Ended March 31, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$31,541	$(147)	$(337)	$31,057
Match	14,806	(26)	(1,078)	13,702
ServiceMagic	2,859	—	(463)	2,396
Media & Other	(6,834)	(905)	(1,471)	(9,210)
Corporate	(13,166)	(21,252)	—	(34,418)

Total	$29,206	$(22,330)	$(3,349)	3,527

Other expense, net				(17,381)

Loss from continuing operations before income taxes				(13,854)
Income tax provision				(4,009)

Loss from continuing operations				(17,863)
Loss from discontinued operations, net of tax				(1,461)

Net loss				(19,324)
Net loss attributable to noncontrolling interests				619

Net loss attributable to IAC shareholders				$(18,705)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Goodwill Impairment	Operating Income (Loss)
Search	$10,255	$(147)	$(2,305)	$(6,594)	$—	$1,209
Match	9,941	(77)	—	(122)	—	9,742
ServiceMagic	2,801	(150)	—	(648)	—	2,003
Media & Other	(11,177)	63	—	(651)	(1,056)	(12,821)
Corporate	(14,988)	(18,269)	—	—	—	(33,257)

Total	$(3,168)	$(18,580)	$(2,305)	$(8,015)	$(1,056)	(33,124)

Other income, net						563

Loss from continuing operations before income taxes						(32,561)
Income tax benefit						2,679

Loss from continuing operations						(29,882)
Earnings from discontinued operations, net of tax						1,238

Net loss						(28,644)
Net loss attributable to noncontrolling interests						258

Net loss attributable to IAC shareholders						$(28,386)

        The following table presents depreciation by segment:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Depreciation:
Search	$9,063	$8,309
Match	3,028	2,408
ServiceMagic	918	801
Media & Other	2,642	1,937
Corporate	2,244	2,759

Total	$17,895	$16,214

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

        The Company maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue:
United States	$335,427	$271,907
All other countries	50,499	60,103

Total	$385,926	$332,010

	March 31, 2010	December 31, 2009
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$290,840	$296,543
All other countries	589	869

Total	$291,429	$297,412

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        IAC is a leading internet company with more than 50 brands serving consumer audiences across more than 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Search segment; its Match and ServiceMagic segments; the businesses comprising its Media & Other segment; as well as investments in unconsolidated affiliates.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

        For a more detailed presentation of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2009.

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three months ended March 31, 2010 and 2009 (dollars in thousands).

	Three Months Ended March 31,
	2010	Growth	2009*
Revenue:
Search	$198,961	20%	$165,973
Match	89,275	(1)%	90,060
ServiceMagic	42,212	35%	31,353
Media & Other	55,863	20%	46,382
Inter-segment elimination	(385)	78%	(1,758)

Total	$385,926	16%	$332,010

	Three Months Ended March 31,
	2010	Growth	2009*
Operating Income (Loss):
Search	$31,057	2,469%	$1,209
Match	13,702	41%	9,742
ServiceMagic	2,396	20%	2,003
Media & Other	(9,210)	28%	(12,821)
Corporate	(34,418)	(3)%	(33,257)

Total	$3,527	NM	$(33,124)

	Three Months Ended March 31,
	2010	Growth	2009*
Operating Income Before Amortization:
Search	$31,541	208%	$10,255
Match	14,806	49%	9,941
ServiceMagic	2,859	2%	2,801
Media & Other	(6,834)	39%	(11,177)
Corporate	(13,166)	12%	(14,988)

Total	$29,206	NM	$(3,168)

*
In the fourth quarter of 2009, the Company renamed and realigned its reportable segments. The Media & Advertising segment was renamed "Search" and the Emerging Businesses segment was renamed "Media & Other". Further, Evite was moved from the Search segment (formerly Media & Advertising) to the Media & Other segment (formerly Emerging Businesses). Certain prior year amounts were reclassified to conform to the current year presentation.

        Refer to Note 9 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to operating income (loss).

Consolidated Results

Revenue

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Revenue	$385,926	16%	$332,010

        Revenue in 2010 increased $53.9 million from 2009 primarily as a result of revenue increases of $33.0 million from Search, $10.9 million from ServiceMagic and $9.5 million from Media & Other. The increase from Search reflects an increase in proprietary queries and continued growth in distributed toolbars. The increase in revenue from ServiceMagic was primarily due to a more active service provider network resulting in a 35% increase in accepted domestic service requests. The increase in revenue from Media & Other was driven by growth at Pronto and the revenue associated with profit participations related to our interests in Reveille.

Cost of revenue

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
Cost of revenue	$136,155	21%		$112,922
As a percentage of revenue	35%	127	bp	34%

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

        Cost of revenue in 2010 increased $23.2 million from 2009 primarily due to an increase of $25.2 million from Search, partially offset by a decrease of $3.3 million from Match. The increase in cost of revenue from Search was primarily due to an increase of $23.7 million in traffic acquisition costs. Cost of revenue from Match decreased primarily due to lower traffic acquisition costs following the sale of Match Europe.

Selling and marketing expense

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
Selling and marketing expense	$131,152	(1)%		$132,900
As a percentage of revenue	34%	(605	) bp	40%

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

        Selling and marketing expense in 2010 decreased $1.7 million from 2009 primarily due to a decrease of $11.8 million from Search, partially offset by an increase of $9.2 million from ServiceMagic. The decrease in selling and marketing expense from Search is primarily due to lower advertising and promotional expenditures of $9.9 million, as the prior year period included expenditures associated with the NASCAR partnership. The increase in selling and marketing expense from ServiceMagic is due to an increase of $7.5 million in online and offline marketing and an increase in compensation and other employee-related costs, due in part, to the continued expansion of its sales force. The growth in service requests during the year from paid channels outpaced the growth in free requests as a result of the increase in marketing.

General and administrative expense

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
General and administrative expense	$77,231	5%		$73,634
As a percentage of revenue	20%	(217)	bp	22%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2010 increased $3.6 million from 2009 primarily due to increases of $4.0 million from Media & Other and $1.6 million from corporate, partially offset by a decrease of $2.3 million from Match. General and administrative expense from Media & Other increased primarily due to the continued investment in Electus and Notional, as well as increased operating expenses associated with Evite and Vimeo. The increase from corporate is principally due to an increase of $2.7 million in non-cash compensation expense related to equity grants issued subsequent to the first quarter of 2009, partially offset by lower taxes and professional fees. The decrease in general and administrative expense from Match is due to a decrease of $3.0 million in acquisition related expenses.

Product development expense

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
Product development expense	$16,617	(8)%		$18,088
As a percentage of revenue	4%	(114	) bp	5%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2010 decreased $1.5 million from 2009 primarily due to a decrease of $2.1 million from Search, partially offset by an increase of $0.6 million from Match. Contributing to the decrease in product development expense at Search is a decrease of 7% in average headcount at IAC Search & Media and an increase in costs being capitalized in the current year period related to the development and enhancement of IAC Search & Media's product offerings and related technology. The increase in product development expense from Match is primarily due to an increase in compensation and other employee-related costs.

Depreciation

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
Depreciation	$17,895	10%		$16,214
As a percentage of revenue	5%	(25	) bp	5%

        Depreciation in 2010 increased $1.7 million from 2009 primarily due to the write-off of certain capitalized software costs and the incremental depreciation associated with capital expenditures made during 2010 and 2009, partially offset by certain fixed assets becoming fully depreciated.

Operating Income Before Amortization

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Operating Income Before Amortization	$29,206	NM	$(3,168)
As a percentage of total revenue	8%	NM	(1)%

        Operating Income Before Amortization in 2010 increased $32.4 million from 2009 primarily due to increases of $21.3 million, $4.9 million and $4.3 million from Search, Match and Media & Other, respectively. The increase in Operating Income Before Amortization reflects higher overall revenue and lower advertising and promotional expenditures from Search, lower traffic acquisition costs and a reduction in acquisition related expenses from Match, and the participation in profits related to our interests in Reveille from Media & Other.

Operating income (loss)

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Operating income (loss)	$3,527	NM	$(33,124)
As a percentage of revenue	1%	NM	(10)%

        Operating income in 2010 increased $36.7 million from 2009 primarily due to an increase of $32.4 million in Operating Income Before Amortization described above and the decreases of $4.7 million in amortization of intangibles and $2.3 million in amortization of non-cash marketing as well as the inclusion in the prior year period of a goodwill impairment charge of $1.1 million, partially offset by an increase of $3.8 million in non-cash compensation expense. The decrease in amortization of intangibles is primarily due to the write-off of certain definite-lived intangible assets at IAC Search & Media during the fourth quarter of 2009. The amortization of non-cash marketing referred to in this report consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

        The increase in non-cash compensation expense is primarily due to the expense related to equity grants issued subsequent to the first quarter of 2009. As of March 31, 2010, there was $158.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Other income (expense)

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Other income (expense):
Interest income	$1,635	(56)%	$3,728
Interest expense	(1,323)	(10)%	(1,464)
Equity in losses of unconsolidated affiliates	(22,613)	1,124%	(1,847)
Gain on sale of investment	3,989	NM	—
Other income	931	536%	146

        Interest income in 2010 decreased $2.1 million from 2009 primarily due to the impact of lower average interest rates and lower average investment balances throughout the period.

        Equity in losses of unconsolidated affiliates in 2010 increased $20.8 million from 2009 primarily due to an $18.3 million impairment charge to write-down the Company's investment in The HealthCentral Network, Inc. ("HealthCentral") to fair value. The decline in value was determined to be other-than-temporary due to HealthCentral's continued losses and negative operating cash flows, which are due, in part, to macroeconomic and industry specific factors. The valuation of our investment in HealthCentral reflects the Company's assessment of these factors. The Company estimated the fair value of its investment in HealthCentral using a multiple of revenue approach in the context of a different valuation environment than that which prevailed when our initial investment was made. Equity in losses of unconsolidated affiliates includes a loss of $1.5 million from the Company's investment in Meetic S.A. ("Meetic"), which is not in the year ago period. The loss from the investment in Meetic is primarily due to the amortization of intangibles, which is required by purchase accounting rules.

        Gain on sale of investment in 2010 of $4.0 million represents a gain related to the sale of our remaining shares of OpenTable, Inc. ("OpenTable").

Income tax provision

        In 2010, the Company recorded an income tax provision for continuing operations of $4.0 million on a pre-tax loss of $13.9 million. The continuing operations tax provision, despite a pre-tax loss, was due principally to a valuation allowance on the deferred tax asset created by the impairment charge for our investment in HealthCentral, interest on tax contingencies and state taxes, partially offset by foreign income taxed at lower rates. In 2009, the Company recorded an income tax benefit for continuing operations of $2.7 million on a pre-tax loss of $32.6 million, which represents an effective tax rate of 8%. This rate is lower than the federal statutory rate of 35% due principally to a valuation allowance on the deferred tax asset created by losses from equity investments, non-deductible transaction costs related to the sale of Match Europe to Meetic, interest on tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount paid upon resolution of issues raised may differ materially from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known.

        At March 31, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $394.9 million and $394.3 million, respectively. Unrecognized tax benefits for March 31, 2010 increased by $0.6 million due principally to a net increase in deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax expense from continuing operations and discontinued operations for the three months ended March 31, 2010 is a $2.4 million expense and a $1.7 million expense, net of related deferred taxes of $1.6 million and $1.2 million, respectively, for interest on unrecognized tax benefits. At March 31, 2010 and December 31, 2009, the Company has accrued $75.5 million and $68.7 million, respectively, for the payment of interest. At March 31, 2010 and December 31, 2009, the Company has accrued $5.0 million for penalties.

        The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2010. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2002. These examinations are expected to be completed in 2011. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $18.8 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities, and statute of limitations expirations. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

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

Discontinued operations

        Discontinued operations in the accompanying consolidated statement of operations consist primarily of Quiz TV Limited and iBuy.

        Results from these discontinued operations, net of tax, in 2010 and 2009 were losses of $1.5 million and earnings of $1.2 million, respectively. The 2010 amount is principally due to interest on tax contingencies. The 2009 amount is principally due to iBuy.

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

        The Company has seven reporting units with goodwill. Of these, IAC Search & Media, InstantAction and Connected Ventures have fair values that approximate their carrying values. The amount of goodwill of each of the reporting units was $527.6 million, $31.6 million and $8.4 million, respectively, at December 31, 2009. If operating results of these businesses vary significantly from anticipated results, future, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair values, had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of October 1, 2009, the carrying values of IAC Search & Media, InstantAction and Connected Ventures would have exceeded their respective fair values by approximately $80 million, $4 million and $4 million, respectively. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2009, the carrying values of IAC Search & Media, InstantAction and Connected Ventures would have exceeded their respective fair values by approximately $160 million, $8 million and $8 million, respectively.

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

  Search

        Our Search segment consists primarily of Ask.com and other destination search websites through which we provide search and related advertising services, toolbars and applications through which we promote and distribute these services, and Citysearch, a leading online local city guide.

        Revenue increased 20% to $199.0 million, reflecting an increase in proprietary queries and continued growth in distributed toolbars. The increase in proprietary queries was driven by increased traffic acquisition efforts and enhancements associated with proprietary toolbars. Growth in distributed toolbars revenue reflects increased revenue from existing partners and the addition of new partners, partially offset by a decline in revenue per query associated with changes in our distributed toolbar's traffic mix. Citysearch's revenue declined primarily due to lower proprietary advertising and traffic, partially offset by an increase in advertising and traffic from network partners.

        Operating Income Before Amortization increased 208% to $31.5 million, primarily due to the higher revenue noted above and decreases of $11.8 million in selling and marketing expense and $2.1 million in product development expense, partially offset by an increase of $23.7 million in traffic acquisition costs. The decrease in selling and marketing expense is primarily due to a decrease of $9.9 million in advertising and promotional expenditures, as the prior year period included expenditures associated with the NASCAR partnership. The decrease in product development expense is primarily due to a decrease of $2.1 million in compensation and other employee-related costs due, in part, to an approximate 7% reduction in average headcount at IAC Search & Media and an increase in costs being capitalized in the current year period related to the development and enhancement of IAC Search & Media's product offerings and related technology.

        Operating income increased $29.8 million to $31.1 million, primarily due to the increase in Operating Income Before Amortization described above and decreases of $6.3 million in amortization of intangibles and $2.3 million in amortization of non-cash marketing. The decrease in amortization of intangibles is due to the write-off of certain definite-lived intangible assets at IAC Search & Media during the fourth quarter of 2009.

  Match

        Revenue declined 1% to $89.3 million, reflecting the sale of Match Europe to Meetic on June 5, 2009, partially offset by a combined $12.2 million contribution from People Media, acquired July 13, 2009, and Singlesnet, acquired March 2, 2010, and solid growth in the U.S. business. Excluding the results of Match Europe from the prior period and People Media and Singlesnet from the current period, revenue grew 8% driven by a 2% increase in U.S. subscribers and the impact of a change in estimate related to the reserve for refunds and chargebacks.

        Operating Income Before Amortization increased 49% to $14.8 million despite the slight decrease in revenue noted above, primarily due to decreases of $3.3 million in cost of revenue and $2.3 million in general and administrative expense. The decrease in cost of revenue is primarily due to lower traffic acquisition costs following the sale of Match Europe. The decrease in general and administrative expense was principally due to a reduction of $3.0 million in acquisition related expenses.

        Operating income increased 41% to $13.7 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by an increase of $1.0 million in amortization of intangibles, relating primarily to the acquisition of People Media.

  ServiceMagic

        Revenue grew 35% to $42.2 million, benefiting from a 35% increase in the number of times domestic service requests are accepted by a domestic service professional. During 2010, ServiceMagic experienced increases of 40% and 26% in both domestic service requests and service providers, respectively. A service request can be transmitted to and accepted by more than one service professional.

        Operating Income Before Amortization increased 2% to $2.9 million reflecting the reversal in 2010 of a $1.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which will not be earned. Operating Income Before Amortization was adversely impacted by increases of $9.2 million in selling and marketing expense and $2.4 million in general and administrative expense. The increase in selling and marketing expense is primarily driven by an increase of $7.5 million in advertising and promotional expenditures associated with online and offline marketing. The growth in service requests during the year from paid channels outpaced the growth in free requests as a result of the increase in marketing. Also contributing to the increase in selling and marketing expense is an increase in compensation and other employee-related costs, due in part, to the continued expansion of its sales force. The increase in general and administrative expense is primarily due to an increase of $1.3 million in compensation and other employee-related costs driven by growth in headcount related to acquisitions that took place in 2009.

        Operating income increased 20% to $2.4 million, primarily due to the increase in Operating Income Before Amortization described above and slight decreases in amortization of intangibles and non-cash compensation expense.

  Media & Other

        Revenue increased 20% to $55.9 million primarily reflecting the growth at Pronto, driven by continued improvements in customer acquisition and monetization, as well as growth at The Daily Beast, Gifts.com and Vimeo. Also impacting revenue is the inclusion in the current year period of revenue associated with profit participations related to our interests in Reveille, partially offset by revenue in the prior year period associated with ReserveAmerica before its sale on January 31, 2009.

        Operating Income Before Amortization loss decreased by $4.3 million to a loss of $6.8 million. Losses decreased due primarily to $3.1 million in profit participations related to our interests in Reveille noted above, $2.9 million in cost savings related to the shutdown or sale of certain businesses that took place in 2009 and profitability at Gifts.com, partially offset by increased operating expenses associated with The Daily Beast and Electus.

        Operating loss decreased by $3.6 million to $9.2 million primarily due to the decreased Operating Income Before Amortization loss described above, the impact in 2009 of a $1.1 million goodwill impairment charge related to our gift card business, partially offset by increases in non-cash compensation expense and amortization of intangibles of $1.0 million and $0.8 million, respectively.

  Corporate

        Operating Income Before Amortization loss decreased by $1.8 million to a loss of $13.2 million primarily due to lower depreciation expense, taxes and professional fees.

        Operating loss increased $1.2 million to $34.4 million despite the decrease in Operating Income Before Amortization loss described above due to an increase of $3.0 million in non-cash compensation expense. The increase in non-cash compensation is primarily due to the expense related to equity grants issued subsequent to the first quarter of 2009.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2010, the Company had $952.3 million of cash and cash equivalents, $575.1 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in 7% Senior Notes due 2013.

        During the three months ended March 31, 2010 and 2009, the Company purchased 11.1 million and 2.4 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $245.5 million and $36.6 million, respectively. On February 26, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of IAC common stock. At April 23, 2010, IAC had approximately 19.2 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $56.4 million and $48.7 million in 2010 and 2009, respectively. The increase of $7.7 million in net cash provided by operating activities attributable to continuing operations is primarily due to higher cash tax refunds in 2010, partially offset by the payment of the 2009 discretionary cash bonuses in 2010, whereas the 2008 discretionary cash bonus was paid in the fourth quarter of 2008.

        Net cash used in investing activities attributable to continuing operations in 2010 of $108.9 million includes $89.3 million related to the net purchases, sales and maturities of marketable debt securities, capital expenditures of $12.6 million and acquisitions, net of cash acquired, of $9.8 million, partially offset by the proceeds of $5.3 million from the sale of the Company's remaining shares of OpenTable. Net cash used in investing activities attributable to continuing operations in 2009 of $121.4 million includes $91.6 million related to the net purchases, sales and maturities of marketable debt securities, acquisitions, net of cash acquired, of $11.5 million and capital expenditures of $8.6 million.

        Net cash used in financing activities attributable to continuing operations in 2010 of $238.9 million includes the purchase of treasury stock of $246.2 million, partially offset by excess tax benefits from stock-based awards of $4.8 million. Net cash provided by financing activities attributable to continuing operations in 2009 of $120.7 million includes the proceeds related to the issuance of common stock, net of withholding taxes, of $148.8 million, partially offset by the purchase of treasury stock of $29.2 million. Included in the proceeds related to the issuance of common stock are aggregate proceeds of $150.9 million from the exercise of warrants to acquire 11.5 million shares of IAC common stock that were due to expire on February 4, 2009. The strike price of the warrants was $13.09 per share.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its overall operations. The Company may make a number of acquisitions which could result in the reduction of its cash balance or the incurrence of debt. IAC expects that 2010 capital expenditures will be slightly higher than 2009. IAC believes that its cash on hand along with its anticipated operating cash flows in 2010 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term obligations(b)	$201,171	$5,109	$10,218	$23,844	$162,000
Purchase obligations(c)	4,020	893	1,787	1,340	—
Operating leases	303,274	21,027	38,906	27,585	215,756

Total contractual cash obligations	$508,465	$27,029	$50,911	$52,769	$377,756

(a)
At March 31, 2010, the Company has recorded $470.4 million of unrecognized tax benefits which includes accrued interest of $75.5 million. This amount includes $290.4 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

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

        Amortization of non-cash marketing consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as "NBC Universal Advertising"). The NBC Universal Advertising was available for television advertising on various NBC Universal network and cable channels without any cash cost. There are no NBC Universal Advertising credits available as all credits were used prior to December 31, 2009.

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

        Amortization of intangibles (including impairment of intangibles, if applicable) is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as technology and supplier agreements, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, which are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset exceeds its fair value. While it is likely that we will have intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization is not an ongoing cost of doing business.

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by business and to net loss attributable to IAC shareholders in total for the three months ended March 31, 2010 and 2009, see Note 9 to the consolidated financial statements.

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

        Based on the Company's total debt investment securities as of March 31, 2010, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $4.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash balance of approximately $952.3 million is invested in variable rate interest earning assets, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Long-term Debt

        At March 31, 2010, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $11.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At March 31, 2010, the Company had investments in equity securities of publicly traded companies that are considered available-for-sale marketable equity securities and are included in "Long-term investments" in the accompanying consolidated balance sheet. These available-for-sale marketable equity securities, with the exception of the Company's investment in Meetic, are reported at fair value based on quoted market prices with unrealized gains or losses on these securities, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. These investments in equity securities of publicly traded companies may be subject to significant fluctuations in fair value due to the volatility of the stock market, among other factors. During the three months ended March 31, 2010, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity securities. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        On June 5, 2009, in exchange for Match Europe, IAC received approximately 6.1 million shares of common stock (a 27% stake) in Meetic, an online dating company based in France. Meetic shares are listed on the Euronext stock exchange (EPA: MEET) and as a result, IAC is exposed to changes in Meetic's stock price. The investment in Meetic is accounted for using the equity method and the Company records its share of the results of Meetic and related amortization of intangibles on a one-quarter lag within "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations. The carrying value of the Meetic investment is $151.5 million (€105.3 million) at March 31, 2010. The fair value of the Meetic investment, based on its quoted market price, was $184.9 million (€138.3 million) at March 31, 2010.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound Sterling. However, the exposure is mitigated since the Company has generally reinvested profits from international operations in order to grow the businesses. The statements of operations of the Company's international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue and operating income. Similarly, the Company's revenue and operating income will increase for our international operations if the U.S. dollar weakens against foreign currencies. The Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

        The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign exchange gains and losses were not material to the Company's earnings in 2010 and 2009. As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency translation risks because cash flows from international operations were generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency translation risks. The Company's objective in managing its foreign currency risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

Item 4.    Controls and Procedures

        The Company monitors and evaluates on an ongoing basis its disclosure controls and internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

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

        Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant's business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters that the Company and its subsidiaries are defending, including the matter described below, involves or is likely to involve amounts of that magnitude. The litigation matter described below involves issues or claims that may be of particular interest to the Company's shareholders, regardless of whether this matter may be material to the financial position or operations of the Company based upon the standard set forth in the SEC's rules.

Securities Class Action Litigation against IAC

        This litigation matter, In re IAC/InterActiveCorp Securities Litigation, is described in detail on pages 20-21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which description is hereby updated as set forth immediately below.

        On March 19, 2010, the district court issued a memorandum opinion and order granting the defendants' motion and dismissing the second amended complaint with prejudice. Judgment was entered on March 20, 2010 and the plaintiffs' time to appeal has expired. On April 1, 2010, as a result of the district court's ruling, the plaintiffs' appeal from the dismissal of the complaint in the two related consolidated shareholder derivative suits was dismissed with prejudice on consent.

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

        Actual results could differ materially from those contained in these forward- looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, operational and financial risks relating to acquisitions, changes in industry standards and technology, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2009. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2010	3,356,392	$20.65	3,356,392	26,944,047
February 2010	2,625,090	$21.50	2,625,090	24,318,957
March 2010	5,073,800	$23.60	5,073,800	19,245,157

Total	11,055,282	$22.20	11,055,282	19,245,157

(1)
Reflects repurchases made pursuant to repurchase authorizations previously announced in July 2009 and February 2010.

(2)
Represents (i) the total number of shares of common stock that remained available for repurchase (as adjusted to give effect to the reverse stock split effected after the close of trading on August 20, 2008) pursuant to the July 2009 repurchase authorization, plus (ii) the total number of shares of common stock that remained available for repurchase pursuant to the February 2010 repurchase authorization.

As of March 31, 2010, there were no shares remaining for repurchase under the July 2009 repurchase authorization. At April 23, 2010, IAC had approximately 19.2 million shares remaining under the February 2010 share repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2008.
10.1	Amended and Restated Agreement, dated as of February 26, 2010, between IAC/InterActiveCorp and Victor A. Kaufman.(1)
10.2	Employment Agreement, dated as of February 26, 2010, between IAC/InterActiveCorp and Gregg Winiarski.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)

(1)
Filed herewith.

(2)
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2010

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	April 30, 2010

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