Form 10-Q
period 2010-06-30
IAC/INTERACTIVECORP
filed 2010-07-29
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on July 29, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of July 23, 2010, the following shares of the registrant's common stock were outstanding:

Common Stock	91,794,042
Class B Common Stock	12,799,999

Total outstanding Common Stock	104,594,041

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 23, 2010 was $2,087,054,860. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$915,169	$1,245,997
Marketable securities	551,784	487,591
Accounts receivable, net of allowance of $11,687 and $11,283, respectively	104,971	101,834
Other current assets	153,149	164,627

Total current assets	1,725,073	2,000,049
Property and equipment, net	288,177	297,412
Goodwill	1,043,689	999,355
Intangible assets, net	264,270	261,172
Long-term investments	216,281	272,930
Other non-current assets	177,422	184,971

TOTAL ASSETS	$3,714,912	$4,015,889

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$42,981	$39,173
Deferred revenue	67,308	57,822
Accrued expenses and other current liabilities	216,549	193,282

Total current liabilities	326,838	290,277
Long-term debt	95,844	95,844
Income taxes payable	461,874	450,129
Other long-term liabilities	23,493	23,633
Redeemable noncontrolling interests	60,329	28,180
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 224,384,202 and 222,657,925 shares, respectively, and outstanding 92,752,831 and 108,131,736 shares, respectively	224	223
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	11,351,718	11,322,993
Accumulated deficit	(756,491)	(751,377)
Accumulated other comprehensive income	3,098	24,503
Treasury stock 131,631,371 and 114,526,189 shares, respectively	(7,852,031)	(7,468,532)

Total shareholders' equity	2,746,534	3,127,826

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,714,912	$4,015,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenue	$402,858	$340,045	$788,784	$672,055
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	144,329	106,721	280,484	219,643
Selling and marketing expense	120,009	118,902	251,161	251,802
General and administrative expense	77,336	68,970	154,567	142,604
Product development expense	15,345	16,422	31,962	34,510
Depreciation	17,349	16,877	35,244	33,091
Amortization of intangibles	4,764	8,046	8,113	16,061
Amortization of non-cash marketing	—	200	—	2,505
Goodwill impairment	—	—	—	1,056

Total costs and expenses	379,132	336,138	761,531	701,272

Operating income (loss)	23,726	3,907	27,253	(29,217)
Other income (expense):
Interest income	1,666	2,444	3,301	6,172
Interest expense	(1,323)	(1,261)	(2,646)	(2,725)
Equity in losses of unconsolidated affiliates	(4,002)	(2,165)	(26,615)	(4,012)
Other (expense) income	(247)	61,811	4,673	61,957

Total other (expense) income, net	(3,906)	60,829	(21,287)	61,392

Earnings from continuing operations before income taxes	19,820	64,736	5,966	32,175
Income tax provision	(4,956)	(22,143)	(8,965)	(19,464)

Earnings (loss) from continuing operations	14,864	42,593	(2,999)	12,711
Loss from discontinued operations, net of tax	(2,029)	(2,196)	(3,490)	(958)

Net earnings (loss)	12,835	40,397	(6,489)	11,753
Net loss attributable to noncontrolling interests	756	416	1,375	674

Net earnings (loss) attributable to IAC shareholders	$13,591	$40,813	$(5,114)	$12,427

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations	$0.14	$0.29	$(0.01)	$0.09
Diluted earnings (loss) per share from continuing operations	$0.14	$0.29	$(0.01)	$0.09
Basic earnings (loss) per share	$0.12	$0.28	$(0.05)	$0.08
Diluted earnings (loss) per share	$0.12	$0.28	$(0.05)	$0.08
Non-cash compensation expense by function:
Cost of revenue	$1,011	$505	$1,952	$1,329
Selling and marketing expense	971	583	1,954	1,537
General and administrative expense	17,951	11,744	36,879	27,188
Product development expense	1,390	760	2,868	2,118

Total non-cash compensation expense	$21,323	$13,592	$43,653	$32,172

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(6,489)	$11,753
Less: loss from discontinued operations, net of tax	3,490	958

(Loss) earnings from continuing operations	(2,999)	12,711
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	35,244	33,091
Amortization of intangibles	8,113	16,061
Amortization of non-cash marketing	—	2,505
Goodwill impairment	—	1,056
Impairment of long-term investment	—	3,884
Non-cash compensation expense	43,653	32,172
Deferred income taxes	764	64,123
Equity in losses of unconsolidated affiliates	26,615	4,012
Gain on sale of Match Europe	—	(116,807)
(Gain) loss on sales of investments	(3,989)	12,305
Net decrease in the fair value of the derivative asset related to Arcandor AG stock	—	38,204
Changes in current assets and liabilities:
Accounts receivable	(6,252)	723
Other current assets	2,445	196
Accounts payable and other current liabilities	(4,405)	12,161
Income taxes payable	15,609	(25,784)
Deferred revenue	10,349	5,552
Other, net	5,486	7,262

Net cash provided by operating activities attributable to continuing operations	130,633	103,427

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(16,681)	(11,661)
Capital expenditures	(25,554)	(18,616)
Proceeds from sales and maturities of marketable debt securities	366,543	58,602
Purchases of marketable debt securities	(427,286)	(187,671)
Proceeds from sales of investments	5,325	6,498
Purchases of long-term investments	(796)	(1,719)
Dividend received from unconsolidated affiliate	8,800	—
Receivable created in the sale of Match Europe	—	(6,829)
Other, net	(127)	(9,077)

Net cash used in investing activities attributable to continuing operations	(89,776)	(170,473)

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(379,508)	(225,094)
Issuance of common stock, net of withholding taxes	6,592	149,086
Excess tax benefits from stock-based awards	4,992	143
Other, net	5	1,813

Net cash used in financing activities attributable to continuing operations	(367,919)	(74,052)

Total cash used in continuing operations	(327,062)	(141,098)
Net cash provided by (used in) operating activities attributable to discontinued operations	466	(964)
Effect of exchange rate changes on cash and cash equivalents	(4,232)	5,490

Net decrease in cash and cash equivalents	(330,828)	(136,572)
Cash and cash equivalents at beginning of period	1,245,997	1,744,994

Cash and cash equivalents at end of period	$915,169	$1,608,422

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

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest, whether through voting interests or variable interests. The Company's consolidated financial statements include one variable interest entity, an entity in which the Company has a controlling financial interest through voting rights and is also the primary beneficiary. Intercompany transactions and accounts have been eliminated. Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not own a controlling voting interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Estimates

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual amounts could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to the fair values of financial instruments, long-term investments, goodwill and indefinite-lived intangible assets, the useful lives and carrying values of definite-lived intangible assets and property and equipment, the carrying value of accounts receivable, including the determination of the allowances for doubtful accounts and other revenue related allowances, the reserves for income tax contingencies and the valuation allowances for deferred income

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

tax assets and the fair value of stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

Certain Risks and Concentrations

        A significant portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior could adversely affect our operating results. A significant majority of the Company's online advertising is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on December 31, 2012. For the three and six months ended June 30, 2010, revenue earned from Google was $174.1 million and $345.7 million, respectively. For the three and six months ended June 30, 2009, revenue earned from Google was $136.1 million and $265.4 million, respectively. The majority of this revenue is earned by the businesses comprising the Search segment. Accounts receivable related to revenue earned from Google totaled $58.6 million at June 30, 2010 and $55.0 million at December 31, 2009.

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

	June 30, 2010	December 31, 2009
	(In thousands)
Buildings and leasehold improvements	$224,625	$233,829
Computer equipment and capitalized software	195,316	188,283
Furniture and other equipment	51,545	41,134
Projects in progress	10,235	8,655
Land	5,117	5,117

	486,838	477,018
Less: accumulated depreciation and amortization	(198,661)	(179,606)

Property and equipment, net	$288,177	$297,412

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Redeemable noncontrolling interests

	June 30, 2010	December 31, 2009
	(In thousands)
Balance at January 1	$28,180	$22,771
Noncontrolling interests related to acquisitions	23,255	3,561
Contribution from owners of noncontrolling interests	235	1,750
Distribution to owners of noncontrolling interests	—	(216)
Net loss attributable to noncontrolling interests	(1,375)	(1,090)
Change in fair value of redeemable noncontrolling interests	(5,312)	1,033
Noncontrolling interest created by a decrease in ownership of a subsidiary	15,750	—
Change in effect of foreign currency translation	(404)	371

Balance at end of period	$60,329	$28,180

Accumulated other comprehensive income

	June 30, 2010	December 31, 2009
	(In thousands)
Foreign currency translation, net of tax	$6,601	$20,264
Unrealized (losses) gains on available-for-sale securities, net of tax	(3,503)	4,239

Accumulated other comprehensive income, net of tax	$3,098	$24,503

Other (expense) income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Gain on sale of Match Europe	$—	$116,807	$—	$116,807
Net decrease in the fair value of the derivative asset related to Arcandor AG ("ARO") stock	—	(38,204)	—	(38,204)
(Loss) gain on sale of investments	—	(12,305)	3,989	(12,305)
Impairment of shares of ARO stock	—	(3,884)	—	(3,884)
Other (expense) income	(247)	(603)	684	(457)

Other (expense) income	$(247)	$61,811	$4,673	$61,957

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Comprehensive income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$13,591	$40,813	$(5,114)	$12,427

Foreign currency translation, net of tax	(8,990)	11,065	(13,663)	6,923
Changes in net unrealized gains on available-for-sale securities, net of tax	(2,533)	38,523	(7,742)	31,771

Other comprehensive (loss) income	(11,523)	49,588	(21,405)	38,694

Comprehensive income (loss)	$2,068	$90,401	$(26,519)	$51,121

        The specific-identification method is used to determine the cost of a security sold or the amount of unrealized gains and losses reclassified from other comprehensive income into earnings. The amount of unrealized gains, net of tax, reclassified from other comprehensive income and recognized into earnings related to the sales and maturities of available-for-sale securities for the three and six months ended June 30, 2010 were less than $0.1 million and $2.7 million, respectively. The amount of unrealized (losses) gains, net of tax, reclassified from other comprehensive income and recognized into earnings related to the sales and maturities of available-for-sale securities for the three and six months ended June 30, 2009 was $(4.6) million and $0.3 million, respectively. The amount of unrealized losses, net of tax, reclassified from other comprehensive income and recognized into earnings related to the impairment of shares of ARO stock for the three months ended June 30, 2009 was $1.3 million.

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

        For the three and six months ended June 30, 2010, the Company recorded an income tax provision for continuing operations of $5.0 million and $9.0 million, respectively, which represent effective tax rates of 25% and 150%, respectively. The tax rate for the three months ended June 30, 2010 is lower than the federal statutory rate of 35% due principally to foreign tax credits, partially offset by interest on tax contingencies and state taxes. The tax rate for the six months ended June 30, 2010 is higher than the federal statutory rate of 35% due principally to a valuation allowance on the deferred tax asset created by the impairment charge for our investment in The HealthCentral Network, Inc. ("HealthCentral"), interest on tax contingencies and state taxes, partially offset by foreign tax credits.

        For the three and six months ended June 30, 2009, the Company recorded an income tax provision for continuing operations of $22.1 million and $19.5 million, respectively, which represent effective tax rates of 34% and 60%, respectively. The tax rate for the three months ended June 30, 2009 is lower than the federal statutory rate of 35% due principally to benefits related to a change in the estimated annual effective tax rate and foreign tax credits related to the sale of Match Europe, substantially offset by non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, an increase in the valuation allowance on deferred tax assets related to losses from equity investments and impairments of the Company's shares of ARO stock and the related contingent value right ("CVR"). The tax rate for the six months ended June 30, 2009 is higher than the federal statutory rate of 35% due principally to non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, and an increase in valuation allowances on deferred tax assets related to the impairments of the Company's shares of ARO stock and the related CVR, offset by foreign tax credits related to the sale of Match Europe.

        At June 30, 2010 and December 31, 2009, unrecognized tax benefits, including interest, were $474.3 million and $462.9 million, respectively. Of the total unrecognized tax benefits as of June 30, 2010, $461.9 million is included in "non-current income taxes payable," $11.8 million relates to deferred tax assets included in "other non-current assets" and $0.6 million is included in "accrued expenses and other current liabilities." Included in unrecognized tax benefits at June 30, 2010 is $110.4 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of June 30, 2010 are subsequently recognized, $98.8 million and $195.4 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $0.9 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations for the three and six months ended June 30, 2010 is a $2.3 million expense, net of related deferred taxes of $1.6 million, and a $4.7 million expense, net of related deferred taxes of $3.2 million, respectively, for interest on

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

unrecognized tax benefits. At June 30, 2010 and December 31, 2009, the Company has accrued $82.2 million and $68.7 million, respectively, for the payment of interest. At June 30, 2010 and December 31, 2009, the Company has accrued $5.0 million for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2011. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2003. These examinations are expected to be completed by 2011. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $18.5 million within twelve months of the current reporting date due to settlements and the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities, and statute of limitations expirations. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 4—MARKETABLE SECURITIES

        At June 30, 2010, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$188,781	$697	$(415)	$189,063
States of the U.S. and state political subdivisions	112,004	843	(25)	112,822
U.S. Treasury securities	249,891	14	(6)	249,899

Total debt securities	550,676	1,554	(446)	551,784

Total marketable securities	$550,676	$1,554	$(446)	$551,784

        The net unrealized gain is included in accumulated other comprehensive income at June 30, 2010.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES (Continued)

        The contractual maturities of debt securities classified as available-for-sale as of June 30, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$404,420	$404,806
Due after one year through five years	146,256	146,978

Total	$550,676	$551,784

        The following table summarizes those investments with unrealized losses at June 30, 2010 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$77,817	$(415)	$—	$—	$77,817	$(415)
States of the U.S. and state political subdivisions	10,985	(25)	—	—	10,985	(25)
U.S. Treasury securities	99,950	(6)	—	—	99,950	(6)

Total	$188,752	$(446)	$—	$—	$188,752	$(446)

        Substantially all of the Company's debt securities are rated investment grade or better. Because the Company does not intend to sell any marketable securities and it is not more likely than not that the Company will be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired at June 30, 2010.

        The following table presents the proceeds from sales and maturities of available-for-sale marketable securities and the related gross realized gains and losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from sales and maturities of available-for-sale marketable securities	$170,878	$38,714	$371,868	$65,100
Gross realized gains	83	230	4,332	375
Gross realized losses	(7)	(12,305)	(7)	(12,305)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES (Continued)

        Gross realized gains and losses from the sale of marketable securities are included in "Other (expense) income" in the accompanying consolidated statement of operations. Gross realized gains from the sale of our remaining shares of Open Table, Inc. in 2010 and gross realized losses from the sale of 4.3 million shares of ARO stock in 2009 are included in "Other (expense) income" in the accompanying consolidated statement of operations.

        At December 31, 2009, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$194,609	$841	$(258)	$195,192
States of the U.S. and state political subdivisions	110,650	1,228	(15)	111,863
U.S. Treasury securities	174,929	16	(2)	174,943
Other fixed term obligations	705	—	(17)	688

Total debt securities	480,893	2,085	(292)	482,686
Equity securities	1,336	3,569	—	4,905

Total marketable securities	$482,229	$5,654	$(292)	$487,591

        The net unrealized gain is included in accumulated other comprehensive income at December 31, 2009.

        The following table summarizes those investments with unrealized losses at December 31, 2009 that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$74,839	$(176)	$519	$(82)	$75,358	$(258)
States of the U.S. and state political subdivisions	4,501	(15)	—	—	4,501	(15)
U.S. Treasury securities	49,965	(2)	—	—	49,965	(2)
Other fixed term obligations	—	—	688	(17)	688	(17)

Total	$129,305	$(193)	$1,207	$(99)	$130,512	$(292)

NOTE 5—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At June 30, 2010 and December 31, 2009, the Company's equity investments in unconsolidated affiliates totaled $148.2 million and $200.4 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet.

        During the first quarter of 2010, the Company recorded an $18.3 million impairment charge to write-down its investment in HealthCentral to fair value. The decline in value was determined to be other-than-temporary due to HealthCentral's continued losses and negative operating cash flows, which are due, in part, to macroeconomic and industry specific factors. The valuation of our investment in

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—EQUITY INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

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

        Summarized financial information for HealthCentral is as follows:

	Six Months Ended March 31,
	2010	2009
	(In thousands)
Net sales	$9,950	$6,124
Gross profit	$6,319	$4,033
Net loss	$(5,598)	$(3,648)

NOTE 6—FAIR VALUE MEASUREMENTS

        The Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

  •
  Level 1: Observable inputs obtained from independent sources, such as quoted prices for identical assets and liabilities in active markets.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2010
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash equivalents:
Treasury and government agency money market funds	$393,828	$—	$—	$393,828
Commercial paper	—	364,617	—	364,617
U.S. Treasury securities	24,999	—	—	24,999
Time deposits	—	62,050	—	62,050
Marketable securities:
Corporate debt securities	—	189,063	—	189,063
States of the U.S. and state political subdivisions	—	112,822	—	112,822
U.S. Treasury securities	249,899	—	—	249,899
Long-term investments:
Marketable equity security	12,059	—	—	12,059
Auction rate securities	—	—	11,255	11,255

Total	$680,785	$728,552	$11,255	$1,420,592

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

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2010	2009
	Auction Rate Securities	Auction Rate Securities	Derivative Asset Related to ARO Stock
	(In thousands)
Balance at April 1	$13,420	$10,020	$53,582
Total net gains (losses) (realized and unrealized):
Included in earnings	—	—	(38,204)
Included in other comprehensive income	(2,165)	1,350	3,472

Balance at June 30	$11,255	$11,370	$18,850

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

	Six Months Ended June 30,
	2010	2009
	Auction Rate Securities	Auction Rate Securities	Derivative Asset Related to ARO Stock
	(In thousands)
Balance at January 1	$12,635	$10,725	$57,189
Total net gains (losses) (realized and unrealized):
Included in earnings	—	—	(38,204)
Included in other comprehensive income	(1,380)	645	(135)

Balance at June 30	$11,255	$11,370	$18,850

        The losses included in earnings relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs were unrealized and are included in "Other (expense) income" in the accompanying consolidated statement of operations.

Marketable equity security

        The cost basis of this marketable equity security is $12.9 million at June 30, 2010 and December 31, 2009, with a gross unrealized loss of $0.8 million at June 30, 2010 and a gross unrealized gain of $2.7 million at December 31, 2009 included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. Because the Company does not intend to sell this marketable equity security and it is not more likely than not that the Company will be required to sell this security before recovery of its cost basis, the Company does not consider this security to be other-than-temporarily impaired at June 30, 2010.

Auction rate securities

        Historically, the Company's auction rate securities ("ARS") had determinable market values arising from the auction process. However, these auctions began to fail in the third quarter of 2007. As a result of these failed auctions, the ARS no longer have readily determinable market values and are instead valued by discounting the estimated future cash flow streams of the securities over the lives of the securities. Credit spreads and other risk factors are also considered in establishing a fair value. At June 30, 2010, the ARS are rated either A+/WR or A/WR. The cost basis of these ARS is $15.0 million at June 30, 2010 and December 31, 2009, with gross unrealized losses of $3.7 million and $2.4 million at June 30, 2010 and December 31, 2009, respectively. Due to their high credit rating and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity, the Company does not consider the ARS to be other-than-temporarily impaired at June 30, 2010. The unrealized losses are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. The ARS mature in 2025 and 2035.

Derivative asset related to ARO stock

        The CVR was accounted for as a derivative asset and maintained at fair value relying on significant unobservable inputs including credit risk. During the fourth quarter of 2009, the Company

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

wrote the value of the CVR down to zero. This reflected the increased credit risk due to ARO's insolvency filing and the Company's assessment of the value that it expects to recover.

Assets measured at fair value on a nonrecurring basis

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on level 3 inputs. See Note 5 for a description of an impairment charge recorded in the first quarter of 2010 related to an equity method investment.

NOTE 7—FINANCIAL INSTRUMENTS

        The fair value of financial instruments listed below has been determined by the Company using available market information and appropriate valuation methodologies.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$915,169	$915,169	$1,245,997	$1,245,997
Marketable securities	551,784	551,784	487,591	487,591
Long-term marketable equity security	12,059	12,059	15,608	15,608
Auction rate securities	11,255	11,255	12,635	12,635
Notes receivable	3,807	3,151	3,271	2,426
Long-term debt	(95,844)	(88,339)	(95,844)	(77,123)
Guarantee and letters of credit	N/A	(410)	N/A	(535)

        The carrying amounts of cash equivalents approximate fair value due to their short-term maturity. The fair value of notes receivable is based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. The fair values of the guarantee and letters of credit are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 4 for discussion of the fair value of marketable securities and Note 6 for discussion of the fair value of the long-term marketable equity security and auction rate securities.

        Investments accounted for under the cost method are included in "Long-term investments" in the accompanying consolidated balance sheet and have a carrying value of $44.7 million and $44.3 million at June 30, 2010 and December 31, 2009, respectively. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FINANCIAL INSTRUMENTS (Continued)

circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

NOTE 8—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$14,864	$14,864	$42,593	$42,593
Net loss attributable to noncontrolling interests	756	756	416	416

Earnings from continuing operations attributable to IAC shareholders	15,620	15,620	43,009	43,009
Loss from discontinued operations, net of tax	(2,029)	(2,029)	(2,196)	(2,196)

Net earnings attributable to IAC shareholders	$13,591	$13,591	$40,813	$40,813

Denominator:
Weighted average basic shares outstanding	109,287	109,287	146,492	146,492
Dilutive securities including stock options, warrants, RSUs and PSUs(a)	—	3,320	—	1,578

Denominator for earnings per share—weighted average shares(a)	109,287	112,607	146,492	148,070

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.14	$0.14	$0.29	$0.29
Discontinued operations, net of tax	(0.02)	(0.02)	(0.01)	(0.01)

Earnings per share	$0.12	$0.12	$0.28	$0.28

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS (LOSS) PER SHARE (Continued)

	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(2,999)	$(2,999)	$12,711	$12,711
Net loss attributable to noncontrolling interests	1,375	1,375	674	674

(Loss) earnings from continuing operations attributable to IAC shareholders	(1,624)	(1,624)	13,385	13,385
Loss from discontinued operations, net of tax	(3,490)	(3,490)	(958)	(958)

Net (loss) earnings attributable to IAC shareholders	$(5,114)	$(5,114)	$12,427	$12,427

Denominator:
Weighted average basic shares outstanding	112,847	112,847	147,130	147,130
Dilutive securities including stock options, warrants, RSUs and PSUs(a)(b)	—	—	—	1,910

Denominator for earnings per share—weighted average shares(a)(b)	112,847	112,847	147,130	149,040

(Loss) earnings per share attributable to IAC shareholders:
(Loss) earnings per share from continuing operations	$(0.01)	$(0.01)	$0.09	$0.09
Discontinued operations, net of tax	(0.04)	(0.04)	(0.01)	(0.01)

(Loss) earnings per share	$(0.05)	$(0.05)	$0.08	$0.08

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs") and performance stock units ("PSUs"). For the three months ended June 30, 2010, approximately 24.0 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2009, approximately 35.9 million and 36.1 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
For the six months ended June 30, 2010, the Company had a loss from continuing operations and as a result, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the six months ended June 30, 2010, approximately 38.2 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Entities included in discontinued operations are excluded from the tables below. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of Media & Other, do not meet the quantitative thresholds that require presentation as separate operating segments.

        In the fourth quarter of 2009, IAC renamed and realigned its reportable segments. The Media & Advertising segment was renamed "Search," and the Emerging Businesses segment was renamed "Media & Other." Further, Evite was moved from the Search segment (formerly Media & Advertising) to the Media & Other segment (formerly Emerging Businesses).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
Search	$197,194	$166,583	$396,155	$332,556
Match	96,961	88,291	186,236	178,351
ServiceMagic	49,519	42,400	91,731	73,753
Media & Other	59,628	44,494	115,491	90,876
Inter-segment elimination	(444)	(1,723)	(829)	(3,481)

Total	$402,858	$340,045	$788,784	$672,055

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Operating Income (Loss):
Search	$31,617	$9,118	$62,674	$10,327
Match	25,490	28,397	39,192	38,139
ServiceMagic	5,748	5,680	8,144	7,683
Media & Other	(3,933)	(10,222)	(13,143)	(23,043)
Corporate	(35,196)	(29,066)	(69,614)	(62,323)

Total	$23,726	$3,907	$27,253	$(29,217)

        The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization of non-cash marketing, (3) amortization and impairment of intangibles, (4) goodwill impairment, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. The Company believes this measure is useful to investors because it represents the operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses,

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

including non-cash compensation, non-cash marketing, and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-U.S. GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Operating Income Before Amortization:
Search	$32,043	$15,881	$63,584	$26,136
Match	29,104	28,546	43,910	38,487
ServiceMagic	6,125	6,709	8,984	9,510
Media & Other	(3,242)	(9,236)	(10,076)	(20,413)
Corporate	(14,217)	(16,155)	(27,383)	(31,143)

Total	$49,813	$25,745	$79,019	$22,577

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings (loss) attributable to IAC shareholders in total (in thousands):

	Three Months Ended June 30, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$32,043	$(89)	$(337)	$31,617
Match	29,104	179	(3,793)	25,490
ServiceMagic	6,125	—	(377)	5,748
Media & Other	(3,242)	(434)	(257)	(3,933)
Corporate	(14,217)	(20,979)	—	(35,196)

Total	$49,813	$(21,323)	$(4,764)	23,726

Other expense, net				(3,906)

Earnings from continuing operations before income taxes				19,820
Income tax provision				(4,956)

Earnings from continuing operations				14,864
Loss from discontinued operations, net of tax				(2,029)

Net earnings				12,835
Net loss attributable to noncontrolling interests				756

Net earnings attributable to IAC shareholders				$13,591

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Amortization of Non-Cash Marketing	Operating Income (Loss)
Search	$15,881	$(148)	$(6,415)	$(200)	$9,118
Match	28,546	(25)	(124)	—	28,397
ServiceMagic	6,709	—	(1,029)	—	5,680
Media & Other	(9,236)	(508)	(478)	—	(10,222)
Corporate	(16,155)	(12,911)	—	—	(29,066)

Total	$25,745	$(13,592)	$(8,046)	$(200)	3,907

Other income, net					60,829

Earnings from continuing operations before income taxes					64,736
Income tax provision					(22,143)

Earnings from continuing operations					42,593
Loss from discontinued operations, net of tax					(2,196)

Net earnings					40,397
Net loss attributable to noncontrolling interests					416

Net earnings attributable to IAC shareholders					$40,813

	Six Months Ended June 30, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$63,584	$(236)	$(674)	$62,674
Match	43,910	153	(4,871)	39,192
ServiceMagic	8,984	—	(840)	8,144
Media & Other	(10,076)	(1,339)	(1,728)	(13,143)
Corporate	(27,383)	(42,231)	—	(69,614)

Total	$79,019	$(43,653)	$(8,113)	27,253

Other expense, net				(21,287)

Earnings from continuing operations before income taxes				5,966
Income tax provision				(8,965)

Loss from continuing operations				(2,999)
Loss from discontinued operations, net of tax				(3,490)

Net loss				(6,489)
Net loss attributable to noncontrolling interests				1,375

Net loss attributable to IAC shareholders				$(5,114)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Amortization of Non-Cash Marketing	Goodwill Impairment	Operating Income (Loss)
Search	$26,136	$(295)	$(13,009)	$(2,505)	$—	$10,327
Match	38,487	(102)	(246)	—	—	38,139
ServiceMagic	9,510	(150)	(1,677)	—	—	7,683
Media & Other	(20,413)	(445)	(1,129)	—	(1,056)	(23,043)
Corporate	(31,143)	(31,180)	—	—	—	(62,323)

Total	$22,577	$(32,172)	$(16,061)	$(2,505)	$(1,056)	(29,217)

Other income, net						61,392

Earnings from continuing operations before income taxes						32,175
Income tax provision						(19,464)

Earnings from continuing operations						12,711
Loss from discontinued operations, net of tax						(958)

Net earnings						11,753
Net loss attributable to noncontrolling interests						674

Net earnings attributable to IAC shareholders						$12,427

        The following table presents depreciation by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation:
Search	$9,952	$8,416	$19,015	$16,725
Match	2,878	2,399	5,906	4,807
ServiceMagic	1,078	793	1,996	1,594
Media & Other	1,290	2,428	3,932	4,365
Corporate	2,151	2,841	4,395	5,600

Total	$17,349	$16,877	$35,244	$33,091

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

        The Company maintains operations in the United States, the United Kingdom and other international territories. Geographic information about the United States and international territories is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
United States	$353,969	$283,969	$689,396	$555,876
All other countries	48,889	56,076	99,388	116,179

Total	$402,858	$340,045	$788,784	$672,055

	June 30, 2010	December 31, 2009
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$287,151	$296,543
All other countries	1,026	869

Total	$288,177	$297,412

NOTE 10—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See Note 3 for additional information related to income tax contingencies.

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

        During June 2010, Meetic S.A. ("Meetic") declared a dividend. IAC's share of the dividend was $11.4 million in total. IAC received $8.8 million of the dividend in June 2010 and the balance in July 2010.

Non-Cash Transactions for the Six Months Ended June 30, 2010

        On March 10, 2010, Match and Meetic completed a transaction in which Match contributed its Latin American business ("Match Latam") and Meetic contributed its Latin American business

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

("Parperfeito") to a newly formed venture. These contributions, along with a $3.0 million payment from Match to Meetic, resulted in each party owning a 50% equity interest in the newly formed venture, which was valued at $72 million. Match controls the venture through its voting interests. Accordingly, this transaction was accounted for as an acquisition of Parperfeito and a decrease in ownership of Match Latam. No gain or loss was recognized on this transaction as the fair value of the consideration received by Match equaled the fair value of the assets exchanged.

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

Results of Operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and six months ended June 30, 2010 and 2009 (dollars in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Growth	2009*	2010	Growth	2009*
Revenue:
Search	$197,194	18%	$166,583	$396,155	19%	$332,556
Match	96,961	10%	88,291	186,236	4%	178,351
ServiceMagic	49,519	17%	42,400	91,731	24%	73,753
Media & Other	59,628	34%	44,494	115,491	27%	90,876
Inter-segment elimination	(444)	74%	(1,723)	(829)	76%	(3,481)

Total	$402,858	18%	$340,045	$788,784	17%	$672,055

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Growth	2009*	2010	Growth	2009*
Operating Income (Loss):
Search	$31,617	247%	$9,118	$62,674	507%	$10,327
Match	25,490	(10)%	28,397	39,192	3%	38,139
ServiceMagic	5,748	1%	5,680	8,144	6%	7,683
Media & Other	(3,933)	62%	(10,222)	(13,143)	43%	(23,043)
Corporate	(35,196)	(21)%	(29,066)	(69,614)	(12)%	(62,323)

Total	$23,726	507%	$3,907	$27,253	NM	$(29,217)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Growth	2009*	2010	Growth	2009*
Operating Income Before Amortization:
Search	$32,043	102%	$15,881	$63,584	143%	$26,136
Match	29,104	2%	28,546	43,910	14%	38,487
ServiceMagic	6,125	(9)%	6,709	8,984	(6)%	9,510
Media & Other	(3,242)	65%	(9,236)	(10,076)	51%	(20,413)
Corporate	(14,217)	12%	(16,155)	(27,383)	12%	(31,143)

Total	$49,813	93%	$25,745	$79,019	250%	$22,577

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

Consolidated Results

Revenue

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Revenue	$402,858	18%	$340,045

        Revenue in 2010 increased $62.8 million from 2009 primarily as a result of revenue increases of $30.6 million from Search, $15.1 million from Media & Other, $8.7 million from Match and $7.1 million from ServiceMagic. The increase from Search reflects an increase in proprietary queries and growth in distributed toolbars. The increase in revenue from Media & Other was driven by the contribution from Notional, which was not in the prior year period, and strong growth at Pronto, Gifts.com and CollegeHumor. The increase in revenue from Match reflects strong growth from the domestic business, including the combined contribution from People Media, acquired July 13, 2009, and Singlesnet, acquired March 2, 2010, as well as the impact of Match's newly formed venture with Meetic S.A. ("Meetic") in Latin America, partially offset by a decrease in revenue due to the sale of Match Europe to Meetic on June 5, 2009. The increase in revenue from ServiceMagic was primarily due to a 21% increase in domestic service requests and a 25% increase in accepted domestic service requests driven by increased marketing efforts and a more active service provider network.

        A significant component of the Company's revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on December 31, 2012. For the three months ended June 30, 2010 and 2009, revenue earned from Google was $174.1 million and $136.1 million, respectively. The majority of this revenue is earned by the businesses comprising the Search segment.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Revenue	$788,784	17%	$672,055

        Revenue in 2010 increased $116.7 million from 2009 primarily as a result of revenue increases of $63.6 million from Search, $24.6 million from Media & Other, $18.0 million from ServiceMagic and $7.9 million from Match. The increases in revenue from these businesses are due primarily to the factors described above in the three month discussion. The revenue from Media & Other was further impacted from the inclusion in the current year period of revenue associated with profit participations related to our interests in Reveille, partially offset by revenue in the prior year period associated with ReserveAmerica before its sale on January 31, 2009.

        For the six months ended June 30, 2010 and 2009, revenue earned from Google was $345.7 million and $265.4 million, respectively.

Cost of revenue

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Cost of revenue	$144,329	35%	$106,721
As a percentage of revenue	36%	444 bp	31%

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

        Cost of revenue in 2010 increased $37.6 million from 2009 primarily due to increases of $28.3 million from Search and $5.6 million from Media & Other. The increase in cost of revenue from Search was primarily due to an increase of $24.9 million in traffic acquisition costs related to an increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year period due to an increase in the proportion of revenue from distributed toolbars and similar arrangements with third parties who direct traffic to our websites, as well as a shift in partner mix to partners carrying higher traffic acquisition costs. Cost of revenue from Media & Other increased primarily due to Notional, which was not in the prior year period.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Cost of revenue	$280,484	28%	$219,643
As a percentage of revenue	36%	288 bp	33%

        Cost of revenue in 2010 increased $60.8 million from 2009 primarily due to increases of $53.6 million from Search and $6.3 million from Media & Other. The increases in cost of revenue from both Search and Media & Other are due primarily to the factors described above in the three month discussion.

Selling and marketing expense

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$120,009	1%	$118,902
As a percentage of revenue	30%	(518) bp	35%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales functions, marketing and promotion. Advertising and promotional expenditures include online marketing, including fees paid to search engines and third parties that distribute our toolbars, and offline marketing, including television and radio advertising.

        Selling and marketing expense in 2010 increased $1.1 million from 2009 primarily due to increases of $6.1 million from ServiceMagic, $3.0 million from Media & Other and $2.6 million from Match, partially offset by a decrease of $10.9 million from Search. The increase in selling and marketing expense from ServiceMagic is due to an increase of $3.5 million in online and offline marketing and an increase in compensation and other employee-related costs, due in part, to the continued expansion of its sales force. Selling and marketing expense from Media & Other increased primarily due to an increase of $1.9 million in online marketing at Pronto. The increase in selling and marketing expense from Match is due to an increase of $2.2 million in advertising and promotional expenditures primarily associated with its recent acquisitions, partially offset by the sale of Match Europe. The decrease in selling and marketing expense from Search is primarily due to lower advertising and promotional expenditures of $6.6 million, as the prior year period included expenditures associated with the NASCAR partnership and an ad campaign to rebrand the UK.Ask.com website. Also contributing to the decrease in selling and marketing expense from Search is a decrease in compensation and other-employee related costs at CityGrid Media (formerly Citysearch), due in part, to a decrease in average headcount.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$251,161	0%	$251,802
As a percentage of revenue	32%	(563) bp	37%

        Selling and marketing expense in 2010 decreased $0.6 million from 2009 primarily due to a decrease of $22.7 million from Search, partially offset by increases of $15.3 million from ServiceMagic and $4.8 million from Media & Other. The decrease in selling and marketing expense from Search and the increases in selling and marketing expense from ServiceMagic and Media & Other are primarily due to the factors described above in the three month discussion.

General and administrative expense

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$77,336	12%	$68,970
As a percentage of revenue	19%	(109) bp	20%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2010 increased $8.4 million from 2009 primarily due to increases of $5.1 million from corporate and $2.9 million from Media & Other. The increase from corporate is due to an increase of $6.3 million in non-cash compensation expense related to equity grants issued subsequent to the second quarter of 2009 and the favorable impact of forfeited awards in the prior year, partially offset by lower salary expense and professional fees. General and administrative expense from Media & Other increased primarily due to Electus, which was not in the prior year period, and increased operating expenses associated with Vimeo.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$154,567	8%	$142,604
As a percentage of revenue	20%	(162) bp	21%

        General and administrative expense in 2010 increased $12.0 million from 2009 primarily due to increases of $6.9 million from Media & Other and $6.7 million from corporate. General and administrative expense from Media & Other increased primarily due to Electus and Notional, which were not in the prior year period, as well as increased operating expenses associated with Vimeo and Evite, partially offset by the cost savings related to certain businesses that have been sold or shutdown. The increase from corporate is principally due to the factors described above in the three month discussion.

Product development expense

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Product development expense	$15,345	(7)%	$16,422
As a percentage of revenue	4%	(102) bp	5%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2010 decreased $1.1 million from 2009 primarily due to a decrease of $2.5 million from Search, partially offset by an increase of $0.9 million from Match. Contributing to the decrease in product development expense at Search is a decrease in average headcount at IAC Search & Media and an increase in costs being capitalized in the current year period related to the development and enhancement of IAC Search & Media's product offerings and related technology. The increase in product development expense from Match is primarily due to an increase in compensation and other employee-related costs driven by growth in headcount related to recent acquisitions.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Product development expense	$31,962	(7)%	$34,510
As a percentage of revenue	4%	(108) bp	5%

        Product development expense in 2010 decreased $2.5 million from 2009 primarily due to a decrease of $4.6 million from Search, partially offset by an increase of $1.5 million from Match. The decrease in product development expense from Search and the increase in product development expense from Match are due primarily to the factors described above in the three month discussion.

Depreciation

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Depreciation expense	$17,349	3%	$16,877
As a percentage of revenue	4%	(66) bp	5%

        Depreciation in 2010 increased $0.5 million from 2009 primarily due to the write-off of certain capitalized software costs and the incremental depreciation associated with capital expenditures made during 2010 and 2009, partially offset by certain fixed assets becoming fully depreciated.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Depreciation expense	$35,244	7%	$33,091
As a percentage of revenue	4%	(46) bp	5%

        Depreciation in 2010 increased $2.2 million from 2009 primarily due to the factors described above in the three month discussion.

Operating Income Before Amortization

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Operating Income Before Amortization	$49,813	93%	$25,745
As a percentage of total revenue	12%	479 bp	8%

        Operating Income Before Amortization in 2010 increased $24.1 million from 2009 primarily due to an increase of $16.2 million from Search and reduced losses of $6.0 million at Media & Other. The increase in Operating Income Before Amortization reflects higher revenue and lower marketing costs from Search, and decreased losses at Media & Other, due in part, to the cost savings related to certain businesses that have been sold or shutdown.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Operating Income Before Amortization	$79,019	250%	$22,577
As a percentage of total revenue	10%	666 bp	3%

        Operating Income Before Amortization in 2010 increased $56.4 million from 2009 primarily due to increases of $37.4 million and $5.4 million from Search and Match, respectively, and reduced losses of $10.3 million at Media & Other. The increase in Operating Income Before Amortization reflects higher revenue and lower marketing costs from Search, cost savings related to certain business that have been sold or shutdown and the participation in profits related to our interests in Reveille from Media & Other and a reduction in acquisition related expenses from Match.

Operating income (loss)

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Operating income	$23,726	507%	$3,907
As a percentage of revenue	6%	474 bp	1%

        Operating income in 2010 increased $19.8 million from 2009 primarily due to an increase of $24.1 million in Operating Income Before Amortization described above and decreases of $3.3 million in amortization of intangibles and $0.2 million in amortization of non-cash marketing, partially offset by an increase of $7.7 million in non-cash compensation expense. The decrease in amortization of intangibles is primarily due to the write-off of certain definite-lived intangible assets at IAC Search & Media during the fourth quarter of 2009, partially offset by an increase in amortization of intangibles at Match relating to the acquisition of Singlesnet and its newly formed venture with Meetic in Latin America. The amortization of non-cash marketing referred to in this report consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

        The increase in non-cash compensation expense is primarily due to the expense related to equity grants issued subsequent to the second quarter of 2009 and the favorable impact of forfeited awards in the prior year period. As of June 30, 2010, there was $137.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Operating income (loss)	$27,253	NM	$(29,217)
As a percentage of revenue	3%	NM	(4)%

        Operating income in 2010 increased $56.5 million from 2009 primarily due to an increase of $56.4 million in Operating Income Before Amortization described above and decreases of $7.9 million in amortization of intangibles and $2.5 million in amortization of non-cash marketing, as well as the inclusion in the prior year period of a goodwill impairment charge of $1.1 million, partially offset by an increase of $11.5 million in non-cash compensation expense. The decrease in amortization of intangibles is primarily due to the factors described above in the three month discussion. The increase in non-cash compensation expense is primarily due to the expense related to equity grants issued subsequent to the first half of 2009 and the favorable impact of forfeited awards in the prior year.

Other income (expense)

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Other income (expense):
Interest income	$1,666	(32)%	$2,444
Interest expense	(1,323)	5%	(1,261)
Equity in losses of unconsolidated affiliates	(4,002)	85%	(2,165)
Other (expense) income	(247)	NM	61,811

        Interest income in 2010 decreased $0.8 million from 2009 primarily due to the impact of lower average investment balances and lower average interest rates.

        Equity in losses of unconsolidated affiliates in 2010 increased $1.8 million from 2009 primarily due to a loss of $2.9 million related to the Company's investment in Meetic, which was not in the year ago period, partially offset by reduced losses from certain other equity method investees. The loss related to the investment in Meetic is primarily due to the amortization of intangibles, which is required by purchase accounting rules.

        Other income in 2009 of $61.8 million is principally due to a $116.8 million gain related to the sale of Match Europe in exchange for a 27% stake in Meetic. Partially offsetting the increase in other income in 2009 is a loss of $12.3 million related to the Company's sale of 4.3 million shares of Arcandor AG ("ARO") stock, and the write-downs of $38.2 million and $3.9 million related to the derivative asset associated with the ARO stock (referred to as a contingent value right or "CVR") and the 1.1 million shares of ARO stock that the Company still owned at June 30, 2009, respectively. ARO filed for insolvency on June 9, 2009. The impairment charge related to the CVR was based upon the Company's assessment of its fair value at June 30, 2009.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

	Six Months Ended June 30,
	2010	% Change	2009
	(Dollars in thousands)
Other income (expense):
Interest income	$3,301	(47)%	$6,172
Interest expense	(2,646)	(3)%	(2,725)
Equity in losses of unconsolidated affiliates	(26,615)	563%	(4,012)
Other income	4,673	(92)%	61,957

        Changes in interest income and other income were all impacted principally due to the factors described above in the three month discussion. Other income was also impacted in 2010 by a gain of $4.0 million related to the sale of our remaining shares of OpenTable, Inc. ("OpenTable").

        Equity in losses of unconsolidated affiliates in 2010 increased $22.6 million from 2009 primarily due to an $18.3 million impairment charge to write-down the Company's investment in The HealthCentral Network, Inc. ("HealthCentral") to fair value. The decline in value was determined to be other-than-temporary due to HealthCentral's continued losses and negative operating cash flows, which are due, in part, to macroeconomic and industry specific factors. The valuation of our investment in HealthCentral reflects the Company's assessment of these factors. The Company estimated the fair value of its investment in HealthCentral using a multiple of revenue approach in the context of a different valuation environment than that which prevailed when our initial investment was made. Equity in losses of unconsolidated affiliates also includes a loss of $4.4 million related to the Company's investment in Meetic, which is not in the year ago period, primarily due to the amortization of intangibles, as described above in the three month discussion.

Income tax provision

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

        In 2010, the Company recorded an income tax provision for continuing operations of $5.0 million on pre-tax income of $19.8 million, which represents an effective tax rate of 25%. This rate is lower than the federal statutory rate of 35% due principally to foreign tax credits, partially offset by interest on tax contingencies and state taxes. In 2009, the Company recorded an income tax provision for continuing operations of $22.1 million on pre-tax income of $64.7 million, which represents an effective tax rate of 34%. This rate is lower than the federal statutory rate of 35% due principally to benefits related to a change in the estimated annual effective tax rate and foreign tax credits related to the sale of Match Europe, substantially offset by non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, an increase in the valuation allowance on deferred tax assets related to losses from equity investments and impairments of the Company's shares of ARO stock and the related CVR.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

        In 2010, the Company recorded an income tax provision for continuing operations of $9.0 million on pre-tax income of $6.0 million, which represents an effective tax rate of 150%. This rate is higher than the federal statutory rate of 35% due principally to a valuation allowance on the deferred tax asset created by the impairment charge for our investment in HealthCentral, interest on tax contingencies and state taxes, partially offset by foreign tax credits. In 2009, the Company recorded an income tax provision for continuing operations of $19.5 million on pre-tax income of $32.2 million, which represents an effective tax rate of 60%. This rate is higher than the federal statutory rate of 35% due principally to non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, and an increase in valuation allowances on deferred tax assets related to the impairments of the Company's shares of ARO stock and the related CVR, offset by foreign tax credits related to the sale of Match Europe.

        At June 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $392.1 million and $394.3 million, respectively. Unrecognized tax benefits for the six months ended June 30, 2010 decreased by $2.2 million due principally to a net decrease in deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax expense from continuing operations for the three and six months ended June 30, 2010 is a $2.3 million expense and a $4.7 million expense, respectively, net of related deferred taxes of $1.6 million and $3.2 million, respectively, for interest on unrecognized tax benefits. At June 30, 2010 and December 31, 2009, the Company has accrued $82.2 million and $68.7 million, respectively, for the payment of interest. At June 30, 2010 and December 31, 2009, the Company has accrued $5.0 million for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2011. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2003. These examinations are expected to be completed by 2011. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $18.5 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities, and statute of limitations expirations. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

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

Discontinued operations

  For the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

        Discontinued operations in the accompanying consolidated statement of operations consist primarily of Quiz TV Limited and iBuy.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Discontinued operations	$(2,029)	8%	$(2,196)	$(3,490)	(264)%	$(958)

        The 2010 and 2009 amounts are principally due to interest on tax contingencies and reserves for penalties.

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

        The Company has seven reporting units with goodwill. Of these, IAC Search & Media, InstantAction and Connected Ventures have fair values that approximate their carrying values. The amount of goodwill of each of these reporting units was $527.6 million, $31.6 million and $8.4 million, respectively, at December 31, 2009. If operating results of these businesses vary significantly from anticipated results, future, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur. To illustrate the magnitude of potential impairment charges relative to future changes in estimated fair values, had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of October 1, 2009, the carrying values of IAC Search & Media, InstantAction and Connected Ventures would have exceeded their respective fair values by approximately $80 million, $4 million and $4 million, respectively. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2009, the carrying values of IAC Search & Media, InstantAction and Connected Ventures would have exceeded their respective fair values by approximately $160 million, $8 million and $8 million, respectively.

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

  Search

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

        Our Search segment consists primarily of: Ask.com, Dicionary.com and other destination search websites through which we provide search and related advertising services; Mindspark's downloadable toolbars and other applications that we develop, market and distribute through proprietary channels and partnerships; and CityGrid Media, an online media company that connects consumers with businesses across web and mobile platforms.

        Revenue increased 18% to $197.2 million, reflecting an increase in proprietary queries and growth in distributed toolbars. The increase in proprietary queries was driven by increased traffic acquisition efforts, and new toolbars and site enhancements within our proprietary toolbar business. Growth in distributed toolbars reflects revenue from new partners and continued growth from existing partners. Revenue was further impacted by a decline in revenue per query resulting from the growth in distributed toolbars, which generally monetize queries at lower rates. CityGrid Media revenue increased primarily due to increased advertising from new resellers.

        Operating Income Before Amortization increased 102% to $32.0 million, primarily due to the higher revenue noted above and decreases of $10.9 million in selling and marketing expense and $2.5 million in product development expense, partially offset by an increase of $24.9 million in traffic acquisition costs. The decrease in selling and marketing expense is primarily due to a decrease of $6.6 million in advertising and promotional expenditures, as the prior year period included expenditures associated with the NASCAR partnership and an ad campaign to rebrand the UK.Ask.com website, as well as a decrease in compensation and other-employee related costs at CityGrid Media, due in part, to a decrease in average headcount. The decrease in product development expense is primarily due to a decrease of $1.8 million in compensation and other employee-related costs due to a reduction in average headcount at IAC Search & Media and an increase in costs being capitalized in the current year period related to the development and enhancement of IAC Search & Media's product offerings and related technology. The increase in traffic acquisition costs is primarily due to an increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year period due to an increase in the proportion of revenue from distributed toolbars and similar arrangements with third parties who direct traffic to our websites, as well as a shift in partner mix to partners carrying higher traffic acquisition costs.

        Operating income increased 247% to $31.6 million, primarily due to the increase in Operating Income Before Amortization described above and decreases of $6.1 million in amortization of intangibles and $0.2 million in amortization of non-cash marketing. The decrease in amortization of intangibles is due to the write-off of certain definite-lived intangible assets at IAC Search & Media during the fourth quarter of 2009.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

        Revenue increased 19% to $396.2 million, driven primarily by the factors described above in the three month discussion.

        Operating Income Before Amortization increased 143% to $63.6 million, primarily due to the higher revenue noted above and decreases of $22.7 million in selling and marketing expense and $4.6 million in product development expense, partially offset by an increase of $48.9 million in traffic acquisition costs. The decreases in both selling and marketing expense and product development expense are primarily due to the factors described above in the three month discussion.

        Operating income increased 507% to $62.7 million, primarily due to the increase in Operating Income Before Amortization described above and decreases of $12.3 million in amortization of intangibles and $2.5 million in amortization of non-cash marketing. The decrease in amortization of intangibles is due to the factors described above in the three month discussion.

  Match

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

        Revenue increased 10% to $97.0 million, reflecting solid growth in the domestic business, including a combined $17.3 million contribution from People Media, acquired July 13, 2009, and Singlesnet, acquired March 2, 2010. International revenue declined due to the sale of Match Europe to Meetic on June 5, 2009, partially offset by the impact of its newly formed venture with Meetic in Latin America. Excluding the results of Match Europe from the prior period and People Media, Singlesnet and the Latin America venture from the current period, revenue and subscribers grew 4% and 8%, respectively, driven by growth domestically, partially offset by declines internationally.

        Operating Income Before Amortization increased 2% to $29.1 million, growing at a slower rate than revenue primarily due to increases of $2.9 million in cost of revenue, $1.4 million in general and administrative expense and $1.1 million in product development expense. The increases in these expenses reflect the acquisitions of People Media and Singlesnet and the formation of the Latin America venture, partially offset by the sale of Match Europe.

        Operating income decreased 10% to $25.5 million, despite the increase in Operating Income Before Amortization described above, primarily due to an increase of $3.7 million in amortization of intangibles, relating primarily to the acquisition of Singlesnet and the formation of the Latin America venture.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

        Revenue increased 4% to $186.2 million, driven primarily by the factors described above in the three month discussion. Excluding the results of Match Europe from the prior period and People Media, Singlesnet and the Latin America venture from the current period, revenue grew 6% during the current year period.

        Operating Income Before Amortization increased 14% to $43.9 million primarily due to the increase in revenue noted above and a decrease of $0.9 million in general and administrative expense, partially offset by increases of $1.8 million in product development expense and $1.5 million in selling and marketing expense. The decrease in general and administrative expense was principally due to a reduction of $2.8 million in acquisition related expenses, partially offset by increased compensation and other employee-related costs. The increase in product development expense is primarily due to an increase in compensation and other employee-related costs driven by growth in headcount related to recent acquisitions. The increase in selling and marketing expense is primarily driven by an increase of $1.0 million in advertising and promotional expenditures related to domestic marketing spend, including acquisitions, partially offset by the sale of Match Europe.

        Operating income increased 3% to $39.2 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by an increase of $4.6 million in amortization of intangibles, relating primarily to the acquisitions of People Media and Singlesnet and the formation of the Latin America venture.

  ServiceMagic

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

        Revenue increased 17% to $49.5 million, benefiting, domestically, from a 21% increase in service requests and a 25% increase in accepted service requests, partially offset by lower revenue per service request. The increase in service requests was driven primarily by increased marketing efforts. The increase in accepted service requests was driven, in part, by a 30% increase in service providers due to increased sales efforts. A service request can be transmitted to and accepted by more than one service provider.

        Operating Income Before Amortization decreased 9% to $6.1 million, despite the increase in revenue described above, primarily due to increases of $6.1 million in selling and marketing expense and $0.9 million in general and administrative expense. The increase in selling and marketing expense is primarily driven by an increase of $3.5 million in advertising and promotional expenditures associated with online and offline marketing. Also contributing to the increase in selling and marketing expense is an increase in compensation and other employee-related costs, due in part, to the continued expansion of its sales force. The increase in general and administrative expense is primarily due to an increase in compensation and other employee-related costs driven by growth in headcount related to acquisitions that took place in 2009, partially offset by the reversal in 2010 of a $0.9 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which will not be earned.

        Operating income increased 1% to $5.7 million, despite the decrease in Operating Income Before Amortization described above due to a decrease of $0.7 million in amortization of intangibles.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

        Revenue increased 24% to $91.7 million, driven primarily by the factors described above in the three month discussion.

        Operating Income Before Amortization decreased 6% to $9.0 million despite the increase in revenue described above primarily due to increases of $15.3 million in selling and marketing expense and $1.8 million in general and administrative expense. The increases in both selling and marketing expense and general administrative expense are primarily due to the factors described above in the three month discussion. Operating Income Before Amortization reflects the reversal in 2010 of a $2.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which will not be earned.

        Operating income increased 6% to $8.1 million, despite the decrease in Operating Income Before Amortization described above primarily due to a decrease of $0.8 million in amortization of intangibles and a slight decrease in non-cash compensation expense.

  Media & Other

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

        Revenue increased 34% to $59.6 million primarily reflecting the contribution from Notional, which was not in the prior year period, and strong growth at Pronto, Gifts.com and CollegeHumor.

        Operating Income Before Amortization loss decreased by $6.0 million to a loss of $3.2 million. Losses decreased due primarily to the increase in revenue described above, and $5.6 million in cost savings related to certain businesses that have been sold or shutdown, partially offset by Electus, which was not in the prior year period, and increased operating expenses associated with InstantAction and The Daily Beast.

        Operating loss decreased by $6.3 million to $3.9 million primarily due to the decreased Operating Income Before Amortization loss described above and slight decreases in amortization of intangibles and non-cash compensation expense.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

        Revenue increased 27% to $115.5 million, driven primarily by the factors described above in the three month discussion. Also impacting revenue is the inclusion in the current year period of revenue associated with profit participations related to our interests in Reveille, partially offset by revenue in the prior year period associated with ReserveAmerica before its sale on January 31, 2009.

        Operating Income Before Amortization loss decreased by $10.3 million to a loss of $10.1 million. Losses decreased due primarily to $9.0 million in cost savings related to certain businesses that have been sold or shutdown, $3.1 million in profit participations related to our interests in Reveille noted above, and profitability at Gifts.com, partially offset by Electus, which was not in the prior year period, and increased operating expenses associated with The Daily Beast.

        Operating loss decreased by $9.9 million to $13.1 million primarily due to the decreased Operating Income Before Amortization loss described above, and the impact in 2009 of a $1.1 million goodwill impairment charge related to our gift card business, partially offset by increases in non-cash compensation expense and amortization of intangibles of $0.9 million and $0.6 million, respectively.

  Corporate

  For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

        Operating Income Before Amortization loss decreased by $1.9 million to a loss of $14.2 million primarily due to lower salary expense, depreciation and professional fees.

        Operating loss increased $6.1 million to $35.2 million despite the decrease in Operating Income Before Amortization loss due to an increase of $8.1 million in non-cash compensation expense. The increase in non-cash compensation is primarily due to the expense related to equity grants issued subsequent to the second quarter of 2009 and the favorable impact of forfeited awards in the prior year period.

  For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

        Operating Income Before Amortization loss decreased by $3.8 million to a loss of $27.4 million primarily due to the factors described above in the three month discussion.

        Operating loss increased $7.3 million to $69.6 million despite the decrease in Operating Income Before Amortization loss due to an increase of $11.1 million in non-cash compensation expense. The increase in non-cash compensation is primarily due to the expense related to equity grants issued subsequent to the first half of 2009 and the favorable impact of forfeited awards in the prior year.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2010, the Company had $915.2 million of cash and cash equivalents, $551.8 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in 7% Senior Notes due January 15, 2013.

        During the six months ended June 30, 2010 and 2009, the Company purchased 17.1 million and 15.3 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $383.5 million and $243.2 million, respectively. On February 26, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of IAC common stock. IAC also repurchased an additional 1.0 million shares from July 1, 2010 through July 23, 2010 for aggregate consideration of $22.2 million. At July 23, 2010, IAC had approximately 12.2 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $130.6 million and $103.4 million in 2010 and 2009, respectively. The increase of $27.2 million in net cash provided by operating activities attributable to continuing operations is primarily due to the payment of the 2009 discretionary cash bonuses in 2010, whereas the 2008 discretionary cash bonuses were paid in the fourth quarter of 2008, and lower cash tax refunds in 2010.

        Net cash used in investing activities attributable to continuing operations in 2010 of $89.8 million includes $60.7 million related to the net purchases, sales and maturities of marketable debt securities, capital expenditures of $25.6 million and acquisitions, net of cash acquired, of $16.7 million, partially offset by the dividend received from Meetic of $8.8 million and the proceeds of $5.3 million from the sale of the Company's remaining shares of OpenTable. Net cash used in investing activities attributable to continuing operations in 2009 of $170.5 million includes $129.1 million related to the net purchases, sales and maturities of marketable debt securities, capital expenditures of $18.6 million and acquisitions, net of cash acquired, of $11.7 million.

        Net cash used in financing activities attributable to continuing operations in 2010 of $367.9 million includes the purchase of treasury stock of $379.5 million, partially offset by proceeds related to the issuance of common stock, net of withholding taxes, of $6.6 million and the excess tax benefits from stock-based awards of $5.0 million. Net cash used in financing activities attributable to continuing operations in 2009 of $74.1 million includes the purchase of treasury stock of $225.1 million, partially offset by the proceeds related to the issuance of common stock, net of withholding taxes, of $149.1 million. Included in the proceeds related to the issuance of common stock are aggregate proceeds of $150.9 million from the exercise of warrants to acquire 11.5 million shares of IAC common stock that were due to expire on February 4, 2009. The strike price of the warrants was $13.09 per share.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company may make a number of acquisitions which could result in the reduction of its cash and/or marketable securities balance or the incurrence of debt. IAC expects that 2010 capital expenditures will be higher than 2009. IAC believes that its cash on hand along with its anticipated operating cash flows in 2010 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term obligations(b)	$201,171	$5,109	$26,062	$8,000	$162,000
Purchase obligations(c)	75,964	15,893	31,787	28,284	—
Operating leases	297,343	20,429	37,530	26,391	212,993

Total contractual cash obligations	$574,478	$41,431	$95,379	$62,675	$374,993

(a)
At June 30, 2010, the Company has recorded $474.3 million of unrecognized tax benefits which includes accrued interest of $82.2 million. This amount includes $294.2 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest.

(c)
The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. Purchase obligations also include minimum payments due under telecommunication contracts related to data transmission lines.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by business and to net earnings (loss) attributable to IAC shareholders in total for the three and six months ended June 30, 2010 and 2009, see Note 9 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt.

Investment Portfolio

        The Company invests its excess cash in certain cash equivalents and marketable debt securities, which consist primarily of money market instruments and short-to-intermediate-term debt securities issued by the U.S. government, U.S. governmental agencies, states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

        Based on the Company's total investment in marketable debt securities as of June 30, 2010, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $3.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of approximately $915.2 million is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Long-term Debt

        At June 30, 2010, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $11.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At June 30, 2010, the Company has two investments in equity securities of publicly traded companies. One of these investments is the Company's investment in Meetic which is accounted for using the equity method. The other investment is considered an available-for-sale marketable equity security. Both investments are included in "Long-term investments" in the accompanying consolidated balance sheet. The available-for-sale marketable equity security is reported at fair value based on quoted market price with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market, among other factors. During the three and six months ended June 30, 2010, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity security. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        On June 5, 2009, in exchange for Match Europe, IAC received approximately 6.1 million shares of common stock (a 27% stake) in Meetic, an online dating company based in France. Meetic shares are listed on the Euronext stock exchange (EPA: MEET) and as a result, IAC is exposed to changes in Meetic's stock price. The investment in Meetic is accounted for using the equity method and the Company records its share of the results of Meetic and related amortization of intangibles on a one-quarter lag within "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations. The carrying value of the Meetic investment is $125.7 million at June 30, 2010. This value is lower than the carrying value of $151.5 million at March 31, 2010, due primarily to the impact of foreign currency exchange rates and a dividend of $11.4 million. The fair value of the Meetic investment, based on its quoted market price, was $155.8 million at June 30, 2010.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the British Pound Sterling and Euro. However, the exposure is mitigated since the Company has generally reinvested profits from international operations in order to grow the businesses. The statements of operations of the Company's international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue and operating income. Similarly, the Company's revenue and operating income will increase for our international operations if the U.S. dollar weakens against foreign currencies. The Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

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

 PART II
OTHER INFORMATION

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the industries in which IAC's businesses operate, new products, services and related strategies and other similar matters. These forward-looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward-looking statements included in this report for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

Mr. Diller currently controls IAC. If Mr. Diller ceases to control IAC, Liberty Media Corporation may effectively control IAC.

        Subject to the terms of an amended and restated stockholders agreement between Mr. Diller and Liberty, Mr. Diller has an irrevocable proxy to vote shares of IAC common stock (if any) and IAC Class B common stock held by Liberty. Accordingly, as of the date of this report, Mr. Diller effectively controls the outcome of all matters submitted to a vote or for the consent of IAC stockholders (other than with respect to the election by the holders of IAC common stock of 25% of the members of IAC's Board of Directors and matters as to which Delaware law requires a separate class vote). Upon Mr. Diller's permanent departure from IAC, the irrevocable proxy terminates and, depending upon the capitalization of IAC at such time, Liberty may effectively control the voting power of the capital stock of IAC through its ownership of IAC Class B common stock.

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

We depend on our key personnel.

        Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of senior management, particularly Barry Diller, the Chairman and CEO of IAC, being especially critical to our success. If Mr. Diller no longer serves in, or serves in some lesser capacity than, his current role, our business, financial condition and results of operations, as well as the market price of IAC securities, could be adversely affected. Competition for well-qualified employees across IAC and its various businesses is intense, and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly senior management, we cannot assure you that we will be able to attract new employees or retain the services of Mr. Diller, other members of senior management or any other key employees in the future. While Mr. Diller does not have an employment agreement with IAC, he does own approximately 4.3 million shares of IAC common stock and holds vested options to purchase approximately 1.8 million shares of IAC common stock, all of which expire in June 2015.

We depend upon arrangements with Google and any adverse changes in this relationship could adversely affect our business, financial condition and results of operations.

        A substantial portion of our consolidated revenue is attributable to a paid listing supply agreement with Google that expires on December 31, 2012. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated by users of our search services that contain keywords selected and purchased by advertisers through Google. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search-related services.

        The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements and the efficiency of Google's system in attracting advertisers and serving up paid listings in response to search queries. In addition, Google makes judgments about the relative attractiveness (to the advertiser) of clicks on paid listings from our search services and these judgments factor into the amount of revenue we receive. Changes to Google's paid listings network efficiency or its judgment about the relative attractiveness of clicks on paid listings from our search services could have an adverse effect on our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.

        Our paid listing supply agreement requires that we comply with certain guidelines promulgated by Google for the use of its services and that we establish guidelines to govern certain activities of certain third parties to whom we syndicate paid listings, specifically, the manner in which these parties drive search traffic to their websites and display Google paid listings within search results. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to our products, services and/or business practices, which could be costly or otherwise have an adverse effect on our business, financial condition and results of operations. Noncompliance with Google's guidelines could, if not cured, result in Google's suspension of some or all services to our websites or the websites of our third party partners, the imposition of additional restrictions on our ability to syndicate paid listings or the termination of the paid listing supply agreement by Google. The termination of the paid listing supply agreement by Google or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. If this were to occur, we may not be able to find another suitable alternate paid listings provider (or if so, the terms of the agreements and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.

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

        Small and local businesses with which we do business are particularly sensitive to these events and trends, given that they are not as well situated to weather adverse economic conditions as their larger competitors, which are generally better capitalized and have greater access to credit. In the recent past, adverse economic conditions have caused, and if such conditions were to recur in the future they could cause, decreases and/or delays in both advertising and consumer expenditures, as well as related decreases in queries likely to generate revenue, any of which would reduce our revenues and adversely affect our business, financial condition and results of operations.

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

        For example, we have entered into, and expect to continue to enter into, agreements to distribute our downloadable toolbars and search boxes to users through third parties. These agreements are generally not exclusive, are for a short term and are terminable by either party given notice. Our inability to enter into new (or renew existing) agreements to distribute our downloadable toolbars and search boxes through third parties for any reason would result in decreases in traffic, queries and advertising revenues, which could have an adverse effect on our business, financial condition and results of operations.

        In addition, in the case of our Match business, we have entered into a number of arrangements with third parties to drive traffic to our personals websites. Pursuant to these arrangements, third parties generally promote our services on their websites and we pay a fixed fee when visitors to these websites click though to our personals websites. These arrangements are generally not exclusive, are for a short term and are terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with third parties in response to industry trends, our business, financial condition and results of operations could be adversely affected.

        In the case of our ServiceMagic business, our ability to drive traffic depends, in part, on the nature and number of third party service professionals who are members of our service provider network. While these professionals are required to agree that they will operate in accordance with our terms and conditions, we do not enter into long term contracts with them. In addition, a significant number of our service professionals are sole proprietorships and small businesses, which are particularly sensitive to adverse economic conditions, particularly constrained liquidity and decreases in consumer spending. As a result, our network of service professionals may experience turnover from time to time, which if significant or recurring over a prolonged period, could result in a decrease in traffic to ServiceMagic.com and increased costs, all of which could adversely affect our business, financial condition and results of operations.

        Even if we succeed in driving traffic to our search properties, we may not be able to convert this traffic or otherwise retain users, particularly in the case of our downloadable toolbars, unless we continue to provide quality products and services that resonate with consumers. We may not be able to adapt quickly and/or in cost-effective manner to frequent changes in user and customer requirements, which can be difficult to predict, or appropriately time the introduction of enhancements and/or new products or services to the market. Our inability to provide quality products and services would adversely affect user and customer experiences, which would result in decreases in users, customers and revenues, which would adversely affect our business, financial condition and results of operations.

        As discussed below, our traffic building and conversion initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new services, products and enhancements, infrastructure and other related efforts.

Marketing efforts designed to drive traffic to our various websites may not be successful or cost-effective.

        Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords), online display advertising and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective. In the case of our search engine marketing efforts, our failure to respond successfully to rapid and frequent changes in the pricing and operating dynamics of search engines could adversely affect the placement of paid listings that appear in response to keywords we purchase, as well as adversely affect the pricing of online advertising we purchase generally, which would increase our costs.

Further, the policies and guidelines of Google and other sellers and publishers of advertising may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.

        One of the most cost-effective efforts we employ to attract and acquire new, and retain existing, users and customers is commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well within search engine results. Search engines frequently update and change the logic that determines the placement and display of results of user searches. The failure to successfully manage SEO efforts across our businesses, including the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms, search query trends and related actions by providers of search services designed to ensure the display of unique offerings in search results (which actions by search service providers may result in algorithmic listings being displayed less prominently within search engine results), could result in a substantial decrease in traffic to our various websites, which would result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which would adversely affect our business, financial condition and results of operations.

        In addition, search engines have increasingly expanded their offerings into other, non-search related categories, and have in certain instances displayed their own integrated or related product and service offerings in a more prominent manner than those of third parties within their search engine results. Continued expansion and competition from search engines could result in a substantial decrease in traffic to our various websites, which would result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which would adversely affect our business, financial condition and results of operations.

        Lastly, as discussed above, we also enter into various arrangements with third parties in an effort to increase traffic, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term.

        Any failure to attract and acquire new, and retain existing, traffic, users and customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

We may not be able to adapt quickly enough to changing industry standards.

        The e-commerce industry is characterized by evolving industry standards, coupled with frequent and related new service and product introductions and enhancements. The development of new service and product introductions and enhancements in response to evolving industry standards requires significant time and resources and we may not be able to adapt quickly enough (and/or in a cost-effective manner) to these changes or appropriately time the introduction of new services and products and enhancements to the market and our failure to do so could adversely affect our business, financial condition and results of operations.

        The continued widespread adoption of new internet and telecommunications technologies and devices or other technological changes could require us to modify or adapt our services or infrastructures and our failure to do so could render our existing websites, services and proprietary technologies obsolete, which could adversely affect our business, financial condition and results of operations. For example, user and usage volumes on mobile devices continue to increase relative to those of personal computers. The lower resolution, functionality and memory associated with mobile devices could make the use of our various services through these devices difficult. While we have developed mobile versions of certain of our services, we have limited experience with these applications and they may not be compelling to users. Furthermore, existing agreements across our business may need to be amended to cover the provision of our services on mobile devices, which the counterparties may be unwilling to do.

        Furthermore, in the case of certain of our search services, third parties have introduced (and continue to introduce) new technologies and applications that may interfere with the ability of our users to access or utilize some of our services generally. For example, third parties have introduced technologies and applications that prevent users from downloading toolbars generally and/or have features that significantly lessen the likelihood that previously downloaded toolbars will remain in active use, such as features that interfere with the functionality of search boxes embedded within our toolbars and the maintenance of settings previously selected by consumers in connection with the downloading of our toolbars. Third parties have also introduced technologies and applications that are either not compatible with (or otherwise interfere with) the "search assistant" function embedded within our toolbars, pursuant to which our toolbars generate search results for users that receive "DNS," "404" and other errors in response to search queries entered into search boxes embedded with our toolbars or the address bar of their web browsers. These technologies and applications adversely impact our ability to generate search queries through our toolbars, which in turns adversely impacts our revenues. Our failure to successfully modify our toolbars in a cost-effective manner in response to the introduction and adoption of these new technologies and applications could adversely affect our business, financial condition and results of operations.

Our estimated income taxes could be materially different from income taxes that we ultimately pay.

        We are subject to income taxes in both the United States and numerous jurisdictions abroad. Significant judgment and estimation is required in determining our provision for income taxes and related matters. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determinations are uncertain or otherwise subject to interpretation. Our determination of our tax liability is always subject to review by applicable tax authorities, and we are currently subject to audits in a number of jurisdictions. Although we believe our tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have a negative effect on our financial condition and results of operations.

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

A variety of new laws, or new interpretations of existing laws, could subject us to claims or otherwise harm our business.

        We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort and can subject us to claims or other remedies. Some of these laws, such as income, sales, use, value-added and other tax laws, are applicable to businesses generally and others are unique to the type of businesses in which were are engaged. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. Laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users.

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

        Any failure on our part to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. In addition, if the laws to which we are currently subject are amended or interpreted adversely to our interests, or if new adverse laws are adopted, our products and services might need to be modified to comply with such laws, which would increase our costs and could result in decreased demand for our products and services to the extent that we pass on such costs to consumers. Specifically, in the case of tax laws, positions that we have taken or will take are subject to interpretation by the relevant taxing authorities and while we believe that the positions we have taken to date comply with applicable law, there can be no assurances that the relevant taxing authorities will not take a contrary position, and if so, that such positions will not adversely affect us. Any events of this nature could adversely affect our business, financial condition and results of operations.

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

        We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success. For example, the businesses within our principal reporting segments, our Search, Match and ServiceMagic reporting segments, rely heavily upon their trademarks (primarily Ask.com, our various downloadable toolbar brands, Match.com and ServiceMagic.com and related domain names and logos), through which they market their services and seek to build and maintain brand loyalty and recognition. So long as these businesses continue to use these trademarks to identify their products and services and renew related trademarks upon their expiration, they will continue to have related trademark protections indefinitely under current trademark laws, rules and regulations.

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

Our success depends, in part, on the integrity of our systems and infrastructure and those of third parties. System interruption and the lack of integration and redundancy in our and third party information systems may affect our businesses.

        To succeed, our systems and infrastructure must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or that prevent us from providing services, which could adversely affect our business. Moreover, as traffic to our various websites increases and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructure and technologies generally to facilitate this growth. If we do not do so or if we experience inefficiencies and/or operational failures in connection with these efforts, users, customers and third parties with whom we do business may not be able to access our services on an intermittent or prolonged basis and the quality of the user/customer experience could be adversely affected. Moreover, even if we do not encounter any inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business may not make the changes to their systems, infrastructure and technology needed in order to access our services on a timely basis, if at all. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

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

        In particular, our destination search websites may be adversely affected by fraudulent, surreptitious or other unwanted computer programs, applications and activity that make changes to users' computers and interfere with the overall experience of our services, such as by hijacking queries to these websites or altering or replacing search results generated. This type of interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with us. These disruptive programs and applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent efforts to block or remove them. In addition, downloadable toolbars through which we provide search services are also subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in users' computer or in our systems and networks. No assurances can be given that our efforts to combat these malicious applications will be successful and/or that our products and services will not have (or will not be perceived to have) vulnerabilities in this regard.

        If any of these events were to occur, it could damage our reputation and result in the loss of current and potential users and customers, which could have an adverse effect on our business, financial condition and results of operations and otherwise be costly to remedy.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
April 2010	—	—	—	19,245,157
May 2010	2,895,500	$22.49	2,895,500	16,349,657
June 2010	3,154,400	$23.12	3,154,400	13,195,257

Total	6,049,900	$22.82	6,049,900	13,195,257

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to the repurchase authorization previously announced in February 2010.

(3)
Represents the total number of shares of common stock that remained available for repurchase pursuant to the February 2010 repurchase authorization.

At July 23, 2010, IAC had approximately 12.2 million shares remaining under the February 2010 share repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on July 2, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation(3)
101.DEF	XBRL Taxonomy Extension Definition(3)
101.LAB	XBRL Taxonomy Extension Labels(3)
101.PRE	XBRL Taxonomy Extension Presentation(3)

(1)
Filed herewith.

(2)
Furnished herewith.

(3)
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2010

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	July 29, 2010

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