Form 10-Q
period 2010-09-30
IAC/INTERACTIVECORP
filed 2010-10-29
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on October 29, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of October 22, 2010, the following shares of the registrant's common stock were outstanding:

Common Stock	87,582,242
Class B Common Stock	12,799,999

Total outstanding Common Stock	100,382,241

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 22, 2010 was $2,160,316,388. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$902,214	$1,245,997
Marketable securities	471,215	487,591
Accounts receivable, net of allowance of $11,004 and $11,283, respectively	113,251	101,834
Other current assets	144,898	164,627

Total current assets	1,631,578	2,000,049
Property and equipment, net	282,143	297,412
Goodwill	1,047,139	999,355
Intangible assets, net	262,221	261,172
Long-term investments	209,890	272,930
Other non-current assets	179,227	184,971

TOTAL ASSETS	$3,612,198	$4,015,889

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$43,292	$39,173
Deferred revenue	72,694	57,822
Accrued expenses and other current liabilities	202,051	193,282

Total current liabilities	318,037	290,277
Long-term debt	95,844	95,844
Income taxes payable	467,130	450,129
Other long-term liabilities	19,302	23,633
Redeemable noncontrolling interests	60,192	28,180
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 225,183,876 and 222,657,925 shares, respectively, and outstanding 87,558,245 and 108,131,736 shares, respectively	225	223
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 12,799,999 shares	16	16
Additional paid-in capital	11,381,922	11,322,993
Accumulated deficit	(738,982)	(751,377)
Accumulated other comprehensive income	7,929	24,503
Treasury stock 137,625,631 and 114,526,189 shares, respectively	(7,999,417)	(7,468,532)

Total shareholders' equity	2,651,693	3,127,826

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,612,198	$4,015,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenue	$421,652	$336,577	$1,210,436	$1,008,632
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	148,558	106,029	422,704	323,462
Selling and marketing expense	123,347	107,603	379,153	360,121
General and administrative expense	78,327	72,314	236,387	218,802
Product development expense	17,812	12,972	47,974	45,092
Depreciation	15,364	15,289	50,608	48,380
Amortization of intangibles	2,310	10,250	10,423	26,311
Amortization of non-cash marketing	—	4,999	—	7,504
Goodwill impairment	—	—	—	1,056

Total costs and expenses	385,718	329,456	1,147,249	1,030,728

Operating income (loss)	35,934	7,121	63,187	(22,096)
Other income (expense):
Interest income	1,550	2,374	4,851	8,546
Interest expense	(1,321)	(1,345)	(3,967)	(4,070)
Equity in losses of unconsolidated affiliates	(547)	(3,961)	(27,162)	(7,973)
Other income, net	586	53,892	5,259	115,849

Total other income (expense), net	268	50,960	(21,019)	112,352

Earnings from continuing operations before income taxes	36,202	58,081	42,168	90,256
Income tax provision	(14,820)	(34,269)	(23,785)	(53,733)

Earnings from continuing operations	21,382	23,812	18,383	36,523
Loss from discontinued operations, net of tax	(3,737)	(2,514)	(7,227)	(3,472)

Net earnings	17,645	21,298	11,156	33,051
Net (earnings) loss attributable to noncontrolling interests	(136)	384	1,239	1,058

Net earnings attributable to IAC shareholders	$17,509	$21,682	$12,395	$34,109

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.21	$0.18	$0.18	$0.26
Diluted earnings per share from continuing operations	$0.20	$0.18	$0.17	$0.26
Basic earnings per share	$0.17	$0.16	$0.11	$0.24
Diluted earnings per share	$0.16	$0.16	$0.11	$0.24
Non-cash compensation expense by function:
Cost of revenue	$1,113	$819	$3,065	$2,148
Selling and marketing expense	889	733	2,843	2,270
General and administrative expense	13,903	13,694	50,782	40,882
Product development expense	1,427	1,269	4,295	3,387

Total non-cash compensation expense	$17,332	$16,515	$60,985	$48,687

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$11,156	$33,051
Less: from discontinued operations, net of tax	7,227	3,472

Earnings from continuing operations	18,383	36,523
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	50,608	48,380
Amortization of intangibles	10,423	26,311
Amortization of non-cash marketing	—	7,504
Goodwill impairment	—	1,056
Impairment of long-term investment	—	4,785
Non-cash compensation expense	60,985	48,687
Deferred income taxes	6,987	83,278
Equity in losses of unconsolidated affiliates	27,162	7,973
Gain on sale of Match Europe	—	(132,244)
Gain on sales of investments	(3,989)	(25,570)
Decrease in the fair value of the derivative asset related to Arcandor AG stock	—	38,204
Changes in current assets and liabilities:
Accounts receivable	(15,809)	(2,045)
Other current assets	1,451	(2,614)
Accounts payable and other current liabilities	8,007	(1,077)
Income taxes payable	17,678	(13,820)
Deferred revenue	15,628	9,677
Other, net	8,048	11,300

Net cash provided by operating activities attributable to continuing operations	205,562	146,308

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(17,334)	(85,534)
Capital expenditures	(34,042)	(28,854)
Proceeds from sales and maturities of marketable debt securities	607,127	150,257
Purchases of marketable debt securities	(600,993)	(367,573)
Proceeds from sales of investments	5,325	58,123
Purchases of long-term investments	(1,630)	(2,982)
Dividend received from Meetic, an equity method investee	11,355	—
Receivable created in the sale of Match Europe	—	(6,829)
Other, net	(127)	(7,873)

Net cash used in investing activities attributable to continuing operations	(30,319)	(291,265)

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(537,824)	(336,537)
Issuance of common stock, net of withholding taxes	13,263	150,032
Excess tax benefits from stock-based awards	6,551	368
Settlement of vested stock-based awards denominated in a subsidiary's equity	—	(14,000)
Other, net	46	1,111

Net cash used in financing activities attributable to continuing operations	(517,964)	(199,026)

Total cash used in continuing operations	(342,721)	(343,983)
Net cash used in operating activities attributable to discontinued operations	(396)	(930)
Effect of exchange rate changes on cash and cash equivalents	(666)	5,689

Net decrease in cash and cash equivalents	(343,783)	(339,224)
Cash and cash equivalents at beginning of period	1,245,997	1,744,994

Cash and cash equivalents at end of period	$902,214	$1,405,770

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

Accounting Estimates

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual amounts could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to the fair values of financial instruments, long-term investments, goodwill and indefinite-lived intangible assets, the useful lives and carrying values of definite-lived intangible assets and property and equipment, the carrying value of accounts receivable, including the determination of the allowances for doubtful accounts and other revenue related allowances, the reserves for income tax contingencies and the valuation allowances for deferred income tax assets and the fair value of stock-based awards, among others. The Company bases its estimates and

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

Certain Risks and Concentrations

        A significant portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior could adversely affect our operating results. A significant majority of the Company's online advertising is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on December 31, 2012. For the three and nine months ended September 30, 2010, revenue earned from Google was $180.1 million and $530.7 million, respectively. For the three and nine months ended September 30, 2009, revenue earned from Google was $140.6 million and $406.0 million, respectively. The majority of this revenue is earned by the businesses comprising the Search segment. Accounts receivable related to revenue earned from Google totaled $60.9 million at September 30, 2010 and $55.0 million at December 31, 2009.

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

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

	September 30, 2010	December 31, 2009
	(In thousands)
Buildings and leasehold improvements	$224,693	$233,829
Computer equipment and capitalized software	203,840	188,283
Furniture and other equipment	51,595	41,134
Projects in progress	9,269	8,655
Land	5,117	5,117

	494,514	477,018
Less: accumulated depreciation and amortization	(212,371)	(179,606)

Property and equipment, net	$282,143	$297,412

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Redeemable noncontrolling interests

	September 30, 2010	December 31, 2009
	(In thousands)
Balance at January 1	$28,180	$22,771
Noncontrolling interests related to acquisitions	23,544	3,561
Contribution from owners of noncontrolling interests	46	1,750
Distribution to owners of noncontrolling interests	—	(216)
Net loss attributable to noncontrolling interests	(1,239)	(1,090)
Change in fair value of redeemable noncontrolling interests	(5,721)	1,033
Noncontrolling interest created by a decrease in ownership of a subsidiary	15,750	—
Change in effect of foreign currency translation	(368)	371

Balance at end of period	$60,192	$28,180

Accumulated other comprehensive income

	September 30, 2010	December 31, 2009
	(In thousands)
Foreign currency translation, net of tax	$7,796	$20,264
Unrealized gains on available-for-sale securities, net of tax	133	4,239

Accumulated other comprehensive income, net of tax	$7,929	$24,503

Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Gain on sale of Match Europe(a)	$—	$15,437	$—	$132,244
Net decrease in the fair value of the derivative asset related to Arcandor AG ("ARO") stock	—	—	—	(38,204)
Gain on sales of investments	—	37,875	3,989	25,570
Impairment of shares of ARO stock	—	(558)	—	(4,442)
Other income	586	1,138	1,270	681

Other income, net	$586	$53,892	$5,259	$115,849

(a)
The gain recorded on the sale of Match Europe to Meetic S.A. ("Meetic") was increased by $15.4 million during the third quarter of 2009 due to a reduction in the goodwill allocated to

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

  Match Europe upon its sale reflecting a more time proximate estimate of the fair value of the Match reporting unit as of the date of sale.

Comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net earnings attributable to IAC shareholders	$17,509	$21,682	$12,395	$34,109

Foreign currency translation, net of tax	1,195	3,605	(12,468)	10,528
Changes in net unrealized gains (losses) on available-for-sale securities, net of tax	3,636	(22,536)	(4,106)	9,235

Other comprehensive income (loss)	4,831	(18,931)	(16,574)	19,763

Comprehensive income (loss)	$22,340	$2,751	$(4,179)	$53,872

        The specific-identification method is used to determine the cost of a security sold or the amount of unrealized gains and losses reclassified from other comprehensive income into earnings. The amount of unrealized gains, net of tax, reclassified from other comprehensive income and recognized into earnings related to the sales and maturities of available-for-sale securities for the three and nine months ended September 30, 2010 were $0.2 million and $2.9 million, respectively. The amount of unrealized gains, net of tax, reclassified from other comprehensive income and recognized into earnings related to the sales and maturities of available-for-sale securities for the three and nine months ended September 30, 2009 was $26.1 million and $0.6 million, respectively.

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

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the quarter in which the change occurs. Included in the income tax provision for the three months ended September 30, 2009 is a provision of $14.1 million due to a lower estimated annual effective tax rate from that applied to ordinary loss from continuing operations through the six months ended June 30,

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

2009. The lower estimated annual effective tax rate was primarily due to the reduced impact that forecasted non-deductible and non-taxable items had on a change in forecasted ordinary pre-tax income.

        For the three and nine months ended September 30, 2010, the Company recorded an income tax provision for continuing operations of $14.8 million and $23.8 million, respectively, which represent effective tax rates of 41% and 56%, respectively. The tax rate for the three months ended September 30, 2010 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by the reversal of a valuation allowance on the deferred tax asset related to an unconsolidated affiliate and foreign income taxed at lower rates. The tax rate for the nine months ended September 30, 2010 is higher than the federal statutory rate of 35% due principally to interest on tax contingencies, a valuation allowance on the deferred tax asset created by the impairment charge for our investment in The HealthCentral Network, Inc. ("HealthCentral"), and state taxes, partially offset by foreign tax credits and the reversal of a valuation allowance on the deferred tax asset related to an unconsolidated affiliate.

        For the three and nine months ended September 30, 2009, the Company recorded an income tax provision for continuing operations of $34.3 million and $53.7 million, respectively, which represent effective tax rates of 59% and 60%, respectively. The tax rate for the three months ended September 30, 2009 is higher than the federal statutory rate of 35% due principally to a change in the estimated annual effective tax rate, interest on tax contingencies and state taxes, partially offset by a non-taxable gain associated with the sale of Match Europe and net adjustments related to the reconciliation of tax returns to provision accruals. The tax rate for the nine months ended September 30, 2009 is higher than the federal statutory rate of 35% due principally to non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies, and an increase in valuation allowances on deferred tax assets related to the impairments of the Company's shares of ARO stock and the related contingent value right ("CVR"), offset by foreign tax credits related to the sale of Match Europe.

        At September 30, 2010 and December 31, 2009, unrecognized tax benefits, including interest, were $479.6 million and $462.9 million, respectively. Of the total unrecognized tax benefits as of September 30, 2010, $467.1 million is included in "non-current income taxes payable," $11.8 million relates to deferred tax assets included in "other non-current assets" and $0.7 million is included in "accrued expenses and other current liabilities." Included in unrecognized tax benefits at September 30, 2010 is $105.5 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of September 30, 2010 are subsequently recognized, $102.9 million and $197.8 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $4.5 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations for the three and nine months ended September 30, 2010 is a $2.5 million expense, net of related deferred taxes of $1.7 million, and a $7.2 million expense, net of related deferred taxes of $4.9 million, respectively, for interest on unrecognized tax benefits. At September 30, 2010 and December 31, 2009, the Company

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

has accrued $90.4 million and $68.7 million, respectively, for the payment of interest. At September 30, 2010 and December 31, 2009, the Company has accrued $5.0 million for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2011. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2003. These examinations are expected to be completed by 2011. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $19.9 million within twelve months of the current reporting date due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities, the reversal of state tax reserves based upon the receipt of favorable income tax rulings, statute of limitations expirations, and settlements. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 4—MARKETABLE SECURITIES

        At September 30, 2010, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$182,452	$937	$(38)	$183,351
States of the U.S. and state political subdivisions	112,294	697	(47)	112,944
U.S. Treasury securities	174,911	13	(4)	174,920

Total debt securities	469,657	1,647	(89)	471,215

Total marketable securities	$469,657	$1,647	$(89)	$471,215

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES (Continued)

        At December 31, 2009, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$194,609	$841	$(258)	$195,192
States of the U.S. and state political subdivisions	110,650	1,228	(15)	111,863
U.S. Treasury securities	174,929	16	(2)	174,943
Other fixed term obligations	705	—	(17)	688

Total debt securities	480,893	2,085	(292)	482,686
Equity securities	1,336	3,569	—	4,905

Total marketable securities	$482,229	$5,654	$(292)	$487,591

        The net unrealized gains in the tables above are included in accumulated other comprehensive income for their respective periods.

        The contractual maturities of debt securities classified as available-for-sale as of September 30, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$352,943	$353,798
Due after one year through five years	116,714	117,417

Total	$469,657	$471,215

        The following tables summarize those investments with unrealized losses that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	As of September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$30,327	$(38)	$—	$—	$30,327	$(38)
States of the U.S. and state political subdivisions	20,407	(47)	—	—	20,407	(47)
U.S. Treasury securities	49,956	(4)	—	—	49,956	(4)

Total	$100,690	$(89)	$—	$—	$100,690	$(89)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES (Continued)

	As of December 31, 2009
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

        All of the Company's debt securities are rated investment grade. Because the Company does not intend to sell any marketable securities and it is not more likely than not that the Company will be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired at September 30, 2010.

        The following table presents the proceeds from sales and maturities of available-for-sale marketable securities and the related gross realized gains and losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from sales and maturities of available-for-sale marketable securities	$240,584	$143,280	$612,452	$208,380
Gross realized gains	328	38,413	4,660	38,788
Gross realized losses	—	(1)	(7)	(12,306)

        Gross realized gains and losses from the sale of marketable securities and from the sale of investments are included in "Other income, net" in the accompanying consolidated statement of operations.

NOTE 5—EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At September 30, 2010 and December 31, 2009, the Company's investments in unconsolidated affiliates accounted for under the equity method totaled $137.8 million and $200.4 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

        The Company records its share of the results of HealthCentral on a one-quarter lag and, along with the related impairment charge described above, includes it within "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.

        Summarized financial information for HealthCentral is as follows:

	Nine Months Ended June 30,
	2010	2009
	(In thousands)
Net sales	$14,045	$10,619
Gross profit	$9,000	$7,207
Net loss	$(8,178)	$(7,939)

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2010
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash equivalents:
Treasury and government agency money market funds	$420,646	$—	$—	$420,646
Commercial paper	—	336,461	—	336,461
Time deposits	—	88,550	—	88,550
Marketable securities:
Corporate debt securities	—	183,351	—	183,351
States of the U.S. and state political subdivisions	—	112,944	—	112,944
U.S. Treasury securities	174,920	—	—	174,920
Long-term investments:
Marketable equity security	14,152	—	—	14,152
Auction rate securities	—	—	12,350	12,350

Total	$609,718	$721,306	$12,350	$1,343,374

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

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2010	2009
	Auction Rate Securities	Auction Rate Securities	Derivative Asset Related to ARO Stock
	(In thousands)
Balance at July 1	$11,255	$11,370	$18,850
Total net gains (realized and unrealized):
Included in other comprehensive income	1,095	1,015	730

Balance at September 30	$12,350	$12,385	$19,580

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

	Nine Months Ended September 30,
	2010	2009
	Auction Rate Securities	Auction Rate Securities	Derivative Asset Related to ARO Stock
	(In thousands)
Balance at January 1	$12,635	$10,725	$57,189
Total net gains (losses) (realized and unrealized):
Included in earnings	—	—	(38,204)
Included in other comprehensive income	(285)	1,660	595

Balance at September 30	$12,350	$12,385	$19,580

        The losses included in earnings relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs were unrealized and are included in "Other income, net" in the accompanying consolidated statement of operations.

Marketable equity security

        The cost basis of this marketable equity security is $12.9 million at September 30, 2010 and December 31, 2009, with gross unrealized gains of $1.3 million and $2.7 million at September 30, 2010 and December 31, 2009, respectively, included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet.

Auction rate securities

        Historically, the Company's auction rate securities ("ARS") had determinable market values arising from the auction process. However, these auctions began to fail in the third quarter of 2007. As a result of these failed auctions, the ARS no longer have readily determinable market values and are instead valued by discounting the estimated future cash flow streams of the securities over the lives of the securities. Credit spreads and other risk factors are also considered in establishing a fair value. At September 30, 2010, the ARS are rated either A+/WR or A/WR. The cost basis of these ARS is $15.0 million at September 30, 2010 and December 31, 2009, with gross unrealized losses of $2.7 million and $2.4 million at September 30, 2010 and December 31, 2009, respectively. Due to their high credit rating and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity, the Company does not consider the ARS to be other-than-temporarily impaired at September 30, 2010. The unrealized losses are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. The ARS mature in 2025 and 2035.

Derivative asset related to ARO stock

        The CVR was accounted for as a derivative asset and maintained at fair value relying on significant unobservable inputs including credit risk. During the fourth quarter of 2009, the Company wrote the value of the CVR down to zero. This reflected the increased credit risk due to ARO's insolvency filing and the Company's assessment of the value that it expects to recover.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are measured at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on level 3 inputs. See Note 5 for a description of an impairment charge recorded in the first quarter of 2010 related to an equity method investment.

NOTE 7—FINANCIAL INSTRUMENTS

        The fair value of financial instruments listed below has been determined by the Company using available market information and appropriate valuation methodologies.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$902,214	$902,214	$1,245,997	$1,245,997
Marketable securities	471,215	471,215	487,591	487,591
Long-term marketable equity security	14,152	14,152	15,608	15,608
Auction rate securities	12,350	12,350	12,635	12,635
Notes receivable	3,811	3,277	3,271	2,426
Long-term debt	(95,844)	(90,829)	(95,844)	(77,123)
Guarantee and letters of credit	N/A	(346)	N/A	(535)

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

        Investments accounted for under the cost method are included in "Long-term investments" in the accompanying consolidated balance sheet and have a carrying value of $45.5 million and $44.3 million at September 30, 2010 and December 31, 2009, respectively. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders:

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$21,382	$21,382	$23,812	$23,812
Net (earnings) loss attributable to noncontrolling interests	(136)	(136)	384	384

Earnings from continuing operations attributable to IAC shareholders	21,246	21,246	24,196	24,196
Loss from discontinued operations, net of tax	(3,737)	(3,737)	(2,514)	(2,514)

Net earnings attributable to IAC shareholders	$17,509	$17,509	$21,682	$21,682

Denominator:
Weighted average basic shares outstanding	103,152	103,152	132,764	132,764
Dilutive securities including stock options, warrants, RSUs and PSUs(a)	—	3,076	—	2,103

Denominator for earnings per share—weighted average shares(a)	103,152	106,228	132,764	134,867

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.21	$0.20	$0.18	$0.18
Discontinued operations, net of tax	(0.04)	(0.04)	(0.02)	(0.02)

Earnings per share	$0.17	$0.16	$0.16	$0.16

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$18,383	$18,383	$36,523	$36,523
Net loss attributable to noncontrolling interests	1,239	1,239	1,058	1,058

Earnings from continuing operations attributable to IAC shareholders	19,622	19,622	37,581	37,581
Loss from discontinued operations, net of tax	(7,227)	(7,227)	(3,472)	(3,472)

Net earnings attributable to IAC shareholders	$12,395	$12,395	$34,109	$34,109

Denominator:
Weighted average basic shares outstanding	109,580	109,580	142,289	142,289
Dilutive securities including stock options, warrants, RSUs and PSUs(a)	—	3,288	—	1,974

Denominator for earnings per share—weighted average shares(a)	109,580	112,868	142,289	144,263

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.18	$0.17	$0.26	$0.26
Discontinued operations, net of tax	(0.07)	(0.06)	(0.02)	(0.02)

Earnings per share	$0.11	$0.11	$0.24	$0.24

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs") and performance stock units ("PSUs"). For the three and nine months ended September 30, 2010, approximately 23.1 million and 23.5 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2009, approximately 29.2 million and 30.0 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
Search	$205,075	$170,202	$601,230	$502,758
Match	106,197	80,992	292,433	259,343
ServiceMagic	48,397	43,902	140,128	117,655
Media & Other	62,715	43,497	178,206	134,373
Inter-segment elimination	(732)	(2,016)	(1,561)	(5,497)

Total	$421,652	$336,577	$1,210,436	$1,008,632

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Operating Income (Loss):
Search	$28,872	$20,154	$91,546	$30,481
Match	38,126	23,873	77,318	62,012
ServiceMagic	6,205	4,318	14,349	12,001
Media & Other	(4,583)	(8,286)	(17,726)	(31,329)
Corporate	(32,686)	(32,938)	(102,300)	(95,261)

Total	$35,934	$7,121	$63,187	$(22,096)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Operating Income Before Amortization:
Search	$29,268	$26,559	$92,852	$52,695
Match	39,354	26,793	83,264	65,280
ServiceMagic	6,692	9,940	15,676	19,450
Media & Other	(3,638)	(7,715)	(13,714)	(28,128)
Corporate	(16,100)	(16,692)	(43,483)	(47,835)

Total	$55,576	$38,885	$134,595	$61,462

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings attributable to IAC shareholders in total (in thousands):

	Three Months Ended September 30, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$29,268	$(59)	$(337)	$28,872
Match	39,354	—	(1,228)	38,126
ServiceMagic	6,692	—	(487)	6,205
Media & Other	(3,638)	(687)	(258)	(4,583)
Corporate	(16,100)	(16,586)	—	(32,686)

Total	$55,576	$(17,332)	$(2,310)	35,934

Other income, net				268

Earnings from continuing operations before income taxes				36,202
Income tax provision				(14,820)

Earnings from continuing operations				21,382
Loss from discontinued operations, net of tax				(3,737)

Net earnings				17,645
Net earnings attributable to noncontrolling interests				(136)

Net earnings attributable to IAC shareholders				$17,509

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

	Three Months Ended September 30, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Amortization of Non-Cash Marketing	Operating Income (Loss)
Search	$26,559	$(147)	$(6,258)	$—	$20,154
Match	26,793	(26)	(2,894)	—	23,873
ServiceMagic	9,940	—	(623)	(4,999)	4,318
Media & Other	(7,715)	(96)	(475)	—	(8,286)
Corporate	(16,692)	(16,246)	—	—	(32,938)

Total	$38,885	$(16,515)	$(10,250)	$(4,999)	7,121

Other income, net					50,960

Earnings from continuing operations before income taxes					58,081
Income tax provision					(34,269)

Earnings from continuing operations					23,812
Loss from discontinued operations, net of tax					(2,514)

Net earnings					21,298
Net loss attributable to noncontrolling interests					384

Net earnings attributable to IAC shareholders					$21,682

	Nine Months Ended September 30, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$92,852	$(295)	$(1,011)	$91,546
Match	83,264	153	(6,099)	77,318
ServiceMagic	15,676	—	(1,327)	14,349
Media & Other	(13,714)	(2,026)	(1,986)	(17,726)
Corporate	(43,483)	(58,817)	—	(102,300)

Total	$134,595	$(60,985)	$(10,423)	63,187

Other expense, net				(21,019)

Earnings from continuing operations before income taxes				42,168
Income tax provision				(23,785)

Earnings from continuing operations				18,383
Loss from discontinued operations, net of tax				(7,227)

Net earnings				11,156
Net loss attributable to noncontrolling interests				1,239

Net earnings attributable to IAC shareholders				$12,395

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Amortization of Non-Cash Marketing	Goodwill Impairment	Operating Income (Loss)
Search	$52,695	$(442)	$(19,267)	$(2,505)	$—	$30,481
Match	65,280	(128)	(3,140)	—	—	62,012
ServiceMagic	19,450	(150)	(2,300)	(4,999)	—	12,001
Media & Other	(28,128)	(541)	(1,604)	—	(1,056)	(31,329)
Corporate	(47,835)	(47,426)	—	—	—	(95,261)

Total	$61,462	$(48,687)	$(26,311)	$(7,504)	$(1,056)	(22,096)

Other income, net						112,352

Earnings from continuing operations before income taxes						90,256
Income tax provision						(53,733)

Earnings from continuing operations						36,523
Loss from discontinued operations, net of tax						(3,472)

Net earnings						33,051
Net loss attributable to noncontrolling interests						1,058

Net earnings attributable to IAC shareholders						$34,109

        The following table presents depreciation by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation:
Search	$8,249	$7,826	$27,264	$24,551
Match	2,612	2,503	8,518	7,310
ServiceMagic	1,005	858	3,001	2,452
Media & Other	1,342	1,285	5,274	5,650
Corporate	2,156	2,817	6,551	8,417

Total	$15,364	$15,289	$50,608	$48,380

        Geographic information about the United States and international territories is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
United States	$353,832	$293,056	$1,014,767	$848,932
All other countries	67,820	43,521	195,669	159,700

Total	$421,652	$336,577	$1,210,436	$1,008,632

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SEGMENT INFORMATION (Continued)

	September 30, 2010	December 31, 2009
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$281,151	$296,543
All other countries	992	869

Total	$282,143	$297,412

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

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions for the Nine Months Ended September 30, 2010

        On March 10, 2010, Match and Meetic completed a transaction in which Match contributed its Latin American business ("Match Latam") and Meetic contributed its Latin American business ("Parperfeito") to a newly formed venture. These contributions, along with a $3.0 million payment from Match to Meetic, resulted in each party owning a 50% equity interest in the newly formed venture, which was valued at $72 million. Match controls the venture through its voting interests. Accordingly, this transaction was accounted for as an acquisition of Parperfeito and a decrease in ownership of Match Latam. No gain or loss was recognized on this transaction as the fair value of the consideration received by Match equaled the fair value of the assets exchanged.

Non-Cash Transactions for the Nine Months Ended September 30, 2009

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

        The Company recorded a $4.1 million reduction to the distribution related to the August 20, 2008 spin-off of HSN, Inc., Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc. and Tree.com, Inc. (collectively, the "Spincos") into separate independent publicly traded companies (collectively, the "Spin-Off "). This reflects a reduction in the Company's income tax liability and a corresponding increase in the income tax liability of the Spincos as of the date of the Spin-Off. This reduced tax liability is primarily due to elections made by the Company pursuant to the tax sharing agreement executed in connection with the Spin-Off.

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

        For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2009.

Results of Operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Growth	2009*	2010	Growth	2009*
Revenue:
Search	$205,075	20%	$170,202	$601,230	20%	$502,758
Match	106,197	31%	80,992	292,433	13%	259,343
ServiceMagic	48,397	10%	43,902	140,128	19%	117,655
Media & Other	62,715	44%	43,497	178,206	33%	134,373
Inter-segment elimination	(732)	64%	(2,016)	(1,561)	72%	(5,497)

Total	$421,652	25%	$336,577	$1,210,436	20%	$1,008,632

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Growth	2009*	2010	Growth	2009*
Operating Income (Loss):
Search	$28,872	43%	$20,154	$91,546	200%	$30,481
Match	38,126	60%	23,873	77,318	25%	62,012
ServiceMagic	6,205	44%	4,318	14,349	20%	12,001
Media & Other	(4,583)	45%	(8,286)	(17,726)	43%	(31,329)
Corporate	(32,686)	1%	(32,938)	(102,300)	(7)%	(95,261)

Total	$35,934	405%	$7,121	$63,187	NM	$(22,096)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Growth	2009*	2010	Growth	2009*
Operating Income Before Amortization:
Search	$29,268	10%	$26,559	$92,852	76%	$52,695
Match	39,354	47%	26,793	83,264	28%	65,280
ServiceMagic	6,692	(33)%	9,940	15,676	(19)%	19,450
Media & Other	(3,638)	53%	(7,715)	(13,714)	51%	(28,128)
Corporate	(16,100)	4%	(16,692)	(43,483)	9%	(47,835)

Total	$55,576	43%	$38,885	$134,595	119%	$61,462

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

Consolidated Results

Revenue

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Revenue	$421,652	25%	$336,577

        Revenue in 2010 increased $85.1 million from 2009 primarily as a result of revenue increases of $34.9 million from Search, $25.2 million from Match and $19.2 million from Media & Other. Revenue reflects double digit growth across all segments. The increase from Search reflects growth in queries from distributed and proprietary toolbars and destination websites. The increase in revenue from Match reflects strong organic growth at Match.com U.S. and People Media. Also contributing to the increase in revenue from Match is the effect of Singlesnet, acquired March 2, 2010, and Match's venture with Meetic S.A. ("Meetic") in Latin America, which was formed March 10, 2010. The increase in revenue from Media & Other was driven by the contribution from Notional and Electus, which had no revenue in the prior year period, and strong growth at Pronto, Gifts.com and CollegeHumor.

        A significant component of the Company's revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on December 31, 2012. For the three months ended September 30, 2010 and 2009, revenue earned from Google was $180.1 million and $140.6 million, respectively. The majority of this revenue is earned by the businesses comprising the Search segment.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Revenue	$1,210,436	20%	$1,008,632

        Revenue in 2010 increased $201.8 million from 2009 primarily as a result of revenue increases of $98.5 million from Search, $43.8 million from Media & Other, $33.1 million from Match and $22.5 million from ServiceMagic. The increases in revenue from Search, Media & Other and Match are due primarily to the factors described above in the three month discussion. The revenue from Match was further impacted by the contribution from People Media, acquired July 13, 2009, partially offset by a decrease in revenue due to the sale of Match Europe to Meetic on June 5, 2009. The increase in revenue from ServiceMagic was primarily due to increases in domestic service requests and accepted domestic service requests driven primarily by increased online marketing efforts and a more active service provider network.

        For the nine months ended September 30, 2010 and 2009, revenue earned from Google was $530.7 million and $406.0 million, respectively.

Cost of revenue

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Cost of revenue	$148,558	40%	$106,029
As a percentage of revenue	35%	373 bp	32%

bp
= basis points

        Cost of revenue consists primarily of traffic acquisition costs. Traffic acquisition costs consist of payments made to partners who distribute our toolbars, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes the cost of products sold and shipping and handling costs, as well as expenses associated with the operation of the Company's data centers, including compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, rent, energy and bandwidth costs, and content acquisition costs.

        Cost of revenue in 2010 increased $42.5 million from 2009 primarily due to increases of $31.8 million from Search, $5.8 million from Match and $4.5 million from Media & Other. The increase in cost of revenue from Search was primarily due to an increase of $29.5 million in traffic acquisition costs related to an increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year period due to an increase in the proportion of revenue from distributed toolbars and other arrangements with third parties who direct traffic to our websites, as well as a shift in partner mix to partners carrying higher traffic acquisition costs. Cost of revenue from Match increased due to the acquisition of Singlesnet and the formation of the Latin America venture. The increase in cost of revenue from Media & Other was primarily due to Notional, which commenced operations during the prior year period.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Cost of revenue	$422,704	31%	$323,462
As a percentage of revenue	35%	285 bp	32%

        Cost of revenue in 2010 increased $99.2 million from 2009 primarily due to increases of $85.9 million from Search, $6.1 million from Media & Other and $5.4 million from Match. The increases in cost of revenue from Search, Media & Other and Match are due primarily to the factors described above in the three month discussion. Partially offsetting the increase in cost of revenue from Media & Other is the inclusion in the prior year period of a write-off of capitalized software, including game development costs, at InstantAction.

Selling and marketing expense

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$123,347	15%	$107,603
As a percentage of revenue	29%	(272) bp	32%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales, sales support and customer service functions. Advertising and promotional expenditures include online marketing, including fees paid to search engines and third parties that distribute our proprietary toolbars, and offline marketing, including television and radio advertising.

        Selling and marketing expense in 2010 increased $15.7 million from 2009 primarily due to increases of $6.3 million from Match, $5.8 million from Media & Other and $4.8 million from ServiceMagic. The increase in selling and marketing expense from Match is due to an increase of $5.5 million in advertising and promotional expenditures primarily related to a new advertising agreement entered into during the second quarter of 2010, as well as the impact from the acquisition of Singlesnet and the formation of the Latin America venture. The increase in selling and marketing expense from ServiceMagic is due to increases of $2.8 million and $2.0 million in marketing and compensation and other employee-related costs, respectively. The increase in compensation and other employee-related costs from ServiceMagic is due in part, to the continued expansion of its sales force. Selling and marketing expense from Media & Other increased primarily due to increases of $2.2 million and $1.8 million in online marketing at Gifts.com and Pronto, respectively.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$379,153	5%	$360,121
As a percentage of revenue	31%	(438) bp	36%

        Selling and marketing expense in 2010 increased $19.0 million from 2009 primarily due to increases of $20.1 million from ServiceMagic, $14.7 million from Media & Other and $7.8 million from Match, partially offset by a decrease of $24.2 million from Search. The increases in selling and marketing expense from ServiceMagic, Media & Other and Match are primarily due to the factors described above in the three month discussion. The decrease in selling and marketing expense from Search is primarily due to lower advertising and promotional expenditures of $14.2 million, as the prior year period included expenditures associated with the NASCAR partnership and an ad campaign to rebrand the UK.Ask.com website, as well as a decrease in compensation and other-employee related costs at CityGrid Media (formerly Citysearch), due in part, to a decrease in average headcount.

General and administrative expense

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$78,327	8%	$72,314
As a percentage of revenue	19%	(291) bp	21%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2010 increased $6.0 million from 2009 primarily due to increases of $5.5 million from Media & Other and $2.7 million from ServiceMagic, partially offset by a decrease of $1.7 million from Search. General and administrative expense from Media & Other increased primarily due to increased operating expenses associated with Vimeo and expenses related to Electus, which commenced operations during the prior year period. The increase in general and administrative expense from ServiceMagic is primarily due to an increase of $1.6 million in compensation and other-employee related costs. The decrease in general and administrative expense from Search is primarily due to the prior year period reflecting an increase in litigation related expenses.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
General and administrative expense	$236,387	8%	$218,802
As a percentage of revenue	20%	(216) bp	22%

        General and administrative expense in 2010 increased $17.6 million from 2009 primarily due to increases of $12.3 million from Media & Other and $6.6 million from corporate. General and administrative expense from Media & Other increased primarily due to Electus and Notional, which commenced operations during the prior year period, as well as increased operating expenses associated with Vimeo and Evite, partially offset by the cost savings related to certain businesses that have been sold or shutdown. The increase from corporate is principally due to an increase of $8.5 million in non-cash compensation expense related to equity grants issued subsequent to the third quarter of 2009 and the favorable impact of forfeited awards in the prior year, partially offset by lower professional fees.

Product development expense

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Product development expense	$17,812	37%	$12,972
As a percentage of revenue	4%	37 bp	4%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2010 increased $4.8 million from 2009 primarily due to increases of $3.0 million from Search and $0.9 million from Match. Contributing to the increase in product development expense at Search is a decrease in costs being capitalized in the current year period as compared to the prior year period related to the development and enhancement of IAC Search & Media's product offerings and related technology. The increase in product development expense from Match is primarily due to an increase in compensation and other employee-related costs driven by growth in headcount related to recent acquisitions.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Product development expense	$47,974	6%	$45,092
As a percentage of revenue	4%	(51) bp	4%

        Product development expense in 2010 increased $2.9 million from 2009 primarily due to an increase of $2.5 million from Match. The increase in product development expense from Match is due primarily to the factors described above in the three month discussion.

Depreciation

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Depreciation expense	$15,364	0%	$15,289
As a percentage of revenue	4%	(90) bp	5%

        Depreciation in 2010 increased $0.1 million from 2009 primarily due to the incremental depreciation associated with capital expenditures made during 2010 and 2009, almost entirely offset by certain fixed assets becoming fully depreciated.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Depreciation expense	$50,608	5%	$48,380
As a percentage of revenue	4%	(62) bp	5%

        Depreciation in 2010 increased $2.2 million from 2009 primarily due to the factors described above in the three month discussion. Depreciation expense was further impacted in 2010 by the write-off of certain capitalized software costs.

Operating Income Before Amortization

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Operating Income Before Amortization	$55,576	43%	$38,885
As a percentage of total revenue	13%	163 bp	12%

        Operating Income Before Amortization in 2010 increased $16.7 million from 2009 primarily due to an increase of $12.6 million from Match and reduced losses of $4.1 million at Media & Other, reflecting, in each case, higher revenue.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Operating Income Before Amortization	$134,595	119%	$61,462
As a percentage of total revenue	11%	503 bp	6%

        Operating Income Before Amortization in 2010 increased $73.1 million from 2009 primarily due to increases of $40.2 million and $18.0 million from Search and Match, respectively, and reduced losses of $14.4 million at Media & Other. The increase in Operating Income Before Amortization reflects higher revenue across these segments, as well as lower marketing costs from Search, a reduction in acquisition related expenses from Match and cost savings related to certain businesses that have been sold or shutdown and the profit participations related to our interests in Reveille from Media & Other.

Operating income (loss)

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Operating income	$35,934	405%	$7,121
As a percentage of revenue	9%	641 bp	2%

        Operating income in 2010 increased $28.8 million from 2009 primarily due to an increase of $16.7 million in Operating Income Before Amortization described above and decreases of $7.9 million in amortization of intangibles and $5.0 million in amortization of non-cash marketing, partially offset by an increase of $0.8 million in non-cash compensation expense. The decrease in amortization of intangibles is primarily due to the write-off of certain definite-lived intangible assets at IAC Search & Media during the fourth quarter of 2009. The amortization of non-cash marketing referred to in this report consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Operating income (loss)	$63,187	NM	$(22,096)
As a percentage of revenue	5%	NM	(2)%

        Operating income in 2010 increased $85.3 million from 2009 primarily due to an increase of $73.1 million in Operating Income Before Amortization described above and decreases of $15.9 million in amortization of intangibles and $7.5 million in amortization of non-cash marketing, as well as the inclusion in the prior year period of a goodwill impairment charge of $1.1 million, partially offset by an increase of $12.3 million in non-cash compensation expense. The decrease in amortization of intangibles is primarily due to the write-off of certain definite-lived intangible assets at IAC Search & Media during the fourth quarter of 2009, partially offset by an increase in amortization of intangibles at Match relating to the acquisition of Singlesnet and its formed venture with Meetic in Latin America.

        The increase in non-cash compensation expense is primarily due to the expense related to equity grants issued subsequent to the third quarter of 2009 and the favorable impact of forfeited awards in the prior year period. As of September 30, 2010, there was $123.0 million of unrecognized compensation costs, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Other income (expense)

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Other income (expense):
Interest income	$1,550	(35)%	$2,374
Interest expense	(1,321)	(2)%	(1,345)
Equity in losses of unconsolidated affiliates	(547)	(86)%	(3,961)
Other income, net	586	(99)%	53,892

        Interest income in 2010 decreased $0.8 million from 2009 primarily due to the impact of lower average investment balances and lower average interest rates.

        Equity in losses of unconsolidated affiliates in 2010 decreased $3.4 million from 2009 primarily due to the positive contribution from the Company's investment in Meetic, as well as reduced losses from certain other equity method investees. The Company recognized a loss in the prior year period related to its investment in Meetic primarily due to the amortization of intangibles, which is required by purchase accounting rules.

        Other income, net in 2009 of $53.9 million is principally due to a gain of $36.2 million related to the Company's sale of 1.8 million common shares of OpenTable, Inc. ("OpenTable") and an increase of $15.4 million on the gain related to the sale of Match Europe. The gain on sale of Match Europe was adjusted in the third quarter of 2009 due to a reduction in the goodwill allocated to Match Europe upon its sale reflecting a more time proximate estimate of the fair value of the Match reporting unit as of the date of sale.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

	Nine Months Ended September 30,
	2010	% Change	2009
	(Dollars in thousands)
Other income (expense):
Interest income	$4,851	(43)%	$8,546
Interest expense	(3,967)	(3)%	(4,070)
Equity in losses of unconsolidated affiliates	(27,162)	241%	(7,973)
Other income, net	5,259	(95)%	115,849

        Interest income in 2010 decreased $3.7 million from 2009 primarily due to the factors described above in the three month discussion.

        Equity in losses of unconsolidated affiliates in 2010 increased $19.2 million from 2009 primarily due to an $18.3 million impairment charge to write-down the Company's investment in The HealthCentral Network, Inc. ("HealthCentral") to fair value. The decline in value was determined to be other-than-temporary due to HealthCentral's continued losses and negative operating cash flows, which are due, in part, to macroeconomic and industry specific factors. The valuation of our investment in HealthCentral reflects the Company's assessment of these factors. The Company estimated the fair value of its investment in HealthCentral using a multiple of revenue approach in the context of a different valuation environment than that which prevailed when our initial investment was made. Equity in losses of unconsolidated affiliates also includes increased losses related to the Company's investment in Meetic, which is not in the full prior year period, due to the amortization of intangibles, which is required by purchase accounting rules.

        Other income, net in 2010 of $5.3 million was primarily due to a gain of $4.0 million related to the sale of our remaining shares of OpenTable.

        Other income, net in 2009 of $115.8 million is principally due to a $132.2 million gain related to the sale of Match Europe to Meetic and a gain of $36.2 million related to the Company's sale of 1.8 million common shares of OpenTable. Partially offsetting other income in 2009 is a loss of $12.3 million related to the Company's sale of 4.3 million shares of Arcandor AG ("ARO") stock, and write-downs of $38.2 million and $4.4 million related to the derivative asset associated with the ARO stock (referred to as a contingent value right or "CVR") and the 1.1 million shares of ARO stock that the Company still owned at September 30, 2009, respectively. ARO filed for insolvency on June 9, 2009. The impairment charge related to the CVR was based upon the Company's assessment of its fair value at June 30, 2009.

Income tax provision

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

        In 2010, the Company recorded an income tax provision for continuing operations of $14.8 million on pre-tax income of $36.2 million, which represents an effective tax rate of 41%. This rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by the reversal of a valuation allowance on the deferred tax asset related to an unconsolidated affiliate and foreign income taxed at lower rates. In 2009, the Company recorded an income tax provision for continuing operations of $34.3 million on pre-tax income of $58.1 million, which represents an effective tax rate of 59%. This rate is higher than the federal statutory rate of 35% due principally to a change in the estimated annual effective tax rate, interest on tax contingencies and state taxes, partially offset by a non-taxable gain associated with the sale of Match Europe and net adjustments related to the reconciliation of tax returns to provision accruals.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

        In 2010, the Company recorded an income tax provision for continuing operations of $23.8 million on pre-tax income of $42.2 million, which represents an effective tax rate of 56%. This rate is higher than the federal statutory rate of 35% due principally to interest on tax contingencies, a valuation allowance on the deferred tax asset created by the impairment charge for our investment in HealthCentral, and state taxes, partially offset by foreign tax credits and the reversal of a valuation allowance on the deferred tax asset related to an unconsolidated affiliate. In 2009, the Company recorded an income tax provision for continuing operations of $53.7 million on pre-tax income of $90.3 million, which represents an effective tax rate of 60%. This rate is higher than the federal statutory rate of 35% due principally to non-deductible goodwill associated with the sale of Match Europe, an increase in reserves and related interest for tax contingencies and an increase in valuation allowances on deferred tax assets related to the impairments of the Company's shares of ARO stock and the related CVR, offset by foreign tax credits related to the sale of Match Europe.

        At September 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $389.2 million and $394.3 million, respectively. Unrecognized tax benefits for the nine months ended September 30, 2010 decreased by $5.1 million due principally to a net decrease in deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax expense from continuing operations for the three and nine months ended September 30, 2010 is a $2.5 million expense and a $7.2 million expense, respectively, net of related deferred taxes of $1.7 million and $4.9 million, respectively, for interest on unrecognized tax benefits. At September 30, 2010 and December 31, 2009, the Company has accrued $90.4 million and $68.7 million, respectively, for the payment of interest. At September 30, 2010 and December 31, 2009, the Company has accrued $5.0 million for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has been extended to December 31, 2011. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2003. These examinations are expected to be completed by 2011. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $19.9 million within twelve months of the current reporting date primarily due to the reversal of deductible temporary differences which will primarily result in a corresponding increase in net deferred tax liabilities, the reversal of state tax reserves based upon the receipt of favorable income tax rulings, statute of limitations expirations, and settlements. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

  For the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)
Discontinued operations	$(3,737)	49%	$(2,514)	$(7,227)	108%	$(3,472)

        The 2010 and 2009 amounts are primarily due to interest on tax contingencies and reserves for penalties.

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

  Search

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

        Our Search segment includes toolbars and other destination websites, including Ask.com, Dictionary.com and DailyBurn.com, through which we primarily provide search services; and CityGrid Media, an online media company that aggregates and integrates local ads and content and distributes them to publishers across web and mobile platforms.

        Revenue increased 20% to $205.1 million, reflecting growth in queries from distributed and proprietary toolbars and destination websites. The increase in queries from distributed toolbars is attributable to new partners and growth from existing partners, while the increase from proprietary toolbars and destination websites was driven by increased traffic acquisition efforts and enhancements within our proprietary toolbar business. Revenue was negatively impacted by a decline in revenue per query, as distributed toolbar queries generally monetize at lower rates. CityGrid Media revenue increased primarily due to increased advertising from new resellers and growth from existing resellers.

        Operating Income Before Amortization increased 10% to $29.3 million, primarily due to the higher revenue noted above, partially offset by an increase of $29.5 million in traffic acquisition costs. The increase in traffic acquisition costs is primarily due to an increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year period due to an increase in the proportion of revenue from distributed toolbars and other arrangements with third parties who direct traffic to our websites, as well as a shift in partner mix to partners carrying higher traffic acquisition costs.

        Operating income increased 43% to $28.9 million, primarily due to the increase in Operating Income Before Amortization described above and a decrease of $5.9 million in amortization of intangibles resulting from the write-off of certain definite-lived intangible assets at IAC Search & Media during the fourth quarter of 2009.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

        Revenue increased 20% to $601.2 million, driven primarily by the factors described above in the three month discussion.

        Operating Income Before Amortization increased 76% to $92.9 million, primarily due to the higher revenue noted above and decreases of $24.2 million in selling and marketing expense and $4.5 million in general and administrative expense, partially offset by an increase of $77.9 million in traffic acquisition costs. The decrease in selling and marketing expense is primarily due to a decrease of $14.2 million in advertising and promotional expenditures, as the prior year period included expenditures associated with the NASCAR partnership and an ad campaign to rebrand the UK.Ask.com website, as well as a decrease in compensation and other-employee related costs at CityGrid Media, due in part, to a decrease in average headcount. The decrease in general and administrative expense is primarily due to the prior year period reflecting an increase in litigation related expenses.

        Operating income increased 200% to $91.5 million, primarily due to the increase in Operating Income Before Amortization described above and decreases of $18.3 million in amortization of intangibles and $2.5 million in amortization of non-cash marketing. The decrease in amortization of intangibles is due to the factors described above in the three month discussion.

  Match

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

        Revenue increased 31% to $106.2 million, reflecting strong organic growth at Match.com U.S. and People Media. Revenue in the current year period was further impacted by a combined contribution of $8.7 million from Singlesnet, acquired March 2, 2010, and Match's venture with Meetic in Latin America, formed March 10, 2010. Revenue in the prior year period was negatively impacted by the write-off of $3.6 million of deferred revenue associated with the People Media acquisition. Excluding the impact of the aforementioned items, revenue grew 15%.

        Operating Income Before Amortization increased 47% to $39.4 million, growing at a faster rate than revenue primarily due to the write-off in the prior year period of $3.6 million of deferred revenue described above, and lower selling and marketing expense and general administrative expense as a percentage of revenue.

        Operating income increased 60% to $38.1 million, due to the increase in Operating Income Before Amortization described above and a decrease of $1.7 million in amortization of intangibles.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

        Revenue increased 13% to $292.4 million, driven primarily by the factors described above in the three month discussion. Further impacting revenue is the contribution of $29.6 million from People Media, acquired July 13, 2009, partially offset by a decline in international revenue due to the sale of Match Europe to Meetic on June 5, 2009. Excluding the results of People Media from both the current and prior period, Match Europe from the prior period and Singlesnet and the Latin America venture from the current period, revenue grew 8%.

        Operating Income Before Amortization increased 28% to $83.3 million primarily due to the increase in revenue noted above, partially offset by increases of $7.8 million in selling and marketing expense, $5.4 million in cost of revenue and $2.5 million in product development expense. The increases in these expenses reflect the acquisitions of People Media and Singlesnet and the formation of the Latin America venture, partially offset by the sale of Match Europe. The increase in selling and marketing expense is further impacted by an increase in advertising and promotional expenditures due, in part, to a new advertising agreement entered into during the second quarter of 2010.

        Operating income increased 25% to $77.3 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by an increase of $3.0 million in amortization of intangibles, relating primarily to the acquisition of Singlesnet and the formation of the Latin America venture.

  ServiceMagic

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

        Revenue increased 10% to $48.4 million, benefiting from a 3% increase in service requests and a 10% increase in accepted service requests domestically and from the growth at ServiceMagic International, partially offset by lower average lead acceptance fees. The increase in service requests was driven primarily by increased online marketing efforts. The increase in accepted service requests was driven, in part, by a 28% increase in service providers. A service request can be transmitted to and accepted by more than one service provider.

        Operating Income Before Amortization decreased 33% to $6.7 million, despite the increase in revenue described above, primarily due to increases of $4.8 million in selling and marketing expense and $2.7 million in general and administrative expense. The increase in selling and marketing expense is primarily driven by an increase of $2.8 million in advertising and promotional expenditures related principally to online marketing. Also contributing to the increase in selling and marketing expense is an increase in compensation and other employee-related costs, due in part, to the continued expansion of its sales force. The increase in general and administrative expense is primarily due to an increase in compensation and other employee-related costs driven by growth in headcount related to ServiceMagic International.

        Operating income increased 44% to $6.2 million, despite the decrease in Operating Income Before Amortization described above due to a decrease of $5.0 million in amortization of non-cash marketing.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

        Revenue increased 19% to $140.1 million, driven primarily by the factors described above in the three month discussion.

        Operating Income Before Amortization decreased 19% to $15.7 million despite the increase in revenue described above primarily due to increases of $20.1 million in selling and marketing expense and $4.4 million in general and administrative expense. The increases in both selling and marketing expense and general administrative expense are primarily due to the factors described above in the three month discussion. Operating Income Before Amortization reflects the reversal in 2010 of a $2.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which will not be earned.

        Operating income increased 20% to $14.3 million, despite the decrease in Operating Income Before Amortization described above primarily due to decreases of $5.0 million in non-cash marketing and $1.0 million in amortization of intangibles.

  Media & Other

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

        Revenue increased 44% to $62.7 million primarily reflecting the contribution from Notional and Electus, which had no revenue in the prior year period, and strong growth at Pronto, Gifts.com and CollegeHumor.

        Operating Income Before Amortization loss decreased by $4.1 million to a loss of $3.6 million. Losses decreased due primarily to the increase in revenue described above.

        Operating loss decreased by $3.7 million to $4.6 million primarily due to the decreased Operating Income Before Amortization loss described above and a decrease of $0.2 million in amortization of intangibles, partially offset by an increase of $0.6 million in non-cash compensation expense.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

        Revenue increased 33% to $178.2 million, driven primarily by the factors described above in the three month discussion. Also impacting revenue is the inclusion in the current year period of revenue associated with profit participations related to our interests in Reveille, partially offset by revenue in the prior year period associated with ReserveAmerica before its sale on January 31, 2009.

        Operating Income Before Amortization loss decreased by $14.4 million to a loss of $13.7 million. Losses decreased due primarily to $9.8 million in cost savings related to certain businesses that have been sold or shutdown, profitability at Gifts.com and $3.1 million in profit participations related to our interests in Reveille noted above, partially offset by Electus, which commenced operations during the prior year period, and increased operating expenses associated with The Daily Beast.

        Operating loss decreased by $13.6 million to $17.7 million primarily due to the decreased Operating Income Before Amortization loss described above, and the impact in 2009 of a $1.1 million goodwill impairment charge related to our gift card business, partially offset by increases in 2010 in non-cash compensation expense and amortization of intangibles of $1.5 million and $0.4 million, respectively.

  Corporate

  For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

        Operating Income Before Amortization loss decreased by $0.6 million to a loss of $16.1 million primarily due to lower professional fees and depreciation.

        Operating loss decreased $0.3 million to $32.7 million primarily due to the decreased Operating Income Before Amortization loss described above, partially offset by an increase of $0.3 million in non-cash compensation expense.

  For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

        Operating Income Before Amortization loss decreased by $4.4 million to a loss of $43.5 million primarily due to the factors described above in the three month discussion.

        Operating loss increased $7.0 million to $102.3 million despite the decrease in Operating Income Before Amortization loss due to an increase of $11.4 million in non-cash compensation expense. The increase in non-cash compensation is primarily due to the expense related to equity grants issued subsequent to the third quarter of 2009 and the favorable impact of forfeited awards in the prior year.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2010, the Company had $902.2 million of cash and cash equivalents, $471.2 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in 7% Senior Notes due January 15, 2013.

        During the nine months ended September 30, 2010 and 2009, the Company purchased 23.1 million and 20.9 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $530.9 million and $336.5 million, respectively. On February 26, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of IAC common stock. At October 22, 2010, IAC had approximately 7.2 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $205.6 million and $146.3 million in 2010 and 2009, respectively. The increase of $59.3 million in net cash provided by operating activities attributable to continuing operations is primarily due to the payment of the 2009 discretionary cash bonuses in 2010, whereas the 2008 discretionary cash bonuses were paid in the fourth quarter of 2008, and lower net income tax refunds in 2010.

        Net cash used in investing activities attributable to continuing operations in 2010 of $30.3 million includes capital expenditures of $34.0 million and acquisitions, net of cash acquired, of $17.3 million, partially offset by the dividend received from Meetic of $11.4 million, net proceeds of $6.1 million related to purchases, sales and maturities of marketable debt securities, and proceeds of $5.3 million from the sale of the Company's remaining shares of OpenTable. Net cash used in investing activities attributable to continuing operations in 2009 of $291.3 million includes net purchases of $217.3 million related to purchases, sales and maturities of marketable debt securities, acquisitions, net of cash acquired, of $85.5 million and capital expenditures of $28.9 million, partially offset by the proceeds of $58.1 million from the sales of long-term investments, primarily the sale of 1.8 million common shares of OpenTable.

        Net cash used in financing activities attributable to continuing operations in 2010 of $518.0 million includes the purchase of treasury stock of $537.8 million, partially offset by proceeds related to the issuance of common stock, net of withholding taxes, of $13.3 million and the excess tax benefits from stock-based awards of $6.6 million. Net cash used in financing activities attributable to continuing operations in 2009 of $199.0 million includes the purchase of treasury stock of $336.5 million and the settlement of vested stock-based awards denominated in a subsidiary's equity of $14.0 million, partially offset by the proceeds related to the issuance of common stock, net of withholding taxes, of $150.0 million. Included in the proceeds related to the issuance of common stock are aggregate proceeds of $150.9 million from the exercise of warrants to acquire 11.5 million shares of IAC common stock that were due to expire on February 4, 2009. The strike price of the warrants was $13.09 per share.

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

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term obligations(b)	$198,617	$5,109	$25,508	$8,000	$160,000
Purchase obligations(c)	72,179	15,988	31,881	24,310	—
Operating leases	294,536	20,889	37,678	25,910	210,059

Total contractual cash obligations	$565,332	$41,986	$95,067	$58,220	$370,059

(a)
At September 30, 2010, the Company has recorded $479.6 million of unrecognized tax benefits which includes accrued interest of $90.4 million. This amount includes $300.7 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

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

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, restricted stock units and restricted stock. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding which, for stock options and restricted stock units, are included on a treasury method basis. Upon the exercise of certain stock options and vesting of restricted stock units and restricted stock, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax withholding amount from its current funds.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by business and to net earnings attributable to IAC shareholders in total for the three and nine months ended September 30, 2010 and 2009, see Note 9 to the consolidated financial statements.

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

        Based on the Company's total investment in marketable debt securities as of September 30, 2010, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $3.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of approximately $902.2 million is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Long-term Debt

        At September 30, 2010, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $11.2 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At September 30, 2010, the Company has two investments in equity securities of publicly traded companies. One of these investments is the Company's investment in Meetic which is accounted for using the equity method. The other investment is an available-for-sale marketable equity security. Both investments are included in "Long-term investments" in the accompanying consolidated balance sheet. The available-for-sale marketable equity security is reported at fair value based on its quoted market price with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market, among other factors. During the three and nine months ended September 30, 2010, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity security. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        On June 5, 2009, in exchange for Match Europe, IAC received approximately 6.1 million shares of common stock (a 27% stake) in Meetic, an online dating company based in France. Meetic shares are listed on the Euronext stock exchange (EPA: MEET) and as a result, IAC is exposed to changes in Meetic's stock price. The investment in Meetic is accounted for using the equity method and the Company records its share of the results of Meetic and related amortization of intangibles on a one-quarter lag within "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations. The carrying value of the Meetic investment is $116.5 million at September 30, 2010. This value is lower than the carrying value of $156.5 million at December 31, 2009, due primarily to the impact of foreign currency exchange rates and a dividend of $11.4 million. The fair value of the Meetic investment, based on its quoted market price, was $190.8 million at September 30, 2010.

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

        Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in industry standards and technology, actual tax liabilities that differ materially from our estimates, operational and financial risks relating to acquisitions, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part II "Item 1A. Risk Factors" of our quarterly report on Form 10-Q for the quarter ended June 30, 2010. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part II "Item 1A. Risk Factors" of our quarterly report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
July 2010	1,140,200	$22.41	1,140,200	12,055,057
August 2010	3,149,522	$24.54	3,149,522	8,905,535
September 2010	1,704,538	$26.14	1,704,538	7,200,997

Total	5,994,260	$24.59	5,994,260	7,200,997

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to the repurchase authorization previously announced in February 2010.

(3)
Represents the total number of shares of common stock that remained available for repurchase pursuant to the February 2010 repurchase authorization.

At October 22, 2010, IAC had approximately 7.2 million shares remaining under the February 2010 share repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

(1)
Filed herewith.

(2)
Furnished herewith.

(3)
Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2010

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	October 29, 2010

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