Form 10-K
period 2010-12-31
IAC/INTERACTIVECORP
filed 2011-03-01
CIK 891103

Use these links to rapidly review the document

As filed with the Securities and Exchange Commission on March 1, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of January 28, 2011, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	84,178,590
Class B Common Stock	4,289,499

Total	88,468,089

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2010 was $1,932,385,781. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

         Portions of the Registrant's proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

        For information regarding the results of operations of our reporting segments, as well as their respective contributions to IAC's consolidated results of operations, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26 and "Item 8—Consolidated Financial Statements and Supplementary Data" beginning on page 52.

        Unless otherwise indicated, all references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

History

        Since its inception, IAC has transformed itself from a hybrid media/electronic retailing company into a leading internet company. IAC was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc., as a subsidiary of Home Shopping Network, Inc. In December 1992, Home Shopping Network distributed the capital stock of Silver King to its stockholders. In December 1996, the Company completed mergers with Savoy Pictures Entertainment, Inc. and Home Shopping Network, with Savoy and Home Shopping Network becoming subsidiaries of Silver King. In connection with these mergers, the Company changed its name to HSN, Inc.

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

        On August 9, 2005, IAC completed the separation of its travel and travel-related businesses and investments into an independent public company. IAC also completed the following transactions in 2005: the acquisition of IAC Search & Media (formerly known as Ask Jeeves, Inc.), the results of operations of which are now reported within our Search segment (July 2005), a transaction with NBC Universal in which IAC sold its common and preferred interests in VUE (June 2005) and the acquisition of Cornerstone Brands, Inc. ("Cornerstone Brands") (April 2005).

        In November 2006, IAC sold PRC, LLC, its Teleservices subsidiary. In June 2007, the Company sold its German TV and internet retailer, HSE Germany. In July 2008, the Company acquired the Lexico Publishing Group, owner of reference websites Dictionary.com, Thesaurus.com and Reference.com, and in June 2008, the Company sold EPI. On August 20, 2008, IAC separated into five publicly traded companies: IAC, HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster and Tree.com, Inc. ("Tree.com"). In this report, we refer to this transaction as the "Spin-Off." Immediately following the Spin-Off, IAC effected a one-for-two reverse stock split.

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

        In February 2010, we announced the formation of a joint venture between Match.com and Meetic, through which we provide personals services in certain countries in Latin America, as well as acquired Singlesnet.com. In May 2010, we acquired a majority stake in DailyBurn.com, a diet and fitness tracking website. In June 2010, Citysearch changed its name to CityGrid Media in connection with the launch of CityGrid®, its local advertising network, and its transformation from an owner and operator of local, consumer-oriented websites into one of the largest local advertising networks on the web.

        In December 2010, we exchanged the stock of a wholly-owned subsidiary that held our Evite, Gifts.com and IAC Advertising Solutions businesses and approximately $218 million in cash for substantially all of Liberty Media Corporation's equity stake in IAC. See "Equity Ownership and Vote" and "Item 8—Consolidated Financial Statements and Supplementary Data—Note 11". For additional information concerning certain of these transactions, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Consolidated Financial Statements and Supplementary Data—Notes 1 and 11".

EQUITY OWNERSHIP AND VOTE

        IAC has outstanding shares of common stock, with one vote per share, and Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of January 31, 2011, Barry Diller, IAC's Chairman and Senior Executive, owned 4,289,499 shares of Class B common stock representing 100% of IAC's outstanding Class B common stock and approximately 33.8% of the outstanding total voting power of IAC.

        On December 1, 2010, Mr. Diller acquired 4,289,499 shares of Class B common stock from the Liberty Parties (as defined below) pursuant to a letter agreement among Mr. Diller, IAC, Liberty Media Corporation and Liberty USA Holdings, LLC (the "Liberty Parties"). Pursuant to this letter agreement, the Liberty Parties exchanged with Mr. Diller an aggregate of 4,289,499 shares of Class B common stock held by them for the same number of shares of common stock held by Mr. Diller (the "Diller-Liberty Exchange"). Immediately following the Diller-Liberty Exchange, the Liberty Parties exchanged with IAC their remaining shares of Class B common stock and 4,169,499 shares of common stock for the stock of a wholly-owned subsidiary of IAC that held our Evite, Gifts.com and IAC Advertising Solutions businesses and $217.9 million in cash (the "IAC-Liberty Exchange," and together with the Diller-Liberty Exchange, the "Transactions"). For additional information regarding the Transactions, see "Item 8—Consolidated Financial Statements and Supplementary Data—Note 11". Following the Transactions, the Liberty Parties did not own any shares of Class B common stock and owned approximately 18,000 shares of common stock.

        As part of the Transactions, in consideration of Mr. Diller waiving certain pre-existing rights under a stockholders agreement with respect to Liberty's transfer to IAC of shares of common stock and Class B common stock, IAC agreed that from time to time until September 1, 2011, Mr. Diller may acquire up to an additional 1.5 million shares of Class B common stock from IAC by exchanging with IAC, on a one-for-one basis, shares of common stock he acquires in the open market or otherwise for shares of Class B common stock held in treasury by IAC. Pursuant to the related agreement between Mr. Diller and IAC, certain transfer restrictions will apply to any shares of Class B common stock received by Mr. Diller pursuant to this exchange right, including a requirement that, until the fifth year anniversary of the Transactions and except for transfers to certain permitted transferees, any shares of Class B common stock acquired pursuant to the exchange right must first be converted into common stock in order to be transferred.

        In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC's Chairman and Senior Executive, he generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.

        As a result of Mr. Diller's ownership interest, voting power and the contractual rights described above, Mr. Diller currently is in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC's Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions.

DESCRIPTION OF IAC BUSINESSES

Search

  Overview

        Our Search segment consists of toolbars that we develop, market and distribute and destination search and other websites, including Ask.com and Dictionary.com, through which we primarily provide search, reference and content services, as well as CityGrid Media, an online media company that aggregates and integrates local advertising and content for distribution to publishers across web and mobile platforms.

        Search services generally involve the generation and display of a set of hyperlinks to websites, together with summary information regarding these websites, deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages in response to search queries that contain advertiser-selected keywords. A paid listing is generally a short textual advertising unit containing a link to the website of an advertiser that purchased the relevant keyword(s). The advertiser generally pays a fixed fee every time a user clicks on the paid listing.

        Substantially all of the revenues from our Search segment are derived from the display of paid listings and other advertising in connection with the provision of search and other services. A substantial majority of the paid listings we display are supplied to us by Google pursuant to a paid listing supply agreement with Google that expires on December 31, 2012. Pursuant to this agreement, we transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to us for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as "sponsored" listings on search results pages. To a lesser extent, we also syndicate Google paid listings through third parties with whom we enter into syndication agreements. See "Item 1A—Risk Factors—We depend upon arrangements with Google and any adverse changes in this relationship could adversely affect our business, financial condition and results of operations." In addition, we sell paid listings directly to advertisers for display on third party and various IAC properties, as well as sell display advertising on our destination and other websites.

  Toolbars

        Through Mindspark Interactive Network, Inc. ("Mindspark"), we develop, market and distribute a variety of downloadable toolbars through which users can access search services, as well as a variety of applications through which users can creatively and visually express themselves and interact online. The majority of our toolbars consist of a search box (which enables users to run search queries directly from their web browsers), together with applications we have developed that enable users to personalize their online activities and otherwise make them more expressive and fun. These applications include: MyFunCards, through which users can send online greeting cards; Popular Screensavers, through which users can personalize their desktops with photos, images and animations; Webfetti and CursorMania, through which users can personalize pages on various social networking websites; Zwinky, through which users can create avatars to express their persona on the web and design and update profile pages to share with friends; IWON, through which users can access their favorite online games from IWON.com and elsewhere directly from their web browsers; Smiley Central, through which users can add emoticons to e-mails and instant messages; MyWebFace, through which users can create cartoon-like images of themselves for download or use in connection with their profile pages on social networks; and Retrogamer, through which users can access their favorite classic arcade, sports and action games directly from their web browsers. Zwinky also provides users with access to Zwinktopia, a virtual world where avatars created by users can interact through chat and other features, as well as purchase virtual items with virtual currency online. We also develop, market and distribute toolbars that target users with a passionate interest in select vertical categories (such as movies, television, sports and gossip). In addition to a search box feature, these toolbars provide users with the ability to access primarily third party online content and services relating to various vertical categories directly from their web browsers. We distribute these toolbars, as well as those with applications we have developed, to consumers free of charge.

        We also market and distribute Ask.com branded and custom toolbars to third parties through the Ask Partner Network, a leading provider of custom applications and search solutions to software and media companies with web browser add-ons. Ask Partner Network works closely with third parties to design and develop highly-targeted, custom toolbars that, when bundled with third party applications and websites, extend services into web browsers and enhance end-user experiences online.

        We sometimes refer to the toolbars within our Search segment as "proprietary" and "distributed." "Proprietary" toolbars are generally those that we market and distribute directly to users and "distributed" toolbars are generally those that are marketed and distributed to users through third parties.

  Destination Search and Other Websites

        We also operate a number of destination websites and portals through which we provide search and additional services, including: Ask.com, which provides general search services, as well as question and answer services that provide direct answers to natural-language questions; Dictionary.com, which provides online dictionary search, educational and learning services; IWON.com, which offers a variety of casual games and sweepstakes; Girlsense.com, which provides a virtual fashion community for girls and teens; MyWay.com, which is free from banner, pop-up and rich-media ads and through which we provide general search and e-mail services; and Excite.com, a content-rich portal that aggregates news, sports, weather and entertainment content.

  Mobile Applications

        We market and distribute a number of mobile applications through which we provide search and additional services, including: the Dictionary.com iPhone and Android applications, which provide dictionary search, educational and learning services; the Ask.com iPhone application, which provides general search and natural-language question and answer services; and various DailyBurn iPhone applications, which track nutritional and fitness information and activities.

  Revenues

        Substantially all of the revenues from our toolbars, destination search and other websites and related services are derived from advertising, with the substantial majority of these revenues attributable to our paid listing supply agreement with Google. When a user submits a search query through properties and services within our Search segment and clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and makes a related revenue share payment to us, which we either retain in its entirety or share with third parties. In some cases, Google does not charge advertisers unless our user, after clicking on the paid listing, also takes certain actions on the advertiser's website. To a lesser extent, we also generate revenues from the direct sale of paid listings directly to advertisers on a cost-per-click basis, as well as from the sale of display and other advertising pursuant to a variety of advertising models, including on a fixed fee per impression, cost-per-click and cost-per-action basis.

  Competition

        We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various search properties and search services generally; (ii) develop, market and distribute toolbars and related applications; (iii) attract third parties to distribute our toolbars and search boxes; and (iv) attract advertisers. Our competitors include Google, Yahoo!, Bing and other destination search websites and search-centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers, including internet access providers, social networks, online advertising networks, traditional media companies and companies that provide online content.

        Moreover, some of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and/or significantly greater financial, technical and marketing resources than we do. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their products and services, which could result in greater market acceptance of their products and services relative to those offered by us.

        In the case of our Mindspark business, we believe that our ability to compete successfully will depend primarily upon our continued ability to create toolbars that resonate with consumers (which requires that we continue to bundle attractive features, content and services, some of which may be owned by third parties, with quality search services), differentiate our toolbars from those of our competitors (primarily through providing customized toolbars and access to multiple search and other services through our toolbars), market and distribute toolbars directly to consumers in a cost-effective manner and secure cost-effective toolbar distribution arrangements with third parties and through other means, as well as attract advertisers.

        In the case of our destination search websites, we believe that our ability to compete successfully will depend primarily upon the relevance and authority of our search results and other content, the functionality of our various destination search websites and the quality of related content and features and the attractiveness of our services generally to consumers relative to those of our competitors. In the case of the relevance and authority of our search results, our current goal is to differentiate

Ask.com from its competitors through question and answer services that provide accurate, authoritative and direct answers to natural-language questions (in the form of algorithmic search results and/or responses from other Ask.com users). The success of this initiative depends primarily upon our ability to develop a community of Ask.com users with the expertise necessary to provide accurate and authoritative answers to questions, as well as our ability to attract advertisers to this initiative. In the case of the functionality of our various destination search websites and the quality of related content and features, we seek to differentiate ourselves from our competitors by offering users unique search-related features, such as Ask Eraser, which when activated by users who enter search queries on Ask.com, deletes from our servers search queries and related "cookie" and other information used to track internet activity.

  CityGrid Media

        Overview.    CityGrid Media is a media company that operates CityGrid, a leading local content and advertising network through which local business listings, advertising and content are distributed to publishers across web and mobile platforms, as well as consumer-oriented websites Citysearch.com, InsiderPages.com and Urbanspoon.com

        CityGrid.    Through CityGrid, we aggregate local business listings, advertising and content, including editorial and other user-generated content and related information ("CityGrid Advertising"), which we then distribute to websites and mobile applications affiliated with CityGrid. Websites and mobile applications affiliated with CityGrid include third party websites and mobile applications, as well as the websites and applications we own and operate described below (the "CityGrid Properties").

        Owned and Operated Properties.    CityGrid Media also owns and operates Citysearch.com, InsiderPages.com and Urbanspoon.com, websites (and related mobile applications in the case of Citysearch.com and Urbanspoon.com) that connect consumers with local businesses by providing consumers with free access to local business profiles, customized messages from local businesses, reviews and user-generated content and related information. Citysearch.com is a comprehensive directory of local business listings and related information across all verticals of businesses in the United States. InsiderPages.com publishes content regarding professional service providers based in the United States. Urbanspoon.com publishes content focused exclusively on restaurants and dining in North America, the United Kingdom and Australia.

        Advertising Services.    CityGrid Advertising is sold to local businesses through direct sales and resellers. In the case of direct sales, we sell CityGrid Advertising directly to local businesses through field sales teams in major metropolitan areas within the United States, as well as through an in-house national sales team and an online self-enrollment model. CityGrid Advertising is also sold through resellers (third parties with their own independent advertising sales forces). CityGrid Advertising is then published on CityGrid Properties.

        Revenues.    The substantial majority of CityGrid Media revenues are generated through the sale of CityGrid Advertising to local businesses through direct sales and resellers. In the case of direct sales, advertising is sold primarily pursuant to a pay-for-performance-based model. Under this model, local businesses pay CityGrid Media a fee each time their enhanced business listing (or select information from such listing) is viewed on a CityGrid Property or a user calls a metered number to reach a business. In the case of resellers, advertisers pay resellers for CityGrid Advertising, which resellers in turn share the revenues received with CityGrid Media pursuant to a variety of models, the specifics of which vary by reseller and the substantial majority of which have some performance-based element.

        When we publish CityGrid Advertising on our owned and operated properties, we retain all of the revenues (whether generated from direct sales or resellers). When CityGrid Advertising is published and viewed by an end user on a third party CityGrid Property, we share the related revenues we receive with the applicable third party CityGrid Property. Revenues are also generated through our sale of local merchant and national display advertising on our owned and operated properties on a per impression and fixed fee basis.

        Competition.    The markets for local business advertising and content are highly competitive and diverse. We primarily compete with online and offline local and national directories and new online and mobile advertising services and networks. We also face competition from search engines and other site aggregation companies that aggregate our content for display on their websites, which interferes with search engine optimization and marketing efforts designed to drive traffic to CityGrid Properties.

Match

  Overview

        Through the brands and businesses within our Match segment, we are a leading provider of subscription-based and advertiser-supported online personals services in the United States and various jurisdictions abroad. We provide these services through websites that we own and operate in twenty-five countries, in seven languages and on four continents, as well as through our mobile applications. Through Match.com, we also own a 27% interest in Meetic, a European online dating company based in France, and a 50% interest in a venture with Meetic, through which we provide online personals services in certain countries in Latin America. As of December 31, 2010, we collectively provided online personals services to approximately 1.6 million subscribers.

        In April 2010, we entered into an agreement with Yahoo!, pursuant to which Match.com became the exclusive online dating website on Yahoo.com. In February 2010 and February 2011, respectively, we acquired Singlesnet.com and OKCupid.com, two advertiser-supported online personals services in the United States.

  Services

        We primarily provide online personals services through branded websites that we own and operate, including Match.com, Chemistry.com, SeniorPeopleMeet.com, BlackPeopleMeet.com, Singlesnet.com and OKCupid.com. These websites, all of which provide single adults with a private and convenient environment for meeting other single adults, primarily provide online personals services to registered members (those establishing usernames and passwords) and subscribers (those who establish a username and password and pay a subscription fee).

        Within our portfolio of websites, we have both subscription-based and advertising-supported offerings. Our subscription-based websites offer registered members the ability to post a profile and use any related searching and matching tools free of charge, while subscribers have access to enhanced tools and a broader feature set, including the ability to initiate, review or respond to communications from other users. Our subscription programs generally start with a single-month term, with discounts for longer term subscriptions. Our advertiser-supported websites generally provide online personals services with basic functionality without the commitment of a monthly subscription, in some cases making a variety of premium or add-on features available for a fee. We also offer access to our services via mobile phones and other mobile devices through our matchMobile service and other branded mobile applications.

  Marketing

        We market our services through a wide variety of offline and online marketing activities. Our offline marketing activities consist of traditional marketing and business development activities, including television, print, radio and outdoor advertising and related public relations efforts. Our online marketing activities consist primarily of the purchase of banner and other display advertising, targeted

e-mail campaigns and search engine marketing. In addition, we enter into a variety of alliances with third parties who advertise and promote our services. Some alliances are exclusive and some, but not all, contain renewal provisions.

  Revenues

        Our revenues are derived from subscription fees for our subscription-based online personals and related services and online advertising.

  Competition

        The personals business is very competitive and highly fragmented in the United States and abroad and barriers to entry are minimal. We compete primarily with online and offline broad-based personals, dating and matchmaking services (both free and paid), social networking websites, the personals sections of newspapers and magazines, other conventional media companies that provide personals services and traditional venues where singles meet (both online and offline). We also compete with numerous online and offline personals, dating and matchmaking services that cater to specific demographic groups.

        We believe that our ability to compete successfully will depend primarily upon the following factors:

  •
  the size and diversity of our registered member and subscriber bases relative to those of our competitors;

  •
  the functionality of our websites and the attractiveness of their features and our services generally to consumers relative to those of our competitors;

  •
  how quickly we can enhance our existing technology and services and/or develop new features and services in response to:

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

ServiceMagic

  Overview

        ServiceMagic is a leading online marketplace in the United States that connects consumers, by way of patented proprietary technologies, with home and other local service professionals, all of which are pre-screened and the majority of which are customer-rated. When consumers submit a service request through the ServiceMagic marketplace, ServiceMagic generally matches them with up to four members from its network of service professionals, which as of December 31, 2010, consisted of more than 82,000 service professionals in the United States providing services in more than 700 categories, primarily home service-related, ranging from simple home repairs to complete home building and home remodeling projects, as well as other local services, including photography and event planning.

        Through ServiceMagic International, we search for local lead generation business opportunities around the world and made a majority investment in ServiceMagic Europe, which operates businesses in the local lead generation space in France and the United Kingdom, including Travaux.com, a leading French website for consumer information regarding home improvement; 123Devis.com, a French lead generation business with one of the largest networks of tradespeople in France; and 123GetAQuote.co.uk, a leading lead generation platform for home service and trade professionals in the United Kingdom.

  Services

        Through our Market Match service, we generally match consumers with up to four service professionals from our network based upon service requests that specify the type of services desired and the consumer's zip code. Through our Exact Match service, consumers can review service professional profiles and select the service professional that they believe best meets their specific needs. Through Exact Match, we also optimize the placement of service professional profiles in a wide range of marketing vehicles, including the results of local and other search engines and online directories. Our Exact Match service provides a way for service professionals to get broad exposure for their businesses online without having to pay significant up-front fees, build and maintain their own destination websites and develop online marketing expertise. Consumers can also be matched to a service professional by way of 1800Contractor.com, an online directory of our network of service professionals that we own and operate. Consumers that visit this site are ultimately matched to a service professional by way of our Exact Match service or, if a match cannot be made through this service, by way of our Market Match service. We also offer website design and hosting services for our service professionals through our wholly-owned subsidiary, Market Hardware.

        In all cases, if a match is made through our services, consumers are under no obligation to work with service professionals referred by ServiceMagic. In addition, if we are unable to match a consumer with service professionals from our network, we may provide the consumer with contact information concerning service professionals outside of our network.

        In addition to our matching services, consumers may also access our online library of service-related resources, which primarily include articles about home improvement, repair and maintenance, and related tools to assist consumers with the research, planning and management of their projects, and general advice for working with service professionals.

  Marketing

        We market our services to consumers primarily through search engine marketing, as well as through affiliate agreements with third parties. Pursuant to these agreements, third parties agree to advertise and promote our services and the services of our member service professionals on their websites and we agree to pay them a fixed fee when visitors from their websites submit a valid service request through our website (on a cost-per-acquisition basis) or click through to our website (on a cost-per-click basis). We also market our services to consumers through the purchase of paid listings displayed in yellow page directories, portals and contextual home improvement related sites and, to a lesser extent, through traditional offline advertising. We market our services to service professionals through our sales force, which obtains information concerning service professionals through a variety of sources. We also promote online enrollment in our network through search engine marketing, relationships with trade associations and affiliate marketing relationships.

  Revenues

        Our revenues are generated from fees paid by members of our network of service professionals for consumer leads, regardless of whether the service professional that received the lead ultimately provides the requested service, as well as from one-time fees charged upon enrollment and activation of new service professionals in our network. Lead fees vary based upon the service requested, with fees for leads generated through our Exact Match service being greater than those for leads generated through our Market Match service. Our revenues are also generated, to a lesser extent, from fees paid by service professionals for website development and hosting services provided by MarketHardware.

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

Media & Other Businesses

        Our Media & Other segment currently consists primarily of Electus, Connected Ventures, Vimeo, Pronto, Shoebuy and Proust.com. Electus is a multimedia company that seeks to enable media content creators to engage with advertising and technology partners at the inception of the creative process and partner on the finished product across a global and multi-platform distribution model.

        Connected Ventures is a new media network and development company that operates: CollegeHumor Media, a leading online entertainment company targeting a core audience of young males ages eighteen to twenty-four through CollegeHumor.com and other websites; Notional, a production company specializing in the creation of video content for all distribution platforms; and BustedTees.com, an online t-shirt retailer targeting the CollegeHumor Media demographic. Vimeo is a website on which users can upload, share and view video. Pronto owns and operates Pronto.com, a leading comparison search engine, through which consumers can search and compare prices for a wide range of merchandise offered by online retailers.

        Shoebuy, a leading internet retailer of footwear and related apparel and accessories, generally passes purchases made by customers through its various websites on to the relevant vendors for fulfillment and shipping. On Proust.com, users ask and answer questions about the different chapters of their lives, which information is then available online to share with family and friends.

        Through January 2011, we owned and operated The Daily Beast, which was merged with print magazine Newsweek to form a joint venture on February 1, 2011. The Daily Beast is a website dedicated to news and commentary, culture and entertainment that curates and provides existing online content and new works from its own roster of contributors to users free of charge.

        In the case of our Media & Other segment, revenues are generated primarily from merchandise sales, online advertising and content production.

Employees

        As of December 31, 2010, IAC and its subsidiaries employed approximately 3,200 full-time employees. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.

Additional Information

        Company Website and Public Filings.    The Company maintains a website at www.iac.com. Neither the information on the Company's website, nor the information on the website of any IAC business, is incorporated by reference in this report, or in any other filings with, or in any other information furnished or submitted to, the SEC.

        The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

        Code of Ethics.    The Company's code of ethics, as amended in April 2009, applies to all employees (including all executive officers and senior financial officers (including IAC's CFO and Controller)) and directors and is posted on the Company's website at www.iac.com/newiaccodeofethics.pdf. The code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for IAC's executive officers, senior financial officers or directors, will also be disclosed on IAC's website.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "projects," "intends," "plans" and "believes," among others, generally identify forward looking statements. These forward looking statements include, among others, statements relating to: IAC's anticipated financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the various industries in which IAC businesses operate, new products, services and related strategies and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

Risk Factors

Mr. Diller owns a significant percentage of the voting power of our stock and will be able to exercise significant influence over the composition of our Board or Directors, matters subject to stockholder approval and our operations.

        As of January 31, 2011, Mr. Diller owned approximately 4.3 million shares of IAC Class B common stock representing 100% of IAC's outstanding Class B common stock and approximately 33.8% of the total outstanding voting power of IAC. Mr. Diller may acquire additional shares of IAC Class B common stock through the exercise of an exchange right, pursuant to which he may exchange with IAC, on a one-for-one basis, from time to time until September 1, 2011, up to 1.5 million shares of IAC common stock he acquires in the open market or otherwise for shares of IAC Class B common stock currently held in treasury by IAC.

        In addition, under an amended and restated governance agreement among IAC and Mr. Diller, for so long as Mr. Diller serves as IAC's Chairman and Senior Executive, he generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period. While Mr. Diller may not currently exercise this right, no assurances can be given that this right will not become exercisable in the future, and if so, that Mr. Diller will consent to any of the limited matters at such time, in which case IAC would not be able to engage in transactions or take actions covered by this consent right.

        As a result of Mr. Diller's ownership interest, voting power and the contractual rights described above, Mr. Diller currently is in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC's Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC, which could adversely affect the market price of IAC securities.

We depend on our key personnel.

        Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across IAC and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future.

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

        The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements and the efficiency of Google's system in attracting advertisers and serving up paid listings in response to search queries. In addition, Google makes judgments about the relative attractiveness (to the advertiser) of clicks on paid listings from searches performed on our search services and these judgments factor into the amount of revenue we receive. Changes to Google's paid listings network efficiency or its judgment about the relative attractiveness of clicks on paid listings from our search services could have an adverse effect on our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.

        Our paid listing supply agreement requires that we comply with certain guidelines promulgated by Google for the use of its services and that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, specifically, the manner in which these parties drive search traffic to their websites and display Google paid listings within search results. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to (or prohibit certain of) our products, services and/or business practices, which could be costly or otherwise have an adverse effect on our business, financial condition and results of operations. Noncompliance with Google's guidelines by us or third parties to whom we syndicate paid listings could, if not cured, result in Google's suspension of some or all services to our websites or the websites of our third party partners, the imposition of additional restrictions on our ability to syndicate paid listings or the termination of the paid listing supply agreement by Google.

        The termination of the paid listing supply agreement by Google or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. In addition, our inability to obtain a renewal of our agreement with Google with substantially comparable economic and other terms upon the expiration of our current agreement could have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate paid listings provider (or if an alternate were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.

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

        Small and local businesses with which we do business are particularly sensitive to these events and trends, given that they are not as well situated to weather adverse economic conditions as their larger competitors, which are generally better capitalized and have greater access to credit. In the recent past, adverse economic conditions have caused, and if such conditions were to recur in the future they could cause, decreases and/or delays in advertising expenditures, which would reduce our revenues and adversely affect our business, financial condition and results of operations.

Our success depends upon the continued growth and acceptance of online advertising, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the internet.

        Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with traditional media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the online advertising market. We believe that the continued growth and continued acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting), the continued growth in commercial use of the internet (particularly abroad), the extent to which software programs that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, or any decrease in the effectiveness and value of online advertising (whether due to the passage of laws requiring additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.

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

        For example, we have entered into, and expect to continue to enter into, agreements to distribute our toolbars and search boxes to users through third parties. These agreements are generally not exclusive, are short term in nature and are terminable by either party upon notice. Our inability to enter into new (or renew existing) agreements to distribute our toolbars and search boxes through third parties for any reason would result in decreases in traffic, queries and advertising revenues, which could have an adverse effect on our business, financial condition and results of operations.

        In addition, in the case of the businesses within our Match segment, we have entered into a number of arrangements with third parties to drive traffic to our online personals websites. Pursuant to these arrangements, third parties generally promote our services on their websites and we either pay a fixed fee when visitors to these websites click through to or register on our online personals websites or pay a percentage of revenue we receive from such visitors who pay us subscription fees. These arrangements are generally not exclusive, are short term in nature and are terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with third parties in response to industry trends, our business, financial condition and results of operations could be adversely affected.

        In the case of our ServiceMagic business, our ability to drive traffic depends, in part, on the nature and number of service professionals who are members of our service provider network. While these professionals are required to agree that they will operate in accordance with our terms and conditions, we do not enter into long term contracts with them. In addition, a significant number of our service professionals are sole proprietorships and small businesses, which are particularly sensitive to adverse economic conditions, such as constrained liquidity and decreases in consumer spending. As a result, our network of service professionals may experience turnover from time to time, which if significant or recurring over a prolonged period, could result in a decrease in traffic to ServiceMagic.com and increased costs, all of which could adversely affect our business, financial condition and results of operations.

        Even if we succeed in driving traffic to our properties, we may not be able to convert this traffic or otherwise retain users and customers unless we continue to provide quality products and services. We may not be able to adapt quickly and/or in cost-effective manner to frequent changes in user and customer preferences, which can be difficult to predict, or appropriately time the introduction of enhancements and/or new products or services to the market. Our inability to provide quality products and services would adversely affect user and customer experiences, which would result in decreases in users, customers and revenues, which would adversely affect our business, financial condition and results of operations.

        As discussed below, our traffic building and conversion initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new products, services and enhancements, infrastructure and other related efforts.

Marketing efforts designed to drive traffic to our various websites may not be successful or cost-effective.

        Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords), online display advertising and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective. In the case of our search engine marketing efforts, our failure to respond successfully to rapid and frequent changes in the pricing and operating dynamics of search engines could adversely affect the placement of paid listings that appear in response to keywords we purchase, as well as adversely affect the pricing of online advertising we purchase generally, which would increase our costs. In the case of paid advertising generally, the policies of sellers and publishers of advertising may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.

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

        The e-commerce industry is characterized by evolving industry standards, coupled with frequent and related new product and service introductions and enhancements. The development of new product and service introductions and enhancements in response to evolving industry standards requires significant time and resources and we may not be able to adapt quickly enough (and/or in a cost-effective manner) to these changes or appropriately time the introduction of new products, services and enhancements to the market and our failure to do so could adversely affect our business, financial condition and results of operations.

        The continued widespread adoption of new internet and telecommunications technologies and devices or other technological changes could require us to modify or adapt our services or infrastructures and our failure to do so could render our existing websites, services and proprietary technologies obsolete, which could adversely affect our business, financial condition and results of operations. For example, user and usage volumes on mobile devices continue to increase relative to those of personal computers. The lower resolution, functionality, display limitations and memory associated with mobile devices could make the use of our various services through these devices difficult. While we have developed mobile versions of certain of our services, we have limited experience with these applications and they may not be compelling to users. Furthermore, existing agreements across our business may need to be amended to cover the provision of our services on mobile devices, which the counterparties may be unwilling to do.

        Furthermore, in the case of certain of our search services, third parties have introduced (and continue to introduce) new technologies. applications and policies that may interfere with the ability of our users to access or utilize some of our services generally or otherwise make users less likely to use our services (such as through the introduction and features and/or processes that make the access and use of our services cumbersome relative to those of our competitors). For example, third parties have introduced technologies and applications that prevent users from downloading toolbars generally and/or have features and policies that significantly lessen the likelihood that users will download our toolbars and that previously downloaded toolbars will remain in active use, such as features that interfere with the functionality of search boxes embedded within our toolbars and the maintenance of home page and other settings previously selected by users. Third parties have also introduced technologies and applications that are either not compatible with (or otherwise interfere with) the "search assistant" function embedded within our toolbars, pursuant to which our toolbars generate search results for users that receive "DNS," "404" and other errors in response to search queries entered into search boxes embedded within our toolbars or the address bar of their web browsers. These technologies and applications adversely impact our ability to generate search queries through our toolbars, which in turn adversely impacts our revenues. Our failure to successfully modify our toolbars in a cost-effective manner in response to the introduction and adoption of these new technologies and applications could adversely affect our business, financial condition and results of operations.

Our estimated income taxes could be materially different from income taxes that we ultimately pay.

        We are subject to income taxes in both the United States and numerous jurisdictions abroad. Significant judgment and estimation is required in determining our provision for income taxes and related matters. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determinations are uncertain or otherwise subject to interpretation. Our determination of our tax liability is always subject to review by applicable tax authorities and we are currently subject to audits in a number of jurisdictions. Although we believe our tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have a an adverse effect on our financial condition and results of operations.

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

        Operating abroad, where we have limited experience, exposes us to additional risks. For example, we may experience difficulties in managing operations due to distance, language and cultural differences, including issues associated with the establishment of management systems and infrastructures, the staffing of foreign operations, exchange rate fluctuations and online privacy and protection of personal information. Our success in international markets will also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms, given that we could encounter significant barriers to entry in connection with expansion efforts outside of these arrangements.

A variety of new laws, or new interpretations of existing laws, could subject us to claims or otherwise harm our business.

        We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort and can subject us to claims or other remedies. Some of these laws, such as income, sales, use, value-added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the type of businesses in which we are engaged. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. Laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims could be threatened and filed under both U.S. and foreign law for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our products and services, or content generated by us and our users.

        In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Those of our businesses that mention or otherwise incorporate copyrighted material into the content they produce also rely on fair use principles, which allow limited use of copyrighted materials without having to obtain the consent of the copyright holder, provided we satisfy certain legal criteria. Also, the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. We face similar risks and costs as our products, services and content are offered in international markets and may be subject to additional regulations.

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

        We receive, transmit and store a large volume of personally identifiable information and other user data in connection with the processing of search queries, the provision of online services, transactions with users and customers and advertising on our websites. The sharing, use, disclosure and protection of this information are governed by the respective privacy and data security policies maintained by our various businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

        There are currently pending several bills in the U.S. Congress, which if passed could result in more onerous requirements regarding the manner in which certain personally identifiable information and other user data will need to be stored and managed. Additionally, the U.S. Federal Trade Commission released a staff report in December 2010 in which it proposed a new framework for addressing commercial use of consumer data. We could be adversely affected if legislation or regulations are expanded to require changes in the practices and/or privacy policies of our various businesses, which could be costly to implement, or if governing jurisdictions interpret or implement their legislation or regulations in ways that otherwise negatively affect our business, financial condition and results of operations.

        As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by our businesses. Also, we cannot guarantee that our security measures will prevent security breaches. The failure of any of our businesses, or their various third party vendors and service providers, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could adversely affect our business, financial condition and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success. For example, the businesses within our principal reporting segments, our Search, Match and ServiceMagic reporting segments, rely heavily upon their trademarks (primarily Ask.com, our various toolbar brands, Match.com and ServiceMagic.com and related domain names and logos), through which they market their products and services and seek to build and maintain brand loyalty and recognition. So long as these businesses continue to use these trademarks to identify their products and services and renew related trademarks upon their expiration, they will continue to have related trademark protections indefinitely under current trademark laws, rules and regulations.

        The businesses within our Search segment also rely heavily upon trade secrets, primarily search algorithms through which organic search results are generated. To a lesser extent, these businesses also rely upon patented and patent-pending proprietary technologies and processes, primarily those relating to search-related products and services, with expiration dates for patented technologies ranging from 2017 to 2027, and copyrighted material, primarily emoticons, characters and other content that is incorporated into, and used in connection with the marketing of, toolbars generally.

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

        To succeed, our systems and infrastructure must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or that prevent us from providing services, which could adversely affect our business. Moreover, as traffic to our various websites increases and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructure and technologies generally to facilitate this growth. If we do not do so or if we experience inefficiencies and/or operational failures in connection with these efforts, users, customers and third parties with whom we do business may not be able to access our services on an intermittent or prolonged basis and the quality of their experiences could be adversely affected. Moreover, even if we do not encounter any inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business may not make the changes to their systems, infrastructure and technology needed in order to access our services on a timely basis, if at all. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

        We also rely on third party computer systems, data centers, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate and process certain transactions with customers. Any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide services and/or process certain transactions with customers. Furthermore, data security breaches (as a result of the actions of hackers or otherwise), fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions may damage or interrupt computer, data, broadband or other communications systems at any time. Any event of this nature could cause system interruption, delays and loss of critical data, and could prevent us from providing services to users and customers. While we have backup systems for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

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

        On July 5, 2005, the plaintiffs in the related shareholder suits filed a consolidated shareholder derivative complaint. The defendants were IAC (as a nominal defendant) and sixteen current or former officers or directors of the Company or its former Expedia travel business. The complaint, which was based upon factual allegations similar to those in the securities class action, purported to assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of Section 14(a) of the Exchange Act and contribution and indemnification. The complaint sought an order voiding the election of the Company's then current Board of Directors, as well as damages in an unspecified amount, various forms of equitable relief, restitution and disgorgement of remuneration received by the individual defendants from the Company.

        On September 15, 2005, IAC and the other defendants filed motions to dismiss both the securities class action and the shareholder derivative suits, which motions the plaintiffs opposed. On October 12, 2006, the court heard oral argument on the motions. On March 22, 2007, the court issued an opinion and order: (i) granting the defendants' motion to dismiss the complaint in the securities class action, with leave to replead; and (ii) granting the defendants' motion to dismiss the complaint in the shareholder derivative suits, with prejudice.

        On April 24, 2007, the plaintiffs in the shareholder derivative suits filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the district court's order of dismissal. On consent of the parties, the appeal was later withdrawn from active consideration by the court of appeals. In addition, the plaintiffs stipulated that they would abandon their appeal if the district court were to dismiss with prejudice the second amended complaint in the securities class action (as described below).

        On May 15, 2007, the plaintiffs in the securities class action filed a second amended complaint. The new pleading continued to allege that the defendants failed to disclose material information concerning problems at the Company's then-travel businesses and to assert the same legal claims as its predecessor. On August 15, 2007, the defendants filed a motion to dismiss the second amended complaint, which motion the plaintiffs opposed. On March 19, 2010, the district court issued a memorandum opinion and order granting the defendants' motion and dismissing the second amended complaint with prejudice. Judgment was entered on March 20, 2010 and the plaintiffs did not appeal.

        On April 1, 2010, as a result of the district court's ruling, the plaintiffs' appeal from the dismissal of the complaint in the two related consolidated shareholder derivative suits was dismissed with prejudice on consent.

Item 4.    Removed and Reserved.

        Former Item 4, Submission of Matters to a Vote of Security Holders, has been removed and reserved in compliance with Form 10-K.

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

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$30.96	$25.08
Third Quarter	27.09	21.47
Second Quarter	24.11	20.25
First Quarter	24.47	20.01
Year Ended December 31, 2009
Fourth Quarter	$20.97	$18.70
Third Quarter	21.28	15.58
Second Quarter	17.15	14.85
First Quarter	16.52	13.23

        As of February 22, 2011, there were approximately 2,000 holders of record of the Company's common stock and the closing price of IAC common stock on NASDAQ was $31.16. Because many of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders.

        As of February 22, 2011, there was one holder of record of the Company's Class B common stock. IAC has paid no cash dividends on its common stock or Class B common stock to date and does not anticipate paying cash dividends on its common stock or Class B common stock in the immediate future.

        During the quarter ended December 31, 2010, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock pursuant to previously announced repurchase authorizations during the quarter ended December 31, 2010. As of January 28, 2011, approximately 7.2 million shares of common stock remained available for repurchase under the Company's previously announced February 2010 repurchase authorization. The Company may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        As discussed in "Item 1—Business—Equity Ownership and Vote" and "Item 8—Consolidated Financial Statements and Supplementary Data—Note 11,"on December 1, 2010, by way of the IAC-Liberty Exchange, IAC acquired 8,510,500 shares of Class B common stock and 4,169,499 shares of common stock.

Item 6.    Selected Financial Data

        The following selected financial data for the five years ended December 31, 2010 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Statement of Operations Data(1):
Revenue	$1,636,815	$1,346,695	$1,410,078	$1,301,969	$972,961
Operating income (loss)	49,795	(1,037,987)	(44,254)	(67,515)	(104,385)
(Loss) earnings from continuing operations, net of tax	(9,393)	(956,473)	141,935	1,051	(23,122)
Earnings (loss) from discontinued operations, net of tax	103,745	(23,439)	(306,096)	(149,681)	209,420
Net earnings (loss) attributable to IAC shareholders	99,359	(978,822)	(156,201)	(144,069)	187,065
(Loss) earnings per common share from continuing operations attributable to IAC shareholders
Basic	(0.04)	(6.89)	1.07	0.04	(0.15)
Diluted	(0.04)	(6.89)	1.04	0.04	(0.15)
Balance Sheet Data at December 31:
Cash and cash equivalents	$742,099	$1,245,997	$1,744,994	$1,585,302	$1,428,140
Marketable securities	563,997	487,591	125,592	326,788	897,742
Total assets	3,439,554	4,015,889	5,251,320	12,590,802	13,243,156
Long-term obligations, net of current maturities	95,844	95,844	95,844	834,542	837,048
Redeemable noncontrolling interests	59,869	28,180	22,771	32,880	24,212
Shareholders' equity	2,430,933	3,127,826	4,427,536	8,583,662	8,739,474

(1)
We recognized items that affected the comparability of results for the years 2010, 2009 and 2008, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

        IAC is a leading internet company with more than 50 brands serving consumer audiences across more than 30 countries…our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Search segment; its Match and ServiceMagic segments; the businesses comprising its Media & Other segment; as well as investments in unconsolidated affiliates.

Results

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands).

	Years Ended December 31,
	2010	Growth	2009	Growth	2008
Revenue:
Search	$837,134	23%	$681,781	(9)%	$753,075
Match	400,723	17%	342,598	(6)%	365,505
ServiceMagic	181,423	16%	155,813	26%	123,914
Media & Other	219,896	30%	168,787	(7)%	182,116
Inter-segment elimination	(2,361)	(3)%	(2,284)	84%	(14,532)

Total	$1,636,815	22%	$1,346,695	(4)%	$1,410,078

	Years Ended December 31,
	2010	Growth	2009	Growth	2008
Operating Income (Loss):
Search	$112,867	NM	$(980,231)	NM	$106,085
Match	115,367	36%	84,655	12%	75,490
ServiceMagic	16,448	23%	13,383	(44)%	23,983
Media & Other	(47,539)	(115)%	(22,061)	50%	(44,180)
Corporate	(147,348)	(10)%	(133,733)	35%	(205,632)

Total	$49,795	NM	$(1,037,987)	(2,246)%	$(44,254)

	Years Ended December 31,
	2010	Growth	2009	Growth	2008
Operating Income Before Amortization:
Search	$125,549	37%	$91,615	(37)%	$144,940
Match	122,057	30%	94,124	3%	91,266
ServiceMagic	18,165	(15)%	21,286	(19)%	26,244
Media & Other	(12,009)	39%	(19,699)	22%	(25,334)
Corporate	(64,183)	2%	(65,465)	46%	(120,942)

Total	$189,579	56%	$121,861	5%	$116,174

        Refer to Note 14 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to operating income (loss).

Sources of Revenue

        Substantially all of the revenue from our Search segment is derived from online advertising, with the majority of this revenue attributable to our paid listing supply agreement with Google Inc. ("Google"). The revenue earned from our Match segment is derived from subscription fees for its subscription-based online personals services and online advertising. ServiceMagic's revenue is derived from fees paid by members of its network of service professionals for consumer leads, regardless of whether the service professional that receives the lead ultimately provides the requested service, as well as from one-time fees charged upon enrollment and activation of new service professionals in its network. The revenue earned by the Media & Other segment includes merchandise sales, online advertising and content production.

Strategic Partnerships, Advertiser Relationships and Online Advertising Spend

        Our various businesses provide supplier partners with important customer acquisition channels and we believe that the ability of our supplier partners to reach a large qualified audience through our services is a significant benefit. While we aim to build and maintain strong relationships with our supplier partners, we may not succeed in these efforts and there is always the risk that certain supplier partners may not make their products and services available to us in the future.

        A significant component of the Company's revenue is attributable to a paid listing supply agreement with Google, which expires on December 31, 2012. The termination of the paid listing supply agreement by Google or the failure of Google to perform its obligations under the agreement would have an adverse effect, which could be material, on our business, financial condition and results of operations. In addition, our inability to obtain a renewal of our agreement with Google with substantially comparable economic and other terms upon the expiration of our current agreement could have an adverse effect, which could be material, on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate paid listings provider (or if an alternate were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenue, which could have a material adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2010, 2009 and 2008, revenue earned from Google was $727.9 million, $561.9 million and $610.7 million, respectively. The majority of this revenue is earned by the businesses comprising the Search segment.

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

        We pay traffic acquisition costs which consist of payments made to partners who distribute our toolbars, integrate our paid listings into their websites or direct traffic to our websites. We also pay to market and distribute our services on third party distribution channels, such as internet portals and search engines. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, which compete with those we offer.

        The cost of acquiring new consumers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases.

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Results

Revenue

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Revenue	$1,636,815	22%	$1,346,695	(4)%	$1,410,078

        Revenue in 2010 increased $290.1 million from 2009 primarily as a result of revenue increases of $155.4 million from Search, $58.1 million from Match, $51.1 million from Media & Other and $25.6 million from ServiceMagic. Revenue reflects double digit growth across all segments. The increase from Search reflects growth in queries from distributed and proprietary toolbars and destination websites. The increase in revenue from Match reflects strong growth from the domestic business, including the combined contribution from People Media, acquired July 13, 2009, and Singlesnet, acquired March 2, 2010, partially offset by a decrease in revenue due to the sale of Match Europe to Meetic, on June 5, 2009. Also contributing to the increase in revenue from Match is the impact of Match's venture with Meetic in Latin America, which was formed March 10, 2010. The increase in revenue from Media & Other was driven by the contribution from Notional and Electus, which were not in the full prior year period, and growth at Pronto, Shoebuy, CollegeHumor and Vimeo. The increase in revenue from ServiceMagic was primarily due to an increase in accepted domestic service requests driven primarily by increased marketing efforts and a more active service provider network.

        Revenue in 2009 decreased $63.4 million from 2008 primarily as a result of revenue decreases of $71.3 million from Search and $22.9 million from Match, partially offset by an increase of $31.9 million from ServiceMagic. The decrease from Search was driven by a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. Partially offsetting this decline is the continued growth in partners and queries at the toolbar business and the favorable impact in 2009 from the acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008. The decrease in revenue at Match was driven by the sale of Match Europe to Meetic, partially offset by the favorable impact from the acquisition of People Media and solid growth in the U.S. business. The increase in revenue from ServiceMagic was primarily due to a more active service provider network resulting in a 25% increase in the number of times service requests were accepted by a service professional and a shift in the mix of requests to higher value service requests driven, in part, by increased marketing efforts.

Cost of Revenue

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Cost of revenue	$593,816	38%	$429,849	(6)%	$456,950
As a percentage of total revenue	36%	436 bp	32%	(49) bp	32%

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

        Cost of revenue in 2010 increased $164.0 million from 2009 primarily due to increases of $121.6 million from Search, $27.7 million from Media & Other and $10.3 million from Match. The increase in cost of revenue from Search was primarily due to an increase of $108.5 million in traffic acquisition costs related to an increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year due to an increase in the proportion of revenue from distributed toolbars and other arrangements with third parties who direct traffic to our websites, as well as a shift in partner mix to partners carrying higher traffic acquisition costs. Cost of revenue from Media & Other increased due to Notional, which is not in the full prior year period, The Daily Beast and an increase of $6.0 million in the cost of products sold at Shoebuy due to increased sales. The increase in cost of revenue from Match was primarily due to the acquisitions of People Media and Singlesnet and the formation of the Latin America venture, partially offset by the sale of Match Europe to Meetic.

        Cost of revenue in 2009 decreased $27.1 million from 2008 primarily due to decreases of $20.7 million from Match and $6.5 million from Media & Other. The decrease in cost of revenue from Match was primarily due to a decrease of $20.0 million in traffic acquisition costs resulting primarily from the sale of Match Europe and the impact of more favorable economic terms under agreements with certain distribution partners. Cost of revenue from Media & Other decreased primarily due to the sale of ReserveAmerica on January 31, 2009, partially offset by The Daily Beast, as well as an increase of $3.0 million in the cost of products sold at Shoebuy due to increased sales.

Selling and marketing expense

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Selling and marketing expense	$492,206	6%	$463,439	4%	$444,571
As a percentage of total revenue	30%	(434) bp	34%	288 bp	32%

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

        Selling and marketing expense in 2010 increased $28.8 million from 2009 primarily due to increases of $21.0 million from ServiceMagic, $15.1 million from Match and $7.0 million from Media & Other, partially offset by a decrease of $13.4 million from Search. The increase in selling and marketing expense from ServiceMagic is due to increases of $14.0 million and $7.0 million in marketing and compensation and other employee-related costs, respectively. The increase in compensation and other employee-related costs from ServiceMagic is primarily due to the expansion of its sales force. The increase in selling and marketing expense from Match is primarily due to an increase of $13.3 million in advertising and promotional expenditures related primarily to a new advertising agreement entered into during the second quarter of 2010 with Yahoo! Inc. ("Yahoo"), as well as from the impact of the acquisitions of People Media and Singlesnet and the formation of the Latin America venture, partially offset by the sale of Match Europe to Meetic. Selling and marketing expense from Media & Other increased primarily due to higher online marketing costs at Pronto and advertising and promotional expenditures related to Vimeo's 2010 video festival. Partially offsetting these factors is a decrease from Search primarily due to lower advertising and promotional expenditures of $7.2 million, as the prior year included expenditures associated with the NASCAR partnership and an ad campaign to rebrand the Ask Jeeves UK website, as well as a decrease in compensation and other employee-related costs at CityGrid Media, due in part, to a decrease in average headcount.

        Selling and marketing expense in 2009 increased $18.9 million from 2008 primarily due to an increase of $25.1 million from ServiceMagic, partially offset by a decrease of $10.2 million from Match. The increase in selling and marketing expense from ServiceMagic is primarily due to an increase of $19.8 million in advertising and promotional expenditures associated with online marketing and an increase of $5.2 million in compensation and other employee-related costs due primarily to the expansion of its sales force. The growth in service requests during the year from paid channels outpaced the growth in free requests as a result of the increase in online marketing. Partially offsetting these increases in selling and marketing expense is lower advertising and promotional expenditures of $7.8 million from Match. This decrease is due primarily to the sale of Match Europe, partially offset by an increase in online marketing.

General and administrative expense

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
General and administrative expense	$316,500	12%	$282,393	(19)%	$346,623
As a percentage of total revenue	19%	(163) bp	21%	(361) bp	25%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2010 increased $34.1 million from 2009 primarily due to increases of $12.4 million from corporate, $10.5 million from Media & Other, $5.6 million from ServiceMagic and $5.5 million from Search. General and administrative expense from corporate increased primarily due to an increase of $10.3 million in non-cash compensation expense and $5.3 million of transaction expenses in the current year related to the exchange of substantially all of Liberty Media Corporation's ("Liberty") equity stake in IAC, partially offset by lower salary expense. On December 1, 2010, the Company entered into a stock exchange agreement with Liberty. Under the agreement, Liberty agreed to exchange with IAC 4.3 million shares of common stock and 8.5 million shares of Class B common stock, which were valued at $364.2 million based on the closing price of IAC common stock on December 1, 2010, for Evite, Gifts.com and IAC Advertising Solutions and

$217.9 million in cash (referred to herein as the "Liberty Exchange"). The increase in non-cash compensation expense is primarily related to an increase in expense attributable to awards granted subsequent to the second quarter of 2009, partially offset by awards having become fully vested. The increase in general and administrative expense from Media & Other is principally due to Electus and Notional, which were not in the full prior year period, as well as increased operating expenses associated with Vimeo, partially offset by the cost savings related to certain businesses that have been sold or shutdown. General and administrative expense at ServiceMagic increased primarily due to higher compensation and other employee-related costs. The increase in general and administrative expense from Search is primarily due to an increase in compensation and other employee-related costs at our toolbar business and employee termination costs associated with the Ask.com restructuring, partially offset by a decrease in litigation related expenses.

        General and administrative expense in 2009 decreased $64.2 million from 2008 primarily due to a decrease of $66.1 million from corporate. The decrease from corporate is primarily due to the inclusion in 2008 of $42.0 million in expenses related to the Spin-Off, as well as a decrease in the current year in compensation and other employee-related costs, including stock-based compensation. The decrease in non-cash compensation of $16.4 million reflects the impact in 2008 of the acceleration and modification of certain equity awards associated with the Spin-Off.

Product development expense

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Product development expense	$65,097	13%	$57,843	(9)%	$63,817
As a percentage of total revenue	4%	(32) bp	4%	(23) bp	5%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2010 increased $7.3 million from 2009 primarily due to increases of $3.3 million from Match and $2.3 million from Search. Contributing to the increase in product development expense at Match is an increase in compensation and other employee-related costs driven by growth in headcount related to recent acquisitions. The increase in product development expense from Search is primarily due to the inclusion in the current year of employee termination costs associated with the Ask.com restructuring.

        Product development expense in 2009 decreased $6.0 million from 2008 primarily due to a decrease of $4.9 million in compensation and other employee-related costs from Search which is due in part to a decrease of 7% in average headcount at IAC Search & Media and an increase in costs being capitalized in 2009 related to IAC Search & Media's product offerings and related technology.

Depreciation

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Depreciation	$63,897	4%	$61,391	(9)%	$67,716
As a percentage of total revenue	4%	(65) bp	5%	(24) bp	5%

        Depreciation in 2010 increased $2.5 million from 2009 primarily due to the write-off of certain capitalized software costs associated with the Ask.com restructuring.

        Depreciation in 2009 decreased $6.3 million from 2008 primarily due to certain fixed assets becoming fully depreciated, partially offset by the incremental depreciation associated with capital expenditures made during 2009 and 2008.

Operating Income Before Amortization

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Operating Income Before Amortization	$189,579	56%	$121,861	5%	$116,174
As a percentage of total revenue	12%	253 bp	9%	81 bp	8%

        Operating Income Before Amortization in 2010 increased $67.7 million from 2009 primarily due to increases of $33.9 million and $27.9 million from Search and Match, respectively, and reduced losses of $7.7 million at Media & Other. The increase in Operating Income Before Amortization reflects higher revenue across these segments, as well as lower marketing costs from Search, a reduction in acquisition related expenses from Match and cost savings related to certain businesses that have been sold or shutdown and the profit participations related to our interests in Reveille from Media & Other.

        Operating Income Before Amortization in 2009 increased $5.7 million from 2008 primarily due to a decrease of $55.5 million in corporate expenses due in part to the inclusion in 2008 of $42.0 million in expenses related to the Spin-Off and a decrease in compensation and other employee-related costs. Partially offsetting these increases in Operating Income Before Amortization is a decrease of $53.3 million from Search resulting primarily from lower overall revenue and higher traffic acquisition costs as a percentage of revenue.

Operating income (loss)

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Operating income (loss)	$49,795	NM	$(1,037,987)	(2,246)%	$(44,254)
As a percentage of total revenue	3%	NM	(77)%	(7,394) bp	(3)%

        Operating income in 2010 increased $1.1 billion from 2009 primarily due to a decrease of $888.8 million in goodwill impairment charges described below and an increase of $67.7 million in Operating Income Before Amortization described above. Further contributing to the increase in operating income are decreases of $16.8 million in amortization of intangibles, exclusive of the impairment charges noted below, and $15.9 million in amortization of non-cash marketing, partially offset by an increase of $14.2 million in non-cash compensation expense. The decrease in amortization of intangibles is primarily due to a decrease at Search, partially offset by an increase at Match relating to the acquisition of Singlesnet and its venture formed with Meetic in Latin America. The amortization of non-cash marketing referred to in this report consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE. The increase in non-cash compensation expense is primarily related to an increase in expense attributable to awards granted subsequent to the second quarter of 2009, partially offset by awards having become fully vested.

        As of December 31, 2010, there was $137.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.

        In connection with the Company's annual impairment assessment in the fourth quarter of 2010, the Company identified and recorded impairment charges at the Media & Other segment related to the write-down of the goodwill and intangible assets of Shoebuy of $28.0 million and $4.5 million, respectively, and at the Search segment related to the write-down of an indefinite-lived intangible asset of IAC Search & Media of $11.0 million. The goodwill and indefinite-lived intangible asset impairment charges at Shoebuy reflect expectations of lower revenue and profit performance in future years due to Shoebuy's 2010 fourth quarter revenue and profit performance, which is its seasonally strongest quarter. The indefinite-lived intangible asset impairment charge at IAC Search & Media is primarily due to lower future revenue projections associated with a trade name and trademark based largely upon the impact of 2010's full year results. In the fourth quarter of 2009, the Company identified and recorded impairment charges at the Search segment related to the write-down of the goodwill and intangible assets of IAC Search & Media of $916.9 million and $128.3 million, respectively. The impairments reflected lower projections for revenue and profits at IAC Search & Media in future years that reflected the Company's consideration of industry growth rates, competitive dynamics and IAC Search & Media's operating strategies and the impact of these factors on the fair value of IAC Search & Media and its goodwill and intangible assets. In the fourth quarter of 2008, the Company identified and recorded impairment charges related to the write-down of the goodwill and indefinite-lived intangible assets of Connected Ventures, which is included in the Media & Other segment, of $11.6 million and $3.4 million, respectively, and the indefinite-lived intangible assets of the Search segment of $9.2 million. The impairment at Connected Ventures resulted from the Company's assessment of its future profitability. The impairment at the Search segment primarily resulted from the decline in revenue and profitability at IAC Search & Media's Excite, iWon and MyWay portals businesses. The intangible asset impairment charges are included in amortization of intangibles in the accompanying consolidated statement of operations. The intangible asset impairment charges were determined by comparing the fair values of the respective reporting unit's intangible assets with the carrying values. The goodwill impairment charges were determined by comparing the implied fair value of the respective reporting unit's goodwill with the carrying value. Fair values were determined using discounted cash flow analyses.

        Operating loss in 2009 increased $993.7 million from 2008 primarily due to the impairment charges described above. Partially offsetting this increase in operating loss is an increase of $5.7 million in Operating Income Before Amortization described above and the decreases of $15.7 million in non-cash compensation expense, $4.1 million in amortization of non-cash marketing and $1.7 million in amortization of intangibles, exclusive of the impairment charges described above. The decrease in non-cash compensation expense is primarily due to the expense in the prior year related to the acceleration and modification of certain equity awards associated with the Spin-Off.

Other income (expense)

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Other income (expense):
Interest income	$6,517	(36)%	$10,218	(59)%	$24,750
Interest expense	(5,404)	(7)%	(5,823)	(82)%	(32,363)
Equity in (losses) income of unconsolidated affiliates	(25,676)	83%	(14,014)	NM	16,640
Gain on sales of long-term investments	3,989	(86)%	28,835	(92)%	381,099
Other (expense) income, net	(6,535)	NM	71,772	NM	(234,632)

        Interest income in 2010 decreased $3.7 million from 2009 primarily due to the impact of lower average investment balances and lower average interest rates.

        Equity in losses of unconsolidated affiliates in 2010 increased $11.7 million from 2009 primarily due to an $18.3 million impairment charge to write-down the Company's investment in The HealthCentral Network, Inc. ("HealthCentral") to fair value. The decline in value was determined to be other-than-temporary due to HealthCentral's continued losses and negative operating cash flows, which are due, in part, to macroeconomic and industry specific factors. The valuation of our investment in HealthCentral reflects the Company's assessment of these factors. The Company estimated the fair value of its investment in HealthCentral using a multiple of revenue approach in the context of a different valuation environment than that which prevailed when our initial investment was made. Equity in (losses) income of unconsolidated affiliates also includes reduced losses related to the Company's investment in Meetic due, in part, to a decrease in amortization of intangibles.

        Gain on sale of long-term investments in 2010 represents a gain of $4.0 million related to the sale of our remaining shares of OpenTable.

        Other expense in 2010 of $6.5 million is primarily due to a $7.8 million impairment charge related to the Company's cost method investment in Zip Express Installation ("Zip"). The impairment charge was determined to be other-than-temporary due to Zip's inability to achieve its 2010 cash flow forecast during its seasonally strongest fourth quarter and the Company's assessment that Zip would be unable to continue to operate without new outside funding.

        Interest income in 2009 decreased $14.5 million from 2008 primarily due to the impact of lower average interest rates resulting, in part, from a reallocation of investments during the second half of 2008 into lower risk and lower yield treasury and government agency funds, partially offset by higher average investment balances throughout the year. Interest expense in 2009 decreased $26.5 million from 2008 as the average amount of debt outstanding during the year decreased due to the extinguishment of $734.2 million of the Senior Notes.

        Equity in (losses) income of unconsolidated affiliates in 2009 decreased $30.7 million from 2008 primarily due to the inclusion in 2008 of $29.8 million related to the equity in earnings of our former investment in Jupiter Shop Channel Co., Ltd. ("Jupiter Shop"), a Japanese TV shopping company, and a loss of $5.5 million from the Company's investment in Meetic, which is not in the 2008 period. The loss from the investment in Meetic is due to the write-off of Meetic's deferred revenue and the amortization of intangibles, required by purchase accounting rules. Equity in (losses) income of unconsolidated affiliates in 2008 included a $5.5 million impairment charge to write-down an equity method investment to its fair value. The decline in value was determined to be other-than-temporary due to the equity method investee's operating losses, negative operating cash flow and the resulting need for changes to the investee's existing business model. The resulting valuation of the investee also reflected the assessment of market conditions and the investee's ability to successfully restructure.

        Gain on sales of long-term investments in 2009 of $28.8 million primarily represents a gain of $39.6 million related to the Company's sale of 2.0 million shares of OpenTable. Partially offsetting this gain is a loss of $12.3 million related to the Company's sale of 5.5 million shares of Arcandor AG ("ARO") stock, which the Company received as part of the consideration for the sale of HSE in June 2007; the Company also received a contingent value right ("CVR") in conjunction with the sale of HSE.

        Other income in 2009 of $71.8 million is primarily due to a $132.2 million gain related to the June 5, 2009 sale of Match Europe to Meetic. In exchange for its European operations, Match received a 27% stake in Meetic. Partially offsetting the increase in other income in 2009 are charges of $58.1 million and $4.6 million related to the write-down of the CVR and the impairment of the Company's shares of ARO stock, respectively. ARO filed for insolvency on June 9, 2009. The write-down related to the CVR was based upon the Company's assessment of the value that it expects to recover from the insolvency proceedings. The impairment charge related to the ARO stock was based on the Company's conclusion that the decline in ARO's stock price was other-than-temporary due, in part, to ARO's insolvency filing.

        Gain on sales of long-term investments in 2008 represents a gain of $352.0 million on the sale of the Company's investment in Jupiter Shop and a gain of $29.1 million associated with the sale of the Company's preferred investment in Points International, Ltd. ("Points"). On December 8, 2008 the Company sold its 30% equity stake in Jupiter Shop for $493.3 million.

        Other expense in 2008 of $234.6 million is primarily due to the impairment charges of $166.7 million and $13.3 million related to the Company's investment in ARO, and certain other investments, respectively. The impairment charge resulted from the Company's conclusion that the decline in the value of the investment in ARO was other-than-temporary due to the significant decline in, and the Company's assessment of the near-to-medium term prospects for a recovery of, the ARO stock price. Other expense in 2008 also reflects a $63.2 million loss on the extinguishment of $734.2 million of the Senior Notes.

Income tax provision

        In 2010, the Company recorded an income tax provision for continuing operations of $32.1 million, which represents an effective tax rate of 141%. The 2010 tax rate is higher than the federal statutory rate of 35% due principally to non-deductible impairment charges related to goodwill and intangible assets, interest on tax contingencies, a valuation allowance on the deferred tax asset created by the impairment charge for our investment in HealthCentral and state taxes, partially offset by foreign tax credits, foreign income taxed at lower rates, and the reversal of a valuation allowance on the deferred tax asset related to an unconsolidated affiliate. In 2009, the Company recorded an income tax provision for continuing operations of $9.5 million, despite losses from continuing operations. The tax provision is primarily due to non-deductible impairment charges related to IAC Search & Media. In 2008, the Company recorded an income tax benefit for continuing operations of $30.7 million, despite income from continuing operations. The tax benefit is due to a net reduction in deferred tax liabilities caused by the Spin-Off, foreign tax credits generated by the sale of Jupiter Shop, foreign income taxed at lower rates, and state tax benefits, partially offset by changes in tax reserves, non-deductible costs related to the Spin-Off, and an increase in valuation allowances on deferred tax assets related to other-than-temporary losses related to certain investments.

        At December 31, 2010 and 2009, the Company had unrecognized tax benefits of $389.9 million and $394.3 million, respectively. Unrecognized tax benefits for December 31, 2010 decreased by $4.4 million due principally to a net decrease in deductible temporary differences and decreases in reserves established in prior years for statute lapses, partially offset by an increase in reserves related to research credits. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in the income tax expense from continuing operations and discontinued operations for the year ended December 31, 2010 is a $9.1 million expense and a $7.0 million expense, net of related deferred taxes of $5.8 million and $4.4 million, respectively, for interest on unrecognized tax benefits. At December 31, 2010 and 2009, the Company has accrued $97.7 million and $68.7 million, respectively, for the payment of interest. At December 31, 2010 and 2009, the Company has accrued $5.0 million for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has currently been extended to December 31, 2011, but is expected to be extended further. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with December 31, 2003. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $41.3 million within twelve months of the current reporting date primarily due to expirations of statutes of limitation, the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets, the reversal of state tax reserves based upon the receipt of favorable income tax rulings, and settlements. Included in this amount is $4.9 million which will reverse in the first quarter of 2011 as a result of the receipt of a favorable state income tax ruling. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

	Years Ended December 31,
	2010	% Change	2009	% Change	2008
	(Dollars in thousands)
Gain on Liberty Exchange	$140,768	NM	$—	—	$—
Gain on sale of discontinued operations, net of tax	—	—	—	(100)%	23,314
Loss from discontinued operations, net of tax	(37,023)	58%	(23,439)	(93)%	(329,410)

        Discontinued operations in the accompanying consolidated statement of operations include InstantAction, which ceased operations during the fourth quarter of 2010, Evite, Gifts.com and IAC Advertising Solutions through December 1, 2010, HSNi, ILG, Ticketmaster and Tree.com through August 20, 2008, and EPI through May 30, 2008.

        The Company recognized after-tax gains of $140.8 million on the tax-free exchange of Evite, Gifts.com and IAC Advertising Solutions in 2010 and $22.3 million on the sale of EPI in 2008.

        The 2010 amount is primarily due to losses of InstantAction, which includes a pre-tax impairment charge related to goodwill of $31.6 million. The 2009 amount is principally due to losses of InstantAction and tax return to provision adjustments related to the spun-off entities and interest on tax contingencies. The 2008 amount is principally due to the losses of HSNi, Tree.com and EPI, which include pre-tax impairment charges related to goodwill and indefinite-lived intangible assets of $221.5 million and $78.5 million, respectively, for HSNi and $132.5 million and $33.4 million, respectively, for Tree.com. The losses from HSNi, Tree.com and EPI were partially offset by income of Ticketmaster and ILG.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

Search

        Our Search segment consists of toolbars that we develop, market and distribute and destination search and other websites, including Ask.com and Dictionary.com, through which we primarily provide search, reference and content services, as well as CityGrid Media, a media company that operates CityGrid, a leading local content and advertising network through which local business listings, advertising and content are distributed to publishers across web and mobile platforms.

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenue increased 23% to $837.1 million, reflecting growth in queries from distributed and proprietary toolbars and destination websites. The increase in queries from distributed toolbars is attributable to new partners and growth from existing partners, while the increase from proprietary toolbars and destination websites was driven by increased traffic acquisition efforts and enhancements within our proprietary toolbar business. Revenue was negatively impacted by a decline in revenue per query, as distributed toolbar queries generally monetize at lower rates. CityGrid Media revenue increased primarily due to the contribution from new resellers and growth from existing resellers.

        Operating Income Before Amortization increased 37% to $125.5 million, primarily due to the higher revenue noted above and a decrease of $13.4 million in selling and marketing expense, partially offset by increases of $108.5 million in traffic acquisition costs and $5.5 million in general and administrative expense. The decrease in selling and marketing expense is primarily due to a decrease of $7.2 million in advertising and promotional expenditures, as the prior year included expenditures associated with the NASCAR partnership and an ad campaign to rebrand the Ask Jeeves UK website, as well as a decrease in compensation and other employee-related costs at CityGrid Media, due in part, to a decrease in average headcount. The increase in traffic acquisition costs is primarily due to an increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year due to an increase in the proportion of revenue from distributed toolbars and other arrangements with third parties who direct traffic to our websites, as well as a shift in partner mix to partners carrying higher traffic acquisition costs. The increase in general and administrative expense is primarily due to an increase in compensation and other employee-related costs associated with growth in our toolbar business and employee termination costs associated with the Ask.com restructuring, partially offset by a decrease in litigation related expenses.

        Operating income increased $1.1 billion to $112.9 million, primarily due to the inclusion in the prior year of goodwill and intangible asset impairment charges totaling $1.045 billion related to IAC Search & Media described below. In 2010 the Company identified and recorded an indefinite-lived intangible asset impairment charge of $11.0 million. The charge is due to lower future revenue projections associated with a trade name and trademark based largely upon the impact of 2010's full year results. Further contributing to the increase in operating income in the current year is an increase in Operating Income Before Amortization described above and decreases of $18.3 million in amortization of intangibles, exclusive of the impairment charges, and $6.5 million in amortization of non-cash marketing.

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Revenue declined 9% to $681.8 million, primarily due to a sharp decline in network revenue, resulting from the discontinuation of relationships with certain partners that took place during 2008 in conjunction with the renewed Google agreement. The impact of this discontinuation was fully anniversaried during the second quarter of 2009. Revenue declines also reflect a decrease in revenue per query at Ask.com resulting from fewer clicks per visit as users find what they are searching for sooner due to the site's improved user experience resulting from its relaunch in October 2008. Offsetting these decreases was the continued growth in partners and queries at the toolbar business and the favorable impact to revenue related to the acquisition of Lexico, which includes Dictionary.com and Thesaurus.com, on July 3, 2008. CityGrid Media's revenue decline reflected a difficult display advertising environment and transitional issues related to the relaunch of the site and the integration of a new ad serving platform.

        Operating Income Before Amortization decreased 37% to $91.6 million, primarily due to the lower revenue noted above and an increase of $4.4 million in selling and marketing expense, partially offset by decreases of $7.9 million in traffic acquisition costs and $5.6 million in product development expense. The increase in selling and marketing expense is primarily due to an increase of $4.1 million in advertising and promotional expenditures, including those associated with the NASCAR partnership and an ad campaign to rebrand the Ask Jeeves UK website. Overall traffic acquisition costs during the period decreased as a direct result of a sharp decline in network revenue at IAC Search & Media; however, traffic acquisition costs as a percentage of revenue increased. The decrease in product development expense is primarily due to a decrease of $4.9 million in compensation and other employee-related costs due, in part, to an approximate 7% reduction in average headcount at IAC Search & Media and an increase in costs being capitalized in 2009 related to the development and enhancement of IAC Search & Media's product offerings and related technology.

        Operating income decreased $1.1 billion to a loss of $980.2 million, primarily due to impairment charges related to the write-down of goodwill and intangible assets of IAC Search & Media of $916.9 million and $128.3 million, respectively. The impairment charges reflected lower projections for revenue and profits at IAC Search & Media in future years that reflected the Company's consideration of industry growth rates, competitive dynamics and IAC Search & Media's operating strategies and the impact of these factors on the fair value of IAC Search & Media and its goodwill and intangible assets. In 2008 the Company identified and recorded an indefinite-lived intangible asset impairment charge of $9.2 million related to the decline in revenue and profitability at IAC Search & Media's Excite, iWon and MyWay portals businesses. Further contributing to the decrease in operating income in the current year is the decrease in Operating Income Before Amortization described above and increases of $1.6 million in amortization of non-cash marketing and $0.6 million in non-cash compensation expense, partially offset by a decrease of $5.2 million in amortization of intangibles, exclusive of the impairment charges described above.

Match

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenue increased 17% to $400.7 million, reflecting solid growth in the domestic business, including the combined contribution from People Media, acquired July 13, 2009, and Singlesnet, acquired March 2, 2010. Revenue in the current year also increased due to a venture with Meetic in Latin America, which was formed on March 10, 2010. These increases in revenue were partially offset by the effects of the sale of Match Europe to Meetic on June 5, 2009. Excluding the results of People Media from both the current and prior year, Match Europe from the prior year and Singlesnet and the Latin America venture from the current year, revenue grew 11%.

        Operating Income Before Amortization increased 30% to $122.1 million primarily due to the increase in revenue noted above, partially offset by increases of $15.1 million in selling and marketing expense, $10.3 million in cost of revenue and $3.3 million in product development expense. The increases in these expenses reflect the acquisitions of People Media and Singlesnet and the formation of the Latin America venture, partially offset by the sale of Match Europe. The increase in selling and marketing expense is further impacted by an increase in advertising and promotional expenditures due to a new advertising agreement entered into during the second quarter of 2010 with Yahoo.

        Operating income increased 36% to $115.4 million, primarily due to the increase in Operating Income Before Amortization described above. Operating income also includes the impact in 2009 of $4.4 million in amortization of non-cash marketing, partially offset by an increase in 2010 of $1.9 million in amortization of intangibles, relating primarily to the acquisition of Singlesnet and the formation of the Latin America venture.

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Revenue declined 6% to $342.6 million, reflecting the sale of Match Europe to Meetic on June 5, 2009, partially offset by the contribution from People Media, acquired July 13, 2009, and solid growth in the U.S. business. Excluding the results of Match Europe from 2009 and 2008 and People Media from 2009, revenue grew 6%.

        Operating Income Before Amortization increased 3% to $94.1 million despite the decrease in revenue noted above, primarily due to decreases of $20.7 million in cost of revenue and $10.2 million in selling and marketing expense, partially offset by an increase of $3.2 million in general and administrative expense. The decrease in both cost of revenue and selling and marketing expense is primarily due to the sale of Match Europe. Cost of revenue and selling and marketing expense also decreased due to more favorable economic terms under agreements with certain distribution partners and an increase in advertising and promotional expenditures associated with online marketing, respectively. The increase in general and administrative expense was primarily due to $3.2 million of professional fees related to the sale of Match Europe.

        Operating income increased 12% to $84.7 million in 2009, primarily due to the increase in Operating Income Before Amortization described above and a decrease of $10.7 million in amortization of non-cash marketing, partially offset by an increase of $4.3 million in amortization of intangibles, relating primarily to the acquisition of People Media.

ServiceMagic

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenue increased 16% to $181.4 million, benefiting from a 14% increase in service requests and a 19% increase in accepted service requests domestically and from growth at ServiceMagic International, partially offset by lower average lead acceptance fees. The increase in service requests was driven primarily by increased online and offline marketing efforts. The increase in accepted service requests was driven, in part, by a 22% increase in service providers. A service request can be transmitted to more than one service provider and is deemed accepted upon transmission.

        Operating Income Before Amortization decreased 15% to $18.2 million despite the increase in revenue described above, primarily due to increases of $21.0 million in selling and marketing expense and $5.6 million in general and administrative expense. The increase in selling and marketing expense is primarily driven by increases of $14.0 million and $7.0 million in marketing and compensation and other employee-related costs, respectively. The increase in compensation and other employee-related costs is due, in part, to the expansion of its sales force. The increase in general and administrative expense is primarily due to an increase in compensation and other employee-related costs driven by growth in headcount related to ServiceMagic International. Operating Income Before Amortization reflects the reversal in 2010 of a $2.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, that will not be earned.

        Operating income increased 23% to $16.4 million, despite the decrease in Operating Income Before Amortization described above primarily due to the inclusion in the prior year of $5.0 million in non-cash marketing and a decrease of $1.0 million in amortization of intangibles.

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Revenue grew 26% to $155.8 million, benefiting from a 20% increase in domestic service requests to a growing and more active service provider network and a shift in mix to higher value service requests driven, in part, by increased marketing efforts. During 2009, ServiceMagic experienced a 25% increase in domestic accepted service requests. Revenue also benefited from the combined contribution from ServiceMagic International, acquired October 29, 2008, and Market Hardware, acquired January 23, 2009. Excluding the results of these acquisitions, revenue grew 19%.

        Operating Income Before Amortization decreased 19% to $21.3 million, despite the increase in revenue noted above, reflecting increases of $25.1 million in selling and marketing expense and $9.1 million in general and administrative expense. The increase in selling and marketing expense is primarily driven by an increase in advertising and promotional expenditures associated with online marketing. The growth in service requests during the year from paid channels outpaced the growth in free requests as a result of the increase in online marketing. Also contributing to the increase in selling and marketing expense is an increase in compensation and other employee-related costs, due in part, to the expansion of its sales force. The increase in general and administrative expense is primarily due to increases of $4.6 million and $1.8 million in compensation and other employee-related costs related to acquisitions and bad debt expense, respectively.

        Operating income decreased 44% to $13.4 million, primarily due to the decrease in Operating Income Before Amortization described above, $5.0 million in amortization of non-cash marketing in 2009 and an increase of $1.2 million in amortization of intangibles, partially offset by a decrease of $0.6 million in non-cash compensation expense.

Media & Other

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenue increased 30% to $219.9 million reflecting the contribution from Notional and Electus, which were not in the full prior year period, and growth at Pronto, Shoebuy, CollegeHumor and Vimeo. Also impacting revenue is the inclusion in the current year of revenue associated with profit participations related to our interests in Reveille.

        Operating Income Before Amortization loss decreased by $7.7 million to a loss of $12.0 million. Losses decreased due primarily to $10.1 million in cost savings related to certain businesses that have been sold or shutdown and $2.9 million in profit participations related to our interests in Reveille noted above, partially offset by Electus, which is not in the full prior year period, and increased operating expenses associated with The Daily Beast.

        Operating loss increased by $25.5 million to $47.5 million despite the decrease in Operating Income Before Amortization loss described above, primarily due to goodwill and indefinite-lived intangible asset impairment charges related to Shoebuy of $28.0 million and $4.5 million, respectively. Also contributing to the increase in operating loss is an increase of $0.6 million in amortization of intangibles, exclusive of the impairment charge noted above.

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Revenue declined 7% to $168.8 million primarily reflecting the absence of revenue from ReserveAmerica in the current year period following its sale on January 31, 2009, partially offset by growth at Shoebuy and Connected Ventures.

        Operating Income Before Amortization loss decreased by $5.6 million to a loss of $19.7 million. Losses decreased due primarily to cost savings related to the shutdown or sale of certain businesses of $7.7 million, partially offset by increased operating expenses associated with The Daily Beast.

        Operating loss decreased by $22.1 million to $22.1 million primarily due to the decreased Operating Income Before Amortization loss described above and goodwill and indefinite-lived intangible asset impairment charges of $11.6 million and $3.4 million, respectively, in 2008 related to Connected Ventures. Also contributing to the decrease in operating loss are decreases in amortization of intangibles, exclusive of the impairment charge noted above, and non-cash compensation expense of $2.0 million and $0.6 million, respectively.

Corporate

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Operating Income Before Amortization loss decreased by $1.3 million to a loss of $64.2 million primarily due to lower depreciation and salary expense, partially offset by $5.3 million in transaction expenses in the current year related to the Liberty Exchange.

        Operating loss increased $13.6 million to $147.3 million despite the decrease in Operating Income Before Amortization loss due to an increase of $14.9 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily related to an increase in expense attributable to awards granted subsequent to the second quarter of 2009, partially offset by awards having become fully vested.

  For the year ended December 31, 2009 compared to the year ended December 31, 2008

        Operating Income Before Amortization loss decreased by $55.5 million to a loss of $65.5 million primarily due to the inclusion in 2008 of $42.0 million in expenses related to the Spin-Off. The current year also benefited from lower compensation and other employee-related costs.

        Operating loss decreased $71.9 million to a loss of $133.7 million reflecting the decrease in Operating Income Before Amortization loss described above and a decrease of $16.4 million in non-cash compensation expense. The decrease in non-cash compensation expense reflects the acceleration and modification of certain equity awards associated with the Spin-Off in 2008.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2010, the Company had $742.1 million of cash and cash equivalents, $564.0 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in Senior Notes.

        During 2010 and 2009, the Company purchased 23.1 million and 32.1 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $530.9 million and $554.2 million, respectively. In addition on December 1, 2010, the Company completed the tax-free exchange of Evite, Gifts.com, IAC Advertising Solutions and $217.9 million in cash for substantially all of Liberty's equity stake in IAC, representing 8.5 million shares of Class B common stock and 4.3 million shares of IAC common stock. On February 26, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of IAC common stock. At January 28, 2011, IAC had approximately 7.2 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations was $340.7 million and $348.5 million in 2010 and 2009, respectively. The decrease of $7.8 million in net cash provided by operating activities attributable to continuing operations is primarily due to the payment of the 2009 cash bonuses in 2010, whereas the 2008 cash bonuses were paid in the fourth quarter of 2008, and lower net income tax refunds in 2010.

        Net cash used in investing activities attributable to continuing operations in 2010 of $118.1 million includes $74.8 million related to the net purchases, sales and maturities of marketable debt securities, capital expenditures of $39.8 million and acquisitions, net of cash acquired, of $17.3 million, partially offset by the dividend received from Meetic of $11.4 million and proceeds of $5.3 million from the sale of the Company's remaining shares of OpenTable. Net cash used in investing activities attributable to continuing operations in 2009 of $422.6 million includes $356.7 million related to the net purchases, sales and maturities of marketable debt securities, acquisitions, net of cash acquired, of $85.5 million and capital expenditures of $33.9 million, partially offset by the proceeds of $64.0 million from the sales of long-term investments, primarily the sale of 2.0 million common shares of OpenTable.

        Net cash used in financing activities attributable to continuing operations in 2010 of $717.2 million includes the purchase of treasury stock of $539.6 million and $217.9 million in cash as part of the Liberty Exchange, partially offset by proceeds related to the issuance of common stock, net of withholding taxes, of $25.9 million and the excess tax benefits from stock-based awards of $14.3 million. Net cash used in financing activities attributable to continuing operations in 2009 of $405.8 million includes the purchase of treasury stock of $545.5 million and the settlement of vested stock-based awards denominated in a subsidiary's equity of $14.3 million, partially offset by the proceeds related to the issuance of common stock, net of withholding taxes, of $151.9 million. Included in the proceeds related to the issuance of common stock are aggregate proceeds of $150.9 million from the exercise of warrants to acquire 11.5 million shares of IAC common stock that were due to expire on February 4, 2009. The strike price of the warrants was $13.09 per share.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company may make a number of acquisitions which could result in the reduction of its cash and/or marketable securities balance or the incurrence of debt. IAC expects that 2011 capital expenditures will be slightly less than 2010. IAC believes that its cash on hand along with its anticipated operating cash flows in 2011 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Long-term debt(b)	$198,617	$5,109	$25,508	$8,000	$160,000
Purchase obligations(c)	68,457	16,243	31,877	20,337	—
Operating leases	289,149	20,474	36,350	25,323	207,002

Total contractual cash obligations	$556,223	$41,826	$93,735	$53,660	$367,002

(a)
At December 31, 2010, the Company has recorded $487.6 million of unrecognized tax benefits which includes accrued interest of $97.7 million. This amount includes $310.0 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

(b)
Represents contractual amounts due, including interest.

(c)
The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. Purchase obligations also include minimum payments due under telecommunication contracts related to data transmission lines.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bond	$9,510	$9,374	$136	$—	$—

*
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under lines of credit extended.

Off-Balance Sheet Arrangements

        Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2010.

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

        Amortization of intangibles (including impairment of intangibles, if applicable) and goodwill impairment (if applicable) are non-cash expenses relating to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, technology and supplier agreements, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. While it is likely that we will have intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by business and to net earnings (loss) attributable to IAC shareholders in total for the years ended December 31, 2010, 2009 and 2008, see Note 14 to the consolidated financial statements.

Critical Accounting Policies and Estimates

        The following disclosure is provided to supplement the descriptions of IAC's accounting policies contained in Note 2 to the consolidated financial statements in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, are tested annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The annual assessments identified impairment charges in 2010 related to the Shoebuy and IAC Search & Media reporting units and in 2009 related to the IAC Search & Media reporting unit. These impairment charges are more fully described above in "Results of Operations for the Years Ended December 31, 2010, 2009 and 2008". The value of goodwill and indefinite-lived intangible assets that is subject to annual assessment for impairment is $989.5 million and $237.0 million, respectively, at December 31, 2010.

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 20% in both 2010 and 2009. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

        The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 13% to 20% in both 2010 and 2009, and the royalty rates used ranged from 1% to 10% in both 2010 and 2009.

        The Company has six reporting units with goodwill. Of these, IAC Search & Media and Shoebuy have fair values closest to their carrying values. The amount of goodwill of each of these reporting units is $534.0 million and $21.7 million, respectively, at December 31, 2010. To illustrate the magnitude of potential impairment charges related to potential future changes in estimated fair values, had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of October 1, 2010, their estimated fair values would exceed their carrying values. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2010, the carrying values of IAC Search & Media and Shoebuy would have exceeded their fair values by approximately $9 million and $3 million, respectively. If operating results of these businesses vary significantly from anticipated results, future, and in the case of IAC Search & Media, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur.

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

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. During 2010, the Company did not record any impairment charges related to definite-lived intangible assets. During 2009, the Company recorded an impairment charge related to the definite-lived intangible assets of IAC Search & Media. The definite-lived intangible asset impairment charge primarily related to certain technology and advertiser relationships, the carrying values of which were no longer considered recoverable based upon an assessment of future cash flows related to these assets. Accordingly, these assets were written down to fair value in 2009. The value of long-lived assets that is subject to assessment for impairment is $276.0 million at December 31, 2010.

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

        The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer, and whether it is not more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis, which may be maturity. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in current earnings and a new cost basis in the investment is established. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of the Company's investment in marketable securities to decline. During 2010, the Company did not consider any of its marketable securities to be other-than-temporarily impaired. During 2009, the Company sold its 5.5 million shares of ARO stock, resulting in aggregate losses of $12.3 million. Prior to the sale of its last 1.1 million shares of ARO stock, the Company concluded that the decline in the stock price of these remaining shares was other-than-temporary, due in part, to ARO's insolvency filing on June 9, 2009, and recorded impairment charges totaling $4.6 million.

  Allowance for Doubtful Accounts

        We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company, and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amount of these reserves are based, in part, on historical experience. As of December 31, 2010, the Company's allowance for doubtful accounts is $8.8 million.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 4 to the consolidated financial statements, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2010, the balance of deferred tax assets, net, is $146.2 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results of the Company that vary significantly from anticipated results. We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

  Stock Based Compensation

        As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of stock options issued in 2010, 2009 and 2008 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 2.4%, 2.1% and 2.6%, respectively, a dividend yield of zero and volatility factors of 30%, 59% and 47%, respectively, based on the historical stock price volatilities of IAC for 2010 and peer companies operating in the same industry sector as IAC for 2009 and 2008 and a weighted average expected term of the stock options of 5.6 years, 4.9 years and 4.4 years, respectively. The historical stock price volatilities in 2009 and 2008 of peer companies was used due to the lack of sufficient historical IAC stock price volatilities subsequent to the Spin-Off. For stock options, including unvested stock options assumed in acquisitions, the value of the stock option is measured at the grant date (or acquisition date, if applicable) at fair value and expensed over the remaining vesting term. The impact on non-cash compensation expense for the year ended December 31, 2010, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected term of the outstanding options would be an increase of $1.5 million, $7.7 million, and $5.0 million, respectively. The Company also issues restricted stock units and performance stock units. For restricted stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation expense over the vesting term. For performance stock units issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term when the performance targets are considered probable of being achieved.

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

        Based on the Company's total investment in marketable debt securities as of December 31, 2010, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $3.2 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of approximately $742.1 million is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

  Long-term Debt

        At December 31, 2010, the Company's outstanding debt approximated $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $10.5 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At December 31, 2010, the Company has two investments in equity securities of publicly traded companies. One of these investments is the Company's investment in Meetic, which is accounted for using the equity method. The other investment is an available-for-sale marketable equity security. The investment in Meetic is included in "Long-term investments" and the available-for-sale marketable equity security is included in "Marketable securities" in the accompanying consolidated balance sheet. The available-for-sale marketable equity security is reported at fair value based on its quoted market price with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market, among other factors. During 2010, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity security. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        IAC holds approximately 6.1 million shares of common stock (a 27% stake) in Meetic, an online dating company based in France. Meetic's shares are listed on the Euronext stock exchange (EPA: MEET). As a result, IAC is exposed to changes in Meetic's stock price. The investment in Meetic is accounted for using the equity method and the Company records its share of the results of Meetic and related amortization of intangibles on a one-quarter lag within "Equity in (losses) income of unconsolidated affiliates" in the accompanying consolidated statement of operations. The carrying value of the Meetic investment is $130.0 million at December 31, 2010, which is lower than the carrying value of $156.5 million at December 31, 2009, primarily due to changes in foreign currency exchange rates and a dividend of $11.4 million. The fair value of the Meetic investment, based on its quoted market price, is $130.0 million at December 31, 2010. Because our investment in Meetic is accounted for using the equity method, it is not reported at fair value. In the event the fair value of Meetic were to decline below its carrying value, this decline would be only one factor in an assessment for other-than-temporary impairment.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the British Pound Sterling and Euro. However, the exposure is mitigated since the Company has generally reinvested profits from international operations in order to grow the businesses. As a percentage of total IAC revenue (which excludes revenue related to discontinued operations), international operations represented approximately 17%, 15% and 20% in 2010, 2009 and 2008, respectively. The statements of operations of the Company's international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues and operating income. Similarly, the Company's revenue and operating income will increase for our international operations if the U.S. dollar weakens against foreign currencies. The Company is also exposed to foreign currency risk related to its assets and liabilities denominated in a currency other than the functional currency.

        The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign exchange gains and losses were not material to the Company's earnings in 2010, 2009 and 2008. As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency translation risks because cash flows from international operations were generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency translation risks. The Company's objective in managing its foreign currency risk is to minimize its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position.

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2011

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$742,099	$1,245,997
Marketable securities	563,997	487,591
Accounts receivable, net of allowance of $8,848 and $10,515, respectively	119,581	93,474
Other current assets	118,308	172,987

Total current assets	1,543,985	2,000,049
Property and equipment, net	267,928	290,333
Goodwill	989,493	967,735
Intangible assets, net	245,044	260,932
Long-term investments	200,721	272,930
Other non-current assets	192,383	223,910

TOTAL ASSETS	$3,439,554	$4,015,889

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$56,375	$38,212
Deferred revenue	78,175	57,412
Accrued expenses and other current liabilities	222,323	194,653

Total current liabilities	356,873	290,277
Long-term debt	95,844	95,844
Income taxes payable	475,685	450,129
Other long-term liabilities	20,350	23,633
Redeemable noncontrolling interests	59,869	28,180
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 225,873,751 and 222,657,925 shares, respectively, and outstanding 84,078,621 and 108,131,736 shares, respectively	226	223
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 4,289,499 and 12,799,999 shares, respectively	16	16
Additional paid-in capital	11,428,749	11,322,993
Accumulated deficit	(652,018)	(751,377)
Accumulated other comprehensive income	17,546	24,503
Treasury stock 153,663,130 and 117,883,689 shares, respectively	(8,363,586)	(7,468,532)

Total shareholders' equity	2,430,933	3,127,826

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,439,554	$4,015,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue	$1,636,815	$1,346,695	$1,410,078
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	593,816	429,849	456,950
Selling and marketing expense	492,206	463,439	444,571
General and administrative expense	316,500	282,393	346,623
Product development expense	65,097	57,843	63,817
Depreciation	63,897	61,391	67,716
Amortization of intangibles	27,472	157,031	43,053
Amortization of non-cash marketing	—	15,868	20,002
Goodwill impairment	28,032	916,868	11,600

Total costs and expenses	1,587,020	2,384,682	1,454,332

Operating income (loss)	49,795	(1,037,987)	(44,254)
Other income (expense):
Interest income	6,517	10,218	24,750
Interest expense	(5,404)	(5,823)	(32,363)
Equity in (losses) income of unconsolidated affiliates	(25,676)	(14,014)	16,640
Gain on sales of long-term investments	3,989	28,835	381,099
Other (expense) income, net	(6,535)	71,772	(234,632)

Total other (expense) income, net	(27,109)	90,988	155,494

Earnings (loss) from continuing operations before income taxes	22,686	(946,999)	111,240
Income tax (provision) benefit	(32,079)	(9,474)	30,695

(Loss) earnings from continuing operations	(9,393)	(956,473)	141,935
Gain on Liberty Exchange	140,768	—	—
Gain on sale of discontinued operations, net of tax	—	—	23,314
Loss from discontinued operations, net of tax	(37,023)	(23,439)	(329,410)

Net earnings (loss)	94,352	(979,912)	(164,161)
Net loss attributable to noncontrolling interests	5,007	1,090	7,960

Net earnings (loss) attributable to IAC shareholders	$99,359	$(978,822)	$(156,201)

Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations	$(0.04)	$(6.89)	$1.07
Diluted (loss) earnings per share from continuing operations	$(0.04)	$(6.89)	$1.04
Basic earnings (loss) per share	$0.93	$(7.06)	$(1.12)
Diluted earnings (loss) per share	$0.93	$(7.06)	$(1.08)
Non-cash compensation expense by function:
Cost of revenue	$4,510	$3,137	$3,831
Selling and marketing expense	4,228	3,191	4,432
General and administrative expense	69,082	58,905	70,943
Product development expense	6,460	4,848	6,567

Total non-cash compensation expense	$84,280	$70,081	$85,773

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value
										Accum. Other Comp. Income
								Additional Paid-in Capital	Retained Earnings		Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2007	$8,583,662	$—	1	$209	208,539	$16	16,157	$14,744,542	$567,820	$39,814	$(6,768,739)
Comprehensive loss:
Net loss attributable to IAC shareholders for the year ended December 31, 2008	(156,201)	—	—	—	—	—	—	—	(156,201)	—	—
Change in foreign currency translation adjustment, net of tax benefit of $8,608	(42,962)	—	—	—	—	—	—	—	—	(42,962)	—
Change in net unrealized gains on available-for-sale securities, net of tax provision of $29,208	42,795	—	—	—	—	—	—	—	—	42,795	—

Comprehensive loss	(156,368)

Non-cash compensation expense	134,052	—	—	—	—	—	—	134,052	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	(20,228)	—	—	1	1,446	—	—	(20,229)	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(12,225)	—	—	—	—	—	—	(12,225)	—	—	—
Redemption of preferred shares	(21)	—	(1)	—	—	—	—	(21)	—	—	—
Issuance of common stock upon conversion of convertible notes	10,849	—	—	—	232	—	—	10,849	—	—	—
Purchase of treasury stock	(145,590)	—	—	—	—	—	—	—	—	—	(145,590)
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com to shareholders	(3,971,284)	—	—	—	—	—	—	(3,749,643)	(184,174)	(37,467)	—
Fair value of redeemable noncontrolling interests adjustment	4,689	—	—	—	—	—	—	4,689	—	—	—

Balance as of December 31, 2008	$4,427,536	$—	—	$210	210,217	$16	16,157	$11,112,014	$227,445	$2,180	$(6,914,329)
Comprehensive loss:
Net loss attributable to IAC shareholders for the year ended December 31, 2009	(978,822)	—	—	—	—	—	—	—	(978,822)	—	—
Change in foreign currency translation adjustment, net of tax provision of $2,186	14,918	—	—	—	—	—	—	—	—	14,918	—
Change in net unrealized gains on available-for-sale securities, net of tax provision of $1,440	7,405	—	—	—	—	—	—	—	—	7,405	—

Comprehensive loss	(956,499)

Non-cash compensation expense	69,629	—	—	—	—	—	—	69,629	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	7,431	—	—	1	834	—	—	7,430	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(11,737)	—	—	—	—	—	—	(11,737)	—	—	—
Issuance of common stock upon the exercise of warrants	152,694	—	—	12	11,607	—	—	152,682	—	—	—
Purchase of treasury stock	(554,203)	—	—	—	—	—	—	—	—	—	(554,203)
Fair value of redeemable noncontrolling interests adjustment	(1,033)	—	—	—	—	—	—	(1,033)	—	—	—
Settlement of vested stock-based awards denominated in subsidiaries' equity, net of tax	(10,044)	—	—	—	—	—	—	(10,044)	—	—	—
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com to shareholders	4,052	—	—	—	—	—	—	4,052	—	—	—

Balance as of December 31, 2009	$3,127,826	$—	—	$223	222,658	$16	16,157	$11,322,993	$(751,377)	$24,503	$(7,468,532)
Comprehensive income:
Net earnings attributable to IAC shareholders for the year ended December 31, 2010	99,359	—	—	—	—	—	—	—	99,359	—	—
Change in foreign currency translation adjustment, net of tax provision of $1,536	(4,237)	—	—	—	—	—	—	—	—	(4,237)	—
Change in net unrealized losses on available-for-sale securities, net of tax benefit of $1,555	(2,720)	—	—	—	—	—	—	—	—	(2,720)	—

Comprehensive income	92,402

Non-cash compensation expense	85,048	—	—	—	—	—	—	85,048	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	30,933	—	—	3	2,864	—	—	30,930	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(12,237)	—	—	—	—	—	—	(12,237)	—	—	—
Purchase of treasury stock	(530,885)	—	—	—	—	—	—	—	—	—	(530,885)
Receipt of stock from Liberty Media Corporation	(364,169)	—	—	—	—	—	—	—	—	—	(364,169)
Fair value of redeemable noncontrolling interests adjustment	2,059	—	—	—	—	—	—	2,059	—	—	—
Settlement of vested stock-based awards denominated in a subsidiary's equity, net of tax	(44)	—	—	—	352	—	—	(44)	—	—	—

Balance as of December 31, 2010	$2,430,933	$—	—	$226	225,874	$16	16,157	$11,428,749	$(652,018)	$17,546	$(8,363,586)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$94,352	$(979,912)	$(164,161)
Less: (earnings) loss from discontinued operations, net of tax	(103,745)	23,439	306,096

(Loss) earnings from continuing operations	(9,393)	(956,473)	141,935
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	63,897	61,391	67,716
Amortization of intangibles	27,472	157,031	43,053
Amortization of non-cash marketing	—	15,868	20,002
Goodwill impairment	28,032	916,868	11,600
Impairment of long-term investments	7,844	4,936	180,021
Non-cash compensation expense	84,280	70,081	85,773
Deferred income taxes	(6,074)	27,707	(153,490)
Equity in losses (income) of unconsolidated affiliates	25,676	14,014	(16,640)
Gain on sale of Match Europe	—	(132,244)	—
Loss on extinguishment of Senior Notes	—	—	63,218
Gain on sales of long-term investments	(3,989)	(28,835)	(381,099)
Decrease (increase) in the fair value of the derivative asset related to Arcandor AG stock	—	58,097	(5,785)
Changes in current assets and liabilities:
Accounts receivable	(32,901)	(18,121)	5,625
Other current assets	(8,636)	6,458	(4,571)
Accounts payable and other current liabilities	54,188	18,825	(80,667)
Income taxes payable	76,749	109,009	121,238
Deferred revenue	19,653	14,238	6,463
Other, net	13,909	9,697	14,528

Net cash provided by operating activities attributable to continuing operations	340,707	348,547	118,920

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(17,333)	(85,534)	(148,631)
Capital expenditures	(39,829)	(33,938)	(58,983)
Proceeds from sales and maturities of marketable debt securities	763,326	229,583	356,252
Purchases of marketable debt securities	(838,155)	(586,274)	(169,958)
Proceeds from sales of investments	5,324	64,046	549,305
Purchases of long-term investments	(2,283)	(6,482)	(67,936)
Dividend received from Meetic, an equity method investee	11,355	—	—
Proceeds from sale of discontinued operations	—	—	32,246
Net cash distribution from spun-off businesses	—	—	441,658
Other, net	(501)	(4,041)	42

Net cash (used in) provided by investing activities attributable to continuing operations	(118,096)	(422,640)	933,995

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(539,598)	(545,489)	(145,590)
Issuance of common stock, net of withholding taxes	25,939	151,933	(10,564)
Excess tax benefits from stock-based awards	14,291	796	763
Settlement of vested stock-based awards denominated in a subsidiary's equity	—	(14,331)	—
Repurchase of Senior Notes	—	—	(519,944)
Liberty Exchange	(217,921)	—	—
Other, net	79	1,294	1,219

Net cash used in financing activities attributable to continuing operations	(717,210)	(405,797)	(674,116)

Total cash (used in) provided by continuing operations	(494,599)	(479,890)	378,799

Net cash (used in) provided by operating activities attributable to discontinued operations	(4,601)	(20,527)	255,145
Net cash used in investing activities attributable to discontinued operations	(2,944)	(3,965)	(501,701)
Net cash (used in) provided by financing activities attributable to discontinued operations	—	(216)	50,484

Total cash used in discontinued operations	(7,545)	(24,708)	(196,072)
Effect of exchange rate changes on cash and cash equivalents	(1,754)	5,601	(23,035)

Net (decrease) increase in cash and cash equivalents	(503,898)	(498,997)	159,692
Cash and cash equivalents at beginning of period	1,245,997	1,744,994	1,585,302

Cash and cash equivalents at end of period	$742,099	$1,245,997	$1,744,994

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

Search

        Our Search segment consists of toolbars that we develop, market and distribute and destination search and other websites, including Ask.com and Dictionary.com, through which we primarily provide search, reference and content services, as well as CityGrid Media (formerly Citysearch), a media company that operates CityGrid, a leading local content and advertising network through which local business listings, advertising and content are distributed to publishers across web and mobile platforms.

Match

        Through the brands and businesses within our Match segment, we are a leading provider of subscription-based online personals services in the United States and various jurisdictions abroad. We provide these services through websites that we own and operate, as well as through our mobile applications. Through Match, we also own a 27% stake in Meetic S.A. ("Meetic"), a European online dating company based in France.

ServiceMagic

        ServiceMagic is a leading online marketplace in the United States that connects consumers, by way of patented proprietary technologies, with home and other local service professionals, all of which are pre-screened and the majority of which are customer-rated. In addition, through ServiceMagic International we operate businesses in the local lead generation space in France and the United Kingdom.

Media & Other

        Our Media & Other segment consists primarily of Electus, The Daily Beast, Connected Ventures (which operates CollegeHumor Media, Notional and Busted Tees), Vimeo, Pronto, Shoebuy and Proust.com.

Discontinued Operations

        On December 1, 2010, IAC exchanged (on a tax-free basis) the stock of a wholly-owned subsidiary that held our Evite, Gifts.com and IAC Advertising Solutions businesses and $217.9 million in cash for substantially all of Liberty Media Corporation's ("Liberty") equity stake in IAC (the "Liberty Exchange"). See Note 11 for additional information related to this exchange. In addition, during the fourth quarter of 2010, InstantAction ceased operations. Evite, Gifts.com and InstantAction were previously reported in IAC's Media & Other segment. IAC Advertising Solutions was previously reported in IAC's Search segment through December 31, 2009 and IAC's Media & Other segment for

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

the year ended December 31, 2010. On August 20, 2008, IAC completed the Spin-Off of HSN, Inc. ("HSNi"), Interval Leisure Group, Inc. ("ILG"), Ticketmaster Entertainment, Inc. ("Ticketmaster") and Tree.com, Inc. ("Tree.com") (collectively, the "Spincos") into separate independent publicly traded companies (collectively, the "Spin-Off"). During 2008, IAC also sold Entertainment Publications, Inc. ("EPI"). See Note 15 for additional information related to discontinued operations.

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

        Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not own a controlling financial interest, are accounted for using the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. The Company evaluates each cost and equity method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition and the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

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

        On an ongoing basis, the Company evaluates its estimates and judgments including those related to the fair values of marketable securities and other investments, goodwill and indefinite-lived intangible assets, the useful lives of definite-lived intangible assets and property and equipment, the carrying value of accounts receivable, including the determination of the allowances for doubtful accounts and other

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue related allowances, the reserves for income tax contingencies and the valuation allowances for deferred income tax assets and the fair value of stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

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

Search

        The Search segment's revenue consists primarily of advertising revenue which is generated primarily through the display of paid listings in response to search queries, as well as from advertisements appearing on its destination search websites and portals and certain third party websites and the syndication of search results generated by Ask-branded destination search websites. The Company obtains the substantial majority of its paid listings from third-party providers, primarily Google Inc. ("Google"). Paid listings are priced on a price per click and when the Company delivers a user's click to a paid listing supplied by Google, Google bills the advertiser and shares a portion of its resulting paid listing fee with the Company. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user's click is generated by a third party site, the Company recognizes the amount due from Google as revenue and records the revenue share obligation to the third-party site as traffic acquisition costs.

        CityGrid Media's revenue is primarily generated through the sale of local and national online advertising. There are several types of internet advertisements, and the way in which advertising revenue is earned varies among them. Depending upon the terms, revenue might be earned every time a user clicks on an ad, every time a graphic ad is displayed, or every time a user clicks-through on the ad and takes a specified action on the destination site.

Match

        Subscription fee revenue is generated from customers who subscribe to online personals services on Match.com, Chemistry.com and Match's other personals websites. Subscription fee revenue is recognized over the terms of the applicable subscriptions, which primarily range from one to six months. Deferred revenue at Match totaled $57.4 million and $45.2 million at December 31, 2010 and 2009, respectively.

ServiceMagic

        ServiceMagic's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a customer lead. ServiceMagic's activation revenue is generated through the enrollment and activation of a new home service professional. Activation revenue is initially deferred and recognized over 24 months. Prior to 2010, the period of recognition was 36 months. The change was based on an updated estimate of the economic life of an in-network home

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

service professional. Deferred activation revenue totaled $5.0 million and $5.2 million at December 31, 2010 and 2009, respectively.

Media & Other

        Shoebuy's revenue consists of merchandise sales, reduced by incentive discounts and sales returns, and is recognized when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. Allowances for returned merchandise are based on historical experience. Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of revenue. Revenue of media businesses included in this segment is derived primarily from online advertising, media production and subscriptions. Online advertising revenue is recognized each time a graphic ad is displayed or over the period earned, media production revenue is recognized based on delivery and acceptance and subscription revenue is recognized ratably over the term of the subscription.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, short-term investments are primarily comprised of commercial paper rated A1/P1 or better, AAA rated treasury and government agency money market funds and treasury discount notes. Internationally, short-term investments are primarily comprised of AAA prime and government money market funds and time deposits.

Marketable Securities

        The Company invests in certain marketable securities, which consist primarily of short-to-intermediate-term debt securities issued by the U.S. government, U.S. government agencies, states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy. All marketable securities are classified as available-for-sale and are reported at fair value. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of a security sold or the amount of unrealized gains and losses reclassified from accumulated other comprehensive income into earnings.

        The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer, and whether it is not more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis, which may be maturity. If a decline in

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value is determined to be other-than-temporary, an impairment charge is recorded in current earnings and a new cost basis in the investment is established.

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

Property and Equipment

        Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.

Asset Category	Estimated Useful Lives
Buildings and leasehold improvements	3 to 39 Years
Computer equipment and capitalized software	2 to 3 Years
Furniture and other equipment	3 to 10 Years

        The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation and other employee-related costs for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software amounted to $33.9 million and $40.0 million as of December 31, 2010 and 2009, respectively.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill acquired in business combinations is assigned to the reporting unit(s) that are expected to benefit from the combination as of the acquisition date. The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. See Note 5 for discussion of impairment charges recorded in 2010, 2009 and 2008.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's reporting units are consistent with its determination of its operating segments. Goodwill is tested for impairment at the reporting unit level. The Company's operating segments, reporting units and reportable segments are as follows:

Operating Segment and Reporting Unit	Reportable Segment
IAC Search & Media	Search
CityGrid Media	Search
Match	Match
ServiceMagic	ServiceMagic
Shoebuy	Media & Other
Connected Ventures	Media & Other

        Media & Other includes other operating segments that do not have goodwill. See Note 14 for additional information regarding the Company's method of determining operating and reportable segments.

        The Company has six reporting units with goodwill. Of these, IAC Search & Media and Shoebuy have fair values that are closest to their carrying values. The amount of goodwill of each of these reporting units is $534.0 million and $21.7 million, respectively, at December 31, 2010. To illustrate the magnitude of potential impairment charges related to potential future changes in estimated fair values, had the estimated fair values of each of these reporting units been hypothetically lower by 10% as of October 1, 2010, their estimated fair values would exceed their carrying values. Had the estimated fair values of each of these reporting units been hypothetically lower by 20% as of October 1, 2010, the carrying values of IAC Search & Media and Shoebuy would have exceeded their fair values by approximately $9 million and $3 million, respectively. If operating results of these businesses vary significantly from anticipated results, future, and in the case of IAC Search & Media, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur.

Long-Lived Assets and Intangible Assets with Definite Lives

        Long-lived assets, which consist of property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated useful lives.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

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

  •
  Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the asset or liability. See Note 8 for a discussion of assets measured at fair value using level 3 inputs.

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are measured at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on Level 3 inputs. See Note 5 for a discussion of goodwill and intangible asset impairment charges and Note 7 for a discussion of impairment charges related to equity and cost method investments.

Traffic Acquisition Costs

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

Advertising Costs (excluding Amortization of Non-Cash Marketing)

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and third parties that distribute our proprietary toolbars, and offline marketing, including television and radio advertising. Advertising expense was $371.2 million, $347.8 million and $335.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The Company capitalizes and amortizes the costs associated with certain distribution arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable search toolbars associated with the Company's search businesses. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization of Non-Cash Marketing

        Amortization of non-cash marketing consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising was available for television advertising on various NBC Universal network and cable channels without any cash cost. All NBC Universal Advertising credits were used prior to December 31, 2009.

Legal Costs

        Legal costs are expensed as incurred.

Income Taxes

        The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential tax contingencies as a component of income tax expense.

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

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. In addition, translation gains and losses related to the Company's foreign equity method investment are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

currency are included in the consolidated statement of operations as a component of other income (expense), net.

Stock-Based Compensation

        Stock-based compensation is measured at the grant date based on the fair value of the award and expensed over the requisite service period. See Note 13 for a further description of the Company's stock-based compensation plans.

Redeemable Noncontrolling Interests

        Redeemable noncontrolling interests as of December 31, 2010 primarily relate to the international operations of Match, certain operations included in the Media & Other segment, the international operations of ServiceMagic and certain operations included in the Search segment. Redeemable noncontrolling interests as of December 31, 2009 primarily relate to certain operations included in the Media & Other segment, the international operations of ServiceMagic and certain operations included in the Search segment. Redeemable noncontrolling interests as of December 31, 2008 primarily relate to certain operations included in the Media & Other segment.

        In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. These put and call arrangements become exercisable by the Company and the counter-party at various dates over the next six years. During 2010 and 2009, none of these arrangements became exercisable. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. At December 31, 2010 and 2009, the Company recorded adjustments of $(2.1) million and $1.0 million, respectively, to (reduce) increase these interests to fair value.

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

Certain Risks and Concentrations

        A significant portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior could adversely affect our operating results. A significant majority of the Company's online advertising is attributable to a paid listing supply agreement with Google, which expires on December 31, 2012. The termination of the paid listing

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

supply agreement by Google or the failure of Google to perform its obligations under the agreement would have an adverse effect, which could be material, on our business, financial condition and results of operations. In addition, our inability to obtain a renewal of our agreement with Google with substantially comparable economic and other terms upon the expiration of our current agreement could have an adverse effect, which could be material, on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate paid listings provider (or if an alternate were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenue, which could have a material adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2010, 2009 and 2008, revenue earned from Google was $727.9 million, $561.9 million and $610.7 million, respectively. The majority of this revenue is earned by the businesses comprising the Search segment. Accounts receivable related to revenue earned from Google totaled $70.5 million and $53.7 million at December 31, 2010 and 2009, respectively.

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

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other current assets

	December 31,
	2010	2009
	(In thousands)
Deferred income taxes	$34,921	$41,807
Income taxes receivable	19,831	74,732
Capitalized downloadable search toolbar costs, net	15,804	15,367
Prepaid expenses	14,560	16,310
Other	33,192	24,771

Other current assets	$118,308	$172,987

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Property and equipment, net

	December 31,
	2010	2009
	(In thousands)
Buildings and leasehold improvements	$224,805	$224,259
Computer equipment and capitalized software	183,055	175,349
Furniture and other equipment	51,453	50,809
Projects in progress	2,944	7,618
Land	5,117	5,117

	467,374	463,152
Less: accumulated depreciation and amortization	(199,446)	(172,819)

Property and equipment, net	$267,928	$290,333

Other non-current assets

	December 31,
	2010	2009
	(In thousands)
Deferred income taxes	$111,402	$103,766
Income taxes receivable	56,675	60,741
Other	24,306	59,403

Other non-current assets	$192,383	$223,910

Accrued expenses and other current liabilities

	December 31,
	2010	2009
	(In thousands)
Accrued revenue share expense	$63,097	$40,044
Accrued employee compensation and benefits	56,878	57,845
Accrued advertising expense	38,418	28,483
Other	63,930	68,281

Accrued expenses and other current liabilities	$222,323	$194,653

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Redeemable noncontrolling interests

	For the Year Ended December 31,
	2010	2009	2008
		(In thousands)
Balance at January 1	$28,180	$22,771	$32,880
Noncontrolling interests related to acquisitions	23,583	3,561	503
Noncontrolling interest created by a decrease in the ownership of a subsidiary	15,750	—	—
Contribution from owners of noncontrolling interests	79	1,750	—
Distribution to owners of noncontrolling interests	—	(216)	(74)
Net losses attributable to noncontrolling interests	(5,007)	(1,090)	(7,960)
Change in fair value of redeemable noncontrolling interests	(2,059)	1,033	(4,689)
Change in foreign currency translation adjustment	(267)	371	—
Other	(390)	—	2,111

Balance at December 31	$59,869	$28,180	$22,771

Accumulated other comprehensive income

	December 31,
	2010	2009
	(In thousands)
Foreign currency translation, net of tax	$16,027	$20,264
Unrealized gains on available-for-sale securities, net of tax	1,519	4,239

Accumulated other comprehensive income, net of tax	$17,546	$24,503

Revenue

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Service revenue	$1,522,217	$1,240,787	$1,307,556
Product revenue	114,598	105,908	102,522

Revenue	$1,636,815	$1,346,695	$1,410,078

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Cost of revenue

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cost of service revenue	$508,640	$352,824	$381,917
Cost of product revenue	85,176	77,025	75,033

Cost of revenue	$593,816	$429,849	$456,950

Other (expense) income, net

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Impairment of investment portfolio	$(7,844)	$(343)	$(13,322)
Gain on sale of Match Europe	—	132,244	—
Impairment of shares of Arcandor AG ("ARO") stock	—	(4,593)	(166,699)
Net (decrease) increase in the fair value of the derivative asset related to ARO stock	—	(58,097)	5,785
Loss on extinguishment of a portion of 7% Senior Notes due January 15, 2013 (the "Senior Notes")	—	—	(63,218)
Foreign exchange transaction gains, net	314	1,228	2,312
Other income, net	995	1,333	510

Other (expense) income, net	$(6,535)	$71,772	$(234,632)

NOTE 4—INCOME TAXES

        U.S. and foreign earnings (loss) from continuing operations before income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
U.S.	$20,603	$(1,046,009)	$78,174
Foreign	2,083	99,010	33,066

Total	$22,686	$(946,999)	$111,240

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current income tax provision (benefit):
Federal	$27,271	$(23,186)	$101,579
State	7,785	2,744	15,934
Foreign	3,097	2,209	5,282

Current income tax provision (benefit)	38,153	(18,233)	122,795

Deferred income tax (benefit) provision:
Federal	(7,031)	29,287	(57,057)
State	1,646	(769)	(96,828)
Foreign	(689)	(811)	395

Deferred income tax (benefit) provision	(6,074)	27,707	(153,490)

Income tax provision (benefit)	$32,079	$9,474	$(30,695)

        In 2008, the Company recorded a tax benefit of $30.7 million from continuing operations. This benefit included the net effect of several items related to the Spin-Off totaling $64.5 million. These items comprised: the reversal of $48.7 million of deferred tax liabilities related to the Company's investment in Ticketmaster; the establishment of a valuation allowance of $23.7 million associated with deferred tax assets that were distributed to Tree.com; and the recognition of a state and local deferred tax benefit of $39.5 million, primarily related to the re-measurement of deferred assets and liabilities at the Company's effective tax rate following the Spin-Off. The tax benefit also included an $11.6 million benefit of certain foreign tax credits generated by the sale of Jupiter Shop Channel Co., Ltd. ("Jupiter Shop").

        The current income tax payable was reduced by $5.2 million, $0.8 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to additional paid-in capital or a reduction in goodwill. In addition, the current income tax payable was reduced by $4.8 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively, for tax deductions attributable to settlements of vested stock-based awards denominated in subsidiaries' equity. The related income tax benefits were recorded as amounts charged or credited to additional paid-in-capital.

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

	December 31,
	2010	2009
Deferred tax assets:
Accrued expenses	$18,361	$18,929
Net operating loss carryforwards	35,298	35,210
Tax credit carryforwards	12,765	15,747
Stock-based compensation	68,633	68,126
Income tax reserves, including related interest	64,191	53,499
Intangible and other assets	10,339	27,256
Other	26,172	29,446

Total deferred tax assets	235,759	248,213
Less valuation allowance	(40,266)	(35,331)

Net deferred tax assets	195,493	212,882

Deferred tax liabilities:
Property and equipment	(16,648)	(17,572)
Investment in unconsolidated affiliates	(24,509)	(43,527)
Other	(8,124)	(6,494)

Total deferred tax liabilities	(49,281)	(67,593)

Net deferred tax asset	$146,212	$145,289

        Included in "Other non-current assets" in the accompanying consolidated balance sheet at December 31, 2010 and 2009 is a non-current deferred tax asset of $111.4 million and $103.8 million, respectively. In addition, included in "Other current assets" in the accompanying consolidated balance sheet at December 31, 2010 and 2009 is a current deferred tax asset of $34.9 million and $41.8 million, respectively. Included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at December 31, 2009 is a current deferred tax liability of $0.2 million. In addition, included in "Other long-term liabilities" in the accompanying consolidated balance sheet at December 31, 2010 is a non-current deferred tax liability of $0.1 million.

        At December 31, 2010, the Company had federal and state net operating losses ("NOLs") of $44.3 million and $134.0 million, respectively. If not utilized, the federal NOLs will expire at various times between 2020 and 2030, and the state NOLs will expire at various times between 2011 and 2030. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2010, the Company had foreign NOLs of $44.4 million available to offset future income. Of these foreign NOLs, $38.2 million can be carried forward indefinitely, and $4.3 million and $1.9 million will expire within five years and twenty years, respectively. During 2010, the Company recognized tax benefits related to NOLs of $4.7 million. Included in this amount was $3.7 million of tax benefits of acquired attributes which was recorded as a reduction of goodwill. At December 31, 2010, the Company had federal and state capital losses of $2.5 million and $209.9 million, respectively. If not utilized, the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

federal capital losses will expire in 2015, and the state capital losses will expire between 2013 and 2015. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.

        At December 31, 2010, the Company had tax credit carryforwards of $14.2 million. Of this amount, $8.1 million related to federal credits for foreign taxes, $5.3 million related to state tax credits for research activities, and $0.8 million related to various state and local tax credits. Of these credit carryforwards, $6.1 million can be carried forward indefinitely and $8.1 million will expire within ten years.

        During 2010, the Company's valuation allowance increased by $4.9 million. The valuation allowance increase primarily relates to net unbenefited unrealized losses on equity investments and foreign NOLs, partially offset by a write-off of previously unbenefited deferred tax assets for state capital loss carryforwards. At December 31, 2010, the Company had a valuation allowance of $40.3 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.

        A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings (loss) from continuing operations before income taxes is shown as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Income tax provision (benefit) at the federal statutory rate of 35%	$7,940	$(331,450)	$38,934
Change in tax reserves, net of effect of federal, state and foreign tax benefits	8,696	14,558	12,500
Foreign tax credits	(5,255)	(5,200)	(11,608)
Foreign income taxed at a different statutory tax rate	(4,957)	(182)	(6,398)
State income taxes, net of effect of federal tax benefit	4,794	1,129	(13,015)
Change in federal valuation allowance on investments in unconsolidated affiliates	3,627	1,446	9,522
Non-deductible expenses	3,069	2,576	3,441
Federal tax credits for research activities	(956)	(933)	(1,039)
Effect of change in estimated state tax rate	516	787	(39,456)
Tax exempt income	(481)	(1,148)	(2,400)
Net adjustment related to the reconciliation of income tax provision (benefit) accruals to tax returns, net of effect of federal tax benefit	(38)	(370)	(2,049)
Non-deductible impairments of goodwill and intangibles	13,661	315,886	—
Non-deductible goodwill associated with the sale of Match Europe	—	9,175	—
Reversal of deferred tax liability associated with investment in Ticketmaster	—	—	(48,695)
Establishment of valuation allowance on deferred tax assets distributed to Tree.com	—	—	23,685
Non-deductible expenses related to the Spin-Off	—	—	8,727
Other, net	1,463	3,200	(2,844)

Income tax provision (benefit)	$32,079	$9,474	$(30,695)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        No federal and state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating $75.8 million at December 31, 2010. The amount of the unrecognized deferred U.S. income tax liability with respect to such earnings is $18.6 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$394,294	$372,633	$245,168
Additions based on tax positions related to the current year	3,060	2,333	158,242
Additions for tax positions of prior years	9,897	35,432	11,761
Reductions for tax positions of prior years	(13,164)	(14,991)	(13,704)
Settlements	(1,025)	(1,113)	(26,304)
Expiration of applicable statute of limitations	(3,153)	—	(2,530)

Balance at end of year	$389,909	$394,294	$372,633

        At December 31, 2010 and 2009, unrecognized tax benefits, including interest, were $487.6 million and $462.9 million, respectively. The total unrecognized tax benefits as of December 31, 2010 include $11.9 million that have been netted against the related deferred tax assets. The remaining balance of $475.7 million is reflected in "non-current income taxes payable". Unrecognized tax benefits for the year ended December 31, 2010 decreased by $4.4 million due principally to a net decrease in deductible temporary differences and decreases in reserves established in prior years for statute lapses, partially offset by an increase in reserves related to research credits. Included in unrecognized tax benefits at December 31, 2010 is $101.7 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of December 31, 2010 are subsequently recognized, $103.1 million and $206.9 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. If unrecognized tax benefits as of December 31, 2009 are subsequently recognized, $94.3 million and $191.8 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $3.8 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations for the years ended December 31, 2010, 2009 and 2008 is a $9.1 million, $8.3 million and $8.4 million expense, respectively, net of related deferred taxes of $5.8 million, $5.5 million and $5.7 million, respectively, for interest on unrecognized tax benefits. Included in income tax expense from discontinued operations for the years ended December 31, 2010, 2009, and 2008 is a $7.0 million, $3.7 million and $(1.8) million expense (benefit), respectively, net of related deferred taxes of $4.4 million, $2.5 million and $0.9 million, respectively, for interest on unrecognized tax benefits. At December 31, 2010 and 2009, the Company has accrued $97.7 million and $68.7 million, respectively, for the payment of interest. Included in the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

income tax expense from continuing operations and discontinued operations for the year ended December 31, 2009 is a $3.1 million expense and a $1.3 million expense, respectively, for penalties on unrecognized tax benefits. At December 31, 2010 and 2009, the Company has accrued $5.0 million for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently examining the Company's tax returns for the years ended December 31, 2001 through 2006. The statute of limitations for these years has currently been extended to December 31, 2011, but is expected to be extended further. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with December 31, 2003. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $41.3 million within twelve months of the current reporting date primarily due to expirations of statutes of limitation, the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets, the reversal of state tax reserves based upon the receipt of favorable income tax rulings, and settlements. Included in this amount is $4.9 million which will reverse in the first quarter of 2011 as a result of the receipt of a favorable state income tax ruling. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        The Company tests goodwill and indefinite-lived intangible assets for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The Company also reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of a definite-lived intangible asset may not be recoverable. The Company performed its annual assessment for impairment of goodwill and indefinite-lived intangible assets as of October 1 in connection with the preparation of its annual financial statements.

        In connection with its annual assessment in 2010, the Company identified and recorded impairment charges at the Media & Other segment related to the write-down of the goodwill and indefinite-lived intangible assets of Shoebuy of $28.0 million and $4.5 million, respectively, and at the Search segment related to the write-down of an indefinite-lived intangible asset of IAC Search & Media of $11.0 million. The indefinite-lived intangible asset impairment charge at Shoebuy relates to trade names and trademarks. The goodwill and indefinite-lived intangible asset impairment charges at Shoebuy reflect expectations of lower revenue and profit performance in future years due to Shoebuy's 2010 fourth quarter revenue and profit performance, which is its seasonally strongest quarter. The indefinite-lived intangible asset impairment charge at IAC Search & Media is primarily due to lower future revenue projections associated with a trade name and trademark based largely upon the impact of 2010's full year results.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        In connection with its annual assessment and its review of definite-lived intangible assets in 2009, the Company identified and recorded impairment charges at the Search segment related to the write-down of the goodwill and indefinite-lived and definite-lived intangible assets of IAC Search & Media of $916.9 million, $104.1 million and $24.2 million, respectively. The goodwill and indefinite-lived intangible asset impairment charges reflected lower projections for revenue and profits at IAC Search & Media in future years that reflected the Company's consideration of industry growth rates, competitive dynamics and IAC Search & Media's operating strategies and the impact of these factors on the fair value of IAC Search & Media and its goodwill and indefinite-lived intangible assets. The indefinite-lived intangible asset impairment charge related to trade names and trademarks. The definite-lived intangible asset impairment charge primarily related to certain technology and advertiser relationships, the carrying values of which were no longer considered recoverable based upon an assessment of future cash flows related to these assets. Accordingly, these assets were written down to fair value.

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

        The Company determines the fair values of its reporting units using discounted cash flow ("DCF") analyses, and typically corroborates the concluded fair value using a market based valuation approach. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 20% in both 2010 and 2009.

        The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 13% to 20% in both 2010 and 2009, and the royalty rates used ranged from 1% to 10% in both 2010 and 2009.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The indefinite-lived and definite-lived intangible asset impairment charges are included in amortization of intangibles in the accompanying consolidated statement of operations.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	December 31,
	2010	2009
Goodwill	$989,493	$967,735
Intangible assets with indefinite lives	237,021	245,737
Intangible assets with definite lives, net	8,023	15,195

Total goodwill and intangible assets, net	$1,234,537	$1,228,667

        The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2010 (in thousands):

	Balance as of January 1, 2010	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of December 31, 2010
IAC Search & Media	$527,604	$7,323	$(923)	$—	$—	$534,004
CityGrid Media	17,450	—	—	—	—	17,450

Search	545,054	7,323	(923)	—	—	551,454
Match	253,812	37,375	—	—	6,787	297,974
ServiceMagic	110,689	—	—	—	(772)	109,917
Shoebuy	49,744	—	—	(28,032)	—	21,712
Connected Ventures	8,436	—	—	—	—	8,436

Media & Other	58,180	—	—	(28,032)	—	30,148

Total	$967,735	$44,698	$(923)	$(28,032)	$6,015	$989,493

        Additions principally relate to the acquisitions of Meetic's Latin American operations ("Parperfeito") on March 10, 2010, Singlesnet on March 2, 2010 and DailyBurn.com on May 18, 2010. The December 31, 2010 goodwill balance includes accumulated impairment losses of $916.9 million, $28.0 million and $11.6 million at IAC Search & Media, Shoebuy and Connected Ventures, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2009 (in thousands):

	Balance as of January 1, 2009	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of December 31, 2009
IAC Search & Media	$1,451,767	$—	$(7,298)	$(916,868)	$3	$527,604
CityGrid Media	9,330	8,120	—	—	—	17,450

Search	1,461,097	8,120	(7,298)	(916,868)	3	545,054
Match	225,558	62,365	(41,876)	—	7,765	253,812
ServiceMagic	107,369	4,014	(1,760)	—	1,066	110,689
Shoebuy	49,744	—	—	—	—	49,744
ReserveAmerica	25,415	—	(25,109)	—	(306)	—
Connected Ventures	8,436	—	—	—	—	8,436

Media & Other	83,595	—	(25,109)	—	(306)	58,180

Total	$1,877,619	$74,499	$(76,043)	$(916,868)	$8,528	$967,735

        Additions principally relate to the acquisition of People Media on July 13, 2009. Deductions principally relate to the sale of Match Europe on June 5, 2009 and the sale of ReserveAmerica on January 31, 2009. IAC Search & Media's goodwill at December 31, 2009 includes accumulated impairment losses of $916.9 million. Connected Ventures' goodwill at January 1, 2009 and December 31, 2009 includes accumulated impairment losses of $11.6 million.

        Intangible assets with indefinite-lives relate to trade names and trademarks acquired in various acquisitions. At December 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted- Average Amortization Life (Years)
Supplier agreements	$7,100	$(4,668)	$2,432	6.7
Customer lists	5,534	(5,298)	236	1.3
Technology	3,100	(1,817)	1,283	3.0
Other	8,871	(4,799)	4,072	4.2

Total	$24,605	$(16,582)	$8,023

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        At December 31, 2009, intangible assets with definite-lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted- Average Amortization Life (Years)
Supplier agreements	$17,020	$(12,207)	$4,813	6.0
Customer lists	8,019	(6,494)	1,525	1.2
Technology	5,958	(3,579)	2,379	3.6
Other	16,074	(9,596)	6,478	3.6

Total	$47,071	$(31,876)	$15,195

        Amortization of intangible assets with definite-lives is computed on a straight-line basis and, based on December 31, 2010 balances, such amortization is estimated to be as follows (in thousands):

Years Ending December 31,
2011	$4,116
2012	2,472
2013	1,366
2014	69

$8,023

NOTE 6—MARKETABLE SECURITIES

        At December 31, 2010, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$237,406	$773	$(16)	$238,163
States of the U.S. and state political subdivisions	110,478	373	(230)	110,621
U.S. Treasury securities	199,881	18	—	199,899

Total debt securities	547,765	1,164	(246)	548,683
Equity security	12,896	2,418	—	15,314

Total marketable securities	$560,661	$3,582	$(246)	$563,997

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES (Continued)

        At December 31, 2009, available-for-sale marketable securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$194,609	$841	$(258)	$195,192
State of the U.S. and state political subdivisions	110,650	1,228	(15)	111,863
U.S. Treasury securities	174,929	16	(2)	174,943
Other fixed term obligations	705	—	(17)	688

Total debt securities	480,893	2,085	(292)	482,686
Equity security	1,336	3,569	—	4,905

Total marketable securities	$482,229	$5,654	$(292)	$487,591

        The net unrealized gains in the tables above are included in accumulated other comprehensive income for their respective periods.

        The contractual maturities of debt securities classified as available-for-sale as of December 31, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$449,066	$449,813
Due after one year through five years	98,699	98,870

Total	$547,765	$548,683

        The following tables summarize those investments with unrealized losses that have been in a continuous unrealized loss position for less than twelve months and those in a continuous unrealized loss position for twelve months or longer (in thousands):

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$34,552	$(16)	$—	$—	$34,552	$(16)
State of the U.S. and state political subdivisions	39,171	(230)	—	—	39,171	(230)

Total	$73,723	$(246)	$—	$—	$73,723	$(246)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES (Continued)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$74,839	$(176)	$519	$(82)	$75,358	$(258)
State of the U.S. and state political subdivisions	4,501	(15)	—	—	4,501	(15)
U.S. Treasury securities	49,965	(2)	—	—	49,965	(2)
Other fixed term obligations	—	—	688	(17)	688	(17)

Total	$129,305	$(193)	$1,207	$(99)	$130,512	$(292)

        Substantially all of the Company's debt securities are rated investment grade or better. Because the Company does not intend to sell any marketable securities and it is not more likely than not that the Company will be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired at December 31, 2010.

        The following table presents the proceeds from sales and maturities of available-for-sale marketable securities and the related gross realized gains and losses (in thousands):

	December 31,
	2010	2009	2008
Proceeds from sales and maturities of available-for-sale marketable securities	$768,650	$293,629	$356,252
Gross realized gains	4,802	42,372	1,324
Gross realized losses	(19)	(12,414)	(52)

        Gross realized gains and losses from the sale of marketable securities and from the sale of investments are included in "Other (expense) income, net" and "Gain on sales of long-term investments", respectively, in the accompanying consolidated statement of operations.

        During the year ended December 31, 2010, $3.2 million of net unrealized gains, net of tax, included within other comprehensive income at December 31, 2009, were recognized into earnings. During the year ended December 31, 2009, $0.7 million of net unrealized gains, net of tax, included within other comprehensive income at December 31, 2008, were recognized into earnings.

        During 2008, the Company recorded an other-than-temporary impairment charge on marketable securities of $1.8 million that is included in "Other (expense) income, net" in the accompanying consolidated statement of operations. The decline in value was determined to be other-than-temporary due to the Company's assessment of the creditworthiness of the issuers of the securities. At December 31, 2008, the Company's management determined that the remaining gross unrealized losses on its available-for-sale marketable securities were temporary in nature because it was not more likely than not that the Company would be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity.

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

NOTE 7—LONG-TERM INVESTMENTS

        The balance of long-term investments is comprised of (in thousands):

	December 31,
	2010	2009
Equity method investments	$148,607	$200,373
Cost method investments	39,014	44,314
Auction rate securities	13,100	12,635
Long-term marketable equity security	—	15,608

Total long-term investments	$200,721	$272,930

Equity method investments

        At December 31, 2010, the carrying values of the Company's equity method investments, along with the principal market that the investee operates include:

	December 31,		Percent Ownership of Common Stock
	2010	2009
Meetic (Europe)	$130,043	$156,530	26.72%
The HealthCentral Network, Inc. (United States)	11,261	33,278	35.21%
Other	7,303	10,565

Total equity method investments	$148,607	$200,373

        During the first quarter of 2010, the Company recorded an $18.3 million impairment charge to write-down its investment in The HealthCentral Network, Inc. ("HealthCentral") to fair value. The decline in value was determined to be other-than-temporary due to HealthCentral's continued losses and negative operating cash flows, which are due, in part, to macroeconomic and industry specific factors. The valuation of our investment in HealthCentral reflects the Company's assessment of these factors. The Company estimated the fair value of its investment in HealthCentral using a multiple of

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS (Continued)

revenue approach in the context of a different valuation environment than that which prevailed when our initial investment was made. The Company records its share of the results of HealthCentral on a one-quarter lag and, along with the impairment charge, includes it within "Equity in (losses) income of unconsolidated affiliates" in the accompanying consolidated statement of operations. With respect to its investment in HealthCentral, the non-IAC stockholders have a fair value put right that is exercisable for a sixty-day period following the delivery of HealthCentral's audited financial statements for the year ended December 31, 2011. The Company has a fair value call right that is exercisable for a sixty-day period following the delivery of HealthCentral's audited financial statements for the year ended December 31, 2010. If the put or call is exercised IAC would have the obligation or right, respectively, to purchase all the shares held by the non-IAC stockholders; IAC can settle the purchase price in cash or IAC common shares at its option.

        On June 5, 2009, Match completed the sale of its European operations to Meetic and as consideration, Match received a 27% stake in Meetic. The difference between the carrying value of the Company's investment in Meetic and its underlying equity in the net assets of Meetic relates to indefinite and definite-lived intangible assets and goodwill. The definite-lived intangible assets have useful lives of not more than three years and a weighted-average life of approximately one year. The Company records its share of the results of Meetic along with any related amortization of intangibles on a one-quarter lag within "Equity in (losses) income of unconsolidated affiliates" in the accompanying consolidated statement of operations. In June 2010, a cash dividend was approved by Meetic's shareholders. The Company recorded its proportionate share of the dividend from Meetic of $11.4 million (€9.1 million) as a reduction to the carrying value of its investment in Meetic. The fair value of the investment in Meetic, based on its quoted market price, was $130.0 million (€99.0 million) at December 31, 2010 and $166.7 million (€115.8 million) at December 31, 2009.

        On December 8, 2008, the Company sold its 30% equity stake in Jupiter Shop, a Japanese TV shopping company, for $493.3 million. The transaction resulted in a pre-tax gain of $352.0 million, which is included in "Gain on sales of long-term investments" in the accompanying consolidated statement of operations. The pre-tax gain included $21.5 million of foreign currency translation gains that were recognized into earnings at the time of the sale. Additionally, in the fourth quarter of 2008, the Company recorded a $5.5 million impairment charge related to the write-down of an equity method investment to its fair value. The decline in value was determined to be other-than-temporary due to the equity method investee's operating losses, negative operating cash flows and the resulting need for changes to the investee's existing business model. The resulting valuation of the investee also reflected the assessment of market conditions and the investee's ability to successfully restructure. The impairment charge is included in "Equity in (losses) income of unconsolidated affiliates" in the accompanying consolidated statement of operations.

        On June 11, 2008, pursuant to an agreement with Points International, Ltd. ("Points"), IAC converted its preferred shares of Points into 29.4 million common shares of Points, sold 27.8 million of such common shares to a syndicate of underwriters for $42.4 million and surrendered the remaining 1.6 million common shares to Points for cancellation. In addition, IAC's nominees to the board of directors of Points stepped down. The transaction resulted in a pre-tax gain of $29.1 million, which is included in "Gain on sales of long-term investments" in the accompanying consolidated statement of operations. Prior to this transaction, IAC accounted for its investment in Points under the equity method due to IAC's representation on the board of directors of Points. Following this transaction,

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS (Continued)

IAC accounted for its remaining investment in Points as a marketable equity security. During the fourth quarter of 2009, IAC sold its remaining investment in Points resulting in a nominal gain.

        The Company's equity in (losses) income of its unconsolidated affiliates for each of the years in the three year period ended December 31, 2010 is presented below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Equity in losses of unconsolidated affiliates other than Jupiter Shop	$(25,676)	$(14,014)	$(13,196)
Equity in income of Jupiter Shop	—	—	29,836

Total	$(25,676)	$(14,014)	$16,640

        Summarized financial information for Jupiter Shop is as follows (in thousands):

November 30, 2008
Balance sheet data:
Current assets	$593,911
Non-current assets	88,568
Current liabilities	(143,466)
Non-current liabilities	(4,565)

For the period December 1, 2007 to November 30, 2008
Operating data:
Net sales	$1,021,215
Gross profit	501,849
Net income	99,452

        Summarized aggregated financial information of the Company's equity method investments is as follows (in thousands):

	September 30,
	2010	2009
Balance sheet data:
Current assets	$83,948	$116,406
Non-current assets	388,518	412,588
Current liabilities	(89,505)	(103,210)
Non-current liabilities	(18,900)	(17,725)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM INVESTMENTS (Continued)

	Twelve Months Ended September 30,
	2010	2009	2008
Operating data:
Net sales	$275,584	$114,128	$13,201
Gross profit	67,716	36,900	6,230
Net income (loss)	14,083	(4,966)	(21,756)

Cost method investments

        In the fourth quarter of 2010, the Company recorded a $7.8 million impairment charge related to the write-down of its cost method investment in Zip Express Installation ("Zip"). The impairment charge was determined to be other-than-temporary due to Zip's inability to achieve its 2010 cash flow forecast during its seasonally strongest fourth quarter and the Company's assessment that Zip would be unable to continue to operate without new outside financing. The impairment charge is included in "Other (expense) income, net" in the accompanying consolidated statement of operations.

        In the fourth quarter of 2008, the Company recorded a $7.1 million impairment charge related to the write-down of certain cost method investments to fair value. The decline in value was determined to be other other-than-temporary due to management's reassessment of the fair value of these investments due, in part, to operating results and valuations implied by capital transactions. The impairment charge is included in "Other (expense) income, net" in the accompanying consolidated statement of operations.

Auction rate securities

        See Note 8 for information regarding auction rate securities.

Long-term marketable equity security

        The marketable equity security that was considered long-term at December 31, 2009 is now considered short-term and included in "Marketable securities" in the accompanying consolidated balance sheet at December 31, 2010. The amortized cost basis of this long-term marketable equity security was $12.9 million at December 31, 2009, with a gross unrealized gain of $2.7 million included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. During 2008, the Company recorded a $4.8 million other-than-temporary impairment charge related to the write-down of this marketable equity security due to the significant decline in and the duration of the decline in its stock price. This impairment charge is included in "Other (expense) income, net" in the accompanying consolidated statement of operations. See Note 6 for additional information relating to this marketable equity security.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2010
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash equivalents:
Treasury and government agency money market funds	$275,108	$—	$—	$275,108
Commercial paper	—	309,183	—	309,183
Time deposits	—	26,050	—	26,050
Marketable securities:
Corporate debt securities	—	238,163	—	238,163
States of the U.S. and state political subdivisions	—	110,621	—	110,621
U.S. Treasury securities	199,899	—	—	199,899
Equity security	15,314	—	—	15,314
Long-term investments:
Auction rate securities	—	—	13,100	13,100

Total	$490,321	$684,017	$13,100	$1,187,438

	December 31, 2009
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash equivalents:
Treasury and government agency money market funds	$807,257	$—	$—	$807,257
Commercial paper	—	300,226	—	300,226
U.S. Treasury securities	25,000	—	—	25,000
Time deposits	—	41,850	—	41,850
Corporate debt securities	—	1,915	—	1,915
Marketable securities:
Corporate debt securities	—	195,192	—	195,192
States of the U.S. and state political subdivisions	—	111,863	—	111,863
U.S. Treasury securities	174,943	—	—	174,943
Other fixed term obligations	—	688	—	688
Equity security	4,905	—	—	4,905
Long-term investments:
Marketable equity security	15,608	—	—	15,608
Auction rate securities	—	—	12,635	12,635

Total	$1,027,713	$651,734	$12,635	$1,692,082

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Year Ended
	December 31, 2010	December 31, 2009
	Auction Rate Securities	Auction Rate Securities	Derivative Asset Related to ARO Stock
	(In thousands)
Balance at January 1	$12,635	$10,725	$57,189
Total net gains (losses) (realized and unrealized):
Included in earnings(a)	—	—	(57,189)
Included in other comprehensive income	465	1,910	—

Balance at December 31	$13,100	$12,635	$—

(a)
The loss associated with the derivative asset related to the ARO stock consists of a write-down of $58.1 million, described below, partially offset by foreign currency translation gains. This loss is unrealized and included in "Other (expense) income, net" in the accompanying consolidated statement of operations.

Auction rate securities

        Historically, the Company's auction rate securities ("ARS") had determinable market values arising from the auction process. However, these auctions began to fail in the third quarter of 2007. As a result of these failed auctions, the ARS no longer have readily determinable market values and are instead valued by discounting the estimated future cash flow streams of the securities over the lives of the securities. Credit spreads and other risk factors are also considered in establishing a fair value. At December 31, 2010, the ARS are rated either A+/WR or A/WR. The cost basis of these ARS is $15.0 million at December 31, 2010 and December 31, 2009, with gross unrealized losses of $1.9 million and $2.4 million at December 31, 2010 and December 31, 2009, respectively. Due to their high credit rating and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity, the Company does not consider the ARS to be other-than-temporarily impaired at December 31, 2010. The unrealized losses are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. The ARS mature in 2025 and 2035.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FINANCIAL INSTRUMENTS

        The fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies.

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$742,099	$742,099	$1,245,997	$1,245,997
Marketable securities	563,997	563,997	487,591	487,591
Long-term marketable equity security	—	—	15,608	15,608
Auction rate securities	13,100	13,100	12,635	12,635
Notes receivable	3,316	2,818	3,271	2,426
Long-term debt	(95,844)	(83,363)	(95,844)	(77,123)
Guarantee, letters of credit and surety bond	N/A	(362)	N/A	(535)

        The carrying value of cash equivalents approximates fair value due to their short-term maturity. The fair value of notes receivable is based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. The fair value of the guarantee, letters of credit and surety bond are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 2 for discussion of the fair value of marketable securities and the long-term marketable equity security and Note 8 for discussion of the fair value of the auction rate securities.

NOTE 10—LONG-TERM DEBT

        The balance of long-term debt is comprised of (in thousands):

	December 31,
	2010	2009
7.00% Senior Notes due January 15, 2013; interest payable each January 15 and July 15 which commenced July 15, 2003	$15,844	$15,844
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000

Long-term debt	$95,844	$95,844

        On July 11, 2008, IAC commenced a tender offer to purchase the outstanding Senior Notes. On August 20, 2008, the Company purchased for cash $456.7 million in principal amount of Senior Notes validly tendered. Concurrent with the tender offer and in connection with the Spin-Off, the Company exchanged an additional $277.4 million in principal amount of Senior Notes for the debt of ILG. In connection with the tender offer and the exchange, the Company recorded a net loss of $63.2 million on the extinguishment of $734.2 million of the Senior Notes which is recorded in "Other (expense) income, net" in the accompanying consolidated statement of operations.

        In connection with the financing of the construction of IAC's corporate headquarters, on August 31, 2005, the New York City Industrial Development Agency (the "Agency") issued $80 million

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LONG-TERM DEBT (Continued)

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHAREHOLDERS' EQUITY (Continued)

        On December 1, 2010, Mr. Diller, Chairman of the Board and Senior Executive of the Company, entered into an agreement with Liberty, pursuant to which Liberty exchanged with Mr. Diller an aggregate of 4.3 million shares of Class B common stock for the same number of shares of common stock held by Mr. Diller. In consideration of Mr. Diller waiving certain pre-existing rights under the Stockholders Agreement with respect to Liberty's transfer to IAC of shares of common stock and Class B common stock, the Company agreed to permit Mr. Diller to exchange with IAC, on a one-for-one basis, from time to time until September 1, 2011 up to 1.5 million shares of common stock for shares of Class B common stock.

        Further, on December 1, 2010, the Company entered into a stock exchange agreement with Liberty. Under the agreement, Liberty agreed to exchange with IAC an aggregate of 4.3 million shares of common stock described above and an aggregate of 8.5 million shares of Class B common stock for the outstanding shares of Celebrate Interactive, Inc., a wholly owned subsidiary of IAC, which owns all of the equity interests of Evite, Inc., Giftco, Inc. and IAC Advertising, LLC and $217.9 million in cash.

        The shares of common stock and Class B common stock exchanged by Liberty represented substantially all of the shares of common stock and all of the shares of Class B common stock owned beneficially and/or of record by Liberty.

        Following consummation of the above transaction, Mr. Diller, through his own holdings, has 4.3 million shares of IAC's outstanding Class B common stock representing 33.8% of the outstanding total voting power of the Company.

        Prior to December 1, 2010, in the event that IAC issued or proposed to issue any shares of IAC common stock or Class B common stock (with certain limited exceptions), including shares issued upon vesting of restricted stock units ("RSUs") and performance stock units ("PSUs"), or the exercise, conversion or exchange of options, warrants and convertible securities, Liberty had preemptive rights that entitled it to purchase, subject to a cap, a number of IAC common shares so that Liberty maintained the identical ownership interest in IAC that Liberty had immediately prior to such issuance or proposed issuance. Any purchase by Liberty was allocated between IAC common stock and Class B common stock in the same proportion as the issuance or issuances giving rise to the preemptive right, except to the extent that Liberty opted to acquire shares of IAC common stock in lieu of shares of IAC Class B common stock. Liberty did not exercise its preemptive right in the third quarter of 2010 and was not entitled to exercise its preemptive right in 2009 as its ownership, at the time of notice, had exceeded the established cap.

Description of Preferred Stock

        IAC's Board of Directors has the authority to designate, by resolution, the powers, preferences, rights and qualifications, limitations and restrictions of preferred stock issued by IAC without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over shares of IAC common stock and shares of IAC Class B common stock with respect to dividend or liquidation rights or both. At December 31, 2010 and 2009 there was no preferred stock issued and outstanding.

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 52.7 million shares of IAC common stock were reserved as of December 31, 2010.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHAREHOLDERS' EQUITY (Continued)

Warrants

        A summary of changes in outstanding warrants is as follows:

	December 31, 2010
	Number of IAC Common Shares Underlying Warrants	Weighted Average Strike Price
	(Shares in thousands)
Outstanding at January 1, 2010	18,300	$28.08
Issued	—	—
Exercised	—	—
Expired	(3)	15.11

Outstanding at December 31, 2010	18,297	$28.08

        During the years ended December 31, 2009 and 2008 there were approximately 11.6 million and 148,000 warrants exercised, respectively. No warrants were issued during the years ended December 31, 2009 and 2008.

        At December 31, 2010, warrants to acquire shares of IAC common stock were outstanding as follows:

	Expiration Date	Number of IAC Common Shares Underlying Warrants Outstanding At December 31, 2010	Average Strike per IAC Share
		(In thousands)
Issued in Vivendi deal:
Tranche 1	5/7/12	13,749	$26.87
Tranche 2	5/7/12	4,548	$31.75

		18,297	$28.08

Common Stock Repurchases

        During 2010 and 2009, the Company purchased 23.1 million and 32.1 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $530.9 million and $554.2 million, respectively. In addition, on December 1, 2010, the Company completed the tax-free exchange of Evite, Gifts.com, IAC Advertising Solutions and $217.9 million in cash for substantially all of Liberty's equity stake in IAC, representing 8.5 million shares of Class B common stock and 4.3 million shares of common stock. On February 26, 2010, the Company announced that its Board of Directors authorized the repurchase of up to an additional 20 million shares of IAC common stock. At December 31, 2010, the Company had approximately 7.2 million shares remaining in its share repurchase authorization.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

	Years Ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(9,393)	$(9,393)	$(956,473)	$(956,473)	$141,935	$141,935
Net loss attributable to noncontrolling interests	5,007	5,007	1,090	1,090	7,960	7,960

(Loss) earnings from continuing operations attributable to IAC shareholders	(4,386)	(4,386)	(955,383)	(955,383)	149,895	149,895
Income (loss) from discontinued operations, net of tax(a)	103,745	103,745	(23,439)	(23,439)	(306,096)	(306,096)

Net earnings (loss) attributable to IAC shareholders	$99,359	$99,359	$(978,822)	$(978,822)	$(156,201)	$(156,201)

Denominator:
Weighted average basic shares outstanding	106,274	106,274	138,599	138,599	139,850	139,850
Dilutive securities including stock options, warrants, RSUs and PSUs(b)(c)	—	—	—	—	—	4,126

Denominator for earnings per share—weighted average shares(b)(c)	106,274	106,274	138,599	138,599	139,850	143,976

Earnings (loss) per share attributable to IAC shareholders:
(Loss) earnings per share from continuing operations	$(0.04)	$(0.04)	$(6.89)	$(6.89)	$1.07	$1.04
Discontinued operations, net of tax	0.97	0.97	(0.17)	(0.17)	(2.19)	(2.12)

Earnings (loss) per share	$0.93	$0.93	$(7.06)	$(7.06)	$(1.12)	$(1.08)

(a)
Amounts include in 2010 the gain on the Liberty Exchange and in 2008 the gain on the sale of EPI.

(b)
For the years ended December 31, 2010 and 2009, the Company had losses from continuing operations and as a result, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the years ended December 31, 2010 and 2009, approximately 39.2 million and

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EARNINGS PER SHARE (Continued)

  38.0 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants, vesting of RSUs and PSUs and the conversion of the Ask Zero Coupon Convertible Subordinated Notes due June 1, 2008 (the "Convertible Notes"). For the year ended December 31, 2008, approximately 39.9 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. During the second quarter of 2008 all outstanding Convertible Notes were fully converted.

NOTE 13—STOCK-BASED COMPENSATION

        IAC currently has two active plans under which awards have been granted, which cover stock options to acquire shares of IAC common stock, RSUs, PSUs and restricted stock, as well as provide for the future grant of these and other equity awards. These plans are: the IAC 2008 Stock and Annual Incentive Plan (the "2008 Plan") and the IAC 2005 Stock and Annual Incentive Plan (the "2005 Plan"). Under the 2008 Plan, the Company was originally authorized to grant stock options, RSUs, PSUs, restricted stock and other equity based awards for up to 20.0 million shares of IAC common stock. Under the 2005 Plan, the Company was originally authorized to grant stock options, RSUs, PSUs, restricted stock and other equity based awards for up to 20.0 million shares of IAC common stock, adjusted to reflect IAC's one-for-two reverse stock split in August 2008. The active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2010, there were 12.7 million shares available for grant under the Company's stock-based compensation plans.

        The plans described above have a stated term of ten years and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards to date have generally vested in equal annual installments over a four-year period and RSU awards to date have generally vested in equal annual installments over a five-year period, in each case, from the grant date. PSU awards to date generally cliff vest at the end of a two to three-year period from the date of grant. In addition to equity awards outstanding under the two active plans described above, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.

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

        In connection with the Spin-Off, the majority of outstanding share-based compensation instruments of the Company were modified. Accordingly, on August 20, 2008, the Company recorded a one-time charge of $31.5 million of which $15.1 million was included in continuing operations and $16.5 million

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

was included in discontinued operations. This one-time charge was principally related to the acceleration of RSUs granted prior to August 8, 2005 or that were scheduled to vest on or before February 28, 2009. In addition, PSUs granted to non-corporate employees in 2007 were not accelerated but were converted into RSUs with the same vesting schedule. All equity awards held by IAC employees were converted into either awards denominated solely in IAC common shares or a combination of IAC common shares and the common shares of the spun-off businesses, in all cases with appropriate adjustments to the number of shares of common stock, and exercise prices in the case of options, underlying each such award to maintain pre- and post spin-off values. The total incremental compensation cost resulting from the modification was $20.7 million for employees that remained IAC employees following the Spin-Off. This cost will be recognized over the vesting period of the awards. For the years ended December 31, 2010 and 2009 and for the period from August 20, 2008 to December 31, 2008, $4.8 million, $8.5 million and $3.5 million, respectively, of this incremental compensation cost was recognized in the accompanying consolidated statement of operations.

        The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 related to stock-based compensation was $32.2 million, $26.8 million and $33.7 million, respectively.

        As of December 31, 2010, there was $137.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock Options

        A summary of changes in outstanding stock options is as follows:

	December 31, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2010	14,666	$20.89
Granted	2,389	24.84
Exercised	(2,184)	17.90
Forfeited	(729)	18.86
Expired	(724)	23.27

Outstanding at December 31, 2010	13,418	$22.06	6.9	$103,730

Options exercisable	6,069	$24.17	5.7	$39,670

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. Approximately 2.4 million, 0.9 million and 15.7 million stock options were granted by the Company during the years ended December 31, 2010, 2009 and 2008, respectively.

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. During 2010, expected stock price volatilities are estimated based on the Company's historical volatility. Prior

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

to 2010, due to the lack of sufficient historical IAC stock price volatilities subsequent to the Spin-Off, expected stock price volatilities were estimated based on historical stock price volatilities of peer companies operating in the same industry sector as IAC. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	30%	59%	47%
Risk-free interest rate	2.4%	2.1%	2.6%
Expected term	5.6 years	4.9 years	4.4 years
Dividend yield	0	0	0

        The weighted average fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 with exercise prices equal to the market prices of IAC's common stock on the date of grant was $6.38, $8.95 and $7.46, respectively. The weighted average exercise price and weighted average fair value of stock options granted during the years ended December 31, 2010 and 2008 with exercise prices greater than the market value of IAC's common stock on the date of grant were $32.00 and $11.05; and $22.69 and $6.48, respectively. There were no stock options issued during the year ended December 31, 2009 with exercise prices greater than the market value of IAC's common stock on the date of grant.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $16.4 million, $2.8 million and $7.6 million, respectively.

        Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2010, 2009 and 2008 were: $39.1 million and $8.6 million; $3.8 million and $0.8 million; and $8.5 million and $2.1 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2010	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(Shares in thousands)
$0.01 to $10.00	71	1.4	$6.37	71	1.4	$6.37
$10.01 to $20.00	5,446	7.2	16.41	2,163	6.8	16.21
$20.01 to $30.00	5,192	7.2	21.92	1,876	5.8	22.82
$30.01 to $40.00	2,008	6.5	31.42	1,258	4.4	31.07
$40.01 to $50.00	701	4.4	41.80	701	4.4	41.80

	13,418	6.9	$22.06	6,069	5.7	$24.17

Restricted Stock Units and Performance Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. With the exception of awards to non-U.S. employees, which are settled in cash, all awards are settled in stock. Each RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all RSUs and PSUs for which vesting is considered probable. For RSU grants to U.S. employees, the expense is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term. For PSU grants to U.S. employees, the expense is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term if the performance targets are considered probable of being achieved.

        The expense associated with RSU awards to non-U.S. employees is initially measured at fair value at the grant date and expensed over the vesting term, subject to mark-to-market adjustments for changes in the price of IAC common stock, as compensation expense within general and administrative expense. At December 31, 2010, 2009 and 2008, 0.1 million, less than 0.1 million and 0.1 million international awards were outstanding, respectively. Cash payments related to awards to international employees, including employees of businesses currently presented within discontinued operations, totaled $0.1 million, $0.3 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

        As of December 31, 2010, 2009 and 2008 there were no outstanding nonvested restricted stock awards. Nonvested RSUs and PSUs outstanding as of December 31, 2010 and changes during the year ended December 31, 2010 were as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2010	2,395	$25.82	1,815	$22.03
Granted	336	32.58	3,014	21.99
Vested	(1,065)	28.98	—	—
Forfeited	(98)	23.07	(931)	23.99

Nonvested at December 31, 2010	1,568	$24.78	3,898	$21.52

(a)
Included in the table are PSUs which cliff vest at the end of two or three years in varying amounts depending upon certain performance conditions. In all, depending on the award the number of shares vesting can range from 0% to 250% of the initial "target" award. The PSU table above includes these awards at their maximum.

        The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2010, 2009 and 2008 based on market prices of IAC's common stock on the grant date was $23.05, $19.95 and $21.22, respectively. The total fair value of restricted stock, RSUs and PSUs that vested during the years ended December 31, 2010, 2009 and 2008 was $23.6 million, $5.3 million and $72.2 million, respectively.

Equity Instruments Denominated in the Shares of Certain Subsidiaries

        IAC has granted phantom equity units and stock options in various operating subsidiaries to certain members of the subsidiaries' management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. In some cases, IAC has taken a preferred interest in the subsidiary with a face value equal to the subsidiary's acquisition price or, when funding a start-up business, its investment cost, or a certain other fixed amount. In some cases, these preferred interests accrete with paid-in-kind dividends at a prescribed rate of return. The value of the phantom equity units and stock options is tied to the value of the common stock of the entity, with the equity awards management receives as a whole generally representing a small minority of the total common stock outstanding. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the preferred interest (including the accretion of dividends), our investment cost or other fixed amount or, in the case of stock options, the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock or cash at the option of IAC, with fair market value determined by negotiation or arbitration, at various dates through 2015. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as non-cash compensation over the vesting term. The aggregate number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, as of December 31, 2010 is 3.0 million shares, which is included in the calculation of diluted earnings per share if the effect is dilutive. The comparable amount as of December 31, 2009 was 2.0 million shares.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Entities included in discontinued operations, as described in Note 15, are excluded from the tables below except for the schedule of assets, in which they are included in corporate. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of Media & Other, do not meet the quantitative thresholds that require presentation as separate operating segments.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue:
Search	$837,134	$681,781	$753,075
Match	400,723	342,598	365,505
ServiceMagic	181,423	155,813	123,914
Media & Other	219,896	168,787	182,116
Inter-segment elimination	(2,361)	(2,284)	(14,532)

Total	$1,636,815	$1,346,695	$1,410,078

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Operating Income (Loss):
Search	$112,867	$(980,231)	$106,085
Match	115,367	84,655	75,490
ServiceMagic	16,448	13,383	23,983
Media & Other	(47,539)	(22,061)	(44,180)
Corporate	(147,348)	(133,733)	(205,632)

Total	$49,795	$(1,037,987)	$(44,254)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Operating Income Before Amortization(a):
Search	$125,549	$91,615	$144,940
Match	122,057	94,124	91,266
ServiceMagic	18,165	21,286	26,244
Media & Other	(12,009)	(19,699)	(25,334)
Corporate	(64,183)	(65,465)	(120,942)

Total	$189,579	$121,861	$116,174

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

	December 31,
	2010	2009
	(In thousands)
Segment Assets(b):
Search	$280,773	$250,475
Match	196,177	233,919
ServiceMagic	13,834	21,607
Media & Other	43,674	23,973
Corporate	1,670,559	2,257,248

Total	$2,205,017	$2,787,222

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Depreciation:
Search	$38,341	$33,118	$35,822
Match	11,042	9,821	8,825
ServiceMagic	3,986	3,344	3,249
Media & Other	2,285	3,936	6,987
Corporate	8,243	11,172	12,833

Total	$63,897	$61,391	$67,716

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Capital expenditures:
Search	$21,934	$19,590	$29,524
Match	10,087	7,814	10,989
ServiceMagic	4,884	3,565	2,516
Media & Other	2,289	2,734	7,927
Corporate	635	235	8,027

Total	$39,829	$33,938	$58,983

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

        Revenue by geography is based on where the customer is located. Geographic information about the United States and international territories is presented below:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue
United States	$1,359,655	$1,138,820	$1,134,649
All other countries	277,160	207,875	275,429

Total	$1,636,815	$1,346,695	$1,410,078

	December 31,
	2010	2009
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$267,060	$289,464
All other countries	868	869

Total	$267,928	$290,333

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings (loss) attributable to IAC shareholders in total (in thousands):

	Year Ended December 31, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Goodwill Impairment	Operating Income (Loss)
Search	$125,549	$(334)	$(12,348)	$—	$112,867
Match	122,057	153	(6,843)	—	115,367
ServiceMagic	18,165	—	(1,717)	—	16,448
Media & Other	(12,009)	(934)	(6,564)	(28,032)	(47,539)
Corporate	(64,183)	(83,165)	—	—	(147,348)

Total	$189,579	$(84,280)	$(27,472)	$(28,032)	49,795

Other expense, net					(27,109)

Earnings from continuing operations before income taxes					22,686
Income tax provision					(32,079)

Loss from continuing operations					(9,393)
Gain on Liberty Exchange					140,768
Loss from discontinued operations, net of tax					(37,023)

Net earnings					94,352
Net loss attributable to noncontrolling interests					5,007

Net earnings attributable to IAC shareholders					$99,359

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Amortization of Non-Cash Marketing	Goodwill Impairment	Operating (Loss) Income
Search	$91,615	$(588)	$(147,896)	$(6,494)	$(916,868)	$(980,231)
Match	94,124	(154)	(4,940)	(4,375)	—	84,655
ServiceMagic	21,286	(150)	(2,754)	(4,999)	—	13,383
Media & Other	(19,699)	(921)	(1,441)	—	—	(22,061)
Corporate	(65,465)	(68,268)	—	—	—	(133,733)

Total	$121,861	$(70,081)	$(157,031)	$(15,868)	$(916,868)	(1,037,987)

Other income, net						90,988

Loss from continuing operations before income taxes						(946,999)
Income tax provision						(9,474)

Loss from continuing operations						(956,473)
Loss from discontinued operations, net of tax						(23,439)

Net loss						(979,912)
Net loss attributable to noncontrolling interests						1,090

Net loss attributable to IAC shareholders						$(978,822)

	Year Ended December 31, 2008
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Amortization of Non-Cash Marketing	Goodwill Impairment	Operating Income (Loss)
Search	$144,940	$—	$(33,956)	$(4,899)	$—	$106,085
Match	91,266	—	(673)	(15,103)	—	75,490
ServiceMagic	26,244	(727)	(1,534)	—	—	23,983
Media & Other	(25,334)	(356)	(6,890)	—	(11,600)	(44,180)
Corporate	(120,942)	(84,690)	—	—	—	(205,632)

Total	$116,174	$(85,773)	$(43,053)	$(20,002)	$(11,600)	(44,254)

Other income, net						155,494

Earnings from continuing operations before income taxes						111,240
Income tax benefit						30,695

Earnings from continuing operations						141,935
Gain on sale of discontinued operations, net of tax						23,314
Loss from discontinued operations, net of tax						(329,410)

Net loss						(164,161)
Net loss attributable to noncontrolling interests						7,960

Net loss attributable to IAC shareholders						$(156,201)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

        The following tables reconcile segment assets to total assets (in thousands):

	December 31, 2010
	Segment Assets	Goodwill	Indefinite-lived Intangibles	Definite-lived Intangibles	Total Assets
Search	$280,773	$551,454	$168,500	$1,941	$1,002,668
Match(c)	196,177	297,974	42,118	979	537,248
ServiceMagic	13,834	109,917	12,823	3,231	139,805
Media & Other	43,674	30,148	13,580	1,872	89,274
Corporate(d)	1,670,559	—	—	—	1,670,559

Total	$2,205,017	$989,493	$237,021	$8,023	$3,439,554

	December 31, 2009
	Segment Assets	Goodwill	Indefinite-lived Intangibles	Definite-lived Intangibles	Total Assets
Search	$250,475	$545,054	$179,500	$3,290	$978,319
Match(c)	233,919	253,812	35,314	2,765	525,810
ServiceMagic	21,607	110,689	12,823	5,253	150,372
Media & Other	23,973	58,180	18,100	3,887	104,140
Corporate(d)	2,257,248	—	—	—	2,257,248

Total	$2,787,222	$967,735	$245,737	$15,195	$4,015,889

(c)
Included in the segment assets of Match is its investment in Meetic, which is accounted for as an equity method investment.

(d)
Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.

NOTE 15—DISCONTINUED OPERATIONS

        On December 1, 2010, IAC completed the tax-free exchange of Evite, Gifts.com, IAC Advertising Solutions and $217.9 million in cash for substantially all of Liberty's equity stake in IAC resulting in a gain of $140.8 million. In addition, during the fourth quarter of 2010, InstantAction ceased operations. During 2008, IAC completed the Spin-Off and sold EPI for $34.9 million, which resulted in a pre-tax loss of $37.4 million and an after-tax gain of $22.3 million. The net assets of EPI included goodwill of $19.1 million.

        Discontinued operations include Evite, Gifts.com and IAC Advertising Solutions through December 1, 2010, HSNi, ILG, Ticketmaster and Tree.com through August 20, 2008, EPI through May 30, 2008, and InstantAction for all periods presented.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—DISCONTINUED OPERATIONS (Continued)

        The revenue and net loss for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenue	$35,963	$38,163	$3,195,734

Loss before income taxes	$(42,744)	$(20,876)	$(325,601)
Income tax benefit (provision)	5,721	(2,563)	(3,809)

Net loss	$(37,023)	$(23,439)	$(329,410)

        Included in "Loss before income taxes" in the table above for the year ended December 31, 2010 is an impairment charge related to the goodwill of InstantAction of $31.6 million. Included in "Loss before income taxes" for the year ended December 31, 2008 are impairment charges related to the goodwill and indefinite-lived intangible assets of HSNi of $221.5 million and $78.5 million, respectively, and of Tree.com of $132.5 million and $33.4 million, respectively.

NOTE 16—COMMITMENTS

        The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under the data center lease agreement. These operating expenses are not included in the table below.

        Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2011	$20,474
2012	19,932
2013	16,418
2014	13,243
2015	12,080
Thereafter	207,002

Total	$289,149

        Expenses charged to operations under these agreements were $31.1 million, $26.4 million and $25.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS (Continued)

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Letters of credit and surety bond	$9,510	$9,374	$136	$—	$—
Purchase obligations	68,457	16,243	31,877	20,337	—

Total commercial commitments	$77,967	$25,617	$32,013	$20,337	$—

        The letters of credit primarily support the Company's casualty insurance program. The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. Purchase obligations also include minimum payments due under telecommunication contracts related to data transmission lines.

NOTE 17—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See Note 4 for additional information related to income tax contingencies.

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

        During 2010, IAC received a dividend from Meetic, which the Company deemed to be a partial return of its investment. Accordingly, the dividend is reflected as a cash flow from an investing activity in the accompanying consolidated statement of cash flows.

Supplemental Disclosure of Non-Cash Transactions for 2010

        On December 1, 2010, in accordance with the Company's stock exchange agreement with Liberty, IAC exchanged $217.9 million in cash and all the outstanding shares of Celebrate Interactive, Inc., a wholly owned subsidiary of IAC that held all the equity interests of Evite, Inc., Giftco, Inc. and IAC Advertising, LLC, for substantially all of Liberty's shares of IAC common stock and all of its shares of Class B common stock, which were valued at $364.2 million based on the closing price of IAC common stock on December 1, 2010.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

        On March 10, 2010, Match and Meetic completed a transaction in which Match contributed its Latin American business ("Match Latam") and Meetic contributed Parperfeito to a newly formed venture. These contributions, along with a $3.0 million payment from Match to Meetic, resulted in each party owning a 50% equity interest in the newly formed venture, which was valued at $72 million. Match controls the venture through its voting interests. Accordingly, this transaction was accounted for as an acquisition of Parperfeito and a decrease in ownership of Match Latam. No gain or loss was recognized on this transaction as the fair value of the consideration received by Match equaled the fair value of the assets exchanged.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash paid (received) during the period for:
Interest	$5,113	$5,682	$54,464
Income tax payments	19,311	8,397	16,191
Income tax refunds	(72,198)	(136,435)	(15,397)

NOTE 19—RELATED PARTY TRANSACTIONS

        On December 1, 2010, the Company completed a tax-free exchange with Liberty. See Note 11 for additional information regarding this exchange.

        In connection with and following the Expedia spin-off, the Company and Expedia entered into various commercial agreements, which generally include distribution agreements, services agreements and advertising agreements, as well as a cost sharing agreement. Transactions related to these agreements have, in recent years, been immaterial. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia.

        In addition, each of the Company and Expedia has a 50% ownership interest in an aircraft that may be used by both companies. Members of this aircraft's flight crew are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. From 2008 through 2010, total payments made to this entity by the Company were immaterial.

NOTE 20—BENEFIT PLANS

        IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the plan for the years ended December 31, 2010, 2009 and 2008 were $4.9 million, $4.5 million and $5.3 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.

        IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2010, 2009 and 2008 were $0.4 million, $0.5 million and $0.7 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31(a)(b)(c)	Quarter Ended June 30(b)(c)	Quarter Ended September 30(c)	Quarter Ended December 31(d)(i)
	(In thousands, except per share data)
Year Ended December 31, 2010
Revenue	$378,178	$394,244	$412,966	$451,427
Cost of revenue	131,149	140,638	147,933	174,096
Operating income (loss)	8,925	24,633	37,684	(21,447)
(Loss) earnings from continuing operations, net of tax	(14,597)	15,421	22,440	(32,657)
(Loss) earnings from discontinued operations, net of tax	(4,727)	(2,586)	(4,795)	115,853
Net (loss) earnings	(19,324)	12,835	17,645	83,196
Net (loss) earnings attributable to IAC shareholders	(18,705)	13,591	17,509	86,964
Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations(h)	$(0.12)	$0.15	$0.22	$(0.30)
Diluted (loss) earnings per share from continuing operations(h)	$(0.12)	$0.14	$0.21	$(0.30)
Basic (loss) earnings per share(h)	$(0.16)	$0.12	$0.17	$(0.90)
Diluted (loss) earnings per share(h)	$(0.16)	$0.12	$0.16	$(0.90)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED) (Continued)

	Quarter Ended March 31(b)(c)	Quarter Ended June 30(b)(c)(e)	Quarter Ended September 30(b)(c)(f)	Quarter Ended December 31(g)
	(In thousands, except per share data)
Year Ended December 31, 2009
Revenue	$326,047	$334,052	$330,904	$355,692
Cost of revenue	107,377	102,840	100,694	118,938
Operating (loss) income	(24,465)	7,431	14,629	(1,035,582)
(Loss) earnings from continuing operations, net of tax	(24,533)	44,735	28,404	(1,005,079)
Loss from discontinued operations, net of tax	(4,111)	(4,338)	(7,106)	(7,884)
Net (loss) earnings	(28,644)	40,397	21,298	(1,012,963)
Net (loss) earnings attributable to IAC shareholders	(28,386)	40,813	21,682	(1,012,931)
Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations(h)	$(0.16)	$0.31	$0.22	$(7.87)
Diluted (loss) earnings per share from continuing operations(h)	$(0.16)	$0.30	$0.21	$(7.87)
Basic (loss) earnings per share(h)	$(0.19)	$0.28	$0.16	$(7.94)
Diluted (loss) earnings per share(h)	$(0.19)	$0.28	$0.16	$(7.94)

(a)
The first quarter of 2010 includes an after-tax impairment charge of $18.3 million related to the write-down of the Company's investment in HealthCentral to fair value.

(b)
During the third quarter of 2010, certain expenses were reclassified from cost of revenue and product development expense to selling and marketing expense and general and administrative expense. Accordingly, cost of revenue presented above for periods prior to the third quarter of 2010 differs from the amounts reflected in the Company's quarterly reports on Form 10-Q for the first and second quarter of 2010 and the first, second and third quarter of 2009.

(c)
The quarterly data presented above reflects the classification of Evite, Gifts.com, IAC Advertising Solutions and InstantAction as discontinued operations with effect from January 1, 2009. Accordingly, quarterly financial data presented above differs from the amounts reflected in the Company's quarterly reports on Form 10-Q for the first, second and third quarters of 2010 and 2009.

(d)
The fourth quarter of 2010 includes after-tax impairment charges of $30.8 million related to the write-down of the goodwill and intangible assets of Shoebuy and $11.0 million related to the write-down of an indefinite-lived intangible asset of IAC Search & Media and an after-tax impairment charge of $4.6 million related to the Company's investment in Zip.

(e)
The second quarter of 2009 includes an after-tax gain of $64.3 million related to the sale of Match Europe, partially offset by an after-tax loss of $7.7 million related to the sale of 4.3 million shares of ARO stock, an after-tax impairment of $2.6 million related to the Company's then remaining 1.1 million shares of ARO stock and an after-tax loss of $25.5 million related to the write-down of the CVR.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED) (Continued)

(f)
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

(g)
The fourth quarter of 2009 includes an after-tax impairment charge of $991.9 million related to the write-down of the goodwill and intangible assets of IAC Search & Media and an after-tax loss of $12.1 million related to the write-down of the CVR.

(h)
Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.

Discontinued operations

(i)
The fourth quarter of 2010 includes a gain of $140.8 million related to the tax-free exchange of Evite, Gifts.com and IAC Advertising Solutions to Liberty, and an after-tax impairment charge of $31.6 million related to the write-down of the goodwill of InstantAction.

NOTE 22—SUBSEQUENT EVENTS (UNAUDITED)

        On February 1, 2011, IAC contributed The Daily Beast, previously reported in IAC's Media & Other segment, to a newly formed venture with Newsweek called The Newsweek/Daily Beast Company LLC ("The Newsweek Daily Beast"). Pursuant to this transaction, IAC and Newsweek each own 50% of The Newsweek Daily Beast and operate it jointly. Accordingly, IAC will account for its interest in The Newsweek Daily Beast using the equity method.

        On February 2, 2011, Match acquired OkCupid for $50.0 million in cash, plus potential additional payments that are contingent upon OkCupid achieving certain performance criteria.

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

        As required by Rule 13a-15(b) of the Exchange Act, IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chairman and Senior Executive, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2010, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.

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

Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2010.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2011

Item 9B.    Other Information

        Not applicable.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Stockholders, or the 2011 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Information Concerning Named Executives Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2011 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2011 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2011 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2011 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding ownership of IAC common stock and Class B common stock and securities authorized for issuance under IAC's various equity compensation plans is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions involving IAC and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and

"Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this Report:

(1)
Consolidated Financial Statements of IAC

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Balance Sheet as of December 31, 2010 and 2009.

Consolidated Statement of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statement of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

(2)
Consolidated Financial Statement Schedule of IAC

Schedule Number
II	Valuation and Qualifying Accounts.

        All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3)
Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated herein by reference to the location indicated or furnished herewith.

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among the Registrant, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.

Exhibit No.	Description	Location
4.1	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and BNY Mellon Shareowner Services (successor to The Bank of New York), as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 17, 2002.
4.2	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, by and between the Registrant and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	Tax Sharing Agreement, dated as of August 20, 2008, by and among the Registrant, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Incorporated by reference to Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.6	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.7	Amended and Restated IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.8	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.9	Form of Terms and Conditions of Annual Vesting Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.10	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

Exhibit No.	Description	Location
10.11	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.12	Amended and Restated 2000 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.(1)	Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.13	Amended and Restated 2007 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.(1)	Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.14	IAC/InterActiveCorp Executive Deferred Compensation Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.15	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.16	Match.com, Inc. Equity Program(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.
10.17	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of December 22, 2010.(1)(2)
10.18	Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.19	Amended and Restated Employment Agreement between Thomas J. McInerney and the Registrant, dated as of December 1, 2010.(1)(2)
10.20	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.21	Google Services Agreement, dated as of January 1, 2008, between the Registrant and Google.	Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
21.1	Subsidiaries of the Registrant as of December 31, 2010.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit No.	Description	Location
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	XBRL Instance(4)
101.SCH	XBRL Taxonomy Extension Schema(4)
101.CAL	XBRL Taxonomy Extension Calculation(4)
101.DEF	XBRL Taxonomy Extension Definition(4)
101.LAB	XBRL Taxonomy Extension Labels(4)
101.PRE	XBRL Taxonomy Extension Presentation(4)

(1)
Reflects management contracts and management and director compensatory plans.

(2)
Filed herewith.

(3)
Furnished herewith.

(4)
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

March 1, 2011	IAC/INTERACTIVECORP
	By:	/s/ GREGORY R. BLATT Gregory R. Blatt Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2011:

Signature	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Senior Executive and Director
/s/ GREGORY R. BLATT Gregory R. Blatt	Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Vice Chairman and Director
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Senior Vice President and Controller (Chief Accounting Officer)
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director
/s/ DONALD R. KEOUGH Donald R. Keough	Director

Signature	Title

/s/ BRYAN LOURD Bryan Lourd	Director
/s/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director
/s/ DAVID S. ROSENBLATT David S. Rosenblatt	Director
/s/ ALAN G. SPOON Alan G. Spoon	Director
/s/ ALEXANDER VON FURSTENBERG Alexander von Furstenberg	Director
/s/ RICHARD F. ZANNINO Richard F. Zannino	Director
/s/ MICHAEL P. ZEISSER Michael P. Zeisser	Director

Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In Thousands)
2010
Allowance for doubtful accounts and revenue reserves	$10,515	$9,013	(1)	$81		$(10,761	)(4)	$8,848
Sales returns accrual	873	40		—		—		913
Deferred tax valuation allowance	35,331	4,511	(2)	424	(3)	—		40,266
Other reserves	2,666							1,555
2009
Allowance for doubtful accounts and revenue reserves	$10,293	$10,361	(1)	$(520)		$(9,619	)(4)	$10,515
Sales returns accrual	794	79		—		—		873
Deferred tax valuation allowance	39,515	(1,728	)(5)	(2,456	)(6)	—		35,331
Other reserves	3,079							2,666
2008
Allowance for doubtful accounts and revenue reserves	$8,180	$8,635	(1)	$(176)		$(6,346	)(4)	$10,293
Sales returns accrual	749	45		—		—		794
Deferred tax valuation allowance	22,263	15,970	(7)	1,282	(8)	—		39,515
Other reserves	2,280							3,079

(1)
Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(2)
Amount is primarily related to net unbenefited unrealized losses on equity investments including the impairment charge for our investments in HealthCentral and an increase in foreign net operating losses partially offset by a write-off of previously unbenefited deferred tax assets for state capital loss carryforwards.

(3)
Amount is primary related to unbenefited unrealized losses in other comprehensive income.

(4)
Write-off of fully reserved accounts receivable.

(5)
Amount is primarily related to a decrease in state net operating losses partially offset by an increase for unbenefited state capital loss carryforwards and foreign net operating losses.

(6)
Amount is primarily related to the release of a valuation allowance on net benefited losses for 2009 unrealized gains in other comprehensive income.

(7)
Amount is primarily related to other-than-temporary losses related to investments.

(8)
Amount is primarily related to unbenefited unrealized losses in other comprehensive income.