Form 10-Q
period 2011-03-31
IAC/INTERACTIVECORP
filed 2011-05-06
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 6, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of April 22, 2011, the following shares of the registrant's common stock were outstanding:

Common Stock	85,292,756
Class B Common Stock	4,595,378

Total outstanding Common Stock	89,888,134

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 22, 2011 was $2,711,241,049. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$848,595	$742,099
Marketable securities	468,890	563,997
Accounts receivable, net of allowance of $8,942 and $8,848, respectively	131,735	119,581
Other current assets	118,115	118,308

Total current assets	1,567,335	1,543,985
Property and equipment, net	262,569	267,928
Goodwill	1,074,885	989,493
Intangible assets, net	248,431	245,044
Long-term investments	199,179	200,721
Other non-current assets	184,230	192,383

TOTAL ASSETS	$3,536,629	$3,439,554

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$57,943	$56,375
Deferred revenue	92,658	78,175
Accrued expenses and other current liabilities	254,018	222,323

Total current liabilities	404,619	356,873
Long-term debt	95,844	95,844
Income taxes payable	478,203	475,685
Other long-term liabilities	19,906	20,350
Redeemable noncontrolling interests	60,117	59,869
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 227,471,581 and 225,873,751 shares, respectively, and outstanding 85,268,800 and 84,078,621 shares, respectively	227	226
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 4,595,378 and 4,289,499 shares, respectively	16	16
Additional paid-in capital	11,457,311	11,428,749
Accumulated deficit	(633,948)	(652,018)
Accumulated other comprehensive income	20,843	17,546
Treasury stock 153,764,902 and 153,663,130 shares, respectively	(8,366,509)	(8,363,586)

Total shareholders' equity	2,477,940	2,430,933

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,536,629	$3,439,554

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Revenue	$460,213	$378,178
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	172,718	131,149
Selling and marketing expense	140,250	130,381
General and administrative expense	76,291	73,964
Product development expense	17,722	14,792
Depreciation	13,439	15,793
Amortization of intangibles	2,457	3,174

Total costs and expenses	422,877	369,253

Operating income	37,336	8,925
Equity in losses of unconsolidated affiliates	(1,879)	(22,613)
Other income, net	752	5,236

Earnings (loss) from continuing operations before income taxes	36,209	(8,452)
Income tax provision	(16,041)	(6,145)

Earnings (loss) from continuing operations	20,168	(14,597)
Loss from discontinued operations, net of tax	(1,948)	(4,727)

Net earnings (loss)	18,220	(19,324)
Net (earnings) loss attributable to noncontrolling interests	(150)	619

Net earnings (loss) attributable to IAC shareholders	$18,070	$(18,705)

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations	$0.22	$(0.12)
Diluted earnings (loss) per share from continuing operations	$0.21	$(0.12)
Basic earnings (loss) per share	$0.20	$(0.16)
Diluted earnings (loss) per share	$0.19	$(0.16)
Non-cash compensation expense by function:
Cost of revenue	$1,082	$941
Selling and marketing expense	1,035	983
General and administrative expense	16,400	18,143
Product development expense	1,644	1,478

Total non-cash compensation expense	$20,161	$21,545

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$18,220	$(19,324)
Less: loss from discontinued operations, net of tax	1,948	4,727

Earnings (loss) from continuing operations	20,168	(14,597)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	13,439	15,793
Amortization of intangibles	2,457	3,174
Non-cash compensation expense	20,161	21,545
Deferred income taxes	6,374	6,816
Equity in losses of unconsolidated affiliates	1,879	22,613
Gain on sales of investments	(846)	(3,989)
Changes in current assets and liabilities:
Accounts receivable	(13,711)	(12,129)
Other current assets	(1,008)	(2,955)
Accounts payable and other current liabilities	(13,714)	4,816
Income taxes payable	(195)	6,997
Deferred revenue	14,263	6,544
Other, net	4,625	1,920

Net cash provided by operating activities attributable to continuing operations	53,892	56,548

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(48,269)	(9,759)
Capital expenditures	(8,294)	(11,490)
Proceeds from sales and maturities of marketable debt securities	190,936	195,665
Purchases of marketable debt securities	(98,484)	(284,933)
Proceeds from sales of investments	7,829	5,325
Purchases of long-term investments	(604)	(213)
Other, net	40	(2,371)

Net cash provided by (used in) investing activities attributable to continuing operations	43,154	(107,776)

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	—	(246,154)
Issuance of common stock, net of withholding taxes	(1,081)	2,471
Excess tax benefits from stock-based awards	9,680	4,800
Other, net	20	—

Net cash provided by (used in) financing activities attributable to continuing operations	8,619	(238,883)

Total cash provided by (used in) continuing operations	105,665	(290,111)

Net cash used in activities attributable to discontinued operations	(1,047)	(386)
Effect of exchange rate changes on cash and cash equivalents	1,878	(3,228)

Net increase (decrease) in cash and cash equivalents	106,496	(293,725)
Cash and cash equivalents at beginning of period	742,099	1,245,997

Cash and cash equivalents at end of period	$848,595	$952,272

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

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest, whether through voting interests or variable interests. The Company's consolidated financial statements include one variable interest entity, in which the Company has a controlling financial interest through voting rights and is also the primary beneficiary. Intercompany transactions and accounts have been eliminated. Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

        The accompanying unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2010 have been reclassified to present Evite, Gifts.com, IAC Advertising Solutions and InstantAction, all of which were previously reported in IAC's Media & Other segment, as discontinued operations. In addition, certain other prior year amounts have been reclassified to conform to the current year presentation.

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

Certain Risks and Concentrations

        A substantial portion of the Company's revenue is attributable to online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior could adversely affect our operating results. A significant majority of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"). On April 8, 2011, this agreement was amended and extended through March 31, 2016. For the three months ended March 31, 2011 and 2010, revenue earned from Google is $214.9 million and $171.5 million, respectively. The majority of this revenue is earned by the businesses comprising the Search segment. Accounts receivable related to revenue earned from Google totaled $77.3 million at March 31, 2011 and $70.5 million at December 31, 2010.

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

	March 31, 2011	December 31, 2010
	(In thousands)
Buildings and leasehold improvements	$234,483	$234,328
Computer equipment and capitalized software	184,441	183,055
Furniture and other equipment	41,394	41,930
Projects in progress	3,203	2,944
Land	5,117	5,117

	468,638	467,374
Less: accumulated depreciation and amortization	(206,069)	(199,446)

Property and equipment, net	$262,569	$267,928

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Redeemable noncontrolling interests

	March 31, 2011	December 31, 2010
	(In thousands)
Balance at January 1	$59,869	$28,180
Noncontrolling interests related to acquisitions	—	23,583
Noncontrolling interest created by a decrease in the ownership of a subsidiary	—	15,750
Contribution from owners of noncontrolling interests	20	79
Net earnings (loss) attributable to noncontrolling interests	150	(5,007)
Change in fair value of redeemable noncontrolling interests	—	(2,059)
Change in foreign currency translation adjustment	78	(267)
Other	—	(390)

Balance at end of period	$60,117	$59,869

Accumulated other comprehensive income

	March 31, 2011	December 31, 2010
	(In thousands)
Foreign currency translation adjustment, net of tax	$16,955	$16,027
Unrealized gains on available-for-sale securities, net of tax	3,888	1,519

Accumulated other comprehensive income, net of tax	$20,843	$17,546

Other income (expense), net

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Interest income	$1,302	$1,635
Interest expense	(1,355)	(1,323)
Gain on sales of investments	846	3,989
Other	(41)	935

Other income, net	$752	$5,236

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Comprehensive income (loss)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$18,070	$(18,705)

Change in foreign currency translation adjustment, net of tax	928	(4,673)
Change in net unrealized gains (losses) on available-for-sale securities, net of tax	2,369	(5,209)

Other comprehensive income (loss)	3,297	(9,882)

Comprehensive income (loss)	$21,367	$(28,587)

        The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings. The amount of unrealized gains, net of tax, reclassified out of accumulated other comprehensive income into earnings related to the sales and maturities of available-for-sale securities for the three months ended March 31, 2011 and 2010 were $0.1 million and $2.5 million, respectively.

NOTE 3—INCOME TAXES

        At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision for the quarter in which the change occurs.

        For the three months ended March 31, 2011, the Company recorded an income tax provision for continuing operations of $16.0 million, which represents an effective tax rate of 44%. The tax rate for the three months ended March 31, 2011 is higher than the federal statutory rate of 35% due principally to interest for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates. For the three months ended March 31, 2010, the Company recorded an income tax provision for continuing operations of $6.1 million on a pre-tax loss of $8.5 million. The continuing operations income tax provision, despite a pre-tax loss, is due principally to a valuation allowance on the deferred tax asset created by the impairment charge for our investment in The HealthCentral Network, Inc. ("HealthCentral"), interest on income tax contingencies and state taxes.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

        At March 31, 2011 and December 31, 2010, unrecognized tax benefits, including interest, are $490.2 million and $487.6 million, respectively. Of the total unrecognized tax benefits at March 31, 2011, $478.2 million is included in "non-current income taxes payable," $11.9 million relates to deferred tax assets included in "other non-current assets" and $0.1 million is included in "accrued expenses and other current liabilities." Included in unrecognized tax benefits at March 31, 2011 is $98.4 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at March 31, 2011 are subsequently recognized, $106.1 million and $208.7 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations and discontinued operations, respectively. In addition, a continuing operations income tax provision of $4.3 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2011 is a $2.1 million expense and a $1.5 million expense, respectively, net of related deferred taxes of $1.3 million and $0.9 million, respectively, for interest on unrecognized tax benefits. At March 31, 2011 and December 31, 2010, the Company has accrued $103.6 million and $97.7 million, respectively, for the payment of interest. At March 31, 2011 and December 31, 2010, the Company has accrued $5.0 million for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its review of the Company's tax returns for the years ended December 31, 2001 through 2003 and the proposed settlement has been submitted to the Joint Committee of Taxation for approval. The IRS is currently examining the Company's tax returns for the years ended December 31, 2004 through 2006. The statute of limitations for the years 2001 through 2006 has currently been extended to December 31, 2012. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with December 31, 2003. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $64.3 million within twelve months of the current reporting date, of which approximately $15.7 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitation, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 4—BUSINESS COMBINATION

        On January 20, 2011, Match acquired OkCupid for $50.0 million in cash, plus potential additional consideration that is contingent upon OkCupid's 2011 earnings performance. The amount of the additional contingent consideration ranges from $0 to $40.0 million. The fair value of the contingent consideration arrangement at the acquisition date was $40.0 million and is included in "Accrued

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—BUSINESS COMBINATION (Continued)

expenses and other current liabilities" in the accompanying consolidated balance sheet at March 31, 2011. The Company estimated the fair value of the contingent consideration using a probability weighted earnings model, which incorporates significant unobservable inputs.

NOTE 5—MARKETABLE SECURITIES

        At March 31, 2011, available-for-sale marketable securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$217,940	$701	$(19)	$218,622
States of the U.S. and state political subdivisions	110,192	407	(100)	110,499
U.S. Treasury securities	124,937	25	—	124,962

Total debt securities	453,069	1,133	(119)	454,083
Equity security	10,224	4,583	—	14,807

Total marketable securities	$463,293	$5,716	$(119)	$468,890

        At December 31, 2010, available-for-sale marketable securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$237,406	$773	$(16)	$238,163
States of the U.S. and state political subdivisions	110,478	373	(230)	110,621
U.S. Treasury securities	199,881	18	—	199,899

Total debt securities	547,765	1,164	(246)	548,683
Equity securities	12,896	2,418	—	15,314

Total marketable securities	$560,661	$3,582	$(246)	$563,997

        The net unrealized gains in the tables above are included in accumulated other comprehensive income for their respective periods.

        The contractual maturities of debt securities classified as available-for-sale at March 31, 2011 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$359,970	$360,676
Due after one year through five years	93,099	93,407

Total	$453,069	$454,083

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—MARKETABLE SECURITIES (Continued)

        The following table summarizes investments in marketable securities that have been in a continuous unrealized loss position for less than twelve months (in thousands):

	March 31, 2011		December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$14,848	$(19)	$34,552	$(16)
States of the U.S. and state political subdivisions	15,665	(100)	39,171	(230)

Total	$30,513	$(119)	$73,723	$(246)

        At March 31, 2011 and December 31, 2010, there are no investments in marketable securities that have been in a continuous unrealized loss position for twelve months or longer.

        Substantially all of the Company's debt securities are rated investment grade. Because the Company does not intend to sell any marketable securities and it is not more likely than not that the Company will be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired at March 31, 2011.

        The following table presents the proceeds from sales and maturities of available-for-sale marketable securities and the related gross realized gains and losses (in thousands):

	Three Months Ended March 31,
	2011	2010
Proceeds from sales and maturities of available-for-sale marketable securities	$198,765	$200,990
Gross realized gains	894	4,249
Gross realized losses	(18)	—

        Gross realized gains and losses from the sale of marketable securities and from the sale of investments are included in "Other income, net" in the accompanying consolidated statement of operations.

NOTE 6—EQUITY METHOD INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        At March 31, 2011 and December 31, 2010, the carrying values of the Company's investments in unconsolidated affiliates accounted for under the equity method totaled $150.9 million and $148.6 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet.

        During the first quarter of 2010, the Company recorded an $18.3 million impairment charge to write-down its investment in HealthCentral to fair value. The decline in value was determined to be other-than-temporary due to HealthCentral's continued losses and negative operating cash flows, which are due, in part, to macroeconomic and industry specific factors. The valuation of our investment in HealthCentral reflected the Company's assessment of these factors. The Company estimated the fair value of its investment in HealthCentral using a multiple of revenue approach in the context of a different valuation environment than that which prevailed when our initial investment was made. The Company records its share of the results of HealthCentral on a one-quarter lag and, along with the related impairment charge, includes it within "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.

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

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2011
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Treasury and government agency money market funds	$386,478	$—	$—	$386,478
Commercial paper	—	289,088	—	289,088
Time deposits	—	25,650	—	25,650
Marketable securities:
Corporate debt securities	—	218,622	—	218,622
States of the U.S. and state political subdivisions	—	110,499	—	110,499
U.S. Treasury securities	124,962	—	—	124,962
Equity security	14,807	—	—	14,807
Long-term investments:
Auction rate security	—	—	9,050	9,050

Total	$526,247	$643,859	$9,050	$1,179,156

Liabilities:
Contingent consideration arrangement	$—	$—	$40,000	$40,000

Total	$—	$—	$40,000	$40,000

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2010
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
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

        The following table presents the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2011		2010
	Auction Rate Securities	Contingent Consideration Arrangement	Auction Rate Securities
	(In thousands)
Balance at January 1	$13,100	$—	$12,635
Total net gains (realized and unrealized):
Included in other comprehensive income	950	—	785
Fair value at date of acquisition	—	40,000	—
Settlements	(5,000)	—	—

Balance at March 31	$9,050	$40,000	$13,420

        There are no gains or losses included in earnings for the three months ended March 31, 2011 and 2010, relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

Auction rate securities

        Historically, the Company's auction rate securities ("ARS") had determinable market values arising from the auction process. However, these auctions began to fail in the third quarter of 2007. As a result of these failed auctions, the ARS no longer have readily determinable market values and are instead valued by discounting the estimated future cash flow streams of the securities over the lives of the securities. Credit spreads and other risk factors are also considered in establishing a fair value. During the first quarter of 2011, one of the ARS was redeemed at its par value of $5.0 million. The cost basis of ARS is $10.0 million and $15.0 million at March 31, 2011 and December 31, 2010, respectively, with gross unrealized losses of $1.0 million and $1.9 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the remaining auction rate security is rated A/WR. Due to its high credit rating and because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider the auction rate security to be other-than-temporarily impaired at March 31, 2011. The unrealized losses are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. The remaining auction rate security matures in 2035.

Contingent consideration arrangement

        See Note 4 for information regarding the contingent consideration arrangement.

Assets measured at fair value on a nonrecurring basis

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are measured at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements predominantly based on Level 3 inputs. See Note 6 for a description of an impairment charge recorded in the first quarter of 2010 related to an equity method investment.

NOTE 8—FINANCIAL INSTRUMENTS

        The fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$848,595	$848,595	$742,099	$742,099
Marketable securities	468,890	468,890	563,997	563,997
Auction rate securities	9,050	9,050	13,100	13,100
Notes receivable	3,289	2,728	3,316	2,818
Contingent consideration arrangement	(40,000)	(40,000)	—	—
Long-term debt	(95,844)	(85,036)	(95,844)	(83,363)
Guarantee of equity method investee debt	(4,000)	(4,000)	—	—
Letters of credit and surety bond	N/A	(346)	N/A	(362)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FINANCIAL INSTRUMENTS (Continued)

        The carrying value of cash equivalents approximates fair value due to their short-term maturity. The fair value of notes receivable is based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. The fair value of the letters of credit and surety bond are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 5 for discussion of the fair value of marketable securities, Note 7 for discussion of the fair value of the auction rate securities and Note 4 for discussion of the fair value of the contingent consideration arrangement.

        In connection with the formation of The Newsweek Daily Beast Company joint venture on January 31, 2011, the Company guaranteed, on a recourse basis, 50% of The Newsweek Daily Beast Company's $10.0 million line of credit. At March 31, 2011, $8.0 million had been drawn on this line of credit. The carrying value of the Company's investment in this joint venture is $(5.1) million, which includes the Company's proportionate share of the guarantee. The carrying value of the investment is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at March 31, 2011.

        At March 31, 2011 and December 31, 2010, the carrying values of the Company's investments accounted for under the cost method totaled $39.2 million and $39.0 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings (loss) from continuing operations	$20,168	$20,168	$(14,597)	$(14,597)
Net (earnings) loss attributable to noncontrolling interests	(150)	(150)	619	619

Earnings (loss) from continuing operations attributable to IAC shareholders	20,018	20,018	(13,978)	(13,978)
Loss from discontinued operations, net of tax	(1,948)	(1,948)	(4,727)	(4,727)

Net earnings (loss) attributable to IAC shareholders	$18,070	$18,070	$(18,705)	$(18,705)

Denominator:
Weighted average basic shares outstanding	89,081	89,081	116,446	116,446
Dilutive securities including stock options, warrants, RSUs and PSUs(a)(b)	—	4,595	—	—

Denominator for earnings per share—weighted average shares(a)(b)	89,081	93,676	116,446	116,446

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share from continuing operations	$0.22	$0.21	$(0.12)	$(0.12)
Discontinued operations, net of tax	(0.02)	(0.02)	(0.04)	(0.04)

Earnings (loss) per share	$0.20	$0.19	$(0.16)	$(0.16)

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs") and performance stock units ("PSUs"). For the three months ended March 31, 2011, approximately 12.4 million shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
For the three months ended March 31, 2010, the Company had a loss from continuing operations and as a result, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the three months ended March 31, 2010, approximately 39.0 million shares related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 10—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION (Continued)

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenue:
Search	$248,604	$198,961
Match	111,597	89,275
ServiceMagic	46,293	42,212
Media & Other	54,280	48,115
Inter-segment elimination	(561)	(385)

Total	$460,213	$378,178

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating Income (Loss):
Search	$49,088	$31,057
Match	23,429	13,702
ServiceMagic	3,808	2,396
Media & Other	(3,724)	(3,812)
Corporate	(35,265)	(34,418)

Total	$37,336	$8,925

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating Income Before Amortization:
Search	$49,386	$31,541
Match	24,988	14,806
ServiceMagic	4,177	2,859
Media & Other	(3,366)	(2,396)
Corporate	(15,231)	(13,166)

Total	$59,954	$33,644

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Depreciation:
Search	$6,981	$9,063
Match	2,300	3,028
ServiceMagic	1,070	918
Media & Other	809	540
Corporate	2,279	2,244

Total	$13,439	$15,793

        Revenue by geography is based on where the customer is located. Geographic information about the United States and international territories is presented below:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenue:
United States	$372,662	$314,442
All other countries	87,551	63,736

Total	$460,213	$378,178

	March 31, 2011	December 31, 2010
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$261,643	$267,060
All other countries	926	868

Total	$262,569	$267,928

        The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. The Company believes this measure is useful to investors because it represents the operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation and acquisition-related accounting. IAC endeavors to compensate for the limitations of the non-U.S. GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP and descriptions of the reconciling items, including quantifying such items, to derive the non-U.S. GAAP measure.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION (Continued)

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reporting segments and to net earnings (loss) attributable to IAC shareholders in total (in thousands):

	Three Months Ended March 31, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$49,386	$—	$(298)	$49,088
Match	24,988	—	(1,559)	23,429
ServiceMagic	4,177	—	(369)	3,808
Media & Other	(3,366)	(127)	(231)	(3,724)
Corporate	(15,231)	(20,034)	—	(35,265)

Total	$59,954	$(20,161)	$(2,457)	37,336

Equity in losses of unconsolidated affiliates				(1,879)
Other income, net				752

Earnings from continuing operations before income taxes				36,209
Income tax provision				(16,041)

Earnings from continuing operations				20,168
Loss from discontinued operations, net of tax				(1,948)

Net earnings				18,220
Net earnings attributable to noncontrolling interests				(150)

Net earnings attributable to IAC shareholders				$18,070

	Three Months Ended March 31, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$31,541	$(147)	$(337)	$31,057
Match	14,806	(26)	(1,078)	13,702
ServiceMagic	2,859	—	(463)	2,396
Media & Other	(2,396)	(120)	(1,296)	(3,812)
Corporate	(13,166)	(21,252)	—	(34,418)

Total	$33,644	$(21,545)	$(3,174)	8,925

Equity in losses of unconsolidated affiliates				(22,613)
Other income, net				5,236

Loss from continuing operations before income taxes				(8,452)
Income tax provision				(6,145)

Loss from continuing operations				(14,597)
Loss from discontinued operations, net of tax				(4,727)

Net loss				(19,324)
Net loss attributable to noncontrolling interests				619

Net loss attributable to IAC shareholders				$(18,705)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—CONTINGENCIES

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

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions for the Three Months Ended March 31, 2011

        On February 8, 2011, in connection with the tax-free exchange with Liberty Media Corporation in the fourth quarter of 2010, the Company received 0.1 million shares of IAC common stock, valued at $2.9 million, in fulfillment of post-closing working capital adjustments.

        On January 31, 2011, IAC contributed The Daily Beast, previously reported in IAC's Media & Other segment, to a newly formed venture with Harman Newsweek called The Newsweek Daily Beast Company. Pursuant to this transaction, IAC and Harman Newsweek each own 50% of The Newsweek Daily Beast Company and operate it jointly.

        The consideration for the acquisition of OkCupid on January 20, 2011 includes a contingent consideration arrangement which is described in Note 4.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        IAC is a leading internet company with more than 50 brands serving consumer audiences across more than 30 countries… our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Search segment; its Match and ServiceMagic segments; the businesses comprising its Media & Other segment; as well as investments in unconsolidated affiliates.

        For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2010.

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three months ended March 31, 2011 and 2010 (dollars in thousands).

	Three Months Ended March 31,
	2011	Growth	2010*
Revenue:
Search	$248,604	25%	$198,961
Match	111,597	25%	89,275
ServiceMagic	46,293	10%	42,212
Media & Other	54,280	13%	48,115
Inter-segment elimination	(561)	(46)%	(385)

Total	$460,213	22%	$378,178

	Three Months Ended March 31,
	2011	Growth	2010*
Operating Income (Loss):
Search	$49,088	58%	$31,057
Match	23,429	71%	13,702
ServiceMagic	3,808	59%	2,396
Media & Other	(3,724)	2%	(3,812)
Corporate	(35,265)	(2)%	(34,418)

Total	$37,336	318%	$8,925

	Three Months Ended March 31,
	2011	Growth	2010*
Operating Income Before Amortization:
Search	$49,386	57%	$31,541
Match	24,988	69%	14,806
ServiceMagic	4,177	46%	2,859
Media & Other	(3,366)	(40)%	(2,396)
Corporate	(15,231)	(16)%	(13,166)

Total	$59,954	78%	$33,644

*
In the fourth quarter of 2010, IAC exchanged (on a tax-free basis) our Evite, Gifts.com and IAC Advertising Solutions businesses and cash for substantially all of Liberty Media Corporation's ("Liberty") equity stake in IAC and InstantAction ceased operations. Accordingly, the results of these businesses, which were all previously reported in IAC's Media & Other segment are excluded from the tables above and are presented as discontinued operations.

        Refer to Note 10 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to operating income (loss).

Consolidated Results

Revenue

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Revenue	$460,213	22%	$378,178

        Revenue in 2011 increased $82.0 million from 2010 primarily as a result of revenue increases of $49.6 million from Search, $22.3 million from Match, $6.2 million from Media & Other and $4.1 million from ServiceMagic. The increase in revenue from Search reflects strong growth from Mindspark's B2B and proprietary operations as well as improvements from destination websites and CityGrid Media. The increase in revenue from Match reflects strong growth from Match.com U.S., People Media and Chemistry.com (collectively referred to as "Core"). Also contributing to the increase in revenue from Match is the full quarter contribution of Singlesnet, acquired March 2, 2010, Match's venture with Meetic in Latin America, which was not in the prior year period, and OkCupid, acquired January 20, 2011. The increase in revenue from Media & Other was driven by growth at Shoebuy, Notional, Electus and Vimeo, partially offset by a decline at Pronto and the inclusion in 2010 of revenue associated with profit participations related to our former interest in Reveille. The increase in revenue from ServiceMagic benefited from growth in both its domestic and international operations.

        A substantial portion of the Company's revenue is attributable to online advertising. A significant majority of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"). On April 8, 2011, this agreement was amended and extended through March 31, 2016. For the three months ended March 31, 2011 and 2010, revenue earned from Google is $214.9 million and $171.5 million, respectively. The majority of this revenue is earned by the businesses comprising the Search segment.

Cost of revenue

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Cost of revenue	$172,718	32%	$131,149
As a percentage of revenue	38%	285 bp	35%

bp
= basis points

        Cost of revenue consists primarily of traffic acquisition costs. Traffic acquisition costs consist of payments made to partners who distribute Mindspark's customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes Shoebuy's cost of products sold and shipping and handling costs, as well as expenses associated with the operation of the Company's data centers, including compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, rent, energy and bandwidth costs, and content acquisition costs.

        Cost of revenue in 2011 increased $41.6 million from 2010 primarily due to increases of $27.9 million from Search, $8.2 million from Media & Other and $4.2 million from Match. The increase in cost of revenue from Search was primarily due to an increase of $24.5 million in traffic acquisition costs related to the increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites. Cost of revenue from Media & Other increased due to an increase of $3.2 million in the cost of products sold and $1.1 million in shipping and handling costs at Shoebuy resulting from increased sales and higher fuel costs. Also contributing to the increase in cost of sales from Media & Other are increases from Notional and Electus, partially offset by a decrease from The Daily Beast which, following the formation of The Newsweek Daily Beast Company joint venture with Harman Newsweek on January 31, 2011, has been accounted for as an equity method investment. The increase in cost of revenue from Match was primarily due to the acquisition of Singlesnet and the formation of the Latin America venture, which was not in the prior year period, as well as an increase in compensation and other employee-related costs, due in part, to an increase in average headcount.

Selling and marketing expense

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$140,250	8%	$130,381
As a percentage of revenue	30%	(400) bp	34%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales, sales support and customer service functions. Advertising and promotional expenditures include online marketing, including fees paid to search engines and third parties that distribute Mindspark's downloadable applications, and offline marketing, including television and radio advertising.

        Selling and marketing expense in 2011 increased $9.9 million from 2010 primarily due to increases of $6.8 million from Match and $5.7 million from Search, partially offset by a decrease of $2.3 million from Media & Other. The increase in selling and marketing expense from Match is due to an increase of $7.2 million in advertising and promotional expenditures, due in part, to advertising spend associated with an agreement entered into during the second quarter of 2010 with Yahoo! Inc. and the formation of the Latin America venture, which was not in the prior year period. The increase in selling and marketing expense from Search is due to an increase of $6.4 million in advertising and promotional expenditures, driven primarily by marketing efforts related to new product launches at Mindspark, partially offset by a decrease in compensation and other employee-related costs. Selling and marketing expense from Media & Other decreased primarily due to lower online marketing costs at Pronto.

General and administrative expense

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$76,291	3%	$73,964
As a percentage of revenue	17%	(298) bp	20%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2011 increased $2.3 million from 2010 primarily due to increases of $1.9 million from ServiceMagic, $1.0 million from Match and $0.9 million from Media & Other, partially offset by a decrease of $1.7 million from Search. General and administrative expense at ServiceMagic increased primarily due to the inclusion in 2010 of a reversal of a $1.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which was not earned. The increase in general and administrative expense from Match is primarily due to an increase in professional fees. The increase in general and administrative expense from Media & Other is principally due to Electus, Proust and Mobile Hatch, which was not in the prior year period, partially offset by The Daily Beast, which has been accounted for as an equity method investment from January 31, 2011 as described above. The decrease in general and administrative expense from Search is primarily due to a decrease in litigation related expenses.

Product development expense

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Product development expense	$17,722	20%	$14,792
As a percentage of revenue	4%	(6) bp	4%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2011 increased $2.9 million from 2010 primarily due to increases of $1.8 million from Search and $0.9 million from Match. Contributing to the increase in product development expense at Search is a decrease in costs being capitalized in the current year period as compared to the prior year period related to the development and enhancement of IAC Search & Media's product offerings and related technology, partially offset by lower compensation and other employee-related costs, due in part, to the Ask.com restructuring that took place during the fourth quarter of 2010. The increase in product development expense from Match is primarily due to an increase in compensation and other employee-related costs.

Depreciation

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Depreciation expense	$13,439	(15)%	$15,793
As a percentage of revenue	3%	(126) bp	4%

        Depreciation in 2011 decreased $2.4 million from 2010 primarily due to the write-off of certain capitalized software costs associated with the Ask.com restructuring that took place in the fourth quarter of 2010.

Operating Income Before Amortization

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Operating Income Before Amortization	$59,954	78%	$33,644
As a percentage of total revenue	13%	413 bp	9%

        Operating Income Before Amortization in 2011 increased $26.3 million from 2010 primarily due to increases of $17.8 million from Search and $10.2 million from Match. The increase in Operating Income Before Amortization reflects, in each case, higher revenue, as well as lower depreciation from Search and lower selling and marketing expense as a percentage of revenue from Match.

Operating income

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Operating income	$37,336	318%	$8,925
As a percentage of revenue	8%	575 bp	2%

        Operating income in 2011 increased $28.4 million from 2010 primarily due to an increase of $26.3 million in Operating Income Before Amortization described above and decreases of $1.4 million in non-cash compensation expense and $0.7 million in amortization of intangibles. The decrease in non-cash compensation expense is primarily related to awards becoming fully vested subsequent to the first quarter of 2010, partially offset by the reassessment made in the fourth quarter of 2010 of the number of performance based restricted stock units that will ultimately vest.

        At March 31, 2011, there was $148.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Other income (expense)

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(1,879)	(92)%	$(22,613)
Other income, net	752	(86)%	5,236

        Equity in losses of unconsolidated affiliates in 2011 decreased $20.7 million from 2010 primarily due to the inclusion in 2010 of an $18.3 million impairment charge to write-down the Company's investment in The HealthCentral Network, Inc. ("HealthCentral") to fair value. Equity in losses of unconsolidated affiliates in 2011 includes losses related to the Company's investment in The Newsweek Daily Beast Company, partially offset by the positive contribution from our investment in Meetic. The Company recognized a loss in the prior year period related to its investment in Meetic primarily due to the amortization of intangibles, which is required by purchase accounting rules.

        Other income, net in 2011 decreased $4.5 million from 2010 due to the inclusion in 2010 of a gain of $4.0 million related to the sale of certain securities.

Income tax provision

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Income tax provision	$(16,041)	NM	$(6,145)

        In 2011, the Company recorded an income tax provision for continuing operations of $16.0 million, which represents an effective tax rate of 44%. The 2011 tax rate is higher than the federal statutory rate of 35% due principally to interest for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates. In 2010, the Company recorded an income tax provision for continuing operations of $6.1 million on a pre-tax loss of $8.5 million. The continuing operations income tax provision, despite a pre-tax loss, is due principally to a valuation allowance on the deferred tax asset created by the impairment charge for our investment in HealthCentral, interest on income tax contingencies and state taxes.

        At March 31, 2011 and December 31, 2010, the Company has unrecognized tax benefits of $386.6 million and $389.9 million, respectively. Unrecognized tax benefits at March 31, 2011 decreased by $3.3 million from December 31, 2010 due principally to the reversal of state tax reserves based upon the receipt of favorable income tax rulings and a net decrease in deductible temporary differences, partially offset by an increase in reserves related to a cost sharing and buy-in arrangement with a foreign subsidiary. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2011 is a $2.1 million expense and a $1.5 million expense, respectively, net of related deferred taxes of $1.3 million and $0.9 million, respectively, for interest on unrecognized tax benefits. At March 31, 2011 and December 31, 2010, the Company has accrued $103.6 million and $97.7 million, respectively, for the payment of interest. At March 31, 2011 and December 31, 2010, the Company has accrued $5.0 million for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its review of the Company's tax returns for the years ended December 31, 2001 through 2003 and the proposed settlement has been submitted to the Joint Committee of Taxation for approval. The IRS is currently examining the Company's tax returns for the years ended December 31, 2004 through 2006. The statute of limitations for the years 2001 through 2006 has currently been extended to December 31, 2012. Various state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with December 31, 2003. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $64.3 million within twelve months of the current reporting date, of which approximately

$15.7 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitation, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

	Three Months Ended March 31,
	2011	% Change	2010
	(Dollars in thousands)
Loss from discontinued operations, net of tax	$(1,948)	(59)%	$(4,727)

        The 2011 amount is primarily due to interest on income tax contingencies. The 2010 amount is principally due to losses of InstantAction and interest on income tax contingencies and reserves for penalties.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Of the Company's six reporting units with goodwill, IAC Search & Media and Shoebuy have fair values closest to their carrying values. The amount of goodwill of each of these two reporting units is $534.0 million and $21.7 million, respectively, at March 31, 2011. To illustrate the magnitude of potential impairment charges related to potential future changes in estimated fair values, had the estimated fair values of each of these two reporting units been hypothetically lower by 20% at October 1, 2010, the date of our most recent annual impairment assessment, the carrying values of IAC Search & Media and Shoebuy would have exceeded their fair values by approximately $9 million and $3 million, respectively. If operating results of these two businesses vary significantly from anticipated results, future, and in the case of IAC Search & Media, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

  Search

        Our Search segment includes Mindspark, a digital consumer products business consisting of our proprietary operations through which we develop, market and distribute downloadable applications, and our B2B operations, which provide customized browser-based applications for software and media companies; destination websites, including Ask.com and Dictionary.com, through which we provide search and additional services; and CityGrid Media, an online media company that aggregates and integrates local ads and content and distributes them to publishers across web and mobile platforms.

        Revenue increased 25% to $248.6 million, reflecting strong growth from Mindspark's B2B and proprietary operations as well as improvements from destination websites and CityGrid Media. The revenue growth in Mindspark's B2B operations was driven by increased engagement from existing partners as well as the contribution from new partners while the growth in the proprietary business was driven primarily by the nearly 30 new products launched since the prior year period. The revenue growth in destination websites reflects increased marketing efforts while the growth in CityGrid Media revenue primarily reflects the contribution from new resellers.

        Operating Income Before Amortization increased 57% to $49.4 million, primarily due to the higher revenue noted above and a decrease of $2.1 million in depreciation, partially offset by increases of $24.5 million in traffic acquisition costs and $5.7 million in selling and marketing expense. The decrease in depreciation is primarily due to the write-off of certain capitalized software costs associated with the Ask.com restructuring that took place in the fourth quarter of 2010. The increase in traffic acquisition costs is primarily due to the increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year period due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites. The increase in selling and marketing expense is primarily due to an increase in advertising and promotional expenditures associated with new product launches at Mindspark, partially offset by a decrease in compensation and other employee-related costs.

        Operating income increased 58% to $49.1 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in non-cash compensation expense.

  Match

        Revenue increased 25% to $111.6 million, benefiting from strong growth within its Core and Developing operations. Match's Developing operations consist of OkCupid, Singlesnet, mobile-only products and its international operations. Core revenue increased 18% to $93.3 million driven by a 22% increase in subscribers. Developing revenue increased 82% to $18.3 million driven by the full quarter contribution of Singlesnet, as well as from Match's venture with Meetic in Latin America and the acquisition of OkCupid, neither of which were reflected in the prior year period.

        Operating Income Before Amortization increased 69% to $25.0 million, growing at a faster rate than revenue primarily due to lower selling and marketing expense as a percentage of revenue.

        Operating income increased 71% to $23.4 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by an increase of $0.5 million in amortization of intangibles.

  ServiceMagic

        Revenue increased 10% to $46.3 million, benefiting from growth in its domestic and international operations. Domestically, revenue growth reflects a 9% increase in accepted service requests, which was driven by an 11% increase in service professionals, partially offset by lower average accepted service request fees. Average accepted service request fees were impacted by a shift in mix to lower value service requests. Domestic service requests declined 1% primarily due to reduced marketing efforts in the current year period. Domestic growth also reflects an increase in revenue from website fulfillment and hosting services. ServiceMagic's international revenue growth reflects an 85% increase in accepted service requests. A service request can be transmitted to more than one service professional and is deemed accepted upon transmission.

        Operating Income Before Amortization increased 46% to $4.2 million, primarily due to the higher revenue noted above and a decrease, domestically, of $1.7 million in selling and marketing expense. The decrease in selling and marketing expense is primarily driven by a decrease of $1.4 million in advertising and promotional expenditures related principally to offline marketing. Operating Income Before Amortization in 2010 benefited from the reversal of a $1.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which was not earned.

        Operating income increased 59% to $3.8 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in amortization of intangibles.

  Media & Other

        Revenue increased 13% to $54.3 million primarily reflecting growth at Shoebuy, Notional, Electus and Vimeo, partially offset by a decline at Pronto and the inclusion in 2010 of $3.1 million in revenue associated with profit participations related to our former interest in Reveille.

        Operating Income Before Amortization loss increased by $1.0 million to a loss of $3.4 million. Losses increased primarily due to the inclusion in 2010 of profit participations related to our former interest in Reveille; reduced profitability at Pronto due to lower revenue; and investments in Hatch Labs, which was not in the prior year period, and Proust. These items more than offset the reduced losses from The Daily Beast, which has been accounted for as an equity method investment following the formation of the Newsweek Daily Beast Company joint venture with Harman Newsweek on January 31, 2011.

        Operating loss decreased by $0.1 million to $3.7 million, despite the increase in Operating Income Before Amortization loss described above due to a decrease of $1.1 million in amortization of intangibles.

  Corporate

        Operating Income Before Amortization loss increased by $2.1 million to a loss of $15.2 million reflecting higher compensation and other employee-related costs and the inclusion in 2010 of a non-income tax refund.

        Operating loss increased $0.8 million to $35.3 million primarily due to the increase in Operating Income Before Amortization loss described above, partially offset by a decrease of $1.2 million in non-cash compensation expense. The decrease in non-cash compensation expense is primarily related to awards becoming fully vested subsequent to the first quarter of 2010, partially offset by the reassessment made in the fourth quarter of 2010 of the number of performance based restricted stock units that will ultimately vest.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2011, the Company had $848.6 million of cash and cash equivalents, $468.9 million of marketable securities and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in 7% Senior Notes due January 15, 2013.

        During the three months ended March 31, 2011, the Company did not purchase any shares of its common stock. In connection with the tax-free exchange with Liberty in the fourth quarter of 2010, the Company received 0.1 million shares of IAC common stock in February 2011 in fulfillment of post-closing working capital adjustments. During the three months ended March 31, 2010, the Company purchased 11.1 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $245.5 million. On February 26, 2010, the Company's Board of Directors authorized the repurchase of up to 20 million shares of IAC common stock. At April 22, 2011, IAC had approximately 7.2 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations is $53.9 million and $56.5 million in 2011 and 2010, respectively. The decrease of $2.7 million in net cash provided by operating activities attributable to continuing operations is primarily due to the timing of payments related to accounts payable. Further decreasing net cash provided by operating activities attributable to continuing operations is cash income tax refunds in 2010 as compared to cash income tax payments in 2011, partially offset by higher income in 2011.

        Net cash provided by investing activities attributable to continuing operations in 2011 of $43.2 million includes net proceeds of $92.5 million related to purchases, sales and maturities of marketable debt securities and the proceeds of $7.8 million primarily related to the redemption of one of the Company's auction rate securities, partially offset by acquisitions, net of cash acquired, of $48.3 million and capital expenditures of $8.3 million. Net cash used in investing activities attributable to continuing operations in 2010 of $107.8 million includes net purchases of $89.3 million related to the purchases, sales and maturities of marketable debt securities, capital expenditures of $11.5 million and acquisitions, net of cash acquired, of $9.8 million, partially offset by the proceeds of $5.3 million from the sale of certain securities.

        Net cash provided by financing activities attributable to continuing operations in 2011 of $8.6 million includes excess tax benefits from stock-based awards of $9.7 million. Net cash used in financing activities attributable to continuing operations in 2010 of $238.9 million includes the purchase of treasury stock of $246.2 million, partially offset by excess tax benefits from stock-based awards of $4.8 million.

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

 CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt(b)	$196,062	$5,109	$24,953	$8,000	$158,000
Purchase obligations(c)	64,388	16,178	31,847	16,363	—
Operating leases	287,412	21,340	35,830	25,848	204,394

Total contractual cash obligations	$547,862	$42,627	$92,630	$50,211	$362,394

(a)
At March 31, 2011, the Company has recorded $490.2 million of unrecognized tax benefits which includes accrued interest of $103.6 million. This amount includes $314.7 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation and acquisition-related accounting.

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

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure

        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, restricted stock units ("RSUs") and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding which, for stock options and RSUs, are included on a treasury method basis, and for performance-based RSUs are included on a treasury method basis once the performance conditions are met. Upon the exercise of certain stock options and vesting of RSUs and performance-based RSUs, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax withholding amount from its current funds.

        Amortization of intangibles (including impairment of intangibles, if applicable) and goodwill impairment (if applicable) are non-cash expenses relating primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer lists, technology and supplier agreements, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by business and to net earnings (loss) attributable to IAC shareholders in total for the three months ended March 31, 2011 and 2010, see Note 10 to the consolidated financial statements.

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

        Based on the Company's total investment in marketable debt securities at March 31, 2011, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $2.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of $848.6 million is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Long-term Debt

        At March 31, 2011, the Company's outstanding debt is $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase in fair value of the fixed-rate debt by $10.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At March 31, 2011, the Company has two investments in equity securities of publicly traded companies. One of these investments is the Company's investment in Meetic, which is accounted for using the equity method. The other investment is an available-for-sale marketable equity security. The investment in Meetic is included in "Long-term investments" and the available-for-sale marketable equity security is included in "Marketable securities" in the accompanying consolidated balance sheet. The available-for-sale marketable equity security is reported at fair value based on its quoted market price with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market, among other factors. During the three months ended March 31, 2011, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity security. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        Because our investment in Meetic is accounted for using the equity method, it is not reported at fair value. In the event the fair value of our investment in Meetic were to decline below its carrying value, this decline would be only one factor in an assessment for other-than-temporary impairment.

Foreign Currency Exchange Risk

        The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the British Pound Sterling and Euro. However, the exposure is mitigated since the Company has generally reinvested cash flows from international operations in order to grow the businesses. The statements of operations of the Company's international businesses are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue and operating results. Similarly, the Company's revenue and operating results will increase for our international operations if the U.S. dollar weakens against foreign currencies. The Company is also exposed to foreign currency exchange risk related to its assets and liabilities denominated in a currency other than the functional currency.

        The economic impact of foreign currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign exchange gains and losses are not material to the Company's earnings in 2011 and 2010. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency exchange risks because cash flows from international operations are generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency exchange risks. The Company's objective in managing its foreign currency exchange risk is to minimize its potential exposure to the changes that foreign currency exchange rates might have on its earnings, cash flows and financial position.

Item 4.    Controls and Procedures

        The Company monitors and evaluates on an ongoing basis its disclosure controls and internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chairman and Senior Executive, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chairman and Senior Executive, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company's management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, also evaluated whether any changes occurred to the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, the Company concluded that there has been no such change during the period covered by this report.

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

        Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

Mr. Diller owns a significant percentage of the voting power of our stock and will be able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.

        As of April 22, 2011, Mr. Diller owned approximately 4.6 million shares of IAC Class B common stock representing 100% of IAC's outstanding Class B common stock and approximately 35.0% of the total outstanding voting power of IAC. Mr. Diller may acquire up to approximately 1.2 million additional shares of IAC Class B common stock through the exercise of an exchange right, pursuant to which he may exchange with IAC, on a one-for-one basis, from time to time until September 1, 2011, shares of IAC common stock he acquires in the open market or otherwise for shares of IAC Class B common stock currently held in treasury by IAC.

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

        As a result of Mr. Diller's ownership interest, voting power and the contractual rights described above, Mr. Diller currently is in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC's Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC, which could adversely affect the market price of IAC securities.

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

We depend upon arrangements with Google and any adverse change in this relationship could adversely affect our business, financial condition and results of operations.

        A substantial portion of our consolidated revenue is attributable to a paid listing supply agreement with Google that expires on March 31, 2016. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated by users of our search services that contain keywords selected and purchased by advertisers through Google. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search-related services.

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

        Our paid listing supply agreement requires that we comply with certain guidelines promulgated by Google for the use of its brands and services, including the manner in which Google's paid listings are displayed with search results, and that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to (or prohibit certain of) our products, services and/or business practices, which could be costly or otherwise have an adverse effect on our business, financial condition and results of operations. Noncompliance with Google's guidelines by us or third parties to whom we syndicate paid listings could, if not cured, result in Google's suspension of some or all services to our websites or the websites of our third party partners, the imposition of additional restrictions on our ability to syndicate paid listings or the termination of the paid listing supply agreement by Google.

        The termination of the paid listing supply agreement by Google, the curtailment of IAC's rights under the agreement (whether pursuant to the terms thereof or otherwise) or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. In addition, our inability to obtain a renewal of our agreement with Google with substantially comparable economic and other terms upon the expiration of our current agreement could have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate paid listings provider (or if an alternate were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.

General economic events or trends that reduce advertising spending could harm our business, financial condition and results of operations.

        A substantial portion of our consolidated revenue is attributable to online advertising. Accordingly, we are particularly sensitive to events and trends that result in decreased advertising expenditures. Advertising expenditures have historically been cyclical in nature, reflecting overall economic conditions and budgeting and buying patterns, as well as levels of consumer confidence and discretionary spending.

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

        In the case of our ServiceMagic business, our ability to drive traffic depends, in part, on the nature and number of service professionals who are members of our network. While these professionals are required to agree that they will operate in accordance with our terms and conditions, we do not enter into long term contracts with them. In addition, a significant number of our service professionals are sole proprietorships and small businesses, which are particularly sensitive to adverse economic conditions, such as constrained liquidity and decreases in consumer spending. As a result, our network of service professionals may experience turnover from time to time, which if significant or recurring over a prolonged period, could result in a decrease in traffic to ServiceMagic.com and increased costs, all of which could adversely affect our business, financial condition and results of operations.

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

        Furthermore, in the case of certain of our search services, third parties have introduced (and continue to introduce) new technologies, applications and policies that may interfere with the ability of our users to access or utilize some of our services generally or otherwise make users less likely to use our services (such as through the introduction and features and/or processes that make the access and use of our services cumbersome relative to those of our competitors). For example, third parties have introduced technologies and applications that prevent users from downloading toolbars generally and/or have features and policies that significantly lessen the likelihood that users will download our toolbars and that previously downloaded toolbars will remain in active use, such as features that interfere with the functionality of search boxes embedded within our toolbars and the maintenance of home page and other settings previously selected by users. Third parties have also introduced technologies and applications that are either not compatible with (or otherwise interfere with) the "search assistant" function embedded within our toolbars, pursuant to which our toolbars generate search results for users that receive "DNS," "404" and other errors in response to search queries entered into search boxes embedded within our toolbars or the address bar of their web browsers. These technologies and applications adversely impact our ability to generate search queries through our toolbars, which in turn adversely impacts our revenues. Our failure to successfully modify our toolbars in a cost-effective manner in response to the introduction and adoption of these new technologies and applications could adversely affect our business, financial condition and results of operations.

Our estimated income taxes could be materially different from income taxes that we ultimately pay.

        We are subject to income taxes in both the United States and numerous jurisdictions abroad. Significant judgment and estimation is required in determining our provision for income taxes and related matters. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determinations are uncertain or otherwise subject to interpretation. Our determination of our income tax liability is always subject to review by applicable tax authorities and we are currently subject to audits in a number of jurisdictions. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have an adverse effect on our financial condition and results of operations.

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

        In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Those of our businesses that mention or otherwise incorporate copyrighted material into the content they produce also rely on fair use principles, which allow limited use of copyrighted materials without having to obtain the consent of the copyright holder, provided we satisfy certain legal criteria. Also, the Children's Online Privacy Protection Act restricts the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. We face similar risks and costs as our products, services and content are offered in international markets and may be subject to additional regulations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The Company did not purchase any shares of its common stock during the quarter ended March 31, 2011. However, in connection with the tax-free exchange with Liberty in the fourth quarter of 2010, the Company received 0.1 million shares of IAC common stock in February 2011 in fulfillment of post-closing working capital adjustments. As of April 22, 2011, approximately 7.2 million shares of common stock remained available for repurchase under the Company's previously announced February 2010 repurchase authorization. The Company may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors Company management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.1	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation(3)

Exhibit Number	Description	Location
101.DEF	XBRL Taxonomy Extension Definition(3)
101.LAB	XBRL Taxonomy Extension Labels(3)
101.PRE	XBRL Taxonomy Extension Presentation(3)

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

Dated: May 6, 2011

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	May 6, 2011

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