Form 10-Q
period 2011-06-30
IAC/INTERACTIVECORP
filed 2011-08-05
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 5, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of July 22, 2011, the following shares of the registrant's common stock were outstanding:

Common Stock	79,174,454
Class B Common Stock	5,789,499

Total outstanding Common Stock	84,963,953

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 22, 2011 was $2,985,357,951. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$622,866	$742,099
Marketable securities	288,997	563,997
Accounts receivable, net of allowance of $8,375 and $8,848, respectively	126,887	119,581
Other current assets	110,341	118,308

Total current assets	1,149,091	1,543,985
Funds held in escrow for Meetic tender offer	360,583	—
Property and equipment, net	261,118	267,928
Goodwill	1,077,476	989,493
Intangible assets, net	245,822	245,044
Long-term investments	255,909	200,721
Other non-current assets	159,302	192,383

TOTAL ASSETS	$3,509,301	$3,439,554

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$47,252	$56,375
Deferred revenue	90,412	78,175
Accrued expenses and other current liabilities	267,828	222,323

Total current liabilities	405,492	356,873
Long-term debt	95,844	95,844
Income taxes payable	460,138	475,685
Other long-term liabilities	19,710	20,350
Redeemable noncontrolling interests	56,482	59,869
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 229,718,224 and 225,873,751 shares, respectively, and outstanding 81,518,917 and 84,078,621 shares, respectively	230	226
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 and 4,289,499 shares, respectively	16	16
Additional paid-in capital	11,539,948	11,428,749
Accumulated deficit	(591,524)	(652,018)
Accumulated other comprehensive income	62,224	17,546
Treasury stock 158,567,307 and 153,663,130 shares, respectively	(8,539,259)	(8,363,586)

Total shareholders' equity	2,471,635	2,430,933

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,509,301	$3,439,554

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenue	$485,404	$394,244	$945,617	$772,422
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	181,472	140,638	354,190	271,787
Selling and marketing expense	133,218	118,306	273,468	248,687
General and administrative expense	80,553	74,917	156,844	148,881
Product development expense	17,280	14,369	35,002	29,161
Depreciation	12,450	16,625	25,889	32,418
Amortization of intangibles	2,200	4,756	4,657	7,930

Total costs and expenses	427,173	369,611	850,050	738,864

Operating income	58,231	24,633	95,567	33,558
Equity in losses of unconsolidated affiliates	(8,720)	(4,002)	(10,599)	(26,615)
Other income, net	5,637	103	6,389	5,339

Earnings from continuing operations before income taxes	55,148	20,734	91,357	12,282
Income tax provision	(9,518)	(5,313)	(25,559)	(11,458)

Earnings from continuing operations	45,630	15,421	65,798	824
Loss from discontinued operations, net of tax	(2,488)	(2,586)	(4,436)	(7,313)

Net earnings (loss)	43,142	12,835	61,362	(6,489)
Net (earnings) loss attributable to noncontrolling interests	(718)	756	(868)	1,375

Net earnings (loss) attributable to IAC shareholders	$42,424	$13,591	$60,494	$(5,114)

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.50	$0.15	$0.72	$0.02
Diluted earnings per share from continuing operations	$0.46	$0.14	$0.68	$0.02
Basic earnings (loss) per share	$0.47	$0.12	$0.68	$(0.05)
Diluted earnings (loss) per share	$0.44	$0.12	$0.63	$(0.04)
Non-cash compensation expense by function:
Cost of revenue	$1,151	$1,011	$2,233	$1,952
Selling and marketing expense	1,200	971	2,235	1,954
General and administrative expense	18,926	17,676	35,326	35,819
Product development expense	1,730	1,390	3,374	2,868

Total non-cash compensation expense	$23,007	$21,048	$43,168	$42,593

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$61,362	$(6,489)
Less: loss from discontinued operations, net of tax	4,436	7,313

Earnings from continuing operations	65,798	824
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	25,889	32,418
Amortization of intangibles	4,657	7,930
Non-cash compensation expense	43,168	42,593
Deferred income taxes	14,136	(5,812)
Equity in losses of unconsolidated affiliates	10,599	26,615
Gain on sales of investments	(1,544)	(3,989)
Changes in current assets and liabilities:
Accounts receivable	(10,210)	(8,831)
Other current assets	(237)	2,548
Accounts payable and other current liabilities	(6,343)	(2,734)
Income taxes payable	(8,146)	24,678
Deferred revenue	11,878	9,048
Other, net	7,515	6,287

Net cash provided by operating activities attributable to continuing operations	157,160	131,575

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(79,968)	(16,681)
Capital expenditures	(19,349)	(23,513)
Proceeds from sales and maturities of marketable debt securities	402,096	366,543
Purchases of marketable debt securities	(135,021)	(427,286)
Proceeds from sales of investments	11,808	5,325
Purchases of long-term investments	(1,604)	(796)
Funds transferred to escrow for Meetic tender offer	(360,585)	—
Dividend received from Meetic, an equity method investee	—	8,800
Other, net	(7,127)	(127)

Net cash used in investing activities attributable to continuing operations	(189,750)	(87,735)

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(155,241)	(379,508)
Issuance of common stock, net of withholding taxes	52,043	6,592
Excess tax benefits from stock-based awards	17,865	4,992
Other, net	20	5

Net cash used in financing activities attributable to continuing operations	(85,313)	(367,919)

Total cash used in continuing operations	(117,903)	(324,079)

Total cash used in discontinued operations	(2,913)	(2,517)
Effect of exchange rate changes on cash and cash equivalents	1,583	(4,232)

Net decrease in cash and cash equivalents	(119,233)	(330,828)
Cash and cash equivalents at beginning of period	742,099	1,245,997

Cash and cash equivalents at end of period	$622,866	$915,169

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

        The accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010 have been reclassified to present Evite, Gifts.com, IAC Advertising Solutions and InstantAction, all of which were previously reported in IAC's Media & Other segment, as discontinued operations. In addition, certain other prior year amounts have been reclassified to conform to the current year presentation.

Accounting Estimates

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual amounts could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to the fair values of marketable securities and other investments, goodwill and indefinite-lived intangible assets, the useful lives of definite-lived intangible assets and property and equipment, the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and other revenue related allowances, the reserves for income tax contingencies and the valuation allowances for deferred income tax assets and the fair value of stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain Risks and Concentrations

        A substantial portion of the Company's revenue is attributable to online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior could adversely affect our operating results. A significant majority of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three and six months ended June 30, 2011, revenue earned from Google was $221.3 million and $436.2 million, respectively. For the three and six months ended June 30, 2010, revenue earned from Google was $174.1 million and $345.7 million, respectively. The majority of this revenue was earned by the businesses comprising the Search segment. Accounts receivable related to revenue earned from Google totaled $75.3 million at June 30, 2011 and $70.5 million at December 31, 2010.

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

	June 30, 2011	December 31, 2010
	(In thousands)
Buildings and leasehold improvements	$234,606	$234,328
Computer equipment and capitalized software	191,260	183,055
Furniture and other equipment	41,568	41,930
Projects in progress	6,116	2,944
Land	5,117	5,117

	478,667	467,374
Less: accumulated depreciation and amortization	(217,549)	(199,446)

Property and equipment, net	$261,118	$267,928

Redeemable noncontrolling interests

	June 30, 2011	December 31, 2010
	(In thousands)
Balance at January 1	$59,869	$28,180
Purchase of non-controlling interests	(5,652)	—
Noncontrolling interests related to acquisitions	—	23,583
Noncontrolling interest created by a decrease in the ownership of a subsidiary	—	15,750
Contribution from owners of noncontrolling interests	80	79
Net earnings (loss) attributable to noncontrolling interests	868	(5,007)
Change in fair value of redeemable noncontrolling interests	1,389	(2,059)
Change in foreign currency translation adjustment	126	(267)
Other	(198)	(390)

Balance at end of period	$56,482	$59,869

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Accumulated other comprehensive income

	June 30, 2011	December 31, 2010
	(In thousands)
Foreign currency translation adjustment, net of tax	$25,889	$16,027
Unrealized gains on available-for-sale securities, net of tax	36,335	1,519

Accumulated other comprehensive income, net of tax	$62,224	$17,546

Other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Interest income	$1,150	$1,666	$2,452	$3,301
Interest expense	(1,355)	(1,323)	(2,710)	(2,646)
Gain on sales of investments	698	—	1,544	3,989
Non-income tax refunds related to Match Europe, which was sold in 2009	4,630	—	4,630	—
Other	514	(240)	473	695

Other income, net	$5,637	$103	$6,389	$5,339

Comprehensive income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$42,424	$13,591	$60,494	$(5,114)

Change in foreign currency translation adjustment, net of tax	8,934	(8,990)	9,862	(13,663)
Change in net unrealized gains (losses) on available-for-sale securities, net of tax	32,447	(2,533)	34,816	(7,742)

Other comprehensive income (loss)	41,381	(11,523)	44,678	(21,405)

Comprehensive income (loss)	$83,805	$2,068	$105,172	$(26,519)

        The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings. The amount of unrealized gains, net of tax, reclassified out of accumulated other comprehensive income into earnings related to the sales and maturities of available-for-sale securities for the three and six months ended June 30, 2011 were $1.3 million and $1.4 million, respectively. The amount of unrealized gains, net of tax, reclassified out of accumulated other comprehensive income

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

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

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision for the quarter in which the change occurs. Included in the income tax provision for the three months ended June 30, 2011 is a benefit of $0.7 million due to a lower estimated annual effective tax rate from that applied to the first quarter's ordinary income from continuing operations.

        For the three and six months ended June 30, 2011, the Company recorded an income tax provision for continuing operations of $9.5 million and $25.6 million, respectively, which represent effective tax rates of 17% and 28%, respectively. The tax rates for the three and six months ended June 30, 2011 are lower than the federal statutory rate of 35% due principally to the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and the expiration of statutes of limitations and foreign income taxed at lower rates, partially offset by interest on tax contingencies and state taxes.

        For the three and six months ended June 30, 2010, the Company recorded an income tax provision for continuing operations of $5.3 million and $11.5 million, respectively, which represent effective tax rates of 26% and 93%, respectively. The tax rate for the three months ended June 30, 2010 is lower than the federal statutory rate of 35% due principally to foreign tax credits, partially offset by interest on tax contingencies and state taxes. The tax rate for the six months ended June 30, 2010 is higher than the federal statutory rate of 35% due principally to a valuation allowance on the deferred tax asset created by the impairment charge for our investment in The HealthCentral Network, Inc. ("HealthCentral"), interest on tax contingencies and state taxes, partially offset by foreign tax credits.

        At June 30, 2011 and December 31, 2010, unrecognized tax benefits, including interest, are $473.3 million and $487.6 million, respectively. Of the total unrecognized tax benefits at June 30, 2011, $460.1 million is included in "non-current income taxes payable," $12.3 million relates to deferred tax assets included in "other non-current assets" and $0.8 million is included in "accrued expenses and other current liabilities." Included in unrecognized tax benefits at June 30, 2011 is $94.9 million relating

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at June 30, 2011 are subsequently recognized, $95.1 million and $210.7 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations and discontinued operations, respectively. In addition, a continuing operations income tax provision of $4.3 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended June 30, 2011 is a $1.5 million benefit and a $1.9 million expense, respectively, net of related deferred taxes of $1.0 million and $1.2 million, respectively, for interest on unrecognized tax benefits. Included in income tax provision for continuing operations and discontinued operations for the six months ended June 30, 2011 is a $0.6 million expense and a $3.3 million expense, respectively, net of related deferred taxes of $0.4 million and $2.1 million, respectively, for interest on unrecognized tax benefits. At June 30, 2011 and December 31, 2010, the Company has accrued $104.2 million and $97.7 million, respectively, for the payment of interest. At June 30, 2011 and December 31, 2010, the Company has accrued $4.5 million and $5.0 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its review of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2007 has currently been extended to December 31, 2012. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2003. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $57.0 million within twelve months of the current reporting date, of which approximately $10.9 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 4—BUSINESS COMBINATION

        On January 20, 2011, Match acquired OkCupid for $50.0 million in cash, plus potential additional consideration of up to $40.0 million that was contingent upon OkCupid's 2011 earnings performance. During the second quarter of 2011, the provisions of this contingent consideration arrangement were

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—BUSINESS COMBINATION (Continued)

amended. Pursuant to the amendment, $30.0 million was paid to the former owners, and a potential additional payment of up to $10.0 million is contingent upon revised performance goals. The fair value of the contingent consideration at June 30, 2011 is $10.0 million and is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. The Company estimated the fair value of the contingent consideration using its judgment of the likelihood of achieving the revised performance goals, which incorporates significant unobservable inputs.

NOTE 5—MARKETABLE SECURITIES

        At June 30, 2011, available-for-sale marketable securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$116,492	$249	$(9)	$116,732
States of the U.S. and state political subdivisions	112,593	589	(42)	113,140
U.S. Treasury securities	49,987	12	—	49,999

Total debt securities	279,072	850	(51)	279,871
Equity security	7,631	1,495	—	9,126

Total marketable securities	$286,703	$2,345	$(51)	$288,997

        At December 31, 2010, available-for-sale marketable securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$237,406	$773	$(16)	$238,163
States of the U.S. and state political subdivisions	110,478	373	(230)	110,621
U.S. Treasury securities	199,881	18	—	199,899

Total debt securities	547,765	1,164	(246)	548,683
Equity security	12,896	2,418	—	15,314

Total marketable securities	$560,661	$3,582	$(246)	$563,997

        The net unrealized gains in the tables above are included in accumulated other comprehensive income for their respective periods.

        The contractual maturities of debt securities classified as available-for-sale at June 30, 2011 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$195,082	$195,443
Due after one year through five years	83,990	84,428

Total	$279,072	$279,871

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—MARKETABLE SECURITIES (Continued)

        The following table summarizes investments in marketable securities that have been in a continuous unrealized loss position for less than twelve months (in thousands):

	June 30, 2011		December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$12,271	$(9)	$34,552	$(16)
States of the U.S. and state political subdivisions	6,764	(42)	39,171	(230)

Total	$19,035	$(51)	$73,723	$(246)

        At June 30, 2011 and December 31, 2010, there are no investments in marketable securities that have been in a continuous unrealized loss position for twelve months or longer.

        Substantially all of the Company's debt securities are rated investment grade. Because the Company does not intend to sell any marketable securities and it is not more likely than not that the Company will be required to sell any marketable securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable securities to be other-than-temporarily impaired at June 30, 2011.

        The following table presents the proceeds from sales and maturities of available-for-sale marketable securities and the related gross realized gains and losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Proceeds from sales and maturities of available-for-sale marketable securities	$215,139	$170,878	$413,904	$371,868
Gross realized gains	1,022	83	1,916	4,332
Gross realized losses	—	(7)	(18)	(7)

        Gross realized gains and losses from the sales of marketable securities and from the sales of investments are included in "Other income, net" in the accompanying consolidated statement of operations.

NOTE 6—FUNDS HELD IN ESCROW FOR MEETIC TENDER OFFER

        On July 8, 2011, IAC launched its previously announced tender offer for the 73% of Meetic that it does not own at a price per share of €15.00. The initial phase of the tender offer will close on August 29, 2011 and the second phase of the tender offer will close on September 19, 2011. In connection with the tender offer, IAC was obligated to place sufficient funds in escrow to purchase 100% of the shares that it does not own or $360.6 million. These funds are classified as a non-current asset as their expected use is to acquire a non-current asset. At the conclusion of the tender process, any unused funds will be returned to IAC.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2011
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Treasury and government agency money market funds	$332,878	$—	$—	$332,878
Commercial paper	—	100,635	—	100,635
Time deposits	—	20,650	—	20,650
Marketable securities:
Corporate debt securities	—	116,732	—	116,732
States of the U.S. and state political subdivisions	—	113,140	—	113,140
U.S. Treasury securities	49,999	—	—	49,999
Equity security	9,126	—	—	9,126
Funds held in escrow for Meetic tender offer:
Treasury and government agency money market funds	158,305	—	—	158,305
Commercial paper	—	202,278	—	202,278
Long-term investments:
Auction rate security	—	—	8,680	8,680
Marketable equity security	80,961	—	—	80,961

Total	$631,269	$553,435	$8,680	$1,193,384

Liabilities:
Contingent consideration arrangement	$—	$—	$10,000	$10,000

Total	$—	$—	$10,000	$10,000

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

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2011		2010
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Securities
	(In thousands)
Balance at April 1	$9,050	$40,000	$13,420
Total net losses (realized and unrealized):
Included in other comprehensive income	(370)	—	(2,165)
Settlements	—	(30,000)	—

Balance at June 30	$8,680	$10,000	$11,255

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

	Six Months Ended June 30,
	2011		2010
	Auction Rate Securities	Contingent Consideration Arrangement	Auction Rate Securities
	(In thousands)
Balance at January 1	$13,100	$—	$12,635
Total net gains (losses) (realized and unrealized):
Included in other comprehensive income	580	—	(1,380)
Fair value at date of acquisition	—	40,000	—
Settlements	(5,000)	(30,000)	—

Balance at June 30	$8,680	$10,000	$11,255

        There are no gains or losses included in earnings for the three and six months ended June 30, 2011 and 2010, relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs.

Auction rate securities

        The Company's auction rate securities ("ARS") are valued by discounting the estimated future cash flow streams of the securities over the lives of the securities. Credit spreads and other risk factors are also considered in establishing fair value. During the first quarter of 2011, one of the ARS was redeemed at its par value of $5.0 million. The cost basis of ARS is $10.0 million and $15.0 million at June 30, 2011 and December 31, 2010, respectively, with gross unrealized losses of $1.3 million and $1.9 million at June 30, 2011 and December 31, 2010, respectively. The unrealized losses are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. At June 30, 2011, the remaining auction rate security is rated A/WR and matures in 2035. Due to its high credit rating and because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider the auction rate security to be other-than-temporarily impaired at June 30, 2011.

Contingent consideration arrangement

        See Note 4 for information regarding the contingent consideration arrangement.

Assets measured at fair value on a nonrecurring basis

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are measured at fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        During the first quarter of 2010, the Company recorded an $18.3 million impairment charge to write-down its investment in HealthCentral to fair value. The decline in value was determined to be other-than-temporary due to HealthCentral's continued losses and negative operating cash flows. The Company estimated the fair value of its investment in HealthCentral using a multiple of revenue approach. The impairment charge is included within "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.

NOTE 8—FINANCIAL INSTRUMENTS

        The fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$622,866	$622,866	$742,099	$742,099
Marketable securities	288,997	288,997	563,997	563,997
Funds held in escrow for Meetic tender offer	360,583	360,583	—	—
Auction rate securities	8,680	8,680	13,100	13,100
Long-term marketable equity security	80,961	80,961	—	—
Notes receivable	3,615	2,849	3,316	2,818
Contingent consideration arrangement	(10,000)	(10,000)	—	—
Long-term debt	(95,844)	(88,640)	(95,844)	(83,363)
Guarantee of The Newsweek/Daily Beast Company debt	(5,000)	(5,000)	—	—
Letters of credit and surety bond	N/A	(232)	N/A	(362)

        The carrying value of cash equivalents approximates fair value due to their short-term maturity. The funds held in escrow for the Meetic tender offer consist of cash and cash equivalents. The carrying value of these cash equivalents approximates fair value due to their short-term maturity. The fair value of notes receivable is based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. The fair value of the letters of credit and surety bond are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 5 for discussion of the fair value of marketable securities, Note 7 for discussion of the fair value of the auction rate securities and Note 4 for discussion of the fair value of the contingent consideration arrangement.

        The Company has guaranteed $5.0 million of The Newsweek/Daily Beast Company's $10.0 million line of credit. At June 30, 2011, $10.0 million had been drawn on this line of credit. The carrying value and fair value of this guarantee represents the amount the Company expects to pay to settle this obligation.

        At June 30, 2011 and December 31, 2010, the carrying values of the Company's investments accounted for under the cost method totaled $6.9 million and $39.0 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. IAC's investment in The Active Network, Inc., which was previously accounted for under the cost method, became an investment measured at fair value during the second quarter of 2011. The cost basis of this long-term

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FINANCIAL INSTRUMENTS (Continued)

marketable equity security was $33.4 million at June 30, 2011, with a gross unrealized gain of $47.5 million included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

NOTE 9—EARNINGS (LOSS) PER SHARE

        The following tables set forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

	Three Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$45,630	$45,630	$15,421	$15,421
Net (earnings) loss attributable to noncontrolling interests	(718)	(718)	756	756

Earnings from continuing operations attributable to IAC shareholders	44,912	44,912	16,177	16,177
Loss from discontinued operations, net of tax	(2,488)	(2,488)	(2,586)	(2,586)

Net earnings attributable to IAC shareholders	$42,424	$42,424	$13,591	$13,591

Denominator:
Weighted average basic shares outstanding	90,050	90,050	109,287	109,287
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	7,252	—	3,320

Denominator for earnings per share—weighted average shares(a)(b)	90,050	97,302	109,287	112,607

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.50	$0.46	$0.15	$0.14
Discontinued operations, net of tax	(0.03)	(0.02)	(0.03)	(0.02)

Earnings per share	$0.47	$0.44	$0.12	$0.12

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—EARNINGS (LOSS) PER SHARE (Continued)

	Six Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$65,798	$65,798	$824	$824
Net (earnings) loss attributable to noncontrolling interests	(868)	(868)	1,375	1,375

Earnings from continuing operations attributable to IAC shareholders	64,930	64,930	2,199	2,199
Loss from discontinued operations, net of tax	(4,436)	(4,436)	(7,313)	(7,313)

Net earnings (loss) attributable to IAC shareholders	$60,494	$60,494	$(5,114)	$(5,114)

Denominator:
Weighted average basic shares outstanding	89,568	89,568	112,847	112,847
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	5,923	—	3,394

Denominator for earnings per share—weighted average shares(a)(b)	89,568	95,491	112,847	116,241

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.72	$0.68	$0.02	$0.02
Discontinued operations, net of tax	(0.04)	(0.05)	(0.07)	(0.06)

Earnings (loss) per share	$0.68	$0.63	$(0.05)	$(0.04)

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs"). For the three and six months ended June 30, 2011, approximately 1.2 million and 1.3 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2010, approximately 22.1 million and 22.6 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
There are no performance-based stock units ("PSUs") included in the denominator for earnings per share as the performance conditions have not been met for the respective reporting periods. For the three and six months ended June 30, 2011, approximately 3.3 million PSUs are excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2010, approximately 1.9 million PSUs are excluded from the calculation of diluted earnings per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
Search	$252,436	$197,194	$501,040	$396,155
Match	116,429	96,961	228,026	186,236
ServiceMagic	56,104	49,519	102,397	91,731
Media & Other	60,767	51,014	115,047	99,129
Inter-segment elimination	(332)	(444)	(893)	(829)

Total	$485,404	$394,244	$945,617	$772,422

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Operating Income (Loss):
Search	$50,309	$31,617	$99,397	$62,674
Match	40,999	25,490	64,428	39,192
ServiceMagic	8,239	5,748	12,047	8,144
Media & Other	(3,239)	(3,026)	(6,963)	(6,838)
Corporate	(38,077)	(35,196)	(73,342)	(69,614)

Total	$58,231	$24,633	$95,567	$33,558

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Operating Income Before Amortization:
Search	$50,568	$32,043	$99,954	$63,584
Match	42,335	29,104	67,323	43,910
ServiceMagic	8,622	6,125	12,799	8,984
Media & Other	(3,137)	(2,618)	(6,503)	(5,014)
Corporate	(14,950)	(14,217)	(30,181)	(27,383)

Total	$83,438	$50,437	$143,392	$84,081

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Depreciation:
Search	$6,367	$9,952	$13,348	$19,015
Match	2,278	2,878	4,578	5,906
ServiceMagic	1,114	1,078	2,184	1,996
Media & Other	618	566	1,427	1,106
Corporate	2,073	2,151	4,352	4,395

Total	$12,450	$16,625	$25,889	$32,418

        Revenue by geography is based on where the customer is located. Geographic information about the United States and international territories is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2010	2010
	(In thousands)
Revenue:
United States	$384,835	$330,229	$757,497	$644,671
All other countries	100,569	64,015	188,120	127,751

Total	$485,404	$394,244	$945,617	$772,422

	June 30, 2011	December 31, 2010
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$259,862	$267,060
All other countries	1,256	868

Total	$261,118	$267,928

        The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. The Company believes this measure is useful to investors because it represents the operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-U.S. GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-U.S. GAAP measure.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION (Continued)

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments and to net earnings (loss) attributable to IAC shareholders in total (in thousands):

	Three Months Ended June 30, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$50,568	$—	$(259)	$50,309
Match	42,335	—	(1,336)	40,999
ServiceMagic	8,622	—	(383)	8,239
Media & Other	(3,137)	120	(222)	(3,239)
Corporate	(14,950)	(23,127)	—	(38,077)

Total	$83,438	$(23,007)	$(2,200)	58,231

Equity in losses of unconsolidated affiliates				(8,720)
Other income, net				5,637

Earnings from continuing operations before income taxes				55,148
Income tax provision				(9,518)

Earnings from continuing operations				45,630
Loss from discontinued operations, net of tax				(2,488)

Net earnings				43,142
Net earnings attributable to noncontrolling interests				(718)

Net earnings attributable to IAC shareholders				$42,424

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$32,043	$(89)	$(337)	$31,617
Match	29,104	179	(3,793)	25,490
ServiceMagic	6,125	—	(377)	5,748
Media & Other	(2,618)	(159)	(249)	(3,026)
Corporate	(14,217)	(20,979)	—	(35,196)

Total	$50,437	$(21,048)	$(4,756)	24,633

Equity in losses of unconsolidated affiliates				(4,002)
Other income, net				103

Earnings from continuing operations before income taxes				20,734
Income tax provision				(5,313)

Earnings from continuing operations				15,421
Loss from discontinued operations, net of tax				(2,586)

Net earnings				12,835
Net loss attributable to noncontrolling interests				756

Net earnings attributable to IAC shareholders				$13,591

	Six Months Ended June 30, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$99,954	$—	$(557)	$99,397
Match	67,323	—	(2,895)	64,428
ServiceMagic	12,799	—	(752)	12,047
Media & Other	(6,503)	(7)	(453)	(6,963)
Corporate	(30,181)	(43,161)	—	(73,342)

Total	$143,392	$(43,168)	$(4,657)	95,567

Equity in losses of unconsolidated affiliates				(10,599)
Other income, net				6,389

Earnings from continuing operations before income taxes				91,357
Income tax provision				(25,559)

Earnings from continuing operations				65,798
Loss from discontinued operations, net of tax				(4,436)

Net earnings				61,362
Net earnings attributable to noncontrolling interests				(868)

Net earnings attributable to IAC shareholders				$60,494

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$63,584	$(236)	$(674)	$62,674
Match	43,910	153	(4,871)	39,192
ServiceMagic	8,984	—	(840)	8,144
Media & Other	(5,014)	(279)	(1,545)	(6,838)
Corporate	(27,383)	(42,231)	—	(69,614)

Total	$84,081	$(42,593)	$(7,930)	33,558

Equity in losses of unconsolidated affiliates				(26,615)
Other income, net				5,339

Earnings from continuing operations before income taxes				12,282
Income tax provision				(11,458)

Earnings from continuing operations				824
Loss from discontinued operations, net of tax				(7,313)

Net loss				(6,489)
Net loss attributable to noncontrolling interests				1,375

Net loss attributable to IAC shareholders				$(5,114)

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Non-Cash Transactions for the Six Months Ended June 30, 2011

        On February 8, 2011, in connection with the tax-free exchange with Liberty Media Corporation in the fourth quarter of 2010, the Company received 0.1 million shares of IAC common stock, valued at $2.9 million, in fulfillment of post-closing working capital adjustments.

        On January 31, 2011, IAC contributed The Daily Beast, previously reported in IAC's Media & Other segment, to a newly formed venture with Harman Newsweek called The Newsweek/Daily Beast Company. Pursuant to this transaction, IAC and Harman Newsweek operate The Newsweek/Daily Beast Company jointly. IAC accounts for its interest in The Newsweek/Daily Beast Company under the equity method.

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

NOTE 13—SUBSEQUENT EVENTS

        Between July 1, 2011 and July 22, 2011, IAC repurchased 2.4 million shares of common stock for aggregate consideration of $89.9 million.

        On July 26, 2011, IAC's Board of Directors authorized the repurchase of up to 15 million shares of its outstanding common stock.

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

Results of Operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and six months ended June 30, 2011 and 2010 (dollars in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Growth	2010*	2011	Growth	2010*
Revenue:
Search	$252,436	28%	$197,194	$501,040	26%	$396,155
Match	116,429	20%	96,961	228,026	22%	186,236
ServiceMagic	56,104	13%	49,519	102,397	12%	91,731
Media & Other	60,767	19%	51,014	115,047	16%	99,129
Inter-segment elimination	(332)	25%	(444)	(893)	(8)%	(829)

Total	$485,404	23%	$394,244	$945,617	22%	$772,422

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Growth	2010*	2011	Growth	2010*
Operating Income (Loss):
Search	$50,309	59%	$31,617	$99,397	59%	$62,674
Match	40,999	61%	25,490	64,428	64%	39,192
ServiceMagic	8,239	43%	5,748	12,047	48%	8,144
Media & Other	(3,239)	(7)%	(3,026)	(6,963)	(2)%	(6,838)
Corporate	(38,077)	(8)%	(35,196)	(73,342)	(5)%	(69,614)

Total	$58,231	136%	$24,633	$95,567	185%	$33,558

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Growth	2010*	2011	Growth	2010*
Operating Income Before Amortization:
Search	$50,568	58%	$32,043	$99,954	57%	$63,584
Match	42,335	45%	29,104	67,323	53%	43,910
ServiceMagic	8,622	41%	6,125	12,799	42%	8,984
Media & Other	(3,137)	(20)%	(2,618)	(6,503)	(30)%	(5,014)
Corporate	(14,950)	(5)%	(14,217)	(30,181)	(10)%	(27,383)

Total	$83,438	65%	$50,437	$143,392	71%	$84,081

*
In the fourth quarter of 2010, IAC exchanged (on a tax-free basis) our Evite, Gifts.com and IAC Advertising Solutions businesses and cash for substantially all of Liberty Media Corporation's ("Liberty") equity stake in IAC and InstantAction ceased operations. Accordingly, the results of these businesses, which were all previously reported in IAC's Media & Other segment, are excluded from the tables above and are presented as discontinued operations.

        Refer to Note 10 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment and to net earnings (loss) attributable to IAC shareholders in total.

Consolidated Results

Revenue

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Revenue	$485,404	23%	$394,244

        Revenue in 2011 increased $91.2 million from 2010 primarily as a result of revenue increases of $55.2 million from Search, $19.5 million from Match, $9.8 million from Media & Other and $6.6 million from ServiceMagic. The increase in revenue from Search reflects strong growth from Mindspark's B2B operations as well as growth from destination websites, Mindspark's B2C operations and CityGrid Media. The increase in revenue from Match reflects strong growth from its Core operations (consisting of Match.com U.S., People Media and Chemistry.com) as well as from the impact of OkCupid, acquired January 20, 2011. The increase in revenue from Media & Other was driven by growth at Shoebuy, Electus, Notional and Vimeo, partially offset by a decline at Pronto. The increase in revenue from ServiceMagic came from growth in both its domestic and international operations.

        A substantial portion of the Company's revenue is attributable to online advertising. A significant majority of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended June 30, 2011 and 2010, revenue earned from Google was $221.3 million and $174.1 million, respectively. The majority of this revenue was earned by the businesses comprising the Search segment.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Revenue	$945,617	22%	$772,422

        Revenue in 2011 increased $173.2 million from 2010 primarily as a result of revenue increases of $104.9 million from Search, $41.8 million from Match, $15.9 million from Media & Other and $10.7 million from ServiceMagic. The increases in revenue from these businesses are primarily due to the factors described above in the three month discussion. The revenue from Media & Other was further impacted from the inclusion in 2010 of revenue associated with profit participations related to our former interest in Reveille.

        For the six months ended June 30, 2011 and 2010, revenue earned from Google was $436.2 million and $345.7 million, respectively.

Cost of revenue

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Cost of revenue	$181,472	29%	$140,638
As a percentage of revenue	37%	171 bp	36%

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

        Cost of revenue in 2011 increased $40.8 million from 2010 primarily due to increases of $32.1 million from Search and $10.3 million from Media & Other, partially offset by a decrease of $3.2 million from Match. The increase in cost of revenue from Search was primarily due to an increase of $29.2 million in traffic acquisition costs related to the increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year period due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites. Cost of revenue from Media & Other increased primarily due to increases from Electus and Notional. Also contributing to the increase in cost of sales from Media & Other is an increase of $2.6 million in the cost of products sold and $1.1 million in shipping and handling costs at Shoebuy resulting from increased sales and higher fuel costs, partially offset by a decrease from The Daily Beast which, following the formation of The Newsweek/Daily Beast Company joint venture with Harman Newsweek on January 31, 2011, has been accounted for as an equity method investment. The decrease in cost of revenue from Match was primarily due to reduced spending from Singlesnet.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Cost of revenue	$354,190	30%	$271,787
As a percentage of revenue	37%	227 bp	35%

        Cost of revenue in 2011 increased $82.4 million from 2010 primarily due to increases of $60.0 million from Search and $18.5 million from Media & Other. The increase in cost of revenue from both Search and Media & Other are primarily due to the factors described above in the three month discussion.

Selling and marketing expense

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$133,218	13%	$118,306
As a percentage of revenue	27%	(256) bp	30%

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

        Selling and marketing expense in 2011 increased $14.9 million from 2010 primarily due to increases of $8.1 million from Match and $5.6 million from Search; however as a percentage of revenue selling and marketing expense decreased from 2010 primarily due to an increase in the proportion of revenue that results in the payment of traffic acquisition costs. The increase in selling and marketing expense from Match is due to an increase of $8.8 million in advertising and promotional expenditures primarily related to offline marketing, including an ad campaign to launch the OurTime.com website, as well as an increase in advertising spend associated with an agreement entered into during the second quarter of 2010 with Yahoo!. The increase in selling and marketing expense from Search is due to an increase of $6.8 million in advertising and promotional expenditures, partially offset by a decrease in bad debt expense at CityGrid Media. The increase in advertising and promotional expenditures at Search was driven primarily by increased online marketing spend from its destination websites as well as efforts related to new product launches at Mindspark.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$273,468	10%	$248,687
As a percentage of revenue	29%	(328) bp	32%

        Selling and marketing expense in 2011 increased $24.8 million from 2010 primarily due to increases of $14.8 million from Match and $11.4 million from Search, partially offset by a decrease of $3.5 million from Media & Other. The increase in selling and marketing expense from both Match and Search are primarily due to the factors described above in the three month discussion. Selling and marketing expense from Media & Other decreased primarily due to lower online marketing spend at Pronto. As a percentage of revenue selling and marketing expense decreased from 2010 primarily due to the factor described above in the three month discussion.

General and administrative expense

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$80,553	8%	$74,917
As a percentage of revenue	17%	(241) bp	19%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2011 increased $5.6 million from 2010 primarily due to increases of $2.3 million from corporate, $1.4 million from Match and $0.9 million from Media & Other; however as a percentage of revenue general and administrative expense decreased from 2010 primarily due to operating expense leverage. General and administrative expense from corporate increased primarily due to higher compensation and other employee-related costs including an increase of $1.5 million in non-cash compensation expense related to the cancellation of certain equity awards during the second quarter of 2011. The increase in general and administrative expense from Match resulted primarily from an increase in professional fees due, in part, to the Meetic tender offer, partially offset by a decrease in compensation and other employee-related costs. The increase in general and administrative expense from Media & Other is principally due to Electus and Shoebuy, as well as Mobile Hatch, which was not in the prior year period, partially offset by The Daily Beast, which has been accounted for as an equity method investment from January 31, 2011 as described above.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$156,844	5%	$148,881
As a percentage of revenue	17%	(269) bp	19%

        General and administrative expense in 2011 increased $8.0 million from 2010 primarily due to increases of $2.6 million from corporate, $2.4 million from both ServiceMagic and Match and $1.9 million from Media & Other, partially offset by a decrease of $1.2 million from Search. The increases in general and administrative expense from corporate, Match and Media & Other are primarily due to the factors described above in the three month discussion. General and administrative expense at ServiceMagic increased primarily due to the inclusion in 2010 of a reversal of a $2.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which was not earned. The decrease in general and administrative expense from Search is primarily due to a decrease in litigation related expenses, partially offset by an increase in compensation and other-employee related costs due, in part, to an increase in average headcount at CityGrid Media and Mindspark. As a percentage of revenue general and administrative expense decreased from 2010 primarily due to the factor described above in the three month discussion.

Product development expense

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Product development expense	$17,280	20%	$14,369
As a percentage of revenue	4%	(8) bp	4%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2011 increased $2.9 million from 2010 primarily due to increases of $2.0 million from Search and $0.8 million from Match. Contributing to the increase in product development expense at Search is a decrease in costs being capitalized in the current year period related to the development and enhancement of IAC Search & Media's product offerings and related technology, partially offset by lower compensation and other employee-related costs due, in part, to the Ask.com restructuring that took place during the fourth quarter of 2010. The increase in product development expense from Match is primarily due to an increase in compensation and other employee-related costs.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Product development expense	$35,002	20%	$29,161
As a percentage of revenue	4%	(7) bp	4%

        Product development expense in 2011 increased $5.8 million from 2010 primarily due to increases of $3.8 million from Search and $1.7 million from Match. The increase in product development expense from both Search and Match are primarily due to the factors described above in the three month discussion.

Depreciation

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Depreciation expense	$12,450	(25)%	$16,625
As a percentage of revenue	3%	(165) bp	4%

        Depreciation in 2011 decreased $4.2 million from 2010 primarily due to the write-off of certain assets in the prior year period, as well as a decrease in depreciation in the current year period resulting from the write-off of certain capitalized software costs associated with the Ask.com restructuring that took place in the fourth quarter of 2010 and lower overall capital expenditures.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Depreciation expense	$25,889	(20)%	$32,418
As a percentage of revenue	3%	(146) bp	4%

        Depreciation in 2011 decreased $6.5 million from 2010 primarily due to the factors described above in the three month discussion.

Operating Income Before Amortization

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Operating Income Before Amortization	$83,438	65%	$50,437
As a percentage of total revenue	17%	440 bp	13%

        Operating Income Before Amortization in 2011 increased $33.0 million from 2010 primarily due to increases of $18.5 million from Search and $13.2 million from Match. The increase in Operating Income Before Amortization reflects, in each case, higher revenue and operating expense leverage, as well as a decrease in depreciation from Search and a decrease in cost of revenue from Match.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Operating Income Before Amortization	$143,392	71%	$84,081
As a percentage of total revenue	15%	428 bp	11%

        Operating Income Before Amortization in 2011 increased $59.3 million from 2010 primarily due to increases of $36.4 million from Search and $23.4 million from Match. The increase in Operating Income Before Amortization from both Search and Match are primarily due to the factors described above in the three month discussion.

Operating income

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Operating income	$58,231	136%	$24,633
As a percentage of revenue	12%	575 bp	6%

        Operating income in 2011 increased $33.6 million from 2010 primarily due to an increase of $33.0 million in Operating Income Before Amortization described above and a decrease of $2.6 million in amortization of intangibles, partially offset by an increase of $2.0 million in non-cash compensation expense. The decrease in amortization of intangibles is principally due to certain intangible assets at Match being fully amortized prior to the second quarter of 2011. The increase in non-cash compensation expense is primarily related to the cancellation of certain equity awards during the second quarter of 2011.

        At June 30, 2011, there was $149.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Operating income	$95,567	185%	$33,558
As a percentage of revenue	10%	576 bp	4%

        Operating income in 2011 increased $62.0 million from 2010 primarily due to an increase of $59.3 million in Operating Income Before Amortization described above and a decrease of $3.3 million in amortization of intangibles, partially offset by an increase of $0.6 million in non-cash compensation expense. The decrease in amortization of intangibles and the increase in non-cash compensation expense are primarily due to the factors described above in the three month discussion.

Other income (expense)

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(8,720)	118%	$(4,002)
Other income, net	5,637	5,396%	103

        Equity in losses of unconsolidated affiliates in 2011 increased $4.7 million from 2010 primarily due to the inclusion in 2011 of losses related to the Company's investment in The Newsweek/Daily Beast Company.

        Other income, net in 2011 increased $5.5 million from 2010 primarily due to $4.6 million in gains associated with certain non-income tax refunds related to Match Europe, which was sold in 2009.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(10,599)	(60)%	$(26,615)
Other income, net	6,389	20%	5,339

        Equity in losses of unconsolidated affiliates in 2011 decreased $16.0 million from 2010 primarily due to the inclusion in 2010 of an $18.3 million impairment charge to write-down the Company's investment in The HealthCentral Network, Inc. ("HealthCentral") to fair value. Absent this impairment charge, equity in losses of unconsolidated affiliates increased primarily due to the factor described above in the three month discussion, partially offset by the positive contribution from our investment in Meetic. The Company recognized a loss in the prior year period related to its investment in Meetic primarily due to the amortization of intangibles, which was required by purchase accounting rules.

        Other income, net in 2011 increased $1.1 million from 2010 primarily due to the factor described above in the three month discussion, partially offset by the inclusion in 2010 of a gain of $4.0 million related to the sale of certain securities.

Income tax provision

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Income tax provision	$(9,518)	NM	$(5,313)

        In 2011, the Company recorded an income tax provision for continuing operations of $9.5 million on pre-tax income of $55.1 million, which represents an effective tax rate of 17%. The 2011 tax rate is lower than the federal statutory rate of 35% due principally to the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and the expiration of statutes of limitations and foreign income taxed at lower rates, partially offset by interest on tax contingencies and state taxes. In 2010, the Company recorded an income tax provision for continuing operations of $5.3 million on pre-tax income of $20.7 million, which represents an effective tax rate of 26%. The 2010 tax rate is lower than the federal statutory rate of 35% due principally to foreign tax credits, partially offset by interest on income tax contingencies and state taxes.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Income tax provision	$(25,559)	NM	$(11,458)

        In 2011, the Company recorded an income tax provision for continuing operations of $25.6 million on pre-tax income of $91.4 million, which represents an effective tax rate of 28%. The 2011 tax rate is lower than the federal statutory rate of 35% due principally to the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and the expiration of statutes of limitations and foreign income taxed at lower rates, partially offset by interest on tax contingencies and state taxes. In 2010, the Company recorded an income tax provision for continuing operations of $11.5 million on pre-tax income of $12.3 million, which represents an effective tax rate of 93%. The 2010 tax rate is higher than the federal statutory rate of 35% due principally to a valuation allowance on the deferred tax asset created by the impairment charge for our investment in HealthCentral, interest on income tax contingencies and state taxes, partially offset by foreign tax credits.

        At June 30, 2011 and December 31, 2010, the Company has unrecognized tax benefits of $369.1 million and $389.9 million, respectively. Unrecognized tax benefits at June 30, 2011 decreased by $20.8 million from December 31, 2010 due principally to the reversal of state tax reserves to reflect income tax provision to tax return reconciliations, the expiration of statutes of limitations, and the receipt of favorable income tax rulings, as well as a net decrease in deductible temporary differences, partially offset by an increase in reserves related to a cost sharing and buy-in arrangement with a foreign subsidiary. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended June 30, 2011 is a $1.5 million benefit and a $1.9 million expense, respectively, net of related deferred taxes of $1.0 million and $1.2 million, respectively, for interest on unrecognized tax benefits. Included in income tax provision for continuing operations and discontinued operations for the six months ended June 30, 2011 is a $0.6 million expense and a $3.3 million expense, respectively, net of related deferred taxes of $0.4 million and $2.1 million, respectively, for interest on unrecognized tax benefits. At June 30, 2011 and December 31, 2010, the Company has accrued $104.2 million and $97.7 million, respectively, for the payment of interest. At June 30, 2011 and December 31, 2010, the Company has accrued $4.5 million and $5.0 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its review of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2007 has currently been extended to December 31, 2012. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2003. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $57.0 million within twelve months of the current reporting date, of which approximately $10.9 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Discontinued operations	$(2,488)	4%	$(2,586)

        The 2011 amount is primarily due to interest on income tax contingencies. The 2010 amount is principally due to losses of InstantAction and interest on income tax contingencies.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

	Six Months Ended June 30,
	2011	% Change	2010
	(Dollars in thousands)
Discontinued operations	$(4,436)	39%	$(7,313)

        The 2011 and 2010 amounts are primarily due to the factors described above in the three month discussion.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Of the Company's six reporting units with goodwill, IAC Search & Media and Shoebuy have fair values closest to their carrying values. The amount of goodwill of each of these two reporting units is $533.9 million and $21.7 million, respectively, at June 30, 2011. To illustrate the magnitude of potential impairment charges related to potential future changes in estimated fair values, had the estimated fair values of each of these two reporting units been hypothetically lower by 20% at October 1, 2010, the date of our most recent annual impairment assessment, the carrying values of IAC Search & Media and Shoebuy would have exceeded their fair values by approximately $9 million and $3 million, respectively. If operating results of these two businesses vary significantly from anticipated results, future, and in the case of IAC Search & Media, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

  Search

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

        Our Search segment includes Mindspark, a digital consumer products business consisting of our B2C operations, through which we develop, market and distribute downloadable applications, and our B2B operations, which provide customized browser-based applications for software and media companies; destination websites, including Ask.com and Dictionary.com, through which we provide search and additional services; and CityGrid Media, an online media company that aggregates and integrates local content and ads and distributes them to publishers across web and mobile platforms.

        Revenue increased 28% to $252.4 million, reflecting strong growth from Mindspark's B2B operations as well as growth from destination websites, Mindspark's B2C operations and CityGrid Media. The revenue growth in Mindspark's B2B operations was driven by increased contribution from both existing and new partners. The increase in Mindspark's B2C revenue was driven primarily by new products launched since the year ago period. The revenue growth in destination websites reflects increased and more efficient marketing efforts as well as improved monetization. The increase in revenue at CityGrid Media primarily reflects growth from existing resellers and the contribution from new resellers.

        Operating Income Before Amortization increased 58% to $50.6 million, growing at a faster rate than revenue due to a decrease of $3.6 million in depreciation and lower selling and marketing expense and general and administrative expense as a percentage of revenue, partially offset by an increase of $29.2 million in traffic acquisition costs. The decrease in depreciation is primarily due to the write-off of certain assets in the prior year period, as well as a decrease in depreciation in the current year period resulting from the write-off of certain capitalized software costs associated with the Ask.com restructuring that took place in the fourth quarter of 2010. As a percentage of revenue both selling and marketing expense and general and administrative expense decreased primarily due to an increase in the proportion of revenue that results in the payment of traffic acquisition costs and operating expense leverage, respectively; however, overall selling and marketing expense increased primarily due to an increase in advertising and promotional expenditures, partially offset by a decrease in bad debt expense at CityGrid Media. The increase in advertising and promotional expenditures was driven primarily by increased online marketing spend from our destination websites as well as efforts related to new product launches at Mindspark. General and administrative expense increased due to higher compensation and other employee-related costs, partially offset by a decrease in litigation related expenses. The increase in traffic acquisition costs is primarily due to the increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year period due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites.

        Operating income increased 59% to $50.3 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in both non-cash compensation expense and amortization of intangibles.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

        Revenue increased 26% to $501.0 million, driven primarily by the factors described above in the three month discussion.

        Operating Income Before Amortization increased 57% to $100.0 million, growing at a faster rate than revenue due to a decrease of $5.7 million in depreciation and lower selling and marketing expense as a percentage of revenue, partially offset by increases of $53.7 million in traffic acquisition costs and $3.8 million in product development expense. The decrease in depreciation, the lower selling and marketing expense as a percentage of revenue and the increase in traffic acquisition costs are primarily due to the factors described above in the three month discussion. The increase in product development expense is primarily due to a decrease in costs being capitalized in the current year period, partially offset by lower compensation and other employee-related costs due, in part, to the Ask.com restructuring that took place during the fourth quarter of 2010.

        Operating income increased 59% to $99.4 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in both non-cash compensation expense and amortization of intangibles.

  Match

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

        Revenue increased 20% to $116.4 million, benefiting from strong growth within its Core and Developing operations. Match's Developing operations consist of OkCupid, Singlesnet, mobile-only products and its international operations. Core revenue increased 22% to $97.6 million driven by a 17% increase in subscribers. The growth in Developing revenue was primarily due to display advertising revenue driven by the acquisition of OkCupid, which was not reflected in the prior year period. Revenue in the prior year period was negatively impacted by the write-off of $2.2 million in deferred revenue associated with the formation of our venture with Meetic in Latin America and the Singlesnet acquisition.

        Operating Income Before Amortization increased 45% to $42.3 million, primarily due to the higher revenue noted above, a decrease of $3.2 million in cost of revenue and lower general and administrative expense as a percentage of revenue, partially offset by an increase of $8.1 million in selling and marketing expense. The decrease in cost of revenue was primarily due to reduced spending from Singlesnet. General and administrative expense decreased as a percentage of revenue, however increased from 2010, primarily due to an increase in professional fees due, in part, to the Meetic tender offer, partially offset by a decrease in compensation and other employee-related costs. The increase in selling and marketing expense is due to an increase of $8.8 million in advertising and promotional expenditures primarily related to offline marketing, including an ad campaign to launch the OurTime.com website, as well as an increase in advertising spend associated with an agreement entered into during the second quarter of 2010 with Yahoo!.

        Operating income increased 61% to $41.0 million, primarily due to the increase in Operating Income Before Amortization described above and a decrease of $2.5 million in amortization of intangibles due to certain intangible assets being fully amortized prior to the second quarter of 2011.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

        Revenue increased 22% to $228.0 million. Core revenue increased 20% to $190.9 million driven by an increase in subscribers. Developing revenue increased 38% to $37.2 million driven primarily by Match's venture with Meetic in Latin America, which was not reflected in the full prior year period, as well as from the acquisition in 2011 of OkCupid and the contribution of Singlesnet, acquired March 2, 2010.

        Operating Income Before Amortization increased 53% to $67.3 million, growing at a faster rate than revenue primarily due to lower cost of revenue and operating expenses as a percentage of revenue.

        Operating income increased 64% to $64.4 million, primarily due to the increase in Operating Income Before Amortization described above and a decrease of $2.0 million in amortization of intangibles.

  ServiceMagic

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

        Revenue increased 13% to $56.1 million, benefiting from growth in its domestic and international operations. Domestically, revenue growth reflects an 8% increase in accepted service requests, which was driven by an 8% increase in service requests and a 4% increase in service professionals. Domestic growth also reflects an increase in revenue from website design and hosting services. ServiceMagic's international revenue growth reflects a 71% increase in accepted service requests. A service request can be transmitted to more than one service professional and is deemed accepted upon transmission.

        Operating Income Before Amortization increased 41% to $8.6 million, primarily due to the higher revenue noted above and lower selling and marketing expense as a percentage of revenue. Operating Income Before Amortization in 2010 benefited from the reversal of a $0.9 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which was not earned.

        Operating income increased 43% to $8.2 million, primarily due to the increase in Operating Income Before Amortization described above.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

        Revenue increased 12% to $102.4 million, driven primarily by the factors described above in the three month discussion. Domestically, revenue growth reflects an 8% increase in accepted service requests, which was driven, in part, by a 4% increase in service requests. ServiceMagic's international revenue growth reflects a 65% increase in accepted service requests.

        Operating Income Before Amortization increased 42% to $12.8 million, driven primarily by the factors described above in the three month discussion. Operating Income Before Amortization in 2010 benefited from the reversal of a $2.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which was not earned.

        Operating income increased 48% to $12.0 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in amortization of intangibles.

  Media & Other

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

        Revenue increased 19% to $60.8 million primarily reflecting growth at Shoebuy, Electus, Notional and Vimeo, partially offset by a decline at Pronto.

        Operating Income Before Amortization loss increased by $0.5 million to a loss of $3.1 million. Losses increased primarily due to increased operating expenses at Electus; reduced profitability at Pronto due to lower revenue; and start up costs at Hatch Labs, which was not in the prior year period. Operating Income Before Amortization loss in 2010 included losses related to The Daily Beast, which, following the formation of the joint venture with Harman Newsweek on January 31, 2011, has been accounted for as an equity method investment.

        Operating loss increased by $0.2 million to $3.2 million, primarily due to the increase in Operating Income Before Amortization loss described above, partially offset by a decrease in non-cash compensation expense.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

        Revenue increased 16% to $115.0 million primarily due to the factors described above in the three month discussion. Revenue was further impacted from the inclusion in 2010 of revenue associated with profit participations related to our former interest in Reveille.

        Operating Income Before Amortization loss increased by $1.5 million to a loss of $6.5 million. Losses increased primarily due to the factors described above in the three month discussion and the inclusion in 2010 of profit participations related to our former interest in Reveille.

        Operating loss increased by $0.1 million to $7.0 million, primarily due to the increase in Operating Income Before Amortization loss described above, partially offset by a decrease of $1.1 million in amortization of intangibles and a decrease in non-cash compensation expense.

  Corporate

  For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

        Operating Income Before Amortization loss increased by $0.7 million to a loss of $14.9 million reflecting higher compensation and other employee-related costs.

        Operating loss increased $2.9 million to $38.1 million primarily due to the increase in Operating Income Before Amortization loss described above and an increase of $2.1 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily related to the cancellation of certain equity awards during the second quarter of 2011.

  For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

        Operating Income Before Amortization loss increased by $2.8 million to a loss of $30.2 million primarily due to the factors described above in the three month discussion.

        Operating loss increased $3.7 million to $73.3 million primarily due to the increase in Operating Income Before Amortization loss described above and an increase of $0.9 million in non-cash compensation expense.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2011, the Company had $622.9 million of cash and cash equivalents, $289.0 million of marketable securities, $360.6 million of funds held in escrow for the Meetic tender offer, which launched July 8, 2011, and $95.8 million in long-term debt. Long-term debt consists of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in 7% Senior Notes due January 15, 2013.

        During the six months ended June 30, 2011 and 2010, the Company purchased 4.8 million and 17.1 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $172.8 million and $383.5 million, respectively. In addition, in connection with the tax-free exchange with Liberty in the fourth quarter of 2010, the Company received 0.1 million shares of IAC common stock in February 2011 in fulfillment of post-closing working capital adjustments. IAC also repurchased an additional 2.4 million shares of common stock from July 1, 2011 through July 22, 2011 for aggregate consideration of $89.9 million. On July 26, 2011, the Company's Board of Directors authorized the repurchase of up to 15 million shares of IAC common stock. IAC may purchase shares over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

        Net cash provided by operating activities attributable to continuing operations is $157.2 million and $131.6 million in 2011 and 2010, respectively. The increase of $25.6 million in net cash provided by operating activities attributable to continuing operations is primarily due to higher income in 2011, partially offset by cash income tax payments in 2011 as compared to cash income tax refunds in 2010.

        Net cash used in investing activities attributable to continuing operations in 2011 of $189.8 million includes $360.6 million of funds held in escrow for the Meetic tender offer, acquisitions, net of cash acquired, of $80.0 million and capital expenditures of $19.3 million. The funds held in escrow secure IAC's obligation in the event that all Meetic shares are tendered. Escrowed amounts reflecting shares not tendered will be released to the Company after the closing of the tender. Partially offsetting these uses of cash are the net proceeds of $267.1 million related to purchases, sales and maturities of marketable debt securities and the proceeds from sales of investments of $11.8 million, including the redemption of one of the Company's auction rate securities. Net cash used in investing activities attributable to continuing operations in 2010 of $87.7 million includes net purchases of $60.7 million related to the purchases, sales and maturities of marketable debt securities, capital expenditures of $23.5 million and acquisitions, net of cash acquired, of $16.7 million, partially offset by the dividend received from Meetic of $8.8 million and the proceeds of $5.3 million from the sale of certain securities.

        Net cash used in financing activities attributable to continuing operations in 2011 of $85.3 million includes the purchase of treasury stock of $155.2 million, partially offset by proceeds related to the issuance of common stock, net of withholding taxes, of $52.0 million and the excess tax benefits from stock-based awards of $17.9 million. Net cash used in financing activities attributable to continuing operations in 2010 of $367.9 million includes the purchase of treasury stock of $379.5 million, partially offset by proceeds related to the issuance of common stock, net of withholding taxes, of $6.6 million and the excess tax benefits from stock-based awards of $5.0 million.

        IAC anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company may make a number of acquisitions which could result in the reduction of its cash and/or marketable securities balance or the incurrence of debt. IAC expects that 2011 capital expenditures will be less than 2010. IAC believes that its cash on hand along with its anticipated operating cash flows in 2011 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

 CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt(b)	$196,062	$5,109	$24,953	$8,000	$158,000
Purchase obligations(c)	61,345	16,927	32,028	12,390	—
Operating leases	282,555	21,544	34,237	25,483	201,291

Total contractual cash obligations	$539,962	$43,580	$91,218	$45,873	$359,291

(a)
At June 30, 2011, the Company has recorded $473.3 million of unrecognized tax benefits which includes accrued interest of $104.2 million. This amount includes $305.8 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment and to net earnings (loss) attributable to IAC shareholders in total for the three and six months ended June 30, 2011 and 2010, see Note 10 to the consolidated financial statements.

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

        Based on the Company's total investment in marketable debt securities at June 30, 2011, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $1.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of $622.9 million is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Long-term Debt

        At June 30, 2011, the Company's outstanding debt is $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase in fair value of the fixed-rate debt by $10.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At June 30, 2011, the Company has three investments in equity securities of publicly traded companies. One of these investments is the Company's investment in Meetic, which is accounted for using the equity method. The other two investments are available-for-sale marketable equity securities. The investment in Meetic is included in "Long-term investments" and the available-for-sale marketable equity securities are either included in "Marketable securities" or "Long-term investments" depending on management intent on holding the securities. The available-for-sale marketable equity securities are reported at fair value based on their quoted market price with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market, among other factors. During the three and six months ended June 30, 2011, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity securities.

It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

        Because our investment in Meetic is accounted for using the equity method, it is not reported at fair value. In the event the fair value of our investment in Meetic were to decline below its carrying value, this decline would be only one factor in an assessment for other-than-temporary impairment. In the event the Company acquires a controlling financial interest in Meetic pursuant to the tender offer, the Company will be required to remeasure its investment in Meetic at the acquisition-date fair value. Based on the tender offer price of €15.00 per share, the Company's current estimate of the remeasurement loss is approximately $10 million.

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

        Actual results could differ materially from those contained in these forward- looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in industry standards and technology, actual tax liabilities that differ materially from our estimates, operational and financial risks relating to acquisitions, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part II "Item 1A. Risk Factors" of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2011. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part II "Item 1A. Risk Factors" of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2011, which could materially affect our business, financial condition or future operating results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
April 2011	—	—	—	—
May 2011	1,640,287	$35.20	1,640,287	5,560,712
June 2011	3,162,118	$36.37	3,162,118	2,398,594

Total	4,802,405	$35.97	4,802,405	2,398,594

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to a repurchase authorization previously announced in February 2010.

(3)
Represents the total number of shares of common stock that remained available for repurchase as of June 30, 2011 pursuant to the February 2010 repurchase authorization, all of which were repurchased during July 2011.

On July 26, 2011, IAC's Board of Directors authorized the repurchase of up to 15 million shares of IAC common stock. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.1	Amendment No. 4 to Google Services Agreement, dated as of April 1, 2011, between IAC/InterActiveCorp and Google.(1)(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
101.INS	XBRL Instance(4)
101.SCH	XBRL Taxonomy Extension Schema(4)

Exhibit Number	Description	Location
101.CAL	XBRL Taxonomy Extension Calculation(4)
101.DEF	XBRL Taxonomy Extension Definition(4)
101.LAB	XBRL Taxonomy Extension Labels(4)
101.PRE	XBRL Taxonomy Extension Presentation(4)

(1)
Filed herewith.

(2)
Certain portions of this document have been omitted pursuant to a confidential treatment request.

(3)
Furnished herewith.

(4)
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

Dated: August 5, 2011

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	August 5, 2011

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