Form 10-Q
period 2011-09-30
IAC/INTERACTIVECORP
filed 2011-11-09
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 9, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of October 28, 2011, the following shares of the registrant's common stock were outstanding:

Common Stock	76,243,245
Class B Common Stock	5,789,499

Total outstanding Common Stock	82,032,744

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 28, 2011 was $3,093,995,639. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$679,311	$742,099
Marketable securities	185,681	563,997
Accounts receivable, net of allowance of $8,954 and $8,848, respectively	154,401	119,581
Other current assets	104,748	118,308

Total current assets	1,124,141	1,543,985
Property and equipment, net	260,003	267,928
Goodwill	1,337,889	989,493
Intangible assets, net	398,040	245,044
Long-term investments	177,627	200,721
Other non-current assets	250,627	192,383

TOTAL ASSETS	$3,548,327	$3,439,554

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$59,029	$56,375
Deferred revenue	104,844	78,175
Accrued expenses and other current liabilities	329,405	222,323

Total current liabilities	493,278	356,873
Long-term debt	95,844	95,844
Income taxes payable	467,878	475,685
Other long-term liabilities	71,370	20,350
Redeemable noncontrolling interests	19,095	59,869
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 230,334,809 and 225,873,751 shares, respectively, and outstanding 76,177,484 and 84,078,621 shares, respectively	230	226
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 and 4,289,499 shares, respectively	16	16
Additional paid-in capital	11,588,762	11,428,749
Accumulated deficit	(526,551)	(652,018)
Accumulated other comprehensive income	12,137	17,546
Treasury stock 164,525,325 and 153,663,130 shares, respectively	(8,768,096)	(8,363,586)

Total IAC shareholders' equity	2,306,498	2,430,933
Noncontrolling interests	94,364	—

Total shareholders' equity	2,400,862	2,430,933

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,548,327	$3,439,554

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenue	$516,884	$412,966	$1,462,501	$1,185,388
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	188,642	147,933	542,832	419,720
Selling and marketing expense	153,296	118,800	426,764	367,487
General and administrative expense	84,628	74,757	241,472	223,638
Product development expense	21,556	16,892	56,558	46,053
Depreciation	17,484	14,598	43,373	47,016
Amortization of intangibles	4,538	2,302	9,195	10,232

Total costs and expenses	470,144	375,282	1,320,194	1,114,146

Operating income	46,740	37,684	142,307	71,242
Equity in losses of unconsolidated affiliates	(15,078)	(547)	(25,677)	(27,162)
Other income, net	4,308	819	10,697	6,158

Earnings from continuing operations before income taxes	35,970	37,956	127,327	50,238
Income tax benefit (provision)	32,003	(15,516)	6,444	(26,974)

Earnings from continuing operations	67,973	22,440	133,771	23,264
Loss from discontinued operations, net of tax	(3,922)	(4,795)	(8,358)	(12,108)

Net earnings	64,051	17,645	125,413	11,156
Net loss (earnings) attributable to noncontrolling interests	922	(136)	54	1,239

Net earnings attributable to IAC shareholders	$64,973	$17,509	$125,467	$12,395

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.81	$0.22	$1.52	$0.22
Diluted earnings per share from continuing operations	$0.73	$0.21	$1.41	$0.22
Basic earnings per share	$0.77	$0.17	$1.43	$0.11
Diluted earnings per share	$0.69	$0.16	$1.32	$0.11
Non-cash compensation expense by function:
Cost of revenue	$1,449	$1,113	$3,682	$3,065
Selling and marketing expense	1,241	889	3,476	2,843
General and administrative expense	18,118	13,629	53,444	49,448
Product development expense	2,077	1,427	5,451	4,295

Total non-cash compensation expense	$22,885	$17,058	$66,053	$59,651

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$125,413	$11,156
Less: loss from discontinued operations, net of tax	8,358	12,108

Earnings from continuing operations	133,771	23,264
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	66,053	59,651
Depreciation	43,373	47,016
Amortization of intangibles	9,195	10,232
Deferred income taxes	(44,548)	6,113
Equity in losses of unconsolidated affiliates	25,677	27,162
Gain on sales of investments	(1,861)	(3,989)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(27,494)	(18,967)
Other current assets	9,005	(5,888)
Accounts payable and other current liabilities	15,512	17,020
Income taxes payable	6,173	21,741
Deferred revenue	26,668	14,471
Other, net	8,042	10,250

Net cash provided by operating activities attributable to continuing operations	269,566	208,076

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(278,469)	(17,334)
Capital expenditures	(27,346)	(31,327)
Proceeds from maturities and sales of marketable debt securities	528,170	607,127
Purchases of marketable debt securities	(154,718)	(600,993)
Proceeds from sales of investments	14,021	5,325
Purchases of long-term investments	(84,441)	(1,630)
Dividend received from Meetic	—	11,355
Other, net	(11,436)	(127)

Net cash used in investing activities attributable to continuing operations	(14,219)	(27,604)

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(389,566)	(537,824)
Issuance of common stock, net of withholding taxes	62,045	13,263
Excess tax benefits from stock-based awards	22,878	6,551
Other, net	(3,699)	46

Net cash used in financing activities attributable to continuing operations	(308,342)	(517,964)

Total cash used in continuing operations	(52,995)	(337,492)
Total cash used in discontinued operations	(7,379)	(5,625)
Effect of exchange rate changes on cash and cash equivalents	(2,414)	(666)

Net decrease in cash and cash equivalents	(62,788)	(343,783)
Cash and cash equivalents at beginning of period	742,099	1,245,997

Cash and cash equivalents at end of period	$679,311	$902,214

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        IAC operates more than 50 leading and diversified Internet businesses across 30 countries...our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Search segment; its Match and ServiceMagic segments; the businesses comprising its Media & Other segment; as well as investments in unconsolidated affiliates.

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

        The accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010 have been reclassified to present Evite, Gifts.com, IAC Advertising Solutions and InstantAction, all of which were previously reported in IAC's Media & Other segment, as discontinued operations. In addition, certain other prior year amounts have been reclassified to conform to the current year presentation.

Accounting Estimates

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual amounts could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to the fair values of marketable securities and other investments, goodwill and indefinite-lived intangible assets, the useful lives and recoverability of definite-lived

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

intangible assets and property and equipment, the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and other revenue related allowances, the reserves for income tax contingencies and the valuation allowances for deferred income tax assets and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

Certain Risks and Concentrations

        A substantial portion of the Company's revenue is attributable to online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three and nine months ended September 30, 2011, revenue earned from Google was $242.9 million and $679.1 million, respectively. For the three and nine months ended September 30, 2010, revenue earned from Google was $176.8 million and $522.6 million, respectively. The majority of this revenue was earned by the businesses comprising the Search segment. Accounts receivable related to revenue earned from Google totaled $85.7 million at September 30, 2011 and $70.5 million at December 31, 2010.

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

	September 30, 2011	December 31, 2010
	(In thousands)
Buildings and leasehold improvements	$235,524	$234,328
Computer equipment and capitalized software	198,415	183,055
Furniture and other equipment	42,554	41,930
Projects in progress	5,393	2,944
Land	5,117	5,117

	487,003	467,374
Less: accumulated depreciation and amortization	(227,000)	(199,446)

Property and equipment, net	$260,003	$267,928

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Redeemable noncontrolling interests

	September 30, 2011	December 31, 2010
	(In thousands)
Balance at January 1	$59,869	$28,180
Purchase of noncontrolling interests	(5,779)	—
Noncontrolling interests related to the acquisition of a business contributed to a consolidated Latin American venture	—	20,250
Noncontrolling interests created by a decrease in the ownership of a subsidiary contributed to a consolidated Latin American venture	—	15,750
Decrease in redeemable noncontrolling interests in a consolidated Latin American venture, resulting from the acquisition of Meetic S.A. ("Meetic")	(37,917)	—
Noncontrolling interests related to other acquisitions	—	3,333
Net earnings (loss) attributable to noncontrolling interests	1,278	(5,007)
Change in fair value of redeemable noncontrolling interests	1,516	(2,059)
Other	128	(578)

Balance at end of period	$19,095	$59,869

Accumulated other comprehensive income

	September 30, 2011	December 31, 2010
	(In thousands)
Foreign currency translation adjustment, net of tax	$(7,574)	$16,027
Unrealized gains on available-for-sale securities, net of tax	19,711	1,519

Accumulated other comprehensive income, net of tax	$12,137	$17,546

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Total Shareholders' Equity

	IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
	(In thousands)
Balance at January 1, 2011	$2,430,933	$—	$2,430,933
Net earnings (loss)	125,467	(1,332)	124,135
Change in foreign currency translation adjustment, net of tax	(23,601)	(6,212)	(29,813)
Change in net unrealized gains on available-for-sale securities, net of tax	18,192	—	18,192
Purchase of treasury stock	(401,587)	—	(401,587)
Receipt of stock from Liberty Media Corporation	(2,923)	—	(2,923)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	62,139	—	62,139
Income tax provision related to the exercise of stock options, vesting of restricted units and other	33,991	—	33,991
Non-cash compensation expense	65,403	421	65,824
Acquisition of Meetic	—	101,487	101,487
Change in fair value of redeemable noncontrolling interests	(1,516)	—	(1,516)

Balance at September 30, 2011	$2,306,498	$94,364	$2,400,862

Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Interest income	$1,224	$1,550	$3,676	$4,851
Interest expense	(1,425)	(1,321)	(4,135)	(3,967)
Gain on sales of investments	317	—	1,861	3,989
Non-income tax refunds related to Match Europe	—	—	4,630	—
Foreign currency exchange gains, net	3,748	371	4,050	292
Other	444	219	615	993

Other income, net	$4,308	$819	$10,697	$6,158

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net earnings	$64,051	$17,645	$125,413	$11,156

Change in foreign currency translation adjustment, net of tax	(39,675)	1,195	(29,813)	(12,468)
Change in net unrealized (losses) gains on available-for-sale securities, net of tax	(16,624)	3,636	18,192	(4,106)

Other comprehensive (loss) income	(56,299)	4,831	(11,621)	(16,574)

Comprehensive income (loss)	7,752	22,476	113,792	(5,418)

Net loss (earnings) attributable to noncontrolling interests	922	(136)	54	1,239
Change in foreign currency translation adjustment, net of tax, attributable to noncontrolling interests	6,212	—	6,212	—

Comprehensive loss (income) attributable to noncontrolling interests	7,134	(136)	6,266	1,239

Comprehensive income (loss) attributable to IAC shareholders	$14,886	$22,340	$120,058	$(4,179)

        The amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings, as a component of other income, net, is based on the specific identification method. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive income into other income, net related to the maturities and sales of available-for-sale securities for the three and nine months ended September 30, 2011 were $0.6 million and $2.0 million, respectively. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive income into other income, net related to the maturities and sales of available-for-sale securities for the three and nine months ended September 30, 2010 were $0.2 million and $2.9 million, respectively.

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

income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs. Included in the income tax benefit for the three months ended September 30, 2011 is a benefit of $2.0 million due to a lower estimated annual effective tax rate from that applied to ordinary income from continuing operations through the six months ended June 30, 2011. The lower estimated annual effective tax rate was primarily due to an increase in foreign income taxed at lower rates.

        For the three and nine months ended September 30, 2011, the Company recorded an income tax benefit for continuing operations of $32.0 million and $6.4 million, respectively, despite pre-tax income of $36.0 million and $127.3 million, respectively. The income tax benefit for the three months ended September 30, 2011 is due principally to the release of a previously established deferred tax liability of $43.6 million in connection with the acquisition of Meetic. The Company concluded that it intends to permanently reinvest outside the United States the earnings of Match's international operations related to Meetic, including the 2009 gain on the sale of Match Europe. This income tax benefit was partially offset by the nondeductible nature of the mark-to-market loss on Match's 27% equity method investment in Meetic that was recorded upon achieving control. The income tax benefit for the nine months ended September 30, 2011 is due principally to the release of previously established deferred tax liabilities, foreign income taxed at lower rates, and the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and expirations of statutes of limitations, partially offset by interest on tax contingencies, states taxes, and the nondeductible nature of the mark-to-market loss on Match's 27% equity method investment in Meetic that was recorded upon achieving control.

        For the three and nine months ended September 30, 2010, the Company recorded an income tax provision for continuing operations of $15.5 million and $27.0 million, respectively, which represent effective tax rates of 41% and 54%, respectively. The tax rate for the three months ended September 30, 2010 is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by the reversal of a valuation allowance on the deferred tax asset related to an unconsolidated affiliate and foreign income taxed at lower rates. The tax rate for the nine months ended September 30, 2010 is higher than the federal statutory rate of 35% due principally to interest on tax contingencies, a valuation allowance on the deferred tax asset created by the impairment charge for an investment accounted for using the equity method, and state taxes, partially offset by foreign tax credits and the reversal of a valuation allowance on the deferred tax asset related to an unconsolidated affiliate.

        At September 30, 2011 and December 31, 2010, unrecognized tax benefits, including interest, are $481.0 million and $487.6 million, respectively. Of the total unrecognized tax benefits at September 30, 2011, $467.9 million is included in "non-current income taxes payable," $12.3 million relates to deferred tax assets included in "other non-current assets" and $0.8 million is included in "accrued expenses and other current liabilities." Included in unrecognized tax benefits at September 30, 2011 is $92.0 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at September 30, 2011 are subsequently recognized, $101.4 million and $212.6 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations and discontinued operations, respectively. In addition, a continuing operations income tax provision of $4.5 million would be

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES (Continued)

required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended September 30, 2011 is a $2.2 million benefit and a $1.9 million expense, respectively, net of related deferred taxes of $1.4 million and $1.2 million, respectively, for interest on unrecognized tax benefits. Included in income tax provision for continuing operations and discontinued operations for the nine months ended September 30, 2011 is a $2.8 million expense and a $5.2 million expense, respectively, net of related deferred taxes of $1.8 million and $3.3 million, respectively, for interest on unrecognized tax benefits. At September 30, 2011 and December 31, 2010, the Company has accrued $111.0 million and $97.7 million, respectively, for the payment of interest. At September 30, 2011 and December 31, 2010, the Company has accrued $4.5 million and $5.0 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its review of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2007 has been extended to December 31, 2012. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2003. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $53.4 million within twelve months of the current reporting date, of which approximately $8.1 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 4—BUSINESS COMBINATIONS

Meetic Acquisition

        In 2009, Match acquired a 27% ownership interest in Meetic, a European online dating company based in France. Match accounted for this interest under the equity method of accounting. During the third quarter of 2011, pursuant to its previously announced tender offer, Match acquired an additional 12.5 million shares of Meetic for $272.0 million in cash. These additional shares increased Match's voting interest and ownership interest in Meetic to 79% and 81%, respectively, resulting in Match obtaining a controlling financial interest in Meetic. Accordingly, this purchase was accounted for under the acquisition method of accounting and the financial results of Meetic are included within IAC's

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—BUSINESS COMBINATIONS (Continued)

consolidated financial statements and the Match operating segment beginning September 1, 2011. For the three and nine months ended September 30, 2011, the Company included $11.1 million of revenue, net of a $9.6 million write-off of deferred revenue, and a net loss of $5.9 million in its consolidated statement of operations related to Meetic.

        In connection with the acquisition, Match's 27% equity method investment in Meetic was reduced to its fair value of $132.7 million, resulting in a loss of $11.7 million, which is included within "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations. Included in this loss is $3.2 million of foreign currency translation gains, which were reclassified out of accumulated other comprehensive income and into earnings. Additionally, Match measured and recorded the acquisition-date fair value of the 19% noncontrolling interests in Meetic, which totaled $101.5 million. The fair values of the 27% equity method investment and the noncontrolling interests were based on the tender offer price of €15.00 per share.

        Meetic's fair value at the date of acquisition consists of the following components:

(In thousands)
Shares acquired pursuant to tender offer	$272,032
Equity method investment in Meetic	132,652
Noncontrolling interests, including the fair value of unvested stock awards attributable to pre-acquisition services	101,487

Total	$506,171

        The table below summarizes the allocation of Meetic's fair value at the date of acquisition to its assets and liabilities. While this allocation of fair value is substantially complete, it is still preliminary. The Company expects to finalize the allocation in the fourth quarter of 2011.

(In thousands)
Cash and cash equivalents	$74,562
Other current assets	22,356
Current deferred tax asset	13,742
Property and equipment	9,269
Goodwill	285,809
Intangible assets	165,250
Other assets	40,800

Total assets	611,788
Current liabilities	(49,382)
Other liabilities	(2,575)
Non-current deferred tax liabilities	(53,660)

Net assets	$506,171

        The Company's purchase of the additional 54% interest in Meetic resulted in a significant portion of the purchase price being allocated to goodwill. The value of Meetic is its ability to generate revenue and cash flow in the future. Meetic's business model is similar to Match's businesses and we believe increasing our ownership stake allows us to leverage Match's skill in product development, marketing

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—BUSINESS COMBINATIONS (Continued)

and technology innovation in the online dating space across Europe. We believe there are additional growth opportunities due to synergies between Match and Meetic.

        Intangible assets relate to the following:

	(In thousands)	Weighted-Average Amortization Life (Years)
Indefinite-lived trade names	$132,195	Indefinite
Customer lists	18,138	1
Technology	14,917	2

Total	$165,250

        Meetic's other current assets, property and equipment, other assets, current liabilities and other liabilities were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The current deferred tax asset primarily relates to the excess of tax basis over book basis on deferred revenue, which was recorded at fair value in conjunction with the acquisition. The fair value of the trade names was determined using an avoided royalty discounted cash flow analysis. Customer lists includes both paid subscribers and registered users who are not paid subscribers. The fair value relating to the paid subscribers was determined using an excess earnings methodology and the fair value relating to the registered users who are not paid subscribers was determined using a cost methodology. The fair value of the developed technology was determined using replacement cost methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require estimates, including the amount and timing of future cash flows, royalty rates and discount rates. The non-current deferred tax liabilities primarily relate to the excess of book basis over tax basis on acquired intangible assets. None of the goodwill is tax deductible.

        The unaudited pro forma financial information in the table below summarizes the combined results of IAC as if the acquisition of Meetic had occurred as of January 1, 2010. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition actually occurred on the aforementioned date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenue	$567,821	$473,339	$1,643,132	$1,336,389
Net earnings (loss) attributable to IAC shareholders	80,836	23,569	148,779	(5,701)
Basic earnings (loss) per share attributable to IAC shareholders	$0.96	$0.23	$1.69	$(0.05)
Diluted earnings (loss) per share attributable to IAC shareholders	$0.86	$0.22	$1.57	$(0.05)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—BUSINESS COMBINATIONS (Continued)

OkCupid Acquisition

        On January 20, 2011, Match acquired OkCupid for $50.0 million in cash, plus potential additional consideration of up to $40.0 million that was contingent upon OkCupid's 2011 earnings performance. During the second quarter of 2011, the provisions of this contingent consideration arrangement were amended. Pursuant to the amendment, $30.0 million was paid to the former owners of OkCupid, and a potential additional payment of up to $10.0 million is contingent upon revised performance goals. The fair value of the contingent consideration at September 30, 2011 is $10.0 million and is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. The Company estimated the fair value of the contingent consideration using its judgment of the likelihood of achieving the revised performance goals, which incorporates significant unobservable inputs.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2011	December 31, 2010
Goodwill	$1,337,889	$989,493
Intangible assets with indefinite lives	360,060	237,021
Intangible assets with definite lives, net	37,980	8,023

Total goodwill and intangible assets, net	$1,735,929	$1,234,537

        The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the nine months ended September 30, 2011 (in thousands):

	Balance as of January 1, 2011	Additions	(Deductions)	Foreign Exchange Translation	Balance as of September 30, 2011
IAC Search & Media	$534,004	$—	$(93)	$—	$533,911
CityGrid Media	17,450	301	—	—	17,751

Search	551,454	301	(93)	—	551,662
Match	297,974	369,596	—	(21,806)	645,764
ServiceMagic	109,917	—	—	531	110,448
Shoebuy	21,712	36	—	—	21,748
Connected Ventures	8,436	—	(169)	—	8,267

Media & Other	30,148	36	(169)	—	30,015

Total	$989,493	$369,933	$(262)	$(21,275)	$1,337,889

        Additions principally relate to the acquisitions of Meetic and OkCupid. Both the January 1, 2011 and September 30, 2011 goodwill balances include accumulated impairment losses of $916.9 million, $28.0 million and $11.6 million at IAC Search & Media, Shoebuy and Connected Ventures, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets with indefinite lives relate to trade names and trademarks acquired in various acquisitions. At September 30, 2011, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Customer lists	$18,571	$(2,834)	$15,737	1.0
Technology	16,574	(1,970)	14,604	2.2
Supplier agreements	10,053	(5,471)	4,582	6.2
Other	9,503	(6,446)	3,057	3.6

Total	$54,701	$(16,721)	$37,980

        At December 31, 2010, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
Supplier agreements	$7,100	$(4,668)	$2,432	6.7
Customer lists	5,534	(5,298)	236	1.3
Technology	3,100	(1,817)	1,283	3.0
Other	8,871	(4,799)	4,072	4.2

Total	$24,605	$(16,582)	$8,023

        Amortization of intangible assets with definite lives is computed either on a straight-line basis or based on the period in which the economic benefits of the asset will be realized. At September 30, 2011, amortization of intangible assets with definite lives for each of the next five years is estimated to be as follows (in thousands):

Years Ending September 30,
2012	$26,794
2013	8,843
2014	1,085
2015	629
2016	629

$37,980

NOTE 6—MARKETABLE SECURITIES

        At September 30, 2011, available-for-sale marketable securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$67,833	$116	$(41)	$67,908
States of the U.S. and state political subdivisions	111,604	603	(66)	112,141

Total debt securities	179,437	719	(107)	180,049
Equity security	5,735	—	(103)	5,632

Total marketable securities	$185,172	$719	$(210)	$185,681

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES (Continued)

        At December 31, 2010, available-for-sale marketable securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$237,406	$773	$(16)	$238,163
States of the U.S. and state political subdivisions	110,478	373	(230)	110,621
U.S. Treasury securities	199,881	18	—	199,899

Total debt securities	547,765	1,164	(246)	548,683
Equity security	12,896	2,418	—	15,314

Total marketable securities	$560,661	$3,582	$(246)	$563,997

        The net unrealized gains in the tables above are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet.

        The contractual maturities of debt securities classified as available-for-sale at September 30, 2011 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$98,145	$98,410
Due after one year through five years	81,292	81,639

Total	$179,437	$180,049

        The following table summarizes investments in marketable debt securities (16 in total at September 30, 2011) that have been in a continuous unrealized loss position for less than twelve months (in thousands):

	September 30, 2011		December 31, 2010
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$16,995	$(41)	$34,552	$(16)
States of the U.S. and state political subdivisions	26,224	(66)	39,171	(230)

Total	$43,219	$(107)	$73,723	$(246)

        At September 30, 2011 and December 31, 2010, there are no investments in marketable securities that have been in a continuous unrealized loss position for twelve months or longer.

        Substantially all of the Company's marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate to changes in interest rates. Because the Company does not intend to sell any marketable debt securities and it is not more likely than not that the Company will be required to sell any marketable debt securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at September 30, 2011. The gross unrealized loss on the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—MARKETABLE SECURITIES (Continued)

marketable equity security is not considered other-than-temporarily impaired at September 30, 2011 because of the short duration and lack of severity of the loss.

        The following table presents the proceeds from maturities and sales of available-for-sale marketable securities and the related gross realized gains and losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$128,287	$240,584	$542,191	$612,452
Gross realized gains	387	328	2,303	4,660
Gross realized losses	—	—	(18)	(7)

        Gross realized gains and losses from the maturities and sales of marketable securities and from the sales of investments are included in "Other income, net" in the accompanying consolidated statement of operations.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2011
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Treasury and government agency money market funds	$459,902	$—	$—	$459,902
Commercial paper	—	49,999	—	49,999
Time deposits	—	4,700	—	4,700
Marketable securities:
Corporate debt securities	—	67,908	—	67,908
States of the U.S. and state political subdivisions	—	112,141	—	112,141
Equity security	5,632	—	—	5,632
Long-term investments:
Auction rate security	—	—	5,860	5,860
Marketable equity securities	78,715	—	—	78,715

Total	$544,249	$234,748	$5,860	$784,857

Liabilities:
Contingent consideration arrangement	$—	$—	$10,000	$10,000

Total	$—	$—	$10,000	$10,000

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

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2011		2010
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Securities
	(In thousands)
Balance at July 1	$8,680	$10,000	$11,255
Total net (losses) gains (realized and unrealized):
Included in other comprehensive income	(2,820)	—	1,095

Balance at September 30	$5,860	$10,000	$12,350

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

	Nine Months Ended September 30,
	2011		2010
	Auction Rate Securities	Contingent Consideration Arrangement	Auction Rate Securities
	(In thousands)
Balance at January 1	$13,100	$—	$12,635
Total net (losses) gains (realized and unrealized):
Included in other comprehensive income	(2,240)	—	(285)
Fair value at date of acquisition	—	40,000	—
Settlements	(5,000)	(30,000)	—

Balance at September 30	$5,860	$10,000	$12,350

        There are no gains or losses included in earnings for the three and nine months ended September 30, 2011 and 2010, relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs.

Auction rate securities

        The Company's auction rate securities are valued by discounting the estimated future cash flow streams of the securities over the lives of the securities. Credit spreads and other risk factors are also considered in establishing fair value. During the first quarter of 2011, one of the auction rate securities was redeemed at its par value of $5.0 million. The cost basis of the auction rate securities is $10.0 million and $15.0 million at September 30, 2011 and December 31, 2010, respectively, with gross unrealized losses of $4.1 million and $1.9 million at September 30, 2011 and December 31, 2010, respectively. The unrealized losses are included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. At September 30, 2011, the remaining auction rate security is rated A/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at September 30, 2011, due to its high credit rating and because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity.

Long-term marketable equity securities

        The cost basis of the long-term marketable equity securities at September 30, 2011 was $48.9 million, with gross unrealized gains of $34.5 million and a gross unrealized loss of $4.7 million, included in "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. Because of the short duration of the loss, the Company does not consider this security to be other-than-temporarily impaired at September 30, 2011.

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

        During the first quarter of 2010, the Company recorded an $18.3 million impairment charge to write-down an investment accounted for using the equity method to fair value. The decline in value was determined to be other-than-temporary due to the investee's continued losses and negative operating cash flows. The Company estimated the fair value of its investment using a multiple of revenue approach. The impairment charge is included within "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.

NOTE 8—FINANCIAL INSTRUMENTS

        The fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$679,311	$679,311	$742,099	$742,099
Marketable securities	185,681	185,681	563,997	563,997
Auction rate securities	5,860	5,860	13,100	13,100
Long-term marketable equity securities	78,715	78,715	—	—
Notes receivable	3,332	2,939	3,316	2,818
Liabilities:
Contingent consideration arrangement	(10,000)	(10,000)	—	—
Long-term debt	(95,844)	(87,502)	(95,844)	(83,363)
Guarantee of an equity method investee's debt	(5,000)	(5,000)	—	—
Letters of credit and surety bond	N/A	(224)	N/A	(362)

        The carrying value of cash equivalents approximates fair value due to their short-term maturity. The fair value of notes receivable is based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. The carrying value and fair value of the guarantee of the equity method investee's debt represents the amount the Company expects to pay to settle this obligation. The fair value of the letters of credit and surety bond are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 6 for discussion of the fair value of marketable securities, Note 7 for discussion of the fair value of the auction rate securities and long-term marketable equity securities and Note 4 for discussion of the fair value of the contingent consideration arrangement.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FINANCIAL INSTRUMENTS (Continued)

        At September 30, 2011 and December 31, 2010, the carrying values of the Company's investments accounted for under the cost method totaled $81.2 million and $39.0 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

NOTE 9—EARNINGS PER SHARE

        The following tables set forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$67,973	$67,973	$22,440	$22,440
Net loss (earnings) attributable to noncontrolling interests	922	922	(136)	(136)

Earnings from continuing operations attributable to IAC shareholders	68,895	68,895	22,304	22,304
Loss from discontinued operations, net of tax	(3,922)	(3,922)	(4,795)	(4,795)

Net earnings attributable to IAC shareholders	$64,973	$64,973	$17,509	$17,509

Denominator:
Weighted average basic shares outstanding	84,613	84,613	103,152	103,152
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	9,129	—	3,076

Denominator for earnings per share—weighted average shares(a)(b)	84,613	93,742	103,152	106,228

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.81	$0.73	$0.22	$0.21
Discontinued operations, net of tax	(0.04)	(0.04)	(0.05)	(0.05)

Earnings per share	$0.77	$0.69	$0.17	$0.16

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$133,771	$133,771	$23,264	$23,264
Net loss attributable to noncontrolling interests	54	54	1,239	1,239

Earnings from continuing operations attributable to IAC shareholders	133,825	133,825	24,503	24,503
Loss from discontinued operations, net of tax	(8,358)	(8,358)	(12,108)	(12,108)

Net earnings attributable to IAC shareholders	$125,467	$125,467	$12,395	$12,395

Denominator:
Weighted average basic shares outstanding	87,898	87,898	109,580	109,580
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	6,992	—	3,288

Denominator for earnings per share—weighted average shares(a)(b)	87,898	94,890	109,580	112,868

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$1.52	$1.41	$0.22	$0.22
Discontinued operations, net of tax	(0.09)	(0.09)	(0.11)	(0.11)

Earnings per share	$1.43	$1.32	$0.11	$0.11

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs"). For the three and nine months ended September 30, 2011, approximately 0.8 million and 1.3 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2010, approximately 21.3 million and 21.7 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
There are no performance-based stock units ("PSUs") included in the denominator for earnings per share as the performance conditions have not been met for the respective reporting periods. For the three and nine months ended September 30, 2011, approximately 3.3 million PSUs are excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2010, approximately 1.8 million PSUs are excluded from the calculation of diluted earnings per share.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
Search	$273,345	$205,075	$774,385	$601,230
Match	132,328	106,197	360,354	292,433
ServiceMagic	55,061	48,397	157,458	140,128
Media & Other	56,384	54,029	171,431	153,158
Inter-segment elimination	(234)	(732)	(1,127)	(1,561)

Total	$516,884	$412,966	$1,462,501	$1,185,388

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Operating Income (Loss):
Search	$45,023	$28,872	$144,420	$91,546
Match	36,677	38,126	101,105	77,318
ServiceMagic	7,041	6,205	19,088	14,349
Media & Other	(3,717)	(2,824)	(10,680)	(9,662)
Corporate	(38,284)	(32,695)	(111,626)	(102,309)

Total	$46,740	$37,684	$142,307	$71,242

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Operating Income Before Amortization:
Search	$45,848	$29,268	$145,802	$92,852
Match	40,207	39,354	107,530	83,264
ServiceMagic	7,425	6,692	20,224	15,676
Media & Other	(3,216)	(2,161)	(9,719)	(7,175)
Corporate	(16,101)	(16,109)	(46,282)	(43,492)

Total	$74,163	$57,044	$217,555	$141,125

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Depreciation:
Search	$11,170	$8,249	$24,518	$27,264
Match	2,481	2,612	7,059	8,518
ServiceMagic	1,092	1,005	3,276	3,001
Media & Other	662	576	2,089	1,682
Corporate	2,079	2,156	6,431	6,551

Total	$17,484	$14,598	$43,373	$47,016

        Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
United States	$393,398	$345,259	$1,150,895	$989,930
All other countries	123,486	67,707	311,606	195,458

Total	$516,884	$412,966	$1,462,501	$1,185,388

	September 30, 2011	December 31, 2010
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$250,117	$267,060
All other countries	9,886	868

Total	$260,003	$267,928

        The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, and (4) one-time items. The Company believes this measure is useful to investors because it represents the operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-U.S. GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-U.S. GAAP measure.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION (Continued)

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments (in thousands):

	Three Months Ended September 30, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$45,848	$—	$(825)	$45,023
Match	40,207	(423)	(3,107)	36,677
ServiceMagic	7,425	—	(384)	7,041
Media & Other	(3,216)	(279)	(222)	(3,717)
Corporate	(16,101)	(22,183)	—	(38,284)

Total	$74,163	$(22,885)	$(4,538)	$46,740

	Three Months Ended September 30, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$29,268	$(59)	$(337)	$28,872
Match	39,354	—	(1,228)	38,126
ServiceMagic	6,692	—	(487)	6,205
Media & Other	(2,161)	(413)	(250)	(2,824)
Corporate	(16,109)	(16,586)	—	(32,695)

Total	$57,044	$(17,058)	$(2,302)	$37,684

	Nine Months Ended September 30, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$145,802	$—	$(1,382)	$144,420
Match	107,530	(423)	(6,002)	101,105
ServiceMagic	20,224	—	(1,136)	19,088
Media & Other	(9,719)	(286)	(675)	(10,680)
Corporate	(46,282)	(65,344)	—	(111,626)

Total	$217,555	$(66,053)	$(9,195)	$142,307

	Nine Months Ended September 30, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
Search	$92,852	$(295)	$(1,011)	$91,546
Match	83,264	153	(6,099)	77,318
ServiceMagic	15,676	—	(1,327)	14,349
Media & Other	(7,175)	(692)	(1,795)	(9,662)
Corporate	(43,492)	(58,817)	—	(102,309)

Total	$141,125	$(59,651)	$(10,232)	$71,242

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

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

        During 2010, IAC received a dividend of $11.4 million from Meetic, which the Company deemed to be a partial return of its investment. Accordingly, the dividend is reflected as a cash flow from an investing activity in the accompanying consolidated statement of cash flows.

Non-Cash Transactions for the Nine Months Ended September 30, 2011

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

NOTE 13—SUBSEQUENT EVENTS

        On November 2, 2011, IAC's Board of Directors declared a quarterly cash dividend of $0.12 per share of common and Class B common stock outstanding to be paid to stockholders of record as of the close of business on November 15, 2011, with a payment date of December 1, 2011. Based on the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—SUBSEQUENT EVENTS (Continued)

Company's current shares outstanding, the total amount of this dividend will be approximately $10.0 million.

        On November 3, 2011, IAC entered into an agreement to sell its direct sponsored listings business ("Sendori") for total consideration of approximately $3.0 million, of which $2.3 million is contingent upon the collection of current outstanding accounts receivable. The transaction is expected to close on or around November 10, 2011. The assets and liabilities of Sendori included in the accompanying consolidated balance sheet at September 30, 2011 consist of approximately $4.0 million of current assets, $1.8 million of current liabilities and $2.4 million of noncontrolling interests.

        The table below reflects Sendori's revenue and a reconciliation of operating income (loss) to Operating Income Before Amortization for each of the quarters in 2011 and 2010 (in thousands):

	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011
Revenue	$9,239	$6,982	$5,277
Operating income (loss)	14	(770)	(6,064)
Amortization of intangibles	183	183	767
Operating Income Before Amortization	197	(587)	(5,297)

        Included in the third quarter of 2011 is a write-down of $4.9 million in capitalized software costs and an intangible asset impairment charge of $0.6 million recorded in connection with the planned exit from the direct sponsored listings business.

	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010
Revenue	$9,682	$6,907	$9,903	$9,984
Operating (loss) income	(69)	(758)	348	(434)
Amortization of intangibles	183	183	183	183
Non-cash compensation expense	147	88	59	39
Operating Income Before Amortization	261	(487)	590	(212)

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

Results of Operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Growth	2010*	2011	Growth	2010*
Revenue:
Search	$273,345	33%	$205,075	$774,385	29%	$601,230
Match	132,328	25%	106,197	360,354	23%	292,433
ServiceMagic	55,061	14%	48,397	157,458	12%	140,128
Media & Other	56,384	4%	54,029	171,431	12%	153,158
Inter-segment elimination	(234)	68%	(732)	(1,127)	28%	(1,561)

Total	$516,884	25%	$412,966	$1,462,501	23%	$1,185,388

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Growth	2010*	2011	Growth	2010*
Operating Income (Loss):
Search	$45,023	56%	$28,872	$144,420	58%	$91,546
Match	36,677	(4)%	38,126	101,105	31%	77,318
ServiceMagic	7,041	13%	6,205	19,088	33%	14,349
Media & Other	(3,717)	(32)%	(2,824)	(10,680)	(11)%	(9,662)
Corporate	(38,284)	(17)%	(32,695)	(111,626)	(9)%	(102,309)

Total	$46,740	24%	$37,684	$142,307	100%	$71,242

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Growth	2010*	2011	Growth	2010*
Operating Income Before Amortization:
Search	$45,848	57%	$29,268	$145,802	57%	$92,852
Match	40,207	2%	39,354	107,530	29%	83,264
ServiceMagic	7,425	11%	6,692	20,224	29%	15,676
Media & Other	(3,216)	(49)%	(2,161)	(9,719)	(35)%	(7,175)
Corporate	(16,101)	0%	(16,109)	(46,282)	(6)%	(43,492)

Total	$74,163	30%	$57,044	$217,555	54%	$141,125

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

        Refer to Note 10 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment.

Consolidated Results

Revenue

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Revenue	$516,884	25%	$412,966

        Revenue in 2011 increased $103.9 million from 2010 primarily as a result of revenue increases of $68.3 million from Search, $26.1 million from Match, $6.7 million from ServiceMagic and $2.4 million from Media & Other. The increase in revenue from Search reflects strong growth from Mindspark's B2B operations and destination websites as well as growth from Mindspark's B2C operations and CityGrid Media. The increase in revenue from Match reflects growth from its Core operations (consisting of Match.com U.S., People Media and Chemistry.com) as well as from the impact of Meetic, consolidated beginning September 1, 2011, and OkCupid, acquired January 20, 2011. The increase in revenue from ServiceMagic came from growth in both its domestic and international operations. The increase in revenue from Media & Other was driven by growth at Shoebuy, Electus, Vimeo and CollegeHumor, partially offset by a decline at Pronto.

        A substantial portion of the Company's revenue is attributable to online advertising. Most of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended September 30, 2011 and 2010, revenue earned from Google was $242.9 million and $176.8 million, respectively. The majority of this revenue was earned by the businesses comprising the Search segment.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Revenue	$1,462,501	23%	$1,185,388

        Revenue in 2011 increased $277.1 million from 2010 primarily as a result of revenue increases of $173.2 million from Search, $67.9 million from Match, $18.3 million from Media & Other and $17.3 million from ServiceMagic. The increases in revenue from these businesses are primarily due to the factors described above in the three month discussion. The revenue from Media & Other was also impacted by a decrease in revenue from The Daily Beast which, following the formation of The Newsweek/Daily Beast Company joint venture with Harman Newsweek on January 31, 2011, has been accounted for as an equity method investment and the inclusion in 2010 of revenue associated with profit participations related to our former interest in Reveille.

        For the nine months ended September 30, 2011 and 2010, revenue earned from Google was $679.1 million and $522.6 million, respectively.

Cost of revenue

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Cost of revenue	$188,642	28%	$147,933
As a percentage of revenue	36%	67 bp	36%

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

        Cost of revenue in 2011 increased $40.7 million from 2010 primarily due to increases of $32.6 million from Search and $3.9 million from Media & Other. The increase in cost of revenue from Search was primarily due to an increase of $29.2 million in traffic acquisition costs related to the increase in revenue. Cost of revenue from Media & Other increased primarily due to an increase of $1.4 million in the cost of products sold at Shoebuy resulting from increased sales. Also contributing to the increase in cost of sales from Media & Other are increases from Electus and Vimeo, partially offset by a decrease from The Daily Beast, which has been accounted for as an equity method investment since January 31, 2011 as described above.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Cost of revenue	$542,832	29%	$419,720
As a percentage of revenue	37%	171 bp	35%

        Cost of revenue in 2011 increased $123.1 million from 2010 primarily due to increases of $92.6 million from Search and $22.4 million from Media & Other. The increase in cost of revenue from both Search and Media & Other are primarily due to the factors described above in the three month discussion. As a percentage of revenue, traffic acquisition costs at Search increased over the prior year period due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites.

Selling and marketing expense

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$153,296	29%	$118,800
As a percentage of revenue	30%	89 bp	29%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales, sales support and customer service functions. Advertising and promotional expenditures include online marketing, including fees paid to search engines and third parties that distribute Mindspark's downloadable applications, and offline marketing, principally television and radio advertising.

        Selling and marketing expense in 2011 increased $34.5 million from 2010 primarily due to increases of $17.6 million from Search, $13.0 million from Match and $5.0 million from ServiceMagic. The increase in selling and marketing expense from Search is due to an increase of $17.8 million in advertising and promotional expenditures due to increased online marketing related to its destination websites and new product launches at Mindspark since the year ago period. Selling and marketing expense at Match increased primarily due to the acquisition of Meetic and an increase in offline marketing associated with the OurTime.com website. The increase in selling and marketing expense from ServiceMagic is primarily due to an increase of $5.5 million in advertising and promotional expenditures associated with online marketing.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$426,764	16%	$367,487
As a percentage of revenue	29%	(182) bp	31%

        Selling and marketing expense in 2011 increased $59.3 million from 2010 primarily due to increases of $29.0 million from Search and $27.8 million from Match. The increase in selling and marketing expense from Search is primarily due to the factors described above in the three month discussion, partially offset by a decrease in bad debt expense at CityGrid Media. The increase in selling and marketing expense from Match is due to an increase of $20.3 million in advertising and promotional expenditures primarily related to an increase in offline marketing due to the factors described above in the three month discussion, as well as an increase in online advertising spend associated with an agreement entered into during the second quarter of 2010 with Yahoo!. Selling and marketing expense from Match in 2011 was further impacted by the acquisition of Meetic. As a percentage of revenue selling and marketing expense decreased from 2010 primarily due to an increase in the proportion of revenue that results in the payment of traffic acquisition costs.

General and administrative expense

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$84,628	13%	$74,757
As a percentage of revenue	16%	(173) bp	18%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2011 increased $9.9 million from 2010; however, as a percentage of revenue general and administrative expense decreased primarily due to operating expense leverage. The increase in general and administrative expense was due to an increase of $7.7 million from Match which resulted primarily from the acquisition of Meetic, as well as an increase in professional fees due, in part, to $2.5 million in transaction fees associated with the Meetic acquisition, and operating expenses from OkCupid, which was not in the prior year period.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
General and administrative expense	$241,472	8%	$223,638
As a percentage of revenue	17%	(236) bp	19%

        General and administrative expense in 2011 increased $17.8 million from 2010 primarily due to increases of $10.1 million from Match and $7.2 million from corporate. The increase in general and administrative expense from Match is primarily due to the factors described above in the three month discussion. General and administrative expense from corporate increased primarily due to higher compensation and other employee-related costs including an increase of $4.5 million in non-cash compensation expense related to equity grants issued subsequent to the third quarter of 2010, the reassessment made in the fourth quarter of 2010 of the number of performance based restricted stock units that will ultimately vest and the impact of the cancellation and acceleration of certain equity awards during the second and third quarters of 2011, respectively. As a percentage of revenue general and administrative expense decreased from 2010 primarily due to operating expense leverage.

Product development expense

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Product development expense	$21,556	28%	$16,892
As a percentage of revenue	4%	8 bp	4%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2011 increased $4.7 million from 2010 primarily due to an increase of $2.5 million from Match resulting primarily from an increase in compensation and other employee-related costs due, in part, to an increase in headcount.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Product development expense	$56,558	23%	$46,053
As a percentage of revenue	4%	(2) bp	4%

        Product development expense in 2011 increased $10.5 million from 2010 primarily due to increases of $4.2 million from Match and $2.2 million from Search. The increase in product development expense from Match is primarily due to the factor described above in the three month discussion. Contributing to the increase in product development expense at Search is a decrease in costs being capitalized in the current year period, partially offset by lower compensation and other employee-related costs due, in part, to staff reductions that took place during the fourth quarter of 2010.

Depreciation

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Depreciation expense	$17,484	20%	$14,598
As a percentage of revenue	3%	(15) bp	4%

        Depreciation in 2011 increased $2.9 million from 2010 primarily due to the write-off of $4.9 million in capitalized software costs associated with the planned exit from the Company's direct sponsored listings business.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Depreciation expense	$43,373	(8)%	$47,016
As a percentage of revenue	3%	(100) bp	4%

        Depreciation in 2011 decreased $3.6 million from 2010 primarily due to the write-off of certain assets in the prior year period, as well as a decrease in depreciation in the current year period resulting from the write-off of certain capitalized software costs in the fourth quarter of 2010 and lower capital expenditures, partially offset by the write-off of $4.9 million in capitalized software costs described above.

Operating Income Before Amortization

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Operating Income Before Amortization	$74,163	30%	$57,044
As a percentage of total revenue	14%	54 bp	14%

        Operating Income Before Amortization in 2011 increased $17.1 million from 2010 primarily due to increases of $16.6 million from Search reflecting higher revenue and operating expense leverage.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Operating Income Before Amortization	$217,555	54%	$141,125
As a percentage of total revenue	15%	297 bp	12%

        Operating Income Before Amortization in 2011 increased $76.4 million from 2010 primarily due to increases of $53.0 million from Search and $24.3 million from Match. The increase in Operating Income Before Amortization from Search is primarily due to the factors described above in the three month discussion. The increase in Operating Income Before Amortization from Match is primarily due to higher revenue, partially offset by increased advertising and promotional expenditures and general and administrative expense.

Operating income

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Operating income	$46,740	24%	$37,684
As a percentage of revenue	9%	(8) bp	9%

        Operating income in 2011 increased $9.1 million from 2010 primarily due to an increase of $17.1 million in Operating Income Before Amortization described above, partially offset by increases of $5.8 million in non-cash compensation expense and $2.2 million in amortization of intangibles. The increase in non-cash compensation expense is primarily related to equity grants issued subsequent to the third quarter of 2010, the reassessment made in the fourth quarter of 2010 of the number of performance based restricted stock units that will ultimately vest and the acceleration of certain equity awards during the third quarter of 2011. The increase in amortization of intangibles is principally due to the acquisition of Meetic.

        At September 30, 2011, there was $134.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Operating income	$142,307	100%	$71,242
As a percentage of revenue	10%	372 bp	6%

        Operating income in 2011 increased $71.1 million from 2010 primarily due to an increase of $76.4 million in Operating Income Before Amortization described above and a decrease of $1.0 million in amortization of intangibles, partially offset by an increase of $6.4 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily due to the factors described above in the three month discussion as well as the impact of the cancellation of certain equity awards during the second quarter of 2011.

Other income (expense)

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(15,078)	2,656%	$(547)
Other income, net	$4,308	426%	$819

        Equity in losses of unconsolidated affiliates in 2011 increased $14.5 million from 2010 primarily due to the inclusion of a loss of $11.7 million related to marking down the carrying value of Match's 27% equity method investment in Meetic to fair value (i.e., the tender offer price of €15.00 per share) upon achieving control. Also contributing to the equity in losses of unconsolidated affiliates is the inclusion in 2011 of losses related to the Company's investment in The Newsweek/Daily Beast Company, partially offset by earnings from our investment in Meetic through August 31, 2011.

        Other income, net in 2011 increased $3.5 million from 2010 primarily due to a foreign currency exchange gain of $3.3 million related to the funds that were held in escrow for the Meetic tender offer.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(25,677)	(5)%	$(27,162)
Other income, net	$10,697	74%	$6,158

        Equity in losses of unconsolidated affiliates in 2011 decreased $1.5 million from 2010 primarily due to the inclusion in 2010 of an $18.3 million impairment charge to write-down one of the Company's equity method investments to fair value. Absent this impairment charge, equity in losses of unconsolidated affiliates increased primarily due to the factors described above in the three month discussion. The Company recognized a loss in the prior year period related to its investment in Meetic primarily due to the amortization of intangibles, which was required by purchase accounting rules.

        Other income, net in 2011 increased $4.5 million from 2010 primarily due to $4.6 million in gains associated with certain non-income tax refunds related to Match Europe, which was sold in 2009, and the foreign currency exchange gain described above in the three month discussion, partially offset by the inclusion in 2010 of a gain of $4.0 million related to the sale of certain securities.

Income tax provision

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Income tax benefit (provision)	$32,003	NM	$(15,516)

        In 2011, the Company recorded an income tax benefit for continuing operations of $32.0 million despite pre-tax income of $36.0 million. The income tax benefit is due principally to the release of a previously established deferred tax liability of $43.6 million in connection with the acquisition of Meetic. The Company concluded that it intends to permanently reinvest outside of the United States the earnings of Match's international operations related to Meetic, including the 2009 gain on sale of Match Europe. This income tax benefit was partially offset by the nondeductible nature of the mark-to-market loss on Match's 27% equity method investment in Meetic that was recorded upon achieving control. In 2010, the Company recorded an income tax provision for continuing operations of $15.5 million on pre-tax income of $38.0 million, which represents an effective tax rate of 41%. The 2010 tax rate is higher than the federal statutory rate of 35% due principally to state taxes and interest on tax contingencies, partially offset by the reversal of a valuation allowance on the deferred tax asset related to an unconsolidated affiliate and foreign income taxed at lower rates.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Income tax benefit (provision)	$6,444	NM	$(26,974)

        In 2011, the Company recorded an income tax benefit for continuing operations of $6.4 million despite pre-tax income of $127.3 million. The income tax benefit is due principally to the release of previously established deferred tax liabilities, foreign income taxed at lower rates, and the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and expirations of statutes of limitations, partially offset by interest on tax contingencies, state taxes, and the nondeductible nature of the mark-to-market loss on Match's 27% equity method investment in Meetic that was recorded upon achieving control. In connection with the acquisition of Meetic, the Company concluded that it intends to permanently reinvest outside of the United States the earnings of Match's international operations related to Meetic, including the 2009 gain on sale of Match Europe, which resulted in a deferred tax liability release of $43.6 million. In 2010, the Company recorded an income tax provision for continuing operations of $27.0 million on pre-tax income of $50.2 million, which represents an effective tax rate of 54%. The 2010 tax rate is higher than the federal statutory rate of 35% due principally to interest on tax contingencies, a valuation allowance on the deferred tax asset created by the impairment charge for an investment accounted for using the equity method, and state taxes, partially offset by foreign tax credits and the reversal of a valuation allowance on the deferred tax asset related to an unconsolidated affiliate.

        At September 30, 2011 and December 31, 2010, the Company has unrecognized tax benefits of $370.0 million and $389.9 million, respectively. Unrecognized tax benefits at September 30, 2011 decreased by $19.9 million from December 31, 2010 due principally to the reversal of state tax reserves to reflect income tax provision to tax return reconciliations, the expiration of statutes of limitations, and the receipt of favorable income tax rulings, as well as a net decrease in deductible temporary differences, partially offset by an increase in reserves related to transfer pricing issues. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended September 30, 2011 is a $2.2 million benefit and a $1.9 million expense, respectively, net of related deferred taxes of $1.4 million and $1.2 million, respectively, for interest on unrecognized tax benefits. Included in income tax provision for continuing operations and discontinued operations for the nine months ended September 30, 2011 is a $2.8 million expense and a $5.2 million expense, respectively, net of related deferred taxes of $1.8 million and $3.3 million, respectively, for interest on unrecognized tax benefits. At September 30, 2011 and December 31, 2010, the Company has accrued $111.0 million and $97.7 million, respectively, for the payment of interest. At September 30, 2011 and December 31, 2010, the Company has accrued $4.5 million and $5.0 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its review of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2007 has been extended to December 31, 2012. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2003. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $53.4 million within twelve months of the current reporting date, of which approximately $8.1 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Discontinued operations	$(3,922)	18%	$(4,795)

        The 2011 amount is primarily due to interest on income tax contingencies. The 2010 amount is principally due to losses of InstantAction and interest on income tax contingencies.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	% Change	2010
	(Dollars in thousands)
Discontinued operations	$(8,358)	31%	$(12,108)

        The 2011 and 2010 amounts are primarily due to the factors described above in the three month discussion.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Of the Company's nine reporting units with goodwill, IAC Search & Media and Shoebuy have fair values closest to their carrying values. The amount of goodwill of each of these two reporting units is $533.9 million and $21.7 million, respectively, at September 30, 2011. To illustrate the magnitude of potential impairment charges related to potential future changes in estimated fair values, had the estimated fair values of each of these two reporting units been hypothetically lower by 20% at October 1, 2010, the date of our most recent annual impairment assessment, the carrying values of IAC Search & Media and Shoebuy would have exceeded their fair values by approximately $9 million and $3 million, respectively. If operating results of these two businesses vary significantly from anticipated results, future, and in the case of IAC Search & Media, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

  Search

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

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

        Revenue increased 33% to $273.3 million, reflecting strong growth from Mindspark's B2B operations and destination websites as well as growth from Mindspark's B2C operations and CityGrid Media. The revenue growth in Mindspark's B2B operations was driven by increased contribution from both existing and new partners. The increase in Mindspark's B2C revenue was driven primarily by new products launched since the year ago period. The revenue growth in destination websites reflects increased and more efficient marketing efforts as well as improved monetization. The increase in revenue at CityGrid Media primarily reflects growth from existing resellers and increased display advertising.

        Operating Income Before Amortization increased 57% to $45.8 million, benefiting from lower general and administrative expense as a percentage of revenue, partially offset by an increase of $29.2 million in traffic acquisition costs, higher selling and marketing expense and an increase of $2.9 million in depreciation. General and administrative expense was flat compared to 2010; however as a percentage of revenue general and administrative expense decreased primarily due to operating expense leverage. The increase in traffic acquisition costs and selling and marketing expense are primarily due to an increase in revenue and advertising and promotional expenditures, respectively. The increase in advertising and promotional expenditures is primarily driven by increased online marketing related to our destination websites and new product launches at Mindspark since the year ago period. The increase in depreciation is primarily due to the write-off of $4.9 million in capitalized software costs associated with the planned exit from our direct sponsored listings business.

        Operating income increased 56% to $45.0 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in non-cash compensation expense, partially offset by an increase of $0.5 million in amortization of intangibles.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

        Revenue increased 29% to $774.4 million, driven primarily by the factors described above in the three month discussion.

        Operating Income Before Amortization increased 57% to $145.8 million, benefiting from a decrease of $2.7 million in depreciation and lower selling and marketing expense and general and administrative expense as a percentage of revenue, partially offset by increases of $82.8 million in traffic acquisition costs and $2.2 million in product development expense. The decrease in depreciation is due to the write-off of certain assets in the prior year period, as well as a decrease in depreciation in the current year period resulting from the write-off of certain capitalized software costs in the fourth quarter of 2010, partially offset by the write-off of $4.9 million in capitalized software costs described above in the three month discussion. As a percentage of revenue selling and marketing expense decreased primarily due to an increase in the proportion of revenue that results in the payment of traffic acquisition costs; however, overall selling and marketing expense increased primarily due to an increase in advertising and promotional expenditures, partially offset by a decrease in bad debt expense at CityGrid Media. The increase in advertising and promotional expenditures was driven primarily by the factors described above in the three month discussion. The lower general and administrative expense as a percentage of revenue and the increase in traffic acquisition costs are primarily due to the factors described above in the three month discussion. As a percentage of revenue, traffic acquisition costs increased over the prior year period due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites. The increase in product development expense is primarily due to a decrease in costs being capitalized in the current year period, partially offset by lower compensation and other employee-related costs due, in part, to staff reductions that took place during the fourth quarter of 2010.

        Operating income increased 58% to $144.4 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in non-cash compensation expense, partially offset by an increase of $0.4 million in amortization of intangibles.

  Match

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

        Revenue increased 25% to $132.3 million, benefiting from growth within its Core operations and the contribution of Meetic, which was consolidated beginning September 1, 2011. Core revenue increased 15% to $102.5 million driven by a 12% increase in subscribers. Meetic revenue of $11.1 million was negatively impacted by the write-off of $9.6 million of deferred revenue in connection with its acquisition. Developing, which consists of OkCupid, Singlesnet, mobile-only products and its non-Meetic international operations, increased revenue 8% to $18.7 million primarily due to display advertising revenue from the acquisition of OkCupid, which was not reflected in the prior year period, partially offset by lower subscription revenue from Singlesnet, as we continue to reduce marketing of this service. Excluding the results of Meetic, revenue grew 14% to $121.2 million.

        Operating Income Before Amortization increased 2% to $40.2 million, primarily due to the higher Core and Developing revenue noted above, partially offset by losses at Meetic resulting from the write-off of $9.6 million of deferred revenue in connection with its acquisition. Operating Income Before Amortization was further impacted by increases in selling and marketing expense and general and administrative expense. The increase in selling and marketing expense is due to an increase of $4.3 million in advertising and promotional expenditures primarily related to offline marketing associated with the OurTime.com website. General and administrative expense increased from 2010, primarily due to an increase in professional fees due, in part, to $2.5 million in transaction fees associated with the Meetic acquisition, as well as operating expenses from OkCupid, which was not in the prior year period.

        Operating income decreased 4% to $36.7 million, despite the increase in Operating Income Before Amortization described above, due primarily to increases of $1.9 million in amortization of intangibles and $0.4 million in non-cash compensation expense. These increases are due to the Meetic acquisition.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

        Revenue increased 23% to $360.4 million benefiting from growth within its Core and Developing operations and the contribution of Meetic as described above in the three month discussion. Core revenue increased 18% to $293.4 million driven by an increase in subscribers. Developing revenue increased 26% to $55.9 million driven primarily from the acquisition in 2011 of OkCupid, as well as from Match's venture with Meetic in Latin America, which was not reflected in the full prior year period. Excluding the results of Meetic, revenue grew 19% to $349.3 million. Revenue in the prior year period was negatively impacted by the write-off of $3.9 million in deferred revenue associated with the formation of our venture with Meetic in Latin America and the Singlesnet acquisition.

        Operating Income Before Amortization increased 29% to $107.5 million, driven primarily by the factors described above in the three month discussion. Selling and marketing expense was further impacted by an increase in advertising spend associated with an agreement entered into during the second quarter of 2010 with Yahoo!.

        Operating income increased 31% to $101.1 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in amortization of intangibles, partially offset by an increase of $0.6 million in non-cash compensation expense.

  ServiceMagic

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

        Revenue increased 14% to $55.1 million, benefiting from growth in both its domestic and international operations. Domestically, revenue growth reflects a 9% increase in accepted service requests, which was driven by a 15% increase in service requests. ServiceMagic's international revenue growth reflects a 44% increase in accepted service requests, which was driven by a 43% increase in service requests and a 33% increase in service professionals. A service request can be transmitted to more than one service professional and is deemed accepted upon transmission.

        Operating Income Before Amortization increased 11% to $7.4 million, growing at a slower rate than revenue primarily due to higher domestic marketing expense as a percentage of revenue, partially offset by reduced losses internationally.

        Operating income increased 13% to $7.0 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in amortization of intangibles.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

        Revenue increased 12% to $157.5 million, driven primarily by the factors described above in the three month discussion. Domestically, revenue growth reflects a 9% increase in accepted service requests, which was driven, in part, by a 7% increase in service requests. Domestic growth also reflects an increase in revenue from website design and hosting services. ServiceMagic's international revenue growth reflects a 65% increase in accepted service requests, which was driven, in part, by a 63% increase in service requests.

        Operating Income Before Amortization increased 29% to $20.2 million, primarily due to the higher revenue noted above and lower selling and marketing expense as a percentage of revenue. Operating Income Before Amortization in 2010 benefited from the reversal of a $2.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which was not earned.

        Operating income increased 33% to $19.1 million, primarily due to the increase in Operating Income Before Amortization described above and a slight decrease in amortization of intangibles.

  Media & Other

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

        Revenue increased 4% to $56.4 million primarily reflecting growth at Shoebuy, Electus, Vimeo and CollegeHumor, partially offset by a decline at Pronto.

        Operating Income Before Amortization loss increased by $1.1 million to a loss of $3.2 million. Losses increased primarily due to reduced profitability at Pronto due to lower revenue; increased operating expenses at Electus; and Hatch Labs start up costs, which were not in the prior year period. Operating Income Before Amortization loss in 2010 included losses related to The Daily Beast, which, following the formation of the joint venture with Harman Newsweek on January 31, 2011, has been accounted for as an equity method investment.

        Operating loss increased by $0.9 million to $3.7 million, primarily due to the increase in Operating Income Before Amortization loss described above, partially offset by a slight decrease in non-cash compensation expense.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

        Revenue increased 12% to $171.4 million primarily due to the factors described above in the three month discussion. Revenue was further impacted by a decrease in revenue from The Daily Beast which has been accounted for as an equity method investment since January 31, 2011 as described above and the inclusion in 2010 of revenue associated with profit participations related to our former interest in Reveille.

        Operating Income Before Amortization loss increased by $2.5 million to a loss of $9.7 million. Losses increased primarily due to the factors described above in the three month discussion and the inclusion in 2010 of profit participations related to our former interest in Reveille.

        Operating loss increased by $1.0 million to $10.7 million, primarily due to the increase in Operating Income Before Amortization loss described above, partially offset by a decrease of $1.1 million in amortization of intangibles and a decrease of $0.4 million in non-cash compensation expense.

  Corporate

  For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

        Operating Income Before Amortization loss was flat compared to 2010 at a loss of $16.1 million.

        Operating loss increased $5.6 million to $38.3 million primarily due to an increase of $5.6 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily related to equity grants issued subsequent to the third quarter of 2010, the reassessment made in the fourth quarter of 2010 of the number of performance based restricted stock units that will ultimately vest and the acceleration of certain equity awards during the third quarter of 2011.

  For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

        Operating Income Before Amortization loss increased by $2.8 million to a loss of $46.3 million reflecting higher compensation and other employee-related costs.

        Operating loss increased $9.3 million to $111.6 million primarily due to the increase in Operating Income Before Amortization loss described above and an increase of $6.5 million in non-cash compensation expense.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2011, the Company had $679.3 million of cash and cash equivalents, $185.7 million of marketable securities and $95.8 million of long-term debt. Domestically, cash equivalents primarily consist of AAA rated treasury and government agency money market funds, commercial paper rated A1/P1 or better and time deposits. Internationally, cash equivalents primarily consist of AAA prime and government money market funds and time deposits. Marketable securities primarily consist of short-to-intermediate-term debt securities issued by states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. From time to time the Company may invest in marketable equity securities, but it is not customary for the Company to make investments in equity securities as part of its marketable securities investment strategy. Long-term debt is comprised of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in Senior Notes due January 15, 2013.

        At September 30, 2011, $149.9 million of the $679.3 million of cash and cash equivalents and none of the $185.7 million of marketable securities were held by the Company's foreign subsidiaries. No U.S. federal or state income taxes have been provided on the permanently reinvested earnings of certain of the Company's foreign subsidiaries that hold this cash and cash equivalents. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes. However, the Company's intent is to permanently reinvest these funds outside of the U.S. and, currently, the Company does not anticipate a need to repatriate them to fund our U.S. operations.

        On November 2, 2011, IAC's Board of Directors declared a quarterly cash dividend of $0.12 per share of common and Class B common stock outstanding to be paid to stockholders of record as of the close of business on November 15, 2011, with a payment date of December 1, 2011. Future declarations of dividends are subject to the determination of IAC's Board of Directors. Based on the Company's current shares outstanding, the total amount of this dividend will be approximately $10.0 million.

        In summary, the Company's cash flows attributable to continuing operations are as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$269,566	$208,076
Net cash used in investing activities	(14,219)	(27,604)
Net cash used in financing activities	(308,342)	(517,964)

        Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including amortization of intangibles, depreciation, non-cash compensation expense, deferred income taxes, asset impairment charges, equity in income or losses of unconsolidated affiliates and gains or losses on the sales of investments, and the effect of changes in working capital. Net cash provided by operating activities attributable to continuing operations in 2011 was $269.6 million and consists of earnings from continuing operations of $133.8 million, adjustments for non-cash items of $105.9 million and cash provided by working capital of $29.9 million. Adjustments for non-cash items primarily consisted of $66.1 million of non-cash compensation expense, $43.4 million of depreciation, $25.7 million of equity in losses of unconsolidated affiliates, partially offset by $44.5 million of deferred income taxes. The deferred income tax benefit primarily relates to the release of a previously established deferred tax liability in connection with the acquisition of Meetic. The increase in cash from changes in working capital activities primarily consisted of an increase of $26.7 million in deferred revenue, an increase of $15.5 million in accounts payable and other current liabilities and a decrease of $9.0 million in other current assets, partially offset by an increase in accounts receivable of $27.5 million. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $9.2 million in deferred revenue at Meetic, as well as growth at Electus and Vimeo. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued revenue share expense and an increase in accrued advertising expense. The increase in accrued revenue share expense is primarily due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Search due to increased online marketing related to its destination websites and new product launches at Mindspark since the year ago period. The decrease in other current assets is primarily due to receipt of non-income tax refunds related to Match Europe, which were recorded as a receivable within other assets. The increase in accounts receivable is due to growth at our businesses with the increase at Search primarily due to the growth in revenue earned from our paid listing supply agreement with Google; the related receivable from Google was $85.7 million at September 30, 2011 and $70.5 million at December 31, 2010.

        Net cash used in investing activities attributable to continuing operations in 2011 of $14.2 million includes cash consideration used in acquisitions and investments of $362.9 million primarily related to the acquisitions of Meetic and OkCupid and capital expenditures of $27.3 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities of $373.5 million.

        Net cash used in financing activities attributable to continuing operations in 2011 of $308.3 million includes $389.6 million for the repurchase of 10.8 million shares of common stock at an average price of $37.32 per share, partially offset by proceeds related to the issuance of common stock, net of withholding taxes of $62.0 million and excess tax benefits from stock-based awards of $22.9 million.

        Net cash provided by operating activities attributable to continuing operations in 2010 was $208.1 million and consists of earnings from continuing operations of $23.3 million, adjustments for non-cash items of $156.4 million and cash provided by working capital of $28.4 million. Adjustments for non-cash items primarily consisted of $59.7 million of non-cash compensation expense, $47.0 million of depreciation and $27.2 million of equity in losses of unconsolidated affiliates. The increase in cash from changes in working capital activities primarily consisted of an increase of $21.7 million in income taxes payable, an increase of $17.0 million in accounts payable and other current liabilities, partially offset by an increase in accounts receivable of $19.0 million. The increase in income taxes payable was primarily a result of the receipt of refundable New York State tax credits under the Brownfield Cleanup Program Act, which was recorded as an income tax receivable within other assets and principally related to the construction of the Company's headquarters building in New York City. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued advertising expense and an increase in accrued revenue share expense. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures in the third quarter of 2010 relative to the fourth quarter of 2009 at Match and Search. The increase in accrued revenue share expense is primarily due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites, as well as a shift in partner mix to partners carrying higher traffic acquisition costs. The increase in accounts receivable is due to growth at our businesses with the increase at Search primarily due to the growth in revenue earned from our paid listing supply agreement with Google; the related receivable from Google was $59.9 million at September 30, 2010 and $53.7 million at December 31, 2009.

        Net cash used in investing activities attributable to continuing operations in 2010 of $27.6 million includes capital expenditures of $31.3 million primarily related to the internal development of software to support our products and services, cash consideration used in acquisitions and investments of $19.0 million primarily related to the acquisition of Singlesnet, partially offset by a cash dividend of $11.4 million received from Meetic and net maturities and sales of marketable debt securities of $6.1 million.

        Net cash used in financing activities attributable to continuing operations in 2010 of $518.0 million includes $537.8 million for the repurchase of 23.1 million shares of common stock at an average price of $22.98 per share, partially offset by proceeds related to the issuance of common stock, net of withholding taxes of $13.3 million.

        The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities, as well as its cash flows generated from operations. The Company currently does not have in place any formal arrangements that would provide it with external sources of financing such as a revolving credit or other similar facility. The Company has two tranches of warrants outstanding; both with expiration dates of May 7, 2012. The first tranche consists of warrants to acquire 13.7 million shares of IAC common stock at a strike price of $26.86 per share and the second tranche consists of warrants to acquire 4.5 million shares of IAC common stock at a strike price of $31.75 per share. The Company's closing common stock price on November 4, 2011 was $43.64. Assuming all the warrants were exercised on May 7, 2012, the total proceeds that the Company would receive would be $369.2 million for the first tranche and $144.4 million for the second tranche.

        The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2011 capital expenditures will be slightly less than 2010. At September 30, 2011, IAC had 11.4 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations in 2011 will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

 CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt(b)	$193,508	$5,109	$24,399	$8,000	$156,000
Purchase obligations(c)	61,381	19,821	33,143	8,417	—
Operating leases	286,233	23,534	36,404	27,811	198,484

Total contractual cash obligations	$541,122	$48,464	$93,946	$44,228	$354,484

(a)
At September 30, 2011, the Company has recorded $481.0 million of unrecognized tax benefits which includes accrued interest of $111.0 million. This amount includes $314.0 million for unrecognized tax benefits and related interest that could result in future net cash payments to taxing authorities. The Company cannot make a reasonably reliable estimate of the expected period of cash settlement of these items.

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

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, and (4) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation and acquisition-related accounting.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the three and nine months ended September 30, 2011 and 2010, see Note 10 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt.

Investment Portfolio

        The Company invests its excess cash in certain cash equivalents and marketable debt securities, which consist primarily of money market instruments and short-to-intermediate-term debt securities issued by states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

        Based on the Company's total investment in marketable debt securities at September 30, 2011, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the debt investment securities by $1.8 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of $679.3 million is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

Long-term Debt

        At September 30, 2011, the Company's outstanding debt is $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase in fair value of the fixed-rate debt by $10.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        At September 30, 2011, the Company has four investments in equity securities of publicly traded companies. These investments are available-for-sale marketable equity securities and are either included in "Marketable securities" or "Long-term investments" depending on management intent on holding the securities. The available-for-sale marketable equity securities are reported at fair value based on their quoted market price with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive income" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market, among other factors. During the three and nine months ended September 30, 2011, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity securities. It is not customary for the Company to make significant investments in equity securities as part of its marketable securities investment strategy.

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

        The economic impact of foreign currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign currency exchange gains and losses are not material to the Company's earnings in 2011 and 2010. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency exchange risks because cash flows from international operations are generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency exchange risks. The Company's objective in managing its foreign currency exchange risk is to minimize its potential exposure to the changes that foreign currency exchange rates might have on its earnings, cash flows and financial position.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
July 2011	2,398,594	$37.84	2,398,594	15,000,000
August 2011	1,593,730	$37.01	1,593,730	13,406,270
September 2011	1,965,694	$40.17	1,965,694	11,440,576

Total	5,958,018	$38.41	5,958,018	11,440,576

(1)
Reflects the weighted average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to repurchase authorizations previously announced in February 2010 and July 2011.

(3)
Represents the total number of shares of common stock that remained available for repurchase as of September 30, 2011 pursuant to the July 2011 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
101.INS	XBRL Instance(4)
101.SCH	XBRL Taxonomy Extension Schema(4)
101.CAL	XBRL Taxonomy Extension Calculation(4)
101.DEF	XBRL Taxonomy Extension Definition(4)
101.LAB	XBRL Taxonomy Extension Labels(4)

Exhibit Number	Description	Location
101.PRE	XBRL Taxonomy Extension Presentation(4)

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

Dated: November 9, 2011

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	November 9, 2011

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