Form 10-K/A
period 2010-12-31
IAC/INTERACTIVECORP
filed 2012-02-01
CIK 891103

Use these links to rapidly review the document

As filed with the Securities and Exchange Commission on February 1, 2012

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

 EXPLANATORY NOTE

        The Registrant hereby amends in its entirety Item 6. Selected Financial Data, Item 8. Consolidated Financial Statements and Supplementary Data, and Item 9A. Controls and Procedures contained in IAC/InterActiveCorp's (the "Company") Annual Report on Form 10-K for the year ended December 31, 2010 (the "Original Form 10-K"), as described below. On January 27, 2012, management and the Audit Committee (the "Committee") of the Board of Directors of the Company concluded that an error existed in the Company's previously issued financial statements relating to accounting for a deferred income tax liability that requires correction. During 2011, the Company undertook an analysis of the tax basis of certain businesses in connection with a review of its organizational structure. As a result of this review, the Company determined that the original deferred income tax provision recorded in 2002 in connection with a series of transactions, which included the exchange of certain of the Company's media businesses for certain other assets, was incorrectly calculated and incorrectly allocated to a former subsidiary. The correction of these errors as of December 31, 2010, 2009 and 2008 increased non-current deferred income tax liabilities and reduced shareholders' equity by $380.9 million and increased shareholders' equity and reduced deferred income taxes as of December 31, 2007 by $241.9 million. There is also a reclassification of non-current deferred income tax assets of $110.5 million and $102.3 million as of December 31, 2010 and 2009, respectively, which is required because non-current deferred income tax assets and liabilities of the same tax jurisdiction must be presented on the consolidated balance sheet on a net basis. Correcting these errors has no impact on the Company's consolidated statement of operations or consolidated statement of cash flows.

        As a result of the identification of the errors that caused the restatement described above, management reevaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2010 and determined that the control deficiency that caused the misstatement constitutes a material weakness in the operational effectiveness of controls in the area of accounting for deferred income taxes. The Company has developed certain remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting in the area of deferred income taxes. Specifically, we have increased the level of review of work performed by Company personnel and third-party tax professionals in the identification and calculation of deferred income tax liabilities. The Company is in the process of completing its testing of the additional internal control processes outlined above that are designed to remediate this material weakness and expects to conclude that the material weakness has been satisfactorily remediated in its assessment of the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2011.

        This Amendment reflects the changes described above and one conforming change in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates. No other information included in the Original Form 10-K has been amended by this Form 10-K/A to reflect any information or events subsequent to the filing of the Original Form 10-K.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
	(Dollars in thousands, except per share data)
Statement of Operations Data(2):
Revenue	$1,636,815	$1,346,695	$1,410,078	$1,301,969	$972,961
Operating income (loss)	49,795	(1,037,987)	(44,254)	(67,515)	(104,385)
(Loss) earnings from continuing operations, net of tax	(9,393)	(956,473)	141,935	1,051	(23,122)
Earnings (loss) from discontinued operations, net of tax	103,745	(23,439)	(306,096)	(149,681)	209,420
Net earnings (loss) attributable to IAC shareholders	99,359	(978,822)	(156,201)	(144,069)	187,065
(Loss) earnings per common share from continuing operations attributable to IAC shareholders
Basic	(0.04)	(6.89)	1.07	0.04	(0.15)
Diluted	(0.04)	(6.89)	1.04	0.04	(0.15)
Balance Sheet Data at December 31:
Cash and cash equivalents	$742,099	$1,245,997	$1,744,994	$1,585,302	$1,428,140
Marketable securities	563,997	487,591	125,592	326,788	897,742
Total assets	3,329,079	3,913,597	5,080,034	12,503,223	13,243,156
Long-term obligations, net of current maturities	95,844	95,844	95,844	834,542	837,048
Redeemable noncontrolling interests	59,869	28,180	22,771	32,880	24,212
Shareholders' equity	2,050,068	2,746,961	4,046,671	8,825,525	8,981,337

(1)
We have restated our consolidated financial statements. See Note 23—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS for additional information.

(2)
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

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 4 to the consolidated financial statements, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2010, the balance of deferred tax liabilities, net, is $234.7 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results of the Company that vary significantly from anticipated results. We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

        As discussed in Note 23 to the consolidated financial statements, the 2010, 2009 and 2008 consolidated financial statements have been restated to correct an error relating to accounting for deferred income taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 (February 1, 2012 as to the effects of the material weakness identified in our report) expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Ernst & Young LLP

New York, New York
March 1, 2011, except for Note 23, as to which the date is February 1, 2012.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
	(As Restated)	(As Restated)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$742,099	$1,245,997
Marketable securities	563,997	487,591
Accounts receivable, net of allowance of $8,848 and $10,515, respectively	119,581	93,474
Other current assets	118,308	172,987

Total current assets	1,543,985	2,000,049
Property and equipment, net	267,928	290,333
Goodwill	989,493	967,735
Intangible assets, net	245,044	260,932
Long-term investments	200,721	272,930
Other non-current assets	81,908	121,618

TOTAL ASSETS	$3,329,079	$3,913,597

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$56,375	$38,212
Deferred revenue	78,175	57,412
Accrued expenses and other current liabilities	222,323	194,653

Total current liabilities	356,873	290,277
Long-term debt	95,844	95,844
Income taxes payable	475,685	450,129
Deferred income taxes	270,501	278,609
Other long-term liabilities	20,239	23,597
Redeemable noncontrolling interests	59,869	28,180
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 225,873,751 and 222,657,925 shares, respectively, and outstanding 84,078,621 and 108,131,736 shares, respectively	226	223
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 4,289,499 and 12,799,999 shares, respectively	16	16
Additional paid-in capital	11,047,884	10,942,128
Accumulated deficit	(652,018)	(751,377)
Accumulated other comprehensive income	17,546	24,503
Treasury stock 153,663,130 and 117,883,689 shares, respectively	(8,363,586)	(7,468,532)

Total shareholders' equity	2,050,068	2,746,961

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,329,079	$3,913,597

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue	$1,636,815	$1,346,695	$1,410,078
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	593,816	429,849	456,950
Selling and marketing expense	492,206	463,439	444,571
General and administrative expense	316,500	282,393	346,623
Product development expense	65,097	57,843	63,817
Depreciation	63,897	61,391	67,716
Amortization of intangibles	27,472	157,031	43,053
Amortization of non-cash marketing	—	15,868	20,002
Goodwill impairment	28,032	916,868	11,600

Total costs and expenses	1,587,020	2,384,682	1,454,332

Operating income (loss)	49,795	(1,037,987)	(44,254)
Other income (expense):
Interest income	6,517	10,218	24,750
Interest expense	(5,404)	(5,823)	(32,363)
Equity in (losses) income of unconsolidated affiliates	(25,676)	(14,014)	16,640
Gain on sales of long-term investments	3,989	28,835	381,099
Other (expense) income, net	(6,535)	71,772	(234,632)

Total other (expense) income, net	(27,109)	90,988	155,494

Earnings (loss) from continuing operations before income taxes	22,686	(946,999)	111,240
Income tax (provision) benefit	(32,079)	(9,474)	30,695

(Loss) earnings from continuing operations	(9,393)	(956,473)	141,935
Gain on Liberty Exchange	140,768	—	—
Gain on sale of discontinued operations, net of tax	—	—	23,314
Loss from discontinued operations, net of tax	(37,023)	(23,439)	(329,410)

Net earnings (loss)	94,352	(979,912)	(164,161)
Net loss attributable to noncontrolling interests	5,007	1,090	7,960

Net earnings (loss) attributable to IAC shareholders	$99,359	$(978,822)	$(156,201)

Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations	$(0.04)	$(6.89)	$1.07
Diluted (loss) earnings per share from continuing operations	$(0.04)	$(6.89)	$1.04
Basic earnings (loss) per share	$0.93	$(7.06)	$(1.12)
Diluted earnings (loss) per share	$0.93	$(7.06)	$(1.08)
Non-cash compensation expense by function:
Cost of revenue	$4,510	$3,137	$3,831
Selling and marketing expense	4,228	3,191	4,432
General and administrative expense	69,082	58,905	70,943
Product development expense	6,460	4,848	6,567

Total non-cash compensation expense	$84,280	$70,081	$85,773

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

		Preferred Stock $.01 Par Value		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value
									Retained Earnings (Accumulated Deficit)	Accum. Other Comp. Income
								Additional Paid-in Capital			Treasury Stock
	Total	$	Shares	$	Shares	$	Shares
	(As Restated)							(As Restated)	(As Restated)
	(In thousands)
Balance as of December 31, 2007	$8,825,525	$—	1	$209	208,539	$16	16,157	$14,744,542	$809,683	$39,814	$(6,768,739)
Comprehensive loss:
Net loss attributable to IAC shareholders for the year ended December 31, 2008	(156,201)	—	—	—	—	—	—	—	(156,201)	—	—
Change in foreign currency translation adjustment, net of tax benefit of $8,608	(42,962)	—	—	—	—	—	—	—	—	(42,962)	—
Change in net unrealized gains on available-for-sale securities, net of tax provision of $29,208	42,795	—	—	—	—	—	—	—	—	42,795	—

Comprehensive loss	(156,368)

Non-cash compensation expense	134,052	—	—	—	—	—	—	134,052	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	(20,228)	—	—	1	1,446	—	—	(20,229)	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(12,225)	—	—	—	—	—	—	(12,225)	—	—	—
Redemption of preferred shares	(21)	—	(1)	—	—	—	—	(21)	—	—	—
Issuance of common stock upon conversion of convertible notes	10,849	—	—	—	232	—	—	10,849	—	—	—
Purchase of treasury stock	(145,590)	—	—	—	—	—	—	—	—	—	(145,590)
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com to shareholders	(4,594,012)	—	—	—	—	—	—	(4,130,508)	(426,037)	(37,467)	—
Fair value of redeemable noncontrolling interests adjustment	4,689	—	—	—	—	—	—	4,689	—	—	—

Balance as of December 31, 2008	$4,046,671	$—	—	$210	210,217	$16	16,157	$10,731,149	$227,445	$2,180	$(6,914,329)
Comprehensive loss:
Net loss attributable to IAC shareholders for the year ended December 31, 2009	(978,822)	—	—	—	—	—	—	—	(978,822)	—	—
Change in foreign currency translation adjustment, net of tax provision of $2,186	14,918	—	—	—	—	—	—	—	—	14,918	—
Change in net unrealized gains on available-for-sale securities, net of tax provision of $1,440	7,405	—	—	—	—	—	—	—	—	7,405	—

Comprehensive loss	(956,499)

Non-cash compensation expense	69,629	—	—	—	—	—	—	69,629	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	7,431	—	—	1	834	—	—	7,430	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(11,737)	—	—	—	—	—	—	(11,737)	—	—	—
Issuance of common stock upon the exercise of warrants	152,694	—	—	12	11,607	—	—	152,682	—	—	—
Purchase of treasury stock	(554,203)	—	—	—	—	—	—	—	—	—	(554,203)
Fair value of redeemable noncontrolling interests adjustment	(1,033)	—	—	—	—	—	—	(1,033)	—	—	—
Settlement of vested stock-based awards denominated in subsidiaries' equity, net of tax	(10,044)	—	—	—	—	—	—	(10,044)	—	—	—
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com to shareholders	4,052	—	—	—	—	—	—	4,052	—	—	—

Balance as of December 31, 2009	$2,746,961	$—	—	$223	222,658	$16	16,157	$10,942,128	$(751,377)	$24,503	$(7,468,532)
Comprehensive income:
Net earnings attributable to IAC shareholders for the year ended December 31, 2010	99,359	—	—	—	—	—	—	—	99,359	—	—
Change in foreign currency translation adjustment, net of tax provision of $1,536	(4,237)	—	—	—	—	—	—	—	—	(4,237)	—
Change in net unrealized losses on available-for-sale securities, net of tax benefit of $1,555	(2,720)	—	—	—	—	—	—	—	—	(2,720)	—

Comprehensive income	92,402

Non-cash compensation expense	85,048	—	—	—	—	—	—	85,048	—	—	—
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	30,933	—	—	3	2,864	—	—	30,930	—	—	—
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	(12,237)	—	—	—	—	—	—	(12,237)	—	—	—
Purchase of treasury stock	(530,885)	—	—	—	—	—	—	—	—	—	(530,885)
Receipt of stock from Liberty Media Corporation	(364,169)	—	—	—	—	—	—	—	—	—	(364,169)
Fair value of redeemable noncontrolling interests adjustment	2,059	—	—	—	—	—	—	2,059	—	—	—
Settlement of vested stock-based awards denominated in a subsidiary's equity, net of tax	(44)	—	—	—	352	—	—	(44)	—	—	—

Balance as of December 31, 2010	$2,050,068	$—	—	$226	225,874	$16	16,157	$11,047,884	$(652,018)	$17,546	$(8,363,586)

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

Restatement of Previously Issued Consolidated Financial Statements

        We have restated our consolidated financial statements as described in Note 23—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ServiceMagic

        ServiceMagic's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a customer lead. ServiceMagic's activation revenue is generated through the enrollment and activation of a new home service professional. Activation revenue is initially deferred and recognized over 24 months. Prior to 2010, the period of recognition was 36 months. The change was based on an updated estimate of the economic life of an in-network home service professional. Deferred activation revenue totaled $5.0 million and $5.2 million at December 31, 2010 and 2009, respectively.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Property and equipment, net

	December 31,
	2010	2009
	(In thousands)
Buildings and leasehold improvements	$224,805	$224,259
Computer equipment and capitalized software	183,055	175,349
Furniture and other equipment	51,453	50,809
Projects in progress	2,944	7,618
Land	5,117	5,117

	467,374	463,152
Less: accumulated depreciation and amortization	(199,446)	(172,819)

Property and equipment, net	$267,928	$290,333

Other non-current assets

	December 31,
	2010	2009
	(As Restated)	(As Restated)
	(In thousands)
Income taxes receivable	$56,675	$60,741
Other	25,233	60,877

Other non-current assets	$81,908	$121,618

Accrued expenses and other current liabilities

	December 31,
	2010	2009
	(In thousands)
Accrued revenue share expense	$63,097	$40,044
Accrued employee compensation and benefits	56,878	57,845
Accrued advertising expense	38,418	28,483
Other	63,930	68,281

Accrued expenses and other current liabilities	$222,323	$194,653

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

	December 31,
	2010	2009
	(As Restated)	(As Restated)
Deferred tax assets:
Accrued expenses	$18,361	$18,929
Net operating loss carryforwards	35,298	35,210
Tax credit carryforwards	12,765	15,747
Stock-based compensation	68,633	68,126
Income tax reserves, including related interest	64,191	53,499
Intangible and other assets	10,339	27,256
Other	24,011	29,287

Total deferred tax assets	233,598	248,054
Less valuation allowance	(40,266)	(35,331)

Net deferred tax assets	193,332	212,723

Deferred tax liabilities:
Investment in subsidiaries	(378,704)	(380,706)
Property and equipment	(16,648)	(17,572)
Investment in unconsolidated affiliates	(24,509)	(43,527)
Other	(8,124)	(6,494)

Total deferred tax liabilities	(427,985)	(448,299)

Net deferred tax liability	$(234,653)	$(235,576)

        Included in "Other non-current assets" in the accompanying consolidated balance sheet at December 31, 2010 and 2009 is a non-current deferred tax asset of $0.9 million and $1.5 million, respectively. In addition, included in "Other current assets" in the accompanying consolidated balance sheet at December 31, 2010 and 2009 is a current deferred tax asset of $34.9 million and $41.8 million, respectively. Included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at December 31, 2009 is a current deferred tax liability of $0.2 million.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

	December 31,
	2010	2009
	(As Restated)	(As Restated)
	(In thousands)
Segment Assets(b):
Search	$280,773	$250,475
Match	196,177	233,919
ServiceMagic	13,834	21,607
Media & Other	43,674	23,973
Corporate	1,560,084	2,154,956

Total	$2,094,542	$2,684,930

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Depreciation:
Search	$38,341	$33,118	$35,822
Match	11,042	9,821	8,825
ServiceMagic	3,986	3,344	3,249
Media & Other	2,285	3,936	6,987
Corporate	8,243	11,172	12,833

Total	$63,897	$61,391	$67,716

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Capital expenditures:
Search	$21,934	$19,590	$29,524
Match	10,087	7,814	10,989
ServiceMagic	4,884	3,565	2,516
Media & Other	2,289	2,734	7,927
Corporate	635	235	8,027

Total	$39,829	$33,938	$58,983

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—SEGMENT INFORMATION (Continued)

        The following tables reconcile segment assets to total assets (in thousands):

	December 31, 2010
	Segment Assets	Goodwill	Indefinite-lived Intangibles	Definite-lived Intangibles	Total Assets
	(As Restated)				(As Restated)
Search	$280,773	$551,454	$168,500	$1,941	$1,002,668
Match(c)	196,177	297,974	42,118	979	537,248
ServiceMagic	13,834	109,917	12,823	3,231	139,805
Media & Other	43,674	30,148	13,580	1,872	89,274
Corporate(d)	1,560,084	—	—	—	1,560,084

Total	$2,094,542	$989,493	$237,021	$8,023	$3,329,079

	December 31, 2009
	Segment Assets	Goodwill	Indefinite-lived Intangibles	Definite-lived Intangibles	Total Assets
	(As Restated)				(As Restated)
Search	$250,475	$545,054	$179,500	$3,290	$978,319
Match(c)	233,919	253,812	35,314	2,765	525,810
ServiceMagic	21,607	110,689	12,823	5,253	150,372
Media & Other	23,973	58,180	18,100	3,887	104,140
Corporate(d)	2,154,956	—	—	—	2,154,956

Total	$2,684,930	$967,735	$245,737	$15,195	$3,913,597

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

        After the close of trading on August 20, 2008, IAC completed the Spin-Off. The net assets of the Spincos, net of cash of $728.0 million, of $3.9 billion is included in the accompanying consolidated statement of shareholders' equity as a reduction to additional paid-in capital and retained earnings.

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

NOTE 23—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Prior Period Consolidated Financial Statements

        The December 31, 2010 and 2009 consolidated balance sheets and the consolidated statement of shareholders' equity for the years ended December 31, 2010, 2009 and 2008 have been restated to correct the deferred income tax liability relating to a gain recorded in 2002 in connection with a series of transactions, which included the exchange of certain of the Company's media businesses for certain other assets, and the subsequent incorrect allocation of a portion of the deferred income taxes that were recorded in 2002 to a former subsidiary. These errors were identified during an analysis of the tax basis of certain businesses in connection with a 2011 review of the Company's organizational structure. Accordingly, the Company has restated the financial statements referenced above to correct these errors. The correction of these errors as of December 31, 2010, 2009 and 2008 increased non-current deferred income tax liabilities and reduced shareholders' equity by $380.9 million and increased shareholders' equity and reduced deferred income taxes as of December 31, 2007 by $241.9 million. Reclassifications of certain other deferred income tax balances as of December 31, 2010 and 2009 have also been recorded. The effects of the restatement have been reflected in the other notes to the consolidated financial statements as appropriate. Correcting these errors has no impact on the Company's consolidated statement of operations or consolidated statement of cash flows.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet as of December 31, 2010:

	As originally reported	Effect of restatement	As restated
	(In thousands)
Other non-current assets	$192,383	$(110,475)	$81,908
Total Assets	3,439,554	(110,475)	3,329,079
Deferred income taxes	—	270,501	270,501
Other long-term liabilities	20,350	(111)	20,239
Additional paid-in capital	11,428,749	(380,865)	11,047,884
Total shareholders' equity	2,430,933	(380,865)	2,050,068
Total Liabilities and Shareholders' Equity	3,439,554	(110,475)	3,329,079

Consolidated Balance Sheet as of December 31, 2009:

	As originally reported	Effect of restatement	As restated
	(In thousands)
Other non-current assets	$223,910	$(102,292)	$121,618
Total Assets	4,015,889	(102,292)	3,913,597
Deferred income taxes	—	278,609	278,609
Other long-term liabilities	23,633	(36)	23,597
Additional paid-in capital	11,322,993	(380,865)	10,942,128
Total shareholders' equity	3,127,826	(380,865)	2,746,961
Total Liabilities and Shareholders' Equity	4,015,889	(102,292)	3,913,597

Consolidated Statement of Shareholders' Equity:

	As originally reported	Effect of restatement	As restated
	(In thousands)
Additional paid-in capital as of December 31, 2010	$11,428,749	$(380,865)	$11,047,884
Total shareholders' equity as of December 31, 2010	2,430,933	(380,865)	2,050,068
Additional paid-in capital as of December 31, 2009	11,322,993	(380,865)	10,942,128
Total shareholders' equity as of December 31, 2009	3,127,826	(380,865)	2,746,961
Additional paid-in capital as of December 31, 2008	11,112,014	(380,865)	10,731,149
Total shareholders' equity as of December 31, 2008	4,427,536	(380,865)	4,046,671
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com related to retained earnings in 2008	(184,174)	(241,863)	(426,037)
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com related to additional paid in capital in 2008	(3,749,643)	(380,865)	(4,130,508)
Spin-Off of HSNi, ILG, Ticketmaster and Tree.com related to total shareholders' equity in 2008	(3,971,284)	(622,728)	(4,594,012)
Retained earnings as of December 31, 2007	567,820	241,863	809,683
Total shareholders' equity as of December 31, 2007	8,583,662	241,863	8,825,525

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

        Prior to the filing of our Original Form 10-K, as required by Rule 13a-15(b) of the Exchange Act, IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and Chief Financial Officer, initially conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chairman and Senior Executive, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

        In connection with the restatement of certain of our consolidated financial statements described in Note 23 to the consolidated financial statements included in this Form 10-K/A and elsewhere in this Form 10-K/A, management of the Company reevaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2010. As a result of that reevaluation, management of the Company has determined that due to the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of such date. Additional information regarding the restatement is contained in Note 23 to the consolidated financial statements included in this Form 10-K/A.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Prior to the filing of our Original Form 10-K, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management initially determined that, as of December 31, 2010, the Company's internal control over financial reporting was effective. However, as a result of the identification of the errors that caused the restatement described in Note 23 to the consolidated financial statements, management reevaluated its assessment of our internal control over financial reporting as of December 31, 2010 and determined that the control deficiency that caused the misstatement constitutes a material weakness in the operational effectiveness of controls in the area of accounting for deferred income taxes. Management has subsequently concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010.

        A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As indicated above, management identified an error within our accounting for deferred income taxes that has caused the

Company to restate its financial statements as of December 31, 2010, 2009 and 2008. The errors and the restatement are described in Note 23 to the consolidated financial statements.

        As a consequence of the determination that there was a need to restate the financial statements, management has concluded that the deficiency in the Company's internal control constitutes a material weakness in internal control over financial reporting in this area. As a result of this amended report of management on internal control over financial reporting, Ernst & Young LLP, the Company's independent registered public accounting firm, which also audited the Company's consolidated financial statements included in this Form 10-K/A, has issued an updated attestation report on the Company's internal control over financial reporting, which is provided below.

Remediation of Material Weakness

        As a result of the identification of the errors that led to the restatement and the related reassessment of internal control over financial reporting, the Company has developed certain remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting in the area of deferred income taxes. Specifically, commencing in the fourth quarter of 2011, we have increased the level of review of work performed by Company personnel and third-party tax professionals in the identification and calculation of deferred income tax liabilities. The Company is in the process of completing its testing of the additional internal control processes outlined above that are designed to remediate this material weakness and expects to conclude that the material weakness has been satisfactorily remediated in its assessment of the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2011.

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

        In our report dated March 1, 2011, we expressed an unqualified opinion on internal control over financial reporting. Management has subsequently determined that a deficiency in controls as described in the following paragraph existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2010. As a result, management has revised its assessment, as presented in Item 9A, "Management's Report on Internal Control Over Financial Reporting," to conclude that the Company's internal control over financial reporting was not effective as of December 31, 2010. Accordingly, our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in the Company's accounting for deferred income taxes. The ineffective control resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2010, 2009 and 2008. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 1, 2011, except for Note 23, as to which the date is February 1, 2012, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, IAC/InterActiveCorp has not maintained effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

/s/ Ernst & Young LLP

New York, New York
March 1, 2011, except for the effects of the material weakness described in the sixth paragraph as to which the date is February 1, 2012.

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

Consolidated Balance Sheet as of December 31, 2010 and 2009 (As Restated).

Consolidated Statement of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2010, 2009 and 2008 (As Restated).

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

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among the Registrant, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.

Exhibit No.	Description	Location
4.1	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and BNY Mellon Shareowner Services (successor to The Bank of New York), as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 17, 2002.
4.2	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, by and between the Registrant and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	Tax Sharing Agreement, dated as of August 20, 2008, by and among the Registrant, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Incorporated by reference to Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.6	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.7	Amended and Restated IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.8	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.9	Form of Terms and Conditions of Annual Vesting Awards under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.10	Form of Restricted Stock Unit Agreement for the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

Exhibit No.	Description	Location
10.11	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.12	Amended and Restated 2000 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.(1)	Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.13	Amended and Restated 2007 IAC/InterActiveCorp Deferred Compensation Plan For Non-Employee Directors.(1)	Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.14	IAC/InterActiveCorp Executive Deferred Compensation Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.15	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.16	Match.com, Inc. Equity Program(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.
10.17	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of December 22, 2010.(1)	Previously filed.
10.18	Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.19	Amended and Restated Employment Agreement between Thomas J. McInerney and the Registrant, dated as of December 1, 2010.(1)	Previously filed.
10.20	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.21	Google Services Agreement, dated as of January 1, 2008, between the Registrant and Google.	Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
21.1	Subsidiaries of the Registrant as of December 31, 2010.	Previously filed.
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

Exhibit No.	Description	Location
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	XBRL Instance(4)
101.SCH	XBRL Taxonomy Extension Schema(4)
101.CAL	XBRL Taxonomy Extension Calculation(4)
101.DEF	XBRL Taxonomy Extension Definition(4)
101.LAB	XBRL Taxonomy Extension Labels(4)
101.PRE	XBRL Taxonomy Extension Presentation(4)

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

February 1, 2012	IAC/INTERACTIVECORP
	By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In Thousands)
2010
Allowance for doubtful accounts and revenue reserves	$10,515	$9,013	(1)	$81		$(10,761	)(4)	$8,848
Sales returns accrual	873	40		—		—		913
Deferred tax valuation allowance	35,331	4,511	(2)	424	(3)	—		40,266
Other reserves	2,666							1,555
2009
Allowance for doubtful accounts and revenue reserves	$10,293	$10,361	(1)	$(520)		$(9,619	)(4)	$10,515
Sales returns accrual	794	79		—		—		873
Deferred tax valuation allowance	39,515	(1,728	)(5)	(2,456	)(6)	—		35,331
Other reserves	3,079							2,666
2008
Allowance for doubtful accounts and revenue reserves	$8,180	$8,635	(1)	$(176)		$(6,346	)(4)	$10,293
Sales returns accrual	749	45		—		—		794
Deferred tax valuation allowance	22,263	15,970	(7)	1,282	(8)	—		39,515
Other reserves	2,280							3,079

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