Form 10-Q/A
period 2011-03-31
IAC/INTERACTIVECORP
filed 2012-02-01
CIK 891103

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

 EXPLANATORY NOTE

         The Registrant hereby amends in its entirety Item 1. Consolidated Financial Statements and Item 4. Controls and Procedures contained in IAC/InterActiveCorp's (the "Company") Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the "Original Form 10-Q"), as described below. On January 27, 2012, management and the Audit Committee (the "Committee") of the Board of Directors of the Company concluded that an error existed in the Company's previously issued financial statements relating to accounting for a deferred income tax liability that requires correction. During 2011, the Company undertook an analysis of the tax basis of certain businesses in connection with a review of its organizational structure. As a result of this review, the Company determined that the original deferred income tax provision recorded in 2002 in connection with a series of transactions, which included the exchange of certain of the Company's media businesses for certain other assets, was incorrectly calculated and incorrectly allocated to a former subsidiary. The correction of these errors as of March 31, 2011 and December 31, 2010 increased non-current deferred income tax liabilities and reduced shareholders' equity by $380.9 million. There is also a reclassification of non-current deferred income tax assets of $104.3 million and $110.5 million as of March 31, 2011 and December 31, 2010, respectively, which is required because non-current deferred income tax assets and liabilities of the same tax jurisdiction must be presented on the consolidated balance sheet on a net basis. Correcting these errors has no impact on the Company's consolidated statement of operations or consolidated statement of cash flows.

         This Amendment reflects the changes described above. No other information included in the Original Form 10-Q has been amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the Original Form 10-Q.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(unaudited) (As Restated)	(audited) (As Restated)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$848,595	$742,099
Marketable securities	468,890	563,997
Accounts receivable, net of allowance of $8,942 and $8,848, respectively	131,735	119,581
Other current assets	118,115	118,308

Total current assets	1,567,335	1,543,985
Property and equipment, net	262,569	267,928
Goodwill	1,074,885	989,493
Intangible assets, net	248,431	245,044
Long-term investments	199,179	200,721
Other non-current assets	79,912	81,908

TOTAL ASSETS	$3,432,311	$3,329,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$57,943	$56,375
Deferred revenue	92,658	78,175
Accrued expenses and other current liabilities	254,018	222,323

Total current liabilities	404,619	356,873
Long-term debt	95,844	95,844
Income taxes payable	478,203	475,685
Deferred income taxes	276,672	270,501
Other long-term liabilities	19,781	20,239
Redeemable noncontrolling interests	60,117	59,869
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 227,471,581 and 225,873,751 shares, respectively, and outstanding 85,268,800 and 84,078,621 shares, respectively	227	226
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 4,595,378 and 4,289,499 shares, respectively	16	16
Additional paid-in capital	11,076,446	11,047,884
Accumulated deficit	(633,948)	(652,018)
Accumulated other comprehensive income	20,843	17,546
Treasury stock 153,764,902 and 153,663,130 shares, respectively	(8,366,509)	(8,363,586)

Total shareholders' equity	2,097,075	2,050,068

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,432,311	$3,329,079

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

Restatement of Previously Issued Consolidated Financial Statements

        We have restated our consolidated financial statements as described in Note 13—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS.

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

NOTE 13—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Prior Period Consolidated Financial Statements

        The March 31, 2011 and December 31, 2010 consolidated balance sheets have been restated to correct the deferred income tax liability relating to a gain recorded in 2002 in connection with a series of transactions, which included the exchange of certain of the Company's media businesses for certain other assets, and the subsequent incorrect allocation of a portion of the deferred income taxes that were recorded in 2002 to a former subsidiary. These errors were identified during an analysis of the tax basis of certain businesses in connection with a 2011 review of the Company's organizational structure. Accordingly, the Company has restated the financial statements referenced above to correct these errors. The correction of these errors as of March 31, 2011 and December 31, 2010 increased non-current deferred income tax liabilities and reduced shareholders' equity by $380.9 million. Reclassifications of certain other deferred income tax balances as of March 31, 2011 and December 31, 2010 have also been recorded. Correcting these errors has no impact on the Company's consolidated statement of operations or consolidated statement of cash flows.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet as of March 31, 2011:

	As originally reported	Effect of restatement	As restated
	(In thousands)
Other non-current assets	$184,230	$(104,318)	$79,912
Total Assets	3,536,629	(104,318)	3,432,311
Deferred income taxes	—	276,672	276,672
Other long-term liabilities	19,906	(125)	19,781
Additional paid-in capital	11,457,311	(380,865)	11,076,446
Total shareholders' equity	2,477,940	(380,865)	2,097,075
Total Liabilities and Shareholders' Equity	3,536,629	(104,318)	3,432,311

Consolidated Balance Sheet as of December 31, 2010:

	As originally reported	Effect of restatement	As restated
	(In thousands)
Other non-current assets	$192,383	$(110,475)	$81,908
Total Assets	3,439,554	(110,475)	3,329,079
Deferred income taxes	—	270,501	270,501
Other long-term liabilities	20,350	(111)	20,239
Additional paid-in capital	11,428,749	(380,865)	11,047,884
Total shareholders' equity	2,430,933	(380,865)	2,050,068
Total Liabilities and Shareholders' Equity	3,439,554	(110,475)	3,329,079

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

        Prior to the filing of our original Form 10-Q, as required by Rule 13a-15(b) under the Exchange Act, IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and Chief Financial Officer, initially conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chairman and Senior Executive, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

        In connection with the restatement of certain of our consolidated financial statements described in Note 13 to the consolidated financial statements included in this Form 10-Q/A, management of the Company reevaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and determined that the control deficiency that caused the misstatement constitutes a material weakness in the operational effectiveness of controls in the area of accounting for deferred income taxes. Therefore, management has subsequently concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Remediation of Material Weakness

        As a result of the identification of the errors that led to the restatement and the related reassessment of disclosure controls and procedures and internal control over financial reporting, the Company has developed certain remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting in the area of deferred income taxes. Specifically, commencing in the fourth quarter of 2011, we have increased the level of review of work performed by Company personnel and third-party tax professionals in the identification and calculation of deferred income tax liabilities. The Company is in the process of completing its testing of the additional internal control processes outlined above that are designed to remediate this material weakness and expects to conclude that the material weakness has been satisfactorily remediated in its assessment of the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2011.

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

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.1	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.	Previously filed.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation(3)

Exhibit Number	Description	Location
101.DEF	XBRL Taxonomy Extension Definition(3)
101.LAB	XBRL Taxonomy Extension Labels(3)
101.PRE	XBRL Taxonomy Extension Presentation(3)

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

Dated: February 1, 2012

IAC/INTERACTIVECORP
By:	/s/ THOMAS J. MCINERNEY Thomas J. McInerney Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer	February 1, 2012

QuickLinks

EXPLANATORY NOTE
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