Form 10-Q/A
period 2011-06-30
IAC/INTERACTIVECORP
filed 2012-02-01
CIK 891103

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

 EXPLANATORY NOTE

        The Registrant hereby amends in its entirety Item 1. Consolidated Financial Statements and Item 4. Controls and Procedures contained in IAC/InterActiveCorp's (the "Company") Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the "Original Form 10-Q"), as described below. On January 27, 2012, management and the Audit Committee (the "Committee") of the Board of Directors of the Company concluded that an error existed in the Company's previously issued financial statements relating to accounting for a deferred income tax liability that requires correction. During 2011, the Company undertook an analysis of the tax basis of certain businesses in connection with a review of its organizational structure. As a result of this review, the Company determined that the original deferred income tax provision recorded in 2002 in connection with a series of transactions, which included the exchange of certain of the Company's media businesses for certain other assets, was incorrectly calculated and incorrectly allocated to a former subsidiary. The correction of these errors as of June 30, 2011 and December 31, 2010 increased non-current deferred income tax liabilities and reduced shareholders' equity by $380.9 million. There is also a reclassification of non-current deferred income tax assets of $79.4 million and $110.5 million as of June 30, 2011 and December 31, 2010, respectively, which is required because non-current deferred income tax assets and liabilities of the same tax jurisdiction must be presented on the consolidated balance sheet on a net basis. Correcting these errors has no impact on the Company's consolidated statement of operations or consolidated statement of cash flows.

        This Amendment reflects the changes described above. No other information included in the Original Form 10-Q has been amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the Original Form 10-Q.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(unaudited) (As Restated)	(audited) (As Restated)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$622,866	$742,099
Marketable securities	288,997	563,997
Accounts receivable, net of allowance of $8,375 and $8,848, respectively	126,887	119,581
Other current assets	110,341	118,308

Total current assets	1,149,091	1,543,985
Funds held in escrow for Meetic tender offer	360,583	—
Property and equipment, net	261,118	267,928
Goodwill	1,077,476	989,493
Intangible assets, net	245,822	245,044
Long-term investments	255,909	200,721
Other non-current assets	79,863	81,908

TOTAL ASSETS	$3,429,862	$3,329,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$47,252	$56,375
Deferred revenue	90,412	78,175
Accrued expenses and other current liabilities	267,828	222,323

Total current liabilities	405,492	356,873
Long-term debt	95,844	95,844
Income taxes payable	460,138	475,685
Deferred income taxes	301,567	270,501
Other long-term liabilities	19,569	20,239
Redeemable noncontrolling interests	56,482	59,869
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 229,718,224 and 225,873,751 shares, respectively, and outstanding 81,518,917 and 84,078,621 shares, respectively	230	226
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 and 4,289,499 shares, respectively	16	16
Additional paid-in capital	11,159,083	11,047,884
Accumulated deficit	(591,524)	(652,018)
Accumulated other comprehensive income	62,224	17,546
Treasury stock 158,567,307 and 153,663,130 shares, respectively	(8,539,259)	(8,363,586)

Total shareholders' equity	2,090,770	2,050,068

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,429,862	$3,329,079

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restatement of Previously Issued Consolidated Financial Statements

        We have restated our consolidated financial statements as described in Note 14—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS.

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

        At June 30, 2011 and December 31, 2010, unrecognized tax benefits, including interest, are $473.3 million and $487.6 million, respectively. Of the total unrecognized tax benefits at June 30, 2011, $460.1 million is included in "non-current income taxes payable," $12.3 million relates to deferred tax assets included in "other non-current assets" and $0.8 million is included in "accrued expenses and other current liabilities." Included in unrecognized tax benefits at June 30, 2011 is $94.9 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at June 30, 2011 are subsequently recognized, $95.1 million and $210.7 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations and discontinued operations, respectively. In addition, a continuing operations income tax provision of $4.3 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

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

NOTE 14—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Prior Period Consolidated Financial Statements

        The June 30, 2011 and December 31, 2010 consolidated balance sheets have been restated to correct the deferred income tax liability relating to a gain recorded in 2002 in connection with a series of transactions, which included the exchange of certain of the Company's media businesses for certain other assets, and the subsequent incorrect allocation of a portion of the deferred income taxes that were recorded in 2002 to a former subsidiary. These errors were identified during an analysis of the tax basis of certain businesses in connection with a 2011 review of the Company's organizational structure. Accordingly, the Company has restated the financial statements referenced above to correct these errors. The correction of these errors as of June 30, 2011 and December 31, 2010 increased non-current deferred income tax liabilities and reduced shareholders' equity by $380.9 million. Reclassifications of certain other deferred income tax balances as of June 30, 2011 and December 31,

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010 have also been recorded. Correcting these errors has no impact on the Company's consolidated statement of operations or consolidated statement of cash flows.

Consolidated Balance Sheet as of June 30, 2011:

	As originally reported	Effect of restatement	As restated
	(In thousands)
Other non-current assets	$159,302	$(79,439)	$79,863
Total Assets	3,509,301	(79,439)	3,429,862
Deferred income taxes	—	301,567	301,567
Other long-term liabilities	19,710	(141)	19,569
Additional paid-in capital	11,539,948	(380,865)	11,159,083
Total shareholders' equity	2,471,635	(380,865)	2,090,770
Total Liabilities and Shareholders' Equity	3,509,301	(79,439)	3,429,862

Consolidated Balance Sheet as of December 31, 2010:

	As originally reported	Effect of restatement	As restated
	(In thousands)
Other non-current assets	$192,383	$(110,475)	$81,908
Total Assets	3,439,554	(110,475)	3,329,079
Deferred income taxes	—	270,501	270,501
Other long-term liabilities	20,350	(111)	20,239
Additional paid-in capital	11,428,749	(380,865)	11,047,884
Total shareholders' equity	2,430,933	(380,865)	2,050,068
Total Liabilities and Shareholders' Equity	3,439,554	(110,475)	3,329,079

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

        In connection with the restatement of certain of our consolidated financial statements described in Note 14 to the consolidated financial statements included in this Form 10-Q/A, management of the Company reevaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and determined that the control deficiency that caused the misstatement constitutes a material weakness in the operational effectiveness of controls in the area of accounting for deferred income taxes. Therefore, management has subsequently concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.1	Amendment No. 4 to Google Services Agreement, dated as of April 1, 2011, between IAC/InterActiveCorp and Google.	Previously filed.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation(3)

Exhibit Number	Description	Location
101.DEF	XBRL Taxonomy Extension Definition(3)
101.LAB	XBRL Taxonomy Extension Labels(3)
101.PRE	XBRL Taxonomy Extension Presentation(3)

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