Form 10-Q/A
period 2011-09-30
IAC/INTERACTIVECORP
filed 2012-02-01
CIK 891103

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

 EXPLANATORY NOTE

        The Registrant hereby amends in its entirety Item 1. Consolidated Financial Statements and Item 4. Controls and Procedures contained in IAC/InterActiveCorp's (the "Company") Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the "Original Form 10-Q"), as described below. On January 27, 2012, management and the Audit Committee (the "Committee") of the Board of Directors of the Company concluded that an error existed in the Company's previously issued financial statements relating to accounting for a deferred income tax liability that requires correction. During 2011, the Company undertook an analysis of the tax basis of certain businesses in connection with a review of its organizational structure. As a result of this review, the Company determined that the original deferred income tax provision recorded in 2002 in connection with a series of transactions, which included the exchange of certain of the Company's media businesses for certain other assets, was incorrectly calculated and incorrectly allocated to a former subsidiary. The correction of these errors as of September 30, 2011 and December 31, 2010 increased non-current deferred income tax liabilities and reduced shareholders' equity by $380.9 million. There is also a reclassification of non-current deferred income tax assets of $169.5 million and $110.5 million as of September 30, 2011 and December 31, 2010, respectively, which is required because non-current deferred income tax assets and liabilities of the same tax jurisdiction must be presented on the consolidated balance sheet on a net basis. Correcting these errors has no impact on the Company's consolidated statement of operations or consolidated statement of cash flows.

        This Amendment reflects the changes described above. No other information included in the Original Form 10-Q has been amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the Original Form 10-Q.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(unaudited) (As Restated)	(audited) (As Restated)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$679,311	$742,099
Marketable securities	185,681	563,997
Accounts receivable, net of allowance of $8,954 and $8,848, respectively	154,401	119,581
Other current assets	104,748	118,308

Total current assets	1,124,141	1,543,985
Property and equipment, net	260,003	267,928
Goodwill	1,337,889	989,493
Intangible assets, net	398,040	245,044
Long-term investments	177,627	200,721
Other non-current assets	81,133	81,908

TOTAL ASSETS	$3,378,833	$3,329,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$59,029	$56,375
Deferred revenue	104,844	78,175
Accrued expenses and other current liabilities	329,405	222,323

Total current liabilities	493,278	356,873
Long-term debt	95,844	95,844
Income taxes payable	467,878	475,685
Deferred income taxes	264,909	270,501
Other long-term liabilities	17,832	20,239
Redeemable noncontrolling interests	19,095	59,869
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 230,334,809 and 225,873,751 shares, respectively, and outstanding 76,177,484 and 84,078,621 shares, respectively	230	226
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 and 4,289,499 shares, respectively	16	16
Additional paid-in capital	11,207,897	11,047,884
Accumulated deficit	(526,551)	(652,018)
Accumulated other comprehensive income	12,137	17,546
Treasury stock 164,525,325 and 153,663,130 shares, respectively	(8,768,096)	(8,363,586)

Total IAC shareholders' equity	1,925,633	2,050,068
Noncontrolling interests	94,364	—

Total shareholders' equity	2,019,997	2,050,068

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,378,833	$3,329,079

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Total Shareholders' Equity

	IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
	(In thousands)
Balance at January 1, 2011	$2,050,068	$—	$2,050,068
Net earnings (loss)	125,467	(1,332)	124,135
Change in foreign currency translation adjustment, net of tax	(23,601)	(6,212)	(29,813)
Change in net unrealized gains on available-for-sale securities, net of tax	18,192	—	18,192
Purchase of treasury stock	(401,587)	—	(401,587)
Receipt of stock from Liberty Media Corporation	(2,923)	—	(2,923)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	62,139	—	62,139
Income tax provision related to the exercise of stock options, vesting of restricted units and other	33,991	—	33,991
Non-cash compensation expense	65,403	421	65,824
Acquisition of Meetic	—	101,487	101,487
Change in fair value of redeemable noncontrolling interests	(1,516)	—	(1,516)

Balance at September 30, 2011	$1,925,633	$94,364	$2,019,997

Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Interest income	$1,224	$1,550	$3,676	$4,851
Interest expense	(1,425)	(1,321)	(4,135)	(3,967)
Gain on sales of investments	317	—	1,861	3,989
Non-income tax refunds related to Match Europe	—	—	4,630	—
Foreign currency exchange gains, net	3,748	371	4,050	292
Other	444	219	615	993

Other income, net	$4,308	$819	$10,697	$6,158

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

NOTE 14—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Prior Period Consolidated Financial Statements

        The September 30, 2011 and December 31, 2010 consolidated balance sheets have been restated to correct the deferred income tax liability relating to a gain recorded in 2002 in connection with a series of transactions, which included the exchange of certain of the Company's media businesses for certain other assets, and the subsequent incorrect allocation of a portion of the deferred income taxes that were recorded in 2002 to a former subsidiary. These errors were identified during an analysis of the tax basis of certain businesses in connection with a 2011 review of the Company's organizational structure. Accordingly, the Company has restated the financial statements referenced above to correct these errors. The correction of these errors as of September 30, 2011 and December 31, 2010 increased non-current deferred income tax liabilities and reduced shareholders' equity by $380.9 million. Reclassifications of certain other deferred income tax balances as of September 30, 2011 and December 31, 2010 have also been recorded. Correcting these errors has no impact on the Company's consolidated statement of operations or consolidated statement of cash flows.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet as of September 30, 2011:

	As originally reported	Effect of restatement	As restated
	(In thousands)
Other non-current assets	$250,627	$(169,494)	$81,133
Total Assets	3,548,327	(169,494)	3,378,833
Deferred income taxes	—	264,909	264,909
Other long-term liabilities	71,370	(53,538)	17,832
Additional paid-in capital	11,588,762	(380,865)	11,207,897
Total IAC shareholders' equity	2,306,498	(380,865)	1,925,633
Total shareholders' equity	2,400,862	(380,865)	2,019,997
Total Liabilities and Shareholders' Equity	3,548,327	(169,494)	3,378,833

Consolidated Balance Sheet as of December 31, 2010:

	As originally reported	Effect of restatement	As restated
	(In thousands)
Other non-current assets	$192,383	$(110,475)	$81,908
Total Assets	3,439,554	(110,475)	3,329,079
Deferred income taxes	—	270,501	270,501
Other long-term liabilities	20,350	(111)	20,239
Additional paid-in capital	11,428,749	(380,865)	11,047,884
Total IAC shareholders' equity	2,430,933	(380,865)	2,050,068
Total shareholders' equity	2,430,933	(380,865)	2,050,068
Total Liabilities and Shareholders' Equity	3,439,554	(110,475)	3,329,079

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
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance(3)
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation(3)
101.DEF	XBRL Taxonomy Extension Definition(3)
101.LAB	XBRL Taxonomy Extension Labels(3)

Exhibit Number	Description	Location
101.PRE	XBRL Taxonomy Extension Presentation(3)

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