Form 10-K
period 2011-12-31
IAC/INTERACTIVECORP
filed 2012-02-29
CIK 891103

Use these links to rapidly review the document

As filed with the Securities and Exchange Commission on February 29, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of January 27, 2012, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	75,481,373
Class B Common Stock	5,789,499

Total	81,270,872

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2011 was $3,079,546,221. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:

         Portions of the Registrant's proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1.    Business

OVERVIEW

Who We Are

        IAC operates more than 50 leading and diversified Internet businesses across more than 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. The results of operations of IAC's various businesses are reported within the following segments: Search, Match, ServiceMagic and Media & Other.

        For information regarding the results of operations of IAC's reportable segments, as well as their respective contributions to IAC's consolidated results of operations, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 27 and "Item 8—Consolidated Financial Statements and Supplementary Data" beginning on page 54.

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

        In January 2009, we sold ReserveAmerica, a leading provider of campground reservation services and software to United States federal and state agencies. In June 2009, we sold the European operations of Match.com to Meetic, S.A., a leading European online dating company based in France ("Meetic"), in exchange for a 27% interest in Meetic and a €5 million note. In July 2009, we acquired PeopleMedia, a leading operator of targeted dating websites.

        In May 2010, we acquired a majority stake in DailyBurn.com, a diet and fitness tracking website. In June 2010, Citysearch changed its name to CityGrid Media in connection with the launch of CityGrid®, its local advertising network, and its transformation from an owner and operator of local, consumer-oriented websites into one of the largest local advertising networks on the web.

        In December 2010, we exchanged the stock of a wholly-owned subsidiary that held our Evite, Gifts.com and IAC Advertising Solutions businesses and approximately $218 million in cash for substantially all of Liberty Media Corporation's equity stake in IAC. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8—Consolidated Financial Statements and Supplementary Data—Notes 1 and 12."

        In February 2011, we acquired OkCupid, an advertiser-supported online personals service. During the third quarter of 2011, through Match, we increased our ownership stake in Meetic to 81%.

EQUITY OWNERSHIP AND VOTE

        IAC has outstanding shares of common stock, with one vote per share, and Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of January 27, 2012, Barry Diller, IAC's Chairman and Senior Executive, owned 5,789,499 shares of Class B common stock (the "Diller Shares") representing 100% of IAC's outstanding Class B common stock and approximately 43.4% of the outstanding total voting power of IAC.

        Pursuant to an agreement between Mr. Diller and IAC, certain transfer restrictions apply to 1.5 million of the Diller Shares, including a requirement that, until December 1, 2015 and except for transfers to certain permitted transferees, the Diller Shares must first be converted into common stock in order to be transferred. In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC's Chairman and Senior Executive, he generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.

        As a result of Mr. Diller's ownership interest, voting power and the contractual rights described above, Mr. Diller is currently in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC's Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions.

 DESCRIPTION OF IAC BUSINESSES

Search

  Overview

        Our Search segment consists of: (i) Mindspark Interactive Network ("Mindspark"), a digital consumer products business consisting of our B2C operations, through which we develop, market and distribute downloadable applications, and our B2B operations, through which we provide customized browser-based applications for software and media companies; (ii) destination websites, including Ask.com and Dictionary.com, through which we provide search and additional services; and (iii) CityGrid Media, an online media company that aggregates and integrates local content and advertising for distribution to publishers across web and mobile platforms.

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

        The Search segment's revenue consists principally of advertising revenue, which is derived primarily from the display of paid listings, as well as from the display of other advertising in connection with the provision of search and other services. The substantial majority of the paid listings we display are supplied to us by Google pursuant to a paid listing supply agreement with Google that expires on March 31, 2016. Pursuant to this agreement, we transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to us for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as "sponsored" listings on search results pages. To a lesser extent, we also syndicate Google paid listings through third parties with whom we enter into syndication agreements. See "Item 1A—Risk Factors—We depend upon arrangements with Google and any adverse change in this relationship could adversely affect our business, financial condition and results of operations." In addition, we sell display advertising on our destination search and other websites. In the case of CityGrid Media, revenue is derived primarily from the sale of local and national online advertising distributed through CityGrid, our leading local content and advertising network.

  Toolbars

        Through Mindspark, we develop, market and distribute a variety of downloadable toolbars through which users can access search services, as well as a variety of applications through which users can creatively and visually express themselves and interact online. The majority of these toolbars consist of a search box and related technology (which together enable users to run search queries and otherwise access search services directly from their web browsers), together with applications we have developed that enable users to personalize their online activities and otherwise make them more expressive and fun. These applications include: MyFunCards, through which users can send online greeting cards; Popular Screensavers, through which users can personalize their desktops with photos, images and animations; Webfetti and CursorMania, through which users can personalize pages on various social networking websites; Zwinky, through which users can create avatars to express their online persona and design and update profile pages to share with friends; IWON, through which users can access their favorite online games from IWON.com and elsewhere directly from their web browsers; Smiley Central, through which users can add emoticons to e-mails and instant messages; MyWebFace, through which users can create cartoon-like images of themselves for download or use in connection with their profile pages on social networks; Retrogamer, through which users can access their favorite classic arcade, sports and action games directly from their web browsers; and CouponAlert, through which users can access coupons and online promotions. We also develop, market and distribute toolbars that target users with a passionate interest in select vertical categories (such as movies, television, sports and gossip, among others). In addition to a search box and related technology, these toolbars provide users with the ability to access primarily third party online content and services relating to various vertical categories directly from their web browsers. We distribute these toolbars and applications directly to consumers free of charge and we refer to them as Mindspark's "B2C operations."

        We also market and distribute Ask.com branded and custom toolbars to third parties through the Ask Partner Network, a leading provider of custom applications and search solutions to software, media and other companies. Ask Partner Network works closely with third parties to design and develop customized browser-based applications, which are highly-targeted, custom toolbars that, when bundled with third party applications and websites, extend services into web browsers and enhance end-user experiences online. We refer to toolbars and applications marketed and distributed through Ask Partner Network as Mindspark's "B2B operations."

  Destination Search and Other Websites

        We also operate a number of destination websites and portals through which we provide search and additional services, including: Ask.com, which provides general search services, as well as question and answer services that provide direct answers to natural-language questions; Dictionary.com, which provides online dictionary, reference, educational and learning services; IWON.com, which offers a variety of casual games and sweepstakes; Girlsense.com, which provides a virtual fashion community for girls and teens; MyWebSearch.com, which provides users with home page and search services; MyWay.com, which is free from banner, pop-up and rich-media ads and through which we provide general search and e-mail services; and Excite.com, a content-rich portal that aggregates news, sports, weather and entertainment content.

  Mobile Applications

        We market and distribute a number of mobile applications through which we provide search and additional services, including: the Ask.com iPhone, iPad and Android applications, which provide general search and natural-language question and answer services; the Dictionary.com iPhone, iPad and Android applications, which provide dictionary, reference, educational and learning services; and various DailyBurn iPhone, iPad and Android applications, which track nutritional and fitness information and activities.

  Revenue

        Substantially all of the revenue from our Search segment is derived from online advertising, with most of this revenue attributable to our paid listing supply agreement with Google. When a user submits a search query through properties and services within our Search segment and clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us, which we in turn either retain in its entirety or share with third parties. In some cases, Google does not charge advertisers unless our user, after clicking on the paid listing, also takes certain actions on the advertiser's website. To a lesser extent, revenue is also derived from the sale of display and other advertising pursuant to a variety of advertising models, including on a fixed fee per impression, cost-per-click and cost-per-action basis and the syndication of search results generated by Ask-branded destination search websites.

  Competition

        We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various search properties and search and other services generally; (ii) develop, market and distribute toolbars and related applications; (iii) attract third parties to distribute our toolbars, search boxes and related technology; and (iv) attract advertisers. In the case of our search services, our competitors include Google, Yahoo!, Bing and other destination search websites and search-centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social networks, online advertising networks, traditional media companies and companies that provide online content).

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

        In the case of our Mindspark business, we believe that our ability to compete successfully will depend primarily upon our continued ability to create toolbars and other applications that resonate with consumers (which requires that we continue to bundle attractive features, content and services, some of which may be owned by third parties, with quality search services), differentiate our toolbars and other applications from those of our competitors (primarily through providing customized toolbars and access to multiple search and other services through our toolbars), secure cost-effective distribution arrangements with third parties and market and distribute toolbars and other applications directly to consumers in a cost-effective manner, as well as attract advertisers.

        In the case of our destination search websites, we believe that our ability to compete successfully will depend primarily upon the relevance and authority of our search results, answers and other content, the functionality of our various destination search websites and the quality of related content and features and the attractiveness of our services generally to consumers relative to those of our competitors. Our current goal is to differentiate Ask.com from its competitors through question and answer services that provide accurate, authoritative and direct answers to natural-language questions (in the form of algorithmic search results and/or responses from other Ask.com users). The success of this initiative depends primarily upon our ability to deliver authoritative and trustworthy content to users, as well as our ability to attract advertisers to this initiative.

  CityGrid Media

        Overview.    CityGrid Media is an online media company that operates CityGrid, a leading local content and advertising network through which local business listings, advertising and content are distributed to publishers across web and mobile platforms, as well as consumer-oriented websites Citysearch.com, InsiderPages.com and Urbanspoon.com.

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

        Owned and Operated Properties.    CityGrid Media owns and operates Citysearch.com, InsiderPages.com and Urbanspoon.com, websites (and related mobile applications in the case of Citysearch.com and Urbanspoon.com) that connect consumers with local businesses by providing consumers with free access to local business profiles, customized messages from local businesses, reviews and user-generated content and related information. Citysearch.com is a comprehensive directory of local business listings and related information across most verticals of businesses in the United States. InsiderPages.com publishes content regarding professional service providers based in the United States. Urbanspoon.com publishes content focused exclusively on restaurants and dining in North America, the United Kingdom and Australia.

        Advertising Services.    CityGrid Advertising is sold to businesses through direct sales and resellers. In the case of direct sales, we sell CityGrid Advertising directly to businesses through field sales teams in major metropolitan areas within the United States, as well as through in house sales teams catering to various types of advertisers (i.e., local businesses, businesses covering multiple regions or with multiple locations and advertising agencies) and an online self-enrollment model. CityGrid Advertising is also sold through resellers (third parties with their own independent advertising sales forces). CityGrid Advertising is then published on CityGrid Properties.

        Revenue.    CityGrid Media revenue is derived primarily from the sale of CityGrid Advertising. In the case of direct sales, advertising is sold primarily pursuant to a pay-for-performance-based model. Under this model, local businesses pay CityGrid Media a fee each time their enhanced business listing (or select information from such listing) is viewed on a CityGrid Property or a user calls a metered number to reach a business. In the case of resellers, advertisers pay resellers for CityGrid Advertising, which resellers in turn share the revenue received with CityGrid Media pursuant to a variety of models, the specifics of which vary by reseller and the substantial majority of which have some performance-based element.

        When we publish CityGrid Advertising on our owned and operated CityGrid Properties, we retain all of the revenue paid to us by our direct sales customers and all of the amounts paid to us by our resellers. When CityGrid Advertising is published and viewed by an end user on a third party CityGrid Property, we share the related revenue we receive with the applicable third party CityGrid Property. Revenue is also derived from our sale of local merchant and national display advertising on owned and operated CityGrid Properties on a per impression and fixed fee basis.

        Competition.    The markets for local business advertising and content are highly competitive and diverse. We primarily compete with online and offline local and national directories and online and mobile advertising services and networks. We also face competition from search engines and other site aggregation companies that aggregate our content for display on their websites, which interferes with search engine optimization and marketing efforts designed to drive traffic to CityGrid Properties.

Match

  Overview

        Through the brands and businesses within our Match segment, we are a leading provider of subscription-based and advertiser-supported online personals services in the United States and various European and Latin American jurisdictions abroad. We provide these services through websites that we own and operate in twenty-five countries, in seven languages and on four continents, as well as through our mobile applications. Through Match, we own an 81% stake in Meetic, a European online dating company based in France through which we provide online personals services in certain European jurisdictions. As of December 31, 2011, we collectively provided online personals services to approximately 2.7 million subscribers.

        In February 2011, we acquired OkCupid, an advertiser-supported online personals service in the United States. During the third quarter of 2011, we increased our ownership stake in Meetic to 81% and acquired a 20% interest in Zhenai Inc., a leading provider of online matchmaking services in China. We are also the exclusive provider of subscription-based personals services on Yahoo.com.

        We refer to Match.com in the United States, Chemistry and PeopleMedia (through which we operate targeted dating websites) as Match's "Core" operations and to OkCupid, Singlesnet, mobile-only products and non-Meetic international operations as Match's "Developing" operations.

  Services

        We primarily provide online personals services through branded websites that we own and operate, including Match.com, Chemistry.com, OurTime.com, BlackPeopleMeet.com and OkCupid.com, and through a variety of Meetic-branded websites abroad. These websites, all of which provide single adults with a private and convenient environment for meeting other single adults, primarily provide online personals services to registered members (those establishing usernames and passwords) and subscribers (those who establish a username and password and pay a subscription fee).

        Within our portfolio of websites, we have both subscription-based and advertising-supported offerings. Our subscription-based websites offer registered members the ability to post a profile and use any related searching and matching tools free of charge, while subscribers have access to enhanced tools and a broader feature set, including the ability to initiate, review or respond to communications from other users. Our subscription programs consist of programs with a single-month term, with discounts for programs with various longer terms. Our advertiser-supported websites generally provide online personals services with basic functionality without the commitment of a monthly subscription, in some cases making a variety of premium or add-on features available for a fee. We also offer access to our services via various mobile devices through our matchMobile service and other branded mobile applications.

  Marketing

        We market our services through a wide variety of offline and online marketing activities. Our offline marketing activities consist of traditional marketing and business development activities, including television, print, radio and outdoor advertising and related public relations efforts. Our online marketing activities consist primarily of the purchase of banner and other display advertising, search engine marketing and targeted e-mail campaigns. In addition, we enter into a variety of alliances with third parties who advertise and promote our services. Some alliances are exclusive and some, but not all, contain renewal provisions. In connection with the exclusive provision of subscription-based personals services on Yahoo.com, we agreed to make certain advertising commitments. These commitments are reducible or terminable in certain circumstances.

  Revenue

        Match's revenue is derived principally from subscription fees for our subscription-based online personals and related services, as well as from online advertising, primarily from our OkCupid service.

  Competition

        The personals business is very competitive and highly fragmented in the United States and abroad and barriers to entry are minimal. We compete primarily with online and offline broad-based personals, dating and matchmaking services (both paid and free), social networking websites and applications, the personals sections of newspapers and magazines, other conventional media companies that provide personals services and traditional venues where singles meet (both online and offline). We also compete with numerous online and offline personals, dating and matchmaking services that cater to specific demographic groups.

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

ServiceMagic

  Overview

        ServiceMagic is a leading online marketplace in the United States that connects consumers, by way of patented proprietary technologies, with home and other local service professionals, all of which are pre-screened and the majority of which are customer-rated. When consumers submit a service request through the ServiceMagic marketplace, ServiceMagic generally matches them with up to four members from its network of service professionals, which as of December 31, 2011, consisted of more than 80,000 service professionals in the United States providing services in more than 700 categories, primarily home service-related, ranging from simple home repairs to home remodeling projects.

        Through ServiceMagic International, we search for local lead generation business opportunities around the world and hold a majority interest in ServiceMagic Europe, which operates businesses in the local lead generation space in France and the United Kingdom, including Travaux.com, a leading French website for consumer information regarding home improvement; 123Devis.com, a French lead generation business with one of the largest networks of home service professionals in France; and 123GetAQuote.co.uk, a leading lead generation platform for home service professionals in the United Kingdom.

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

  Revenue

        ServiceMagic's revenue is derived from fees paid by members of our network of service professionals for consumer leads, regardless of whether the service professional that receives the lead ultimately provides the requested service, as well as from one-time fees charged upon the enrollment and activation of new service professionals in our network. Lead fees vary based upon the service requested and where the service is provided, with fees for leads generated through our Exact Match service being greater than those for leads generated through our Market Match service.

  Competition

        We currently compete with other service-related lead generation services, primarily home service-related lead generation services, as well as with internet search engines and directories and with other forms of local advertising, including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe that our ability to compete successfully will depend primarily upon the following factors:

  •
  the size, quality (as determined, in part, by reference to our pre-screening efforts and customer ratings and reviews), diversity and stability of our network of service professionals and the quality of services provided by these professionals;

  •
  our continued ability to deliver consumer leads that convert into revenue for our network of service professionals in a cost-effective manner; and

  •
  the functionality of our websites and the attractiveness of their features and our services generally to consumers and service professionals, as well as our ability to introduce new products and services that resonate with consumers and service professionals.

Media & Other

        Our Media & Other segment consists primarily of Electus, Connected Ventures, Vimeo, Pronto, Shoebuy and Hatch Labs. Electus is a multimedia company that seeks to enable media content creators to engage with advertising and technology partners at the inception of the creative process and partner on the finished product across a global and multi-platform distribution model.

        Connected Ventures is a new media network and development company that operates: CollegeHumor Media, a leading online entertainment company targeting a core audience of young males ages eighteen to twenty-four through CollegeHumor.com and other websites; and Notional, a production company specializing in the creation of video content for all distribution platforms. Vimeo is a website on which users can upload, share and view video. Pronto owns and operates Pronto.com, a leading comparison search engine, through which consumers can search and compare prices for a wide range of merchandise offered by online retailers.

        Shoebuy, a leading internet retailer of footwear and related apparel and accessories, generally passes purchases made by customers through its various websites on to the relevant vendors for fulfillment and shipping. Hatch Labs is a business focused on prototyping and launching mobile products and services.

        Through January 2011, we owned and operated The Daily Beast, which was merged with print magazine Newsweek to form a joint venture on January 31, 2011. The Daily Beast is a website dedicated to news and commentary, culture and entertainment that curates and provides existing online content and new works from its own roster of contributors to users free of charge.

        In the case of our Media & Other segment, revenue is derived from merchandise sales, online advertising, media production and subscriptions.

Employees

        As of December 31, 2011, IAC and its subsidiaries employed approximately 3,200 full-time employees. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.

Additional Information

        Company Website and Public Filings.    The Company maintains a website at www.iac.com. Neither the information on the Company's website, nor the information on the website of any IAC business, is incorporated by reference in this report, or in any other filings with, or in any other information furnished or submitted to, the SEC.

        The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.

        Code of Ethics.    The Company's code of ethics, as amended in April 2009, applies to all employees (including all of IAC's executive officers and senior financial officers (including IAC's Chief Financial Officer and Controller)) and directors and is posted on the Company's website at www.iac.com/Investors/amend-and-restated. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for IAC's executive officers, senior financial officers or directors, will also be disclosed on IAC's website.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the industries in which IAC's businesses operate and other similar matters. These forward-looking statements are based on IAC management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this annual report. IAC does not undertake to update these forward-looking statements.

Risk Factors

Mr. Diller owns a significant percentage of the voting power of our stock and will be able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.

        As of January 27, 2012, Mr. Diller owned 5,789,499 shares of IAC Class B common stock representing 100% of IAC's outstanding Class B common stock and approximately 43.4% of the total outstanding voting power of IAC. As of this date, Mr. Diller also owned 705,734 vested options to purchase IAC common stock and 300,000 unvested options to purchase IAC common stock.

        In addition, under an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC's Chairman and Senior Executive, he generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period. While Mr. Diller may not currently exercise this right, no assurances can be given that this right will not become exercisable in the future, and if so, that Mr. Diller will consent to any of the limited matters at such time, in which case IAC would not be able to engage in transactions or take actions covered by this consent right.

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

        The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google's system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to the advertiser) of clicks on paid listings from searches performed on our search services and these judgments factor into the amount of revenue we receive. Changes to Google's paid listings network efficiency, its judgment about the relative attractiveness of clicks on paid listings from our search services or the parameters applicable to the display of paid listings could have an adverse effect on our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.

        Our paid listing supply agreement requires that we comply with certain guidelines promulgated by Google for the use of its brands and services, including the manner in which Google's paid listings are displayed with search results, and that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Noncompliance with Google's guidelines by us or the third parties to whom we syndicate paid listings or through which we secure distribution arrangements for our toolbars could, if not cured, result in Google's suspension of some or all of its services to our websites or the websites of our third party partners, the imposition of additional restrictions on our ability to syndicate paid listings or the termination of the paid listing supply agreement by Google.

        The termination of the paid listing supply agreement by Google, the curtailment of IAC's rights under the agreement (whether pursuant to the terms thereof or otherwise) or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. In addition, our inability to obtain a renewal of our agreement with Google with substantially comparable economic and other terms upon the expiration of our current agreement could have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate paid listings provider (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.

General economic events or trends that reduce advertising spending could harm our business, financial condition and results of operations.

        A substantial portion of our consolidated revenue is attributable to online advertising. Accordingly, we are particularly sensitive to events and trends that could result in decreased advertising expenditures. Advertising expenditures have historically been cyclical in nature, reflecting overall economic conditions and budgeting and buying patterns, as well as levels of consumer confidence and discretionary spending.

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

        Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with traditional media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the online advertising market. We believe that the continued growth and continued acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting), the continued growth in commercial use of the internet (particularly abroad), the extent to which web browsers and/or software programs that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, or any decrease in the effectiveness and value of online advertising (whether due to the passage of laws requiring additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.

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

        For example, we have entered into, and expect to continue to enter into, agreements to distribute Mindspark toolbars and search boxes to users through third parties. Most of these agreements are either non-exclusive and short-term in nature or, in the case of long-term or exclusive agreements, are terminable by either party in certain specified circumstances. In addition, a few of these agreements collectively represent a significant percentage of Mindspark's revenue. Our inability to enter into new (or renew existing) agreements to distribute Mindspark toolbars and search boxes through third parties for any reason would result in decreases in traffic, queries and advertising revenues, which could have an adverse effect on our business, financial condition and results of operations.

        In addition, in the case of the businesses within our Match segment, we have entered into a number of arrangements with third parties to drive traffic to our online personals websites. Pursuant to these arrangements, third parties generally promote our services on their websites and we either pay a fixed fee when visitors to these websites click through to or register on our online personals websites or pay a percentage of revenue we receive from such visitors who pay us subscription fees. These arrangements are generally not exclusive, are short-term in nature and are terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with existing and/or new third parties in response to industry trends, our business, financial condition and results of operations could be adversely affected.

        In the case of our ServiceMagic business, our ability to drive traffic depends, in part, on the nature and number of service professionals who are members of our network. While these professionals are required to agree that they will operate in accordance with our terms and conditions, we do not enter into long-term agreements with them. In addition, a significant number of our service professionals are sole proprietorships and small businesses, which are particularly sensitive to adverse economic conditions, such as constrained liquidity and decreases in consumer spending. As a result, our network of service professionals experiences turnover from time to time. This turnover, if significant or recurring over a prolonged period, could result in a decrease in traffic to ServiceMagic.com and increased costs, all of which could adversely affect our business, financial condition and results of operations.

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

        One of the most cost-effective efforts we employ to attract and acquire new, and retain existing, users and customers is commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well within search engine results. Search engines frequently update and change the logic that determines the placement and display of results of user searches. The failure to successfully manage SEO efforts across our businesses, including the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms, search query trends and related actions by providers of search services designed to ensure the display of unique offerings in search results (which actions by search service providers may result in algorithmic listings being displayed less prominently within search engine results), could result in a substantial decrease in traffic to our various websites, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations.

        In addition, search engines have increasingly expanded their offerings into other, non-search related categories, and have in certain instances displayed their own integrated or related product and service offerings in a more prominent manner than those of third parties within their search engine results. Continued expansion and competition from search engines could result in a substantial decrease in traffic to our various websites, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations.

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

        The internet and related technologies, applications and devices are characterized by evolving industry standards, coupled with frequent and related new product and service introductions and enhancements. The development of new product and service introductions and enhancements in response to evolving industry standards requires significant time and resources and we may not be able to adapt quickly enough (and/or in a cost-effective manner) to these changes or appropriately time the introduction of new products, services and enhancements to the market and our failure to do so could adversely affect our business, financial condition and results of operations.

        In the case of certain of our search services, third parties have introduced (and continue to introduce) new or updated technologies, applications and policies that may interfere with the ability of users to access or utilize these services generally or otherwise make users less likely to use these services (such as through the introduction of features and/or processes that make the access and use of these services cumbersome relative to those of our competitors). For example, third parties continue to introduce technologies and applications (including new and enhanced web browsers) that prevent users from downloading toolbars generally and/or have features and policies that significantly lessen the likelihood that users will download our toolbars and that previously downloaded toolbars will remain in active use. In addition, there are technologies and applications that interfere with the functionality of search boxes embedded within our toolbars and the maintenance of home page and other settings previously selected by users. Third parties have also introduced technologies and applications that are either not compatible with (or otherwise interfere with) the "search assistant" function embedded within our toolbars, pursuant to which our toolbars generate search results for users that receive "DNS," "404" and other errors in response to search queries entered into search boxes embedded within our toolbars or the address bar of their web browsers. These technologies and applications adversely impact our ability to generate search queries through our toolbars, which in turn adversely impacts our revenues. Our failure to successfully modify our toolbars and other search services in a cost-effective manner in response to the introduction and adoption of these new technologies and applications could adversely affect our business, financial condition and results of operations.

        Furthermore, the continued widespread adoption of new internet and telecommunications technologies and devices or other technological changes could require us to modify or adapt our services or infrastructures and our failure to do so could render our existing websites, services and proprietary technologies obsolete, which could adversely affect our business, financial condition and results of operations. For example, user and usage volumes on mobile devices, including tablets, continue to increase relative to those of personal computers. While we have developed mobile versions of certain of our services, we have limited experience with these applications and they may not be compelling to users. In addition, in the case of certain types of mobile devices, their lower resolution, functionality, display limitations and memory could make the use of our various services through these devices difficult or impossible. Lastly, existing agreements across our business may need to be amended to address the provision of our services on mobile devices, which the counterparties may be unwilling to do.

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

  •
  retain or hire senior management and other key personnel at acquired businesses; and

  •
  successfully manage acquisition-related strain on the management, operations and financial resources of IAC and its businesses and/or acquired businesses.

        We may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in increased operating losses, potentially dilutive issuances of equity securities and the assumption of contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any these events could have an adverse effect on our business, financial condition and results of operations.

We operate in various international markets, some in which we have limited experience. As a result, we face additional risks in connection with our international operations. Also, we may not be able to successfully expand into new, or further into our existing, international markets.

        We currently operate in various jurisdictions abroad and may continue to expand our international presence. In order for our products and services in these jurisdictions to achieve widespread acceptance, commercial use and acceptance of the internet must continue to grow, which growth may occur at slower rates than those experienced in the U.S. Moreover, we must continue to successfully tailor our products and services to the unique customs and cultures of these jurisdictions, which can be difficult and costly and the failure to do so could slow our international growth and adversely impact our business, financial condition and results of operations.

        Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks. For example, we may experience difficulties in managing international operations due to distance, language and cultural differences, including issues associated with the establishment of management systems and infrastructures (including disclosure controls and procedures and internal control over financial reporting), the staffing of foreign operations, exchange rate fluctuations and online privacy and protection of personal information. Our success in international markets will also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms and successfully integrate their businesses and operations with our own.

A variety of new laws, or new interpretations of existing laws, could subject us to claims or otherwise harm our business.

        We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort and can subject us to claims or other remedies. Some of these laws, such as income, sales, use, value-added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the type of businesses in which we are engaged. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. Laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims could be threatened and filed under both U.S. and foreign law for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and related ads, or content generated by us and our users.

        In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Those of our businesses that mention or otherwise incorporate copyrighted material into the content they produce also rely on fair use principles, which allow limited use of copyrighted materials without having to obtain the consent of the copyright holder, provided we satisfy certain legal criteria. Also, the Children's Online Privacy Protection Act restricts the distribution of materials considered harmful to children and imposes additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data. We face similar risks and costs as our products, services and content are offered in international markets and may be subject to additional regulations.

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

        We receive, transmit and store a large volume of personally identifiable information and other user data (including personal credit card data) in connection with the processing of search queries, the provision of online services, transactions with users and customers and advertising on our websites. The sharing, use, disclosure and protection of this information are governed by the respective privacy and data security policies maintained by our various businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

        There are currently pending several bills in the U.S. Congress, which if passed could result in more onerous requirements regarding the manner in which certain personally identifiable information and other user data will need to be stored and managed. Additionally, the U.S. Federal Trade Commission released a staff report in December 2010 in which it proposed a new framework for addressing commercial use of consumer data. Similarly, privacy laws and directives abroad, particularly in Europe, are still developing and could likewise result in onerous requirements. We could be adversely affected if legislation or regulations are expanded to require changes in the practices and/or privacy policies of our various businesses, which could be costly to implement, or if governing jurisdictions interpret or implement their legislation or regulations in ways that otherwise negatively affect our business, financial condition and results of operations.

        As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by our businesses. Also, we cannot guarantee that our security measures will prevent security breaches. In the case of security breaches involving personal credit card data, credit card companies could curtail our ability to transact payments. The failure of any of our businesses, or their various third party vendors and service providers, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could adversely affect our business, financial condition and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

        We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success. For example, the businesses within our principal reporting segments, our Search, Match and ServiceMagic reporting segments, rely heavily upon their trademarks (primarily Ask.com and Dictionary.com, our various toolbar brands, Match.com, OkCupid.com, Meetic.com and ServiceMagic.com and related domain names and logos), through which they market their products and services and seek to build and maintain brand loyalty and recognition. So long as these businesses continue to use these trademarks to identify their products and services and renew related trademarks upon their expiration, they will continue to have related trademark protections indefinitely under current trademark laws, rules and regulations.

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

        Our Match segment also relies upon trade secrets and certain patent-pending proprietary technologies relating to matching process systems and related features, products and services. Our ServiceMagic segment also relies heavily upon trade secrets, primarily the matching algorithm through which members of its network of local service professionals are matched with consumers, as well as related patented proprietary technologies that expire in 2020.

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

        To succeed, our systems and infrastructure must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or that prevent us from providing services, which could adversely affect our business. Moreover, as traffic to our various websites increases and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructure and technologies generally to facilitate this growth. If we do not do so, users, customers and third parties with whom we do business may not be able to access our services on an intermittent or prolonged basis and the quality of their experiences could be adversely affected. In addition, we could experience inefficiencies and/or operational failures in connection with these efforts, which could have the same effect. Moreover, even if we do not encounter any inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business may not make the changes to their systems, infrastructure and technology needed to access our services on a timely basis, if at all. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

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

Litigation Arising Out of the Company's Sale of PRC

        In 2006, the Company sold its call-center business, PRC, after conducting an auction process managed by an investment bank. In August 2008, various affiliates of the private-equity firm that won the auction and bought PRC (collectively, "Diamond Castle") sued the Company for breach of contract in New York state court. See Diamond Castle Partners IV PRC, L.P. et al. v. IAC/InterActiveCorp, No. 602427/08 (Supreme Court, New York County). The complaint alleges that the Company breached certain representations, warranties, and covenants in the purchase agreement through materially false, misleading, and incomplete statements to Diamond Castle concerning a PRC services contract that allegedly became unprofitable and later caused PRC to declare bankruptcy. The complaint (as amended in June 2010) seeks damages of up to $138.5 million, Diamond Castle's total investment in PRC. Discovery commenced in 2010.

        In January 2011, the Company, alleging that during the auction process Diamond Castle had secretly obtained extensive confidential information from PRC's then-CEO, filed counterclaims and third-party claims against Diamond Castle and several of its principals for fraud, aiding and abetting breach of fiduciary duty, and breach of the non-disclosure agreement governing the auction. In January 2012, IAC amended its pleading to add claims for fraud and breach of fiduciary duty against PRC's former CEO.

        The Company believes that Diamond Castle's claims in this lawsuit are without merit and will continue to defend against them, and to prosecute its own claims, vigorously.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$43.89	$36.13
Third Quarter	43.80	34.12
Second Quarter	38.37	30.11
First Quarter	32.13	28.05
Year Ended December 31, 2010
Fourth Quarter	$30.96	$25.08
Third Quarter	27.09	21.47
Second Quarter	24.11	20.25
First Quarter	24.47	20.01

        As of February 24, 2012, there were approximately 1,900 holders of record of the Company's common stock and the closing price of IAC common stock on NASDAQ was $45.19. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 24, 2012, there was one holder of record of the Company's Class B common stock.

        In November 2011, IAC's Board of Directors declared a quarterly cash dividend of $0.12 per share of common and Class B common stock outstanding, which was paid on December 1, 2011 to stockholders of record as of the close of business on November 15, 2011. In February 2012, IAC's Board of Directors declared a quarterly cash dividend of $0.12 per share of common and Class B common stock outstanding, which is payable on March 1, 2012 to stockholders of record as of the close of business on February 15, 2012. While we currently expect that comparable cash dividends will continue to be paid in the near future, any future declarations of dividends are subject to the determination of IAC's Board of Directors.

        During the quarter ended December 31, 2011, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
October 2011	—	—	—	11,440,576
November 2011	923,796	$40.68	923,796	10,516,780
December 2011	1,892,948	$41.95	1,892,948	8,623,832

Total	2,816,744	$41.55	2,816,744	8,623,832

(1)
Reflects the average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to a repurchase authorization previously announced in July 2011.

(3)
Represents the total number of shares of common stock that remained available for repurchase as of December 31, 2011 pursuant to the July 2011 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data

        The following selected financial data for the five years ended December 31, 2011 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Statement of Operations Data:(1)
Revenue	$2,059,444	$1,636,815	$1,346,695	$1,410,078	$1,301,969
Earnings (loss) from continuing operations	175,569	(9,393)	(956,473)	141,935	1,051
Earnings (loss) per common share from continuing operations attributable to IAC shareholders:
Basic	2.05	(0.04)	(6.89)	1.07	0.04
Diluted	1.89	(0.04)	(6.89)	1.04	0.04
Cash dividends declared per share	0.12	—	—	—	—
Balance Sheet Data at December 31:
Total assets	3,409,865	3,329,079	3,913,597	5,080,034	12,503,223
Long-term obligations, net of current maturities	95,844	95,844	95,844	95,844	834,542

(1)
We recognized items that affected the comparability of results for the years 2011, 2010 and 2009, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Results

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	Growth	2010	Growth	2009
	(Dollars in thousands)
Revenue:
Search	$1,093,863	31%	$837,134	23%	$681,781
Match	518,027	29%	400,723	17%	342,598
ServiceMagic	205,079	13%	181,423	16%	155,813
Media & Other	243,814	11%	219,896	30%	168,787
Inter-segment elimination	(1,339)	43%	(2,361)	(3)%	(2,284)

Total	$2,059,444	26%	$1,636,815	22%	$1,346,695

	Years Ended December 31,
	2011	Growth	2010	Growth	2009
	(Dollars in thousands)
Operating Income (Loss):
Search	$201,695	79%	$112,867	NM	$(980,231)
Match	137,555	19%	115,367	36%	84,655
ServiceMagic	21,380	30%	16,448	23%	13,383
Media & Other	(13,707)	71%	(47,539)	(115)%	(22,061)
Corporate	(149,161)	(1)%	(147,348)	(10)%	(133,733)

Total	$197,762	297%	$49,795	NM	$(1,037,987)

NM = not meaningful

	Years Ended December 31,
	2011	Growth	2010	Growth	2009
	(Dollars in thousands)
Operating Income Before Amortization:
Search	$203,136	62%	$125,549	37%	$91,615
Match	156,274	28%	122,057	30%	94,124
ServiceMagic	23,857	31%	18,165	(15)%	21,286
Media & Other	(12,073)	(1)%	(12,009)	39%	(19,699)
Corporate	(62,787)	2%	(64,183)	2%	(65,465)

Total	$308,407	63%	$189,579	56%	$121,861

        Refer to Note 15 to the consolidated financial statements for reconciliations by segment of Operating Income Before Amortization to operating income (loss).

Sources of Revenue

        Substantially all of the revenue from our Search segment is derived from online advertising, with most of this revenue attributable to our paid listing supply agreement with Google Inc. ("Google"). The revenue earned from our Match segment is derived primarily from subscription fees for its subscription-based online personals services and also from online advertising. ServiceMagic's revenue is derived from fees paid by members of its network of service professionals for consumer leads, regardless of whether the service professional that receives the lead ultimately provides the requested service, as well as from one-time fees charged upon enrollment and activation of new service professionals in its network. The revenue earned by the Media & Other segment is derived from merchandise sales, online advertising and content production.

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

        A significant component of the Company's revenue is attributable to a paid listing supply agreement with Google, which expires on March 31, 2016. For the years ended December 31, 2011, 2010 and 2009, revenue earned from Google was $970.4 million, $727.9 million and $561.9 million, respectively. The majority of this revenue was earned by the businesses comprising the Search segment.

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

        We pay traffic acquisition costs, which consist of payments made to partners who distribute Mindspark's customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. We also pay to market and distribute our services on third party distribution channels, such as internet portals and search engines. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, which compete with those we offer.

        The cost of acquiring new consumers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the segments in which IAC's businesses operate increases.

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Results

Revenue

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Revenue	$2,059,444	$422,629	26%	$1,636,815	$290,120	22%	$1,346,695

        Revenue in 2011 increased from 2010 as a result of increases of $256.7 million from Search, $117.3 million from Match, $23.9 million from Media & Other and $23.7 million from ServiceMagic. The increase from Search reflects strong growth from Mindspark's B2B operations and destination websites as well as growth from Mindspark's B2C operations and CityGrid Media. The increase from Match reflects growth from its Core operations (consisting of Match.com in the U.S., People Media and Chemistry) as well as from the impact of Meetic, consolidated beginning September 1, 2011, and OkCupid, acquired January 20, 2011. The increase from Media & Other was driven by growth at Shoebuy, Electus, Notional and Vimeo, partially offset by a decrease from The Daily Beast, which following the formation of The Newsweek/Daily Beast Company joint venture with Harman Newsweek on January 31, 2011, has been accounted for as an equity method investment, a decline at Pronto and the inclusion in 2010 of revenue associated with profit participations related to our former interest in Reveille. The increase from ServiceMagic came from growth in both its domestic and international operations.

        Revenue in 2010 increased from 2009 as a result of increases of $155.4 million from Search, $58.1 million from Match, $51.1 million from Media & Other and $25.6 million from ServiceMagic. The increase from Search reflected growth in Mindspark's B2B and B2C operations and destination websites. The increase from Match reflected strong growth from its Core operations, which includes the contribution from People Media, acquired July 13, 2009, partially offset by a decrease in revenue due to the sale of Match Europe to Meetic on June 5, 2009. Also contributing to the increase from Match is the impact of Singlesnet, acquired March 2, 2010, and Match's venture with Meetic in Latin America, which was formed March 10, 2010. The increase from Media & Other was driven by the contribution from Notional and Electus, which were not in the full prior year period, and growth at Pronto, Shoebuy, CollegeHumor and Vimeo. The increase from ServiceMagic was primarily due to an increase in domestic service request accepts driven primarily by increased marketing efforts and a more active service provider network.

Cost of revenue

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Cost of revenue	$761,244	$167,428	28%	$593,816	$163,967	38%	$429,849
As a percentage of revenue	37%		68 bp	36%		436 bp	32%

bp = basis points

        Cost of revenue consists primarily of traffic acquisition costs. Traffic acquisition costs consist of payments made to partners who distribute Mindspark's customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes Shoebuy's cost of products sold and shipping and handling costs, expenses associated with the operation of the Company's data centers, including compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, rent, energy and bandwidth costs, and content acquisition costs.

        Cost of revenue in 2011 increased from 2010 primarily due to increases of $129.4 million from Search, $23.3 million from Media & Other and $9.8 million from Match. The increase from Search was primarily due to an increase of $115.3 million in traffic acquisition costs related to the increase in revenue. As a percentage of revenue, traffic acquisition costs at Search increased over the prior year period due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites. Cost of revenue from Media & Other increased primarily due to an increase of $7.7 million in the cost of products sold at Shoebuy resulting from increased sales. Also contributing to the increase from Media & Other are increases from Electus, Vimeo and Notional, partially offset by a decrease from The Daily Beast, which has been accounted for as an equity method investment since January 31, 2011 as described above. The increase from Match is primarily due to the acquisition of Meetic.

        Cost of revenue in 2010 increased from 2009 primarily due to increases of $121.6 million from Search, $27.7 million from Media & Other and $10.3 million from Match. The increase from Search was primarily due to an increase of $108.5 million in traffic acquisition costs related to an increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites, as well as a shift in partner mix to partners carrying higher traffic acquisition costs. Cost of revenue from Media & Other increased due to Notional, which was not in the full prior year period, The Daily Beast and an increase of $6.0 million in the cost of products sold at Shoebuy due to increased sales. The increase from Match was primarily due to the acquisitions of People Media and Singlesnet and the formation of the Latin America venture, partially offset by the sale of Match Europe to Meetic.

Selling and marketing expense

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Selling and marketing expense	$614,174	$121,968	25%	$492,206	$28,767	6%	$463,439
As a percentage of revenue	30%		(25) bp	30%		(434) bp	34%

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

        Selling and marketing expense in 2011 increased from 2010 primarily due to increases of $63.7 million from Search, $49.6 million from Match and $10.3 million from ServiceMagic. The increase from Search is due to an increase of $68.6 million in advertising and promotional expenditures due to increased online marketing related to its destination websites and new product launches at Mindspark since the year ago period, partially offset by a decrease in bad debt expense at CityGrid Media. Selling and marketing expense at Match increased primarily due to the acquisition of Meetic and increases in offline and online marketing spend associated with the OurTime.com website and an advertising agreement entered into during the second quarter of 2010 with Yahoo! Inc. ("Yahoo"). The increase from ServiceMagic is primarily due to an increase of $10.8 million in advertising and promotional expenditures associated with online marketing.

        Selling and marketing expense in 2010 increased from 2009 primarily due to increases of $21.0 million from ServiceMagic, $15.1 million from Match and $7.0 million from Media & Other, partially offset by a decrease of $13.4 million from Search. The increase from ServiceMagic is due to increases of $14.0 million and $7.0 million in marketing and compensation and other employee-related costs, respectively. The increase in compensation and other employee-related costs from ServiceMagic is primarily due to the expansion of its sales force. The increase from Match is primarily due to an increase of $13.3 million in advertising and promotional expenditures related primarily to an advertising agreement entered into during the second quarter of 2010 with Yahoo as well as the impact of the acquisitions of People Media and Singlesnet and the formation of the Latin America venture, partially offset by the sale of Match Europe to Meetic. Selling and marketing expense from Media & Other increased primarily due to higher online marketing costs at Pronto and advertising and promotional expenditures related to Vimeo's 2010 video festival. Partially offsetting these factors is a decrease from Search primarily due to lower advertising and promotional expenditures of $7.2 million, as 2009 included expenditures associated with the NASCAR partnership and an ad campaign to rebrand the Ask Jeeves UK website, as well as a decrease in compensation and other employee-related costs at CityGrid Media, due in part, to a decrease in average headcount.

General and administrative expense

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
General and administrative expense	$328,728	$12,228	4%	$316,500	$34,107	12%	$282,393
As a percentage of revenue	16%		(337) bp	19%		(163) bp	21%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2011 increased from 2010 primarily due to increases of $18.0 million from Match, partially offset by a decrease of $7.1 million from Search. The increase from Match resulted primarily from the acquisition of Meetic, as well as an increase in professional fees due, in part, to $4.0 million in transaction fees associated with the Meetic acquisition, and operating expenses from OkCupid, which was not in the prior year period. General and administrative expense from Search decreased primarily due to lower professional fees, including a decrease in litigation related expenses, and the inclusion in 2010 of lease termination costs associated with the Ask.com restructuring, partially offset by an increase in compensation and other employee-related costs at Mindspark and CityGrid Media. As a percentage of revenue, general and administrative expense decreased from 2010 primarily due to operating expense leverage.

        General and administrative expense in 2010 increased from 2009 primarily due to increases of $12.4 million from corporate, $10.5 million from Media & Other, $5.6 million from ServiceMagic and $5.5 million from Search. General and administrative expense from corporate increased primarily due to an increase of $10.3 million in non-cash compensation expense and $5.3 million of transaction expenses in 2010 related to the exchange of substantially all of Liberty Media Corporation's ("Liberty") equity stake in IAC, partially offset by lower salary expense. On December 1, 2010, the Company entered into a stock exchange agreement with Liberty. Under the agreement, Liberty agreed to exchange with IAC 4.3 million shares of common stock and 8.5 million shares of Class B common stock, which were valued at $364.2 million based on the closing price of IAC common stock on December 1, 2010, for Evite, Gifts.com and IAC Advertising Solutions and $217.9 million in cash (referred to herein as the "Liberty Exchange"). The increase in non-cash compensation expense is primarily related to an increase in expense attributable to awards granted subsequent to the second quarter of 2009, partially offset by awards having become fully vested. The increase from Media &

Other is principally due to Electus and Notional, which were not in the full prior year period, as well as increased operating expenses associated with Vimeo, partially offset by the cost savings related to certain businesses that have been sold or shutdown. General and administrative expense at ServiceMagic increased primarily due to higher compensation and other employee-related costs. The increase from Search is primarily due to an increase in compensation and other employee-related costs at Mindspark and employee termination costs associated with the Ask.com restructuring that took place in the fourth quarter of 2010, partially offset by a decrease in litigation related expenses.

Product development expense

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Product development expense	$78,760	$13,663	21%	$65,097	$7,254	13%	$57,843
As a percentage of revenue	4%		(15) bp	4%		(32) bp	4%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2011 increased from 2010 primarily due to increases of $7.7 million from Match and $1.3 million from Search. The increase from Match is primarily due to an increase in compensation and other employee-related costs due, in part, to recent acquisitions as well as an increase in headcount. Contributing to the increase at Search is a decrease in costs being capitalized in the current year period, partially offset by lower compensation and other employee-related costs due, in part, to staff reductions that took place during the fourth quarter of 2010 associated with the Ask.com restructuring.

        Product development expense in 2010 increased from 2009 primarily due to increases of $3.3 million from Match and $2.3 million from Search. Contributing to the increase at Match is an increase in compensation and other employee-related costs driven by growth in headcount related to recent acquisitions. The increase from Search is primarily due to the inclusion in 2010 of employee termination costs associated with the Ask.com restructuring.

Depreciation

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Depreciation	$56,719	$(7,178)	(11)%	$63,897	$2,506	4%	$61,391
As a percentage of revenue	3%		(115) bp	4%		(65) bp	5%

        Depreciation in 2011 decreased from 2010 primarily due to the write-off of certain assets in the prior year period, partially offset by the write-off of $4.9 million in capitalized software costs in the third quarter of 2011 associated with the exit from the Company's direct sponsored listings business.

        Depreciation in 2010 increased from 2009 primarily due to the write-off of certain capitalized software costs associated with the Ask.com restructuring.

Operating Income Before Amortization

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Operating Income Before Amortization	$308,407	$118,828	63%	$189,579	$67,718	56%	$121,861
As a percentage of revenue	15%		339 bp	12%		253 bp	9%

        Operating Income Before Amortization in 2011 increased from 2010 primarily due to increases of $77.6 million from Search and $34.2 million from Match. The increase from Search is primarily due to higher revenue and operating expense leverage. The increase from Match is primarily due to higher revenue, partially offset by increased advertising and promotional expenditures and general and administrative expense.

        Operating Income Before Amortization in 2010 increased from 2009 primarily due to increases of $33.9 million and $27.9 million from Search and Match, respectively, and reduced losses of $7.7 million at Media & Other. The increase in Operating Income Before Amortization reflects higher revenue across these segments, as well as lower marketing costs from Search, a reduction in acquisition related expenses from Match and cost savings related to certain businesses that have been sold or shutdown and the profit participations related to our interests in Reveille from Media & Other.

Operating income (loss)

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Operating income (loss)	$197,762	$147,967	297%	$49,795	$1,087,782	NM	$(1,037,987)
As a percentage of revenue	10%		656 bp	3%		NM	(77)%

        Operating income in 2011 increased from 2010 primarily due to an increase of $118.8 million in Operating Income Before Amortization described above and decreases of $28.0 million in goodwill and $15.5 million in intangible asset impairment charges, described below, partially offset by an increase of $4.3 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily related to equity grants issued subsequent to 2010 and the impact of the cancellation and acceleration of certain equity awards during the second and third quarters of 2011, respectively, partially offset by awards becoming fully vested. Excluding the intangible asset impairment charge in 2010, amortization of intangibles increased $10.1 million primarily due to the acquisition of Meetic.

        At December 31, 2011, there was $107.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.

        Operating income in 2010 increased from 2009 primarily due to a decrease of $888.8 million in goodwill impairment charges described below and an increase of $67.7 million in Operating Income Before Amortization described above. Further contributing to the increase in operating income are decreases of $16.8 million in amortization of intangibles, exclusive of the impairment charges noted below, and $15.9 million in amortization of non-cash marketing, partially offset by an increase of $14.2 million in non-cash compensation expense. The decrease in amortization of intangibles is primarily due to a decrease at Search, partially offset by an increase at Match relating to the acquisition of Singlesnet and its venture formed with Meetic in Latin America. The amortization of non-cash marketing referred to in this report consists of non-cash advertising credits secured from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE. The increase in non-cash compensation expense is primarily related to an increase in expense attributable to awards granted subsequent to the second quarter of 2009, partially offset by awards having become fully vested.

        In connection with the Company's annual impairment assessment in the fourth quarter of 2010, the Company identified and recorded impairment charges at the Media & Other segment related to the write-down of the goodwill and intangible assets of Shoebuy of $28.0 million and $4.5 million, respectively, and at the Search segment related to the write-down of an indefinite-lived intangible asset of IAC Search & Media of $11.0 million. The goodwill and indefinite-lived intangible asset impairment charges at Shoebuy reflected expectations of lower revenue and profit performance in future years due to Shoebuy's 2010 fourth quarter revenue and profit performance, which is its seasonally strongest quarter. The indefinite-lived intangible asset impairment charge at IAC Search & Media is primarily due to lower future revenue projections associated with a trade name and trademark based largely upon the impact of 2010's full year results. In the fourth quarter of 2009, the Company identified and recorded impairment charges at the Search segment related to the write-down of the goodwill and intangible assets of IAC Search & Media of $916.9 million and $128.3 million, respectively. The impairments reflected lower projections for revenue and profits at IAC Search & Media in future years that reflected the Company's consideration of industry growth rates, competitive dynamics and IAC Search & Media's operating strategies and the impact of these factors on the fair value of IAC Search & Media and its goodwill and intangible assets.

Other income (expense)

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(36,300)	$(10,624)	41%	$(25,676)	$(11,662)	83%	$(14,014)

        Equity in losses of unconsolidated affiliates in 2011 increased from 2010 primarily due to the inclusion in 2011 of losses related to the Company's investment in The Newsweek/Daily Beast Company and a loss of $11.7 million related to marking down the carrying value of Match's 27% equity method investment in Meetic to fair value (i.e., the tender offer price of €15.00 per share) upon achieving control. Partially offsetting these losses are earnings from our investment in Meetic through August 31, 2011. The Company recognized a loss in 2010 related to its investment in Meetic primarily due to the amortization of intangibles, which was required by purchase accounting rules. Equity in losses of unconsolidated affiliates in 2010 includes an $18.3 million impairment charge to write-down one of the Company's equity method investments to fair value, described below.

        Equity in losses of unconsolidated affiliates in 2010 increased from 2009 primarily due to an $18.3 million impairment charge to write-down one of the Company's equity method investments to fair value. The decline in value was determined to be other-than-temporary due to the investee's continued losses and negative operating cash flows. The Company estimated the fair value of its investment using a multiple of revenue approach. Equity in losses of unconsolidated affiliates also includes reduced losses related to the Company's investment in Meetic due, in part, to a decrease in amortization of intangibles.

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Other income (expense), net	$10,060	$11,493	NM	$(1,433)	$(106,435)	NM	$105,002

        Other income, net in 2011 is primarily due to $4.6 million in gains associated with certain non-income tax refunds related to Match Europe, which was sold in 2009, and the foreign currency exchange gain of $3.3 million related to the funds that were held in escrow for the Meetic tender offer.

        Other expense, net in 2010 is primarily due to a $7.8 million impairment charge related to one of the Company's cost method investments. The impairment charge was determined to be other-than-temporary due to the investee's inability to achieve its 2010 cash flow forecast during its seasonally strongest fourth quarter and the Company's assessment that the investee would be unable to continue to operate without new outside funding. Partially offsetting the impairment charge is a gain of $4.0 million related to the sale of certain securities.

        Other income, net in 2009 is primarily due to a $132.2 million gain related to the June 5, 2009 sale of Match Europe to Meetic and a gain on sale of long-term investments of $28.8 million. Partially offsetting the increase in 2009 are charges of $58.1 million and $4.6 million related to the write-down of a contingent value right ("CVR") and the impairment of the Company's shares of Arcandor AG ("ARO") stock, respectively, which the Company received as part of the consideration for the sale of HSE in June 2007. ARO filed for insolvency on June 9, 2009. The write-down related to the CVR was based upon the Company's assessment of the value that it expects to recover from the insolvency proceedings. The impairment charge related to the ARO stock was based on the Company's conclusion that the decline in ARO's stock price was other-than-temporary due, in part, to ARO's insolvency filing.

Income tax provision

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Income tax benefit (provision)	$4,047	NM	NM	$(32,079)	$(22,605)	239%	$(9,474)

        In 2011, the Company recorded an income tax benefit for continuing operations despite pre-tax income. The income tax benefit is due principally to the release of previously established deferred tax liabilities described in the next sentence, the effective settlement of audits and expirations of statutes of limitations and foreign income taxed at lower rates. In connection with the acquisition of Meetic, the Company concluded that it intends to permanently reinvest outside of the United States the earnings of Match's international operations related to Meetic, including the 2009 gain on sale of Match Europe, which resulted in a deferred tax liability release of $43.7 million. In 2010, the Company recorded an income tax provision for continuing operations, which represents an effective tax rate of 141%. The 2010 tax rate is higher than the federal statutory rate of 35% due principally to non-deductible impairment charges related to goodwill and intangible assets, interest on tax contingencies, a valuation allowance on the deferred tax asset created by the impairment charge for an investment accounted for using the equity method and state taxes, partially offset by foreign tax credits and foreign income taxed at lower rates. In 2009, the Company recorded an income tax provision for continuing operations despite losses from continuing operations. The tax provision is primarily due to non-deductible impairment charges related to IAC Search & Media.

        At December 31, 2011 and 2010, the Company has unrecognized tax benefits of $351.6 million and $389.9 million, respectively. Unrecognized tax benefits at December 31, 2011 decreased by $38.3 million from December 31, 2010 due principally to the expiration of statutes of limitations, the effective settlement of audits and a net decrease in deductible temporary differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the year ended December 31, 2011 is a $1.4 million expense and a $6.7 million expense, respectively, net of related deferred taxes of $0.9 million and $4.2 million, respectively, for interest on unrecognized tax benefits. At December 31, 2011 and 2010, the Company has accrued $111.2 million and $97.7 million, respectively, for the payment of interest. At December 31, 2011 and 2010, the Company has accrued $2.5 million and $5.0 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its review of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2012. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $60.3 million within twelve months of the current reporting date, of which approximately $13.1 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

	Years Ended December 31,
	2011	$ Change	% Change	2010	$ Change	% Change	2009
	(Dollars in thousands)
Gain on Liberty Exchange	$—	$(140,768)	NM	$140,768	$140,768	NM	$—
Loss from discontinued operations, net of tax	$(3,992)	$33,031	(89)%	$(37,023)	$(13,584)	58%	$(23,439)

        Discontinued operations in the accompanying consolidated statement of operations include InstantAction, which ceased operations during the fourth quarter of 2010, and Evite, Gifts.com and IAC Advertising Solutions through December 1, 2010.

        The Company recognized after-tax gains of $140.8 million on the tax-free exchange of Evite, Gifts.com and IAC Advertising Solutions in 2010.

        The 2011 loss is primarily due to interest on income tax contingencies, partially offset by foreign currency exchange gains related to the liquidation of certain inactive subsidiaries. The 2010 loss is primarily due to losses of InstantAction, which includes a pre-tax impairment charge related to goodwill of $31.6 million. The 2009 loss is principally due to losses of InstantAction and tax return to provision adjustments related to the spun-off businesses and interest on tax contingencies.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

Search

        Our Search segment includes Mindspark, a digital consumer products business consisting of our B2C operations, through which we develop, market and distribute downloadable applications, and our B2B operations, through which we provide customized browser-based applications for software and media companies; destination websites, including Ask.com and Dictionary.com, through which we provide search and additional services; and CityGrid Media, an online media company that aggregates and integrates local content and advertising for distribution to publishers across web and mobile platforms.

  For the year ended December 31, 2011 compared to the year ended December 31, 2010

        Revenue increased 31% to $1.1 billion, reflecting strong growth from Mindspark's B2B operations and destination websites as well as growth from Mindspark's B2C operations and CityGrid Media. The revenue growth in Mindspark's B2B operations was driven by increased contribution from both existing and new partners. The increase in Mindspark's B2C revenue was driven primarily by new products launched since the year ago period. The revenue growth in destination websites reflects strong query gains driven primarily by increased marketing and content optimization. The increase in revenue at CityGrid Media primarily reflects growth from existing resellers and increased display advertising.

        Operating Income Before Amortization increased 62% to $203.1 million, benefiting from the higher revenue noted above and decreases of $8.5 million in depreciation, $7.1 million in general and administrative expense and lower product development expense as a percentage of revenue, partially offset by increases of $115.3 million in traffic acquisition costs and $63.7 million in selling and marketing expense. The decrease in depreciation is due to the write-off of certain assets in the prior year period, partially offset by the write-off of $4.9 million in capitalized software costs in the third quarter of 2011 associated with the exit from our direct sponsored listings business. The decrease in general and administrative expense is primarily due to lower professional fees, including a decrease in litigation related expenses, and the inclusion in 2010 of lease termination costs associated with the Ask.com restructuring, partially offset by an increase in compensation and other employee-related costs at Mindspark and CityGrid Media. As a percentage of revenue, product development expense decreased primarily due to staff reductions that took place during the fourth quarter of 2010. The increase in traffic acquisition costs is primarily due to an increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year period due to an increase in the proportion of revenue from customized browser-based applications at Mindspark's B2B operations and other arrangements with third parties who direct traffic to our websites. The increase in selling and marketing expense is primarily due to an increase in advertising and promotional expenditures, partially offset by a decrease in bad debt expense at CityGrid Media. The increase in advertising and promotional expenditures was driven primarily by increased online marketing related to our destination websites and new product launches at Mindspark's B2C operations since the year ago period.

        Operating income increased 79% to $201.7 million, primarily due to the increase in Operating Income Before Amortization described above and a decrease of $10.9 million in amortization of intangibles and a slight decrease in non-cash compensation expense. The decrease in amortization of intangibles in 2011 is principally due to the inclusion in the prior year of an indefinite-lived intangible asset impairment charge of $11.0 million as described below.

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenue increased 23% to $837.1 million, reflecting growth in Mindspark's B2B and B2C operations and destination websites. The increase in revenue from Mindspark's B2B operations was attributable to new partners and growth from existing partners, while the increase in revenue from Mindspark's B2C operations and destination websites was driven by increased traffic acquisition efforts and enhancements within our proprietary toolbar business. CityGrid Media revenue increased primarily due to the contribution from new resellers and growth from existing resellers.

        Operating Income Before Amortization increased 37% to $125.5 million, primarily due to the higher revenue noted above and a decrease of $13.4 million in selling and marketing expense, partially offset by increases of $108.5 million in traffic acquisition costs and $5.5 million in general and administrative expense. The decrease in selling and marketing expense is primarily due to a decrease of $7.2 million in advertising and promotional expenditures, as 2009 included expenditures associated with the NASCAR partnership and an ad campaign to rebrand the Ask Jeeves UK website, as well as a decrease in compensation and other employee-related costs at CityGrid Media, due in part, to a decrease in average headcount. The increase in traffic acquisition costs is primarily due to an increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year due to an increase in the proportion of revenue from customized browser-based applications at Mindspark's B2B operations and other arrangements with third parties who direct traffic to our websites, as well as a shift in partner mix to partners carrying higher traffic acquisition costs. The increase in general and administrative expense is primarily due to an increase in compensation and other employee-related costs associated with growth in Mindspark's operations and employee termination costs associated with the Ask.com restructuring that took place in the fourth quarter of 2010, partially offset by a decrease in litigation related expenses.

        Operating income increased $1.1 billion to $112.9 million, primarily due to the inclusion in 2009 of goodwill and intangible asset impairment charges totaling $1.045 billion related to IAC Search & Media. In 2010 the Company identified and recorded an indefinite-lived intangible asset impairment charge of $11.0 million. The charge is due to lower future revenue projections associated with a trade name and trademark based largely upon the impact of 2010's full year results. In 2009 the Company identified and recorded a goodwill and indefinite-lived intangible asset impairment charge of $916.9 million and $128.3 million, respectively. The impairment charges reflected lower projections for revenue and profits at IAC Search & Media in future years that reflected the Company's consideration of industry growth rates, competitive dynamics and IAC Search & Media's operating strategies and the impact of these factors on the fair value of IAC Search & Media and its goodwill and intangible assets. Further contributing to the increase in operating income in the current year is an increase in Operating Income Before Amortization described above and decreases of $18.3 million in amortization of intangibles, exclusive of the impairment charges, and $6.5 million in amortization of non-cash marketing.

Match

  For the year ended December 31, 2011 compared to the year ended December 31, 2010

        Revenue increased 29% to $518.0 million benefiting from growth within its Core and Developing operations and the contribution of Meetic, which was consolidated beginning September 1, 2011. Core revenue increased 18% to $398.6 million driven by an increase in subscribers. Developing, which consists of OkCupid, Singlesnet, mobile-only products and its non-Meetic international operations, increased revenue 19% to $73.3 million driven primarily from display advertising revenue from the acquisition in 2011 of OkCupid, as well as from Match's venture with Meetic in Latin America, which was not reflected in the full prior year period, partially offset by lower subscription revenue from Singlesnet, as we continue to reduce marketing of this service. Meetic revenue of $46.1 million was negatively impacted by the write-off of $32.6 million of deferred revenue in connection with its acquisition. Excluding the results of Meetic, revenue grew 18% to $471.9 million. Revenue in the prior year period was negatively impacted by the write-off of $4.1 million in deferred revenue associated with the Singlesnet acquisition and the formation of our venture with Meetic in Latin America.

        Operating Income Before Amortization increased 28% to $156.3 million, primarily due to the higher Core and Developing revenue noted above, partially offset by losses at Meetic resulting from the write-off of $32.6 million of deferred revenue in connection with its acquisition. Operating Income Before Amortization was further impacted by increases in selling and marketing expense, general and administrative expense and product development expense. The increase in selling and marketing expense is due to an increase of $22.7 million in advertising and promotional expenditures primarily related to offline and online marketing spend associated with the OurTime.com website and an advertising agreement entered into during the second quarter of 2010 with Yahoo. General and administrative expense increased from 2010, primarily due to an increase in professional fees due, in part, to $4.0 million in transaction fees associated with the Meetic acquisition, as well as operating expenses from OkCupid, which was not in the prior year period. The increase in product development expense is primarily due to an increase in compensation and other employee-related costs related to an increase in headcount.

        Operating income increased 19% to $137.6 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by increases of $10.2 million in amortization of intangibles and $1.8 million in non-cash compensation expense. These increases are primarily due to the Meetic acquisition.

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenue increased 17% to $400.7 million, reflecting solid growth in its Core operations, including the contribution from People Media, acquired July 13, 2009. Revenue in 2010 also increased due to Singlesnet, acquired March 2, 2010, and a venture with Meetic in Latin America, which was formed on March 10, 2010. These increases in revenue were partially offset by the effects of the sale of Match Europe to Meetic on June 5, 2009. Excluding the results of People Media from both 2010 and 2009, Match Europe from 2009 and Singlesnet and the Latin America venture from 2010, revenue grew 11%.

        Operating Income Before Amortization increased 30% to $122.1 million primarily due to the increase in revenue noted above, partially offset by increases of $15.1 million in selling and marketing expense, $10.3 million in cost of revenue and $3.3 million in product development expense. The increases in these expenses reflect the acquisitions of People Media and Singlesnet and the formation of the Latin America venture, partially offset by the sale of Match Europe. The increase in selling and marketing expense was further impacted by an increase in advertising and promotional expenditures due to an advertising agreement entered into during the second quarter of 2010 with Yahoo.

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

ServiceMagic

  For the year ended December 31, 2011 compared to the year ended December 31, 2010

        Revenue increased 13% to $205.1 million, benefiting from growth in both its domestic and international operations. Domestic revenue growth reflects an 8% increase in service request accepts, which was driven, in part, by a 9% increase in service requests. Domestic growth also reflects an increase in revenue from website design and hosting services. International revenue growth reflects a 43% increase in service request accepts, which was driven, in part, by a 44% increase in service requests and a 15% increase in service professionals. A service request can be transmitted to more than one service professional and is deemed accepted upon transmission.

        Operating Income Before Amortization increased 31% to $23.9 million, primarily due to the higher revenue noted above and lower selling and marketing expense and general and administrative expense as a percentage of revenue. Operating Income Before Amortization in 2010 benefited from the reversal of a $2.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which was not earned.

        Operating income increased 30% to $21.4 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by an increase of $0.8 million in amortization of intangibles.

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenue increased 16% to $181.4 million, benefiting from a 14% increase in service requests and a 19% increase in service request accepts domestically and from growth internationally, partially offset by lower average lead acceptance fees. The increase in service requests was driven primarily by increased online and offline marketing efforts. The increase in service request accepts was driven, in part, by a 22% increase in service providers.

        Operating Income Before Amortization decreased 15% to $18.2 million despite the increase in revenue described above, primarily due to increases of $21.0 million in selling and marketing expense and $5.6 million in general and administrative expense. The increase in selling and marketing expense is primarily driven by increases of $14.0 million and $7.0 million in marketing and compensation and other employee-related costs, respectively. The increase in compensation and other employee-related costs is due, in part, to the expansion of ServiceMagic's sales force. The increase in general and administrative expense is primarily due to an increase in compensation and other employee-related costs driven by growth in international headcount. Operating Income Before Amortization reflects the reversal in 2010 of a $2.5 million provision for contingent consideration related to the 2009 acquisition of Market Hardware, which was not earned.

        Operating income increased 23% to $16.4 million, despite the decrease in Operating Income Before Amortization described above, primarily due to the inclusion in the prior year of $5.0 million in non-cash marketing and a decrease of $1.0 million in amortization of intangibles.

Media & Other

  For the year ended December 31, 2011 compared to the year ended December 31, 2010

        Revenue increased 11% to $243.8 million primarily reflecting growth at Shoebuy, Electus, Notional and Vimeo, partially offset by a decrease in revenue from The Daily Beast, which following the formation of the joint venture with Harman Newsweek on January 31, 2011, has been accounted for as an equity method investment, a decline at Pronto and the inclusion in 2010 of revenue associated with profit participations related to our former interest in Reveille.

        Operating Income Before Amortization loss increased by $0.1 million to a loss of $12.1 million. Losses increased primarily due to increased operating expenses at Electus; reduced profitability at Pronto due to lower revenue; and Hatch Labs, which was not in the full prior year period. The increase in Operating Income Before Amortization loss was almost entirely offset by the inclusion in 2010 of losses related to The Daily Beast, which has been accounted for as an equity method investment since January 31, 2011 as described above, and the inclusion of profit participations related to our former interest in Reveille.

        Operating loss decreased by $33.8 million to $13.7 million despite the increase in Operating Income Before Amortization loss described above, primarily due to the inclusion in 2010 of goodwill and indefinite-lived intangible asset impairment charges related to Shoebuy of $28.0 million and $4.5 million, respectively. Further contributing to the decrease in operating loss are decreases of $1.0 million in amortization of intangibles, exclusive of the impairment charge, and $0.4 million in non-cash compensation expense.

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Revenue increased 30% to $219.9 million reflecting the contribution from Notional and Electus, which were not in the full prior year period, and growth at Pronto, Shoebuy, CollegeHumor and Vimeo. Also impacting revenue is the inclusion in 2010 of revenue associated with profit participations related to our interests in Reveille.

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

Corporate

  For the year ended December 31, 2011 compared to the year ended December 31, 2010

        Operating Income Before Amortization loss decreased by $1.4 million to a loss of $62.8 million reflecting $5.3 million in transaction expenses in 2010 related to the Liberty Exchange, partially offset by higher compensation and other employee-related costs.

        Operating loss increased $1.8 million to $149.2 million despite the decrease in Operating Income Before Amortization loss described above, due to an increase of $3.2 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily related to equity grants issued subsequent to 2010 and the impact of the cancellation and acceleration of certain equity awards during the second and third quarters of 2011, respectively, partially offset by awards becoming fully vested.

  For the year ended December 31, 2010 compared to the year ended December 31, 2009

        Operating Income Before Amortization loss decreased by $1.3 million to a loss of $64.2 million primarily due to lower depreciation and salary expense, partially offset by $5.3 million in transaction expenses in 2010 related to the Liberty Exchange.

        Operating loss increased $13.6 million to $147.3 million despite the decrease in Operating Income Before Amortization loss described above, due to an increase of $14.9 million in non-cash compensation expense. The increase in non-cash compensation expense is primarily related to an increase in expense attributable to awards granted subsequent to the second quarter of 2009, partially offset by awards having become fully vested.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2011, the Company had $704.2 million of cash and cash equivalents, $165.7 million of marketable securities and $95.8 million of long-term debt. Domestically, cash equivalents primarily consist of AAA rated treasury and government agency money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of AAA prime and government money market funds and time deposits. Marketable securities primarily consist of short-to-intermediate-term debt securities issued by states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. Long-term debt is comprised of $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in Senior Notes due January 15, 2013.

        At December 31, 2011, $158.3 million of the $704.2 million of cash and cash equivalents and none of the $165.7 million of marketable securities were held by the Company's foreign subsidiaries. No U.S. federal or state income taxes have been provided on the permanently reinvested earnings of certain of the Company's foreign subsidiaries that hold this cash and cash equivalents. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes. However, the Company's intent is to permanently reinvest these funds outside of the U.S. and, currently, the Company does not anticipate a need to repatriate them to fund our U.S. operations.

        In summary, the Company's cash flows attributable to continuing operations are as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$372,386	$340,707	$348,547
Net cash used in investing activities	(25,186)	(118,096)	(422,640)
Net cash used in financing activities	(372,233)	(717,210)	(405,797)

        Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges, equity in income or losses of unconsolidated affiliates and gains or losses on the sales of investments, and the effect of changes in working capital. Net cash provided by operating activities attributable to continuing operations in 2011 was $372.4 million and consists of earnings from continuing operations of $175.6 million, adjustments for non-cash items of $176.9 million and cash provided by working capital of $19.9 million. Adjustments for non-cash items primarily consisted of $88.6 million of non-cash compensation expense, $56.7 million of depreciation, $36.3 million of equity in losses of unconsolidated affiliates, partially offset by $35.5 million of deferred income taxes. The deferred income tax benefit primarily relates to the release of a previously established deferred tax liability in connection with the acquisition of Meetic. The increase in cash from changes in working capital activities primarily consists of an increase of $57.2 million in accounts payable and other current liabilities and an increase of $48.9 million in deferred revenue, partially offset by an increase in accounts receivable of $58.3 million and a decrease in income taxes payable of $29.2 million. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued advertising expense, an increase in accrued employee compensation and benefits and an increase in accrued revenue share expense. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Search due to increased online marketing related to its destination websites and new product launches at Mindspark's B2C operations since the year ago period. The increase in accrued employee compensation and benefits is primarily due to the increase in the 2011 discretionary cash bonus accrual to be paid entirely in the first quarter of 2012 as compared to the 2010 discretionary cash bonus accrual which was paid in December of 2010 and the first quarter of 2011. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search related to the increase in revenue from customized browser-based applications at Mindspark's B2B operations and other arrangements with third parties who direct traffic to our websites. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $29.5 million in deferred revenue at Meetic, as well as growth at Electus, Vimeo and Notional. The increase in accounts receivable is primarily due to the growth in revenue earned from our paid listing supply agreement with Google; the related receivable from Google was $105.7 million and $70.5 million at December 31, 2011 and 2010, respectively. While our Match, Media & Other and ServiceMagic businesses experienced strong growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The decrease in income taxes payable is primarily attributable to excess tax benefits of $22.2 million from stock-based awards that were recorded in 2011 related to the income tax benefit realized from the exercise of stock options and the vesting of restricted stock units. To the extent such deductions reduce income taxes payable, they are reported as financing activities in the consolidated statement of cash flows. In addition, current year income tax payments in 2011 were in excess of current year income tax accruals.

        Net cash used in investing activities attributable to continuing operations in 2011 of $25.2 million includes cash consideration used in acquisitions and investments of $368.7 million primarily related to the acquisitions of Meetic and OkCupid and the investment in Zhenai Inc. and capital expenditures of $40.0 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities of $381.0 million.

        Net cash used in financing activities attributable to continuing operations in 2011 of $372.2 million includes $507.8 million for the repurchase of 13.6 million shares of common stock at an average price of $38.20 per share and $10.7 million related to the payment of cash dividends to IAC shareholders, partially offset by proceeds related to the issuance of common stock, net of withholding taxes of $132.8 million and excess tax benefits from stock-based awards of $22.2 million. Included in the proceeds related to the issuance of common stock are proceeds of $76.0 million from the exercise of warrants to acquire 3.2 million shares of IAC common stock. The weighted average strike price of the warrants was $26.90 per share. On February 1, 2012, IAC's Board of Directors declared a quarterly cash dividend of $0.12 per share of common and Class B common stock outstanding to be paid to stockholders of record as of the close of business on February 15, 2012, with a payment date of March 1, 2012. Based on our current shares outstanding, we estimate the payment for this dividend will be $10.4 million. Future declarations of dividends are subject to the determination of IAC's Board of Directors.

        Net cash provided by operating activities attributable to continuing operations in 2010 was $340.7 million and consists of a loss from continuing operations of $9.4 million, adjustments for non-cash items of $241.0 million and cash provided by working capital of $109.1 million. Adjustments for non-cash items primarily consists of $84.3 million of non-cash compensation expense, $63.9 million of depreciation, $28.0 million of goodwill impairment, $27.5 million of amortization of intangibles, which includes an impairment charge of $15.5 million and $25.7 million of equity in losses of unconsolidated affiliates. The increase in cash from changes in working capital activities primarily consisted of an increase of $76.7 million in income taxes payable, an increase of $54.2 million in accounts payable and other current liabilities and an increase in deferred revenue of $19.7 million, partially offset by an increase in accounts receivable of $32.9 million. The increase in income taxes payable was primarily a result of income tax refunds received in 2010 related to the federal carryback of net capital losses generated from the sale of ARO stock in 2009 and the receipt of refundable New York State tax credits under the Brownfield Cleanup Program Act, which were recorded as an income tax receivable in 2007 and principally related to the construction of the Company's headquarters building in New York City. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued revenue share expense and an increase in accrued advertising expense. The increase in accrued revenue share expense is primarily due to an increase in the proportion of revenue from customized browser-based applications and other arrangements with third parties who direct traffic to our websites as well as a shift in partner mix to partners carrying higher traffic acquisition costs. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures in the fourth quarter of 2010 relative to the fourth quarter of 2009 at Search and Match. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match. The increase in accounts receivable is primarily due to the growth in revenue earned from our paid listing supply agreement with Google; the related receivable from Google was $70.5 million and $53.7 million at December 31, 2010 and 2009, respectively. While our Match, Media & Other and ServiceMagic businesses experienced strong growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses.

        Net cash used in investing activities attributable to continuing operations in 2010 of $118.1 million includes net purchases of marketable debt securities of $74.8 million, capital expenditures of $39.8 million primarily related to the internal development of software to support our offerings and our increased number of users, cash consideration used in acquisitions and investments of $19.6 million primarily related to the acquisitions of Singlesnet and DailyBurn.com, partially offset by a cash dividend of $11.4 million received from Meetic.

        Net cash used in financing activities attributable to continuing operations in 2010 of $717.2 million includes $539.6 million for the repurchase of 23.1 million shares of common stock at an average price of $22.98 per share and $217.9 million in cash related to the Liberty Exchange described below, partially offset by proceeds related to the issuance of common stock, net of withholding taxes of $25.9 million and excess tax benefits from stock-based awards of $14.3 million. On December 1, 2010, the Company completed the tax-free exchange of Evite, Gifts.com, IAC Advertising Solutions and $217.9 million in cash for substantially all of Liberty's equity stake in IAC, representing 8.5 million shares of Class B common stock and 4.3 million shares of IAC common stock.

        Net cash provided by operating activities attributable to continuing operations in 2009 was $348.5 million and consists of a loss from continuing operations of $956.5 million, adjustments for non-cash items of $1.2 billion and cash provided by working capital of $130.4 million. Adjustments for non-cash items primarily consists of $916.9 million of goodwill impairment, $157.0 million of amortization of intangibles, which includes an impairment charge of $128.3 million, $70.1 million of non-cash compensation expense, $61.4 million of depreciation and a $58.1 million decrease in the fair value of the derivative asset related to ARO stock, partially offset by the gains on the sale of Match Europe of $132.2 million and the sales of long-term investments of $28.8 million. The increase in cash from changes in working capital activities primarily consisted of an increase of $109.0 million in income taxes payable, an increase of $18.8 million in accounts payable and other current liabilities and an increase in deferred revenue of $14.2 million, partially offset by an increase in accounts receivable of $18.1 million. The increase in income taxes payable was primarily a result of income tax refunds received in 2009 related to the federal carryback of net capital losses generated from the Company's investment in Tree.com, which were recorded as an income tax receivable in 2008 and the receipt of state income tax refunds. The increases in accounts payable and other current liabilities and deferred revenue are primarily a result of the growth in our businesses. The increase in accounts receivable is primarily due to the growth in revenue in the fourth quarter of 2009 relative to the fourth quarter of

2008 earned from our paid listing supply agreement with Google; the related receivable from Google was $53.7 million and $43.0 million at December 31, 2009 and 2008, respectively.

        Net cash used in investing activities attributable to continuing operations in 2009 of $422.6 million includes net purchases of marketable debt securities of $356.7 million, cash consideration used in acquisitions and investments of $92.0 million primarily related to the acquisition of People Media, capital expenditures of $33.9 million, partially offset by proceeds of $64.0 million related to the sales of investments.

        Net cash used in financing activities attributable to continuing operations in 2009 of $405.8 million includes $545.5 million for the repurchase of 32.1 million shares of common stock at an average price of $17.25 per share and the settlement of vested stock-based awards denominated in subsidiaries' equity of $14.3 million, partially offset by proceeds related to the issuance of common stock, net of withholding taxes of $151.9 million. Included in the proceeds related to the issuance of common stock are aggregate proceeds of $150.8 million from the exercise of warrants to acquire 11.5 million shares of IAC common stock that were due to expire on February 4, 2009. The strike price of the warrants was $13.09 per share.

        The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company currently does not have in place any formal arrangements that would provide it with external sources of financing such as a revolving credit or other similar facility. The Company has two tranches of warrants outstanding; both with expiration dates of May 7, 2012. At December 31, 2011, the first tranche consists of warrants to acquire 9.8 million shares of IAC common stock at a strike price of $26.86 per share and the second tranche consists of warrants to acquire 4.5 million shares of IAC common stock at a strike price of $31.75 per share. The Company's closing common stock price on February 1, 2012 was $45.78. Assuming all these warrants were exercised on May 7, 2012, the total proceeds that the Company would receive would be $264.2 million for the first tranche and $143.3 million for the second tranche.

        The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2012 capital expenditures will be higher than 2011. At December 31, 2011, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations in 2012 will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

 CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Long-term debt(b)	$193,508	$5,109	$24,399	$8,000	$156,000
Purchase obligations(c)	55,757	19,394	31,697	4,666	—
Operating leases	280,288	22,209	35,009	26,972	196,098

Total contractual cash obligations	$529,553	$46,712	$91,105	$39,638	$352,098

(a)
The Company has excluded $303.1 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 4 to the consolidated financial statements.

(b)
Represents contractual amounts due including interest.

(c)
The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. Purchase obligations also include minimum payments due under telecommunication contracts related to data transmission lines.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments*	Total Amounts Committed	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Guarantee and letters of credit	$8,676	$8,676	$—	$—	$—

*
Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events, such as under a guarantee of debt or under lines of credit extended.

Off-Balance Sheet Arrangements

        Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2011.

 IAC'S PRINCIPLES OF FINANCIAL REPORTING

        IAC reports Operating Income Before Amortization as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence, financial statements prepared in accordance with GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.

Definition of IAC's Non-GAAP Measure

        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization of non-cash marketing, (3) amortization and impairment of intangibles, (4) goodwill impairment, and (5) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition-related accounting.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the years ended December 31, 2011, 2010 and 2009, see Note 15 to the consolidated financial statements.

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

  Recoverability of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, are tested annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The annual assessments identified impairment charges in 2010 related to the Shoebuy and IAC Search & Media reporting units and in 2009 related to the IAC Search & Media reporting unit. These impairment charges are more fully described above in "Results of Operations for the Years Ended December 31, 2011, 2010 and 2009". The value of goodwill and indefinite-lived intangible assets that is subject to annual assessment for impairment is $1.4 billion and $351.5 million, respectively, at December 31, 2011.

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 20% in both 2011 and 2010. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

        The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 13% to 20% in both 2011 and 2010, and the royalty rates used ranged from 1% to 9% in 2011 and 1% to 10% in 2010.

        The fair value of each of the Company's six reporting units exceed their carrying values by more than 20% at October 1, 2011, the date of our most recent annual impairment assessment. Any impairment charge that might result in the future would be determined based upon the excess of the carrying value of goodwill over its implied fair value using the second step of the impairment analysis that is described above but, in any event, would not be expected to be lower than the excess of the carrying value of the reporting unit over its fair value. The primary driver in the DCF valuation analyses and the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability. Generally, the Company would expect to record an impairment if forecasted revenue and profitability are no longer expected to be achieved and as a result, the carrying value of a reporting unit(s) exceeds its fair value. This assessment would be based, in part, upon the performance of its businesses relative to budget, the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.

  Recoverability of Long-Lived Assets

        We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. During 2011 and 2010 the Company wrote-off certain capitalized software costs. These charges are more fully described above in "Results of Operations for the Years Ended December 31, 2011, 2010 and 2009". The value of property and equipment and definite-lived intangible assets is $286.2 million at December 31, 2011.

  Income Taxes

        Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 4 to the consolidated financial statements, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2011, the balance of deferred tax liabilities, net, is $260.1 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results of the Company that vary significantly from anticipated results.

        We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. At December 31, 2011, the Company has unrecognized tax benefits of $462.8 million, including interest. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.

  Stock Based Compensation

        As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of stock options issued in 2011, 2010 and 2009 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 2.3%, 2.4% and 2.1%, respectively, a dividend yield of zero and volatility factors of 30%, 30% and 59%, respectively, based on the historical stock price volatilities of IAC for 2011 and 2010 and peer companies operating in the same industry sector as IAC for 2009 and a weighted average expected term of the stock options of 6.1 years, 5.6 years and 4.9 years, respectively. The historical stock price volatilities in 2009 of peer companies was used due to the lack of sufficient historical IAC stock price volatilities subsequent to the 2008 spin-off. For stock options, including unvested stock options assumed in acquisitions, the value of the stock option is measured at the grant date (or acquisition date, if applicable) at fair value and expensed over the remaining vesting term. The impact on non-cash compensation expense for the year ended December 31, 2011, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected term of the outstanding options would be an increase of $1.9 million, $9.1 million, and $5.7 million, respectively. The Company also issues RSUs and performance-based RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation expense over the vesting term. For performance-based RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term when the performance targets are considered probable of being achieved.

  Marketable Securities

        The Company invests in certain marketable securities, which primarily consist of short-to-intermediate-term debt securities issued by states of the U.S. and subdivisions thereof and investment grade corporate issuers. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.

        The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer, and whether it is not more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis, which may be maturity. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in current earnings and a new cost basis in the investment is established. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of the Company's investment in marketable securities to decline. During 2011 and 2010, the Company did not consider any of its marketable securities to be other-than-temporarily impaired.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, marketable debt securities and long-term debt.

        The Company invests its excess cash in certain cash equivalents and marketable debt securities, which consist primarily of money market instruments and short-to-intermediate-term debt securities issued by states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. During 2011, the Company did not record any other-than-temporary impairment charges related to its cash equivalents and marketable debt securities.

        Based on the Company's total investment in marketable debt securities at December 31, 2011, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of these securities by $1.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of $704.2 million is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.

        At December 31, 2011, the Company's outstanding debt is $95.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $10.8 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Equity Price Risk

        The Company is exposed to market risk as it relates to changes in the market value of its investments.

        At December 31, 2011, the Company has four investments in equity securities of publicly traded companies. These available-for-sale marketable equity securities are reported at fair value based on their quoted market prices with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive (loss) income" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market. During 2011, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity securities.

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

        The economic impact of foreign currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign currency exchange gains and losses are not material to the Company's earnings in 2011, 2010 and 2009. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency exchange risks because cash flows from international operations are generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency exchange risks. The Company's objective in managing its foreign currency exchange risk is to minimize its potential exposure to the changes that foreign currency exchange rates might have on its earnings, cash flows and financial position.

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

New York, New York
February 29, 2012

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$704,153	$742,099
Marketable securities	165,695	563,997
Accounts receivable, net of allowance of $7,309 and $8,848, respectively	177,030	119,581
Other current assets	112,255	118,308

Total current assets	1,159,133	1,543,985
Property and equipment, net	259,588	267,928
Goodwill	1,358,524	989,493
Intangible assets, net	378,107	245,044
Long-term investments	173,752	200,721
Other non-current assets	80,761	81,908

TOTAL ASSETS	$3,409,865	$3,329,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$64,398	$56,375
Deferred revenue	126,297	78,175
Accrued expenses and other current liabilities	343,490	222,323

Total current liabilities	534,185	356,873
Long-term debt	95,844	95,844
Income taxes payable	450,533	475,685
Deferred income taxes	302,213	270,501
Other long-term liabilities	16,601	20,239
Redeemable noncontrolling interests	50,349	59,869
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 234,100,950 and 225,873,751 shares, respectively, and outstanding 77,126,881 and 84,078,621 shares, respectively	234	226
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 and 4,289,499 shares, respectively	16	16
Additional paid-in capital	11,280,173	11,047,884
Accumulated deficit	(477,785)	(652,018)
Accumulated other comprehensive (loss) income	(12,443)	17,546
Treasury stock 167,342,069 and 153,663,130 shares, respectively	(8,885,146)	(8,363,586)

Total IAC shareholders' equity	1,905,049	2,050,068
Noncontrolling interests	55,091	—

Total shareholders' equity	1,960,140	2,050,068

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,409,865	$3,329,079

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenue	$2,059,444	$1,636,815	$1,346,695
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	761,244	593,816	429,849
Selling and marketing expense	614,174	492,206	463,439
General and administrative expense	328,728	316,500	282,393
Product development expense	78,760	65,097	57,843
Depreciation	56,719	63,897	61,391
Amortization of intangibles	22,057	27,472	157,031
Amortization of non-cash marketing	—	—	15,868
Goodwill impairment	—	28,032	916,868

Total costs and expenses	1,861,682	1,587,020	2,384,682

Operating income (loss)	197,762	49,795	(1,037,987)
Equity in losses of unconsolidated affiliates	(36,300)	(25,676)	(14,014)
Other income (expense), net	10,060	(1,433)	105,002

Earnings (loss) from continuing operations before income taxes	171,522	22,686	(946,999)
Income tax benefit (provision)	4,047	(32,079)	(9,474)

Earnings (loss) from continuing operations	175,569	(9,393)	(956,473)
Gain on Liberty Exchange	—	140,768	—
Loss from discontinued operations, net of tax	(3,992)	(37,023)	(23,439)

Net earnings (loss)	171,577	94,352	(979,912)
Net loss attributable to noncontrolling interests	2,656	5,007	1,090

Net earnings (loss) attributable to IAC shareholders	$174,233	$99,359	$(978,822)

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations	$2.05	$(0.04)	$(6.89)
Diluted earnings (loss) per share from continuing operations	$1.89	$(0.04)	$(6.89)
Basic earnings (loss) per share	$2.01	$0.93	$(7.06)
Diluted earnings (loss) per share	$1.85	$0.93	$(7.06)
Non-cash compensation expense by function:
Cost of revenue	$5,359	$4,510	$3,137
Selling and marketing expense	4,807	4,228	3,191
General and administrative expense	70,894	69,082	58,905
Product development expense	7,528	6,460	4,848

Total non-cash compensation expense	$88,588	$84,280	$70,081

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

			Class B Convertible Common Stock $.001 Par Value
	Common Stock $.001 Par Value
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital	Accumulated Deficit		Treasury Stock	Noncontrolling Interests
	$	Shares	$	Shares						Total
	(In thousands)
Balance as of December 31, 2008	$210	210,217	$16	16,157	$10,731,149	$227,445	$2,180	$(6,914,329)	$—	$4,046,671
Comprehensive loss:
Net loss attributable to IAC shareholders for the year ended December 31, 2009	—	—	—	—	—	(978,822)	—	—	—	(978,822)
Change in foreign currency translation adjustment, net of tax provision of $2,186	—	—	—	—	—	—	14,918	—	—	14,918
Change in net unrealized gains on available-for-sale securities, net of tax provision of $1,440	—	—	—	—	—	—	7,405	—	—	7,405

Comprehensive loss									—	(956,499)

Non-cash compensation expense	—	—	—	—	69,629	—	—	—	—	69,629
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	1	834	—	—	7,430	—	—	—	—	7,431
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	(11,737)	—	—	—	—	(11,737)
Issuance of common stock upon the exercise of warrants	12	11,607	—	—	152,682	—	—	—	—	152,694
Purchase of treasury stock	—	—	—	—	—	—	—	(554,203)	—	(554,203)
Fair value of redeemable noncontrolling interests adjustment	—	—	—	—	(1,033)	—	—	—	—	(1,033)
Settlement of vested stock-based awards denominated in subsidiaries' equity, net of tax	—	—	—	—	(10,044)	—	—	—	—	(10,044)
Spin-off of HSNi, ILG, Ticketmaster and Tree.com to shareholders	—	—	—	—	4,052	—	—	—	—	4,052

Balance as of December 31, 2009	$223	222,658	$16	16,157	$10,942,128	$(751,377)	$24,503	$(7,468,532)	$—	$2,746,961
Comprehensive income:
Net earnings attributable to IAC shareholders for the year ended December 31, 2010	—	—	—	—	—	99,359	—	—	—	99,359
Change in foreign currency translation adjustment, net of tax benefit of $4,711	—	—	—	—	—	—	(4,237)	—	—	(4,237)
Change in net unrealized losses on available-for-sale securities, net of tax benefit of $1,555	—	—	—	—	—	—	(2,720)	—	—	(2,720)

Comprehensive income									—	92,402

Non-cash compensation expense	—	—	—	—	85,048	—	—	—	—	85,048
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	3	2,864	—	—	30,930	—	—	—	—	30,933
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	(12,237)	—	—	—	—	(12,237)
Purchase of treasury stock	—	—	—	—	—	—	—	(530,885)	—	(530,885)
Receipt of stock from Liberty Media Corporation	—	—	—	—	—	—	—	(364,169)	—	(364,169)
Fair value of redeemable noncontrolling interests adjustment	—	—	—	—	2,059	—	—	—	—	2,059
Settlement of vested stock-based awards denominated in a subsidiary's equity, net of tax	—	352	—	—	(44)	—	—	—	—	(44)

Balance as of December 31, 2010	$226	225,874	$16	16,157	$11,047,884	$(652,018)	$17,546	$(8,363,586)	$—	$2,050,068
Comprehensive income:
Net earnings for the year ended December 31, 2011	—	—	—	—	—	174,233	—	—	(2,417)	171,816
Change in foreign currency translation adjustment	—	—	—	—	—	—	(41,201)	—	(5,269)	(46,470)
Change in net unrealized gains on available-for-sale securities, net of tax provision of $5,460	—	—	—	—	—	—	11,212	—	—	11,212

Comprehensive income									(7,686)	136,558

Noncontrolling interests related to acquisition of Meetic S.A.	—	—	—	—	—	—	—	—	64,831	64,831
Non-cash compensation expense	—	—	—	—	86,725	—	—	—	1,049	87,774
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	5	5,010	—	—	56,731	—	—	—	—	56,736
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	28,363	—	—	—	—	28,363
Issuance of common stock upon the exercise of warrants	3	3,217	—	—	76,039	—	—	—	—	76,042
Cash dividend declared on common stock	—	—	—	—	(11,296)	—	—	—	(3,103)	(14,399)
Purchase of treasury stock	—	—	—	—	—	—	—	(518,637)	—	(518,637)
Receipt of stock from Liberty Media Corporation	—	—	—	—	—	—	—	(2,923)	—	(2,923)
Fair value of redeemable noncontrolling interests adjustment	—	—	—	—	(4,273)	—	—	—	—	(4,273)

Balance as of December 31, 2011	$234	234,101	$16	16,157	$11,280,173	$(477,785)	$(12,443)	$(8,885,146)	$55,091	$1,960,140

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings (loss)	$171,577	$94,352	$(979,912)
Less: loss (earnings) from discontinued operations, net of tax	3,992	(103,745)	23,439

Earnings (loss) from continuing operations	175,569	(9,393)	(956,473)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	88,588	84,280	70,081
Depreciation	56,719	63,897	61,391
Amortization of intangibles	22,057	27,472	157,031
Amortization of non-cash marketing	—	—	15,868
Goodwill impairment	—	28,032	916,868
Impairment of long-term investments	—	7,844	4,936
Deferred income taxes	(35,483)	(6,074)	27,707
Equity in losses of unconsolidated affiliates	36,300	25,676	14,014
Gain on sale of Match Europe	—	—	(132,244)
Gain on sales of investments	(1,974)	(3,989)	(28,835)
Decrease in the fair value of the derivative asset related to Arcandor AG stock	—	—	58,097
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(58,314)	(32,901)	(18,121)
Other current assets	1,287	(8,636)	6,458
Accounts payable and other current liabilities	57,228	54,188	18,825
Income taxes payable	(29,215)	76,749	109,009
Deferred revenue	48,950	19,653	14,238
Other, net	10,674	13,909	9,697

Net cash provided by operating activities attributable to continuing operations	372,386	340,707	348,547

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(278,469)	(17,333)	(85,534)
Capital expenditures	(39,954)	(39,829)	(33,938)
Proceeds from maturities and sales of marketable debt securities	584,935	763,326	229,583
Purchases of marketable debt securities	(203,970)	(838,155)	(586,274)
Proceeds from sales of investments	15,214	5,324	64,046
Purchases of long-term investments	(90,245)	(2,283)	(6,482)
Dividend received from Meetic	—	11,355	—
Other, net	(12,697)	(501)	(4,041)

Net cash used in investing activities attributable to continuing operations	(25,186)	(118,096)	(422,640)

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(507,765)	(539,598)	(545,489)
Issuance of common stock, net of withholding taxes	132,785	25,939	151,933
Payment of dividends to IAC shareholders	(10,668)	—	—
Excess tax benefits from stock-based awards	22,166	14,291	796
Settlement of vested stock-based awards denominated in subsidiaries' equity	—	—	(14,331)
Liberty Exchange	—	(217,921)	—
Other, net	(8,751)	79	1,294

Net cash used in financing activities attributable to continuing operations	(372,233)	(717,210)	(405,797)

Total cash used in continuing operations	(25,033)	(494,599)	(479,890)
Total cash used in discontinued operations	(8,417)	(7,545)	(24,708)
Effect of exchange rate changes on cash and cash equivalents	(4,496)	(1,754)	5,601

Net decrease in cash and cash equivalents	(37,946)	(503,898)	(498,997)
Cash and cash equivalents at beginning of period	742,099	1,245,997	1,744,994

Cash and cash equivalents at end of period	$704,153	$742,099	$1,245,997

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

Search

        Our Search segment consists of Mindspark, a digital consumer products business consisting of our B2C operations, through which we develop, market and distribute downloadable applications, and our B2B operations, through which we provide customized browser-based applications for software and media companies; destination websites, including Ask.com and Dictionary.com, through which we provide search and additional services; and CityGrid Media, an online media company that aggregates and integrates local content and advertising for distribution to publishers across web and mobile platforms.

Match

        Through the brands and businesses within our Match segment, we are a leading provider of subscription-based and advertiser-supported online personals services in the United States and various jurisdictions abroad. We provide these services through websites that we own and operate, as well as through our mobile applications. Through Match, we own an 81% stake in Meetic S.A. ("Meetic"), a European online dating company based in France. See Note 5 for additional information related to the Meetic acquisition.

ServiceMagic

        ServiceMagic is a leading online marketplace in the United States that connects consumers, by way of patented proprietary technologies, with home and other local service professionals, all of which are pre-screened and the majority of which are customer-rated. Through ServiceMagic International, we operate businesses in the local lead generation space in France and the United Kingdom.

Media & Other

        Our Media & Other segment consists primarily of Electus, Connected Ventures (which operates CollegeHumor Media and Notional), Vimeo, Pronto, Shoebuy and Hatch Labs.

Discontinued Operations

        On December 1, 2010, IAC exchanged (on a tax-free basis) the stock of a wholly-owned subsidiary that held our Evite, Gifts.com and IAC Advertising Solutions businesses and $217.9 million in cash for substantially all of Liberty Media Corporation's ("Liberty") equity stake in IAC (the "Liberty Exchange"). See Note 12 for additional information related to this exchange. In addition, during the fourth quarter of 2010, InstantAction ceased operations. Evite, Gifts.com and InstantAction were previously reported in IAC's Media & Other segment. IAC Advertising Solutions was previously

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

reported in IAC's Search segment through December 31, 2009 and IAC's Media & Other segment for the year ended December 31, 2010.

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

        Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. The Company evaluates each cost and equity method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition and the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

Accounting Estimates

        Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

        On an ongoing basis, the Company evaluates its estimates and judgments including those related to the fair values of marketable securities and other investments, goodwill and indefinite-lived intangible assets, the useful lives and recovery of definite-lived intangible assets and property and equipment, the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and other revenue related reserves, the reserves for income tax contingencies, the valuation allowance for deferred income tax assets and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

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

Search

        The Search segment's revenue consists principally of advertising revenue which is generated primarily through the display of paid listings in response to search queries, as well as from advertisements appearing on its destination search websites and portals and certain third party websites and the syndication of search results generated by Ask-branded destination search websites. The Company obtains the substantial majority of its paid listings from third-party providers, primarily Google Inc. ("Google"). Paid listings are priced on a price per click and when the Company delivers a user's click to a paid listing supplied by Google, Google bills the advertiser and shares a portion of its resulting paid listing fee with the Company. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user's click is generated by a third party site, the Company recognizes the amount due from Google as revenue and records the revenue share obligation to the third-party site as traffic acquisition costs.

        CityGrid Media's revenue is primarily generated through the sale of local and national online advertising. There are several types of internet advertisements, and the way in which advertising revenue is earned varies among them. Depending upon the terms, revenue might be earned every time a user clicks on an ad, every time an ad is displayed, or every time a user clicks-through on the ad and takes a specified action on the destination site.

Match

        Match's revenue consists primarily of subscription fee revenue generated from customers who subscribe to online personals services on Match.com and most of Match's other personals websites. Subscription fee revenue is recognized over the terms of the applicable subscriptions, which primarily range from one to six months. Deferred revenue at Match totaled $94.9 million and $57.4 million at December 31, 2011 and 2010, respectively. Match also earns revenue from online advertising, primarily from OkCupid, which was acquired in January 2011. Online advertising revenue is recognized every time an ad is displayed.

ServiceMagic

        ServiceMagic's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a consumer lead. ServiceMagic's activation revenue is generated through the enrollment and activation of a new home service professional. Activation revenue is initially deferred and recognized over 24 months. Prior to 2010, the period of recognition was 36 months. The change was based on an updated estimate of the economic life of an in-network home service professional. Deferred revenue totaled $3.8 million and $5.0 million at December 31, 2011 and 2010, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Media & Other

        Shoebuy's revenue consists of merchandise sales, reduced by incentive discounts and sales returns, and is recognized when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. Allowances for returned merchandise are based on historical experience. Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of revenue. Revenue of media businesses included in this segment is generated primarily through online advertising, media production and subscriptions. Online advertising revenue is recognized every time an ad is displayed or over the period earned, media production revenue is recognized based on delivery and acceptance and subscription fee revenue is recognized over the terms of the applicable subscriptions, which are one month or one year.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated treasury and government agency money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of AAA prime and government money market funds and time deposits.

Marketable Securities

        The Company invests in certain marketable securities, which primarily consist of short-to-intermediate-term debt securities issued by states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. All marketable securities are classified as available-for-sale and are reported at fair value. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

        Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts and revenue reserves. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amount of these reserves are based, in part, on historical experience.

Property and Equipment

        Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Asset Category	Estimated Useful Lives
Buildings and leasehold improvements	3 to 39 Years
Computer equipment and capitalized software	2 to 3 Years
Furniture and other equipment	3 to 10 Years

        The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation and other employee-related costs for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software amounted to $29.2 million and $33.9 million as of December 31, 2011 and 2010, respectively.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill acquired in business combinations is assigned to the reporting unit(s) that are expected to benefit from the combination as of the acquisition date. The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. See Note 6 for discussion of impairment charges recorded in 2010 and 2009. There were no impairment charges recorded in 2011.

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

        Media & Other includes other operating segments that do not have goodwill. See Note 15 for additional information regarding the Company's method of determining operating and reportable segments.

        The fair value of each of the Company's six reporting units exceed their carrying values by more than 20% at October 1, 2011, the date of our most recent annual impairment assessment.

Long-Lived Assets and Intangible Assets with Definite Lives

        Long-lived assets, which consist of property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the period in which the economic benefits of the asset will be realized.

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

  •
  Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair value of the Company's Level 2 financial assets is primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

  •
  Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    circumstances, about the assumptions market participants would use in pricing the asset or liability. See Note 9 for a discussion of assets measured at fair value using Level 3 inputs.

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are measured at fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs. See Note 6 for a discussion of goodwill and intangible asset impairment charges and Note 8 for a discussion of impairment charges related to equity and cost method investments.

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

Advertising Costs (excluding Amortization of Non-Cash Marketing)

        Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and third parties that distribute Mindspark's downloadable applications, and offline marketing, principally television and radio advertising. Advertising expense was $497.2 million, $371.2 million and $347.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company capitalizes and amortizes the costs associated with certain distribution arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable applications associated with Mindspark's B2C operations. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred.

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

Foreign Currency Translation and Transaction Gains and Losses

        The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of other income (expense), net.

        Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income into earnings. Such gains totaled $9.2 million during the year ended December 31, 2011 and are included in "Loss from discontinued operations, net of tax" in the accompanying consolidated statement of operations.

Stock-Based Compensation

        Stock-based compensation is measured at the grant date based on the fair value of the award and expensed over the requisite service period. See Note 14 for a further description of the Company's stock-based compensation plans.

Redeemable Noncontrolling Interests

        In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. These put and call arrangements become exercisable by the Company and the counter-party at various dates over the next five years. During 2011, one of these arrangements became exercisable. There were no put and call arrangements that became exercisable during 2010. These put

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2011, 2010 and 2009, the Company recorded adjustments of $4.3 million, $(2.1) million and $1.0 million, respectively, to increase (reduce) these interests to fair value.

        Noncontrolling interests in the consolidated subsidiaries of the Company should ordinarily be reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, in accordance with Accounting Standards Update ("ASU") 2009-04, "Accounting for Redeemable Equity Investments-Amendment to ASC 480-10-599", securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of shareholders' equity. Accordingly, if redemption of the noncontrolling interests is outside the control of the Company, the interests are included in the mezzanine section of the accompanying consolidated balance sheet, outside of shareholders' equity.

        Redeemable noncontrolling interests at December 31, 2011 primarily relate to Meetic and certain operations included in the Media & Other segment. Redeemable noncontrolling interests at December 31, 2010 primarily relate to the international operations of Match and certain operations included in the Media & Other segment. Redeemable noncontrolling interests at December 31, 2009 primarily relate to certain operations included in the Media & Other segment.

Noncontrolling Interests

        Noncontrolling interests at December 31, 2011 relate to Meetic.

Certain Risks and Concentrations

        A substantial portion of the Company's revenue is attributable to online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior or advertiser spending behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google, which expires on March 31, 2016. For the years ended December 31, 2011, 2010 and 2009, revenue earned from Google was $970.4 million, $727.9 million and $561.9 million, respectively. The majority of this revenue was earned by the businesses comprising the Search segment. Accounts receivable related to revenue earned from Google totaled $105.7 million and $70.5 million at December 31, 2011 and 2010, respectively.

        The Company's business is subject to certain risks and concentrations including dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud.

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and marketable securities. Cash and cash equivalents are maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation insurance limits.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other current assets

	December 31,
	2011	2010
	(In thousands)
Deferred income taxes	$41,045	$34,921
Prepaid expenses	19,769	14,560
Capitalized downloadable search toolbar costs, net	17,704	15,804
Income taxes receivable	7,728	19,831
Other	26,009	33,192

Other current assets	$112,255	$118,308

Property and equipment, net

	December 31,
	2011	2010
	(In thousands)
Buildings and leasehold improvements	$235,737	$234,328
Computer equipment and capitalized software	186,016	183,055
Furniture and other equipment	43,156	41,930
Projects in progress	7,643	2,944
Land	5,117	5,117

	477,669	467,374
Less: accumulated depreciation and amortization	(218,081)	(199,446)

Property and equipment, net	$259,588	$267,928

Other non-current assets

	December 31,
	2011	2010
	(In thousands)
Income taxes receivable	$58,870	$56,675
Other	21,891	25,233

Other non-current assets	$80,761	$81,908

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Accrued expenses and other current liabilities

	December 31,
	2011	2010
	(In thousands)
Accrued employee compensation and benefits	$83,692	$56,878
Accrued revenue share expense	80,434	58,097
Accrued advertising expense	68,782	43,418
Other	110,582	63,930

Accrued expenses and other current liabilities	$343,490	$222,323

Redeemable noncontrolling interests

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at January 1	$59,869	$28,180	$22,771
Noncontrolling interests related to acquisition of Meetic	36,656	—	—
Noncontrolling interests related to the acquisition of a business contributed to a consolidated Latin American venture	—	20,250	—
Noncontrolling interests created by a decrease in the ownership of a subsidiary contributed to a consolidated Latin American venture	—	15,750	—
Noncontrolling interests related to other acquisitions	—	3,333	3,561
Decrease in redeemable noncontrolling interests in a consolidated Latin American venture resulting from the acquisition of Meetic	(37,917)	—	—
Purchase of noncontrolling interests	(5,779)	—	(216)
Distribution to owners of noncontrolling interests	(1,755)	—	—
Contribution from owners of noncontrolling interests	199	79	1,750
Net loss attributable to noncontrolling interests	(239)	(5,007)	(1,090)
Change in fair value of redeemable noncontrolling interests	4,273	(2,059)	1,033
Change in foreign currency translation adjustment	(2,968)	(267)	371
Other	(1,990)	(390)	—

Balance at December 31	$50,349	$59,869	$28,180

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Accumulated other comprehensive (loss) income

	December 31,
	2011	2010
	(In thousands)
Foreign currency translation adjustment, net of tax	$(25,174)	$16,027
Unrealized gains on available-for-sale securities, net of tax	12,731	1,519

Accumulated other comprehensive (loss) income	$(12,443)	$17,546

Revenue

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Service revenue	$1,932,289	$1,522,217	$1,240,787
Product revenue	127,155	114,598	105,908

Revenue	$2,059,444	$1,636,815	$1,346,695

Cost of revenue

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of service revenue	$666,424	$508,640	$352,824
Cost of product revenue	94,820	85,176	77,025

Cost of revenue	$761,244	$593,816	$429,849

Other income (expense), net

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Interest income	$5,205	$6,517	$10,218
Interest expense	(5,430)	(5,404)	(5,823)
Non-income tax refunds related to Match Europe	4,630	—	—
Foreign currency exchange gains, net	3,660	314	1,228
Gain on sales of investments	1,974	3,989	28,835
Impairment of long-term investments	—	(7,844)	(343)
Gain on sale of Match Europe	—	—	132,244
Impairment of shares of Arcandor AG ("ARO") stock	—	—	(4,593)
Net decrease in the fair value of the derivative asset related to ARO stock	—	—	(58,097)
Other	21	995	1,333

Other income (expense), net	$10,060	$(1,433)	$105,002

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES

        U.S. and foreign earnings (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
U.S.	$142,623	$20,603	$(1,046,009)
Foreign	28,899	2,083	99,010

Total	$171,522	$22,686	$(946,999)

        The components of the (benefit) provision for income taxes attributable to continuing operations are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current income tax provision (benefit):
Federal	$49,450	$27,271	$(23,186)
State	(26,510)	7,785	2,744
Foreign	8,496	3,097	2,209

Current income tax provision (benefit)	31,436	38,153	(18,233)

Deferred income tax (benefit) provision:
Federal	(23,293)	(7,031)	29,287
State	639	1,646	(769)
Foreign	(12,829)	(689)	(811)

Deferred income tax (benefit) provision	(35,483)	(6,074)	27,707

Income tax (benefit) provision	$(4,047)	$32,079	$9,474

        The current income tax payable was reduced by $18.0 million, $5.2 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, for excess tax deductions attributable to stock-based compensation. The related income tax benefits were recorded as amounts credited to additional paid-in capital or a reduction in goodwill. In addition, the current income tax payable was reduced by $4.1 million, $4.8 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, for excess tax deductions attributable to settlements of vested stock-based awards denominated in subsidiaries' equity. The related income tax benefits were recorded as amounts credited to additional paid-in-capital.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Accrued expenses	$25,130	$18,361
Net operating loss carryforwards	31,000	35,298
Tax credit carryforwards	10,518	12,765
Stock-based compensation	84,543	68,633
Income tax reserves, including related interest	57,016	64,191
Intangible and other assets	—	10,339
Equity method investments	12,850	—
Other	22,490	32,103

Total deferred tax assets	243,547	241,690
Less valuation allowance	(45,084)	(40,266)

Net deferred tax assets	198,463	201,424

Deferred tax liabilities:
Property and equipment	(16,264)	(16,648)
Investment in subsidiaries	(374,282)	(378,704)
Intangible and other assets	(56,597)	—
Equity method investments	—	(32,601)
Other	(11,437)	(8,124)

Total deferred tax liabilities	(458,580)	(436,077)

Net deferred tax liability	$(260,117)	$(234,653)

        Included in "Other current assets" in the accompanying consolidated balance sheet at December 31, 2011 and 2010 is a current deferred tax asset of $41.0 million and $34.9 million, respectively and included in "Other non-current assets" in the accompanying consolidated balance sheet at December 31, 2011 and 2010 is a non-current deferred tax asset of $1.4 million and $0.9 million, respectively. In addition, included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at December 31, 2011 is a current deferred tax liability of $0.4 million.

        At December 31, 2011, the Company had federal and state net operating losses ("NOLs") of $35.1 million and $115.6 million, respectively. If not utilized, the federal NOLs will expire at various times between 2023 and 2031, and the state NOLs will expire at various times between 2012 and 2031. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2011, the Company had foreign NOLs of $48.2 million available to offset future income. Of these foreign NOLs, $42.1 million can be carried forward indefinitely and $6.1 million will expire at various times

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

between 2012 and 2031. During 2011, the Company recognized tax benefits related to NOLs of $2.7 million. Included in this amount was $1.1 million of tax benefits of acquired attributes which was recorded as a reduction in goodwill. At December 31, 2011, the Company had $3.1 million of federal capital losses and $267.4 million of state capital losses. If not utilized, the federal capital losses will expire in 2015, and the state capital losses will expire between 2013 and 2015. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.

        At December 31, 2011, the Company had tax credit carryforwards of $12.1 million. Of this amount, $6.2 million related to federal credits for foreign taxes, $4.9 million related to state tax credits for research activities, and $1.0 million related to various state and local tax credits. Of these credit carryforwards, $5.9 million can be carried forward indefinitely and $6.2 million will expire within ten years.

        During 2011, the Company's valuation allowance increased by $4.8 million primarily due to losses from equity method investments. Of this amount, $1.8 million relates to a change in judgment about the realizability of beginning of the year deferred tax assets. At December 31, 2011, the Company had a valuation allowance of $45.1 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.

        A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings (loss) from continuing operations before income taxes is shown as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Income tax provision (benefit) at the federal statutory rate of 35%	$60,033	$7,940	$(331,450)
Release of deferred tax liability associated with investment in Meetic	(43,696)	—	—
Change in tax reserves, net	(15,493)	8,696	14,558
Foreign income taxed at a different statutory tax rate	(11,774)	(4,957)	(182)
Net adjustment related to the reconciliation of income tax provision (benefit) accruals to tax returns	(7,298)	(38)	(370)
Federal valuation allowance on equity method investments	4,595	2,420	1,947
State income taxes, net of effect of federal tax benefit	5,592	5,310	1,916
Foreign tax credits	(1,076)	(5,255)	(5,200)
Non-deductible impairments of goodwill and intangible assets	—	13,661	315,886
Non-deductible goodwill associated with the sale of Match Europe	—	—	9,175
Other, net	5,070	4,302	3,194

Income tax (benefit) provision	$(4,047)	$32,079	$9,474

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

        No U.S. federal or state income taxes have been provided on permanently reinvested earnings of certain foreign subsidiaries aggregating $353.2 million at December 31, 2011. The amount of the unrecognized deferred U.S. federal and state income tax liability with respect to such earnings is $92.7 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Balance at January 1	$389,909	$394,294	$372,633
Additions based on tax positions related to the current year	1,749	3,060	2,333
Additions for tax positions of prior years	9,560	9,897	35,432
Reductions for tax positions of prior years	(26,595)	(13,164)	(14,991)
Settlements	(16,810)	(1,025)	(1,113)
Expiration of applicable statute of limitations	(6,252)	(3,153)	—

Balance at December 31	$351,561	$389,909	$394,294

        At December 31, 2011 and 2010, unrecognized tax benefits, including interest, were $462.8 million and $487.6 million, respectively. The total unrecognized tax benefits as of December 31, 2011 include $12.3 million that have been netted against the related deferred tax assets. The remaining balance of $450.5 million is reflected in "non-current income taxes payable" in the accompanying consolidated balance sheet at December 31, 2011. Unrecognized tax benefits for the year ended December 31, 2011 decreased by $38.3 million due principally to the expiration of statutes of limitations, the effective settlement of audits and a net decrease in deductible temporary differences. Included in unrecognized tax benefits at December 31, 2011 is $88.5 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits as of December 31, 2011 are subsequently recognized, $89.5 million and $213.6 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. If unrecognized tax benefits as of December 31, 2010 are subsequently recognized, $103.1 million and $206.9 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. In addition, a continuing operations tax provision of $5.1 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations for the years ended December 31, 2011, 2010 and 2009 is a $1.4 million expense, $9.1 million expense and $8.3 million expense, respectively, net of related deferred taxes of $0.9 million, $5.8 million and $5.5 million, respectively, for interest on unrecognized tax benefits. Included in income tax provision for discontinued operations for the years ended December 31, 2011, 2010 and 2009 is a $6.7 million expense, $7.0 million expense and $3.7 million expense, respectively, net of related deferred taxes of $4.2 million, $4.4 million and $2.5 million, respectively, for interest on unrecognized tax benefits. At

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES (Continued)

December 31, 2011 and 2010, the Company has accrued $111.2 million and $97.7 million, respectively, for the payment of interest. Included in the income tax provision for continuing operations for the year ended December 31, 2011 is a $2.5 million benefit for a reduction in penalties on unrecognized tax benefits. Included in income tax expense from continuing operations and discontinued operations for the year ended December 31, 2009 is a $3.1 million expense and a $1.3 million expense, respectively, for penalties on unrecognized tax benefits. At December 31, 2011 and 2010, the Company has accrued $2.5 million and $5 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its review of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has currently been extended to December 31, 2012. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $60.3 million within twelve months of the current reporting date, of which approximately $13.1 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 5—BUSINESS COMBINATIONS

Meetic Acquisition

        In 2009, Match acquired a 27% ownership interest in Meetic. Match accounted for this interest under the equity method of accounting. During the third quarter of 2011, Match acquired an additional 12.5 million shares of Meetic for $272.0 million in cash pursuant to a tender offer. These additional shares increased Match's voting interest and ownership interest in Meetic to 79% and 81%, respectively, resulting in Match obtaining a controlling financial interest in Meetic. Accordingly, this purchase was accounted for under the acquisition method of accounting and the financial results of Meetic are included within IAC's consolidated financial statements and the Match operating segment beginning September 1, 2011. For the year ended December 31, 2011, the Company included $46.1 million of revenue, net of a $32.6 million write-off of deferred revenue, and a net loss of $8.6 million in its consolidated statement of operations related to Meetic.

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

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—BUSINESS COMBINATIONS (Continued)

Included in this loss is $3.2 million of foreign currency translation gains, which were reclassified out of accumulated other comprehensive income into earnings. Additionally, Match measured and recorded the acquisition-date fair value of the 19% noncontrolling interest in Meetic, which totaled $101.5 million. The fair values of the 27% equity method investment and the noncontrolling interests were based on the tender offer price of €15.00 per share.

        Meetic's fair value at the date of acquisition consists of the following components:

(In thousands)
Shares acquired pursuant to tender offer	$272,032
Equity method investment in Meetic	132,652
Noncontrolling interests, including the fair value of unvested stock awards attributable to pre-acquisition services	101,487

Total	$506,171

        The table below summarizes the allocation of Meetic's fair value at the date of acquisition to its assets and liabilities:

(In thousands)
Cash and cash equivalents	$74,562
Other current assets	22,356
Property and equipment	9,269
Goodwill	313,314
Intangible assets	162,493
Other assets	40,800

Total assets	622,794
Current liabilities	(49,382)
Current deferred tax liability	(12,289)
Other liabilities	(2,575)
Non-current deferred tax liabilities	(52,377)

Net assets	$506,171

        The purchase price the Company paid for the additional 54% interest in Meetic was based on the expected financial performance of Meetic, not on the value of the identifiable assets at the time of acquisition, which resulted in a significant portion of the purchase price being allocated to goodwill. The Company's expected financial performance of Meetic reflects anticipated synergies between Match and Meetic. Meetic's business model is similar to Match's businesses and we believe increasing our ownership stake allows us to leverage Match's skill in product development, marketing and technology innovation in the online dating space across Europe.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—BUSINESS COMBINATIONS (Continued)

        Intangible assets are as follows:

	(In thousands)	Weighted-Average Amortization Life (Years)
Indefinite-lived trade names	$129,438	Indefinite
Customer lists	18,138	1
Technology	14,917	2

Total	$162,493

        Meetic's other current assets, property and equipment, other assets, current liabilities and other liabilities were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair value of the trade names was determined using an avoided royalty discounted cash flow analysis. Customer lists includes both paid subscribers and registered users who are not paid subscribers. The fair value relating to the paid subscribers was determined using an excess earnings methodology and the fair value relating to the registered users who are not paid subscribers was determined using a cost methodology. The fair value of the developed technology was determined using replacement cost methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require estimates, including the amount and timing of future cash flows, royalty rates and discount rates. The current deferred tax liability primarily relates to the excess of tax basis over book basis on deferred revenue, which was recorded at fair value in conjunction with the acquisition. The non-current deferred tax liabilities primarily relate to the excess of book basis over tax basis on acquired intangible assets. None of the goodwill is tax deductible.

        The unaudited pro forma financial information in the table below summarizes the combined results of IAC and Meetic as if the acquisition of Meetic had occurred as of January 1, 2010. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition actually occurred on the aforementioned date. Pro forma adjustments reflected below include a $31.0 million reduction in revenue for the year ended December 31, 2010 relating to a write-off of Meetic's deferred revenue, and amortization of Meetic's intangible assets totaling $7.2 million and $23.4 million for the years ended December 31, 2011 and 2010, respectively.

	Years Ended December 31,
	2011	2010
	(In thousands, except per share data)
Revenue	$2,263,986	$1,853,199
Net earnings attributable to IAC shareholders	213,350	94,457
Basic earnings per share attributable to IAC shareholders	2.46	0.89
Diluted earnings per share attributable to IAC shareholders	2.26	0.89

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—BUSINESS COMBINATIONS (Continued)

OkCupid Acquisition

        On January 20, 2011, Match acquired OkCupid for $50.0 million in cash, plus potential additional consideration of up to $40.0 million that was contingent upon OkCupid's 2011 earnings performance. During the second quarter of 2011, the provisions of this contingent consideration arrangement were amended. Pursuant to the amendment, $30.0 million was paid to the former owners of OkCupid, and a potential additional payment of up to $10.0 million was contingent upon revised performance goals. In the fourth quarter of 2011 the revised performance goals were achieved and, accordingly, a liability of $10.0 million relating to the additional payment is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at December 31, 2011.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

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

        The Company determines the fair values of its reporting units using discounted cash flow ("DCF") analyses, and typically corroborates the concluded fair value using a market based valuation approach. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 20% in both 2011 and 2010.

        The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 13% to 20% in both 2011 and 2010, and the royalty rates used ranged from 1% to 9% in 2011 and 1% to 10% in 2010.

        In connection with its annual assessment in 2010, the Company identified and recorded impairment charges at the Media & Other segment related to the write-down of the goodwill and

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

indefinite-lived intangible assets of Shoebuy of $28.0 million and $4.5 million, respectively, and at the Search segment related to the write-down of an indefinite-lived intangible asset of IAC Search & Media of $11.0 million. The indefinite-lived intangible asset impairment charge at Shoebuy related to trade names and trademarks. The goodwill and indefinite-lived intangible asset impairment charges at Shoebuy reflected expectations of lower revenue and profit performance in future years due to Shoebuy's 2010 fourth quarter revenue and profit performance, which is its seasonally strongest quarter. The indefinite-lived intangible asset impairment charge at IAC Search & Media was primarily due to lower future revenue projections associated with a trade name and trademark based largely upon the impact of 2010's full year results.

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

        The balance of goodwill and intangible assets, net is as follows:

	December 31,
	2011	2010
	(In thousands)
Goodwill	$1,358,524	$989,493
Intangible assets with indefinite lives	351,488	237,021
Intangible assets with definite lives, net	26,619	8,023

Total goodwill and intangible assets, net	$1,736,631	$1,234,537

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2011:

	Balance as of December 31, 2010	Additions	(Deductions)	Foreign Exchange Translation	Balance as of December 31, 2011
	(In thousands)
IAC Search & Media	$534,004	$—	$(237)	$—	$533,767
CityGrid Media	17,450	301	—	—	17,751

Search	551,454	301	(237)	—	551,518
Match	297,974	397,115	—	(28,016)	667,073
ServiceMagic	109,917	—	(3)	33	109,947
Shoebuy	21,712	7	—	—	21,719
Connected Ventures	8,436	—	(169)	—	8,267

Media & Other	30,148	7	(169)	—	29,986

Total	$989,493	$397,423	$(409)	$(27,983)	$1,358,524

        Additions principally relate to the acquisitions of Meetic and OkCupid. Both the December 31, 2011 and 2010 goodwill balances include accumulated impairment losses of $916.9 million, $28.0 million and $11.6 million at IAC Search & Media, Shoebuy and Connected Ventures, respectively.

        The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2010:

	Balance as of December 31, 2009	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance as of December 31, 2010
	(In thousands)
IAC Search & Media	$527,604	$7,323	$(923)	$—	$—	$534,004
CityGrid Media	17,450	—	—	—	—	17,450

Search	545,054	7,323	(923)	—	—	551,454
Match	253,812	37,375	—	—	6,787	297,974
ServiceMagic	110,689	—	—	—	(772)	109,917
Shoebuy	49,744	—	—	(28,032)	—	21,712
Connected Ventures	8,436	—	—	—	—	8,436

Media & Other	58,180	—	—	(28,032)	—	30,148

Total	$967,735	$44,698	$(923)	$(28,032)	$6,015	$989,493

        Additions principally relate to the acquisitions of Meetic's Latin American operations ("Parperfeito"), Singlesnet and DailyBurn.com. The December 31, 2009 goodwill balance includes

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

accumulated impairment losses of $916.9 million and $11.6 million at IAC Search & Media and Connected Ventures, respectively.

        Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2011, intangible assets with definite lives are as follows:

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
	(In thousands)
Customer lists	$18,050	$(8,837)	$9,213	1.0
Technology	16,145	(3,858)	12,287	2.2
Supplier agreements	8,946	(5,298)	3,648	6.4
Other	6,063	(4,592)	1,471	3.4

Total	$49,204	$(22,585)	$26,619	2.6

        At December 31, 2010, intangible assets with definite lives are as follows:

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
	(In thousands)
Supplier agreements	$7,100	$(4,668)	$2,432	6.7
Customer lists	5,534	(5,298)	236	1.3
Technology	3,100	(1,817)	1,283	3.0
Other	8,871	(4,799)	4,072	4.2

Total	$24,605	$(16,582)	$8,023	4.1

        At December 31, 2011, amortization of intangible assets with definite lives for each of the next five years is estimated to be as follows:

Years Ending December 31,	(In thousands)
2012	$18,712
2013	6,176
2014	669
2015	607
2016	455

$26,619

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—MARKETABLE SECURITIES

        At December 31, 2011, available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$48,621	$99	$(15)	$48,705
States of the U.S. and state political subdivisions	111,758	587	(22)	112,323

Total debt securities	160,379	686	(37)	161,028
Equity security	4,656	11	—	4,667

Total marketable securities	$165,035	$697	$(37)	$165,695

        At December 31, 2010, available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$237,406	$773	$(16)	$238,163
States of the U.S. and state political subdivisions	110,478	373	(230)	110,621
U.S. Treasury securities	199,881	18	—	199,899

Total debt securities	547,765	1,164	(246)	548,683
Equity security	12,896	2,418	—	15,314

Total marketable securities	$560,661	$3,582	$(246)	$563,997

        The net unrealized gains in the tables above are included in "Accumulated other comprehensive (loss) income" in the accompanying consolidated balance sheet.

        The contractual maturities of debt securities classified as available-for-sale at December 31, 2011 are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$68,375	$68,545
Due after one year through five years	92,004	92,483

Total	$160,379	$161,028

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—MARKETABLE SECURITIES (Continued)

        The following table summarizes investments in marketable debt securities (twelve in total at December 31, 2011) that have been in a continuous unrealized loss position for less than twelve months:

	December 31,
	2011		2010
	(In thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$12,920	$(15)	$34,552	$(16)
States of the U.S. and state political subdivisions	11,711	(22)	39,171	(230)

Total	$24,631	$(37)	$73,723	$(246)

        At December 31, 2011 and 2010, there are no investments in marketable securities that have been in a continuous unrealized loss position for twelve months or longer.

        Substantially all of the Company's marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate to changes in interest rates. Because the Company does not intend to sell any marketable debt securities and it is not more likely than not that the Company will be required to sell any marketable debt securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at December 31, 2011.

        The following table presents the proceeds from maturities and sales of available-for-sale marketable securities and the related gross realized gains and losses:

	December 31,
	2011	2010	2009
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$600,149	$768,650	$293,629
Gross realized gains	2,482	4,802	42,372
Gross realized losses	(41)	(19)	(12,414)

        Gross realized gains and losses from the maturities and sales of available-for-sale marketable securities are included in "Other income (expense), net" in the accompanying consolidated statement of operations.

        Unrealized gains, net of tax, reclassified out of accumulated other comprehensive income into other income (expense), net related to the maturities and sales of available-for-sale securities for the years ended December 31, 2011, 2010 and 2009 were $2.8 million, $3.2 million and $0.7 million, respectively.

Investment in ARO

        As part of the consideration for the sale of HSE to ARO on June 19, 2007, IAC received approximately 5.5 million shares of ARO stock plus additional consideration in the form of a contingent value right ("CVR") (See Note 9 for additional information on the CVR). During 2009, the Company sold its 5.5 million shares of ARO stock, resulting in a pre-tax loss of $12.3 million, which is included in the gross realized losses for the year ended December 31, 2009 disclosed above. Prior to the sale of its last 1.1 million shares of ARO stock, the Company concluded that the decline in the stock price of these remaining shares was other-than-temporary, due in part, to ARO's insolvency filing on June 9, 2009, and recorded impairment charges totaling $4.6 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM INVESTMENTS

        The balance of long-term investments is comprised of:

	December 31,
	2011	2010
	(In thousands)
Equity method investments	$10,873	$148,607
Cost method investments	82,318	39,014
Auction rate securities	5,870	13,100
Long-term marketable equity securities	74,691	—

Total long-term investments	$173,752	$200,721

Equity method investments

        The carrying values of the Company's equity method investments, along with the principal market that the investee operates include:

	December 31,		Percent Ownership of Common Stock
	2011	2010
	(In thousands)
Meetic (Europe)	$—	$130,043	See Note 5
Other	10,873	18,564

Total equity method investments included in long-term investments	10,873	148,607
The Newsweek/Daily Beast Company (United States) included in accrued expenses and other current liabilities	(8,186)	—	50%

Total equity method investments	$2,687	$148,607

        The Company's equity method investment in The Newsweek/Daily Beast Company is a negative balance representing IAC's commitment to fund.

        Summarized aggregated financial information for the Company's equity method investments is as follows:

	December 31,
	2011	2010
	(In thousands)
Balance sheet data(a):
Current assets	$42,527	$83,948
Non-current assets	45,852	388,518
Current liabilities	(47,085)	(89,505)
Non-current liabilities	(11,044)	(18,900)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM INVESTMENTS (Continued)

	Twelve Months Ended December 31,
	2011	2010	2009
	(In thousands)
Operating data(a):
Net sales	$368,433	$275,584	$114,128
Gross profit	105,749	67,716	36,900
Net (loss) income	(17,636)	14,083	(4,966)

(a)
Summarized financial information for the Company's equity method investments is presented for the periods during which the Company holds or held an equity ownership interest. The summarized financial information for certain equity method investments is presented on a one quarter lag.

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

Cost method investments

        During the third quarter of 2011, the Company acquired a 20% interest in Zhenai Inc. ("Zhenai"), a leading provider of online matchmaking services in China. Our voting power is limited by a shareholders agreement. In light of this limitation and the significance of our interest relative to other shareholders, we do not have the ability to exercise significant influence over the operating and financial matters of Zhenai and this investment is accounted for as a cost method investment.

        In the fourth quarter of 2010, the Company recorded a $7.8 million impairment charge related to the write-down of an investment accounted for using the cost method to fair value. The impairment charge was determined to be other-than-temporary due to the investee's inability to achieve its 2010 cash flow forecast during its seasonally strongest fourth quarter and the Company's assessment that the investee would be unable to continue to operate without new outside financing. The impairment charge is included in "Other income (expense), net" in the accompanying consolidated statement of operations.

Auction rate securities

        See Note 9 for information regarding auction rate securities.

Long-term marketable equity securities

        The cost basis of the Company's long-term marketable equity securities at December 31, 2011 was $53.1 million, with gross unrealized gains of $29.8 million and a gross unrealized loss of $8.2 million, included in "Accumulated other comprehensive (loss) income" in the accompanying consolidated balance sheet. The Company evaluated the near-term prospects of the issuer in relation to the severity and short duration of the unrealized loss and based on that evaluation and the Company's ability and

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM INVESTMENTS (Continued)

intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011. There were no long-term marketable equity securities at December 31, 2010.

NOTE 9—FAIR VALUE MEASUREMENTS

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2011
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Treasury and government agency money market funds	$321,314	$—	$—	$321,314
Commercial paper	—	237,942	—	237,942
Time deposits	—	4,750	—	4,750
Marketable securities:
Corporate debt securities	—	48,705	—	48,705
States of the U.S. and state political subdivisions	—	112,323	—	112,323
Equity security	4,667	—	—	4,667
Long-term investments:
Auction rate security	—	—	5,870	5,870
Marketable equity securities	74,691	—	—	74,691

Total	$400,672	$403,720	$5,870	$810,262

Liabilities:
Contingent consideration arrangement	$—	$—	$(10,000)	$(10,000)

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

        The following table presents the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Year Ended
	December 31, 2011		December 31, 2010
	Auction Rate Securities	Contingent Consideration Arrangement	Auction Rate Securities
	(In thousands)
Balance at January 1	$13,100	$—	$12,635
Total net (losses) gains (realized and unrealized):
Included in other comprehensive income	(2,230)	—	465
Fair value at date of acquisition	—	(40,000)	—
Settlements	(5,000)	30,000	—

Balance at December 31	$5,870	$(10,000)	$13,100

        There are no gains or losses included in earnings for the years ended December 31, 2011 and 2010, relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs. For the year ended December 31, 2009, a loss of $57.2 million was included in earnings related to the CVR, which was accounted for as a derivative asset and maintained at fair value relying on significant unobservable inputs. This loss is unrealized and included in "Other income (expense), net" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

Auction rate securities

        The Company's auction rate securities are valued by discounting the estimated future cash flow streams of the securities over the lives of the securities. Credit spreads and other risk factors are also considered in establishing fair value. During the first quarter of 2011, one of the auction rate securities was redeemed at its par value of $5.0 million. The cost basis of the auction rate securities is $10.0 million and $15.0 million at December 31, 2011 and December 31, 2010, respectively, with gross unrealized losses of $4.1 million and $1.9 million at December 31, 2011 and December 31, 2010, respectively. The unrealized losses are included in "Accumulated other comprehensive (loss) income" in the accompanying consolidated balance sheet. At December 31, 2011, the remaining auction rate security is rated A/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at December 31, 2011, due to its high credit rating and because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be maturity.

Contingent consideration arrangement

        See Note 5 for information regarding the contingent consideration arrangement related to the OkCupid acquisition.

NOTE 10—FINANCIAL INSTRUMENTS

        The fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies.

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$704,153	$704,153	$742,099	$742,099
Marketable securities	165,695	165,695	563,997	563,997
Auction rate securities	5,870	5,870	13,100	13,100
Long-term marketable equity securities	74,691	74,691	—	—
Notes receivable	3,424	3,058	3,316	2,818
Liabilities:
Contingent consideration arrangement	(10,000)	(10,000)	—	—
Long-term debt	(95,844)	(93,339)	(95,844)	(83,363)
Guarantee of an equity method investee's debt	(5,000)	(5,000)	—	—
Letters of credit and surety bond	N/A	(312)	N/A	(362)

        The carrying value of cash equivalents approximates fair value due to their short-term maturity. The fair value of notes receivable is based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. The carrying value and fair value of the guarantee of the equity method investee's debt

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FINANCIAL INSTRUMENTS (Continued)

represents the amount the Company expects to pay to settle this obligation. The fair value of the letters of credit and surety bond are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 2 for discussion of the fair value of marketable securities and long-term marketable equity securities, Note 9 for discussion of the fair value of the auction rate securities and Note 5 for discussion of the fair value of the contingent consideration arrangement related to the OkCupid acquisition.

NOTE 11—LONG-TERM DEBT

        The balance of long-term debt is comprised of:

	December 31,
	2011	2010
	(In thousands)
7.00% Senior Notes due January 15, 2013; interest payable each January 15 and July 15 which commenced July 15, 2003	$15,844	$15,844
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000

Long-term debt	$95,844	$95,844

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

        Aggregate contractual maturities of long-term debt are as follows:

Years Ending December 31,	(In thousands)
2013	$15,844
2035	80,000

$95,844

NOTE 12—SHAREHOLDERS' EQUITY

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

        On December 1, 2010, Mr. Diller, Chairman of the Board and Senior Executive of the Company, entered into an agreement with Liberty, pursuant to which Liberty exchanged with Mr. Diller an aggregate of 4.3 million shares of Class B common stock for the same number of shares of common stock held by Mr. Diller. In consideration of Mr. Diller waiving certain pre-existing rights under the Stockholders Agreement with respect to Liberty's transfer to IAC of shares of common stock and Class B common stock, the Company agreed to permit Mr. Diller to exchange with IAC, on a one-for-one basis, from time to time until September 1, 2011 up to 1.5 million shares of common stock for shares of Class B common stock. During 2011, Mr. Diller exchanged 1.5 million shares of common stock for 1.5 million shares of Class B common stock.

        Further, on December 1, 2010, the Company entered into a stock exchange agreement with Liberty. Under the agreement, Liberty agreed to exchange with IAC an aggregate of 4.3 million shares of common stock described above and an aggregate of 8.5 million shares of Class B common stock for the outstanding shares of Celebrate Interactive, Inc., a wholly owned subsidiary of IAC, which owned all of the equity interests of Evite, Inc., Giftco, Inc. and IAC Advertising, LLC and $217.9 million in cash.

        The shares of common stock and Class B common stock exchanged by Liberty represented substantially all of the shares of common stock and all of the shares of Class B common stock owned beneficially and/or of record by Liberty.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

        Following consummation of the above transactions, Mr. Diller, through his own holdings, has 5.8 million shares of IAC's outstanding Class B common stock representing 42.9% of the outstanding total voting power of the Company.

Description of Preferred Stock

        IAC's Board of Directors has the authority to designate, by resolution, the powers, preferences, rights and qualifications, limitations and restrictions of preferred stock issued by IAC without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over shares of IAC common stock and shares of IAC Class B common stock with respect to dividend or liquidation rights or both. At December 31, 2011 and 2010 there was no preferred stock issued and outstanding.

Dividend

        On November 2, 2011, IAC's Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock and Class B common stock outstanding, which was paid on December 1, 2011 to stockholders of record as of the close of business on November 15, 2011.

Reserved Common Shares

        In connection with equity compensation plans, warrants, and other matters, 42.0 million shares of IAC common stock were reserved as of December 31, 2011.

Warrants

        A summary of changes in outstanding warrants is as follows:

	December 31, 2011
	Number of IAC Common Shares Underlying Warrants	Weighted Average Strike Price
	(Shares in thousands)
Outstanding at January 1, 2011	18,297	$28.07
Exercised	(3,949)	26.90

Outstanding at December 31, 2011	14,348	$28.40

        During the years ended December 31, 2010 and 2009 there were zero and approximately 11.6 million warrants exercised, respectively. No warrants were granted during the years ended December 31, 2011, 2010 and 2009.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SHAREHOLDERS' EQUITY (Continued)

        At December 31, 2011, warrants to acquire shares of IAC common stock were outstanding as follows:

	Expiration Date	Number of IAC Common Shares Underlying Warrants Outstanding At December 31, 2011	Average Strike per IAC Share
		(In thousands)
Issued in Vivendi deal:
Tranche 1	5/7/12	9,836	$26.86
Tranche 2	5/7/12	4,512	$31.75

		14,348	$28.40

Common Stock Repurchases

        During 2011 and 2010, the Company purchased 13.6 million and 23.1 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $518.6 million and $530.9 million, respectively. In addition, on December 1, 2010, the Company completed the tax-free exchange of Evite, Gifts.com, IAC Advertising Solutions and $217.9 million in cash for substantially all of Liberty's equity stake in IAC, representing 8.5 million shares of Class B common stock and 4.3 million shares of common stock; in the first quarter of 2011, the Company received from Liberty 0.1 million shares of IAC common stock in fulfillment of post-closing working capital adjustments.

        On July 26, 2011, IAC's Board of Directors authorized the repurchase of up to an additional 15 million shares of IAC common stock. At December 31, 2011, the Company had approximately 8.6 million shares remaining in its share repurchase authorization.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

	Years Ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings (loss) from continuing operations	$175,569	$175,569	$(9,393)	$(9,393)	$(956,473)	$(956,473)
Net loss attributable to noncontrolling interests	2,656	2,656	5,007	5,007	1,090	1,090

Earnings (loss) from continuing operations attributable to IAC shareholders	178,225	178,225	(4,386)	(4,386)	(955,383)	(955,383)
(Loss) earnings from discontinued operations, net of tax attributable to IAC shareholders(a)	(3,992)	(3,992)	103,745	103,745	(23,439)	(23,439)

Net earnings (loss) attributable to IAC shareholders	$174,233	$174,233	$99,359	$99,359	$(978,822)	$(978,822)

Denominator:
Weighted average basic shares outstanding	86,755	86,755	106,274	106,274	138,599	138,599
Dilutive securities including stock options, warrants and RSUs(b)(c)(d)	—	7,566	—	—	—	—

Denominator for earnings per share—weighted average shares(b)(c)(d)	86,775	94,321	106,274	106,274	138,599	138,599

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share from continuing operations	$2.05	$1.89	$(0.04)	$(0.04)	$(6.89)	$(6.89)
Discontinued operations, net of tax	(0.04)	(0.04)	0.97	0.97	(0.17)	(0.17)

Earnings (loss) per share	$2.01	$1.85	$0.93	$0.93	$(7.06)	$(7.06)

(a)
Amounts in 2010 include the gain on the Liberty Exchange.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs"). For the year ended December 31, 2011, approximately 1.0 million shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
For the years ended December 31, 2010 and 2009, the Company had losses from continuing operations and as a result, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts. For the years ended December 31, 2010 and 2009, approximately 36.3 million and

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EARNINGS PER SHARE (Continued)

  36.2 million shares, respectively, related to potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(d)
There are no performance-based units ("PSUs") included in the denominator for earnings per share as the performance conditions have not been met for the respective reporting periods. For the years ended December 31, 2011, 2010 and 2009 approximately 3.1 million, 2.9 million and 1.8 million PSUs are excluded from the calculation of diluted earnings per share.

NOTE 14—STOCK-BASED COMPENSATION

        IAC currently has two active plans under which awards have been granted, which cover stock options to acquire shares of IAC common stock, RSUs, PSUs and restricted stock, as well as provide for the future grant of these and other equity awards. These plans are: the IAC 2008 Stock and Annual Incentive Plan (the "2008 Plan") and the IAC 2005 Stock and Annual Incentive Plan (the "2005 Plan"). Under the 2008 Plan, the Company was originally authorized to grant stock options, RSUs, PSUs, restricted stock and other equity based awards for up to 20.0 million shares of IAC common stock. Under the 2005 Plan, the Company was originally authorized to grant stock options, RSUs, PSUs, restricted stock and other equity based awards for up to 20.0 million shares of IAC common stock, adjusted to reflect IAC's one-for-two reverse stock split in August 2008. The active plans described above authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2011, there were 9.2 million shares available for grant under the Company's stock-based compensation plans.

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

        The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 related to stock-based compensation was $32.7 million, $32.2 million and $26.8 million, respectively.

        At December 31, 2011, there was $107.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK-BASED COMPENSATION (Continued)

Stock Options

        A summary of changes in outstanding stock options is as follows:

	December 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2011	13,418	$22.06
Granted	2,563	32.37
Exercised	(4,733)	22.03
Forfeited	(683)	17.66
Expired	(40)	19.79

Outstanding at December 31, 2011	10,525	$24.88	7.1	$186,474

Options exercisable	3,871	$23.30	5.2	$74,704

        The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2011	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(Shares in thousands)
$0.01 to $10.00	28	1.4	$4.46	28	1.4	$4.46
$10.01 to $20.00	3,080	6.3	16.54	1,650	5.7	16.31
$20.01 to $30.00	3,483	6.6	22.02	1,473	5.6	22.56
$30.01 to $40.00	3,156	9.2	32.20	19	2.1	33.79
$40.01 to $50.00	778	4.1	41.76	701	3.4	41.80

	10,525	7.1	$24.88	3,871	5.2	$23.30

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $70.6 million, $16.4 million and $2.8 million, respectively.

        The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. Approximately 2.6 million, 2.4 million and 0.9 million stock options were granted by the Company during the years ended December 31, 2011, 2010 and 2009, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK-BASED COMPENSATION (Continued)

        The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. During 2011 and 2010, expected stock price volatilities were estimated based on the Company's historical volatility. Prior to 2010, due to the lack of sufficient historical IAC stock price volatilities subsequent to the 2008 spin-off, expected stock price volatilities were estimated based on historical stock price volatilities of peer companies operating in the same industry sector as IAC. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	30%	30%	59%
Risk-free interest rate	2.3%	2.4%	2.1%
Expected term	6.1 years	5.6 years	4.9 years
Dividend yield	0	0	0

        The weighted average fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 with exercise prices equal to the market prices of IAC's common stock on the date of grant was $11.08, $6.38 and $8.95, respectively. There were no stock options issued during the years ended December 31, 2011 and 2009 with exercise prices greater than the market value of IAC's common stock on the date of grant. The weighted average exercise price and weighted average fair value of stock options granted during the year ended December 31, 2010 with exercise prices greater than the market value of IAC's common stock on the date of grant were $32.00 and $11.05, respectively.

        Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2011, 2010 and 2009 were: $89.8 million and $25.5 million; $39.1 million and $8.6 million; and $3.8 million and $0.8 million, respectively.

Restricted Stock Units and Performance-based Stock Units

        RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU equal to the fair value of IAC common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. Each RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all RSUs and PSUs for which vesting is considered probable. For RSU grants the expense is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term. For PSU grants the expense is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term if the performance targets are considered probable of being achieved.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK-BASED COMPENSATION (Continued)

        Nonvested RSUs and PSUs outstanding as of December 31, 2011 and changes during the year ended December 31, 2011 were as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2011	1,568	$24.78	3,898	$21.52
Granted	126	35.27	1,332	32.14
Vested	(1,060)	22.79	—	—
Forfeited	(74)	23.91	(689)	22.95

Nonvested at December 31, 2011	560	$31.06	4,541	$24.41

(a)
Included in the table are PSUs which cliff vest at the end of two or three years in varying amounts depending upon certain performance conditions. The PSU table above includes these awards at their maximum.

        The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2011, 2010 and 2009 based on market prices of IAC's common stock on the grant date was $32.41, $23.05 and $19.95, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2011, 2010 and 2009 was $33.2 million, $23.6 million and $5.3 million, respectively.

Equity Instruments Denominated in the Shares of Certain Subsidiaries

        IAC has granted phantom equity units and stock options in various operating subsidiaries to certain members of the subsidiaries' management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. In some cases, IAC has taken a preferred interest in the subsidiary with a face value equal to the subsidiary's acquisition price or, when funding a start-up business, its investment cost, or a certain other fixed amount. In some cases, these preferred interests accrete with paid-in-kind dividends at a prescribed rate of return. The value of the phantom equity units and stock options is tied to the value of the common stock of the entity, with the equity awards management receives as a whole generally representing a small minority of the total common stock outstanding. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the preferred interest (including the accretion of dividends), our investment cost or other fixed amount or, in the case of stock options, the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock or cash at the option of IAC, with fair market value generally determined by negotiation or arbitration, at various dates through 2016. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as non-cash compensation over the vesting term. The aggregate number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, as of December 31, 2011 is 2.2 million shares, which is included in the calculation of diluted earnings per share if the effect is dilutive. The comparable amount as of December 31, 2010 was 3.0 million shares.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION

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

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue:
Search	$1,093,863	$837,134	$681,781
Match	518,027	400,723	342,598
ServiceMagic	205,079	181,423	155,813
Media & Other	243,814	219,896	168,787
Inter-segment elimination	(1,339)	(2,361)	(2,284)

Total	$2,059,444	$1,636,815	$1,346,695

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Income (Loss):
Search	$201,695	$112,867	$(980,231)
Match	137,555	115,367	84,655
ServiceMagic	21,380	16,448	13,383
Media & Other	(13,707)	(47,539)	(22,061)
Corporate	(149,161)	(147,348)	(133,733)

Total	$197,762	$49,795	$(1,037,987)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Income Before Amortization(a):
Search	$203,136	$125,549	$91,615
Match	156,274	122,057	94,124
ServiceMagic	23,857	18,165	21,286
Media & Other	(12,073)	(12,009)	(19,699)
Corporate	(62,787)	(64,183)	(65,465)

Total	$308,407	$189,579	$121,861

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

	December 31,
	2011	2010
	(In thousands)
Segment Assets(b):
Search	$271,298	$280,773
Match	190,338	196,177
ServiceMagic	13,862	13,834
Media & Other	49,219	43,674
Corporate	1,148,517	1,560,084

Total	$1,673,234	$2,094,542

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Depreciation:
Search	$29,885	$38,341	$33,118
Match	10,780	11,042	9,821
ServiceMagic	4,769	3,986	3,344
Media & Other	2,772	2,285	3,936
Corporate	8,513	8,243	11,172

Total	$56,719	$63,897	$61,391

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Capital expenditures:
Search	$13,022	$21,934	$19,590
Match	17,447	10,087	7,814
ServiceMagic	3,966	4,884	3,565
Media & Other	2,884	2,289	2,734
Corporate	2,635	635	235

Total	$39,954	$39,829	$33,938

(a)
The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization of non-cash marketing, (3) amortization and impairment of intangibles, (4) goodwill impairment and (5) one-time items. The Company believes this measure is useful to investors because it represents the operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation, non-cash marketing, and acquisition related accounting. IAC endeavors to compensate for

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

  the limitations of the non-U.S. GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-U.S. GAAP measure.

(b)
Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, goodwill and intangible assets from the measure of segment assets presented above.

        Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue
United States	$1,583,322	$1,359,655	$1,138,820
All other countries	476,122	277,160	207,875

Total	$2,059,444	$1,636,815	$1,346,695

	December 31,
	2011	2010
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$246,550	$267,060
All other countries	13,038	868

Total	$259,588	$267,928

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments:

	Year Ended December 31, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search	$203,136	$—	$(1,441)	$201,695
Match	156,274	(1,642)	(17,077)	137,555
ServiceMagic	23,857	—	(2,477)	21,380
Media & Other	(12,073)	(572)	(1,062)	(13,707)
Corporate	(62,787)	(86,374)	—	(149,161)

Total	$308,407	$(88,588)	$(22,057)	$197,762

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Goodwill Impairment	Operating Income (Loss)
	(In thousands)
Search	$125,549	$(334)	$(12,348)	$—	$112,867
Match	122,057	153	(6,843)	—	115,367
ServiceMagic	18,165	—	(1,717)	—	16,448
Media & Other	(12,009)	(934)	(6,564)	(28,032)	(47,539)
Corporate	(64,183)	(83,165)	—	—	(147,348)

Total	$189,579	$(84,280)	$(27,472)	$(28,032)	$49,795

	Year Ended December 31, 2009
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Amortization of Non-Cash Marketing	Goodwill Impairment	Operating (Loss) Income
	(In thousands)
Search	$91,615	$(588)	$(147,896)	$(6,494)	$(916,868)	$(980,231)
Match	94,124	(154)	(4,940)	(4,375)	—	84,655
ServiceMagic	21,286	(150)	(2,754)	(4,999)	—	13,383
Media & Other	(19,699)	(921)	(1,441)	—	—	(22,061)
Corporate	(65,465)	(68,268)	—	—	—	(133,733)

Total	$121,861	$(70,081)	$(157,031)	$(15,868)	$(916,868)	$(1,037,987)

        The following tables reconcile segment assets to total assets:

	December 31, 2011
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Search	$271,298	$551,518	$168,986	$500	$992,302
Match	190,338	667,073	156,699	21,501	1,035,611
ServiceMagic	13,862	109,947	12,823	793	137,425
Media & Other	49,219	29,986	12,980	3,825	96,010
Corporate(c)	1,148,517	—	—	—	1,148,517

Total	$1,673,234	$1,358,524	$351,488	$26,619	$3,409,865

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

	December 31, 2010
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Search	$280,773	$551,454	$168,500	$1,941	$1,002,668
Match(d)	196,177	297,974	42,118	979	537,248
ServiceMagic	13,834	109,917	12,823	3,231	139,805
Media & Other	43,674	30,148	13,580	1,872	89,274
Corporate(c)	1,560,084	—	—	—	1,560,084

Total	$2,094,542	$989,493	$237,021	$8,023	$3,329,079

(c)
Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.

(d)
Included in the segment assets of Match at December 31, 2010 is its investment in Meetic, which was accounted for as an equity method investment. During the third quarter of 2011, Match obtained a controlling financial interest in Meetic. Accordingly, this purchase was accounted for under the acquisition method of accounting.

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

        Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(In thousands)
2012	$22,209
2013	19,515
2014	15,494
2015	13,685
2016	13,287
Thereafter	196,098

Total	$280,288

        Expenses charged to operations under these agreements were $31.3 million, $31.1 million and $26.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Company's most significant operating lease is a 77 year ground lease for IAC's headquarters building in New York City and approximates 66% of the future minimum payments due under all operating lease agreements in the table above.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS (Continued)

        The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, such as under letters of credit extended as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Guarantee and letters of credit	$8,676	$8,676	$—	$—	$—
Purchase obligations	55,757	19,394	31,697	4,666	—

Total commercial commitments	$64,433	$28,070	$31,697	$4,666	$—

        The guarantee relates to the Company's guarantee of an equity method investee's debt. The letters of credit support the Company's casualty insurance program. The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. Purchase obligations also include minimum payments due under telecommunication contracts related to data transmission lines.

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

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2011

        On February 8, 2011, in connection with the Liberty Exchange, the Company received 0.1 million shares of IAC common stock, valued at $2.9 million, in fulfillment of post-closing working capital adjustments.

        On January 31, 2011, IAC contributed The Daily Beast, previously reported in IAC's Media & Other segment, to a newly formed venture with Harman Newsweek called The Newsweek/Daily Beast Company. IAC and Harman Newsweek operate The Newsweek/Daily Beast Company jointly.

        The consideration for the acquisition of OkCupid on January 20, 2011 includes a contingent consideration arrangement which is described in Note 5.

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

Supplemental Disclosure of Non-Cash Transactions for 2009

        The Company recorded a $4.1 million reduction to the 2008 spin-off distribution. This reflects a reduction in the Company's income tax liability and a corresponding increase in the income tax liability of the spun-off businesses as of the date of the spin-off. This reduced tax liability is primarily due to elections made by the Company pursuant to the tax sharing agreement executed in connection with the spin-off. The amount is included in the consolidated statement of shareholders' equity as an increase to additional paid-in-capital.

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

Supplemental Disclosure of Cash Flow Information:

        During 2010, IAC received a dividend of $11.4 million from Meetic, which the Company deemed to be a partial return of its investment. Accordingly, the dividend is reflected as a cash flow from an investing activity in the accompanying consolidated statement of cash flows.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash paid (received) during the period for:
Interest	$5,128	$5,113	$5,682
Income tax payments	42,094	19,311	8,397
Income tax refunds	(3,609)	(72,198)	(136,435)

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—RELATED PARTY TRANSACTIONS

        On December 1, 2010, the Company completed a tax-free exchange with Liberty. See Note 12 for additional information regarding this exchange.

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

        In addition, each of the Company and Expedia has a 50% ownership interest in an aircraft that may be used by both companies. Members of this aircraft's flight crew are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. From 2009 through 2011, total payments made to this entity by the Company were immaterial.

NOTE 20—BENEFIT PLANS

        IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the plan for the years ended December 31, 2011, 2010 and 2009 were $5.0 million, $4.9 million and $4.5 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.

        IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2011, 2010 and 2009 were $1.4 million, $0.4 million and $0.5 million, respectively. The increase in contributions for 2011 relates primarily to the acquisition of Meetic.

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30(a)	Quarter Ended December 31
	(In thousands, except per share data)
Year Ended December 31, 2011
Revenue	$460,213	$485,404	$516,884	$596,943
Cost of revenue	172,718	181,472	188,642	218,412
Operating income	37,336	58,231	46,740	55,455
Earnings from continuing operations	20,168	45,630	67,973	41,798
(Loss) earnings from discontinued operations, net of tax	(1,948)	(2,488)	(3,922)	4,366
Net earnings	18,220	43,142	64,051	46,164
Net earnings attributable to IAC shareholders	18,070	42,424	64,973	48,766
Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations(d)	$0.22	$0.50	$0.81	$0.53
Diluted earnings per share from continuing operations(d)	$0.21	$0.46	$0.73	$0.48
Basic earnings per share(d)	$0.20	$0.47	$0.77	$0.58
Diluted earnings per share(d)	$0.19	$0.44	$0.69	$0.53

	Quarter Ended March 31(b)	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31(c)(e)
	(In thousands, except per share data)
Year Ended December 31, 2010
Revenue	$378,178	$394,244	$412,966	$451,427
Cost of revenue	131,149	140,638	147,933	174,096
Operating income (loss)	8,925	24,633	37,684	(21,447)
(Loss) earnings from continuing operations	(14,597)	15,421	22,440	(32,657)
(Loss) earnings from discontinued operations, net of tax	(4,727)	(2,586)	(4,795)	115,853
Net (loss) earnings	(19,324)	12,835	17,645	83,196
Net (loss) earnings attributable to IAC shareholders	(18,705)	13,591	17,509	86,964
Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations(d)	$(0.12)	$0.15	$0.22	$(0.30)
Diluted (loss) earnings per share from continuing operations(d)	$(0.12)	$0.14	$0.21	$(0.30)
Basic (loss) earnings per share(d)	$(0.16)	$0.12	$0.17	$(0.90)
Diluted (loss) earnings per share(d)	$(0.16)	$0.12	$0.16	$(0.90)

(a)
The third quarter of 2011 includes an after-tax loss of $11.7 million related to marking down the carrying value of Match's 27% equity method investment in Meetic to fair value (i.e., the tender offer price of €15.00 per share) upon achieving control. The third quarter of 2011 also includes the

IAC/INTERACTIVECORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED) (Continued)

  release of a previously established deferred tax liability of $43.6 million in connection with the acquisition of Meetic.

(b)
The first quarter of 2010 includes an after-tax impairment charge of $18.3 million related to the write-down of one of the Company's equity method investments to fair value.

(c)
The fourth quarter of 2010 includes after-tax impairment charges of $30.8 million related to the write-down of the goodwill and intangible assets of Shoebuy and $11.0 million related to the write-down of an indefinite-lived intangible asset of IAC Search & Media and an after-tax impairment charge of $4.6 million related to the write-down of one of the Company's cost method investments to fair value.

(d)
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

NOTE 22—SUBSEQUENT EVENTS

        On February 1, 2012, IAC's Board of Directors declared a quarterly cash dividend of $0.12 per share of common and Class B common stock outstanding to be paid to stockholders of record as of the close of business on February 15, 2012, with a payment date of March 1, 2012. Based on the Company's current shares outstanding, the total amount of this dividend will be approximately $10.4 million.

        Between January 1, 2012 and January 27, 2012, IAC repurchased 1.8 million shares of common stock for aggregate consideration of $74.1 million.

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

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2011, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.

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

Changes in Internal Control Over Financial Reporting

        The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company implemented a material change in internal control over financial reporting during the quarter ended December 31, 2011. The change related to the remediation of a material weakness in internal controls related to the accounting for deferred income taxes that led to the restatement of its consolidated financial statements included in the Company's

Form 10-K for the year ended December 31, 2010 and in the Forms 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011. Specifically, the Company increased the level of review of work performed by Company personnel and third-party tax professionals in the identification and calculation of deferred income tax liabilities. The Company has completed its testing of the additional control processes outlined above and concludes that the material weakness has been satisfactorily remediated as of December 31, 2011.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
IAC/InterActiveCorp

        We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

New York, New York
February 29, 2012

Item 9B.    Other Information

        Not applicable.

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Stockholders, or the 2012 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2012 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2012 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2012 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2012 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding ownership of IAC common stock and Class B common stock and securities authorized for issuance under IAC's various equity compensation plans is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions involving IAC and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2012 Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC

  Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

  Consolidated Balance Sheet as of December 31, 2011 and 2010.

  Consolidated Statement of Operations for the Years Ended December 31, 2011, 2010 and 2009.

  Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2011, 2010 and 2009.

  Consolidated Statement of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

  Notes to Consolidated Financial Statements.

(2)   Consolidated Financial Statement Schedule of IAC

Schedule Number
II	Valuation and Qualifying Accounts.

        All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3)   Exhibits

        The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated herein by reference to the location indicated or furnished herewith.

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among the Registrant, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.

Exhibit No.	Description	Location
4.1	Equity Warrant Agreement, dated as of May 7, 2002, between the Registrant and Computershare Inc. (successor to BNY Mellon Shareowner Services and The Bank of New York), as equity warrant agent.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 17, 2002.
4.2
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, by and between the Registrant and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	Tax Sharing Agreement, dated as of August 20, 2008, by and among the Registrant, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.6	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.7	Amended and Restated IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.8	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.9	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.10	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.
10.11	IAC/InterActiveCorp Executive Deferred Compensation Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No.	Description	Location
10.12	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.13	Match.com, Inc. Equity Program(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.
10.14	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of December 22, 2010.(1)	Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
10.15	Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.16	Amended and Restated Employment Agreement between Thomas J. McInerney and the Registrant, dated as of December 1, 2010.(1)	Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
10.17	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.18	Google Services Agreement, dated as of January 1, 2008, between the Registrant and Google.	Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.19	Amendment No. 4 to Google Services Agreement, dated as of April 1, 2011, between the Registrant and Google.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
21.1	Subsidiaries of the Registrant as of December 31, 2011.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
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

(2)
Filed herewith.

(3)
Furnished herewith.

(4)
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud or other liability provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2012	IAC/INTERACTIVECORP
	By:	/s/ GREGORY R. BLATT Gregory R. Blatt Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2012:

Signature	Title

/s/ BARRY DILLER Barry Diller	Chairman of the Board, Senior Executive and Director
/s/ GREGORY R. BLATT Gregory R. Blatt	Chief Executive Officer and Director
/s/ VICTOR A. KAUFMAN Victor A. Kaufman	Vice Chairman and Director
/s/ THOMAS J. MCINERNEY Thomas J. McInerney	Executive Vice President and Chief Financial Officer
/s/ MICHAEL H. SCHWERDTMAN Michael H. Schwerdtman	Senior Vice President and Controller (Chief Accounting Officer)
/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director
/s/ CHELSEA CLINTON Chelsea Clinton	Director
/s/ SONALI DE RYCKER Sonali De Rycker	Director

Signature	Title

/s/ MICHAEL D. EISNER Michael D. Eisner	Director
/s/ DONALD R. KEOUGH Donald R. Keough	Director
/s/ BRYAN LOURD Bryan Lourd	Director
/s/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director
/s/ DAVID S. ROSENBLATT David S. Rosenblatt	Director
/s/ ALAN G. SPOON Alan G. Spoon	Director
/s/ ALEXANDER VON FURSTENBERG Alexander von Furstenberg	Director
/s/ RICHARD F. ZANNINO Richard F. Zannino	Director

 Schedule II

IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2011
Allowance for doubtful accounts and revenue reserves	$8,848	$8,898	(1)	$(329)		$(10,108	)(4)	$7,309
Sales returns accrual	913	107		—		—		1,020
Deferred tax valuation allowance	40,266	5,732	(2)	(914	)(3)	—		45,084
Other reserves	1,555							2,119
2010
Allowance for doubtful accounts and revenue reserves	$10,515	$9,013	(1)	$81		$(10,761	)(4)	$8,848
Sales returns accrual	873	40		—		—		913
Deferred tax valuation allowance	35,331	4,511	(5)	424	(6)	—		40,266
Other reserves	2,666							1,555
2009
Allowance for doubtful accounts and revenue reserves	$10,293	$10,361	(1)	$(520)		$(9,619	)(4)	$10,515
Sales returns accrual	794	79		—		—		873
Deferred tax valuation allowance	39,515	(1,728	)(7)	(2,456	)(8)	—		35,331
Other reserves	3,079							2,666

(1)
Additions to the allowance for doubtful accounts is charged to expense. Additions to the revenue reserve is charged against revenue.

(2)
Amount is primarily related to losses from equity method investments.

(3)
Amount is primary related to the net release of the valuation allowance on net benefited losses for 2011 unrealized gains on available-for-sale securities included in accumulated other comprehensive income.

(4)
Write-off of fully reserved accounts receivable.

(5)
Amount is primarily related to net unbenefited unrealized losses including an impairment charge from equity method investments and an increase in foreign net operating losses partially offset by a write-off of previously unbenefited deferred tax assets for state capital loss carryforwards.

(6)
Amount is primary related to unbenefited unrealized losses on available-for-sale securities included in accumulated other comprehensive income.

(7)
Amount is primarily related to a decrease in state net operating losses partially offset by an increase for unbenefited state capital loss carryforwards and foreign net operating losses.

(8)
Amount is primarily related to the release of a valuation allowance on net benefited losses for 2009 unrealized gains on available-for-sale securities included in accumulated other comprehensive income.