Form 10-Q
period 2012-03-31
IAC/INTERACTIVECORP
filed 2012-05-09
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 9, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of April 27, 2012, the following shares of the registrant's common stock were outstanding:

Common Stock	75,916,475
Class B Common Stock	5,789,499

Total outstanding Common Stock	81,705,974

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 27, 2012 was $3,697,700,632. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP

CONSOLIDATED BALANCE SHEET

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$624,096	$704,153
Marketable securities	151,549	165,695
Accounts receivable, net of allowance of $7,643 and $7,309, respectively	181,804	177,030
Other current assets	120,200	112,255

Total current assets	1,077,649	1,159,133
Property and equipment, net	255,701	259,588
Goodwill	1,356,183	1,358,524
Intangible assets, net	372,960	378,107
Long-term investments	206,953	173,752
Other non-current assets	83,032	80,761

TOTAL ASSETS	$3,352,478	$3,409,865

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term debt	$15,844	$—
Accounts payable, trade	58,400	64,398
Deferred revenue	145,916	126,297
Accrued expenses and other current liabilities	304,627	343,490

Total current liabilities	524,787	534,185
Long-term debt, net of current maturities	80,000	95,844
Income taxes payable	455,312	450,533
Deferred income taxes	312,209	302,213
Other long-term liabilities	16,023	16,601
Redeemable noncontrolling interests	57,927	50,349
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 238,356,709 and 234,100,950 shares, respectively, and outstanding 76,436,159 and 77,126,881 shares, respectively	238	234
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,390,661	11,280,173
Accumulated deficit	(443,307)	(477,785)
Accumulated other comprehensive income (loss)	18,453	(12,443)
Treasury stock 172,288,550 and 167,342,069 shares, respectively	(9,110,193)	(8,885,146)

Total IAC shareholders' equity	1,855,868	1,905,049
Noncontrolling interests	50,352	55,091

Total shareholders' equity	1,906,220	1,960,140

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,352,478	$3,409,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Revenue	$640,600	$460,213
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	223,571	172,718
Selling and marketing expense	219,838	140,250
General and administrative expense	91,788	76,291
Product development expense	23,482	17,722
Depreciation	12,115	13,439
Amortization of intangibles	7,041	2,457

Total costs and expenses	577,835	422,877

Operating income	62,765	37,336
Equity in losses of unconsolidated affiliates	(5,901)	(1,879)
Other income, net	1,409	752

Earnings from continuing operations before income taxes	58,273	36,209
Income tax provision	(27,120)	(16,041)

Earnings from continuing operations	31,153	20,168
Earnings (loss) from discontinued operations, net of tax	3,684	(1,948)

Net earnings	34,837	18,220
Net earnings attributable to noncontrolling interests	(359)	(150)

Net earnings attributable to IAC shareholders	$34,478	$18,070

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.37	$0.22
Diluted earnings per share from continuing operations	$0.34	$0.21
Basic earnings per share	$0.42	$0.20
Diluted earnings per share	$0.38	$0.19
Dividends declared per share	$0.12	$—
Non-cash compensation expense by function:
Cost of revenue	$1,724	$1,082
Selling and marketing expense	1,122	1,035
General and administrative expense	17,117	16,400
Product development expense	1,503	1,644

Total non-cash compensation expense	$21,466	$20,161

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net earnings	$34,837	$18,220
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	7,085	1,006
Change in net unrealized gains on available-for-sale securities	24,724	2,369

Total other comprehensive income	31,809	3,375

Comprehensive income	66,646	21,595
Comprehensive income attributable to noncontrolling interests	(1,272)	(228)

Comprehensive income attributable to IAC shareholders	$65,374	$21,367

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive (Loss) Income
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Accumulated Deficit		Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2011	$50,349	$234	234,101	$16	16,157	$11,280,173	$(477,785)	$(12,443)	$(8,885,146)	$1,905,049	$55,091	$1,960,140
Net (loss) earnings for the three months ended March 31, 2012	(304)	—	—	—	—	—	34,478	—	—	34,478	663	35,141
Other comprehensive income, net of tax	426	—	—	—	—	—	—	30,896	—	30,896	487	31,383
Non-cash compensation expense	—	—	—	—	—	20,560	—	—	—	20,560	906	21,466
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	1	1,355	—	—	16,348	—	—	—	16,349	—	16,349
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	1,834	—	—	—	1,834	—	1,834
Issuance of common stock upon the exercise of warrants	—	3	2,901	—	—	82,912	—	—	—	82,915	—	82,915
Dividends	—	—	—	—	—	(11,166)	—	—	—	(11,166)	—	(11,166)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(225,047)	(225,047)	—	(225,047)
Transfer from noncontrolling interests to redeemable noncontrolling interests	6,795	—	—	—	—	—	—	—	—	—	(6,795)	(6,795)
Other	661	—	—	—	—	—	—	—	—	—	—	—

Balance as of March 31, 2012	$57,927	$238	238,357	$16	16,157	$11,390,661	$(443,307)	$18,453	$(9,110,193)	$1,855,868	$50,352	$1,906,220

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$34,837	$18,220
Less: Discontinued operations, net of tax	3,684	(1,948)

Earnings from continuing operations	31,153	20,168
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	21,466	20,161
Depreciation	12,115	13,439
Amortization of intangibles	7,041	2,457
Deferred income taxes	3,129	6,374
Equity in losses of unconsolidated affiliates	5,901	1,879
Gain on sales of investments	(1,764)	(846)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,537)	(13,711)
Other current assets	(8,950)	(1,008)
Accounts payable and other current liabilities	(34,991)	(13,714)
Income taxes payable	10,843	(195)
Deferred revenue	19,622	14,263
Other, net	4,022	4,625

Net cash provided by operating activities attributable to continuing operations	59,050	53,892

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(10,267)	(48,269)
Capital expenditures	(9,633)	(8,294)
Proceeds from maturities and sales of marketable debt securities	18,343	190,936
Purchases of marketable debt securities	(10,012)	(98,484)
Proceeds from sales of investments	8,058	7,829
Purchases of long-term investments	(470)	(604)
Other, net	(8,253)	40

Net cash (used in) provided by investing activities attributable to continuing operations	(12,234)	43,154

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(222,863)	—
Issuance of common stock, net of withholding taxes	99,212	(1,081)
Dividends	(10,573)	—
Excess tax benefits from stock-based awards	6,477	9,680
Other, net	22	20

Net cash (used in) provided by financing activities attributable to continuing operations	(127,725)	8,619

Total cash (used in) provided by continuing operations	(80,909)	105,665
Total cash used in discontinued operations	(368)	(1,047)
Effect of exchange rate changes on cash and cash equivalents	1,220	1,878

Net (decrease) increase in cash and cash equivalents	(80,057)	106,496
Cash and cash equivalents at beginning of period	704,153	742,099

Cash and cash equivalents at end of period	$624,096	$848,595

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        IAC operates more than 50 leading and diversified internet businesses across 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Search, Match, Local and Media & Other segments; as well as investments in unconsolidated affiliates.

        Beginning with the first quarter of 2012, IAC realigned its reportable segments. The Company has created a new segment called "Local" that includes ServiceMagic, which was previously reported as its own separate segment, and CityGrid Media, which has been moved from the Search segment. In addition, DailyBurn has been moved from the Search segment to the Media & Other segment and Pronto has been moved from the Media & Other segment to the Search segment. There have been no changes to the Match segment.

        All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and accounts have been eliminated. Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Accounting Estimates

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to the fair values of marketable securities and other investments, goodwill and indefinite-lived intangible assets, the useful lives and recovery of definite-lived intangible assets and property and equipment, the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and other revenue related reserves, the reserves for income tax contingencies, the valuation allowance for deferred income tax assets and

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

Certain Risks and Concentrations

        A substantial portion of the Company's revenue is attributable to online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended March 31, 2012 and 2011, revenue earned from Google was $328.9 million and $214.9 million, respectively. This revenue was earned by the businesses comprising the Search segment. Accounts receivable related to revenue earned from Google totaled $114.6 million at March 31, 2012 and $105.7 million at December 31, 2011.

NOTE 2—INCOME TAXES

        At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.

        For the three months ended March 31, 2012, the Company recorded an income tax provision for continuing operations of $27.1 million, which represents an effective income tax rate of 47%. The effective rate for the three months ended March 31, 2012 is higher than the statutory rate of 35% due principally to an increase in reserves for and interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates. For the three months ended March 31, 2011, the Company recorded an income tax provision for continuing operations of $16.0 million, which represents an effective income tax rate of 44%. The effective rate for the three months ended March 31, 2011 is higher than the statutory rate of 35% due principally to interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—INCOME TAXES (Continued)

        At March 31, 2012 and December 31, 2011, unrecognized tax benefits, including interest, were $468.5 million and $462.8 million, respectively. Of the total unrecognized tax benefits at March 31, 2012, $455.3 million is included in "Income taxes payable," $12.3 million relates to deferred tax assets included in "Deferred income taxes" and $0.9 million is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Included in unrecognized tax benefits at March 31, 2012 is $90.8 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at March 31, 2012 are subsequently recognized, $96.2 million and $208.2 million, net of related deferred tax assets and interest, would reduce income tax expense for continuing operations and discontinued operations, respectively. In addition, a continuing operations income tax provision of $5.1 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2012 is a $1.9 million expense and a $5.1 million benefit, respectively, net of a related deferred tax benefit of $1.2 million and a deferred tax expense of $3.1 million, respectively, for interest on unrecognized tax benefits. At March 31, 2012 and December 31, 2011, the Company has accrued $107.8 million and $111.2 million, respectively, for the payment of interest. At March 31, 2012 and December 31, 2011, the Company has accrued $2.8 million and $2.5 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its review of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has currently been extended to December 31, 2012, and we expect it to be extended further. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $59.8 million within twelve months of the current reporting date, of which approximately $12.6 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION

        In 2009, Match acquired a 27% ownership interest in Meetic S.A. ("Meetic"). Match accounted for this interest under the equity method of accounting through August 31, 2011. During the third quarter of 2011, Match acquired an additional 12.5 million shares of Meetic for $272.0 million in cash pursuant to a tender offer. These additional shares increased Match's voting interest and ownership interest in Meetic to 79% and 81%, respectively, resulting in Match obtaining a controlling financial interest in Meetic. Accordingly, this purchase was accounted for under the acquisition method of accounting and the financial results of Meetic are included within IAC's consolidated financial statements and the Match operating segment beginning September 1, 2011.

        The unaudited pro forma financial information in the table below summarizes the combined results of IAC and Meetic as if the acquisition of Meetic had occurred as of January 1, 2011. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition occurred as of January 1, 2011. For the three months ended March 31, 2011, pro forma adjustments reflected below include a $27.9 million reduction in revenue relating to a write-off of Meetic's deferred revenue upon acquisition, and $7.3 million in amortization of Meetic's intangible assets.

Three Months Ended March 31, 2011
(In thousands, except per share data)
Revenue	$495,657
Net loss attributable to IAC shareholders	$(9,847)
Basic loss per share attributable to IAC shareholders	$(0.11)
Diluted loss per share attributable to IAC shareholders	$(0.11)

NOTE 4—MARKETABLE SECURITIES

        At March 31, 2012, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$38,939	$106	$(1)	$39,044
States of the U.S. and state political subdivisions	112,003	587	(85)	112,505

Total debt securities	150,942	693	(86)	151,549

Total marketable securities	$150,942	$693	$(86)	$151,549

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES (Continued)

        At December 31, 2011, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$48,621	$99	$(15)	$48,705
States of the U.S. and state political subdivisions	111,758	587	(22)	112,323

Total debt securities	160,379	686	(37)	161,028
Equity security	4,656	11	—	4,667

Total marketable securities	$165,035	$697	$(37)	$165,695

        The net unrealized gains in the tables above are included in "Accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheet.

        The contractual maturities of debt securities classified as available-for-sale at March 31, 2012 are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$75,375	$75,566
Due after one year through five years	75,567	75,983

Total	$150,942	$151,549

        The following table summarizes investments in marketable debt securities (6 in total at March 31, 2012) that have been in a continuous unrealized loss position for less than twelve months:

	March 31, 2012		December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$2,000	$(1)	$12,920	$(15)
States of the U.S. and state political subdivisions	13,678	(85)	11,711	(22)

Total	$15,678	$(86)	$24,631	$(37)

        At March 31, 2012 and December 31, 2011, there are no investments in marketable securities that have been in a continuous unrealized loss position for twelve months or longer.

        Substantially all of the Company's marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate to changes in interest rates. Because the Company does not intend to sell any marketable debt securities, and it is not more likely than not that the Company will be required to sell any marketable debt securities, before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at March 31, 2012.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES (Continued)

        The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains and losses:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$26,401	$198,765
Gross realized gains	1,783	894
Gross realized losses	—	(18)

        Gross realized gains and losses from the maturities and sales of available-for-sale marketable securities are included in "Other income, net" in the accompanying consolidated statement of operations.

        The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive income (loss) into other income, net related to the maturities and sales of available-for-sale securities for the three months ended March 31, 2012 and 2011, were less than $0.1 million and $0.1 million, respectively.

NOTE 5—FAIR VALUE MEASUREMENTS

        The Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

  •
  Level 1: Observable inputs obtained from independent sources, such as quoted prices for identical assets and liabilities in active markets.

  •
  Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

  •
  Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See below for a discussion of fair value measurements made using Level 3 inputs.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2012
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Treasury and government agency money market funds	$284,629	$—	$—	$284,629
Commercial paper	—	176,963	—	176,963
Time deposits	—	4,650	—	4,650
Marketable securities:
Corporate debt securities	—	39,044	—	39,044
States of the U.S. and state political subdivisions	—	112,505	—	112,505
Long-term investments:
Auction rate security	—	—	7,720	7,720
Marketable equity securities	107,842	—	—	107,842

Total	$392,471	$333,162	$7,720	$733,353

	December 31, 2011
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Treasury and government agency money market funds	$321,314	$—	$—	$321,314
Commercial paper	—	237,942	—	237,942
Time deposits	—	4,750	—	4,750
Marketable securities:
Corporate debt securities	—	48,705	—	48,705
States of the U.S. and state political subdivisions	—	112,323	—	112,323
Equity security	4,667	—	—	4,667
Long-term investments:
Auction rate security	—	—	5,870	5,870
Marketable equity securities	74,691	—	—	74,691

Total	$400,672	$403,720	$5,870	$810,262

Liabilities:
Contingent consideration arrangement	$—	$—	$(10,000)	$(10,000)

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2012		2011
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Securities	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$5,870	$(10,000)	$13,100	$—
Total net gains (realized and unrealized):
Included in other comprehensive income	1,850	—	950	—
Fair value at date of acquisition	—	—	—	(40,000)
Settlements	—	10,000	(5,000)	—

Balance at March 31	$7,720	$—	$9,050	$(40,000)

        There are no gains or losses included in earnings for the three months ended March 31, 2012 and 2011, relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs.

Auction rate security

        The Company's auction rate security is valued by discounting the estimated future cash flow stream of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $2.3 million and $4.1 million at March 31, 2012 and December 31, 2011, respectively. The unrealized losses are included in "Accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheet. At March 31, 2012, the auction rate security is rated A/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at March 31, 2012, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.

Contingent consideration arrangement

        The fair value of the OkCupid contingent consideration arrangement at December 31, 2011 was based upon the achievement of the performance goals which required a $10.0 million payment.

Assets measured at fair value on a nonrecurring basis

        The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS

        The fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$624,096	$624,096	$704,153	$704,153
Marketable securities	151,549	151,549	165,695	165,695
Auction rate security	7,720	7,720	5,870	5,870
Long-term marketable equity securities	107,842	107,842	74,691	74,691
Notes receivable	4,434	4,158	3,424	3,058
Liabilities:
Contingent consideration arrangement	—	—	(10,000)	(10,000)
Current maturities of long-term debt	(15,844)	(16,336)	—	—
Long-term debt, net of current maturities	(80,000)	(80,019)	(95,844)	(93,339)
Guarantee of an equity method investee's debt	(5,000)	(5,000)	(5,000)	(5,000)
Letters of credit	N/A	(316)	N/A	(312)

        The carrying value of cash equivalents approximates fair value due to their short-term maturity. The fair value of notes receivable is based on discounting the expected future cash flow streams using yields of the underlying credit. The fair value of long-term debt, including current maturities is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. The carrying value and fair value of the guarantee of the equity method investee's debt represents the amount the Company expects to pay to settle this obligation. The fair value of the letters of credit are based on the present value of the costs associated with maintaining these instruments over their expected term. See Note 5 for descriptions of the methods used to determine the fair values of marketable securities, the auction rate security and the contingent consideration arrangement related to the OkCupid acquisition. The fair value of notes receivable, long-term debt, including current maturities and letters of credit are determined only for disclosure purposes and are based on Level 3 inputs.

        The cost basis of the Company's long-term marketable equity securities at March 31, 2012 was $50.8 million, with gross unrealized gains of $66.3 million and a gross unrealized loss of $9.2 million, included in "Accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheet. The cost basis of the Company's long-term marketable equity securities at December 31, 2011 was $53.1 million, with gross unrealized gains of $29.8 million and a gross unrealized loss of $8.2 million. The Company evaluated the near-term prospects of the issuer of the equity security with the unrealized loss in relation to the severity and short duration of the unrealized loss and based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for an expected recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

        At March 31, 2012 and December 31, 2011, the carrying values of the Company's investments accounted for under the cost method totaled $82.5 million and $82.3 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS (Continued)

evaluates each cost method investment for possible impairment on a quarterly basis and determines the fair value if indicators of impairment are deemed to be present; the Company recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

NOTE 7—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$31,153	$31,153	$20,168	$20,168
Net earnings attributable to noncontrolling interests	(359)	(359)	(150)	(150)

Earnings from continuing operations attributable to IAC shareholders	30,794	30,794	20,018	20,018
Earnings (loss) from discontinued operations, net of tax attributable to IAC shareholders	3,684	3,684	(1,948)	(1,948)

Net earnings attributable to IAC shareholders	$34,478	$34,478	$18,070	$18,070

Denominator:
Weighted average basic shares outstanding	82,801	82,801	89,081	89,081
Dilutive securities including stock options, warrants, RSUs(a)(b)	—	8,917	—	4,595

Denominator for earnings per share—weighted average shares(a)(b)	82,801	91,718	89,081	93,676

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.37	$0.34	$0.22	$0.21
Discontinued operations, net of tax	0.05	0.04	(0.02)	(0.02)

Earnings per share	$0.42	$0.38	$0.20	$0.19

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2012 and 2011, approximately 2.7 million and 9.0 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
There are no performance-based stock units ("PSUs") included in the denominator for earnings per share as the performance conditions have not been met for the respective reporting periods.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—EARNINGS PER SHARE (Continued)

  For the three months ended March 31, 2012 and 2011, approximately 3.1 million and 3.4 million PSUs, respectively, are excluded from the calculation of diluted earnings per share.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenue:
Search	$343,198	$233,851
Match	174,275	111,597
Local	77,119	70,931
Media & Other	46,117	44,133
Inter-segment elimination	(109)	(299)

Total	$640,600	$460,213

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating Income (Loss):
Search	$73,490	$48,621
Match	29,906	23,429
Local	3,789	5,834
Media & Other	(8,383)	(5,283)
Corporate	(36,037)	(35,265)

Total	$62,765	$37,336

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating Income Before Amortization:
Search	$73,500	$48,900
Match	37,328	24,988
Local	3,950	6,301
Media & Other	(7,799)	(5,004)
Corporate	(15,707)	(15,231)

Total	$91,272	$59,954

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Depreciation:
Search	$3,291	$6,166
Match	3,537	2,300
Local	2,801	2,195
Media & Other	423	499
Corporate	2,063	2,279

Total	$12,115	$13,439

        Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenue:
United States	$445,676	$372,662
All other countries	194,924	87,551

Total	$640,600	$460,213

	March 31, 2012	December 31, 2011
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$242,082	$246,550
All other countries	13,619	13,038

Total	$255,701	$259,588

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SEGMENT INFORMATION (Continued)

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

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments:

	Three Months Ended March 31, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search	$73,500	$(8)	$(2)	$73,490
Match	37,328	(907)	(6,515)	29,906
Local	3,950	—	(161)	3,789
Media & Other	(7,799)	(221)	(363)	(8,383)
Corporate	(15,707)	(20,330)	—	(36,037)

Total	$91,272	$(21,466)	$(7,041)	$62,765

	Three Months Ended March 31, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search	$48,900	$(77)	$(202)	$48,621
Match	24,988	—	(1,559)	23,429
Local	6,301	—	(467)	5,834
Media & Other	(5,004)	(50)	(229)	(5,283)
Corporate	(15,231)	(20,034)	—	(35,265)

Total	$59,954	$(20,161)	$(2,457)	$37,336

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

	March 31, 2012	December 31, 2011
	(In thousands)
Buildings and leasehold improvements	$235,939	$235,737
Computer equipment and capitalized software	186,002	186,016
Furniture and other equipment	43,541	43,156
Projects in progress	10,394	7,643
Land	5,117	5,117

	480,993	477,669
Less: accumulated depreciation and amortization	(225,292)	(218,081)

Property and equipment, net	$255,701	$259,588

Accumulated other comprehensive income (loss)

	March 31, 2012	December 31, 2011
	(In thousands)
Foreign currency translation adjustment, net of tax	$(19,002)	$(25,174)
Unrealized gains on available-for-sale securities, net of tax	37,455	12,731

Accumulated other comprehensive income (loss)	$18,453	$(12,443)

Other income, net

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Interest income	$886	$1,302
Interest expense	(1,347)	(1,355)
Gain on sales of investments	1,764	846
Other	106	(41)

Other income, net	$1,409	$752

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

uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See Note 2 for additional information related to income tax contingencies.

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for the Three Months Ended March 31, 2011

        On January 31, 2011, IAC contributed The Daily Beast, previously reported in IAC's Media & Other segment, to a newly formed venture with Harman Newsweek called The Newsweek/Daily Beast Company. IAC and Harman Newsweek operate The Newsweek/Daily Beast Company jointly.

        The consideration for the acquisition of OkCupid on January 20, 2011 included a $40.0 million contingent payment, $30.0 million of which was paid in the second quarter of 2011 and $10.0 million of which was paid in the first quarter of 2012.

NOTE 12—SUBSEQUENT EVENTS

        Between April 1, 2012 and April 27, 2012, IAC repurchased 1.9 million shares of common stock for aggregate consideration of $91.4 million.

        Between April 1, 2012 and May 7, 2012, IAC issued 8.8 million shares of common stock and received cash proceeds of $201.2 million in connection with the exercise of warrants, some of which were exercised on a cashless or net basis. There are no remaining outstanding warrants.

        On May 1, 2012, IAC's Board of Directors authorized the repurchase of up to 10 million shares of its outstanding common stock and declared a quarterly cash dividend of $0.12 per share of common and Class B common stock outstanding payable on June 1, 2012 to holders of record on May 15, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        IAC operates more than 50 leading and diversified internet businesses across 30 countries... our mission is to harness the power of interactivity to make daily life easier and more productive for people all over the world. IAC includes the businesses comprising its Search, Match, Local and Media & Other segments; as well as investments in unconsolidated affiliates.

        For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2011.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	Growth	2011*
	(Dollars in thousands)
Revenue:
Search	$343,198	47%	$233,851
Match	174,275	56%	111,597
Local	77,119	9%	70,931
Media & Other	46,117	4%	44,133
Inter-segment elimination	(109)	64%	(299)

Total	$640,600	39%	$460,213

	Three Months Ended March 31,
	2012	Growth	2011*
	(Dollars in thousands)
Operating Income (Loss):
Search	$73,490	51%	$48,621
Match	29,906	28%	23,429
Local	3,789	(35)%	5,834
Media & Other	(8,383)	(59)%	(5,283)
Corporate	(36,037)	(2)%	(35,265)

Total	$62,765	68%	$37,336

	Three Months Ended March 31,
	2012	Growth	2011*
	(Dollars in thousands)
Operating Income Before Amortization:
Search	$73,500	50%	$48,900
Match	37,328	49%	24,988
Local	3,950	(37)%	6,301
Media & Other	(7,799)	(56)%	(5,004)
Corporate	(15,707)	(3)%	(15,231)

Total	$91,272	52%	$59,954

*
Beginning with the first quarter of 2012, the Company realigned its reportable segments. The Company has created a new segment called "Local" that includes ServiceMagic, which was previously reported as its own separate segment, and CityGrid Media, which has been moved from the Search segment. In addition, DailyBurn has been moved from the Search segment to the Media & Other segment and Pronto has been moved from the Media & Other segment to the Search segment. Certain prior year amounts were reclassified to conform to the current year presentation. There have been no changes to the Match segment.

        Refer to Note 8 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment.

Consolidated Results

Revenue

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Revenue	$640,600	$180,387	39%	$460,213

        Revenue in 2012 increased from 2011 primarily as a result of increases of $109.3 million from Search and $62.7 million from Match. The increase from Search reflects strong growth from destination websites and Mindspark's B2B and B2C operations. The increase from Match reflects growth from its Core operations (consisting of Match.com in the U.S., Chemistry and People Media) as well as from the impact of Meetic, which has been consolidated since September 1, 2011 following Match's acquisition of a controlling interest and is, therefore, not in the prior year period.

        A substantial portion of the Company's revenue is attributable to online advertising. Most of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended March 31, 2012 and 2011, revenue earned from Google was $328.9 million and $214.9 million, respectively. This revenue was earned by the businesses comprising the Search segment.

Cost of revenue

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$223,571	$50,853	29%	$172,718
As a percentage of revenue	35%		(263) bp	38%

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

        Cost of revenue in 2012 increased from 2011 primarily due to increases of $43.0 million from Search and $5.0 million from Match. The increase from Search was primarily due to an increase of $42.2 million in traffic acquisition costs primarily related to an increase in Mindspark's B2B operations. As a percentage of revenue, traffic acquisition costs at Search decreased slightly compared to the prior year period due to an increase in the proportion of revenue from destination websites that resulted from increased online marketing. The increase from Match is due to the acquisition of Meetic, which was not in the prior year period.

Selling and marketing expense

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$219,838	$79,588	57%	$140,250
As a percentage of revenue	34%		384 bp	30%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales, sales support and customer service functions. Advertising and promotional expenditures include online marketing, including fees paid to search engines and third parties that distribute Mindspark's downloadable applications, and offline marketing, principally television advertising.

        Selling and marketing expense in 2012 increased from 2011 primarily due to increases of $44.5 million from Search and $32.1 million from Match. The increase from Search is primarily due to an increase in online marketing related to its destination websites and from existing products at Mindspark. Selling and marketing expense at Match increased due to the acquisition of Meetic, which was not in the prior year period.

General and administrative expense

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$91,788	$15,497	20%	$76,291
As a percentage of revenue	14%		(225) bp	17%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2012 increased from 2011 primarily due to increases of $8.5 million from Match, $3.8 million from Local and $2.8 million from Media & Other. The increase from Match resulted primarily from the acquisition of Meetic, which was not in the prior year period, and an increase in compensation and employee-related expenses. General and administrative expense from Local increased primarily due to higher compensation and employee-related expenses at both ServiceMagic and CityGrid Media. The increase from Media & Other is primarily due to increases from Electus and Vimeo. As a percentage of revenue, general and administrative expense decreased from 2011 primarily due to operating expense leverage at Search.

Product development expense

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development expense	$23,482	$5,760	33%	$17,722
As a percentage of revenue	4%		(19) bp	4%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2012 increased from 2011 primarily due to an increase of $4.3 million from Match, which is primarily due to an increase in headcount and the acquisition of Meetic, which was not in the prior year period.

Depreciation

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Depreciation expense	$12,115	$(1,324)	(10)%	$13,439
As a percentage of revenue	2%		(103) bp	3%

        Depreciation in 2012 decreased from 2011 resulting primarily due to the write-off of certain capitalized software costs at Search in 2011.

Operating Income Before Amortization

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating Income Before Amortization	$91,272	$31,318	52%	$59,954
As a percentage of total revenue	14%		122 bp	13%

        Operating Income Before Amortization in 2012 increased from 2011 primarily due to increases of $24.6 million from Search and $12.3 million from Match, partially offset by increased losses of $2.8 million at Media & Other. The increase from Search is primarily due to higher revenue and operating expense leverage. The increase from Match is primarily due to higher Core revenue and the acquisition of Meetic, which was not in the prior year period. Increased losses from Media & Other is primarily due to increased expenses at CollegeHumor and Vimeo.

Operating income

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating income	$62,765	$25,429	68%	$37,336
As a percentage of revenue	10%		169 bp	8%

        Operating income in 2012 increased from 2011 primarily due to an increase of $31.3 million in Operating Income Before Amortization described above, partially offset by increases of $4.6 million in amortization of intangibles and $1.3 million in non-cash compensation expense. The increase in amortization of intangibles is due to the acquisition of Meetic. The increase in non-cash compensation expense is primarily related to equity grants issued subsequent to the first quarter of 2011, including those assumed in the Meetic acquisition, partially offset by awards becoming fully vested.

        At March 31, 2012, there was $135.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Other income (expense)

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(5,901)	$(4,022)	(214)%	$(1,879)

        Equity in losses of unconsolidated affiliates in 2012 increased from 2011 primarily due to the inclusion in 2011 of earnings related to our investment in Meetic, which was accounted for as an equity method investment prior to September 1, 2011, the date we achieved control.

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Other income, net	$1,409	$657	87%	$752

        Other income, net in 2012 increased from 2011 primarily due to gains related to the sale of certain securities.

Income tax provision

	Three Months Ended March 31,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Income tax provision	$(27,120)	$(11,079)	NM	$(16,041)

        In 2012, the Company recorded an income tax provision for continuing operations of $27.1 million, which represents an effective income tax rate of 47%. The 2012 effective rate is higher than the statutory rate of 35% due principally to an increase in reserves for and interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates. In 2011, the Company recorded an income tax provision for continuing operations of $16.0 million, which represents an effective income tax rate of 44%. The 2011 effective rate is higher than the statutory rate of 35% due principally to interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.

        At March 31, 2012 and December 31, 2011, the Company has unrecognized tax benefits of $360.7 million and $351.6 million, respectively. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2012 is a $1.9 million expense and a $5.1 million benefit, respectively, net of related deferred taxes of $1.2 million and $3.1 million, respectively, for interest on unrecognized tax benefits. At March 31, 2012 and December 31, 2011, the Company has accrued $107.8 million and $111.2 million, respectively, for the payment of interest. At March 31, 2012 and December 31, 2011, the Company has accrued $2.8 million and $2.5 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its review of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its review of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2012, and we expect it to be extended further. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $59.8 million within twelve months of the current reporting date, of which approximately $12.6 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

  Search

        Our Search segment includes Mindspark, a digital consumer products business consisting of our B2C operations, through which we develop, market and distribute downloadable applications, and our B2B operations, through which we provide customized browser-based applications for software and media companies; destination websites, including Ask.com and Dictionary.com, through which we provide search and additional services; and Pronto, a comparison shopping engine.

        Revenue increased 47% to $343.2 million, reflecting strong growth from destination websites and Mindspark's B2B and B2C operations. The revenue growth in destination websites reflects strong query gains driven primarily by increased marketing and content optimization. The revenue growth in Mindspark's B2B operations was driven by increased contribution from both existing and new partners. The increase in Mindspark's B2C revenue was driven primarily by growth from existing and new products.

        Operating Income Before Amortization increased 50% to $73.5 million, benefiting from the higher revenue noted above and a decrease of $2.9 million in depreciation, partially offset by increases of $44.5 million in selling and marketing expense and $42.2 million in traffic acquisition costs. The decrease in depreciation is due to the write-off of certain capitalized software costs in 2011. The increase in selling and marketing expense is primarily due to an increase in advertising and promotional expenditures, driven primarily by increased online marketing related to our destination websites and existing products at Mindspark. The increase in traffic acquisition costs is primarily due to an increase in Mindspark's B2B operations.

        Operating income increased 51% to $73.5 million, principally due to the increase in Operating Income Before Amortization described above.

  Match

        Revenue increased 56% to $174.3 million benefiting from growth within its Core operations and the contribution of Meetic, which has been consolidated since September 1, 2011 following Match's acquisition of a controlling interest and is, therefore, not in the prior year period, partially offset by a decrease in Developing revenue. Core revenue increased 17% to $108.9 million driven by an increase in subscribers. Revenue from Developing, which consists of OkCupid, Singlesnet, mobile-only products and Match's non-Meetic international operations, decreased 8% to $16.8 million, despite strong growth from OkCupid, due to lower subscription revenue from Singlesnet, due to reduced marketing. Meetic revenue of $48.6 million was negatively impacted by the write-off of $5.2 million of deferred revenue in connection with its acquisition. Excluding the results of Meetic, revenue grew 13% to $125.6 million.

        Operating Income Before Amortization increased 49% to $37.3 million, primarily due to the higher Core revenue noted above and the acquisition of Meetic, which was negatively impacted by the write-off of $5.2 million of deferred revenue described above. Operating Income Before Amortization, excluding Meetic, was impacted by increases in product development expense and general and administrative expense. Product development expense and general and administrative expense both increased from 2011, primarily due to increases in compensation and other employee-related costs.

        Operating income increased 28% to $29.9 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by increases of $5.0 million in amortization of intangibles and $0.9 million in non-cash compensation expense related to the Meetic acquisition.

  Local

        Our Local segment includes ServiceMagic and CityGrid Media.

        Revenue increased 9% to $77.1 million, reflecting strong growth from ServiceMagic's domestic and international operations. ServiceMagic domestic revenue grew due to higher average lead acceptance fees and a 5% increase in service request accepts. Service request accepts benefited from an 18% increase in service requests, partially offset by lower accepts per service request. ServiceMagic International revenue grew due to higher average lead acceptance fees and a 14% increase in service request accepts. A service request can be transmitted to more than one service professional and is deemed accepted upon transmission. CityGrid Media revenue increased slightly as the growth from resellers was offset by a decline from direct sales.

        Operating Income Before Amortization decreased 37% to $4.0 million, despite the higher revenue noted above, primarily due to increases in general and administrative expense, selling and marketing expense and cost of revenue.

        Operating income decreased 35% to $3.8 million, principally due to the decrease in Operating Income Before Amortization described above.

  Media & Other

        Revenue increased 4% to $46.1 million primarily reflecting strong growth at Vimeo and Electus.

        Operating Income Before Amortization loss increased by $2.8 million to a loss of $7.8 million. Losses increased primarily due to increased expenses at CollegeHumor and Vimeo.

        Operating loss increased by $3.1 million to $8.4 million, principally due to the increase in Operating Income Before Amortization loss described above.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2012, the Company had $624.1 million of cash and cash equivalents, $151.5 million of marketable securities and $95.8 million of long-term debt, including current maturities of $15.8 million. Domestically, cash equivalents primarily consist of AAA rated treasury and government agency money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of AAA prime and government money market funds and time deposits. Marketable securities primarily consist of short-to-intermediate-term debt securities issued by states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. Long-term debt, including current maturities is comprised of $15.8 million in Senior Notes due January 15, 2013 and $80.0 million in Liberty Bonds due September 1, 2035.

        At March 31, 2012, $176.2 million of the $624.1 million of cash and cash equivalents and none of the $151.5 million of marketable securities were held by the Company's foreign subsidiaries. No U.S. federal or state income taxes have been provided on the permanently reinvested earnings of any of the Company's foreign subsidiaries that hold this cash and cash equivalents. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes. However, the Company's intent is to permanently reinvest these funds outside of the U.S. and, currently, the Company does not anticipate a need to repatriate them to fund our U.S. operations.

        In summary, the Company's cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$59,050	$53,892
Net cash (used in) provided by investing activities	(12,234)	43,154
Net cash (used in) provided by financing activities	(127,725)	8,619

        Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges, equity in income or losses of unconsolidated affiliates and gains or losses on the sales of investments, and the effect of changes in working capital. Net cash provided by operating activities attributable to continuing operations in 2012 was $59.1 million and consists of earnings from continuing operations of $31.2 million, adjustments for non-cash items of $51.9 million and cash used in working capital activities of $24.0 million. Adjustments for non-cash items primarily consisted of $21.5 million of non-cash compensation expense, $12.1 million of depreciation, $7.0 million of amortization of intangibles and $5.9 million of equity in losses of unconsolidated affiliates. The decrease in cash from changes in working capital activities primarily consists of a decrease of $35.0 million in accounts payable and other current liabilities and increase of $10.5 million in accounts receivable, partially offset by an increase of $19.6 million in deferred revenue and an increase of $10.8 million in income taxes payable. The decrease in accounts payable and other current liabilities is primarily due to a decrease in accrued employee compensation and benefits, partially offset by an increase in accrued advertising expense and an increase in accrued revenue share expense. The decrease in accrued employee compensation and benefits is due to the payment of the 2011 discretionary cash bonuses in 2012. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Match and ServiceMagic. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search. The increase in accounts receivable is primarily due to the growth in revenue at Search earned from our paid listing supply agreement with Google; the related receivable from Google was $114.6 million and $105.7 million at March 31, 2012 and December 31, 2011, respectively. While our Match and ServiceMagic businesses experienced strong growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $5.5 million in deferred revenue at Meetic, as well as growth at Electus, Vimeo and Notional. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments.

        Net cash used in investing activities attributable to continuing operations in 2012 of $12.2 million includes cash consideration used in acquisitions and investments of $10.7 million primarily related to the payment of contingent consideration associated with the 2011 acquisition of OkCupid and capital expenditures of $9.6 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities of $8.3 million.

        Net cash used in financing activities attributable to continuing operations in 2012 of $127.7 million includes $222.9 million for the repurchase of 4.9 million shares of common stock at an average price of $45.50 per share and $10.6 million related to the payment of cash dividends to IAC shareholders, partially offset by proceeds related to the issuance of common stock, net of withholding taxes of $99.2 million and excess tax benefits from stock-based awards of $6.5 million. Included in the proceeds related to the issuance of common stock are proceeds of $82.9 million from the exercise of warrants to acquire 2.9 million shares of IAC common stock. The weighted average strike price of the warrants was $29.70 per share. IAC declared a quarterly cash dividend of $0.12 per share of common and Class B common stock outstanding payable on June 1, 2012 to holders of record on May 15, 2012. Future declarations of dividends are subject to the determination of IAC's Board of Directors.

        Net cash provided by operating activities attributable to continuing operations in 2011 was $53.9 million and consists of earnings from continuing operations of $20.2 million, adjustments for non-cash items of $48.1 million and cash used in working capital activities of $14.4 million. Adjustments for non-cash items primarily consisted of $20.2 million of non-cash compensation expense, $13.4 million of depreciation and $6.4 million of deferred income taxes. The deferred income tax provision primarily relates to the vesting of restricted stock units and the exercise of stock options. The decrease in cash from changes in working capital activities primarily consists of a decrease of $13.7 million in accounts payable and other current liabilities and an increase of $13.7 million in accounts receivable, partially offset by an increase of $14.3 million in deferred revenue. The decrease in accounts payable and other current liabilities is primarily due to a decrease in accrued employee compensation and benefits, partially offset by an increase in accrued revenue share expense. The decrease in accrued employee compensation and benefits is due to the payment of a portion of the 2010 discretionary cash bonuses in 2011. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search. The increase in accounts receivable is primarily due to the growth in revenue at Search earned from our paid listing supply agreement with Google; the related receivable from Google was $77.3 million at March 31, 2011 and $70.5 million at December 31, 2010. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, as well as growth at Notional and Electus.

        Net cash provided by investing activities attributable to continuing operations in 2011 of $43.2 million includes net maturities and sales of marketable debt securities of $92.5 million, partially offset by cash consideration used in acquisitions and investments of $48.9 million primarily related to the acquisition of OkCupid and capital expenditures of $8.3 million primarily related to the internal development of software to support our products and services.

        Net cash provided by financing activities attributable to continuing operations in 2011 of $8.6 million includes excess tax benefits from stock-based awards of $9.7 million.

        The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company currently does not have in place any formal arrangements that would provide it with external sources of financing such as a revolving credit or other similar facility. The Company had two tranches of warrants outstanding with expiration dates of May 7, 2012. At March 31, 2012, the first tranche consisted of warrants to acquire 8.5 million shares of IAC common stock at a strike price of $26.86 per share and the second tranche consisted of warrants to acquire 2.7 million shares of IAC common stock at a strike price of $31.75 per share. Between April 1, 2012 and May 7, 2012, the Company issued 8.8 million shares of common stock and received cash proceeds of $201.2 million in connection with the exercise of these warrants, some of which were exercised on a cashless or net basis.

        The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2012 capital expenditures will be higher than 2011. At March 31, 2012, IAC had 3.7 million shares remaining in its share repurchase authorization. On May 1, 2012, IAC's Board of Directors authorized the Company to repurchase an additional 10 million shares of common stock. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations in 2012 will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

 CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities(b)	$190,953	$20,953	$8,000	$8,000	$154,000
Purchase obligations(c)	52,528	18,671	31,357	2,500	—
Operating leases	275,715	22,636	33,314	26,443	193,322

Total contractual cash obligations	$519,196	$62,260	$72,671	$36,943	$347,322

(a)
The Company has excluded $304.4 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 2 to the consolidated financial statements.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the three months ended March 31, 2012 and 2011, see Note 8 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At March 31, 2012, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.    Controls and Procedures

        The Company monitors and evaluates on an ongoing basis its disclosure controls and internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, also evaluated whether any changes occurred to the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, the Company concluded that there has been no such change during the period covered by this report.

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

        Actual results could differ materially from those contained in these forward- looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in industry standards and technology, actual tax liabilities that differ materially from our estimates, operational and financial risks relating to acquisitions, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2011. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this report. IAC does not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or future operating results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
January 2012	1,941,837	$42.01	1,941,837	6,681,995
February 2012	958,594	$45.67	958,594	5,723,401
March 2012	2,046,050	$48.67	2,046,050	3,677,351

Total	4,946,481	$45.50	4,946,481	3,677,351

(1)
Reflects the average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to a repurchase authorization previously announced in July 2011. Between April 1, 2012 and April 27, 2012, IAC repurchased an additional 1.9 million shares of common stock.

(3)
Represents the total number of shares of IAC common stock that remained available for repurchase as of March 31, 2012 pursuant to the July 2011 repurchase authorization. On May 1, 2012, IAC's Board of Directors authorized the Company to repurchase an additional 10 million shares of IAC common stock. IAC may purchase shares pursuant to these repurchase authorizations over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.1	Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of March 15, 2012.(1)
10.2	Employment Agreement between Jeffrey W. Kip and the Registrant, dated as of March 20, 2012.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3
Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance(3)

Exhibit Number	Description	Location
101.SCH	XBRL Taxonomy Extension Schema(3)
101.CAL	XBRL Taxonomy Extension Calculation(3)
101.DEF	XBRL Taxonomy Extension Definition(3)
101.LAB	XBRL Taxonomy Extension Labels(3)
101.PRE	XBRL Taxonomy Extension Presentation(3)

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

Dated: May 9, 2012

IAC/INTERACTIVECORP
By:	/s/ JEFFREY W. KIP Jeffrey W. Kip Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP Jeffrey W. Kip	Executive Vice President and Chief Financial Officer	May 9, 2012

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
IAC/INTERACTIVECORP CONSOLIDATED BALANCE SHEET
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
IAC/INTERACTIVECORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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