Form 10-Q
period 2012-06-30
IAC/INTERACTIVECORP
filed 2012-08-02
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 2, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of July 20, 2012, the following shares of the registrant's common stock were outstanding:

Common Stock	81,770,377
Class B Common Stock	5,789,499

Total outstanding Common Stock	87,559,876

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 20, 2012 was $3,937,627,516. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

 PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

IAC/INTERACTIVECORP

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$807,196	$704,153
Marketable securities	138,597	165,695
Accounts receivable, net of allowance of $6,775 and $7,309, respectively	205,156	177,030
Other current assets	128,272	112,255

Total current assets	1,279,221	1,159,133
Property and equipment, net	255,926	259,588
Goodwill	1,345,873	1,358,524
Intangible assets, net	367,207	378,107
Long-term investments	191,607	173,752
Other non-current assets	106,514	80,761

TOTAL ASSETS	$3,546,348	$3,409,865

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term debt	$15,844	$—
Accounts payable, trade	71,592	64,398
Deferred revenue	159,681	126,297
Accrued expenses and other current liabilities	362,426	343,490

Total current liabilities	609,543	534,185
Long-term debt, net of current maturities	80,000	95,844
Income taxes payable	478,287	450,533
Deferred income taxes	301,616	302,213
Other long-term liabilities	28,125	16,601
Redeemable noncontrolling interests	56,337	50,349
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 247,816,217 and 234,100,950 shares, respectively, and outstanding 83,010,992 and 77,126,881 shares, respectively	248	234
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,605,486	11,280,173
Accumulated deficit	(399,975)	(477,785)
Accumulated other comprehensive loss	(15,560)	(12,443)
Treasury stock 175,173,225 and 167,342,069 shares, respectively	(9,247,299)	(8,885,146)

Total IAC shareholders' equity	1,942,916	1,905,049
Noncontrolling interests	49,524	55,091

Total shareholders' equity	1,992,440	1,960,140

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,546,348	$3,409,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenue	$680,612	$485,404	$1,321,212	$945,617
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	236,690	181,472	460,261	354,190
Selling and marketing expense	213,070	133,218	432,908	273,468
General and administrative expense	92,231	80,553	184,019	156,844
Product development expense	23,115	17,280	46,597	35,002
Depreciation	12,225	12,450	24,340	25,889
Amortization of intangibles	5,805	2,200	12,846	4,657

Total costs and expenses	583,136	427,173	1,160,971	850,050

Operating income	97,476	58,231	160,241	95,567
Equity in losses of unconsolidated affiliates	(19,009)	(8,720)	(24,910)	(10,599)
Other (expense) income, net	(1,732)	5,637	(323)	6,389

Earnings from continuing operations before income taxes	76,735	55,148	135,008	91,357
Income tax provision	(28,634)	(9,518)	(55,754)	(25,559)

Earnings from continuing operations	48,101	45,630	79,254	65,798
Loss from discontinued operations, net of tax	(4,641)	(2,488)	(957)	(4,436)

Net earnings	43,460	43,142	78,297	61,362
Net earnings attributable to noncontrolling interests	(128)	(718)	(487)	(868)

Net earnings attributable to IAC shareholders	$43,332	$42,424	$77,810	$60,494

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.56	$0.50	$0.93	$0.72
Diluted earnings per share from continuing operations	$0.52	$0.46	$0.86	$0.68
Basic earnings per share	$0.50	$0.47	$0.92	$0.68
Diluted earnings per share	$0.47	$0.44	$0.85	$0.63
Dividends declared per share	$0.12	$—	$0.24	$—
Non-cash compensation expense by function:
Cost of revenue	$1,501	$1,151	$3,225	$2,233
Selling and marketing expense	1,004	1,200	2,126	2,235
General and administrative expense	16,411	18,926	33,528	35,326
Product development expense	1,525	1,730	3,028	3,374

Total non-cash compensation expense	$20,441	$23,007	$41,907	$43,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net earnings	$43,460	$43,142	$78,297	$61,362
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(26,634)	8,982	(19,549)	9,988
Change in net unrealized (losses) gains on available-for-sale securities	(11,281)	32,447	13,443	34,816

Total other comprehensive (loss) income	(37,915)	41,429	(6,106)	44,804

Comprehensive income	5,545	84,571	72,191	106,166
Comprehensive loss (income) attributable to noncontrolling interests	3,774	(766)	2,502	(994)

Comprehensive income attributable to IAC shareholders	$9,319	$83,805	$74,693	$105,172

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Accumulated Deficit		Treasury Stock	Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2011	$50,349	$234	234,101	$16	16,157	$11,280,173	$(477,785)	$(12,443)	$(8,885,146)	$1,905,049	$55,091	$1,960,140
Net (loss) earnings for the six months ended June 30, 2012	(827)	—	—	—	—	—	77,810	—	—	77,810	1,314	79,124
Other comprehensive loss, net of tax	(1,441)	—	—	—	—	—	—	(3,117)	—	(3,117)	(1,548)	(4,665)
Non-cash compensation expense	—	—	—	—	—	40,444	—	—	—	40,444	1,463	41,907
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	2	1,987	—	—	17,504	—	—	—	17,506	—	17,506
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	9,764	—	—	—	9,764	—	9,764
Issuance of common stock upon the exercise of warrants	—	12	11,728	—	—	284,099	—	—	—	284,111	—	284,111
Dividends	—	—	—	—	—	(22,798)	—	—	—	(22,798)	—	(22,798)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(362,153)	(362,153)	—	(362,153)
Purchase of redeemable noncontrolling interests	(2,955)	—	—	—	—	—	—	—	—	—	—	—
Fair value of redeemable noncontrolling interests adjustment	3,700	—	—	—	—	(3,700)	—	—	—	(3,700)	—	(3,700)
Transfer from noncontrolling interests to redeemable noncontrolling interests	6,796	—	—	—	—	—	—	—	—	—	(6,796)	(6,796)
Other	715	—	—	—	—	—	—	—	—	—	—	—

Balance as of June 30, 2012	$56,337	$248	247,816	$16	16,157	$11,605,486	$(399,975)	$(15,560)	$(9,247,299)	$1,942,916	$49,524	$1,992,440

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$78,297	$61,362
Less: Discontinued operations, net of tax	(957)	(4,436)

Earnings from continuing operations	79,254	65,798
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	41,907	43,168
Depreciation	24,340	25,889
Amortization of intangibles	12,846	4,657
Deferred income taxes	819	14,136
Equity in losses of unconsolidated affiliates	24,910	10,599
Gain on sales of investments	(1,659)	(1,544)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,382)	(10,210)
Other current assets	(7,937)	(237)
Accounts payable and other current liabilities	3,013	(6,343)
Income taxes payable	30,440	(8,146)
Deferred revenue	8,679	11,878
Other, net	8,297	7,515

Net cash provided by operating activities attributable to continuing operations	205,527	157,160

Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(20,411)	(79,968)
Capital expenditures	(20,353)	(19,349)
Proceeds from maturities and sales of marketable debt securities	39,000	402,096
Purchases of marketable debt securities	(24,254)	(135,021)
Proceeds from sales of long-term investments	12,527	11,808
Purchases of long-term investments	(6,244)	(1,604)
Funds transferred to escrow for Meetic tender offer	—	(360,585)
Other, net	(12,603)	(7,127)

Net cash used in investing activities attributable to continuing operations	(32,338)	(189,750)

Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(359,231)	(155,241)
Issuance of common stock, net of withholding taxes	301,677	52,043
Dividends	(21,697)	—
Excess tax benefits from stock-based awards	14,353	17,865
Other, net	(2,842)	20

Net cash used in financing activities attributable to continuing operations	(67,740)	(85,313)

Total cash provided by (used in) continuing operations	105,449	(117,903)
Total cash used in discontinued operations	(729)	(2,913)
Effect of exchange rate changes on cash and cash equivalents	(1,677)	1,583

Net increase (decrease) in cash and cash equivalents	103,043	(119,233)
Cash and cash equivalents at beginning of period	704,153	742,099

Cash and cash equivalents at end of period	$807,196	$622,866

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        IAC is a leading media and internet company comprised of more than 150 brands and products, including Match.com, Ask.com, CollegeHumor.com, and CityGrid Media. Focused in the areas of search, personals, local and media, IAC's family of websites is one of largest in the world, with nearly a billion monthly visits across more than 30 countries.

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

Accounting Estimates

        The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of marketable securities and other investments; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recovery of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and revenue reserves; the reserves for income tax contingencies; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain Risks and Concentrations

        A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three and six months ended June 30, 2012, revenue earned from Google was $335.8 million and $664.7 million, respectively. For the three and six months ended June 30, 2011, revenue earned from Google was $221.3 million and $436.2 million, respectively. This revenue was earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $117.9 million at June 30, 2012 and $105.7 million at December 31, 2011.

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

        The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs. Included in the income tax provision for the three months ended June 30, 2012 is a benefit of $0.4 million due to lower estimated annual effective tax rate from that applied to the first quarter's ordinary income from continuing operations.

        For the three and six months ended June 30, 2012, the Company recorded an income tax provision for continuing operations of $28.6 million and $55.8 million, respectively, which represents effective income tax rates of 37% and 41%, respectively. The effective rate for the three months ended June 30, 2012 is higher than the statutory rate of 35% due primarily to a valuation allowance on the deferred tax asset created by The Newsweek/Daily Beast Company ("Newsweek Daily Beast") non-cash re-measurement charge related to our acquisition of a controlling interest, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on beginning of the year deferred tax assets related to investments in unconsolidated affiliates. The

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—INCOME TAXES (Continued)

effective rate for the six months ended June 30, 2012 is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for income tax contingencies, a valuation allowance on the deferred tax asset created by the Newsweek Daily Beast non-cash re-measurement charge, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on beginning of the year deferred tax assets related to investments in unconsolidated affiliates. For the three and six months ended June 30, 2011, the Company recorded an income tax provision for continuing operations of $9.5 million and $25.6 million, respectively, which represents effective income tax rates of 17% and 28%, respectively. The effective rates for the three and six months ended June 30, 2011 are lower than the federal statutory rate of 35% due principally to the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and the expiration of statutes of limitations and foreign income taxed at lower rates, partially offset by interest on tax contingencies and state taxes.

        At June 30, 2012 and December 31, 2011, unrecognized tax benefits, including interest, were $479.8 million and $462.8 million, respectively. Unrecognized tax benefits, including interest, at June 30, 2012 increased $17.0 million from December 31, 2011 due principally to a net increase in deductible timing differences. Of the total unrecognized tax benefits at June 30, 2012, $467.1 million is included in "Income taxes payable," $12.5 million relates to deferred tax assets included in "Deferred income taxes" and $0.2 million is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Included in unrecognized tax benefits at June 30, 2012 is $98.1 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at June 30, 2012 are subsequently recognized, $96.6 million and $214.9 million, net of related deferred tax assets and interest, would reduce income tax expense for continuing operations and discontinued operations, respectively. In addition, a continuing operations income tax provision of $9.0 million would be required upon the subsequent recognition of unrecognized tax benefits for an increase in the Company's valuation allowance against certain deferred tax assets.

        The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended June 30, 2012 is a $0.2 million benefit and a $1.7 million expense, respectively, net of a related deferred tax expense of $0.2 million and a deferred tax benefit of $1.0 million, respectively, for interest on unrecognized tax benefits. Included in income tax provision for continuing operations and discontinued operations for the six months ended June 30, 2012 is a $1.7 million expense and a $3.4 million benefit, respectively, net of related deferred tax benefit of $1.0 million and a deferred tax expense of $2.1 million, respectively, for interest on unrecognized tax benefits. At June 30, 2012 and December 31, 2011, the Company has accrued $110.2 million and $111.2 million, respectively, for the payment of interest. At June 30, 2012 and December 31, 2011, the Company has accrued $2.8 million and $2.5 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement of these tax years has not yet been submitted to the

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—INCOME TAXES (Continued)

Joint Committee of Taxation for approval. The IRS began its audit of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2013. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $64.1 million within twelve months of the current reporting date, of which approximately $13.4 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

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

        The unaudited pro forma financial information in the table below summarizes the combined results of IAC and Meetic as if the acquisition of Meetic had occurred as of January 1, 2011. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition occurred as of January 1, 2011. For the three and six months ended June 30, 2011, pro forma adjustments reflected below include a $7.6 million and $35.5 million reduction in revenue, respectively, relating to a write-off of Meetic's deferred revenue upon acquisition, and $7.3 million and $14.7 million, respectively, in amortization of Meetic's intangible assets.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands, except per share data)
Revenue	$546,526	$1,042,183
Net earnings attributable to IAC shareholders	$47,765	$37,918
Basic earnings per share attributable to IAC shareholders	$0.53	$0.42
Diluted earnings per share attributable to IAC shareholders	$0.49	$0.40

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4—MARKETABLE SECURITIES

        At June 30, 2012, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$26,420	$56	$—	$26,476
States of the U.S. and state political subdivisions	111,541	598	(18)	112,121

Total debt securities	137,961	654	(18)	138,597

Total marketable securities	$137,961	$654	$(18)	$138,597

        At December 31, 2011, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$48,621	$99	$(15)	$48,705
States of the U.S. and state political subdivisions	111,758	587	(22)	112,323

Total debt securities	160,379	686	(37)	161,028
Equity security	4,656	11	—	4,667

Total marketable securities	$165,035	$697	$(37)	$165,695

        The net unrealized gains in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.

        The contractual maturities of debt securities classified as available-for-sale at June 30, 2012 are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$65,966	$66,125
Due after one year through five years	71,995	72,472

Total	$137,961	$138,597

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4—MARKETABLE SECURITIES (Continued)

        The following table summarizes investments in marketable debt securities (6 in total at June 30, 2012) that have been in a continuous unrealized loss position for less than twelve months:

	June 30, 2012		December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$—	$—	$12,920	$(15)
States of the U.S. and state political subdivisions	11,281	(18)	11,711	(22)

Total	$11,281	$(18)	$24,631	$(37)

        At June 30, 2012 and December 31, 2011, there are no investments in marketable securities that have been in a continuous unrealized loss position for twelve months or longer.

        Substantially all of the Company's marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate to changes in interest rates. Because the Company does not intend to sell any marketable debt securities, and it is not more likely than not that the Company will be required to sell any marketable debt securities, before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at June 30, 2012.

        The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$21,376	$215,139	$47,777	$413,904
Gross realized gains	15	1,022	1,798	1,916
Gross realized losses	—	—	—	(18)

        Gross realized gains and losses from the maturities and sales of available-for-sale marketable securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.

        The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive income (loss) into other (expense) income, net related to the maturities and sales of available-for-sale securities for the three and six months ended June 30, 2012, were less than $0.1 million and $0.7 million, respectively. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive income (loss) into other (expense) income, net related to the maturities and sales of available-for-sale securities for the three and six months ended June 30, 2011, were $1.3 million and $1.4 million, respectively.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2012
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Treasury and government agency money market funds	$304,695	$—	$—	$304,695
Money market funds	7,848	—	—	7,848
Commercial paper	—	291,427	—	291,427
Time deposits	—	4,550	—	4,550
Marketable securities:
Corporate debt securities	—	26,476	—	26,476
States of the U.S. and state political subdivisions	—	112,121	—	112,121
Long-term investments:
Auction rate security	—	—	6,730	6,730
Marketable equity securities	92,047	—	—	92,047

Total	$404,590	$434,574	$6,730	$845,894

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

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

        The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2012	2011
	Auction Rate Security	Auction Rate Security	Contingent Consideration Arrangement
	(In thousands)
Balance at April 1	$7,720	$9,050	$(40,000)
Total net losses (realized and unrealized):
Included in other comprehensive income	(990)	(370)	—
Settlements	—	—	30,000

Balance at June 30	$6,730	$8,680	$(10,000)

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—FAIR VALUE MEASUREMENTS (Continued)

	Six Months Ended June 30,
	2012		2011
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Securities	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$5,870	$(10,000)	$13,100	$—
Total net gains (realized and unrealized):
Included in other comprehensive income	860	—	580	—
Fair value at date of acquisition	—	—	—	(40,000)
Settlements	—	10,000	(5,000)	30,000

Balance at June 30	$6,730	$—	$8,680	$(10,000)

        There are no gains or losses included in earnings for the three and six months ended June 30, 2012 and 2011, relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs.

Auction rate security

        The Company's auction rate security is valued by discounting the estimated future cash flow stream of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $3.3 million and $4.1 million at June 30, 2012 and December 31, 2011, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At June 30, 2012, the auction rate security is rated A/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at June 30, 2012, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.

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

(Unaudited)

NOTE 6—FINANCIAL INSTRUMENTS

        The fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$807,196	$807,196	$704,153	$704,153
Marketable securities	138,597	138,597	165,695	165,695
Long-term marketable equity securities	92,047	92,047	74,691	74,691
Liabilities:
Current maturities of long-term debt	(15,844)	(16,177)	—	—
Long-term debt, net of current maturities	(80,000)	(81,773)	(95,844)	(93,339)

        The carrying value of cash equivalents approximates fair value due to their short-term maturity. The fair value of long-term debt, including current maturities is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. See Note 5 for description of the method used to determine the fair value of marketable securities. The fair value of long-term debt, including current maturities is determined only for disclosure purposes and is based on Level 3 inputs.

        The cost basis of the Company's long-term marketable equity securities at June 30, 2012 was $50.8 million, with gross unrealized gains of $51.1 million and a gross unrealized loss of $9.9 million, included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The cost basis of the Company's long-term marketable equity securities at December 31, 2011 was $53.1 million, with gross unrealized gains of $29.8 million and a gross unrealized loss of $8.2 million. The Company evaluated the near-term prospects of the issuer of the equity security with the unrealized loss in relation to the severity and short duration of the unrealized loss and based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for an expected recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012.

        At June 30, 2012 and December 31, 2011, the carrying values of the Company's investments accounted for under the cost method totaled $84.3 million and $82.3 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for possible impairment on a quarterly basis and determines the fair value if indicators of impairment are deemed to be present; the Company recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$48,101	$48,101	$45,630	$45,630
Net earnings attributable to noncontrolling interests	(128)	(128)	(718)	(718)

Earnings from continuing operations attributable to IAC shareholders	47,973	47,973	44,912	44,912
Loss from discontinued operations attributable to IAC shareholders	(4,641)	(4,641)	(2,488)	(2,488)

Net earnings attributable to IAC shareholders	$43,332	$43,332	$42,424	$42,424

Denominator:
Weighted average basic shares outstanding	86,174	86,174	90,050	90,050
Dilutive securities including stock options, warrants, RSUs(a)(b)	—	5,766	—	7,252

Denominator for earnings per share—weighted average shares(a)(b)	86,174	91,940	90,050	97,302

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.56	$0.52	$0.50	$0.46
Discontinued operations	(0.06)	(0.05)	(0.03)	(0.02)

Earnings per share	$0.50	$0.47	$0.47	$0.44

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—EARNINGS PER SHARE (Continued)

	Six Months Ended June 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$79,254	$79,254	$65,798	$65,798
Net earnings attributable to noncontrolling interests	(487)	(487)	(868)	(868)

Earnings from continuing operations attributable to IAC shareholders	78,767	78,767	64,930	64,930
Loss from discontinued operations attributable to IAC shareholders	(957)	(957)	(4,436)	(4,436)

Net earnings attributable to IAC shareholders	$77,810	$77,810	$60,494	$60,494

Denominator:
Weighted average basic shares outstanding	84,487	84,487	89,568	89,568
Dilutive securities including stock options, warrants, RSUs(a)(b)	—	7,342	—	5,923

Denominator for earnings per share—weighted average shares(a)(b)	84,487	91,829	89,568	95,491

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.93	$0.86	$0.72	$0.68
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.05)

Earnings per share	$0.92	$0.85	$0.68	$0.63

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs"). At June 30, 2012, there are no warrants outstanding. For both the three and six months ended June 30, 2012, approximately 0.6 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2011, approximately 1.2 million and 1.3 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
There are no performance-based stock units ("PSUs") included in the denominator for earnings per share as the performance conditions have not been met for the respective reporting periods. For the three and six months ended June 30, 2012, approximately 3.0 million PSUs are excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2011, approximately 3.3 million PSUs are excluded from the calculation of diluted earnings per share.

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—SEGMENT INFORMATION

        The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of Other, do not meet the quantitative thresholds that require separate presentation. See Note 12 for information on segment changes made in 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
Search & Applications	$348,762	$238,328	$691,960	$472,179
Match	178,418	116,429	352,693	228,026
Local	84,505	80,410	161,624	151,341
Media	38,368	19,511	54,279	33,119
Other	30,629	30,894	60,835	61,419
Inter-segment elimination	(70)	(168)	(179)	(467)

Total	$680,612	$485,404	$1,321,212	$945,617

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Operating Income (Loss):
Search & Applications	$74,067	$50,651	$147,557	$99,272
Match	57,099	40,999	87,005	64,428
Local	11,670	9,326	15,459	15,160
Media	(7,305)	(3,390)	(13,974)	(7,708)
Other	(2,182)	(1,278)	(3,896)	(2,243)
Corporate	(35,873)	(38,077)	(71,910)	(73,342)

Total	$97,476	$58,231	$160,241	$95,567

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Operating Income Before Amortization:
Search & Applications	$74,079	$50,562	$147,579	$99,462
Match	62,645	42,335	99,973	67,323
Local	11,832	9,768	15,782	16,069
Media	(6,789)	(3,302)	(13,190)	(7,650)
Other	(1,755)	(975)	(3,153)	(1,631)
Corporate	(16,290)	(14,950)	(31,997)	(30,181)

Total	$123,722	$83,438	$214,994	$143,392

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Depreciation:
Search & Applications	$3,385	$5,399	$6,676	$11,565
Match	3,742	2,278	7,279	4,578
Local	2,475	2,392	5,276	4,587
Media	295	88	474	393
Other	257	220	501	414
Corporate	2,071	2,073	4,134	4,352

Total	$12,225	$12,450	$24,340	$25,889

        Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
United States	$472,553	$384,835	$918,213	$757,497
All other countries	208,059	100,569	402,999	188,120

Total	$680,612	$485,404	$1,321,212	$945,617

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—SEGMENT INFORMATION (Continued)

	June 30, 2012	December 31, 2011
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$241,747	$246,550
All other countries	14,179	13,038

Total	$255,926	$259,588

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

        The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments:

	Three Months Ended June 30, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$74,079	$(9)	$(3)	$74,067
Match	62,645	(556)	(4,990)	57,099
Local	11,832	—	(162)	11,670
Media	(6,789)	(236)	(280)	(7,305)
Other	(1,755)	(57)	(370)	(2,182)
Corporate	(16,290)	(19,583)	—	(35,873)

Total	$123,722	$(20,441)	$(5,805)	$97,476

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$50,562	$291	$(202)	$50,651
Match	42,335	—	(1,336)	40,999
Local	9,768	—	(442)	9,326
Media	(3,302)	(88)	—	(3,390)
Other	(975)	(83)	(220)	(1,278)
Corporate	(14,950)	(23,127)	—	(38,077)

Total	$83,438	$(23,007)	$(2,200)	$58,231

	Six Months Ended June 30, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$147,579	$(17)	$(5)	$147,557
Match	99,973	(1,463)	(11,505)	87,005
Local	15,782	—	(323)	15,459
Media	(13,190)	(504)	(280)	(13,974)
Other	(3,153)	(10)	(733)	(3,896)
Corporate	(31,997)	(39,913)	—	(71,910)

Total	$214,994	$(41,907)	$(12,846)	$160,241

	Six Months Ended June 30, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$99,462	$214	$(404)	$99,272
Match	67,323	—	(2,895)	64,428
Local	16,069	—	(909)	15,160
Media	(7,650)	(55)	(3)	(7,708)
Other	(1,631)	(166)	(446)	(2,243)
Corporate	(30,181)	(43,161)	—	(73,342)

Total	$143,392	$(43,168)	$(4,657)	$95,567

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS

Property and equipment, net

	June 30, 2012	December 31, 2011
	(In thousands)
Buildings and leasehold improvements	$235,851	$235,737
Computer equipment and capitalized software	191,623	186,016
Furniture and other equipment	44,228	43,156
Projects in progress	11,343	7,643
Land	5,117	5,117

	488,162	477,669
Less: accumulated depreciation and amortization	(232,236)	(218,081)

Property and equipment, net	$255,926	$259,588

Accumulated other comprehensive loss

	June 30, 2012	December 31, 2011
	(In thousands)
Foreign currency translation adjustment, net of tax	$(41,734)	$(25,174)
Unrealized gains on available-for-sale securities, net of tax	26,174	12,731

Accumulated other comprehensive loss	$(15,560)	$(12,443)

Other (expense) income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Interest income	$1,174	$1,150	$2,060	$2,452
Interest expense	(1,364)	(1,355)	(2,711)	(2,710)
(Loss) gain on sales of investments	(105)	698	1,659	1,544
Non-income tax refunds related to Match Europe, which was sold in 2009	—	4,630	—	4,630
Other	(1,437)	514	(1,331)	473

Other (expense) income, net	$(1,732)	$5,637	$(323)	$6,389

NOTE 10—CONTINGENCIES

        In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—CONTINGENCIES (Continued)

where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See Note 2 for additional information related to income tax contingencies.

NOTE 11—SUBSEQUENT EVENTS

        Between July 1, 2012 and July 20, 2012, IAC repurchased 1.3 million shares of common stock for aggregate consideration of $61.0 million.

        On July 24, 2012, IAC's Board of Directors declared a quarterly cash dividend of $0.24 per share of common and Class B common stock outstanding payable on September 1, 2012 to stockholders of record on August 15, 2012.

NOTE 12—SUPPLEMENTAL SEGMENT INFORMATION

        In 2012, the Company renamed and realigned its reportable segments. Search has been renamed "Search & Applications". The Media & Other segment has been separated into a "Media" segment and an "Other" segment. As previously disclosed in the first quarter of 2012, the Company created a new segment called "Local" that includes ServiceMagic, which was previously reported as its own separate segment, and CityGrid Media, which was previously included in the Search & Applications segment. In addition, DailyBurn was moved from the Search & Applications segment to the Media segment and Pronto was moved from the Media & Other segment to the Search & Applications segment.

        The following tables provide financial information for the renamed and realigned reportable segments for the three months ended March 31, 2012, the three months ended March 31, June 30, September 30, and December 31, 2011 and the years ended December 31, 2011 and 2010:

	2012	2011					2010
	Q1	Q1	Q2	Q3	Q4	FYE 12/31	FYE 12/31
	(In thousands)
Revenue:
Search & Applications	$343,198	$233,851	$238,328	$258,875	$309,453	$1,040,507	$805,284
Match	174,275	111,597	116,429	132,328	157,673	518,027	400,723
Local	77,119	70,931	80,410	80,124	71,953	303,418	263,749
Media	15,911	13,608	19,511	18,692	18,353	70,164	49,692
Other	30,206	30,525	30,894	27,023	39,623	128,065	118,749
Inter-segment elimination	(109)	(299)	(168)	(158)	(112)	(737)	(1,382)

Total	$640,600	$460,213	$485,404	$516,884	$596,943	$2,059,444	$1,636,815

IAC/INTERACTIVECORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	2012	2011					2010
	Q1	Q1	Q2	Q3	Q4	FYE 12/31	FYE 12/31
	(In thousands)
Operating Income (Loss):
Search & Applications	$73,490	$48,621	$50,651	$45,508	$59,226	$204,006	$128,356
Match	29,906	23,429	40,999	36,677	36,450	137,555	115,367
Local	3,789	5,834	9,326	7,324	3,049	25,533	8,405
Media	(6,669)	(4,318)	(3,390)	(2,837)	(5,730)	(16,275)	(23,385)
Other	(1,714)	(965)	(1,278)	(1,648)	(5)	(3,896)	(31,600)
Corporate	(36,037)	(35,265)	(38,077)	(38,284)	(37,535)	(149,161)	(147,348)

Total	$62,765	$37,336	$58,231	$46,740	$55,455	$197,762	$49,795

Non-cash compensation expense:
Search & Applications	$8	$77	$(291)	$4	$8	$(202)	$630
Match	907	—	—	423	1,219	1,642	(153)
Local	—	—	—	—	—	—	—
Media	268	(33)	88	186	186	427	458
Other	(47)	83	83	89	92	347	180
Corporate	20,330	20,034	23,127	22,183	21,030	86,374	83,165

Total	$21,466	$20,161	$23,007	$22,885	$22,535	$88,588	$84,280

Amortization of intangibles and goodwill impairment:
Search & Applications	$2	$202	$202	$768	$4	$1,176	$11,806
Match	6,515	1,559	1,336	3,107	11,075	17,077	6,843
Local	161	467	442	443	1,399	2,751	2,266
Media	—	3	—	—	—	3	1,078
Other	363	226	220	220	384	1,050	33,511
Corporate	—	—	—	—	—	—	—

Total	$7,041	$2,457	$2,200	$4,538	$12,862	$22,057	$55,504

Operating Income Before Amortization:
Search & Applications	$73,500	$48,900	$50,562	$46,280	$59,238	$204,980	$140,792
Match	37,328	24,988	42,335	40,207	48,744	156,274	122,057
Local	3,950	6,301	9,768	7,767	4,448	28,284	10,671
Media	(6,401)	(4,348)	(3,302)	(2,651)	(5,544)	(15,845)	(21,849)
Other	(1,398)	(656)	(975)	(1,339)	471	(2,499)	2,091
Corporate	(15,707)	(15,231)	(14,950)	(16,101)	(16,505)	(62,787)	(64,183)

Total	$91,272	$59,954	$83,438	$74,163	$90,852	$308,407	$189,579

Depreciation:
Search & Applications	$3,291	$6,166	$5,399	$9,824	$4,095	$25,484	$35,754
Match	3,537	2,300	2,278	2,481	3,721	10,780	11,042
Local	2,801	2,195	2,392	2,738	3,063	10,388	7,785
Media	179	305	88	153	157	703	245
Other	244	194	220	209	228	851	828
Corporate	2,063	2,279	2,073	2,079	2,082	8,513	8,243

Total	$12,115	$13,439	$12,450	$17,484	$13,346	$56,719	$63,897

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        IAC is a leading media and internet company comprised of more than 150 brands and products, including Match.com, Ask.com, CollegeHumor.com, and CityGrid Media. Focused in the areas of search, personals, local and media, IAC's family of websites is one of largest in the world, with nearly a billion monthly visits across more than 30 countries.

        For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2011.

Results of Operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

        Set forth below are the contributions made by our various segments and corporate operations to consolidated revenue, operating income (loss) and Operating Income Before Amortization (as defined in IAC's Principles of Financial Reporting) for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Growth	2011	2012	Growth	2011
	(Dollars in thousands)
Revenue:
Search & Applications	$348,762	46%	$238,328	$691,960	47%	$472,179
Match	178,418	53%	116,429	352,693	55%	228,026
Local	84,505	5%	80,410	161,624	7%	151,341
Media	38,368	97%	19,511	54,279	64%	33,119
Other	30,629	(1)%	30,894	60,835	(1)%	61,419
Inter-segment elimination	(70)	58%	(168)	(179)	62%	(467)

Total	$680,612	40%	$485,404	$1,321,212	40%	$945,617

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Growth	2011	2012	Growth	2011
	(Dollars in thousands)
Operating Income (Loss):
Search & Applications	$74,067	46%	$50,651	$147,557	49%	$99,272
Match	57,099	39%	40,999	87,005	35%	64,428
Local	11,670	25%	9,326	15,459	2%	15,160
Media	(7,305)	(115)%	(3,390)	(13,974)	(81)%	(7,708)
Other	(2,182)	(71)%	(1,278)	(3,896)	(74)%	(2,243)
Corporate	(35,873)	6%	(38,077)	(71,910)	2%	(73,342)

Total	$97,476	67%	$58,231	$160,241	68%	$95,567

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Growth	2011	2012	Growth	2011
	(Dollars in thousands)
Operating Income Before Amortization:
Search & Applications	$74,079	47%	$50,562	$147,579	48%	$99,462
Match	62,645	48%	42,335	99,973	48%	67,323
Local	11,832	21%	9,768	15,782	(2)%	16,069
Media	(6,789)	(106)%	(3,302)	(13,190)	(72)%	(7,650)
Other	(1,755)	(80)%	(975)	(3,153)	(93)%	(1,631)
Corporate	(16,290)	(9)%	(14,950)	(31,997)	(6)%	(30,181)

Total	$123,722	48%	$83,438	$214,994	50%	$143,392

  In 2012, the Company renamed and realigned its reportable segments. Search has been renamed "Search & Applications". The Media & Other segment has been separated into a "Media" segment and an "Other" segment. As previously disclosed in the first quarter of 2012, the Company created a new segment called "Local" that includes ServiceMagic, which was previously reported as its own separate segment, and CityGrid Media, which was previously included in the Search & Applications segment. In addition, DailyBurn was moved from the Search & Applications segment to the Media segment and Pronto was moved from the Media & Other segment to the Search & Applications segment. Certain prior year amounts have been reclassified to conform to the current year presentation.

Our Search & Applications segment is comprised of Websites, which includes Ask.com, Pronto and Dictionary.com, excluding downloadable applications related to the aforementioned sites; and Applications, which includes our direct to consumer applications business (B2C) and our partnership operations (B2B), as well as downloadable applications related to Ask.com and Dictionary.com.

        Refer to Note 8 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment.

Consolidated Results

Revenue

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Revenue	$680,612	$195,208	40%	$485,404

        Revenue in 2012 increased from 2011 primarily as a result of increases of $110.4 million from Search & Applications, $62.0 million from Match and $18.9 million from Media. The increase from Search & Applications reflects strong growth from both its Applications and Websites operations. The increase from Match reflects the impact of Meetic, which has been consolidated since September 1, 2011 following Match's acquisition of a controlling interest and is, therefore, not in the prior year period, as well as growth from its Core operations (consisting of Match.com in the U.S., Chemistry and People Media). The increase from Media reflects the impact of The Newsweek/Daily Beast Company ("Newsweek Daily Beast"), consolidated beginning June 1, 2012 following the Company's acquisition of a controlling interest, as well as strong growth from Electus and Vimeo.

        A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended June 30, 2012 and 2011, revenue earned from Google was $335.8 million and $221.3 million, respectively. This revenue was earned by the businesses comprising the Search & Applications segment.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Revenue	$1,321,212	$375,595	40%	$945,617

        Revenue in 2012 increased from 2011 primarily as a result of increases of $219.8 million from Search & Applications, $124.7 million from Match, $21.2 million from Media and $10.3 million from Local. The increases in revenue from Search & Applications, Match and Media are primarily due to the factors described above in the three month discussion. The increase from Local reflects growth from ServiceMagic's domestic and international operations.

        For the six months ended June 30, 2012 and 2011, revenue earned from Google was $664.7 million and $436.2 million, respectively.

Cost of revenue

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$236,690	$55,218	30%	$181,472
As a percentage of revenue	35%		(261) bp	37%

bp = basis points

        Cost of revenue consists primarily of traffic acquisition costs. Traffic acquisition costs consist of payments made to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes Shoebuy's cost of products sold and shipping and handling costs, expenses associated with the operation of the Company's data centers, including compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, rent, energy and bandwidth costs, and content acquisition costs.

        Cost of revenue in 2012 increased from 2011 primarily due to increases of $33.0 million from Search & Applications, $16.2 million from Media and $6.1 million from Match. The increase from Search & Applications was primarily due to an increase of $34.4 million in traffic acquisition costs primarily related to the increased revenue of our B2B operations. As a percentage of revenue, traffic acquisition costs at Search & Applications decreased compared to the prior year period due to an increase in the proportion of revenue from Websites that resulted from increased online marketing. Cost of revenue from Media increased primarily due to Newsweek Daily Beast, consolidated beginning June 1, 2012, and Electus. The increase from Match is due to the acquisition of Meetic, which was not in the prior year period.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$460,261	$106,071	30%	$354,190
As a percentage of revenue	35%		(262) bp	37%

        Cost of revenue in 2012 increased from 2011 primarily due to increases of $76.0 million from Search & Applications, $17.2 million from Media and $11.1 million from Match. These increases are primarily due to the factors described above in the three month discussion.

Selling and marketing expense

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$213,070	$79,852	60%	$133,218
As a percentage of revenue	31%		386 bp	27%

        Selling and marketing expense consists primarily of advertising and promotional expenditures and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in sales, sales support and customer service functions. Advertising and promotional expenditures include online marketing, including fees paid to search engines and third parties that distribute our B2C downloadable applications, and offline marketing, which is primarily television advertising.

        Selling and marketing expense in 2012 increased from 2011 primarily due to increases of $55.7 million from Search & Applications and $23.7 million from Match. The increase from Search & Applications is primarily due to an increase in online marketing related to Ask.com and from existing B2C downloadable applications. Selling and marketing expense at Match increased primarily due to the acquisition of Meetic, which was not in the prior year period.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$432,908	$159,440	58%	$273,468
As a percentage of revenue	33%		385 bp	29%

        Selling and marketing expense in 2012 increased from 2011 primarily due to increases of $100.1 million from Search & Applications and $55.7 million from Match. The increases from Search & Applications and Match are primarily due to the factors described above in the three month discussion.

General and administrative expense

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$92,231	$11,678	14%	$80,553
As a percentage of revenue	14%		(304) bp	17%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

        General and administrative expense in 2012 increased from 2011 primarily due to increases of $7.1 million from Match and $4.6 million from Media. The increase from Match resulted primarily from the acquisition of Meetic, which was not in the prior year period. The increase from Media is primarily due to increases from Vimeo and Electus. As a percentage of revenue, general and administrative expense decreased from 2011 primarily due to operating expense leverage at Corporate and Search & Applications.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$184,019	$27,175	17%	$156,844
As a percentage of revenue	14%		(266) bp	17%

        General and administrative expense in 2012 increased from 2011 primarily due to increases of $15.6 million from Match, $7.9 million from Media and $6.1 million from Local. The increases from Match and Media are primarily due to the factors described above in the three month discussion. Partially offsetting the increase in general and administrative expense from Match is a decrease in professional fees due, in part, to the inclusion in the prior year period of $1.1 million in transaction fees associated with the Meetic acquisition. General and administrative expense from Local increased primarily due to higher compensation and employee-related expenses at both ServiceMagic and CityGrid Media.

Product development expense

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development expense	$23,115	$5,835	34%	$17,280
As a percentage of revenue	3%		(16) bp	4%

        Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

        Product development expense in 2012 increased from 2011 primarily due to increases of $3.9 million from Match and $1.1 million from Other. The increase in Match is primarily due to an increase in headcount and the acquisition of Meetic, which was not in the prior year period. The increase from Other is primarily due to increased investment in Hatch Labs.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development expense	$46,597	$11,595	33%	$35,002
As a percentage of revenue	4%		(17) bp	4%

        Product development expense in 2012 increased from 2011 primarily due to increases of $8.3 million from Match and $1.9 million from Other. The increases from Match and Other are primarily due to the factors described above in the three month discussion.

Depreciation

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Depreciation expense	$12,225	$(225)	(2)%	$12,450
As a percentage of revenue	2%		(77) bp	3%

        Depreciation in 2012 decreased slightly from 2011 resulting primarily from the write-off of certain capitalized software costs at Search & Applications in 2011, partially offset by an increase in depreciation from Match, which is primarily due to the acquisition of Meetic.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Depreciation expense	$24,340	$(1,549)	(6)%	$25,889
As a percentage of revenue	2%		(90) bp	3%

        Depreciation in 2012 decreased from 2011 resulting primarily from the factors described above in the three month discussion.

Operating Income Before Amortization

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating Income Before Amortization	$123,722	$40,284	48%	$83,438
As a percentage of total revenue	18%		99 bp	17%

        Operating Income Before Amortization in 2012 increased from 2011 primarily due to increases of $23.5 million from Search & Applications and $20.3 million from Match, partially offset by increased losses of $3.5 million from Media. The increase from Search & Applications is primarily due to higher revenue and operating expense leverage. The increase from Match is primarily due to the acquisition of Meetic, which was not in the prior year period, and higher Core revenue. Increased losses from Media is primarily due to the inclusion of Newsweek Daily Beast, consolidated beginning June 1, 2012, and increased operating expenses at CollegeHumor.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating Income Before Amortization	$214,994	$71,602	50%	$143,392
As a percentage of total revenue	16%		111 bp	15%

        Operating Income Before Amortization in 2012 increased from 2011 primarily due to increases of $48.1 million from Search & Applications and $32.6 million from Match, partially offset by increased losses of $5.5 million from Media, all of which were due primarily to the factors described above in the three month discussion.

Operating income

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating income	$97,476	$39,245	67%	$58,231
As a percentage of revenue	14%		233 bp	12%

        Operating income in 2012 increased from 2011 primarily due to the increase of $40.3 million in Operating Income Before Amortization described above and a decrease of $2.6 million in non-cash compensation expense, partially offset by an increase of $3.6 million in amortization of intangibles. The decrease in non-cash compensation expense is primarily related to a charge in the prior year period related to a modification of certain awards and the reduction in expense in the current year period related to the reassessment of the probability of the vesting of certain performance-based awards. The increase in amortization of intangibles is due to the acquisition of Meetic.

        At June 30, 2012, there was $114.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Operating income	$160,241	$64,674	68%	$95,567
As a percentage of revenue	12%		202 bp	10%

        Operating income in 2012 increased from 2011 primarily due to the increase of $71.6 million in Operating Income Before Amortization described above and a decrease of $1.3 million in non-cash compensation expense, partially offset by an increase of $8.2 million in amortization of intangibles. The decrease in non-cash compensation expense and the increase in amortization of intangibles are primarily due to the factors described above in the three month discussion. The decrease in non-cash compensation expense was further impacted by awards becoming fully vested, partially offset by equity grants issued subsequent to the second quarter of 2011.

Other income (expense)

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(19,009)	$(10,289)	(118)%	$(8,720)

        Equity in losses of unconsolidated affiliates in 2012 includes a pre-tax non-cash charge of $18.6 million related to the re-measurement of the carrying value of our investment in Newsweek Daily Beast to fair value in connection with our acquisition of a controlling interest. Equity in losses of unconsolidated affiliates in 2011 includes the losses from our investment in Newsweek Daily Beast.

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Other (expense) income, net	$(1,732)	$(7,369)	NM	$5,637

        Other (expense) income, net in 2012 decreased from 2011 primarily due to the inclusion of $4.6 million in gains associated with certain non-income tax refunds related to Match Europe, which was sold in 2009, as well as an increase in foreign exchange losses.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(24,910)	$(14,311)	(135)%	$(10,599)

        Equity in losses of unconsolidated affiliates in 2012 and 2011 are due to the factors described above in the three month discussion. Equity in losses of unconsolidated affiliates in 2011 also reflects the inclusion of earnings from our investment in Meetic, which was accounted for as an equity method investment prior to September 1, 2011, the date we achieved control.

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Other (expense) income, net	$(323)	$(6,712)	NM	$6,389

        Other (expense) income, net in 2012 decreased from 2011 primarily due to the factors described above in the three month discussion.

Income tax provision

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Income tax provision	$(28,634)	$(19,116)	NM	$(9,518)

        In 2012, the Company recorded an income tax provision for continuing operations of $28.6 million, which represents an effective income tax rate of 37%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to a valuation allowance on the deferred tax asset created by the Newsweek Daily Beast non-cash re-measurement charge related to our acquisition of a controlling interest, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on beginning of the year deferred tax assets related to investments in unconsolidated affiliates. In 2011, the Company recorded an income tax provision for continuing operations of $9.5 million, which represents an effective income tax rate of 17%. The 2011 effective rate is lower than the statutory rate of 35% due principally to the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and the expiration of statutes of limitations and foreign income taxed at lower rates, partially offset by interest on tax contingencies and state taxes.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

	Six Months Ended June 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Income tax provision	$(55,754)	$(30,195)	NM	$(25,559)

        In 2012, the Company recorded an income tax provision for continuing operations of $55.8 million, which represents an effective income tax rate of 41%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for income tax contingencies, a valuation allowance on the deferred tax asset created by the Newsweek Daily Beast non-cash re-measurement charge, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on beginning of the year deferred tax assets related to investments in unconsolidated affiliates. In 2011, the Company recorded an income tax provision for continuing operations of $25.6 million, which represents an effective income tax rate of 28%. The 2011 effective rate is lower than the statutory rate of 35% due principally to the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and the expiration of statutes of limitations and foreign income taxed at lower rates, partially offset by interest on tax contingencies and state taxes.

        At June 30, 2012 and December 31, 2011, the Company has unrecognized tax benefits of $369.6 million and $351.6 million, respectively. Unrecognized tax benefits at June 30, 2012 increased $18.1 million from December 31, 2011 due principally to a net increase in deductible timing differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended June 30, 2012 is a $0.2 million benefit and a $1.7 million expense, respectively, net of related deferred tax expense of $0.2 million and a deferred tax benefit of $1.0 million, respectively, for interest on unrecognized tax benefits. Included in income tax provision for continuing operations and discontinued operations for the six months ended June 30, 2012 is a $1.7 million expense and a $3.4 million benefit, respectively, net of related deferred tax benefit of $1.0 million and a deferred tax expense of $2.1 million, respectively, for interest on unrecognized tax benefits. At June 30, 2012 and December 31, 2011, the Company has accrued $110.2 million and $111.2 million, respectively, for the payment of interest. At June 30, 2012 and December 31, 2011, the Company has accrued $2.8 million and $2.5 million, respectively, for penalties.

        The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement of these tax years has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its audit of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2013. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $64.1 million within twelve months of the current reporting date, of which approximately $13.4 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Segment Results

        In addition to the discussion of consolidated results above, the following is a discussion of the results of each segment.

  Search & Applications

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

        Revenue increased 46% to $348.8 million, reflecting strong growth from both Applications and Websites. Applications revenue grew 49% to $177.7 million, driven by increased contributions from existing and new partners and products. Websites revenue grew 44% to $171.1 million, reflecting query gains of 66% driven primarily by increased marketing and content optimization. Websites revenue grew more slowly than queries due to the prior year period benefiting from $7.0 million of revenue related to our direct sponsored listings business, which was sold in November 2011, as well as flat revenue at Pronto and relatively modest revenue growth at Dictionary.com.

        Operating Income Before Amortization increased 47% to $74.1 million, benefiting from the higher revenue noted above and a decrease in depreciation, partially offset by increases of $55.7 million in selling and marketing expense and $34.4 million in traffic acquisition costs. The decrease in depreciation is due to the write-off of certain capitalized software costs in 2011. The increase in selling and marketing expense is primarily due to an increase in advertising and promotional expenditures, driven primarily by increased online marketing related to Ask.com and existing B2C downloadable applications. The increase in traffic acquisition costs is primarily due to increased revenue from our B2B operations.

        Operating income increased 46% to $74.1 million, principally due to the increase in Operating Income Before Amortization described above.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

        Revenue increased 47% to $692.0 million. Applications and Websites revenue increased 53% and 40%, respectively, to $361.6 million and $330.4 million, respectively, due to the factors described above in the three month discussion.

        Operating Income Before Amortization increased 48% to $147.6 million, benefiting from the higher revenue noted above and a decrease of $4.9 million in depreciation, partially offset by increases of $100.1 million in selling and marketing expense and $76.6 million in traffic acquisition costs. The decrease in depreciation and the increases in selling and marketing expense and traffic acquisition costs are primarily due to the factors described above in the three month discussion.

        Operating income increased 49% to $147.6 million, principally due to the increase in Operating Income Before Amortization described above.

  Match

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

        Revenue increased 53% to $178.4 million benefiting from the contribution of $52.7 million from Meetic, which has been consolidated since September 1, 2011 following Match's acquisition of a controlling interest and is, therefore, not in the prior year period, and growth within our Core operations. Core revenue increased 12% to $109.5 million driven by a 10% increase in subscribers.

        Operating Income Before Amortization increased 48% to $62.6 million, primarily due to the acquisition of Meetic and higher Core revenue noted above. Operating Income Before Amortization, excluding Meetic, was impacted by increases in product development expense and selling and marketing expense. The increase in product development expense is primarily due to an increase in compensation and other employee-related costs. Selling and marketing expense increased from 2011 primarily due to an increase in offline marketing as certain television spend was shifted from the first quarter of 2012 to the second quarter of 2012.

        Operating income increased 39% to $57.1 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by increases of $3.7 million in amortization of intangibles and $0.6 million in non-cash compensation expense. The increase in amortization of intangibles is related to the Meetic acquisition, partially offset by certain intangible assets being fully amortized in 2011. The increase in non-cash compensation expense is related to the Meetic acquisition.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

        Revenue increased 55% to $352.7 million benefiting from the contribution of Meetic as described above in the three month discussion and growth within our Core operations, partially offset by a decrease in Developing revenue. Core revenue increased 14% to $218.3 million driven by an increase in subscribers. Revenue from Developing, which consists of OkCupid, Singlesnet, mobile-only products and Match's non-Meetic international operations, decreased 11% to $33.1 million, despite strong growth from OkCupid, due to lower subscription revenue from Singlesnet. Meetic revenue of $101.3 million was negatively impacted by the write-off of $5.2 million of deferred revenue in connection with its acquisition. Excluding the results of Meetic, revenue grew 10% to $251.4 million.

        Operating Income Before Amortization increased 48% to $100.0 million, primarily due to the higher Core revenue noted above and the acquisition of Meetic, which was negatively impacted by the write-off of $5.2 million of deferred revenue described above. Operating Income Before Amortization, excluding Meetic, was impacted by increases in product development expense and general and administrative expense. Both product development expense and general and administrative expense increased from 2011, primarily due to increases in compensation and other employee-related costs. General and administrative expense was further impacted by a decrease in professional fees due, in part, to the inclusion in the prior year period of $1.1 million in transaction fees associated with the Meetic acquisition.

        Operating income increased 35% to $87.0 million, primarily due to the increase in Operating Income Before Amortization described above, partially offset by increases of $8.6 million in amortization of intangibles and $1.5 million in non-cash compensation expense. The increases in amortization of intangibles and non-cash compensation expense are due to the factors described above in the three month discussion.

  Local

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

        Our Local segment includes ServiceMagic and CityGrid Media.

        Revenue increased 5% to $84.5 million, reflecting growth from both ServiceMagic and CityGrid. ServiceMagic domestic revenue grew due to higher average lead acceptance fees. ServiceMagic International revenue grew primarily due to a 25% increase in service request accepts. A service request can be transmitted to more than one service professional and is deemed accepted upon transmission. CityGrid Media revenue increased due to higher revenue from resellers, partially offset by a decline in revenue from direct sales.

        Operating Income Before Amortization increased 21% to $11.8 million, growing at a faster rate than revenue primarily due to lower selling and marketing expense and cost of revenue as a percentage of revenue.

        Operating income increased 25% to $11.7 million, principally due to the increase in Operating Income Before Amortization described above.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

        Revenue increased 7% to $161.6 million, reflecting growth from ServiceMagic's domestic and international operations. ServiceMagic domestic revenue grew due to higher average lead acceptance fees and a 4% increase in service request accepts. Service request accepts benefited from an increase in service requests, partially offset by lower accepts per service request. ServiceMagic International revenue grew due to higher average lead acceptance fees and an increase in service request accepts. CityGrid Media revenue increased modestly as the growth from resellers was partially offset by a decline from direct sales.

        Operating Income Before Amortization decreased 2% to $15.8 million, despite the higher revenue noted above, primarily due to increases in general and administrative expense, cost of revenue and selling and marketing expense.

        Operating income increased 2% to $15.5 million despite the decrease in Operating Income Before Amortization described above due to a decrease of $0.6 million in amortization of intangibles.

  Media

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

        Our Media segment includes Electus, CollegeHumor, Notional, Vimeo, DailyBurn and Newsweek Daily Beast.

        Revenue increased 97% to $38.4 million primarily due to Newsweek Daily Beast, consolidated beginning June 1, 2012 following our acquisition of a controlling interest, and increased revenue from Electus and Vimeo. Operating Income Before Amortization loss increased by $3.5 million to a loss of $6.8 million reflecting the inclusion of Newsweek Daily Beast and increased operating expenses at CollegeHumor. Operating loss increased by $3.9 million to $7.3 million, principally due to the increase in Operating Income Before Amortization loss described above and increases in amortization of intangibles and non-cash compensation expense.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

        Revenue increased 64% to $54.3 million primarily due to the factors described above in the three month discussion. Operating Income Before Amortization loss and operating loss increased by $5.5 million and $6.3 million, respectively, to losses of $13.2 million and $14.0 million, respectively, due to the factors described above in the three month discussion.

  Corporate

  For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

        Operating Income Before Amortization loss increased by $1.3 million to a loss of $16.3 million, primarily due to the inclusion in the prior year period of a non-income tax refund.

        Operating loss decreased by $2.2 million to $35.9 million, despite the increase in Operating Income Before Amortization loss described above primarily due to a decrease of $3.5 million in non-cash compensation expense. The decrease in non-cash compensation expense is primarily related to a charge in the prior year period related to a modification of certain awards and the reduction in expense in the current year period related to the reassessment of the probability of the vesting of certain performance-based awards.

  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

        Operating Income Before Amortization loss increased by $1.8 million to a loss of $32.0 million and operating loss decreased by $1.4 million to a loss of $71.9 million, primarily due to the factors described above in the three month discussion. Non-cash compensation expense was further impacted by awards becoming fully vested, partially offset by equity grants issued subsequent to the second quarter of 2011.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2012, the Company had $807.2 million of cash and cash equivalents, $138.6 million of marketable securities, and $95.8 million of long-term debt, including current maturities of $15.8 million. Domestically, cash equivalents primarily consist of AAA rated treasury and government agency money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of AAA prime and government money market funds and time deposits. Marketable securities primarily consist of short-to-intermediate-term debt securities issued by states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. Long-term debt, including current maturities, is comprised of $15.8 million in Senior Notes due January 15, 2013 and $80.0 million in Liberty Bonds due September 1, 2035.

        At June 30, 2012, $203.9 million of the $807.2 million of cash and cash equivalents and none of the $138.6 million of marketable securities were held by the Company's foreign subsidiaries. No U.S. federal or state income taxes have been provided on the permanently reinvested earnings of any of the Company's foreign subsidiaries that hold this cash and cash equivalents. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes. However, the Company's intent is to permanently reinvest these funds outside of the U.S. and, currently, the Company does not anticipate a need to repatriate them to fund our U.S. operations.

        In summary, the Company's cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$205,527	$157,160
Net cash used in investing activities	(32,338)	(189,750)
Net cash used in financing activities	(67,740)	(85,313)

        Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges, equity in income or losses of unconsolidated affiliates and gains or losses on the sales of investments, and the effect of changes in working capital activities. Net cash provided by operating activities attributable to continuing operations in 2012 was $205.5 million and consists of earnings from continuing operations of $79.3 million, adjustments for non-cash items of $111.5 million and cash provided by working capital activities of $14.8 million. Adjustments for non-cash items primarily consists of $41.9 million of non-cash compensation expense, $24.9 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $18.6 million to re-measure the carrying value of our investment in Newsweek Daily Beast to fair value, $24.3 million of depreciation and $12.8 million of amortization of intangibles. The increase in cash from changes in working capital activities primarily consists of an increase in income taxes payable of $30.4 million and an increase in deferred revenue of $8.7 million, partially offset by an increase of $19.4 million in accounts receivable and an increase of $7.9 million in other current assets. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $5.2 million in deferred revenue at Meetic. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our paid listing supply agreement with Google; the related receivable from Google was $117.9 million and $105.7 million at June 30, 2012 and December 31, 2011, respectively. While our Match and ServiceMagic businesses experienced growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The increase in other current assets is primarily related to the increase in short-term production costs at certain of our Media businesses that are capitalized as the television program, video or film is being produced.

        Net cash used in investing activities attributable to continuing operations in 2012 of $32.3 million includes cash consideration used in acquisitions and investments of $26.7 million primarily related to the payment of contingent consideration associated with the 2011 acquisition of OkCupid and the June 2012 acquisition of nRelate, and capital expenditures of $20.4 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $27.3 million.

        Net cash used in financing activities attributable to continuing operations in 2012 of $67.7 million includes $359.2 million for the repurchase of 7.8 million shares of common stock at an average price of $46.25 per share and $21.7 million related to the payment of cash dividends to IAC shareholders, partially offset by proceeds related to the issuance of common stock, net of withholding taxes of $301.7 million and excess tax benefits from stock-based awards of $14.4 million. Included in the proceeds related to the issuance of common stock are proceeds of $284.1 million from the exercise of warrants to acquire 11.7 million shares of IAC common stock, some of which were exercised on a cashless or net basis. The weighted average strike price of the warrants was $28.40 per share.

        Net cash provided by operating activities attributable to continuing operations in 2011 was $157.2 million and consists of earnings from continuing operations of $65.8 million, adjustments for non-cash items of $104.4 million and cash used in working capital activities of $13.1 million. Adjustments for non-cash items primarily consists of $43.2 million of non-cash compensation expense, $25.9 million of depreciation, $14.1 million of deferred income taxes and $10.6 million of equity in losses of unconsolidated affiliates. The deferred income tax provision primarily relates to the vesting of restricted stock units and the exercise of stock options. The decrease in cash from changes in working capital activities primarily consists of an increase of $10.2 million in accounts receivable, a decrease of $8.1 million in income taxes payable and a decrease of $6.3 million in accounts payable and other current liabilities, partially offset by an increase of $11.9 million in deferred revenue. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our paid listing supply agreement with Google; the related receivable from Google was $75.3 million at June 30, 2011 and $70.5 million at December 31, 2010. The decrease in income taxes payable is primarily due to a reduction in state tax accruals resulting from income tax provision to tax return reconciliations and the expirations of statutes of limitations, partially offset by current year income tax accruals in excess of current year income tax payments. The decrease in accounts payable and other current liabilities is primarily due to a decrease in accrued employee compensation and benefits and a decrease in amounts payable to suppliers at our Shoebuy business, partially offset by an increase in accrued revenue share expense. The decrease in accrued employee compensation and benefits is due to the payment of a portion of the 2010 discretionary cash bonuses in 2011. The decrease in amounts payable to suppliers is due to the seasonal nature of Shoebuy's business. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search & Applications. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, as well as growth at our Media businesses.

        Net cash used in investing activities attributable to continuing operations in 2011 of $189.7 million includes $360.6 million of funds that were held in escrow for the Meetic tender offer, cash consideration used in acquisitions and investments of $81.6 million primarily related to the acquisition of OkCupid and capital expenditures of $19.3 million primarily related to the internal development of software to support our products and services, partially offset by the net maturities and sales of marketable debt securities and sales of long-term investments of $278.9 million.

        Net cash used in financing activities attributable to continuing operations in 2011 of $85.3 million includes $155.2 million for the repurchase of 4.8 million shares of common stock at an average price of $35.97 per share, partially offset by proceeds related to the issuance of common stock, net of withholding taxes, of $52.0 million and excess tax benefits from stock-based awards of $17.9 million.

        The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company currently does not have in place any formal arrangements that would provide it with external sources of financing such as a revolving credit or other similar facility.

        The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2012 capital expenditures will be higher than 2011. On May 1, 2012, IAC's Board of Directors authorized the Company to repurchase an additional 10 million shares of common stock. At June 30, 2012, IAC had 10.8 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. IAC increased its quarterly cash dividend to $0.24 per share of common and Class B common stock outstanding; the dividend is payable on September 1, 2012 to stockholders of record on August 15, 2012. Future declarations of dividends are subject to the determination of IAC's Board of Directors.

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

 CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities(b)	$190,953	$20,953	$8,000	$8,000	$154,000
Purchase obligations(c)	47,511	17,610	29,901	—	—
Operating leases	269,425	21,474	31,697	25,683	190,571

Total contractual cash obligations	$507,889	$60,037	$69,598	$33,683	$344,571

(a)
The Company has excluded $311.5 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 2 to the consolidated financial statements.

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

 RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

        For a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the three and six months ended June 30, 2012 and 2011, see Note 8 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At June 30, 2012, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or future operating results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
April 2012	2,007,762	$48.16	2,007,762	1,669,589
May 2012	171,913	$49.44	171,913	11,497,676
June 2012	705,000	$45.20	705,000	10,792,676

Total	2,884,675	$47.53	2,884,675	10,792,676

(1)
Reflects the average price paid per share of IAC common stock.

(2)
Reflects repurchases made pursuant to a repurchase authorization previously announced in July 2011. Between July 1, 2012 and July 20, 2012, IAC repurchased an additional 1.3 million shares of IAC common stock pursuant to the July 2011 repurchase authorization and a repurchase authorization covering the repurchase of up to 10 million shares of IAC common stock previously announced on May 1, 2012.

(3)
Represents the total number of shares of common stock that remained available for repurchase as of June 30, 2012 pursuant to the July 2011 and May 2012 repurchase authorizations. IAC may purchase shares pursuant to the May 2012 repurchase authorization over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3
Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels

Exhibit Number	Description	Location
101.PRE	XBRL Taxonomy Extension Presentation

(1)
Filed herewith.

(2)
Furnished herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2012

IAC/INTERACTIVECORP
By:	/s/ JEFFREY W. KIP Jeffrey W. Kip Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP Jeffrey W. Kip	Executive Vice President and Chief Financial Officer	August 2, 2012

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
IAC/INTERACTIVECORP CONSOLIDATED BALANCE SHEET (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
IAC/INTERACTIVECORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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