Form 10-Q
period 2012-09-30
IAC/INTERACTIVECORP
filed 2012-11-08
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 8, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 19, 2012, the following shares of the registrant's common stock were outstanding:

Common Stock	82,665,959
Class B Common Stock	5,789,499
Total outstanding Common Stock	88,455,458
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 19, 2012 was $4,319,523,212. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$501,779	$704,153
Marketable securities	138,926	165,695
Accounts receivable, net of allowance of $8,071 and $7,309, respectively	220,735	177,030
Other current assets	126,787	112,255
Total current assets	988,227	1,159,133
Property and equipment, net	272,317	259,588
Goodwill	1,556,833	1,358,524
Intangible assets, net	491,485	378,107
Long-term investments	169,728	173,752
Other non-current assets	103,985	80,761
TOTAL ASSETS	$3,582,575	$3,409,865
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term debt	$15,844	$—
Accounts payable, trade	86,810	64,398
Deferred revenue	159,498	126,297
Accrued expenses and other current liabilities	362,917	343,490
Total current liabilities	625,069	534,185
Long-term debt, net of current maturities	80,000	95,844
Income taxes payable	479,693	450,533
Deferred income taxes	304,889	302,213
Other long-term liabilities	33,332	16,601

Redeemable noncontrolling interests	58,956	50,349

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 248,747,173 and 234,100,950 shares, respectively, and outstanding 82,646,948 and 77,126,881 shares, respectively	249	234
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,627,593	11,280,173
Accumulated deficit	(359,258)	(477,785)
Accumulated other comprehensive loss	(11,891)	(12,443)
Treasury stock 176,468,225 and 167,342,069 shares, respectively	(9,308,315)	(8,885,146)
Total IAC shareholders' equity	1,948,394	1,905,049
Noncontrolling interests	52,242	55,091
Total shareholders' equity	2,000,636	1,960,140
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,582,575	$3,409,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenue	$714,470	$516,884	$2,035,682	$1,462,501
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	261,932	188,642	722,193	542,832
Selling and marketing expense	236,763	153,296	669,671	426,764
General and administrative expense	94,876	84,628	278,895	241,472
Product development expense	24,504	21,556	71,101	56,558
Depreciation	13,150	17,484	37,490	43,373
Amortization of intangibles	5,212	4,538	18,058	9,195
Total costs and expenses	636,437	470,144	1,797,408	1,320,194
Operating income	78,033	46,740	238,274	142,307
Equity in losses of unconsolidated affiliates	(3,298)	(15,078)	(28,208)	(25,677)
Other (expense) income, net	(944)	4,308	(1,267)	10,697
Earnings from continuing operations before income taxes	73,791	35,970	208,799	127,327
Income tax (provision) benefit	(27,606)	32,003	(83,360)	6,444
Earnings from continuing operations	46,185	67,973	125,439	133,771
Loss from discontinued operations, net of tax	(5,624)	(3,922)	(6,581)	(8,358)
Net earnings	40,561	64,051	118,858	125,413
Net loss (earnings) attributable to noncontrolling interests	156	922	(331)	54
Net earnings attributable to IAC shareholders	$40,717	$64,973	$118,527	$125,467

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.52	$0.81	$1.46	$1.52
Diluted earnings per share from continuing operations	$0.49	$0.73	$1.35	$1.41
Basic earnings per share	$0.46	$0.77	$1.38	$1.43
Diluted earnings per share	$0.43	$0.69	$1.28	$1.32

Dividends declared per share	$0.24	$—	$0.48	$—

Non-cash compensation expense by function:
Cost of revenue	$1,550	$1,449	$4,775	$3,682
Selling and marketing expense	1,386	1,241	3,512	3,476
General and administrative expense	18,850	18,118	52,378	53,444
Product development expense	1,565	2,077	4,593	5,451
Total non-cash compensation expense	$23,351	$22,885	$65,258	$66,053
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net earnings	$40,561	$64,051	$118,858	$125,413
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	14,609	(39,619)	(4,940)	(29,631)
Change in net unrealized (losses) gains on available-for-sale securities	(8,758)	(16,624)	4,685	18,192
Total other comprehensive income (loss)	5,851	(56,243)	(255)	(11,439)
Comprehensive income	46,412	7,808	118,603	113,974
Comprehensive (income) loss attributable to noncontrolling interests	(2,026)	7,078	476	6,084
Comprehensive income attributable to IAC shareholders	$44,386	$14,886	$119,079	$120,058
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2011	$50,349	$234	234,101	$16	16,157	$11,280,173	$(477,785)	$(12,443)	$(8,885,146)	$1,905,049	$55,091	$1,960,140
Net (loss) earnings for the nine months ended September 30, 2012	(1,311)	—	—	—	—	—	118,527	—	—	118,527	1,642	120,169
Other comprehensive (loss) income, net of tax	(485)	—	—	—	—	—	—	552	—	552	(322)	230
Non-cash compensation expense	—	—	—	—	—	63,235	—	—	—	63,235	2,023	65,258
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	3	2,918	—	—	35,958	—	—	—	35,961	—	35,961
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	18,865	—	—	—	18,865	—	18,865
Issuance of common stock upon the exercise of warrants	—	12	11,728	—	—	284,099	—	—	—	284,111	—	284,111
Dividends	—	—	—	—	—	(45,841)	—	—	—	(45,841)	—	(45,841)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(423,169)	(423,169)	—	(423,169)
Purchase of redeemable noncontrolling interests	(2,955)	—	—	—	—	—	—	—	—	—	—	—
Fair value of redeemable noncontrolling interests adjustment	8,896	—	—	—	—	(8,896)	—	—	—	(8,896)	—	(8,896)
Transfer from noncontrolling interests to redeemable noncontrolling interests	7,192	—	—	—	—	—	—	—	—	—	(7,192)	(7,192)
Other	(2,730)	—	—	—	—	—	—	—	—	—	1,000	1,000
Balance as of September 30, 2012	$58,956	$249	248,747	$16	16,157	$11,627,593	$(359,258)	$(11,891)	$(9,308,315)	$1,948,394	$52,242	$2,000,636
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$118,858	$125,413
Less: Discontinued operations, net of tax	(6,581)	(8,358)
Earnings from continuing operations	125,439	133,771
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	65,258	66,053
Depreciation	37,490	43,373
Amortization of intangibles	18,058	9,195
Deferred income taxes	5,410	(44,548)
Equity in losses of unconsolidated affiliates	28,208	25,677
Gain on sales of investments	(1,876)	(1,861)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,443)	(27,494)
Other current assets	(9,749)	9,005
Accounts payable and other current liabilities	18,700	15,512
Income taxes payable	29,479	6,173
Deferred revenue	10,575	26,668
Other, net	13,058	8,042
Net cash provided by operating activities attributable to continuing operations	323,607	269,566
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(377,123)	(278,469)
Capital expenditures	(32,363)	(27,346)
Proceeds from maturities and sales of marketable debt securities	79,353	528,170
Purchases of marketable debt securities	(47,902)	(154,718)
Proceeds from sales of long-term investments	12,744	14,021
Purchases of long-term investments	(10,031)	(84,441)
Other, net	(12,264)	(11,436)
Net cash used in investing activities attributable to continuing operations	(387,586)	(14,219)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(434,041)	(389,566)
Issuance of common stock, net of withholding taxes	320,070	62,045
Dividends	(43,695)	—
Excess tax benefits from stock-based awards	23,486	22,878
Other, net	(4,696)	(3,699)
Net cash used in financing activities attributable to continuing operations	(138,876)	(308,342)
Total cash used in continuing operations	(202,855)	(52,995)
Total cash used in discontinued operations	(1,866)	(7,379)
Effect of exchange rate changes on cash and cash equivalents	2,347	(2,414)
Net decrease in cash and cash equivalents	(202,374)	(62,788)
Cash and cash equivalents at beginning of period	704,153	742,099
Cash and cash equivalents at end of period	$501,779	$679,311
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and internet company comprised of more than 150 brands and products, including Match.com, Ask.com, CollegeHumor.com, and CityGrid Media. Focused in the areas of search, personals, local and media, IAC's family of websites is one of largest in the world, with 1.2 billion monthly visits across more than 30 countries.
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
During the first and second quarters of 2012, the Company renamed and realigned its reportable segments. Search was renamed "Search & Applications". The Media & Other segment was separated into a "Media" segment and an "Other" segment. The Company created a new segment called "Local" that includes HomeAdvisor (formerly ServiceMagic), which was previously reported as its own separate segment, and CityGrid Media, which was previously included in the Search & Applications segment. In addition, DailyBurn was moved from the Search & Applications segment to the Media segment and Pronto was moved from the Media & Other segment to the Search & Applications segment. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three and nine months ended September 30, 2012, revenue earned from Google was $357.2 million and $1.0 billion, respectively. For the three and nine months ended September 30, 2011, revenue earned from Google was $242.9 million and $679.1 million, respectively. This revenue was earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $125.3 million at September 30, 2012 and $105.7 million at December 31, 2011.
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
For the three and nine months ended September 30, 2012, the Company recorded an income tax provision for continuing operations of $27.6 million and $83.4 million, respectively, which represents effective income tax rates of 37% and 40%, respectively. The effective rate for the three months ended September 30, 2012 is higher than the statutory rate of 35% due primarily to state taxes and interest on reserves for tax contingencies, partially offset by foreign income taxed at lower rates. The effective rate for the nine months ended September 30, 2012 is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for tax contingencies, a valuation allowance on the deferred tax asset created by The Newsweek/Daily Beast Company ("Newsweek Daily Beast") non-cash re-measurement charge related to our acquisition of a controlling interest, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on the beginning of the year deferred tax assets related to investments in unconsolidated affiliates.
For the three and nine months ended September 30, 2011, the Company recorded an income tax benefit for continuing operations of $32.0 million and $6.4 million, respectively, despite pre-tax income of $36.0 million and $127.3 million , respectively. The income tax benefit for the three months ended September 30, 2011 is due principally to the reversal of a previously established deferred tax liability of $43.6 million associated with the 2009 gain that was recognized upon the exchange of Match Europe for a 27% interest in Meetic S.A. ("Meetic"). In connection with the acquisition of a controlling interest in Meetic in 2011, the Company concluded that it intends to indefinitely reinvest the earnings of Match's international operations related to Meetic, including the 2009 gain on the sale of Match Europe outside of the United States. This income tax benefit was partially offset by the non-deductible nature of the non-cash re-measurement charge related to Match's 27% equity method investment in Meetic that was recorded upon our acquisition of a controlling interest. The income tax benefit for the nine months ended September 30, 2011 is due principally to the release of a previously established deferred tax liability as described above in the three month discussion, foreign income taxed at lower rates, and the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and expirations of statutes of limitations, partially offset by interest on reserves for tax contingencies, states taxes, and the non-deductible nature of the non-cash re-measurement charge as described above in the three month discussion.
At September 30, 2012 and December 31, 2011, unrecognized tax benefits, including interest, were $485.8 million and $462.8 million, respectively. Unrecognized tax benefits, including interest, at September 30, 2012 increased $23.0 million from December 31, 2011 due principally to a net increase in deductible timing differences and additions for tax positions related to prior years. Of the total unrecognized tax benefits at September 30, 2012, $468.5 million is included in "Income taxes payable," $12.1 million relates to deferred tax assets included in "Deferred income taxes" and $5.2 million is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Included in unrecognized tax benefits at September 30, 2012 is $79.8 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at September 30, 2012 are subsequently recognized, $94.7 million and $226.4 million, net of related deferred tax assets and interest, would reduce income tax expense for continuing operations and discontinued operations, respectively.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended September 30, 2012 is a $1.6 million expense and a $0.4 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in income tax provision for continuing operations and discontinued operations for the nine months ended September 30, 2012 is a $3.3 million expense and a $3.8 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2012 and December 31, 2011, the Company has accrued $112.2 million and $111.2 million, respectively, for the payment of interest. At September 30, 2012 and December 31, 2011, the Company has accrued $2.8 million and $2.5 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement of these tax years has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its audit of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2009 has been extended to December 31, 2013. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $68.9 million within twelve months of the current reporting date, of which approximately $13.3 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.
NOTE 3—BUSINESS COMBINATIONS
Acquisition of About, Inc.
On September 24, 2012, IAC completed its purchase of all the outstanding shares of About, Inc. (“The About Group”), an online content and reference library offering expert, quality content across 90,000 topics. The preliminary purchase price was $300 million, which was paid in cash, plus an amount equal to the estimated net working capital at closing.
The financial results of The About Group will be included in IAC's consolidated financial statements, within the Search & Applications segment, beginning October 1, 2012. The estimated fair values of the assets acquired and liabilities assumed of The About Group reflected in the accompanying consolidated balance sheet at September 30, 2012 are preliminary.
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$998
Other current assets	23,316
Property and equipment	14,681
Goodwill	176,127
Intangible assets	110,400
Other assets	1,613
Total assets	327,135
Current liabilities	(7,543)
Other liabilities	(3,336)
Net assets	$316,256
The purchase price was based on the expected financial performance of The About Group, not on the value of the net identifiable assets at the time of acquisition, which resulted in a significant portion of the purchase price being attributed to goodwill. The expected financial performance of The About Group reflects that it is complementary and synergistic to the existing businesses of the Company's Search & Applications segment, particularly Ask.com.

Intangible assets are as follows:

	(In thousands)	Weighted-average Amortization Life (Years)
Indefinite-lived trade names	$37,000	Indefinite
Content	48,400	4.0
Technology	16,100	3.0
Advertiser relationships	7,400	2.0
Customer lists	1,500	3.0
Total	$110,400	3.6
The About Group's other current assets, property and equipment, other assets, current liabilities and other liabilities were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair value of trade names was determined using a relief from royalty method. The fair value of content was determined using an excess earnings method. The fair value of developed technology was determined using replacement cost. The fair value of advertiser relationships was determined using a "with or without" method, which determines the present value of profits that would be lost without the relationships. The fair value of customer lists was determined using an excess earnings method.The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. Substantially all of the amount attributed to goodwill is tax deductible.
The Company is in the process of completing its determination of the fair values of the assets acquired and liabilities assumed and the preliminary fair values are subject to revision. These fair values are expected to be finalized in the fourth quarter of 2012.
Acquisition of Meetic
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
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of IAC, Meetic and The About Group as if the acquisition of The About Group had occurred on January 1, 2011 and the acquisition of Meetic had occurred on January 1, 2010. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisitions occurred on the dates stated above. For the three and nine months ended September 30, 2012, pro forma adjustments reflected below include an increase of $0.6 million and a decrease of $1.9 million in amortization of intangible assets, respectively. For the three and nine months ended September 30, 2011, pro forma adjustments reflected below include increases of $6.2 million and $19.0 million in amortization of intangible assets, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenue	$740,086	$593,545	$2,115,866	$1,727,843
Net earnings attributable to IAC shareholders	$47,146	$83,899	$144,997	$161,890
Basic earnings per share attributable to IAC shareholders	$0.53	$0.99	$1.69	$1.84
Diluted earnings per share attributable to IAC shareholders	$0.50	$0.89	$1.56	$1.71
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
The balance of goodwill and intangible assets, net is as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Goodwill	$1,556,833	$1,358,524
Intangible assets with indefinite lives	388,031	351,488
Intangible assets with definite lives, net	103,454	26,619
Total goodwill and intangible assets, net	$2,048,318	$1,736,631
The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the nine months ended September 30, 2012:

	Balance as of December 31, 2011	Additions	(Deductions)	Foreign Exchange Translation	Balance as of September 30, 2012
	(In thousands)
IAC Search & Media	$526,444	$182,969	$(218)	$—	$709,195
Search & Applications	526,444	182,969	(218)	—	709,195
Match	667,073	13,347	(3,163)	(10,216)	667,041
HomeAdvisor	109,947	1,880	—	(383)	111,444
CityGrid Media	17,751	14,093	—	—	31,844
Local	127,698	15,973	—	(383)	143,288
Connected Ventures	8,267	—	—	—	8,267
DailyBurn	7,323	—	—	—	7,323
Media	15,590	—	—	—	15,590
Shoebuy	21,719	—	—	—	21,719
Other	21,719	—	—	—	21,719
Total	$1,358,524	$212,289	$(3,381)	$(10,599)	$1,556,833
Additions primarily relate to the acquisition of The About Group. Both the December 31, 2011 and September 30, 2012 goodwill balances include accumulated impairment losses of $916.9 million, $28.0 million and $11.6 million at IAC Search & Media, Shoebuy and Connected Ventures, respectively.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At September 30, 2012, intangible assets with definite lives are as follows:

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
	(In thousands)
Content	$48,400	$—	$48,400	4.0
Technology	38,895	(8,146)	30,749	3.0
Customer lists	22,767	(17,363)	5,404	1.2
Advertiser and supplier relationships	17,046	(6,469)	10,577	4.3
Other	13,662	(5,338)	8,324	8.3
Total	$140,770	$(37,316)	$103,454	3.7
At December 31, 2011, intangible assets with definite lives are as follows:

	Cost	Accumulated Amortization	Net	Weighted-Average Amortization Life (Years)
	(In thousands)
Customer lists	$18,050	$(8,837)	$9,213	1.0
Technology	16,145	(3,858)	12,287	2.2
Supplier relationships	8,946	(5,298)	3,648	6.4
Other	6,063	(4,592)	1,471	3.4
Total	$49,204	$(22,585)	$26,619	2.6
Amortization of intangible assets with definite lives is computed either on a straight-line basis or based on the period in which the economic benefits of the asset will be realized. At September 30, 2012, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

(In thousands)
Remainder of 2012	$11,500
2013	38,943
2014	25,844
2015	16,551
2016	6,467
2017	1,426
Thereafter	2,723
Total	$103,454
NOTE 5—MARKETABLE SECURITIES
At September 30, 2012, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$15,592	$40	$—	$15,632
States of the U.S. and state political subdivisions	112,340	653	(2)	112,991
Total debt securities	127,932	693	(2)	128,623
Equity security	—	10,303	—	10,303
Total marketable securities	$127,932	$10,996	$(2)	$138,926
At December 31, 2011, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$48,621	$99	$(15)	$48,705
States of the U.S. and state political subdivisions	111,758	587	(22)	112,323
Total debt securities	160,379	686	(37)	161,028
Equity security	4,656	11	—	4,667
Total marketable securities	$165,035	$697	$(37)	$165,695
The net unrealized gains in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
The contractual maturities of debt securities classified as available-for-sale at September 30, 2012 are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$55,986	$56,163
Due after one year through five years	71,946	72,460
Total	$127,932	$128,623
The following table summarizes investments in marketable debt securities (3 in total at September 30, 2012) that have been in a continuous unrealized loss position for less than twelve months:

	September 30, 2012		December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$—	$—	$12,920	$(15)
States of the U.S. and state political subdivisions	5,895	(2)	11,711	(22)
Total	$5,895	$(2)	$24,631	$(37)
At September 30, 2012 and December 31, 2011, there are no investments in marketable securities that have been in a continuous unrealized loss position for twelve months or longer.
Substantially all of the Company's marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate to changes in interest rates. Because the Company does not intend to sell any marketable debt securities, and it is not more likely than not that the Company will be required to sell any marketable debt securities, before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at September 30, 2012.
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains and losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$40,570	$128,287	$88,347	$542,191
Gross realized gains	241	387	2,039	2,303
Gross realized losses	—	—	—	(18)
Gross realized gains and losses from the maturities and sales of available-for-sale marketable securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive income (loss) into other (expense) income, net related to the maturities and sales of available-for-sale securities for the three and nine months ended September 30, 2012, were less than $0.1 million and $0.9 million, respectively. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive income (loss) into other (expense) income, net related to the maturities and sales of available-for-sale securities for the three and nine months ended September 30, 2011, were $0.6 million and $2.0 million, respectively.
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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2012
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$184,449	$—	$—	$184,449
Commercial paper	—	84,443	—	84,443
Time deposits	—	4,400	—	4,400
Marketable securities:
Corporate debt securities	—	15,632	—	15,632
States of the U.S. and state political subdivisions	—	112,991	—	112,991
Equity security	10,303	—	—	10,303
Long-term investments:
Auction rate security	—	—	7,330	7,330
Marketable equity securities	66,078	—	—	66,078
Total	$260,830	$217,466	$7,330	$485,626

	December 31, 2011
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Treasury and government agency money market funds	$321,314	$—	$—	$321,314
Commercial paper	—	237,942	—	237,942
Time deposits	—	4,750	—	4,750
Marketable securities:
Corporate debt securities	—	48,705	—	48,705
States of the U.S. and state political subdivisions	—	112,323	—	112,323
Equity security	4,667	—	—	4,667
Long-term investments:
Auction rate security	—	—	5,870	5,870
Marketable equity securities	74,691	—	—	74,691
Total	$400,672	$403,720	$5,870	$810,262
Liabilities:
Contingent consideration arrangement	$—	$—	$(10,000)	$(10,000)
The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2012	2011
	Auction Rate Security	Auction Rate Security	Contingent Consideration Arrangement
	(In thousands)
Balance at July 1	$6,730	$8,680	$(10,000)
Total net gains (losses) (realized and unrealized):
Included in other comprehensive income	600	(2,820)	—
Balance at September 30	$7,330	$5,860	$(10,000)

	Nine Months Ended September 30,
	2012		2011
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Securities	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$5,870	$(10,000)	$13,100	$—
Total net gains (losses) (realized and unrealized):
Included in other comprehensive income	1,460	—	(2,240)	—
Fair value at date of acquisition	—	—	—	(40,000)
Settlements	—	10,000	(5,000)	30,000
Balance at September 30	$7,330	$—	$5,860	$(10,000)
There are no gains or losses included in earnings for the three and nine months ended September 30, 2012 and 2011, relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs.
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow stream of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $2.7 million and $4.1 million at September 30, 2012 and December 31, 2011, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At September 30, 2012, the auction rate security is rated A/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at September 30, 2012, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
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
NOTE 7—FINANCIAL INSTRUMENTS
The fair values of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies.

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$501,779	$501,779	$704,153	$704,153
Marketable securities	138,926	138,926	165,695	165,695
Long-term marketable equity securities	66,078	66,078	74,691	74,691

Liabilities:
Current maturities of long-term debt	(15,844)	(16,055)	—	—
Long-term debt, net of current maturities	(80,000)	(81,561)	(95,844)	(93,339)
The carrying value of cash equivalents approximates fair value due to their short-term maturity. The fair value of long‑term debt, including current maturities, is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. See Note 6 for description of the method used to determine the fair value of marketable securities. The fair value of long-term debt, including current maturities, is determined only for disclosure purposes and is based on Level 3 inputs.
The cost basis of the Company's long-term marketable equity securities at September 30, 2012 was $50.8 million, with gross unrealized gains of $24.2 million and a gross unrealized loss of $8.9 million, included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The cost basis of the Company's long-term marketable equity securities at December 31, 2011 was $53.1 million, with gross unrealized gains of $29.8 million and a gross unrealized loss of $8.2 million. The Company evaluated the near-term prospects of the issuer of the equity security with the unrealized loss in relation to the severity and duration of the unrealized loss and based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for an expected recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2012.
At September 30, 2012 and December 31, 2011, the carrying values of the Company's investments accounted for under the cost method totaled $88.1 million and $82.3 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for possible impairment on a quarterly basis and determines the fair value if indicators of impairment are deemed to be present; the Company recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
NOTE 8—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$46,185	$46,185	$67,973	$67,973
Net loss attributable to noncontrolling interests	156	156	922	922
Earnings from continuing operations attributable to IAC shareholders	46,341	46,341	68,895	68,895
Loss from discontinued operations attributable to IAC shareholders	(5,624)	(5,624)	(3,922)	(3,922)
Net earnings attributable to IAC shareholders	$40,717	$40,717	$64,973	$64,973

Denominator:
Weighted average basic shares outstanding	88,296	88,296	84,613	84,613
Dilutive securities including stock options, warrants, RSUs(a)(b)	—	6,394	—	9,129
Denominator for earnings per share—weighted average shares(a)(b)	88,296	94,690	84,613	93,742

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.52	$0.49	$0.81	$0.73
Discontinued operations	(0.06)	(0.06)	(0.04)	(0.04)
Earnings per share	$0.46	$0.43	$0.77	$0.69

	Nine Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$125,439	$125,439	$133,771	$133,771
Net (earnings) loss attributable to noncontrolling interests	(331)	(331)	54	54
Earnings from continuing operations attributable to IAC shareholders	125,108	125,108	133,825	133,825
Loss from discontinued operations attributable to IAC shareholders	(6,581)	(6,581)	(8,358)	(8,358)
Net earnings attributable to IAC shareholders	$118,527	$118,527	$125,467	$125,467

Denominator:
Weighted average basic shares outstanding	85,766	85,766	87,898	87,898
Dilutive securities including stock options, warrants, RSUs(a)(b)	—	7,026	—	6,992
Denominator for earnings per share—weighted average shares(a)(b)	85,766	92,792	87,898	94,890

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$1.46	$1.35	$1.52	$1.41
Discontinued operations	(0.08)	(0.07)	(0.09)	(0.09)
Earnings per share	$1.38	$1.28	$1.43	$1.32
_______________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs") and performance-based stock units ("PSUs"). At September 30, 2012, there are no warrants outstanding. For the three and nine months ended September 30, 2012, approximately 0.3 million and 0.7 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2011, approximately 0.8 million and 1.3 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
At September 30, 2012, there were approximately 2.3 million PSUs included in the calculation of diluted earnings per share, as their performance conditions have been met. Prior to September 30, 2012, no PSUs were included in diluted earnings per share. For the three and nine months ended September 30, 2012, approximately 0.6 million PSUs are excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2011, approximately 3.3 million PSUs are excluded from the calculation of diluted earnings per share.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
Search & Applications	$370,227	$258,875	$1,062,187	$731,054
Match	178,190	132,328	530,883	360,354
Local	84,314	80,124	245,938	231,465
Media	52,736	18,692	107,015	51,811
Other	29,064	27,023	89,899	88,442
Inter-segment elimination	(61)	(158)	(240)	(625)
Total	$714,470	$516,884	$2,035,682	$1,462,501

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Operating Income (Loss):
Search & Applications	$69,036	$45,508	$216,593	$144,780
Match	56,078	36,677	143,083	101,105
Local	7,343	7,324	22,802	22,484
Media	(13,178)	(2,837)	(27,152)	(10,545)
Other	(2,685)	(1,648)	(6,581)	(3,891)
Corporate	(38,561)	(38,284)	(110,471)	(111,626)
Total	$78,033	$46,740	$238,274	$142,307

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Operating Income Before Amortization:
Search & Applications	$69,192	$46,280	$216,771	$145,742
Match	59,980	40,207	159,953	107,530
Local	7,817	7,767	23,599	23,836
Media	(12,236)	(2,651)	(25,426)	(10,301)
Other	(2,259)	(1,339)	(5,412)	(2,970)
Corporate	(15,898)	(16,101)	(47,895)	(46,282)
Total	$106,596	$74,163	$321,590	$217,555

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Depreciation:
Search & Applications	$3,343	$9,824	$10,019	$21,389
Match	4,502	2,481	11,781	7,059
Local	2,463	2,738	7,739	7,325
Media	424	153	898	546
Other	286	209	787	623
Corporate	2,132	2,079	6,266	6,431
Total	$13,150	$17,484	$37,490	$43,373
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
United States	$499,409	$393,398	$1,417,622	$1,150,895
All other countries	215,061	123,486	618,060	311,606
Total	$714,470	$516,884	$2,035,682	$1,462,501

	September 30, 2012	December 31, 2011
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$257,150	$246,550
All other countries	15,167	13,038
Total	$272,317	$259,588

The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, and (4) one-time items. The Company believes this measure is useful to investors because it represents the operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-U.S. GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non‑U.S. GAAP measure.

The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments:

	Three Months Ended September 30, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$69,192	$(9)	$(147)	$69,036
Match	59,980	(560)	(3,342)	56,078
Local	7,817	—	(474)	7,343
Media	(12,236)	(62)	(880)	(13,178)
Other	(2,259)	(57)	(369)	(2,685)
Corporate	(15,898)	(22,663)	—	(38,561)
Total	$106,596	$(23,351)	$(5,212)	$78,033

	Three Months Ended September 30, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$46,280	$(4)	$(768)	$45,508
Match	40,207	(423)	(3,107)	36,677
Local	7,767	—	(443)	7,324
Media	(2,651)	(186)	—	(2,837)
Other	(1,339)	(89)	(220)	(1,648)
Corporate	(16,101)	(22,183)	—	(38,284)
Total	$74,163	$(22,885)	$(4,538)	$46,740

	Nine Months Ended September 30, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$216,771	$(26)	$(152)	$216,593
Match	159,953	(2,023)	(14,847)	143,083
Local	23,599	—	(797)	22,802
Media	(25,426)	(566)	(1,160)	(27,152)
Other	(5,412)	(67)	(1,102)	(6,581)
Corporate	(47,895)	(62,576)	—	(110,471)
Total	$321,590	$(65,258)	$(18,058)	$238,274

	Nine Months Ended September 30, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$145,742	$210	$(1,172)	$144,780
Match	107,530	(423)	(6,002)	101,105
Local	23,836	—	(1,352)	22,484
Media	(10,301)	(241)	(3)	(10,545)
Other	(2,970)	(255)	(666)	(3,891)
Corporate	(46,282)	(65,344)	—	(111,626)
Total	$217,555	$(66,053)	$(9,195)	$142,307
NOTE 10—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Property and equipment, net

	September 30, 2012	December 31, 2011
	(In thousands)
Buildings and leasehold improvements	$235,275	$235,737
Computer equipment and capitalized software	206,210	186,016
Furniture and other equipment	43,813	43,156
Projects in progress	17,677	7,643
Land	5,117	5,117
	508,092	477,669
Less: accumulated depreciation and amortization	(235,775)	(218,081)
Property and equipment, net	$272,317	$259,588
Accumulated other comprehensive loss

	September 30, 2012	December 31, 2011
	(In thousands)
Foreign currency translation adjustment, net of tax	$(29,306)	$(25,174)
Unrealized gains on available-for-sale securities, net of tax	17,415	12,731
Accumulated other comprehensive loss	$(11,891)	$(12,443)

Other (expense) income, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Interest income	$789	$1,224	$2,849	$3,676
Interest expense	(1,391)	(1,425)	(4,102)	(4,135)
Gain on sales of investments	217	317	1,876	1,861
Non-income tax refunds related to Match Europe, which was sold in 2009	—	—	—	4,630
Foreign currency exchange (losses) gains, net	(526)	3,748	(1,564)	4,050
Other	(33)	444	(326)	615
Other (expense) income, net	$(944)	$4,308	$(1,267)	$10,697
NOTE 11—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non‑income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See Note 2 for additional information related to income tax contingencies.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

IAC is a leading media and internet company comprised of more than 150 brands and products, including Match.com, Ask.com, CollegeHumor.com, and CityGrid Media. Focused in the areas of search, personals, local and media, IAC's family of websites is one of largest in the world, with 1.2 billion monthly visits across more than 30 countries.

For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2011.

Results of Operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	$ Change	% Change	2011	2012	$ Change	% Change	2011
	(Dollars in thousands)
Search & Applications	$370,227	$111,352	43%	$258,875	$1,062,187	$331,133	45%	$731,054
Match	178,190	45,862	35%	132,328	530,883	170,529	47%	360,354
Local	84,314	4,190	5%	80,124	245,938	14,473	6%	231,465
Media	52,736	34,044	182%	18,692	107,015	55,204	107%	51,811
Other	29,064	2,041	8%	27,023	89,899	1,457	2%	88,442
Inter-segment elimination	(61)	97	62%	(158)	(240)	385	62%	(625)
Total	$714,470	$197,586	38%	$516,884	$2,035,682	$573,181	39%	$1,462,501

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue in 2012 increased from 2011 primarily as a result of increases of $111.4 million from Search & Applications, $45.9 million from Match and $34.0 million from Media.

Search & Applications revenue increased 43% to $370.2 million, reflecting strong growth from both Websites (which includes Ask.com, Pronto and Dictionary.com, excluding downloadable applications related to the aforementioned sites) and Applications (which includes our direct to consumer applications business (B2C) and our partnership operations (B2B), as well as downloadable applications related to Ask.com and Dictionary.com). Websites revenue grew 49% to $183.0 million, reflecting strong query gains of 52%. Applications revenue grew 38% to $187.2 million, driven by 20% query growth and year over year monetization gains driven by increased contributions from existing and new partners and products.

Match revenue increased 35% to $178.2 million benefiting from the full quarter contribution of $50.9 million from Meetic as compared to the prior year period contribution of $11.1 million, and growth within our Core operations (consisting of Match.com in the U.S., Chemistry and People Media). Meetic revenue in the prior year period (consolidated with effect from September 1, 2011) was negatively impacted by the write-off of $9.6 million of deferred revenue in connection with its acquisition. Core revenue increased 8% to $110.8 million driven by an 8% increase in subscribers.

Media revenue increased 182% to $52.7 million primarily due to the impact of The Newsweek/Daily Beast Company ("Newsweek Daily Beast"), consolidated beginning June 1, 2012 following the Company's acquisition of a controlling interest, as well as strong growth from Electus and Vimeo.

A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to a paid listing supply agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended September 30, 2012 and 2011, revenue earned from Google was $357.2 million and $242.9 million, respectively. This revenue was earned by the businesses comprising the Search & Applications segment.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenue in 2012 increased from 2011 primarily as a result of increases of $331.1 million from Search & Applications, $170.5 million from Match, $55.2 million from Media and $14.5 million from Local.

Search & Applications revenue increased 45% to $1.1 billion. Applications and Websites revenue increased 48% and 43%, respectively, to $548.8 million and $513.3 million, respectively, due primarily to the factors described above in the three month discussion. Websites revenue grew more slowly than queries due to the prior year period benefiting from $21.5 million of revenue related to our direct sponsored listings business, which was sold in 2011, and modest revenue growth at Pronto and Dictionary.com.

Match revenue increased 47% to $530.9 million benefiting from the contribution of Meetic and growth within our Core operations, partially offset by a decrease in Developing revenue. Core revenue increased 12% to $329.1 million driven by an increase in subscribers. Meetic revenue in 2012 and 2011 of $152.2 million and $11.1 million, respectively, were negatively impacted by the write-off of $5.2 million and $9.6 million, respectively, of deferred revenue in connection with its acquisition. Revenue from Developing (which includes OkCupid, DateHookup and Match's non-Meetic international operations) decreased 11% to $49.5 million, despite strong growth from OkCupid, due to lower subscription revenue from Singlesnet. Excluding the results of Meetic, revenue grew 8% to $378.7 million.

Local revenue increased 6% to $245.9 million, reflecting growth from HomeAdvisor's (formerly ServiceMagic) domestic and international operations. HomeAdvisor domestic revenue grew due to higher average lead acceptance fees. HomeAdvisor international revenue grew due to an increase in service request accepts and higher average lead acceptance fees. CityGrid Media revenue increased due to the contribution of Felix, a pay-per-call advertising service that was acquired in August 2012, and higher reseller revenue, partially offset by a decline in revenue from direct sales.

Media revenue increased 107% to $107.0 million primarily due to the factors described above in the three month discussion.

For the nine months ended September 30, 2012 and 2011, revenue earned from Google was $1.0 billion and $679.1 million, respectively.

Cost of revenue

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$261,932	$73,290	39%	$188,642
As a percentage of revenue	37%		16 bp	36%
_____________________________
bp = basis points
Cost of revenue consists primarily of traffic acquisition costs. Traffic acquisition costs consist of payments made to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes Shoebuy's cost of products sold and shipping and handling costs, production costs related to digital content produced by Electus and other businesses within our Media segment, content acquisition costs, expenses associated with the operation of the Company's data centers, including compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, rent, energy and bandwidth costs.

Cost of revenue in 2012 increased from 2011 primarily due to increases of $36.0 million from Media and $31.7 million from Search & Applications. Cost of revenue from Media increased primarily due to Newsweek Daily Beast, consolidated beginning June 1, 2012, and increased production costs at Electus related to the increase in its revenue. The increase in cost of revenue from Search & Applications was primarily due to an increase of $32.4 million in traffic acquisition costs primarily related to the increased revenue from our B2B operations. As a percentage of revenue, traffic acquisition costs at Search & Applications decreased compared to the prior year period due to an increase in the proportion of revenue from Websites that resulted from increased online marketing.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$722,193	$179,361	33%	$542,832
As a percentage of revenue	35%		(164) bp	37%

Cost of revenue in 2012 increased from 2011 primarily due to increases of $107.7 million from Search & Applications, $53.2 million from Media and $12.2 million from Match. The increases from Search & Applications and Media are primarily due to the factors described above in the three month discussion. The increase from Match is due to the acquisition of Meetic, which was not in the full prior year period, partially offset by a decrease in customer acquisition costs.

Selling and marketing expense

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$236,763	$83,467	54%	$153,296
As a percentage of revenue	33%		348 bp	30%

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

Selling and marketing expense in 2012 increased from 2011 primarily due to increases of $61.0 million from Search & Applications and $23.1 million from Match. The increase from Search & Applications is primarily due to an increase in online marketing related to Ask.com and from existing B2C downloadable applications. Selling and marketing expense at Match increased primarily due to the acquisition of Meetic, which was not in the full prior year period, and an increase in offline marketing spend.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$669,671	$242,907	57%	$426,764
As a percentage of revenue	33%		372 bp	29%

Selling and marketing expense in 2012 increased from 2011 primarily due to increases of $161.1 million from Search & Applications and $78.8 million from Match. The increases from Search & Applications and Match are primarily due to the factors described above in the three month discussion.

General and administrative expense

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$94,876	$10,248	12%	$84,628
As a percentage of revenue	13%		(309) bp	16%

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

General and administrative expense in 2012 increased from 2011 primarily due to increases of $4.1 million from Media and $3.9 million from Local, partially offset by a decrease of $2.4 million from Match. The increase from Media resulted primarily from Newsweek Daily Beast, consolidated beginning June 1, 2012, and Electus. The increase in general and administrative expense from Local is primarily due to higher compensation and employee-related expenses at HomeAdvisor as well as an increase in bad debt expense. General and Administrative expense from Match decreased primarily due to lower professional fees due, in part, to the inclusion in the prior year period of $2.5 million in transaction fees associated with the Meetic acquisition. As a percentage of revenue, general and administrative expense decreased from 2011 primarily due to operating expense leverage at Corporate and Search & Applications.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$278,895	$37,423	15%	$241,472
As a percentage of revenue	14%		(281) bp	17%

General and administrative expense in 2012 increased from 2011 primarily due to increases of $13.3 million from Match, $12.0 million from Media and $10.0 million from Local. The increase from Match is primarily due to the acquisition of Meetic, which was not in the full prior year period, partially offset by a decrease in professional fees due, in part, to the inclusion in the prior year period of $3.7 million in transaction fees associated with the Meetic acquisition. The increases from Media and Local are primarily due to the factors described above in the three month discussion.

Product development expense

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development expense	$24,504	$2,948	14%	$21,556
As a percentage of revenue	3%		(74) bp	4%

Product development expense consists primarily of compensation and other employee-related costs (including stock‑based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

Product development expense in 2012 increased from 2011 primarily due to an increase of $2.5 million from Match related to an increase in headcount and the acquisition of Meetic, which was not in the full prior year period.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development expense	$71,101	$14,543	26%	$56,558
As a percentage of revenue	3%		(37) bp	4%

Product development expense in 2012 increased from 2011 primarily due to increases of $10.7 million from Match and $2.7 million from Other. The increase from Match is primarily due to the factors described above in the three month discussion. The increase from Other is primarily due to increased investment in Hatch Labs.

Depreciation

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Depreciation expense	$13,150	$(4,334)	(25)%	$17,484
As a percentage of revenue	2%		(154) bp	3%

Depreciation in 2012 decreased from 2011 resulting primarily from the write-off of $4.9 million in capitalized software costs associated with the exit of the Company's direct sponsored listings business in 2011, partially offset by an increase in depreciation from Match, which is primarily due to the acquisition of Meetic, which was not in the full prior year period.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Depreciation expense	$37,490	$(5,883)	(14)%	$43,373
As a percentage of revenue	2%		(112) bp	3%

Depreciation in 2012 decreased from 2011 resulting primarily from the factors described above in the three month discussion.

Operating Income Before Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	$ Change	% Change	2011	2012	$ Change	% Change	2011
	(Dollars in thousands)
Search & Applications	$69,192	$22,912	50%	$46,280	$216,771	$71,029	49%	$145,742
Match	59,980	19,773	49%	40,207	159,953	52,423	49%	107,530
Local	7,817	50	1%	7,767	23,599	(237)	(1)%	23,836
Media	(12,236)	(9,585)	(362)%	(2,651)	(25,426)	(15,125)	(147)%	(10,301)
Other	(2,259)	(920)	(69)%	(1,339)	(5,412)	(2,442)	(82)%	(2,970)
Corporate	(15,898)	203	1%	(16,101)	(47,895)	(1,613)	(3)%	(46,282)
Total	$106,596	$32,433	44%	$74,163	$321,590	$104,035	48%	$217,555

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Operating Income Before Amortization in 2012 increased from 2011 primarily due to increases of $22.9 million from Search & Applications and $19.8 million from Match, partially offset by increased losses of $9.6 million from Media.

Search & Applications Operating Income Before Amortization increased 50% to $69.2 million, benefiting from the higher revenue noted above and a decrease of $6.5 million in depreciation, partially offset by increases of $61.0 million in selling and marketing expense and $32.4 million in traffic acquisition costs. The decrease in depreciation is due to the write-off of $4.9 million in capitalized software costs associated with the exit of the Company's direct sponsored listings business in 2011. The increase in selling and marketing expense is primarily due to an increase in advertising and promotional expenditures, driven primarily by increased online marketing related to Ask.com and existing B2C downloadable applications. The increase in traffic acquisition costs is primarily due to increased revenue from our B2B operations.

Match Operating Income Before Amortization increased 49% to $60.0 million, primarily due to the positive contribution from Meetic in the current year period and higher Core revenue noted above. Operating Income Before Amortization in 2011 was negatively impacted by the write-off of $9.6 million of deferred revenue in connection with Meetic's acquisition. Operating Income Before Amortization, excluding Meetic, was impacted by increases in product development expense and selling and marketing expense, partially offset by a decrease in general and administrative expense. The increase in product development expense is primarily due to an increase in compensation and other employee-related costs due, in part, to an increase in headcount. Selling and marketing expense increased from 2011 primarily due to an increase in offline marketing spend. The decrease in general and administrative expense is primarily due to lower professional fees due primarily to the inclusion in the prior year period of $2.5 million in transaction fees associated with the Meetic acquisition.

Media Operating Income Before Amortization loss increased by $9.6 million to a loss of $12.2 million reflecting the consolidation of Newsweek Daily Beast beginning June 1, 2012.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Operating Income Before Amortization in 2012 increased from 2011 primarily due to increases of $71.0 million from Search & Applications and $52.4 million from Match, partially offset by increased losses of $15.1 million from Media.

Search & Applications Operating Income Before Amortization increased 49% to $216.8 million, benefiting from the higher revenue noted above and a decrease of $11.4 million in depreciation, partially offset by increases of $161.1 million in selling and marketing expense and $109.1 million in traffic acquisition costs. The decrease in depreciation and the increases in selling and marketing expense and traffic acquisition costs are primarily due to the factors described above in the three month discussion.

Match Operating Income Before Amortization increased 49% to $160.0 million, primarily due to the acquisition of Meetic and the higher Core revenue noted above. Operating Income Before Amortization, excluding Meetic, was impacted by increases in product development expense and selling and marketing expense, partially offset by decreases in cost of revenue and general and administrative expense. The increases in product development expense and selling and marketing expense and the decrease in general and administrative expense are primarily due to the factors described above in the three month discussion. The decrease in cost of revenue is primarily to lower customer acquisition costs.

Media Operating Income Before Amortization loss increased by $15.1 million to losses of $25.4 million due to the factor described above in the three month discussion.

Operating income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	$ Change	% Change	2011	2012	$ Change	% Change	2011
	(Dollars in thousands)
Search & Applications	$69,036	$23,528	52%	$45,508	$216,593	$71,813	50%	$144,780
Match	56,078	19,401	53%	36,677	143,083	41,978	42%	101,105
Local	7,343	19	—%	7,324	22,802	318	1%	22,484
Media	(13,178)	(10,341)	(365)%	(2,837)	(27,152)	(16,607)	(157)%	(10,545)
Other	(2,685)	(1,037)	(63)%	(1,648)	(6,581)	(2,690)	(69)%	(3,891)
Corporate	(38,561)	(277)	(1)%	(38,284)	(110,471)	1,155	1%	(111,626)
Total	$78,033	$31,293	67%	$46,740	$238,274	$95,967	67%	$142,307

Refer to Note 9 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment.

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Operating income in 2012 increased from 2011 primarily due to the increase of $32.4 million in Operating Income Before Amortization described above, partially offset by increases of $0.7 million in amortization of intangibles and $0.5 million in non-cash compensation expense.

At September 30, 2012, there was $102.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Operating income in 2012 increased from 2011 primarily due to the increase of $104.0 million in Operating Income Before Amortization described above and a decrease of $0.8 million in non-cash compensation expense, partially offset by an increase of $8.9 million in amortization of intangibles. The increase in amortization of intangibles is primarily due to the acquisition of Meetic.

Equity in losses of unconsolidated affiliates

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(3,298)	$11,780	78%	$(15,078)

Equity in losses of unconsolidated affiliates in 2011 includes a pre-tax non-cash charge of $11.7 million related to the re‑measurement of the carrying value of Match's 27% equity method investment in Meetic to fair value (i.e., the tender offer price of €15.00 per share) in connection with our acquisition of a controlling interest. Also contributing to the equity in losses of unconsolidated affiliates in 2011 is the losses related to the Company's investment in Newsweek Daily Beast, partially offset by earnings from our investment in Meetic through August 31, 2011.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(28,208)	$(2,531)	(10)%	$(25,677)

Equity in losses of unconsolidated affiliates in 2012 includes a pre-tax non-cash charge of $21.6 million related to the re‑measurement of the carrying value of our investment in Newsweek Daily Beast to fair value in connection with our acquisition of a controlling interest as well as losses related to Newsweek Daily Beast through May 31, 2012. Equity in losses of unconsolidated affiliates in 2011 includes the items described above in the three month discussion.

Other (expense) income, net

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Other (expense) income, net	$(944)	$(5,252)	NM	$4,308

Other (expense) income, net in 2012 decreased from 2011 primarily due to the inclusion of a foreign currency exchange gain of $3.3 million related to the funds that were held in escrow for the Meetic tender offer in September 2011.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Other (expense) income, net	$(1,267)	$(11,964)	NM	$10,697

Other (expense) income, net in 2012 decreased from 2011 primarily due to the inclusion in 2011 of $4.6 million in gains associated with certain non-income tax refunds related to Match Europe, which was sold in 2009, and the foreign currency exchange gain described above in the three month discussion.

Income tax (provision) benefit

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Income tax (provision) benefit	$(27,606)	$(59,609)	NM	$32,003

In 2012, the Company recorded an income tax provision for continuing operations of $27.6 million, which represents an effective income tax rate of 37%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to state taxes and interest on reserves for tax contingencies, partially offset by foreign income taxed at lower rates. In 2011, the Company recorded an income tax benefit for continuing operations of $32.0 million despite pre-tax income of $36.0 million. The income tax benefit is due principally to the reversal of a previously established deferred tax liability of $43.6 million associated with the 2009 gain that was recognized upon the exchange of Match Europe for a 27% interest in Meetic. In connection with the acquisition of a controlling interest in Meetic in 2011, the Company concluded that it intends to indefinitely reinvest the earnings of Match's international operations related to Meetic, including the 2009 gain on the sale of Match Europe outside of the United States. This income tax benefit was partially offset by the non-deductible nature of the non-cash re-measurement charge related to Match's 27% equity method investment in Meetic that was recorded upon our acquisition of a controlling interest.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	Nine Months Ended September 30,
	2012	$ Change	% Change	2011
	(Dollars in thousands)
Income tax (provision) benefit	$(83,360)	$(89,804)	NM	$6,444

In 2012, the Company recorded an income tax provision for continuing operations of $83.4 million, which represents an effective income tax rate of 40%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for tax contingencies, a valuation allowance on the deferred tax asset created by the Newsweek Daily Beast non-cash re-measurement charge related to our acquisition of a controlling interest, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on the beginning of the year deferred tax assets related to investments in unconsolidated affiliates. In 2011, the Company recorded an income tax benefit for continuing operations of $6.4 million despite pre-tax income of $127.3 million. The income tax benefit is due principally to the release of a previously established deferred tax liability as described above in the three month discussion, foreign income taxed at lower rates, and the reduction in state tax accruals resulting from income tax provision to tax return reconciliations and expirations of statutes of limitations, partially offset by interest on reserves for tax contingencies, state taxes, and the non-deductible nature of the non-cash re-measurement charge as described above in the three month discussion.

At September 30, 2012 and December 31, 2011, the Company has unrecognized tax benefits of $373.5 million and $351.6 million, respectively. Unrecognized tax benefits at September 30, 2012 increased $22.0 million from December 31, 2011 due principally to a net increase in deductible timing differences and additions for tax positions related to prior years. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended September 30, 2012 is a $1.6 million expense and a $0.4 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in income tax provision for continuing operations and discontinued operations for the nine months ended September 30, 2012 is a $3.3 million expense and a $3.8 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2012 and December 31, 2011, the Company has accrued $112.2 million and $111.2 million, respectively, for the payment of interest. At September 30, 2012 and December 31, 2011, the Company has accrued $2.8 million and $2.5 million, respectively, for penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2006. The settlement of these tax years has not yet been submitted to the Joint Committee of Taxation for approval. The IRS began its audit of the Company's tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2009 has been extended to December 31, 2013. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $68.9 million within twelve months of the current reporting date, of which approximately $13.3 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had $501.8 million of cash and cash equivalents, $138.9 million of marketable securities, and $95.8 million of long-term debt, including current maturities of $15.8 million. Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of AAA money market funds and time deposits. Marketable securities primarily consist of short-to-intermediate-term debt securities issued by states of the U.S. and subdivisions thereof and investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. Long-term debt, including current maturities, is comprised of $15.8 million in Senior Notes due January 15, 2013 and $80.0 million in Liberty Bonds due September 1, 2035.

At September 30, 2012, $230.1 million of the $501.8 million of cash and cash equivalents and none of the $138.9 million of marketable securities were held by the Company's foreign subsidiaries. No U.S. federal or state income taxes have been provided on the indefinitely reinvested earnings of any of the Company's foreign subsidiaries that hold this cash and cash equivalents. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S., but under current law, would be subject to U.S. federal and state income taxes. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. and, currently, the Company does not anticipate a need to repatriate them to fund our U.S. operations.

In summary, the Company's cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$323,607	$269,566
Net cash used in investing activities	(387,586)	(14,219)
Net cash used in financing activities	(138,876)	(308,342)

Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges, equity in income or losses of unconsolidated affiliates and gains or losses on the sales of investments, and the effect of changes in working capital activities. Net cash provided by operating activities attributable to continuing operations in 2012 was $323.6 million and consists of earnings from continuing operations of $125.4 million, adjustments for non-cash items of $165.6 million and cash provided by working capital activities of $32.6 million. Adjustments for non-cash items primarily consists of $65.3 million of non-cash compensation expense, $37.5 million of depreciation, $28.2 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $21.6 million to re-measure the carrying value of our investment in Newsweek Daily Beast to fair value and $18.1 million of amortization of intangibles. The increase in cash from changes in working capital activities primarily consists of an increase in income taxes payable of $29.5 million, an increase in accounts payable and other current liabilities of $18.7 million and an increase in deferred revenue of $10.6 million, partially offset by an increase of $16.4 million in accounts receivable and an increase of $9.7 million in other current assets. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued advertising expense and an increase in accrued revenue share expense, partially offset by a decrease in accrued employee compensation and benefits and a decrease in amounts payable to suppliers at our Shoebuy business. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Search & Applications. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search & Applications. The decrease in accrued employee compensation and benefits is due to the payment of the 2011 discretionary cash bonus in 2012. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $6.7 million in deferred revenue at Meetic, as well as growth at Vimeo. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our paid listing supply agreement with Google; the related receivable from Google was $125.3 million and $105.7 million at September 30, 2012 and December 31, 2011, respectively. While our Match and HomeAdvisor businesses experienced growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The increase in other current assets is primarily related to the increase in short-term production costs at certain of our Media businesses that are capitalized as the television program, video or film is being produced.

Net cash used in investing activities attributable to continuing operations in 2012 of $387.6 million includes cash consideration used in acquisitions and investments of $387.2 million primarily related to the acquisition of The About Group, and capital expenditures of $32.4 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $44.2 million.

Net cash used in financing activities attributable to continuing operations in 2012 of $138.9 million includes $434.0 million for the repurchase of 9.1 million shares of common stock at an average price of $46.37 per share and $43.7 million related to the payment of cash dividends to IAC shareholders, partially offset by proceeds related to the issuance of common stock, net of withholding taxes of $320.1 million and excess tax benefits from stock-based awards of $23.5 million. Included in the proceeds related to the issuance of common stock are proceeds of $284.1 million from the exercise of warrants to acquire 11.7 million shares of IAC common stock, some of which were exercised on a cashless or net basis. The weighted average strike price of the warrants was $28.40 per share.

Net cash provided by operating activities attributable to continuing operations in 2011 was $269.6 million and consists of earnings from continuing operations of $133.8 million, adjustments for non-cash items of $105.9 million and cash provided by working capital activities of $29.9 million. Adjustments for non-cash items primarily consists of $66.1 million of non-cash compensation expense, $43.4 million of depreciation, $25.7 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $11.7 million to re-measure the carrying value of our investment in Meetic to fair value, partially offset by $44.5 million of deferred income taxes. The deferred income tax benefit primarily relates to the reversal of a previously established deferred tax liability in connection with the acquisition of a controlling interest in Meetic. The increase in cash from changes in working capital activities primarily consists of an increase of $26.7 million in deferred revenue, an increase of $15.5 million in accounts payable and other current liabilities and a decrease of $9.0 million in other current assets, partially offset by an increase in accounts receivable of $27.5 million. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $9.2 million in deferred revenue at Meetic, as well as growth at Electus and Vimeo. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued revenue share expense and an increase in accrued advertising expense. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search & Applications. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Search & Applications. The decrease in other current assets is primarily due to receipt of non-income tax refunds related to Match Europe, which were recorded as a receivable within other assets. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our paid listing supply agreement with Google; the related receivable from Google was $85.7 million at September 30, 2011 and $70.5 million at December 31, 2010.

Net cash used in investing activities attributable to continuing operations in 2011 of $14.2 million includes cash consideration used in acquisitions and investments of $362.9 million primarily related to the acquisitions of Meetic and OkCupid and capital expenditures of $27.3 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $387.5 million.

Net cash used in financing activities attributable to continuing operations in 2011 of $308.3 million includes $389.6 million for the repurchase of 10.8 million shares of common stock at an average price of $37.32 per share, partially offset by proceeds related to the issuance of common stock, net of withholding taxes, of $62.0 million and excess tax benefits from stock-based awards of $22.9 million.

The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company currently does not have in place any formal arrangements that would provide it with external sources of financing such as a revolving credit or other similar facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2012 capital expenditures will be higher than 2011. At September 30, 2012, IAC had 9.5 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On October 23, 2012, IAC declared a quarterly cash dividend to $0.24 per share of common and Class B common stock outstanding; the dividend is payable on December 1, 2012 to stockholders of record on November 15, 2012. Future declarations of dividends are subject to the determination of IAC's Board of Directors.

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

CONTRACTUAL OBLIGATIONS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities(b)	$188,399	$20,399	$8,000	$8,000	$152,000
Purchase obligations(c)	43,479	13,395	29,948	136	—
Operating leases	305,151	21,599	41,416	34,746	207,390
Total contractual cash obligations	$537,029	$55,393	$79,364	$42,882	$359,390
_______________________________________________________________________________

(a)
The Company has excluded $328.9 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 2 to the consolidated financial statements.

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

 Amortization of intangibles (including impairment of intangibles, if applicable) and goodwill impairment (if applicable) are non-cash expenses relating primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as content, technology, customer lists and advertiser and supplier relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

For a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the three and nine months ended September 30, 2012 and 2011, see Note 9 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2012, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation Arising Out of the Company's Sale of PRC, LLC

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

On September 18, 2012, the Company, Diamond Castle and PRC’s former CEO entered into a settlement agreement pursuant to which they released all claims against each other without the exchange of any money or other form of compensation. On September 19, 2012, in accordance with the settlement, the parties filed a stipulation dismissing the action with prejudice.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
July 2012	1,295,000	$47.12	1,295,000	9,497,676
August 2012	—	$—	—	9,497,676
September 2012	—	$—	—	9,497,676
Total	1,295,000	$47.12	1,295,000	9,497,676
_______________________________________________________________________________

(1)	Reflects the average price paid per share of IAC common stock.

(2)	Reflects repurchases made pursuant to repurchase authorizations previously announced in July 2011 and May 2012.

(3)
Represents the total number of shares of common stock that remained available for repurchase as of September 30, 2012 pursuant to the May 2012 repurchase authorization. IAC may purchase shares pursuant to the May 2012 repurchase authorization over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3
Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act.(2)
32.2	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 8, 2012
IAC/INTERACTIVECORP

		By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer	November 8, 2012
Jeffrey W. Kip

QuickLinks

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
IAC/INTERACTIVECORP CONSOLIDATED BALANCE SHEET (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
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