Form 10-K
period 2012-12-31
IAC/INTERACTIVECORP
filed 2013-03-01
CIK 891103

As filed with the Securities and Exchange Commission on March 1, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 1, 2013, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	78,471,784
Class B Common Stock	5,789,499
Total	84,261,283
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2012 was $3,754,179,431. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor.com and Vimeo.com. Focused in the areas of search, applications, online dating, local and media, IAC's family of websites is one of largest in the world, with more than a billion monthly visits across more than 30 countries. The results of operations of IAC's various businesses are reported within the following five segments: Search & Applications, Match, Local, Media and Other.
For information regarding the results of operations of IAC's reportable segments, as well as their respective contributions to IAC's consolidated results of operations, see “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 22 and “Item 8-Consolidated Financial Statements and Supplementary Data,” beginning on page 41.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
Our History
IAC, initially a hybrid media/electronic retailing company, was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc. After several name changes (first to HSN, Inc., then to USA Networks, Inc., USA Interactive and InterActiveCorp, and finally to IAC/InterActiveCorp) and the completion of a number of significant corporate transactions over the years, the Company transformed itself into the leading media and internet company it is today.
From 1997 through 2001, the Company acquired a controlling interest in Ticketmaster Group (and the remaining interest in 1998) and Hotel Reservations Network (later renamed Hotels.com), as well as acquired Match.com and other smaller e-commerce companies. As its transformation from a hybrid media/electronic retailing company continued to evolve, in May 2002, the Company acquired a controlling interest in Expedia.com and contributed its entertainment assets to Vivendi Universal Entertainment LLLP, or VUE, a joint venture then controlled by Vivendi. The Company continued to grow its portfolio of e-commerce companies by acquiring all of the shares of Expedia.com, Hotels.com and Ticketmaster that it did not previously own, together with a number of other e-commerce companies (including LendingTree and Hotwire), in 2003.
In 2005, IAC acquired Ask Jeeves, Inc. (now known as IAC Search & Media, Inc.) and, on August 9, 2005, completed the separation of its travel and travel‑related businesses and investments into an independent public company called Expedia, Inc. That year, IAC also sold its common and preferred interests in VUE to NBC Universal.
In July 2008, the Company acquired the Lexico Publishing Group, owner of various reference websites, including Dictionary.com. On August 20, 2008, IAC separated into five publicly traded companies: IAC, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc. In this report, we refer to this 2008 transaction as the “Spin-Off.” Immediately following the Spin-Off, IAC effected a one-for-two reverse stock split.
In June 2009, we sold the European operations of Match.com to Meetic, S.A. ("Meetic"), a leading European online dating company based in France, in exchange for a 27% interest in Meetic and a €5 million note. In July 2009, we acquired PeopleMedia, Inc., operator of a number of demographically targeted dating websites.
In December 2010, we exchanged the stock of a wholly‑owned subsidiary that held our Evite, Gifts.com and IAC Advertising Solutions businesses and approximately $218 million in cash for substantially all of Liberty Media Corporation's equity stake in IAC. See “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Consolidated Financial Statements and Supplementary Data.”
In February 2011, we acquired OkCupid, an ad‑supported online personals service. During the third quarter of 2011, we increased our ownership stake in Meetic to 81%. In September 2012, we acquired The About Group. In December 2012, we acquired Tutor, an online tutoring service.
EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of February 1, 2013, Barry Diller, IAC's Chairman and Senior Executive, owned 5,789,499 shares of Class B common stock (the "Diller Shares") representing 100% of IAC's outstanding Class B common stock and approximately 42.5% of the outstanding total voting power of IAC.
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

DESCRIPTION OF IAC BUSINESSES
Search & Applications
Overview
Our Search & Applications segment consists of:

•	Websites, including Ask.com, About.com and Dictionary.com, through which we provide search services and content; and

•	Applications, including our direct to consumer downloadable applications business (“B2C”) and our partnership operations (“B2B”), as well as our Ask.com and Dictionary.com downloadable applications.
Our Websites and Applications businesses provide search services to our users. These search services generally involve the generation and display of a set of hyperlinks to websites deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to an advertiser's website. Paid listings are generally displayed based on keywords selected by the advertiser. The paid listings we display are furnished by Google Inc. ("Google") pursuant to a services agreement.
Websites
Our Websites, through which we provide search, content and other services, primarily consist of the following destination websites:

•	Ask.com, which provides general search services, as well as question and answer services that provide direct answers to natural‑language questions;

•	About.com, which provides detailed information and content written by independent, freelance subject matter experts across hundreds of vertical categories; and

•	Dictionary.com, which provides online dictionary, reference, educational and learning services.
Applications
Our B2C applications business develops, markets and distributes a variety of downloadable applications that offer users the ability to access search services, as well as engage in a number of other activities online, such as play games, send e-cards, decorate e-mails and web pages and explore select vertical categories. The majority of our B2C applications are toolbars, which consist of a browser search box and related technology (which together enable users to run search queries and otherwise access search services directly from their web browsers). Many of our toolbars are coupled with other applications that we have developed that enable users to personalize their online activities and otherwise make them more expressive and fun. These applications include: MyFunCards, through which users can send online greeting cards; Popular Screensavers, through which users can personalize their desktops with photos, images and animations; and Retrogamer and Gaming Wonderland, through which users can access classic arcade, sports and action and other casual games directly from their web browsers. Other B2C applications target users with a special or passionate interest in select vertical categories (such as television programming, sports, shopping and gossip, among others) or that provide users with particular reference information (such as maps or weather forecasts). These applications include: Television Fanatic, through which users can browse and search for scheduling information, episode synopses and actor profiles for television shows, as well as directly access online episodes via media players and links to related third party services; TotalRecipeSearch, through which users can access thousands of recipes and cooking tips; and Coupon Alert, through which users can access coupons and online promotions. We distribute B2C applications directly to consumers free of charge.
Our B2B applications business works closely with partners in the software, media and other industries to design and develop customized browser‑based search applications to be bundled and distributed with these partners' products and services.
We also market and distribute a number of downloadable applications through which we provide search and additional services, including: the Ask.com iPhone, iPad and Android applications, which provide general search and natural‑language question and answer services, and the Dictionary.com iPhone, iPad and Android applications, which provide dictionary, reference, educational and learning services.

Revenue
Substantially all of the revenue from our Search & Applications segment is derived from online advertising, primarily from the display of paid listings, as well as from the display of other advertising in connection with the provision of search, content and other services. The substantial majority of the paid listings we display are supplied to us by Google pursuant to a services agreement with Google that expires on March 31, 2016.
Pursuant to this agreement, we transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to us for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. When a user submits a search query through our Search & Applications properties and services and clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us, which we in turn either retain in its entirety or share with third parties. To a lesser extent, we also syndicate Google paid listings through third parties with whom we enter into syndication agreements. See “Item 1A-Risk Factors-We depend upon arrangements with Google and any adverse change in this relationship could adversely affect our business, financial condition and results of operations.”
Revenue is also derived from the sale of display, content‑based and other advertising pursuant to a variety of advertising models and the syndication of search results generated by Ask-branded destination search websites.
Competition
We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various Search & Applications properties and services generally; (ii) develop, market and distribute our B2C and B2B applications; (iii) attract third parties to distribute our Applications and related technology; and (iv) attract advertisers. In the case of our search services generally, our competitors include Google, Yahoo!, Bing and other destination search websites and search‑centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). When we market our search and content services, our competitors include destination websites that primarily acquire traffic through paid and algorithmic search results.
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
In the case of our Websites, we believe that our ability to compete successfully will depend primarily upon the relevance and authority of our search results, answers and other content, the functionality of our various Websites and the quality of related content and features and the attractiveness of the services provided by our Websites generally to consumers relative to those of our competitors. We believe that we differentiate Ask.com from its competitors through question and answer services that provide accurate, authoritative and direct answers to natural‑language questions (in the form of algorithmic search results and/or responses from other Ask.com users). Our ability to continue to differentiate Ask.com from its competitors in this manner depends primarily upon our ability to deliver authoritative and trustworthy content to users, as well as our ability to attract advertisers to this initiative.
In the case of our Applications, we believe that our ability to compete successfully will depend primarily upon our continued ability to create toolbars and other applications that resonate with consumers (which requires that we continue to bundle attractive features, content and services, some of which may be owned by third parties, with quality search services), differentiate our toolbars and other applications from those of our competitors (primarily through providing customized toolbars and access to multiple search and other services through our toolbars), secure cost-effective distribution arrangements with third parties and market and distribute our toolbars and other applications directly to consumers in a cost-effective manner.
Match
Overview
Through the brands and businesses within our Match segment, we are a leading provider of subscription‑based and ad‑supported online personals services in North America, Europe, Latin America, Australia and Asia. We provide these services through websites and applications that we own and operate. Our European operations are conducted through an 81% stake in Meetic, S.A. ("Meetic"), which is based in France. As of December 31, 2012, we collectively provided online personals services to approximately 2.8 million subscribers. In addition, we own a 20% interest in Zhenai, Inc., a leading provider of online dating and matchmaking services in China.
We refer to Match.com in the United States, Chemistry and PeopleMedia (through which we operate demographically targeted dating websites) as Match's "Core" operations, to OkCupid, DateHookup and Match's international operations (excluding Meetic) as Match's "Developing" operations and to our European operations as "Meetic."
Services
We provide online personals services through branded websites that we own and operate, including Match.com, Chemistry.com, OurTime.com, BlackPeopleMeet.com and OkCupid.com, and through a variety of Meetic‑branded websites in Europe. These websites, all of which provide single adults with a private and convenient environment for meeting other single adults, provide online personals services to registered members (those establishing usernames and passwords) and subscribers (those who establish a username and password and pay a subscription fee). We are also the exclusive provider of subscription‑based personals services on Yahoo.com.
Within our portfolio of websites, we have both subscription‑based and ad-supported offerings. Our subscription‑based websites offer registered members the ability to post a profile and use any related searching and matching tools free of charge, while subscribers have access to enhanced tools and a broader feature set, including the ability to initiate, review or respond to communications with or from other users. Our subscription programs consist of programs with a single‑month term, with discounts for programs with various longer terms. Our ad‑supported websites generally provide online personals services with basic functionality without the commitment of a monthly subscription, in some cases making a variety of premium or add-on features available for a fee. We also offer access to our services via various mobile devices through our Match, OkCupid, DateHookup and other branded mobile applications. As a complement to our online personals services, in June 2012, we introduced live, local events for our Match.com members.
Marketing
We market our services through a wide variety of offline and online marketing activities. Our offline marketing activities generally consist of traditional marketing and business development activities, including television, print and radio advertising and related public relations efforts, as well as events. Our online marketing activities generally consist of the purchase of banner and other display advertising, search engine marketing and e-mail campaigns. In addition, we enter into a variety of alliances with third parties who advertise and promote our services. Some alliances are exclusive and some, but not all, contain renewal provisions. In connection with the exclusive provision of subscription‑based personals services on Yahoo.com, we made certain advertising commitments, which are reducible or terminable in certain circumstances.
Revenue
Match's revenue is derived primarily from subscription fees for our subscription‑based online personals and related services. Match also earns revenue from online advertising and other add-on features, primarily from our OkCupid service.
Competition
The personals business is very competitive and highly fragmented and barriers to entry are minimal. We compete primarily with online and offline broad‑based personals, dating and matchmaking services (both paid and free), social media platforms and applications, the personals sections of newspapers and magazines, other conventional media companies that provide personals services and traditional venues where singles meet (both online and offline). We also compete with numerous online and offline personals, dating and matchmaking services that cater to specific demographic groups.
We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size and diversity of our registered member and subscriber bases relative to those of our competitors;

•	the functionality of our websites and mobile applications and the attractiveness of their features and our services and offerings generally to consumers relative to those of our competitors;

•	how quickly we can enhance our existing technology and services and/or develop new features and services in response to:

•	new, emerging and rapidly changing technologies;

•	the introduction of product and service offerings by our competitors;

•	evolving industry standards; and

•	changes in consumer requirements and trends in the single community relative to our competitors; and

•
our ability to engage in cost-effective marketing efforts, including by way of maintaining relationships with third parties with which we have entered into alliances, and the recognition and strength of our various brands relative to those of our competitors.

Local
Our Local segment consists of HomeAdvisor (formerly ServiceMagic) and CityGrid Media.
HomeAdvisor
Overview. HomeAdvisor is a leading online marketplace for matching consumers with home services professionals in the United States. HomeAdvisor connects consumers, by way of patented proprietary technologies, with home services professionals, all of which are pre-screened and the majority of which are customer‑rated. As of December 31, 2012, HomeAdvisor's network of home services professionals consisted of more than 80,000 professionals in the United States providing services in more than 500 categories ranging from simple home repairs to home remodeling projects.
Through a majority investment, HomeAdvisor also operates businesses in the online home services space in France and the United Kingdom under various brands.
Services. When a consumer submits a request through the HomeAdvisor marketplace, we generally match that consumer with up to four home services professionals from our network based on the type of services desired and the consumer's location. Consumers can then review home services professional profiles and select the professional that they believe best meets their specific needs. In all cases, if a match is made, the consumer is under no obligation to work with home service professionals referred by HomeAdvisor.
In addition to our matching services, consumers may also access our CostGuide, which provides project cost information for more than 250 project types on a local basis, and our online library of service‑related resources, which primarily includes articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with home services professionals.
HomeAdvisor also offers several mobile applications, including the HomeAdvisor.com, Home911 and HomeSavvy iPhone, iPad and Android applications. Home911 matches consumers with home services professionals on an expedited basis in the case of home repair emergencies and through HomeSavvy, consumers can maintain a customized home maintenance and repair schedule, together with project reminders.
Marketing. We market our services to consumers primarily through search engine marketing, as well as through affiliate agreements with third parties. Pursuant to these agreements, third parties agree to advertise and promote our services and those of our home services professionals on their websites and we agree to pay them a fixed fee when visitors from their websites submit a valid service request through our website (on a cost-per-acquisition basis) or click through to our website (on a cost-per-click basis). We also market our services to consumers through the purchase of paid listings displayed in yellow page directories, portals and contextual home improvement related sites and, to a lesser extent, through traditional offline advertising. We market our services to home services professionals through our sales force, which obtains information concerning home services professionals through a variety of sources. We also promote online enrollment in our network through search engine marketing, relationships with trade associations and affiliate marketing relationships.
Revenue. HomeAdvisor's revenue is derived from fees paid by members of our network of home services professionals for matches with consumers made by HomeAdvisor, regardless of whether the professional ultimately provides the requested service, as well as from fees charged upon the enrollment and activation of new home services professionals in our network. Fees for matches vary based upon the service requested and where the service is provided.
Competition. We currently compete with internet search engines and directories and with other forms of local advertising, including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories, as well as with home services-related lead generation services. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe that our ability to compete successfully will depend primarily upon the following factors:

•
the size, quality (as determined, in part, by reference to our pre-screening efforts and customer ratings and reviews), diversity and stability of our network of home services professionals and the quality of the services provided by these professionals;

•	our continued ability to deliver service requests that convert into revenue for our network of home services professionals in a cost-effective manner;

•
the functionality of our websites and mobile applications and the attractiveness of their features and our services generally to consumers and home services professionals, as well as our ability to introduce new products and services that resonate with consumers and home services professionals; and

•	our ability to build and maintain awareness of, and loyalty to, the HomeAdvisor brand among consumers.
CityGrid Media
Overview. CityGrid Media is an online media company that owns and operates CityGrid, an advertising network that integrates local content and advertising for distribution to both affiliated and third party publishers across web and mobile platforms, as well as proprietary websites, such as Citysearch.com and Urbanspoon.com, through which consumers can access local merchant information and reviews online. In August 2012, CityGrid Media acquired Felix, a pay‑per‑call advertising service.
CityGrid. Through CityGrid, we aggregate local business listings, advertising and content, including both editorial and other user-generated content, which we then distribute to publishers across web and mobile platforms. These publishers include third party websites and mobile applications, as well as the websites and applications we own and operate described below.
Owned and Operated Properties. CityGrid Media owns and operates Citysearch.com, InsiderPages.com and Urbanspoon.com, websites that connect consumers with local businesses by providing consumers with free access to local business profiles, customized messages from local businesses, reviews and user-generated content and related information. Citysearch.com is a comprehensive directory of local business listings and related information across most verticals of businesses in the United States. InsiderPages.com publishes content regarding professional service providers based in the United States. Urbanspoon.com publishes content focused exclusively on restaurants and dining in North America, the United Kingdom and Australia. CityGrid also offers related mobile applications in the case of Citysearch.com and Urbanspoon.com.
Revenue. CityGrid Media revenue is derived from the sale, both through a direct sales force and reseller relationships, of local and national online advertising distributed through the CityGrid advertising network. In the case of direct sales, the advertising is primarily pay-for-performance based, pursuant to which local businesses pay CityGrid each time an advertisement is viewed or each time a user calls a metered number. In the case of resellers, a variety of advertising models are utilized.
Competition. The markets for local business advertising and content are highly competitive and diverse. We primarily compete with online and offline local and national directories and online and mobile advertising services and networks. We also face competition from search engines and other site aggregation companies that aggregate our content for display on their websites, which interferes with search engine optimization and marketing efforts designed to drive traffic to properties and applications affiliated with the CityGrid advertising network.
Media
Our Media segment consists primarily of Vimeo, Electus, Connected Ventures (which operates CollegeHumor Media and Notional), News_Beast (formerly The Newsweek/DailyBeast Company) and DailyBurn.
Vimeo is a leading video hosting platform for creative professionals and consumers, offering video creators the tools required to create, share, distribute and monetize their content online. We believe that Vimeo attracts a distinct audience with its best-in-class, high definition video player, multi-pass video encoding and clean, uncluttered advertising experience. Vimeo's revenue is derived primarily from subscription product offerings, as well as advertising.

Electus is an integrated multimedia entertainment studio that unites producers, creators, advertisers and distributors to produce video content for distribution across a variety of platforms in the United States and various jurisdictions abroad. Connected Ventures operates CollegeHumor Media, an online entertainment company targeting males ages eighteen to forty-nine through CollegeHumor.com and other websites, as well as Notional, a content production studio which creates long-form content for distribution through traditional media channels.
Our Media segment also includes News_Beast and DailyBurn. News_Beast is an online media company that currently produces the digital version of Newsweek magazine and operates TheDailyBeast.com, a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors. DailyBurn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iPhone, iPad and Android.
Our Media segment revenue is derived primarily from advertising, media production and subscriptions.
Other
Our Other segment consists primarily of Shoebuy and Tutor. Shoebuy is a leading internet retailer of footwear and related apparel and accessories. Shoebuy generally passes purchases made by customers through its various websites on to the relevant vendors for fulfillment and shipping. Tutor is an online tutoring solution which was acquired in December 2012. Our Other segment revenue is derived primarily from merchandise sales and subscriptions.
Employees
As of December 31, 2012, IAC and its subsidiaries employed approximately 4,200 full-time employees. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.
Additional Information
Company Website and Public Filings.    The Company maintains a website at www.iac.com. Neither the information on the Company's website, nor the information on the website of any IAC business, is incorporated by reference in this annual report, or in any other filings with, or in any other information furnished or submitted to, the SEC.
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of Ethics.    The Company's code of ethics, as amended in April 2009, applies to all employees (including all of IAC's executive officers and senior financial officers (including IAC's Chief Financial Officer and Controller)) and directors and is posted on the Company's website at http://ir.iac.com/corporate-governance-document.cfm?DocumentID=11372. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for IAC's executive officers, senior financial officers or directors, will also be disclosed on IAC's website.

Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward‑looking statements. These forward‑looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the industries in which IAC's businesses operate and other similar matters. These forward‑looking statements are based on IAC management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward‑looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward‑looking statements discussed in this annual report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward‑looking statements, which only reflect the views of IAC management as of the date of this annual report. IAC does not undertake to update these forward‑looking statements.
Risk Factors
Mr. Diller owns a significant percentage of the voting power of our stock and will be able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.
As of February 1, 2013, Mr. Diller owned 5,789,499 shares of IAC Class B common stock representing 100% of IAC's outstanding Class B common stock and approximately 42.5% of the total outstanding voting power of IAC. As of this date, Mr. Diller also owned 780,734 vested options to purchase IAC common stock and 225,000 unvested options to purchase IAC common stock.
In addition, under an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC's Chairman and Senior Executive, he generally has the right to consent to limited matters in the event that IAC's ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve‑month period. While Mr. Diller may not currently exercise this right, no assurances can be given that this right will not become exercisable in the future, and if so, that Mr. Diller will consent to any of the limited matters at such time, in which case IAC would not be able to engage in transactions or take actions covered by this consent right.
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
A substantial portion of our consolidated revenue is attributable to a services agreement with Google that expires on March 31, 2016. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated by users of our Search & Applications properties. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search‑related services.

The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google's system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to the advertiser) of clicks on paid listings from searches performed on our Search & Applications properties and these judgments factor into the amount of revenue we receive. Changes to Google's paid listings network efficiency, its judgment about the relative attractiveness of clicks on paid listings from our Search & Applications properties or the parameters applicable to the display of paid listings could have an adverse effect on our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.
Our services agreement with Google requires that we comply with certain guidelines promulgated by Google for the use of its brands and services, including the manner in which Google's paid listings are displayed within search results, and that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Noncompliance with Google's guidelines by us or the third parties to whom we syndicate paid listings or through which we secure distribution arrangements for our toolbars could, if not cured, result in Google's suspension of some or all of its services to our websites or the websites of our third party partners, the imposition of additional restrictions on our ability to syndicate paid listings or the termination of the services agreement by Google.
The termination of the services agreement by Google, the curtailment of IAC's rights under the agreement (whether pursuant to the terms thereof or otherwise) or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. In addition, our inability to obtain a renewal of our agreement with Google with substantially comparable economic and other terms upon the expiration of our current agreement could have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate paid listings provider (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.
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
Many advertisers still have limited experience with online advertising and may continue to devote significant portions of their advertising budgets to traditional offline advertising media. Accordingly, we continue to compete with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the online advertising market. We believe that the continued growth and continued acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the internet (particularly abroad), the extent to which web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, or any decrease in the effectiveness and value of online advertising (whether due to the passage of laws requiring additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.
We depend, in part, upon arrangements with third parties to drive traffic to our various websites and distribute our products and services.
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
For example, we have entered into, and expect to continue to enter into, agreements to distribute Search & Applications search boxes, toolbars and other applications to users through third parties. Most of these agreements are either non‑exclusive and short‑term in nature or, in the case of long‑term or exclusive agreements, are terminable by either party in certain specified circumstances. In addition, a few of these agreements collectively represent a significant percentage of the revenue generated by our B2B applications. Our inability to enter into new (or renew existing) agreements to distribute our search boxes, toolbars and other applications through third parties for any reason would result in decreases in traffic, queries and advertising revenue, which could have an adverse effect on our business, financial condition and results of operations.
In addition, in the case of the businesses within our Match segment, we have entered into a number of arrangements with third parties to drive traffic to our online personals websites. Pursuant to these arrangements, third parties generally promote our services on their websites or through e-mail campaigns and we either pay a fixed fee when visitors to these websites click through to or register with our online personals websites or pay a percentage of revenue we receive from such visitors who pay us subscription fees. These arrangements are generally not exclusive, are short‑term in nature and are generally terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with existing and/or new third parties in response to industry trends, our business, financial condition and results of operations could be adversely affected.
In the case of our HomeAdvisor business, our ability to drive traffic depends, in part, on the nature and number of home services professionals who are members of our network. While these home services professionals are required to agree that they will operate in accordance with our terms and conditions, we do not enter into long‑term agreements with them. In addition, a significant number of our home services professionals are sole proprietorships and small businesses, which are particularly sensitive to adverse economic conditions, such as constrained liquidity and decreases in consumer spending. As a result, our network of home services professionals experiences turnover from time to time. This turnover, if significant or recurring over a prolonged period, could result in a decrease in traffic to HomeAdvisor.com and increased costs, all of which could adversely affect our business, financial condition and results of operations.
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
Our success depends, in part, on our ability to maintain and enhance our various brands.
Through our various businesses, we own and operate a number of highly-recognizable brands with strong brand appeal within their respective industries. We believe that our success depends, in part, upon our continuing ability to maintain and enhance these brands. Our brands could be negatively impacted by a number of factors, including product and service quality concerns, consumer complaints, actions brought by consumers, governmental or regulatory authorities and related media coverage and data protection and security breaches. Moreover, the failure to market our products and services successfully (or in a cost-effective manner), the inability to develop and introduce products and services that resonate with consumers and/or the inability to adapt quickly enough (and/or in a cost effective manner) to evolving changes in the internet and related technologies, applications and devices, could adversely impact our various brands, and in turn, our business, financial condition and results of operations.
The internet and related technologies and applications continue to evolve and we may not be able to adapt to these changes.
The development of new products and services in response to the evolving trends and technologies of the internet, as well as the identification of new business opportunities in this dynamic environment, requires significant time and resources. We may not be able to adapt quickly enough (and/or in a cost-effective manner) to these changes, appropriately time the introduction of new products and services to the market or identify new business opportunities in a timely manner. Also, these changes could require us to modify related infrastructures and our failure to do so could render our existing websites, applications, services and proprietary technologies obsolete. Our failure to respond to any of these changes appropriately (and/or in a cost effective manner) could adversely affect our business, financial condition and results of operations.
In the case of certain of our Applications, third parties have introduced (and continue to introduce) new or updated technologies, applications and policies that may interfere with the ability of users to access or utilize these Applications generally or otherwise make users less likely to use these services (such as through the introduction of features and/or processes that disproportionately and adversely impact the ability of consumers to access and use these services relative to those of our competitors). For example, third parties continue to introduce technologies and applications (including new and enhanced web browsers and operating systems) that may limit or prevent certain types of applications from being installed and/or have features and policies that significantly lessen the likelihood that users will install our applications or that previously installed applications will remain in active use. In addition, there are technologies and applications that interfere with the functionality of (or settings changes made by) our Applications. For example, there are technologies and applications that interfere with search boxes embedded within our toolbars and the maintenance of home page and web browser search settings previously selected by our users. These technologies, applications and policies adversely impact our ability to generate search queries through our Applications, which in turn adversely impacts our revenues. Technologies have also been introduced that can block the display of advertisements on web pages and that provide users with the ability to opt out of our advertising products. Our failure to successfully modify our toolbars and other Applications in a cost-effective manner in response to the introduction and adoption of these new technologies and applications could adversely affect our business, financial condition and results of operations.
Our success also depends, in part, on our ability to develop and monetize mobile versions of our products and services. While most of our users currently access our products and services through personal computers, users of (and usage volumes on) mobile devices, including tablets, continue to increase relative to those of personal computers. While we have developed mobile versions of certain of our products and services and intend to continue to do so in the future, we have limited experience with mobile applications, both in terms of development and monetization. Moreover, mobile versions of our products and services that we develop may not be compelling to users and/advertisers. Even if we are able to develop mobile applications that resonate with users and advertisers, the success of these applications is dependent on their interoperability with various mobile operating systems, technologies, networks and standards that we do not control and any changes in any of these things that compromise the quality or functionality of our products and services could adversely impact usage of our products and services on mobile devices and, in turn, our ability to attract advertisers. Lastly, as the adoption of mobile devices becomes more widespread, the usage of certain of our products and services may not translate to mobile devices, which shift could adversely affect our business, financial condition and results of operations if we are unable to replace the related revenues.
The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
We receive, transmit and store a large volume of personal information and other user data (including credit card data) in connection with the processing of search queries, the provision of online products and services, transactions with users and customers and advertising on our websites.  The sharing, use, disclosure and protection of this information are determined by the respective privacy and data security policies of our various businesses. These policies are, in turn, subject to federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personal information and user data.  For example, if an online service provider fails to comply with its privacy policy, it could become subject to an investigation and proceeding brought by the U.S. Federal Trade Commission under the Federal Trade Commission Act, as well as a private lawsuit under various U.S. federal and state laws. In general, personal information is increasingly subject to legislation and regulation in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.
U.S. legislators and regulators may enact new laws and regulations regarding privacy and data security. In February 2012, the White House released a proposed Consumer Privacy Bill of Rights, which is intended to serve as a framework for new privacy legislation. In March 2012, the U.S. Federal Trade Commission released a staff report making recommendations for businesses and policy makers in the area of consumer privacy. Similarly, new privacy laws and directives abroad, particularly in Europe, are being proposed and implemented. In addition, existing privacy laws that were intended for brick-and-mortar businesses could be interpreted in a manner that would extend their reach to our businesses. New laws and regulations (or new interpretations of existing laws) in this area may make it more costly to operate our businesses and/or limit our ability to engage in certain types of activities, such as targeted advertising, which could adversely affect our business, financial condition and results of operations.
As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by our businesses.  Also, we cannot guarantee that our security measures will prevent security breaches.  In the case of security breaches involving personal credit card data, credit card companies could curtail our ability to transact payments and impose fines for failure to comply with Payment Card Industry (PCI) Data Security Standards.  The failure of any of our businesses, or their various third party vendors and service providers, to comply with applicable privacy policies, federal, state or foreign privacy laws and regulations or PCI standards and/or the unauthorized release of personal information or other user data for any reason could adversely affect our business, financial condition and results of operations.
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
We have made numerous acquisitions in the past and we continue to seek to identify potential acquisitions candidates that will allow us to apply our expertise to expand their capabilities, as well as maximize our existing assets. As a result, our future growth may depend, in part, on acquisitions. Even if we identify what we believe to be suitable acquisition candidates, we may experience operational and financial risks in connection with acquisitions, and to the extent that we continue to grow through acquisitions, we will need to:

•
successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with our existing operations and systems;

•	successfully identify and realize potential synergies among acquired and existing businesses;

•	retain or hire senior management and other key personnel at acquired businesses; and

•	successfully manage acquisition‑related strain on the management, operations and financial resources of IAC and its businesses and/or acquired businesses.
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
We currently operate in various jurisdictions abroad and may continue to expand our international presence. In order for our products and services in these jurisdictions to achieve widespread acceptance, commercial use and acceptance of the internet must continue to grow, which growth may occur at slower rates than those experienced in the United States. Moreover, we must continue to successfully tailor our products and services to the unique customs and cultures of foreign jurisdictions, which can be difficult and costly and the failure to do so could slow our international growth and adversely impact our business, financial condition and results of operations.
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
We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort and can subject us to claims or other remedies.  Some of these laws, such as income, sales, use, value‑added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the various types of businesses in which we are engaged.  Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies.  Laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain.
For example, through our various businesses we post and link to third party content, including third party advertisements, links and websites, as well as content submitted by users, such as comments, photographs and videos. We could be subject to liability for posting or linking to third party content, and while we generally require third parties to indemnify us for related claims, we may not be able to enforce our indemnification rights. Some laws, including the Communications Decency Act, or CDA, and the Digital Millennium Copyright Act, or DMCA, limit our liability for posting or linking to third party content. For example, the DMCA generally protects online service providers from claims of copyright infringement based on use of third party content, so long as certain statutory requirements are satisfied. However, the scope and applicability of the DMCA are subject to judicial interpretation and, as such, remain uncertain, and the U.S. Congress may enact legislation limiting the protections afforded by the DMCA to online service providers. Moreover, similar protections may not exist in other jurisdictions in which our various businesses operate. As a result, claims could be threatened and filed under both U.S. and foreign laws based upon use of third party content asserting, among other things, defamation, invasion of privacy or right or publicity, copyright infringement or trademark infringement.
Any failure on our part to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations.  In addition, if the laws to which we are currently subject are amended or interpreted adversely to our interests, or if new adverse laws are adopted, our products and services might need to be modified to comply with such laws, which would increase our costs and could result in decreased demand for our products and services to the extent that we pass on such costs to our customers.  Specifically, in the case of tax laws, positions that we have taken or will take are subject to interpretation by the relevant taxing authorities. While we believe that the positions we have taken to date comply with applicable law, there can be no assurances that the relevant taxing authorities will not take a contrary position, and if so, that such positions will not adversely affect us. Any events of this nature could adversely affect our business, financial condition and results of operations.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success.  For example, the businesses within our principal reporting segments (Search & Applications, Match and Local) rely heavily upon their trademarks (primarily Ask.com and Dictionary.com, our various toolbar brands, Match.com, OkCupid.com, Meetic.com and HomeAdvisor.com and related domain names and logos), through which they market their products and services and seek to build and maintain brand loyalty and recognition.  So long as these businesses continue to use these trademarks to identify their products and services and renew trademark registrations as required, they will continue to enjoy trademark protection indefinitely under current laws, rules and regulations.
The businesses within our Search & Applications segment also rely upon trade secrets, including algorithms for the generation, organization and presentation of search results.  To a lesser extent, these businesses also rely upon patented and patent‑pending proprietary technologies and processes, primarily those relating to search‑related products and services, with expiration dates for patented technologies ranging from 2017 to 2027, and copyrighted material, primarily emoticons, characters and other content that is incorporated into, and used in connection with the marketing of, toolbars generally.
Our Match segment also relies upon trade secrets and certain patent‑pending proprietary technologies relating to matching process systems and related features, products and services.  HomeAdvisor also relies heavily upon trade secrets, primarily the matching algorithm through which members of its network of home services professionals are matched with consumers, as well as related patented proprietary technologies that expire in 2020.
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
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use our intellectual property without authorization.  The occurrence of any of these events could result in the erosion of our brands and limitations on our ability to control marketing on or through the internet using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial conditions and results of operations.
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
Our success depends, in part, on the integrity of our systems and infrastructures and those of third parties. System interruptions and the lack of integration and redundancy in our and third party information systems may affect our business.
To succeed, our systems and infrastructures must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or that prevent us from providing products and services, which could adversely affect our business. Moreover, as traffic to our websites, applications and online properties increases and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructures and technologies generally to facilitate this growth. If we do not do so, users, customers and third parties with whom we do business may not be able to access our products and services on an intermittent or prolonged basis, which could adversely affect the quality of their experiences. In addition, we could experience inefficiencies and/or operational failures in connection with these efforts, which could have the same effect. Moreover, even if we do not encounter any inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business may not make the changes to their systems, infrastructures and technologies needed to access our products and services on a timely basis, if at all. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
We also rely on third party computer systems, data centers, broadband and other communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with our users and customers. Any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products and services and/or process certain transactions with users and customers. Furthermore, data security breaches (as a result of actions taken by hackers or otherwise), fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions may damage or interrupt computer, data, broadband or other communications systems at any time. Any event of this nature could cause system interruptions, delays and loss of critical data, and could prevent us from providing services to users and customers. While we have backup systems for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
In particular, our destination search websites may be adversely affected by fraudulent, surreptitious or other unwanted computer programs, applications and activity that make changes to users' computers and interfere with the overall experience of our products and services, such as by hijacking queries to these websites or altering or replacing search results generated. This type of interference often occurs without disclosure to (or consent from) users, resulting in a negative experience that users may associate with us. These disruptive programs and applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent efforts to block or remove them.
In addition, downloadable applications through which we provide search services are also subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in users' computers or in our systems and networks. No assurances can be given that our efforts to combat these malicious applications will be successful and/or that our products and services will not have (or will not be perceived to have) vulnerabilities in this regard.

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
All of IAC's leases are at prevailing market rates. IAC believes that the duration of each lease is adequate. IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases for its principal properties. IAC's approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and certain other IAC businesses. For a discussion regarding the financing of (and related mortgage interest in) IAC's corporate headquarters, see “Item 8-Consolidated Financial Statements and Supplementary Data-Note 11."
Item 3.    Legal Proceedings
In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.
Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incidental to the registrant's business, and advise that proceedings ordinarily need not be described if they primarily involve claims for damages for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which the Company and its subsidiaries are defending involves or is likely to involve amounts of that magnitude, nor do such matters involve issues or claims that may be of particular interest to the Company's shareholders.
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

	High	Low
Year Ended December 31, 2012
Fourth Quarter	$55.00	$42.20
Third Quarter	54.01	45.45
Second Quarter	50.47	44.00
First Quarter	50.67	41.37
Year Ended December 31, 2011
Fourth Quarter	$43.89	$36.13
Third Quarter	43.80	34.12
Second Quarter	38.37	30.11
First Quarter	32.13	28.05
As of February 26, 2013, there were approximately 1,800 holders of record of the Company's common stock and the closing price of IAC common stock on NASDAQ was $40.93. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 26, 2013, there was one holder of record of the Company's Class B common stock.
In November 2011, IAC's Board of Directors declared a quarterly cash dividend of $0.12 per share of common and Class B common stock outstanding. In 2012, IAC's Board of Directors declared four quarterly cash dividends, the first two of which were $0.12 per share of common and Class B common stock outstanding and the last two of which were $0.24 per share of common and Class B common stock outstanding.
In February 2013, IAC's Board of Directors declared a quarterly cash dividend of $0.24 per share of common and Class B common stock outstanding, which is payable on March 1, 2013 to stockholders of record as of the close of business on February 15, 2013. While we currently expect that comparable cash dividends will continue to be paid in the near future, any future declarations of dividends are subject to the determination of IAC's Board of Directors.
During the quarter ended December 31, 2012, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 2012	—	—	—	9,497,676
November 2012	350,000	$46.34	350,000	9,147,676
December 2012	6,060,070	$45.66	6,060,070	3,087,606
Total	6,410,070	$45.69	6,410,070	3,087,606
_______________________________________________________________________________

(1)	Reflects repurchases made pursuant to a repurchase authorization previously announced in May 2012.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of December 31, 2012 pursuant to the May 2012 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and/or privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data
The following selected financial data for the five years ended December 31, 2012 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Statement of Operations Data:(1)
Revenue	$2,800,933	$2,059,444	$1,636,815	$1,346,695	$1,410,078
Earnings (loss) from continuing operations	169,847	175,569	(9,393)	(956,473)	141,935
Earnings (loss) per common share from continuing operations attributable to IAC shareholders:
Basic	$1.95	$2.05	$(0.04)	$(6.89)	$1.07
Diluted	1.81	1.89	(0.04)	(6.89)	1.04
Cash dividends declared per share	$0.72	$0.12	$—	$—	$—
Balance Sheet Data at December 31:
Total assets	$3,805,828	$3,409,865	$3,329,079	$3,913,597	$5,080,034
Long-term debt, including current maturities	595,844	95,844	95,844	95,844	95,844
_________________________________________________________________________

(1)	We recognized items that affected the comparability of results for the years 2012, 2011 and 2010, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT OVERVIEW
IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor.com and Vimeo.com. Focused in the areas of search, applications, online dating, local and media, IAC's family of websites is one of largest in the world, with more than a billion monthly visits across more than 30 countries.
Sources of Revenue
Substantially all of the revenue from our Search & Applications segment is derived from online advertising. This revenue is primarily attributable to our services agreement with Google Inc. ("Google"). The revenue earned from our Match segment is derived primarily from subscription fees for its subscription-based online personals services; Match also derives revenue from online advertising. Our Local segment consists of HomeAdvisor (formerly ServiceMagic) and CityGrid Media. HomeAdvisor's revenue is derived from fees paid by members of its network of home services professionals for consumer leads as well as from one-time fees charged upon enrollment and activation of new home services professionals in its network. CityGrid Media revenue is derived from online advertising. The revenue earned by our Media segment is derived from advertising, media production and subscription fees. The revenue earned by our Other segment is derived principally from merchandise sales.
Strategic Partnerships, Advertiser Relationships and Online Advertising Spend
A significant component of the Company's revenue is attributable to a services agreement with Google, which expires on March 31, 2016. For the years ended December 31, 2012, 2011 and 2010, revenue earned from Google was $1.4 billion, $970.4 million and $727.9 million, respectively. This revenue was earned by the businesses comprising the Search & Applications segment.
We market and offer our products and services directly to consumers through branded websites and subscriptions, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses.
We pay traffic acquisition costs, which consist of payments to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. We also pay to market and distribute our services on third party distribution channels, such as internet portals and search engines. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, which compete with those we offer.
The cost of acquiring new consumers through online and offline third party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the markets in which IAC's businesses operate increases.
Results of Operations for the Years Ended December 31, 2012, 2011 and 2010
Revenue

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Search & Applications	$1,465,795	$425,288	41%	$1,040,507	$235,223	29%	$805,284
Match	713,449	195,422	38%	518,027	117,304	29%	400,723
Local	322,627	19,209	6%	303,418	39,669	15%	263,749
Media	164,824	94,660	135%	70,164	20,472	41%	49,692
Other	134,555	6,490	5%	128,065	9,316	8%	118,749
Inter-segment elimination	(317)	420	57%	(737)	645	47%	(1,382)
Total	$2,800,933	$741,489	36%	$2,059,444	$422,629	26%	$1,636,815
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Search & Applications revenue increased 41% to $1.5 billion, reflecting strong growth from both Applications (which includes our direct to consumer downloadable applications business (B2C) and our partnership operations (B2B), as well as our

Ask.com and Dictionary.com downloadable applications) and Websites (which includes Ask.com, About.com and Dictionary.com). Applications revenue grew 40% to $755.4 million, driven by 25% query growth and year over year monetization gains driven by increased contributions from existing and new partners and products. Websites revenue grew 42% to $710.4 million, reflecting 49% query growth driven primarily by increased marketing and site optimization. The growth in Websites revenue reflects the contribution from The About Group, acquired September 24, 2012, which had revenue of $30.1 million.

Match revenue increased 38% to $713.4 million benefiting from the full year contribution of Meetic, which was consolidated beginning September 1, 2011, and growth within our Core operations, partially offset by a decrease in Developing revenue. Core revenue, which consists of Match.com in the U.S., Chemistry and People Media, increased 10% to $439.9 million driven by an increase in subscribers. Revenue at Meetic in 2012 and 2011 of $206.7 million and $46.1 million, respectively, was negatively impacted by the write-off of $5.2 million and $32.6 million, respectively, of deferred revenue in connection with its acquisition. Developing revenue, which includes OkCupid, DateHookup and Match's international operations, excluding Meetic, decreased 9% to $66.9 million, despite strong growth from OkCupid, due to lower subscription revenue from our Latin America venture and Singlesnet. Excluding Meetic in both years, revenue grew 7% to $506.8 million.

Local revenue increased 6% to $322.6 million, primarily reflecting growth from HomeAdvisor's operations. HomeAdvisor domestic revenue grew due to higher average lead acceptance fees. HomeAdvisor international revenue grew due to a 25% increase in accepted service requests and higher average lead acceptance fees. CityGrid Media revenue increased due to the contribution of Felix, a pay-per-call advertising service acquired August 20, 2012, and higher reseller revenue, partially offset by a decline in direct sales revenue.

Media revenue increased 135% to $164.8 million primarily due to the contribution from News_Beast (formerly The Newsweek/DailyBeast Company), consolidated beginning June 1, 2012 following the Company's acquisition of a controlling interest, as well as strong growth from Electus and Vimeo.
For the year ended December 31, 2011 compared to the year ended December 31, 2010
Search & Applications revenue increased 29% to $1.0 billion, reflecting strong growth from both Applications and Websites. Applications revenue grew 43% to $540.4 million, reflecting increased contribution from both existing and new partners and new products. Websites revenue grew 17% to $500.1 million, reflecting strong query gains driven primarily by increased marketing and content optimization.

Match revenue increased 29% to $518.0 million benefiting from growth within its Core and Developing operations and the contribution of Meetic, which was consolidated beginning September 1, 2011. Core revenue increased 18% to $398.6 million driven by an increase in subscribers. Developing revenue increased 19% to $73.3 million driven primarily from display advertising revenue from the early 2011 acquisition of OkCupid, as well as from Match’s venture with Meetic in Latin America, which was included for only part of the prior year, partially offset by lower subscription revenue from Singlesnet. Revenue at Meetic of $46.1 million was negatively impacted by the write-off of $32.6 million of deferred revenue in connection with its acquisition. Excluding Meetic, revenue grew 18% to $471.9 million. Revenue in the prior year was negatively impacted by the write-off of $4.1 million in deferred revenue associated with the Singlesnet acquisition and the formation of our venture with Meetic in Latin America in early 2010.

Local revenue increased 15% to $303.4 million, benefiting from growth in both HomeAdvisor’s operations. HomeAdvisor domestic revenue growth reflects an 8% increase in accepted service requests, which was driven, in part, by a 9% increase in service requests. HomeAdvisor domestic growth also reflects an increase in revenue from website design and hosting services. HomeAdvisor international revenue growth reflects a 43% increase in accepted service requests, which was driven, in part, by a 44% increase in service requests and a 15% increase in home services professionals. CityGrid Media revenue increased primarily due to growth from existing resellers and increased display advertising.

Media revenue increased 41% to $70.2 million primarily reflecting growth at Electus, Notional and Vimeo, partially offset by a decrease in revenue from The Daily Beast, which following the formation of the joint venture with Harman Newsweek on January 31, 2011, was accounted for as an equity method investment beginning February 1, 2011.

Cost of revenue

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Cost of revenue	$992,470	$231,226	30%	$761,244	$167,428	28%	$593,816
As a percentage of revenue	35%			37%			36%
Cost of revenue consists primarily of traffic acquisition costs. Traffic acquisition costs consist of payments made to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes Shoebuy's cost of products sold and shipping and handling costs, production costs related to digital media produced by Electus and other businesses within our Media segment, content acquisition costs, expenses associated with the operation of the Company's data centers, including compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, rent, energy and bandwidth costs.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Cost of revenue in 2012 increased from 2011 primarily due to increases of $128.0 million from Search & Applications,$82.7 million from Media and $9.5 million from Match. The increase in cost of revenue from Search & Applications was primarily due to an increase of $122.0 million in traffic acquisition costs driven by increased revenue from our B2B operations. As a percentage of revenue, traffic acquisition costs at Search & Applications decreased compared to the prior year due to an increase in the proportion of revenue from Websites that resulted from increased online marketing. Cost of revenue from Media increased primarily due to News_Beast, consolidated beginning June 1, 2012, and increased production costs at Electus related to the increase in its revenue. The increase from Match is due to Meetic, which was included for only part of the prior year, partially offset by a decrease in customer acquisition costs.
For the year ended December 31, 2011 compared to the year ended December 31, 2010
Cost of revenue in 2011 increased from 2010 primarily due to increases of $119.9 million from Search & Applications, $14.4 million from Media, $13.2 million from Local, $9.8 million from Match and $9.5 million from Other. The increase from Search & Applications was primarily due to an increase of $111.2 million in traffic acquisition costs related to the increase in revenue. As a percentage of revenue, traffic acquisition costs at Search & Applications increased over the prior year due to an increase in the proportion of revenue from our B2B customized browser based applications and other arrangements with third parties who direct traffic to our websites. Cost of revenue from Media increased primarily due to an increase in production costs at Electus related to the increase in its revenue. Also contributing to the increase from Media are increases from Vimeo and Notional, partially offset by a decrease from The Daily Beast, which was accounted for as an equity method investment beginning February 1, 2011 as described above in the Revenue discussion. Cost of revenue from Local increased primarily due to an increase in traffic acquisition costs at CityGrid Media. The increase from Match is primarily due to the acquisition of Meetic. Cost of revenue from Other increased primarily due to an increase in the cost of products sold at Shoebuy resulting from increased sales.

Selling and marketing expense

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Selling and marketing expense	$898,761	$284,587	46%	$614,174	$121,968	25%	$492,206
As a percentage of revenue	32%			30%			30%
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
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Selling and marketing expense in 2012 increased from 2011 primarily due to increases of $187.2 million from Search & Applications and $88.2 million from Match. The increase from Search & Applications is primarily due to an increase of $180.6 million in online marketing related to Ask.com and existing B2C downloadable applications. Selling and marketing expense at Match increased primarily due to Meetic, which was included for only part of the prior year, and an increase in offline marketing spend.
For the year ended December 31, 2011 compared to the year ended December 31, 2010
Selling and marketing expense in 2011 increased from 2010 primarily due to increases of $66.8 million from Search & Applications and $49.6 million from Match. The increase from Search & Applications is due to an increase of $66.2 million in advertising and promotional expenditures due to increased online marketing related to Ask.com and new B2C downloadable applications. Selling and marketing expense at Match increased primarily due to the acquisition of Meetic and increases in offline and online marketing spend associated with the OurTime.com website and an advertising agreement entered into during the second quarter of 2010 with Yahoo! Inc. ("Yahoo").

General and administrative expense

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
General and administrative expense	$396,013	$67,285	20%	$328,728	$12,228	4%	$316,500
As a percentage of revenue	14%			16%			19%
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
General and administrative expense in 2012 increased from 2011 primarily due to increases of $30.0 million from Media, $15.1 million from Local, $11.2 million from Match and $8.5 million from Search & Applications. As a percentage of revenue, general and administrative expense in 2012 decreased from 2011 primarily due to operating expense leverage. The increase from Media resulted primarily from the inclusion of News_Beast, consolidated beginning June 1, 2012, which includes $7.0 million in restructuring costs related to its transition to a digital only publication, as well as an increase in operating expenses at Electus. The increase in general and administrative expense from Local is primarily due to higher compensation and employee-related expenses at both HomeAdvisor and CityGrid Media, as well as an increase in bad debt expense at HomeAdvisor. The increase in compensation and employee-related expenses at CityGrid Media is primarily due to employee termination costs associated with a reduction in workforce and the acquisition of Felix. The increase from Match is primarily due to Meetic, which was included for only part of the prior year, partially offset by a decrease in professional fees due, in part, to the inclusion in the prior year of $4.0 million in transaction fees associated with the Meetic acquisition. General and administrative expense from Search & Applications increased primarily due to the acquisition of The About Group, and increases in compensation and other employee-related costs and professional fees.
For the year ended December 31, 2011 compared to the year ended December 31, 2010
General and administrative expense in 2011 increased from 2010 primarily due to increases of $18.0 million from Match, partially offset by a decrease of $10.9 million from Search & Applications. As a percentage of revenue, general and administrative expense in 2011 decreased from 2010 primarily due to operating expense leverage. The increase from Match resulted primarily from the acquisition of Meetic, as well as an increase in professional fees due, in part, to $4.0 million in transaction fees associated with the Meetic acquisition, and operating expenses from OkCupid, which was not in the prior year. General and administrative expense from Search & Applications decreased primarily due to a decrease in compensation and other employee-related costs, lower professional fees, including a decrease in litigation related expenses, and the inclusion in 2010 of lease termination costs associated with the Ask.com restructuring.

Product development expense

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Product development expense	$101,869	$23,109	29%	$78,760	$13,663	21%	$65,097
As a percentage of revenue	4%			4%			4%

Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Product development expense in 2012 increased from 2011 primarily due to increases of $12.6 million from Match, $4.5 million from Media and $4.2 million from Search & Applications. The increase from Match is primarily due to an increase in compensation and other employee-related costs due, in part, to an increase in headcount and Meetic, which was included for only part of the prior year. The increase from Media is primarily due to News_Beast, consolidated beginning June 1, 2012. The increase from Search & Applications is primarily due to the acquisition of The About Group on September 24, 2012.
For the year ended December 31, 2011 compared to the year ended December 31, 2010
Product development expense in 2011 increased from 2010 primarily due to increases of $7.7 million from Match and $4.6 million from Search & Applications. The increase from Match is primarily due to an increase in compensation and other employee-related costs due, in part, to acquisitions as well as an increase in headcount. Contributing to the increase at Search & Applications is a decrease in costs being capitalized in the current year, partially offset by lower compensation and other employee-related costs due, in part, to staff reductions that took place during the fourth quarter of 2010 associated with the Ask.com restructuring.

Depreciation

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Depreciation	$52,481	$(4,238)	(7)%	$56,719	$(7,178)	(11)%	$63,897
As a percentage of revenue	2%			3%			4%
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Depreciation in 2012 decreased from 2011 resulting primarily from certain fixed assets becoming fully depreciated in 2011 and the write-off of $4.9 million in capitalized software costs associated with the exit of the Company's direct sponsored listings business in 2011, partially offset by an increase in depreciation from Match, primarily related to Meetic, which was included for only part of the prior year.
For the year ended December 31, 2011 compared to the year ended December 31, 2010
Depreciation in 2011 decreased from 2010 primarily due to the write-off of certain assets in the prior year, partially offset by the write-off of $4.9 million in capitalized software costs in the third quarter of 2011 associated with the exit from the Company's direct sponsored listings business.

Operating Income Before Amortization

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Search & Applications	$313,146	$108,166	53%	$204,980	$64,188	46%	$140,792
Match	225,765	69,491	44%	156,274	34,217	28%	122,057
Local	24,932	(3,352)	(12)%	28,284	17,613	165%	10,671
Media	(44,827)	(28,982)	(183)%	(15,845)	6,004	27%	(21,849)
Other	(6,095)	(3,596)	(144)%	(2,499)	(4,590)	NM	2,091
Corporate	(67,957)	(5,170)	(8)%	(62,787)	1,396	2%	(64,183)
Total	$444,964	$136,557	44%	$308,407	$118,828	63%	$189,579
________________________
NM = not meaningful

For the year ended December 31, 2012 compared to the year ended December 31, 2011
Search & Applications Operating Income Before Amortization increased 53% to $313.1 million, benefiting from the higher revenue noted above and a decrease of $10.5 million in depreciation, partially offset by increases of $187.2 million in selling and marketing expense and $122.0 million in traffic acquisition costs. The decrease in depreciation is due to certain fixed assets becoming fully depreciated in 2011 and the write-off of $4.9 million in capitalized software costs associated with the exit of the Company's direct sponsored listings business in 2011. The increase in selling and marketing expense is driven primarily by increased online marketing expenditures related to Ask.com and existing B2C downloadable applications. The increase in traffic acquisition costs is primarily due to increased revenue from our B2B operations.

Match Operating Income Before Amortization increased 44% to $225.8 million, primarily due to the contribution from Meetic and higher Core revenue noted above. Operating Income Before Amortization, excluding Meetic, was impacted by increases in selling and marketing expense and product development expense, partially offset by decreases in cost of revenue and general and administrative expense. The increase in selling and marketing expense is primarily due to an increase in offline marketing spend. Product development expense increased from 2011 primarily due to an increase in compensation and other employee-related costs due, in part, to an increase in headcount. The decrease in cost of revenue is primarily due to lower customer acquisition costs. The decrease in general and administrative expense is primarily due to the inclusion in the prior year of $4.0 million in transaction fees associated with the Meetic acquisition.

Media Operating Income Before Amortization loss increased by $29.0 million to a loss of $44.8 million reflecting the consolidation of News_Beast beginning June 1, 2012. Included in the results of News_Beast is $7.0 million in restructuring costs related to its transition to a digital only publication.

For the year ended December 31, 2011 compared to the year ended December 31, 2010
Search & Applications Operating Income Before Amortization increased 46% to $205.0 million, benefiting from the higher revenue noted above and decreases of $10.9 million in general and administrative expense, $10.3 million in depreciation, and lower product development expense as a percentage of revenue, partially offset by increases of $111.2 million in traffic acquisition costs and $66.8 million in selling and marketing expense. The decrease in general and administrative expense is primarily due to a decrease in compensation and other employee-related costs, lower professional fees, including a decrease in litigation related expenses, and the inclusion in 2010 of lease termination costs associated with the Ask.com restructuring. The decrease in depreciation is due to the write-off of certain assets in the prior year, partially offset by the write-off of $4.9 million in capitalized software costs in the third quarter of 2011 associated with the exit from our direct sponsored listings business. As a percentage of revenue, product development expense decreased primarily due to staff reductions that took place during the fourth quarter of 2010. The increase in traffic acquisition costs is primarily due to the increase in revenue. As a percentage of revenue, traffic acquisition costs increased over the prior year due to an increase in the proportion of revenue from our B2B customized browser-based applications and other arrangements with third parties who direct traffic to our websites. The increase in selling and marketing expense is driven primarily by increased online marketing expenditures related to Ask.com and new B2C downloadable applications.
Match Operating Income Before Amortization increased 28% to $156.3 million, primarily due to the higher Core and Developing revenue noted above, partially offset by losses at Meetic resulting from the write-off of $32.6 million of deferred revenue in connection with its acquisition. Operating Income Before Amortization was further impacted by increases in selling and marketing expense, general and administrative expense and product development expense. The increase in selling and marketing expense is due to an increase of $22.7 million in advertising and promotional expenditures primarily related to offline and online marketing spend associated with the OurTime.com website and an advertising agreement entered into during the second quarter of 2010 with Yahoo. General and administrative expense increased from 2010, primarily due to $4.0 million in transaction fees associated with the Meetic acquisition, as well as operating expenses from OkCupid, which was not in the prior year. The increase in product development expense is primarily due to an increase in compensation and other employee-related costs related to an increase in headcount.
Local Operating Income Before Amortization increased 165% to $28.3 million, primarily due to profitability at CityGrid Media in the current year as compared to a loss in the prior year.

Operating income (loss)

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Search & Applications	$305,644	$101,638	50%	$204,006	$75,650	59%	$128,356
Match	205,492	67,937	49%	137,555	22,188	19%	115,367
Local	21,735	(3,798)	(15)%	25,533	17,128	204%	8,405
Media	(51,776)	(35,501)	(218)%	(16,275)	7,110	30%	(23,385)
Other	(7,689)	(3,793)	(97)%	(3,896)	27,704	88%	(31,600)
Corporate	(149,838)	(677)	—%	(149,161)	(1,813)	(1)%	(147,348)
Total	$323,568	$125,806	64%	$197,762	$147,967	297%	$49,795
Refer to Note 15 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Operating income in 2012 increased from 2011 primarily due to the increase of $136.6 million in Operating Income Before Amortization described above and a decrease of $3.0 million in non-cash compensation expense, partially offset by an increase of $13.7 million in amortization of intangibles. The increase in amortization of intangibles is primarily related to The About Group and News_Beast.

At December 31, 2012, there was $92.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

In connection with the Company’s annual impairment assessment in the fourth quarter of 2010, the Company identified and recorded impairment charges at the Other segment related to the write-down of the goodwill and intangible assets of Shoebuy of $28.0 million and $4.5 million, respectively, and the write-down of an indefinite-lived intangible asset of Search & Applications of $11.0 million. The goodwill and indefinite-lived intangible asset impairment charges at Shoebuy reflected expectations of lower revenue and profit performance in future years due to Shoebuy’s 2010 fourth quarter revenue and profit performance, which is its seasonally strongest quarter. The indefinite-lived intangible asset impairment charge at Search & Applications was primarily due to lower future revenue projections associated with a trade name and trademark based largely upon the impact of 2010’s full year results.

Equity in losses of unconsolidated affiliates

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(25,345)	$10,955	30%	$(36,300)	$(10,624)	(41)%	$(25,676)
Equity in losses of unconsolidated affiliates in 2012 includes a pre-tax non-cash charge of $18.6 million related to the re-measurement of the carrying value of our equity method investment in News_Beast to fair value in connection with our acquisition of a controlling interest as well as losses related to News_Beast through May 31, 2012.

Equity in losses of unconsolidated affiliates in 2011 includes losses related to our equity method investment in News_Beast and a pre-tax non-cash charge of $11.7 million related to the re-measurement of the carrying value of Match's 27%

equity method investment in Meetic to fair value (i.e., the tender offer price of €15.00 per share) in connection with our acquisition of a controlling interest. Partially offsetting these losses are earnings related to Meetic through August 31, 2011.

Equity in losses of unconsolidated affiliates in 2010 includes an $18.3 million impairment charge to write-down one of the Company's equity method investments to fair value. The decline in value was determined to be other-than-temporary due to the investee's continued losses and negative operating cash flows. The Company estimated the fair value of its investment using a multiple of revenue approach. In addition, the Company recognized a loss in 2010 related to its investment in Meetic primarily due to the amortization of intangibles, which was required by purchase accounting rules.
Other (expense) income, net

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Other (expense) income, net	$(9,161)	$(19,221)	NM	$10,060	$11,493	NM	$(1,433)
Other expense, net in 2012 is primarily due to an $8.7 million other-than-temporary impairment charge related to a long-term marketable equity security. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of its unrealized loss and based on that evaluation recorded an impairment charge in the fourth quarter of 2012.
Other income, net in 2011 is primarily due to $4.6 million in gains associated with certain non-income tax refunds related to Match Europe, which was sold in 2009, and a foreign currency exchange gain of $3.3 million related to the funds that were held in escrow for the Meetic tender offer.
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

Income tax (provision) benefit

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Income tax (provision) benefit	$(119,215)	NM	NM	$4,047	NM	NM	$(32,079)
In 2012, the Company recorded an income tax provision for continuing operations of $119.2 million, which represents an effective income tax rate of 41%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for income tax contingencies, a valuation allowance on the deferred tax asset created by the other-than-temporary impairment charge related to a long-term marketable equity security and state taxes, partially offset by foreign income taxed at lower rates. In 2011, the Company recorded an income tax benefit for continuing operations of $4.0 million despite pre-tax income of a $171.5 million. The income tax benefit is due principally to the reversal of a previously established deferred tax liability described in the next sentence, the effective settlement of audits, expirations of statutes of limitations and foreign income taxed at lower rates. In connection with the acquisition of a controlling interest in Meetic in 2011, the Company concluded that it intends to indefinitely reinvest the earnings of Match’s international operations related to Meetic, including the 2009 gain on sale of Match Europe, outside of the United States which resulted in a deferred tax liability reversal of $43.7 million. In 2010, the Company recorded an income tax provision for continuing operations of $32.1 million, which represents an effective tax rate of 141%. The 2010 tax rate is higher than the federal statutory rate of 35% due principally to non-deductible impairment charges related to goodwill and intangible assets, interest on reserves for income tax contingencies, a valuation allowance on the deferred tax asset created by the impairment charge for an equity method investment and state taxes, partially offset by foreign tax credits and foreign income taxed at lower rates.

At December 31, 2012 and 2011, the Company has unrecognized tax benefits of $379.3 million and $351.6 million, respectively. Unrecognized tax benefits at December 31, 2012 increased $27.7 million from December 31, 2011 due principally to a net increase in deductible timing differences and additions for tax positions related to prior years. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the year ended December 31, 2012 is a $5.2 million expense and a $2.8 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in income tax provision for continuing operations and discontinued operations for the year ended December 31, 2011 is a $1.4 million expense and a $6.7 million expense, respectively, net of related deferred taxes, respectively, for interest on unrecognized tax benefits. At December 31, 2012 and 2011, the Company has accrued $117.5 million and $111.2 million, respectively, for the payment of interest. At December 31, 2012 and 2011, the Company has accrued $5.0 million and $2.5 million, respectively, for penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2009. The settlement of these tax years has not yet been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2001 through 2009 has been extended to December 31, 2013, and we expect it to be extended further. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $122.2 million within twelve months of the current reporting date, of which approximately $13.4 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

Discontinued operations

	Years Ended December 31,
	2012	$ Change	% Change	2011	$ Change	% Change	2010
	(Dollars in thousands)
Gain on Liberty Exchange	$—	$—	—%	$—	$(140,768)	NM	$140,768
Loss from discontinued operations, net of tax	$(9,051)	$(5,059)	(127)%	$(3,992)	$33,031	89%	$(37,023)
In 2010, the Company recognized an after-tax gain of $140.8 million on the tax-free exchange of Evite, Gifts.com and IAC Advertising Solutions.
The 2012 loss is primarily due to an increase in reserves for income tax contingencies. The 2011 loss is primarily due to interest on reserves for income tax contingencies, partially offset by foreign currency exchange gains related to the liquidation of certain inactive subsidiaries. The 2010 loss is primarily due to losses of InstantAction, which includes a pre-tax impairment charge related to goodwill of $31.6 million.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2012, the Company had $750.0 million of cash and cash equivalents, $20.6 million of marketable securities and $595.8 million of long-term debt, including current maturities of $15.8 million. Domestically, cash equivalents primarily consist of AAA rated money market funds. Internationally, cash equivalents primarily consist of AAA rated money market funds and time deposits. Marketable securities primarily consist of short-to-intermediate-term debt securities issued by investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. Long-term debt, including current maturities, is comprised of $500.0 million in 2012 Senior Notes due December 15, 2022, $80.0 million in Liberty Bonds due September 1, 2035 and $15.8 million in 2002 Senior Notes, which was paid on January 15, 2013.
At December 31, 2012, $244.0 million of the $750.0 million of cash and cash equivalents and none of the $20.6 million of marketable securities were held by the Company's foreign subsidiaries. No U.S. federal or state income taxes have been provided on the indefinitely reinvested earnings of any of the Company's foreign subsidiaries that hold this cash and cash equivalents. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. The Company currently does not anticipate a need to repatriate them to fund our U.S. operations.
In summary, the Company's cash flows attributable to continuing operations are as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$354,527	$372,386	$340,707
Net cash used in investing activities	(352,088)	(25,186)	(118,096)
Net cash provided by (used in) financing activities	44,301	(372,233)	(717,210)
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges and equity in income or losses of unconsolidated affiliates, and the effect of changes in working capital activities. Net cash provided by operating activities attributable to continuing operations in 2012 was $354.5 million and consists of earnings from continuing operations of $169.8 million, adjustments for non-cash items of $261.3 million and cash used in working capital activities of $76.6 million. Adjustments for non-cash items primarily consists of $85.6 million of non-cash compensation expense, $52.5 million of depreciation, $37.1 million of deferred income taxes and $25.3 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $18.6 million to re-measure the carrying value of our investment in News_Beast to fair value in connection with our acquisition of a controlling interest. The deferred income tax provision primarily relates to the vesting of restricted stock units, the exercise of stock options and the accelerated payment of 2012 bonuses. The decrease in cash from changes in working capital activities primarily consists of an increase of $31.0 million in accounts receivable, an increase of $23.0 million in other current assets, a decrease in accounts payable and other current liabilities of $14.4 million and a decrease in income taxes payable of $10.1 million. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our services agreement with Google; the related receivable from Google was $125.3 million and $105.7 million at December 31, 2012 and 2011, respectively. While our Match and HomeAdvisor businesses experienced growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The increase in other current assets is primarily related to a receivable for insurance claims related to Hurricane Sandy, an increase in capitalized downloadable search toolbar costs and an increase in short-term production costs at certain of our Media businesses that are capitalized as the television program, video or film is being produced. The decrease in accounts payable and other current liabilities is primarily due to a decrease in accrued employee compensation and benefits, partially offset by an increase in accrued advertising expense. The decrease in accrued employee compensation and benefits is due to the payment of the 2012 and 2011 bonuses in 2012. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Search & Applications. The decrease in income taxes payable is due to current year income tax payments in excess of current year income tax accruals.

Net cash used in investing activities attributable to continuing operations in 2012 of $352.1 million includes cash consideration used in acquisitions and investments of $447.0 million primarily related to the acquisition of The About Group, and capital expenditures of $51.2 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $155.7 million.

Net cash provided by financing activities attributable to continuing operations in 2012 of $44.3 million includes $500.0 million in proceeds from the issuance of our 2012 Senior Notes, proceeds related to the issuance of common stock, net of withholding taxes, of $262.8 million, and excess tax benefits from stock-based awards of $57.1 million, partially offset by $691.8 million for the repurchase of 15.5 million shares of common stock at an average price of $46.09 per share and $68.2 million related to the payment of cash dividends to IAC shareholders. Included in the proceeds related to the issuance of common stock are proceeds of $284.1 million from the exercise of warrants to acquire 11.7 million shares of IAC common stock, some of which were exercised on a cashless or net basis. The weighted average strike price of the warrants was $28.40 per share.
Net cash provided by operating activities attributable to continuing operations in 2011 was $372.4 million and consists of earnings from continuing operations of $175.6 million, adjustments for non-cash items of $176.9 million and cash provided by working capital activities of $19.9 million. Adjustments for non-cash items primarily consists of $88.6 million of non-cash compensation expense, $56.7 million of depreciation, $36.3 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $11.7 million to re-measure the carrying value of our investment in Meetic to fair value in connection with our acquisition of a controlling interest, partially offset by $35.5 million of deferred income taxes. The deferred income tax benefit primarily relates to the reversal of a previously established deferred tax liability in connection with the acquisition of a controlling interest in Meetic. The increase in cash from changes in working capital activities primarily consists of an increase of $57.2 million in accounts payable and other current liabilities and an increase of $48.9 million in deferred revenue, partially offset by an increase in accounts receivable of $58.3 million and a decrease in income taxes payable of $29.2 million. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued advertising expense, an increase in accrued employee compensation and benefits and an increase in accrued revenue share expense. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Search & Applications. The increase in accrued employee compensation and benefits is primarily due to the increase in the 2011 bonus accrual which was paid entirely in the first quarter of 2012 as compared to the 2010 bonus accrual which was partially paid in December of 2010 and the remainder in the first quarter of 2011. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search & Applications. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $29.5 million in deferred revenue at Meetic, as well as growth at Electus, Vimeo and Notional. The increase in accounts receivable is primarily due to the growth in revenue earned from our services agreement with Google; the related receivable from Google was $105.7 million and $70.5 million at December 31, 2011 and 2010, respectively. While our Match, Media and HomeAdvisor businesses experienced strong growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The decrease in income taxes payable is primarily attributable to excess tax benefits of $22.2 million from stock-based awards that were recorded in 2011 related to the income tax benefit realized from the exercise of stock options and the vesting of restricted stock units. To the extent such deductions reduce income taxes payable, they are reported as financing activities in the consolidated statement of cash flows. In addition, current year income tax payments in 2011 were in excess of current year income tax accruals.
Net cash used in investing activities attributable to continuing operations in 2011 of $25.2 million includes cash consideration used in acquisitions and investments of $368.7 million primarily related to the acquisitions of Meetic and OkCupid and the investment in Zhenai Inc. and capital expenditures of $40.0 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $396.2 million.
Net cash used in financing activities attributable to continuing operations in 2011 of $372.2 million includes $507.8 million for the repurchase of 13.6 million shares of common stock at an average price of $38.20 per share and $10.7 million related to the payment of cash dividends to IAC shareholders, partially offset by proceeds related to the issuance of common stock, net of withholding taxes, of $132.8 million, and excess tax benefits from stock-based awards of $22.2 million. Included in the proceeds related to the issuance of common stock are proceeds of $76.0 million from the exercise of warrants to acquire 3.2 million shares of IAC common stock. The weighted average strike price of the warrants was $26.90 per share.
Net cash provided by operating activities attributable to continuing operations in 2010 was $340.7 million and consists of a loss from continuing operations of $9.4 million, adjustments for non-cash items of $241.0 million and cash provided by working capital activities of $109.1 million. Adjustments for non-cash items primarily consists of $84.3 million of non-cash compensation expense, $63.9 million of depreciation, $28.0 million of goodwill impairment, $27.5 million of amortization of intangibles, which includes an impairment charge of $15.5 million and $25.7 million of equity in losses of unconsolidated affiliates. The increase in cash from changes in working capital activities primarily consists of an increase of $76.7 million in income taxes payable, an increase of $54.2 million in accounts payable and other current liabilities and an increase in deferred revenue of $19.7 million, partially offset by an increase in accounts receivable of $32.9 million. The increase in income taxes payable was primarily a result of income tax refunds received in 2010 related to the federal carryback of net capital losses generated from the sale of ARO stock in 2009 and the receipt of refundable New York State tax credits under the Brownfield Cleanup Program Act, which were recorded as an income tax receivable in 2007 and principally related to the construction of the Company's headquarters building in New York City. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued revenue share expense and an increase in accrued advertising expense. The increase in accrued revenue share expense is primarily due to an increase in the proportion of revenue from our B2B customized browser-based applications and other arrangements with third parties who direct traffic to our websites as well as a shift in partner mix to partners carrying higher traffic acquisition costs. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures in the fourth quarter of 2010 relative to the fourth quarter of 2009 at Search & Applications and Match. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match. The increase in accounts receivable is primarily due to the growth in revenue earned from our services agreement with Google; the related receivable from Google was $70.5 million and $53.7 million at December 31, 2010 and 2009, respectively. While our Match, Media and HomeAdvisor businesses experienced strong growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses.
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
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company has a $300.0 million revolving credit facility, which is available as an additional source of financing. At December 31, 2012, there were no outstanding borrowings under the revolving credit facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2013 capital expenditures will be higher than 2012. At December 31, 2012, IAC had 3.1 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On February 5, 2013, IAC declared a quarterly cash dividend of $0.24 per share of common and Class B common stock outstanding; the dividend is payable on March 1, 2013 to stockholders of record on February 15, 2013. Future declarations of dividends are subject to the determination of IAC's Board of Directors.

The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations in 2013 and available borrowing capacity under its $300.0 million revolving credit facility will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities(b)	$925,503	$43,753	$55,500	$55,500	$770,750
Purchase obligations(c)	41,109	18,785	22,233	91	—
Operating leases	328,107	24,071	49,377	43,861	210,798
Total contractual cash obligations	$1,294,719	$86,609	$127,110	$99,452	$981,548
_______________________________________________________________________________

(a)
The Company has excluded $340.9 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 4 to the consolidated financial statements.

(b)	Represents contractual amounts due including interest.

(c)
The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. Purchase obligations also include minimum payments due under telecommunication contracts related to data transmission lines.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(d)	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(In thousands)
Letters of credit	$2,780	$2,780	$—	$—	$—
_______________________________________________________________________________

(d)	Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2012.

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
        Amortization of intangibles (including impairment of intangibles, if applicable) and goodwill impairment (if applicable) are non-cash expenses relating primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as content, technology, advertiser and supplier relationships and customer lists, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION
For a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the years ended December 31, 2012, 2011 and 2010, see Note 15 to the consolidated financial statements.

Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the descriptions of IAC's accounting policies contained in Note 2 to the consolidated financial statements in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The annual assessments identified impairment charges in 2010 related to the Shoebuy and Search & Applications reporting units. These impairment charges are more fully described above in "Results of Operations for the Years Ended December 31, 2012, 2011 and 2010." The value of goodwill and indefinite-lived intangible assets that is subject to annual assessment for impairment is $1.6 billion and $379.0 million, respectively, at December 31, 2012.
In 2012, the Company adopted Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment," which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary. If it is more likely than not that the fair value of the reporting unit is less than the carrying value then goodwill must be tested for impairment using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 25% in 2012 and 13% to 20% in 2011. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.
The fair value of each of the Company's seven reporting units, excluding Tutor which was acquired in December 2012, exceed their carrying values by more than 20% at October 1, 2012, the date of our most recent annual impairment assessment. Any impairment charge that might result in the future would be determined based upon the excess of the carrying value of goodwill over its implied fair value using the second step of the impairment analysis that is described above but, in any event, would not be expected to be lower than the excess of the carrying value of the reporting unit over its fair value. The primary driver in the DCF valuation analyses and the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability. Generally, the Company would expect to record an impairment if forecasted revenue and profitability are no longer expected to be achieved and as a result, the carrying value of a reporting unit(s) exceeds its fair value. This assessment would be based, in part, upon the performance of its businesses relative to budget, the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
In 2012, the Company adopted ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, the fair value of the asset does not need to be determined. If it is more likely than not that the fair value of an indefinite-lived intangible asset is less than the carrying value then the fair value of asset must be determined and compared to its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10% to 18% in 2012 and 13% to 20% in 2011, and the royalty rates used ranged from 1% to 9% in both 2012 and 2011.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. During 2011 the Company wrote-off certain capitalized software costs. These charges are more fully described above in "Results of Operations for the Years Ended December 31, 2012, 2011 and 2010." The carrying value of property and equipment and definite-lived intangible assets is $374.5 million at December 31, 2012.
Income Taxes
Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 4 to the consolidated financial statements, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2012, the balance of deferred tax liabilities, net, is $303.0 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. At December 31, 2012, the Company has unrecognized tax benefits of $496.8 million, including interest. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
Stock-Based Compensation
As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of stock options issued in 2012, 2011 and 2010 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 0.6%, 2.3% and 2.4%, respectively, a dividend yield of 1.2%, zero and zero, respectively, volatility factors of 31%, 30% and 30%, respectively, based on the historical stock price volatilities of IAC and a weighted average expected term of the stock options of 4.4 years, 6.1 years and 5.6 years, respectively. For stock options, including unvested stock options assumed in acquisitions, the value of the stock option is measured at the grant date (or acquisition date, if applicable) at fair value and expensed over the remaining vesting term. The impact on non-cash compensation expense for the year ended December 31, 2012, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected term of the outstanding options would be an increase of $2.2 million, $10.4 million, and $5.0 million, respectively. The Company also issues RSUs and performance-based RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation expense over the vesting term. For performance-based RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term when the performance targets are considered probable of being achieved.
Marketable Securities
The Company invests in certain marketable securities, which primarily consist of short-to-intermediate-term debt securities issued by investment grade corporate issuers. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.
The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer, and whether it is not more likely than not that the Company will be required to sell the security before the recovery of the amortized cost basis, which may be maturity. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in current earnings and a new cost basis in the investment is established. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of the Company's investment in marketable securities to decline. During 2012, the Company recorded an other-than-temporary impairment charge of $8.7 million related to one of its long-term marketable equity securities. This charge is more fully described above in "Results of Operations for the Years Ended December 31, 2012, 2011 and 2010." During 2011, the Company did not consider any of its marketable securities to be other-than-temporarily impaired.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, marketable debt securities and long-term debt, including the current portion thereof.
The Company invests its excess cash in certain cash equivalents and marketable debt securities, which consist primarily of money market instruments and short-to-intermediate-term debt securities issued by investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. During 2012, the Company did not record any other-than-temporary impairment charges related to its cash equivalents and marketable debt securities.
Based on the Company's total investment in marketable debt securities at December 31, 2012, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of these securities by less than $0.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of $750.0 million is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.
At December 31, 2012, the Company's outstanding debt is $595.8 million, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $49.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Equity Price Risk
The Company is exposed to market risk as it relates to changes in the market value of its investments.
At December 31, 2012, the Company has three investments in equity securities of publicly traded companies. These available-for-sale marketable equity securities are reported at fair value based on their quoted market prices with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market. During 2012, the Company recorded an $8.7 million other-than-temporary impairment charge related to one of its available-for-sale marketable equity securities. The other-than-temporary impairment charge is included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
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
The economic impact of foreign currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign currency exchange gains and losses are not material to the Company's earnings in 2012, 2011 and 2010. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency exchange risks because cash flows from international operations are generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency exchange risks. The

Company's objective in managing its foreign currency exchange risk is to minimize its potential exposure to the changes that foreign currency exchange rates might have on its earnings, cash flows and financial position.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IAC/InterActiveCorp
We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 1, 2013

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$749,977	$704,153
Marketable securities	20,604	165,695
Accounts receivable, net of allowance of $11,088 and $7,309, respectively	229,830	177,030
Other current assets	156,339	112,255
Total current assets	1,156,750	1,159,133
Property and equipment, net	270,512	259,588
Goodwill	1,616,154	1,358,524
Intangible assets, net	482,904	378,107
Long-term investments	161,278	173,752
Other non-current assets	118,230	80,761
TOTAL ASSETS	$3,805,828	$3,409,865
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term debt	$15,844	$—
Accounts payable, trade	98,314	64,398
Deferred revenue	155,499	126,297
Accrued expenses and other current liabilities	355,232	343,490
Total current liabilities	624,889	534,185
Long-term debt, net of current maturities	580,000	95,844
Income taxes payable	479,945	450,533
Deferred income taxes	323,403	302,213
Other long-term liabilities	31,830	16,601

Redeemable noncontrolling interests	58,126	50,349

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 250,982,079 and 234,100,950 shares, respectively, and outstanding 78,471,784 and 77,126,881 shares, respectively	251	234
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares, respectively	16	16
Additional paid-in capital	11,607,367	11,280,173
Accumulated deficit	(318,519)	(477,785)
Accumulated other comprehensive loss	(32,169)	(12,443)
Treasury stock 182,878,295 and 167,342,069 shares, respectively	(9,601,218)	(8,885,146)
Total IAC shareholders' equity	1,655,728	1,905,049
Noncontrolling interests	51,907	55,091
Total shareholders' equity	1,707,635	1,960,140
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,805,828	$3,409,865
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenue	$2,800,933	$2,059,444	$1,636,815
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	992,470	761,244	593,816
Selling and marketing expense	898,761	614,174	492,206
General and administrative expense	396,013	328,728	316,500
Product development expense	101,869	78,760	65,097
Depreciation	52,481	56,719	63,897
Amortization of intangibles	35,771	22,057	27,472
Goodwill impairment	—	—	28,032
Total costs and expenses	2,477,365	1,861,682	1,587,020
Operating income	323,568	197,762	49,795
Equity in losses of unconsolidated affiliates	(25,345)	(36,300)	(25,676)
Other (expense) income, net	(9,161)	10,060	(1,433)
Earnings from continuing operations before income taxes	289,062	171,522	22,686
Income tax (provision) benefit	(119,215)	4,047	(32,079)
Earnings (loss) from continuing operations	169,847	175,569	(9,393)
Gain on Liberty Exchange	—	—	140,768
Loss from discontinued operations, net of tax	(9,051)	(3,992)	(37,023)
Net earnings	160,796	171,577	94,352
Net (earnings) loss attributable to noncontrolling interests	(1,530)	2,656	5,007
Net earnings attributable to IAC shareholders	$159,266	$174,233	$99,359

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations	$1.95	$2.05	$(0.04)
Diluted earnings (loss) per share from continuing operations	$1.81	$1.89	$(0.04)
Basic earnings per share	$1.85	$2.01	$0.93
Diluted earnings per share	$1.71	$1.85	$0.93

Dividends declared per share	$0.72	$0.12	$—

Non-cash compensation expense by function:
Cost of revenue	$6,219	$5,359	$4,510
Selling and marketing expense	4,760	4,807	4,228
General and administrative expense	68,640	70,894	69,082
Product development expense	6,006	7,528	6,460
Total non-cash compensation expense	$85,625	$88,588	$84,280
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net earnings	$160,796	$171,577	$94,352
Other comprehensive income (loss):
Change in foreign currency translation adjustment (net of tax benefit of $4,711 in 2010)	712	(49,438)	(4,504)
Change in net unrealized (losses) gains on available-for-sale securities (net of tax benefit of $3,981 in 2012, tax provision of $5,460 in 2011, and tax benefit of $1,555 in 2010)	(19,827)	11,212	(2,720)
Total other comprehensive loss	(19,115)	(38,226)	(7,224)
Comprehensive income	141,681	133,351	87,128
Comprehensive (income) loss attributable to noncontrolling interests	(2,141)	10,893	5,274
Comprehensive income attributable to IAC shareholders	$139,540	$144,244	$92,402

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		Accumulated Deficit			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2009	$28,180	$223	222,658	$16	16,157	$10,942,128	$(751,377)	$24,503	$(7,468,532)	$2,746,961	$—	$2,746,961
Net (loss) earnings for the year ended December 31, 2010	(5,007)	—	—	—	—	—	99,359	—	—	99,359	—	99,359
Other comprehensive loss, net of tax	(267)	—	—	—	—	—	—	(6,957)	—	(6,957)	—	(6,957)
Noncontrolling interests related to acquisitions	23,583	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interests created by a decrease in the ownership of a subsidiary contributed to a consolidated Latin American venture	15,750	—	—	—	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	—	—	—	85,048	—	—	—	85,048	—	85,048
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	3	2,864	—	—	30,930	—	—	—	30,933	—	30,933
Income tax provision related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	(12,237)	—	—	—	(12,237)	—	(12,237)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(530,885)	(530,885)	—	(530,885)
Receipt of stock in the Liberty Exchange	—	—	—	—	—	—	—	—	(364,169)	(364,169)	—	(364,169)
Adjustment of redeemable noncontrolling interests to fair value	(2,059)	—	—	—	—	2,059	—	—	—	2,059	—	2,059
Other	(311)	—	352	—	—	(44)	—	—	—	(44)	—	(44)
Balance as of December 31, 2010	$59,869	$226	225,874	$16	16,157	$11,047,884	$(652,018)	$17,546	$(8,363,586)	$2,050,068	$—	$2,050,068
Net (loss) earnings for the year ended December 31, 2011	(239)	—	—	—	—	—	174,233	—	—	174,233	(2,417)	171,816
Other comprehensive loss, net of tax	(2,968)	—	—	—	—	—	—	(29,989)	—	(29,989)	(5,269)	(35,258)
Noncontrolling interests related to acquisition of Meetic S.A.	36,656	—	—	—	—	—	—	—	—	—	64,831	64,831
Decrease in redeemable noncontrolling interests in a consolidated Latin American venture resulting from the acquisition of Meetic	(37,917)	—	—	—	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	—	—	—	86,725	—	—	—	86,725	1,049	87,774
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	5	5,010	—	—	56,731	—	—	—	56,736	—	56,736
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	28,363	—	—	—	28,363	—	28,363
Issuance of common stock upon the exercise of warrants	—	3	3,217	—	—	76,039	—	—	—	76,042	—	76,042
Dividends	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(3,103)	(14,399)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(518,637)	(518,637)	—	(518,637)
Receipt of stock in the Liberty Exchange	—	—	—	—	—	—	—	—	(2,923)	(2,923)	—	(2,923)
Purchase of noncontrolling interests	(5,779)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,273	—	—	—	—	(4,273)	—	—	—	(4,273)	—	(4,273)
Other	(3,546)	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2011	$50,349	$234	234,101	$16	16,157	$11,280,173	$(477,785)	$(12,443)	$(8,885,146)	$1,905,049	$55,091	$1,960,140

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		Accumulated Deficit			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Net (loss) earnings for the year ended December 31, 2012	(1,118)	—	—	—	—	—	159,266	—	—	159,266	2,648	161,914
Other comprehensive income (loss), net of tax	207	—	—	—	—	—	—	(19,726)	—	(19,726)	404	(19,322)
Non-cash compensation expense	—	—	—	—	—	82,807	—	—	—	82,807	2,818	85,625
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	5	5,153	—	—	(16,503)	—	—	—	(16,498)	—	(16,498)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	49,967	—	—	—	49,967	—	49,967
Issuance of common stock upon the exercise of warrants	—	12	11,728	—	—	284,099	—	—	—	284,111	—	284,111
Dividends	—	—	—	—	—	(68,901)	—	—	—	(68,901)	—	(68,901)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(716,072)	(716,072)	—	(716,072)
Purchase of redeemable noncontrolling interests	(2,955)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,275	—	—	—	—	(4,275)	—	—	—	(4,275)	—	(4,275)
Transfer from noncontrolling interests to redeemable noncontrolling interests	10,049	—	—	—	—	—	—	—	—	—	(10,049)	(10,049)
Other	(2,681)	—	—	—	—	—	—	—	—	—	995	995
Balance as of December 31, 2012	$58,126	$251	250,982	$16	16,157	$11,607,367	$(318,519)	$(32,169)	$(9,601,218)	$1,655,728	$51,907	$1,707,635
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$160,796	$171,577	$94,352
Less: (loss) earnings from discontinued operations, net of tax	(9,051)	(3,992)	103,745
Earnings (loss) from continuing operations	169,847	175,569	(9,393)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	85,625	88,588	84,280
Depreciation	52,481	56,719	63,897
Amortization of intangibles	35,771	22,057	27,472
Goodwill impairment	—	—	28,032
Impairment of long-term investments	8,685	—	7,844
Deferred income taxes	37,076	(35,483)	(6,074)
Equity in losses of unconsolidated affiliates	25,345	36,300	25,676
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,991)	(58,314)	(32,901)
Other current assets	(22,991)	1,287	(8,636)
Accounts payable and other current liabilities	(14,384)	57,228	54,188
Income taxes payable	(10,091)	(29,215)	76,749
Deferred revenue	1,864	48,950	19,653
Other, net	16,290	8,700	9,920
Net cash provided by operating activities attributable to continuing operations	354,527	372,386	340,707
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(411,035)	(278,469)	(17,333)
Capital expenditures	(51,201)	(39,954)	(39,829)
Proceeds from maturities and sales of marketable debt securities	195,501	584,935	763,326
Purchases of marketable debt securities	(53,952)	(203,970)	(838,155)
Proceeds from sales of long-term investments	14,194	15,214	5,324
Purchases of long-term investments	(36,094)	(90,245)	(2,283)
Dividend received from Meetic S.A.	—	—	11,355
Other, net	(9,501)	(12,697)	(501)
Net cash used in investing activities attributable to continuing operations	(352,088)	(25,186)	(118,096)
Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt	500,000	—	—
Purchase of treasury stock	(691,830)	(507,765)	(539,598)
Issuance of common stock, net of withholding taxes	262,841	132,785	25,939
Dividends	(68,163)	(10,668)	—
Excess tax benefits from stock-based awards	57,101	22,166	14,291
Liberty Exchange	—	—	(217,921)
Other, net	(15,648)	(8,751)	79
Net cash provided by (used in) financing activities attributable to continuing operations	44,301	(372,233)	(717,210)
Total cash provided by (used in) continuing operations	46,740	(25,033)	(494,599)
Total cash used in discontinued operations	(3,472)	(8,417)	(7,545)
Effect of exchange rate changes on cash and cash equivalents	2,556	(4,496)	(1,754)
Net increase (decrease) in cash and cash equivalents	45,824	(37,946)	(503,898)
Cash and cash equivalents at beginning of period	704,153	742,099	1,245,997
Cash and cash equivalents at end of period	$749,977	$704,153	$742,099
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor.com and Vimeo.com. Focused in the areas of search, applications, online dating, local and media, IAC's family of websites is one of largest in the world, with more than a billion monthly visits across more than 30 countries. IAC includes the businesses comprising its Search & Applications, Match, Local, Media and Other segments, as well as investments in unconsolidated affiliates.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
Search & Applications
Our Search & Applications segment consists of: Websites, including Ask.com, About.com and Dictionary.com, through which we provide search services and content; and Applications, including our direct to consumer downloadable applications business ("B2C") and our partnership operations ("B2B"), as well as our Ask.com and Dictionary.com downloadable applications.
Match
Through the brands and businesses within our Match segment, we are a leading provider of subscription-based and ad-supported online personals services in North America, Europe, Latin America, Australia and Asia. We provide these services through websites and applications that we own and operate. Our European operations are conducted through an 81% stake in Meetic, S.A. ("Meetic"), which is based in France. See Note 5 for additional information related to the Meetic acquisition.
Local
Our Local segment consists of HomeAdvisor (formerly ServiceMagic) and CityGrid Media. HomeAdvisor is a leading online marketplace for matching consumers with home services professionals in the United States. HomeAdvisor connects consumers, by way of patented proprietary technologies, with home services professionals, all of which are pre-screened and the majority of which are customer-rated. Through a majority investment, HomeAdvisor also operates businesses in the online home services space in France and the United Kingdom under various brands. CityGrid Media is an online media company that owns and operates CityGrid, an advertising network that integrates local content and advertising for distribution to both affiliated and third party publishers across web and mobile platforms, as well as proprietary websites, such as Citysearch.com and Urbanspoon.com, through which consumers can access local merchant information and reviews online.
Media
Our Media segment consists primarily of Vimeo, Electus, Connected Ventures (which operates CollegeHumor Media and Notional), News_Beast (formerly The Newsweek/DailyBeast Company) and DailyBurn.
Other
Our Other segment consists primarily of Shoebuy, a leading internet retailer of footwear and related apparel and accessories, and Tutor, an online tutoring solution which was acquired in December 2012.
Discontinued Operations
On December 1, 2010, IAC exchanged (on a tax-free basis) the stock of a wholly-owned subsidiary that held our Evite, Gifts.com and IAC Advertising Solutions businesses and $217.9 million in cash for substantially all of Liberty Media Corporation's ("Liberty") equity stake in IAC (the "Liberty Exchange"). See Note 12 for additional information related to this exchange. In addition, during the fourth quarter of 2010, InstantAction ceased operations. Evite, Gifts.com, IAC Advertising Solutions and InstantAction were previously reported in IAC's former Media & Other segment.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Search & Applications
The Search & Applications segment's revenue consists principally of advertising revenue which is generated primarily through the display of paid listings in response to search queries, as well as from advertisements appearing on its destination search websites and portals and certain third party websites and the syndication of search results generated by Ask-branded destination search websites. The Company obtains the substantial majority of its paid listings from third-party providers, primarily Google Inc. ("Google"). Paid listings are priced on a price per click and when the Company delivers a user's click to a paid listing supplied by Google, Google bills the advertiser and shares a portion of its resulting paid listing fee with the Company. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user's click is generated by a third party site, the Company recognizes the amount due from Google as revenue and records the revenue share obligation to the third-party site as traffic acquisition costs.
Match
Match's revenue consists primarily of subscription fee revenue generated from customers who subscribe to online personals services on Match.com and most of Match's other personals websites. Subscription fee revenue is recognized over the terms of the applicable subscriptions, which primarily range from one to six months. Deferred revenue at Match is $103.9 million and $94.9 million at December 31, 2012 and 2011, respectively. Match also earns revenue from online advertising, primarily from OkCupid, which was acquired in January 2011. Online advertising revenue is recognized every time an ad is displayed.
Local
HomeAdvisor's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a consumer lead. HomeAdvisor's activation revenue is generated through the enrollment and activation of a new home service professional. Activation revenue is initially deferred and recognized over 24 months. Deferred revenue at HomeAdvisor is $3.0 million and $3.8 million at December 31, 2012 and 2011, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Media
Revenue of media businesses included in this segment is generated primarily through advertising, media production and subscriptions. Advertising revenue is recognized every time an ad is displayed or over the period earned, media production revenue is recognized based on delivery and acceptance and subscription fee revenue is recognized over the terms of the applicable subscriptions, which are one month or one year.
Other
Shoebuy's revenue consists of merchandise sales, reduced by incentive discounts and sales returns, and is recognized when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. Accruals for returned merchandise are based on historical experience. Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of revenue.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated money market funds. Internationally, cash equivalents primarily consist of AAA rated money market funds and time deposits.
Marketable Securities
The Company invests in certain marketable securities, which primarily consist of short-to-intermediate-term debt securities issued by investment grade corporate issuers. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. All marketable securities are classified as available-for-sale and are reported at fair value. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Category	Estimated Useful Lives
Buildings and leasehold improvements	3 to 39 Years
Computer equipment and capitalized software	2 to 3 Years
Furniture and other equipment	3 to 10 Years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation and other employee-related costs for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. During 2011, the Company wrote-off $4.9 million in capitalized software costs associated with the exit of the Company's direct sponsored listings business. The net book value of capitalized internal use software is $33.4 million and $29.2 million at December 31, 2012 and 2011, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill acquired in business combinations is assigned to the reporting unit(s) that are expected to benefit from the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. In 2012, the Company adopted Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment", which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary. If it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the goodwill must be tested using a two-step process based on prior accounting guidance, and if the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. The Company also adopted Accounting Standards Update 2012-02 "Testing Indefinite-Lived Intangible Assets for Impairment" in 2012, which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, the fair value of the asset does not need to be determined. If it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value, then the indefinite-lived intangible asset must be tested based on prior accounting guidance, and if its carrying value exceeds its estimated fair value, an impairment loss equal to the excess is recorded. See Note 6 for discussion of impairment charges recorded in 2010. There are no impairment charges recorded in 2012 and 2011.
The Company's reporting units are consistent with its determination of its operating segments. Goodwill is tested for impairment at the reporting unit level. The Company's operating segments, reporting units and reportable segments are as follows:

Operating Segment and Reporting Unit	Reportable Segment
Search & Applications	Search & Applications
Match	Match
HomeAdvisor	Local
CityGrid Media	Local
Connected Ventures	Media
DailyBurn	Media
Shoebuy	Other
Tutor	Other
Media and Other include other operating segments that do not have goodwill. See Note 15 for additional information regarding the Company's method of determining operating and reportable segments.
The fair value of each of the Company's seven reporting units, excluding Tutor which was acquired in December 2012, exceed their carrying values by more than 20% at October 1, 2012, the date of our most recent annual impairment assessment.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair value of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See Note 9 for a discussion of fair value measurements made using Level 3 inputs.

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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and third parties that distribute our B2C downloadable applications, and offline marketing, principally television and radio advertising. Advertising expense is $779.7 million, $497.2 million and $371.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company capitalizes and amortizes the costs associated with certain distribution arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable applications associated with our B2C operations. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred.
Legal Costs
Legal costs are expensed as incurred.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense.
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
Earnings Per Share
Basic earnings per share ("Basic EPS") is computed by dividing net earnings attributable to IAC shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of other (expense) income, net.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income into earnings. Such gains totaled $9.2 million during the year ended December 31, 2011, and are included in "Loss from discontinued operations, net of tax" in the accompanying consolidated statement of operations.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See Note 14 for a further description of the Company's stock-based compensation plans.
Redeemable Noncontrolling Interests
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. These put and call arrangements become exercisable by the Company and the counter-party at various dates over the next four years. There are no put and call arrangements that became exercisable during 2012 and 2010. During 2011, one of these arrangements became exercisable. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2012, 2011 and 2010, the Company recorded adjustments of $4.3 million, $4.3 million and $(2.1) million, respectively, to increase (reduce) these interests to fair value.
Noncontrolling interests in the consolidated subsidiaries of the Company should ordinarily be reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer, must be classified outside of shareholders' equity. Accordingly, if redemption of the noncontrolling interests is outside the control of the Company, the interests are included outside of shareholders' equity in the accompanying consolidated balance sheet.
Redeemable noncontrolling interests at December 31, 2012 and 2011 primarily relate to Meetic and certain operations included in the Media and Other segments. Redeemable noncontrolling interests at December 31, 2010 primarily relate to the international operations of Match and certain operations included in the Media and Other segments.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests
Noncontrolling interests at December 31, 2012 and 2011 relate principally to Meetic.
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google, which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2012, 2011 and 2010, revenue earned from Google is $1.4 billion, $970.4 million and $727.9 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $125.3 million and $105.7 million at December 31, 2012 and 2011, respectively.
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
NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2012	2011
	(In thousands)
Other current assets:
Income taxes receivable	$27,437	$7,728
Prepaid expenses	22,877	19,769
Capitalized downloadable search toolbar costs, net	22,205	17,704
Deferred income taxes	20,343	41,045
Production costs	20,099	12,538
Other	43,378	13,471
Other current assets	$156,339	$112,255

	December 31,
	2012	2011
	(In thousands)
Property and equipment, net:
Buildings and leasehold improvements	$238,652	$235,737
Computer equipment and capitalized software	197,402	186,016
Furniture and other equipment	42,949	43,156
Projects in progress	19,303	7,643
Land	5,117	5,117
	503,423	477,669
Accumulated depreciation and amortization	(232,911)	(218,081)
Property and equipment, net	$270,512	$259,588

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2012	2011
	(In thousands)
Other non-current assets:
Income taxes receivable	$79,130	$58,870
Other	39,100	21,891
Other non-current assets	$118,230	$80,761

	December 31,
	2012	2011
	(In thousands)
Accrued expenses and other current liabilities:
Accrued revenue share expense	$78,196	$80,628
Accrued advertising expense	73,381	68,782
Accrued employee compensation and benefits	51,537	83,692
Unsettled treasury stock purchases	35,113	10,871
Income taxes payable	17,679	3,630
Other	99,326	95,887
Accrued expenses and other current liabilities	$355,232	$343,490

	December 31,
	2012	2011
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation adjustment, net of tax	$(25,073)	$(25,174)
Unrealized (losses) gains on available-for-sale securities, net of tax	(7,096)	12,731
Accumulated other comprehensive loss	$(32,169)	$(12,443)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue:
Service revenue	$2,639,409	$1,932,289	$1,522,217
Product revenue	161,524	127,155	114,598
Revenue	$2,800,933	$2,059,444	$1,636,815

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of revenue:
Cost of service revenue	$837,113	$666,424	$508,640
Cost of product revenue	155,357	94,820	85,176
Cost of revenue	$992,470	$761,244	$593,816

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Other (expense) income, net:
Interest income	$3,462	$5,205	$6,517
Interest expense	(6,149)	(5,430)	(5,404)
Non-income tax refunds related to Match Europe, which was sold in 2009	—	4,630	—
Foreign currency exchange (losses) gains, net	(1,050)	3,660	314
Gains on sales of investments	3,326	1,974	3,989
Impairment of long-term investments	(8,685)	—	(7,844)
Other	(65)	21	995
Other (expense) income, net	$(9,161)	$10,060	$(1,433)
NOTE 4—INCOME TAXES
U.S. and foreign earnings from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
U.S.	$214,675	$142,623	$20,603
Foreign	74,387	28,899	2,083
Total	$289,062	$171,522	$22,686
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current income tax provision (benefit):
Federal	$56,439	$49,450	$27,271
State	9,204	(26,510)	7,785
Foreign	16,496	8,496	3,097
Current income tax provision	82,139	31,436	38,153
Deferred income tax provision (benefit):
Federal	40,414	(23,293)	(7,031)
State	1,978	639	1,646
Foreign	(5,316)	(12,829)	(689)
Deferred income tax provision (benefit)	37,076	(35,483)	(6,074)
Income tax provision (benefit)	$119,215	$(4,047)	$32,079
The current income tax payable was reduced by $57.1 million, $22.2 million and $10.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, for excess tax deductions attributable to stock-based compensation including settlements of vested stock-based awards denominated in subsidiaries' equity. The related income tax benefits are recorded as increases to additional paid-in capital.
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Accrued expenses	$13,708	$25,130
Net operating loss carryforwards	27,177	31,000
Tax credit carryforwards	5,095	10,518
Stock-based compensation	66,962	84,543
Income tax reserves, including related interest	60,596	57,016
Fair value investments	11,474	578
Equity method investments	13,809	12,850
Other	14,089	21,912
Total deferred tax assets	212,910	243,547
Less valuation allowance	(60,783)	(45,084)
Net deferred tax assets	152,127	198,463
Deferred tax liabilities:
Property and equipment	(6,018)	(16,264)
Investment in subsidiaries	(373,652)	(374,282)
Intangible and other assets	(60,830)	(56,597)
Other	(14,602)	(11,437)
Total deferred tax liabilities	(455,102)	(458,580)
Net deferred tax liability	$(302,975)	$(260,117)
Included in "Other current assets" in the accompanying consolidated balance sheet at December 31, 2012 and 2011 is a current deferred tax asset of $20.3 million and $41.0 million, respectively, and included in "Other non-current assets" in the accompanying consolidated balance sheet at December 31, 2012 and 2011 is a non-current deferred tax asset of $0.1 million and $1.4 million, respectively. In addition, included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at December 31, 2011 is a current deferred tax liability of $0.4 million.
At December 31, 2012, the Company has federal and state net operating losses ("NOLs") of $29.6 million and $92.1 million, respectively. If not utilized, the federal NOLs will expire at various times between 2023 and 2032, and the state NOLs will expire at various times between 2013 and 2032. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2012, the Company has foreign NOLs of $46.5 million available to offset future income. Of these foreign NOLs, $40.0 million can be carried forward indefinitely and $6.5 million will expire at various times between 2013 and 2032. During 2012, the Company recognized tax benefits related to NOLs of $2.1 million. Included in this amount is $0.6 million of tax benefits of acquired attributes which was recorded as a reduction in goodwill. At December 31, 2012, the Company has $8.9 million of federal capital losses and $248.4 million of state capital losses. If not utilized, the federal and state capital losses will expire between 2013 and 2017. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.
At December 31, 2012, the Company has tax credit carryforwards of $14.9 million. Of this amount, $4.6 million related to federal credits for foreign taxes, $8.8 million related to state tax credits for research activities, and $1.4 million related to various state and local tax credits. Of these credit carryforwards, $10.2 million can be carried forward indefinitely and $4.6 million will expire within ten years.
During 2012, the Company's valuation allowance increased by $15.7 million primarily due to an unbenefited other-than-temporary impairment and unrealized losses in long-term marketable equity securities included in accumulated other comprehensive income and an increase in federal net operating losses. At December 31, 2012, the Company has a valuation allowance of $60.8 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is shown as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Income tax provision at the federal statutory rate of 35%	$101,172	$60,033	$7,940
Reversal of deferred tax liability associated with investment in Meetic	—	(43,696)	—
Change in tax reserves, net	17,703	(15,493)	8,696
Foreign income taxed at a different statutory tax rate	(16,240)	(11,774)	(4,957)
Net adjustment related to the reconciliation of income tax provision accruals to tax returns	(3,876)	(7,298)	(38)
Federal valuation allowance on equity method investments	979	4,595	2,420
State income taxes, net of effect of federal tax benefit	7,650	5,592	5,310
Foreign tax credits	—	(1,076)	(5,255)
Non-deductible impairments of goodwill and intangible assets	—	—	13,661
Other, net	11,827	5,070	4,302
Income tax provision (benefit)	$119,215	$(4,047)	$32,079
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $402.2 million at December 31, 2012. The amount of the unrecognized deferred income tax liability with respect to such earnings is $93.3 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Balance at January 1	$351,561	$389,909	$394,294
Additions based on tax positions related to the current year	6,278	1,749	3,060
Additions for tax positions of prior years	45,287	9,560	9,897
Reductions for tax positions of prior years	(17,545)	(26,595)	(13,164)
Settlements	(5,349)	(16,810)	(1,025)
Expiration of applicable statute of limitations	(951)	(6,252)	(3,153)
Balance at December 31	$379,281	$351,561	$389,909
At December 31, 2012 and 2011, unrecognized tax benefits, including interest, are $496.8 million and $462.8 million, respectively. The total unrecognized tax benefits at December 31, 2012 include $14.5 million that have been netted against the related deferred tax assets. Of the remaining balance, $468.2 million is reflected in "non-current income taxes payable" and $14.1 million is reflected in "accrued expenses and other current liabilities" in the accompanying consolidated balance sheet at December 31, 2012. Unrecognized tax benefits, including interest, for the year ended December 31, 2012 increased by $34.0 million due principally to a net increase in deductible timing differences and additions for tax positions related to prior years. Included in unrecognized tax benefits at December 31, 2012 is $75.7 million relating to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at December 31, 2012 are subsequently recognized, $110.8 million and $222.3 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. If unrecognized tax benefits at December 31, 2011 are subsequently recognized, $89.5 million and $213.6 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations for the years ended December 31, 2012, 2011 and 2010 is a $5.2 million expense, $1.4 million expense and $9.1 million expense, respectively, net of related deferred taxes of $3.1 million, $0.9 million and $5.8 million, respectively, for interest on unrecognized tax benefits. Included in income tax

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provision for discontinued operations for the years ended December 31, 2012, 2011 and 2010 is a $2.8 million benefit, $6.7 million expense and $7.0 million expense, respectively, net of related deferred taxes of $1.7 million, $4.2 million and $4.4 million, respectively, for interest on unrecognized tax benefits. At December 31, 2012 and 2011, the Company has accrued $117.5 million and $111.2 million, respectively, for the payment of interest. Included in the income tax provision for continuing operations for the year ended December 31, 2012 is a $0.4 million expense for an increase in penalties on unrecognized tax benefits. Included in income tax provision for continuing operations for the year ended December 31, 2011 is a $2.5 million benefit for a reduction in penalties on unrecognized tax benefits. At December 31, 2012 and 2011, the Company has accrued $5.0 million and $2.5 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2009. The settlement of these tax years has not yet been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2001 through 2009 has been extended to December 31, 2013, and we expect it to be extended further. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $122.2 million within twelve months of the current reporting date, of which approximately $13.4 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.
NOTE 5—BUSINESS COMBINATIONS
Acquisition of About, Inc.

On September 24, 2012, IAC completed its purchase of all the outstanding shares of About, Inc. (“The About Group”), an online content and reference library offering expert, quality content across 90,000 topics. The purchase price was $300 million in cash, plus an amount equal to the net working capital of $17.1 million at closing.

The financial results of The About Group are included in IAC's consolidated financial statements, within the Search & Applications segment, beginning October 1, 2012. For the year ended December 31, 2012, the Company included $30.1 million of revenue and net earnings of $3.8 million in its consolidated statement of operations related to The About Group.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$998
Other current assets	22,657
Property and equipment	8,988
Goodwill	190,616
Intangible assets	103,289
Other assets	770
Total assets	327,318
Current liabilities	(7,027)
Other long-term liabilities	(3,179)
Net assets	$317,112

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Intangible assets are as follows:

	(In thousands)	Weighted-Average Useful Life (Years)
Indefinite-lived trade names	$33,700	Indefinite
Content	47,800	4.0
Technology	12,789	3.0
Advertiser relationships	7,500	2.0
Customer lists	1,500	3.0
Total	$103,289	3.6
The About Group's other current assets, property and equipment, other assets, current liabilities and other long-term liabilities were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair value of trade names was determined using a relief from royalty method. The fair value of content was determined using an excess earnings method. The fair value of developed technology was determined using replacement cost. The fair value of advertiser relationships was determined using a "with and without" method, which determines the present value of profits that would be lost without the relationships. The fair value of customer lists was determined using an excess earnings method. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. Substantially all of the amount attributed to goodwill is tax deductible.
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
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of IAC, Meetic and The About Group as if the acquisition of The About Group had occurred on January 1, 2011 and the acquisition of Meetic had occurred on January 1, 2010. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisitions actually occurred on the dates specified above. For the years ended December 31, 2012 and 2011, pro forma adjustments reflected below include a decrease of $6.3 million and an increase of $24.3 million in amortization of intangible assets, respectively.

	Years Ended December 31,
	2012	2011
	(In thousands, except per share data)
Revenue	$2,881,117	$2,374,812
Net earnings attributable to IAC shareholders	179,839	228,116
Basic earnings per share attributable to IAC shareholders	2.09	2.63
Diluted earnings per share attributable to IAC shareholders	1.93	2.42

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The Company also reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of a definite-lived intangible asset may not be recoverable. The Company performs its annual assessment for impairment of goodwill and indefinite-lived intangible assets as of October 1 in connection with the preparation of its annual financial statements.
The Company determines the fair values of its reporting units using discounted cash flow ("DCF") analyses, and typically corroborates the concluded fair value using a market based valuation approach. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 25% in 2012 and 13% to 20% in 2011.
The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10% to 18% in 2012 and 13% to 20% in 2011, and the royalty rates used ranged from 1% to 9% in both 2012 and 2011.
In connection with its annual assessment in 2010, the Company identified and recorded impairment charges at the Other segment related to the write-down of the goodwill and indefinite-lived intangible assets of Shoebuy of $28.0 million and $4.5 million, respectively, and the write-down of an indefinite-lived intangible asset of Search & Applications of $11.0 million. The indefinite-lived intangible asset impairment charge at Shoebuy related to trade names and trademarks. The goodwill and indefinite-lived intangible asset impairment charges at Shoebuy reflected expectations of lower revenue and profit performance in future years due to Shoebuy's 2010 fourth quarter revenue and profit performance, which is its seasonally strongest quarter. The indefinite-lived intangible asset impairment charge at Search & Applications was primarily due to lower future revenue projections associated with a trade name and trademark based largely upon the impact of 2010's full year results.
The indefinite-lived and definite-lived intangible asset impairment charges are included in amortization of intangibles in the accompanying consolidated statement of operations.
The balance of goodwill and intangible assets, net is as follows:

	December 31,
	2012	2011
	(In thousands)
Goodwill	$1,616,154	$1,358,524
Intangible assets with indefinite lives	378,964	351,488
Intangible assets with definite lives, net	103,940	26,619
Total goodwill and intangible assets, net	$2,099,058	$1,736,631

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2012:

	Balance at December 31, 2011	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2012
	(In thousands)
Search & Applications	$526,444	$197,458	$(252)	$—	$723,650
Match	667,073	23,250	(555)	(5,833)	683,935
HomeAdvisor	109,947	1,880	—	(169)	111,658
CityGrid Media	17,751	14,373	—	—	32,124
Local	127,698	16,253	—	(169)	143,782
Connected Ventures	8,267	—	—	—	8,267
DailyBurn	7,323	—	—	—	7,323
Media	15,590	—	—	—	15,590
Shoebuy	21,719	—	—	—	21,719
Tutor	—	27,478	—	—	27,478
Other	21,719	27,478	—	—	49,197
Total	$1,358,524	$264,439	$(807)	$(6,002)	$1,616,154
Additions primarily relate to the acquisition of The About Group.
The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2011:

	Balance at December 31, 2010	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2011
	(In thousands)
Search & Applications	$526,681	$—	$(237)	$—	$526,444
Match	297,974	397,115	—	(28,016)	667,073
HomeAdvisor	109,917	—	(3)	33	109,947
CityGrid Media	17,450	301	—	—	17,751
Local	127,367	301	(3)	33	127,698
Connected Ventures	8,436	—	(169)	—	8,267
DailyBurn	7,323	—	—	—	7,323
Media	15,759	—	(169)	—	15,590
Shoebuy	21,712	7	—	—	21,719
Other	21,712	7	—	—	21,719
Total	$989,493	$397,423	$(409)	$(27,983)	$1,358,524
Additions principally relate to the acquisitions of Meetic and OkCupid.
The December 31, 2012, 2011 and 2010 goodwill balances include accumulated impairment losses of $916.9 million, $28.0 million and $11.6 million at Search & Applications, Shoebuy and Connected Ventures, respectively.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2012, intangible assets with definite lives are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Content	$47,800	$(4,733)	$43,067	4.0
Technology	37,545	(11,663)	25,882	2.9
Trade names	22,742	(7,044)	15,698	3.6
Advertiser and supplier relationships	16,446	(7,676)	8,770	4.4
Customer lists	11,800	(1,277)	10,523	3.7
Total	$136,333	$(32,393)	$103,940	3.7
At December 31, 2011, intangible assets with definite lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Customer lists	$18,050	$(8,837)	$9,213	1.0
Technology	16,145	(3,858)	12,287	2.2
Supplier relationships	8,946	(5,298)	3,648	6.4
Trade names	6,063	(4,592)	1,471	3.4
Total	$49,204	$(22,585)	$26,619	2.6
At December 31, 2012, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2013	$45,110
2014	30,637
2015	17,157
2016	7,435
2017	2,472
Thereafter	1,129
Total	$103,940
NOTE 7—MARKETABLE SECURITIES
At December 31, 2012, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$13,608	$19	$—	$13,627
Total debt securities	13,608	19	—	13,627
Equity security	—	6,977	—	6,977
Total marketable securities	$13,608	$6,996	$—	$20,604
At December 31, 2011, current available-for-sale marketable securities are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$48,621	$99	$(15)	$48,705
States of the U.S. and state political subdivisions	111,758	587	(22)	112,323
Total debt securities	160,379	686	(37)	161,028
Equity security	4,656	11	—	4,667
Total marketable securities	$165,035	$697	$(37)	$165,695
The net unrealized gains in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
The contractual maturities of debt securities classified as available-for-sale at December 31, 2012 are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$12,606	$12,607
Due after one year through two years	1,002	1,020
Total	$13,608	$13,627
At December 31, 2012 there are no investments in marketable securities that are in an unrealized loss position. At December 31, 2011, there are no investments in marketable securities that have been in a continuous unrealized loss position for twelve months or longer. The following table summarizes investments in marketable debt securities at December 31, 2011 that have been in a continuous unrealized loss position for less than twelve months:

	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$12,920	$(15)
States of the U.S. and state political subdivisions	11,711	(22)
Total	$24,631	$(37)
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains and losses:

	December 31,
	2012	2011	2010
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$205,944	$600,149	$768,650
Gross realized gains	4,075	2,482	4,802
Gross realized losses	(5)	(41)	(19)
Gross realized gains and losses from the maturities and sales of available-for-sale marketable securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
Unrealized gains, net of tax, reclassified out of accumulated other comprehensive income (loss) into other (expense) income, net related to the maturities and sales of available-for-sale securities for the years ended December 31, 2012, 2011 and 2010 are $2.1 million, $2.8 million and $3.2 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM INVESTMENTS
The balance of long-term investments is comprised of:

	December 31,
	2012	2011
	(In thousands)
Cost method investments	$113,830	$82,318
Long-term marketable equity securities	31,244	74,691
Equity method investments	8,104	10,873
Auction rate security	8,100	5,870
Total long-term investments	$161,278	$173,752
Cost method investments
In the third quarter of 2011, the Company acquired a 20% interest in Zhenai Inc. ("Zhenai"), a leading provider of online matchmaking services in China. Our voting power is limited by a shareholders agreement. In light of this limitation and the significance of our interest relative to other shareholders, we do not have the ability to exercise significant influence over the operating and financial matters of Zhenai and this investment is accounted for as a cost method investment.
In the fourth quarter of 2010, the Company recorded a $7.8 million impairment charge related to the write-down of a cost method investment to fair value. The impairment charge was determined to be other-than-temporary due to the investee's inability to achieve its 2010 cash flow forecast during its seasonally strongest fourth quarter and the Company's assessment that the investee would be unable to continue to operate without new outside financing. The impairment charge is included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
Long-term marketable equity securities
The cost basis of the Company's long-term marketable equity securities at December 31, 2012 is $42.1 million, with a gross unrealized loss of $10.8 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The cost basis of the Company's long-term marketable equity securities at December 31, 2011 is $53.1 million, with gross unrealized gains of $29.8 million and a gross unrealized loss of $8.2 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At December 31, 2012, the Company's long-term marketable equity securities are both in an unrealized loss position. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized losses. The Company recorded an $8.7 million other-than-temporary impairment charge related to the security that was in a continuous unrealized loss position for more than one year, based on the Company's evaluation of the near-term prospects of the issuer in relation to the severity (fair value was 50 percent less than cost) and duration of the unrealized loss. The impairment charge is included in “Other (expense) income, net” in the accompanying consolidated statement of operations. The Company does not consider the second security to be other-than-temporarily impaired at December 31, 2012 based on the Company's evaluation of the near term prospects of the issuer in relation to the severity and duration, less than two months, of the unrealized loss and the Company's ability and intent to hold this security for a reasonable period of time sufficient for an expected recovery of fair value.
Equity method investments
In 2012, the Company recorded a pre-tax non-cash charge of $18.6 million related to the re-measurement of the carrying value of our equity method investment in News_Beast to fair value in connection with our acquisition of a controlling interest in June 2012. The re-measurement charge is included in "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.
In 2011, the Company recorded a pre-tax non-cash charge of $11.7 million related to the re-measurement of the carrying value of our equity method investment in Meetic to fair value in connection with our acquisition of a controlling interest in August 2011. The re-measurement charge is included in "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.
In the first quarter of 2010, the Company recorded an $18.3 million impairment charge to write-down an equity method investment to fair value. The decline in value was determined to be other-than-temporary due to the investee's continued losses and negative operating cash flows. The Company estimated the fair value of its investment using a multiple of revenue

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approach. The impairment charge is included in "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.
The comparability of the summarized aggregated financial information presented below is affected by changes in ownership of our various equity method investments over the three-year period ended December 31, 2012. The operating data for 2010 is primarily comprised of Meetic; the operating data for 2011 is primarily comprised of Meetic and News_Beast; and the operating data for 2012 is primarily comprised of News_Beast. The balance sheet data at December 31, 2011 is primarily comprised of News_Beast and the balance sheet data at December 31, 2012 is comprised of our equity method investments other than Meetic and News_Beast. During 2010 and through August 31, 2011 we accounted for our 27% ownership interest in Meetic as an equity method investment. In 2011 we acquired a controlling interest in Meetic and as a result, Meetic is included within our consolidated financial statements beginning September 1, 2011. During 2011 and through May 31, 2012 we accounted for our 50% ownership interest in News_Beast as an equity method investment. In 2012 we acquired a controlling interest in News_Beast and as a result, News_Beast is included within our consolidated financial statements beginning June 1, 2012.
Summarized aggregated financial information for the Company's equity method investments is as follows:

	December 31,
	2012	2011
	(In thousands)
Balance sheet data(a):
Current assets	$10,603	$42,527
Non-current assets	25,472	45,852
Current liabilities	(20,227)	(47,085)
Non-current liabilities	(5,962)	(11,044)

	Twelve Months Ended December 31,
	2012	2011	2010
	(In thousands)
Operating data(a):
Net sales	$78,058	$368,433	$275,584
Gross profit	16,777	105,749	67,716
Net (loss) income	(30,761)	(17,636)	14,083
_______________________________________________________________________________

(a)
Summarized financial information for the Company's equity method investments is presented for the periods during which the Company holds or held an equity ownership interest. The summarized financial information for certain equity method investments is presented on a one quarter lag.

Auction rate security
See Note 9 for information regarding the auction rate security.
NOTE 9—FAIR VALUE MEASUREMENTS
The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$545,290	$—	$—	$545,290
Time deposits	—	11,994	—	11,994
Marketable securities:
Corporate debt securities	—	13,627	—	13,627
Equity security	6,977	—	—	6,977
Long-term investments:
Auction rate security	—	—	8,100	8,100
Marketable equity securities	31,244	—	—	31,244
Total	$583,511	$25,621	$8,100	$617,232

	December 31, 2011
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Treasury and government agency money market funds	$321,314	$—	$—	$321,314
Commercial paper	—	237,942	—	237,942
Time deposits	—	4,750	—	4,750
Marketable securities:
Corporate debt securities	—	48,705	—	48,705
States of the U.S. and state political subdivisions	—	112,323	—	112,323
Equity security	4,667	—	—	4,667
Long-term investments:
Auction rate security	—	—	5,870	5,870
Marketable equity securities	74,691	—	—	74,691
Total	$400,672	$403,720	$5,870	$810,262
Liabilities:
Contingent consideration arrangement	$—	$—	$(10,000)	$(10,000)
The following tables present the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended
	December 31, 2012		December 31, 2011
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Securities	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$5,870	$(10,000)	$13,100	$—
Total net gains (losses) (realized and unrealized):
Included in other comprehensive loss	2,230	—	(2,230)	—
Fair value at date of acquisition	—	—	—	(40,000)
Settlements	—	10,000	(5,000)	30,000
Balance at December 31	$8,100	$—	$5,870	$(10,000)
There are no gains or losses included in earnings for the years ended December 31, 2012, 2011 and 2010, relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs.
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $1.9 million and $4.1 million at December 31, 2012 and December 31, 2011, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At December 31, 2012, the auction rate security is rated A-/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at December 31, 2012, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
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

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$749,977	$749,977	$704,153	$704,153
Marketable securities	20,604	20,604	165,695	165,695
Long-term marketable equity securities	31,244	31,244	74,691	74,691
Liabilities:
Current maturities of long-term debt	(15,844)	(15,875)	—	—
Long-term debt, net of current maturities	(580,000)	(581,994)	(95,844)	(93,339)
The carrying value of cash equivalents approximates fair value due to their short-term maturity. The fair value of long-term debt, including current maturities, is estimated using quoted market prices or indices for similar liabilities and taking into

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consideration other factors such as credit quality and maturity. See Note 2 for description of the method used to determine the fair value of marketable securities and long-term marketable equity securities. The fair value of long-term debt, including current maturities, is determined only for disclosure purposes and is based on Level 3 inputs.
NOTE 11—LONG-TERM DEBT
The balance of long-term debt is comprised of:

	December 31,
	2012	2011
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"); interest payable each January 15 and July 15 which commenced July 15, 2003	$15,844	$15,844
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15 commencing June 15, 2013	500,000	—
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000
Total long-term debt	595,844	95,844
Less current maturities	(15,844)	—
Long-term debt, net of current maturities	$580,000	$95,844
On December 21, 2012, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022 in a private offering. The 2012 Senior Notes were issued at par. At any time prior to December 15, 2017, we may redeem the 2012 Senior Notes at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, we may redeem the 2012 Senior Notes at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the 12-month period beginning on December 15 of the years indicated below:

Year	Percentage
2017	102.375%
2018	101.583%
2019	100.792%
2020 and thereafter	100.000%
Certain domestic subsidiaries have unconditionally guaranteed the 2012 Senior Notes. The indenture governing the 2012 Senior Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, and merge or sell all or substantially all of our assets.
On December 21, 2012, the Company entered into a $300.0 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is 25 basis points. At December 31, 2012, there are no outstanding borrowings under the revolving credit facility. IAC's obligation under the revolving credit facility is unconditionally guaranteed by certain domestic subsidiaries and is also secured by the stock of certain of our domestic and foreign subsidiaries.
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
Long-term debt maturities are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ending December 31,	(In thousands)
2013	$15,844
2022	500,000
2035	80,000
Total	$595,844
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
Following consummation of the above transactions, Mr. Diller has 5.8 million shares of IAC's outstanding Class B common stock.
At December 31, 2012, Mr. Diller has 42.5% of the outstanding total voting power of the Company.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Description of Preferred Stock
IAC's Board of Directors has the authority to designate, by resolution, the powers, preferences, rights and qualifications, limitations and restrictions of preferred stock issued by IAC without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over shares of IAC common stock and shares of IAC Class B common stock with respect to dividend or liquidation rights or both. At December 31, 2012 and 2011 there is no preferred stock issued and outstanding.
Reserved Common Shares
In connection with equity compensation plans, 19.8 million shares of IAC common stock are reserved at December 31, 2012.
Warrants
A summary of changes in outstanding warrants is as follows:

	December 31, 2012
	Number of IAC Common Shares Underlying Warrants	Weighted Average Strike Price
	(Shares in thousands)
Outstanding at January 1, 2012	14,348	$28.40
Exercised	(14,348)	28.40
Outstanding at December 31, 2012	—	$—
During the year ended December 31, 2011, 3.9 million warrants were exercised. No warrants were exercised during the year ended December 31, 2010. No warrants were issued during the years ended December 31, 2012, 2011 and 2010.
Common Stock Repurchases
During 2012 and 2011, the Company purchased 15.5 million and 13.6 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $716.1 million and $518.6 million, respectively.
On May 1, 2012, IAC's Board of Directors authorized the repurchase of up to 10 million shares of IAC common stock. At December 31, 2012, the Company has approximately 3.1 million shares remaining in its share repurchase authorization.
NOTE 13—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings (loss) from continuing operations	$169,847	$169,847	$175,569	$175,569	$(9,393)	$(9,393)
Net (earnings) loss attributable to noncontrolling interests	(1,530)	(1,530)	2,656	2,656	5,007	5,007
Earnings (loss) from continuing operations attributable to IAC shareholders	168,317	168,317	178,225	178,225	(4,386)	(4,386)
(Loss) earnings from discontinued operations attributable to IAC shareholders(a)	(9,051)	(9,051)	(3,992)	(3,992)	103,745	103,745
Net earnings attributable to IAC shareholders	$159,266	$159,266	$174,233	$174,233	$99,359	$99,359
Denominator:
Weighted average basic shares outstanding	86,247	86,247	86,755	86,755	106,274	106,274
Dilutive securities including stock options, warrants and RSUs(b)(c)(d)	—	6,842	—	7,566	—	—
Denominator for earnings per share—weighted average shares(b)(c)(d)	86,247	93,089	86,755	94,321	106,274	106,274
Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share from continuing operations	$1.95	$1.81	$2.05	$1.89	$(0.04)	$(0.04)
Discontinued operations	(0.10)	(0.10)	(0.04)	(0.04)	0.97	0.97
Earnings per share	$1.85	$1.71	$2.01	$1.85	$0.93	$0.93
__________________________________________________________________

(a)	Amounts in 2010 include the gain on the Liberty Exchange.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs") and performance-based stock units ("PSUs"). At December 31, 2012, there are no warrants outstanding. For the years ended December 31, 2012 and 2011, approximately 0.8 million and 1.0 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
For the year ended December 31, 2010, the Company has a loss from continuing operations and as a result, no potentially dilutive securities are included in the denominator for computing diluted earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding are used to compute all earnings per share amounts. For the year ended December 31, 2010, approximately 36.3 million shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(d)
Prior to 2012, no PSUs are included in diluted earnings per share. During 2012, there are approximately 2.7 million PSUs included in the calculation of diluted earnings per share, as their performance conditions have been met. For the years ended December 31, 2012, 2011 and 2010 approximately 0.1 million, 3.1 million and 2.9 million PSUs are excluded from the calculation of diluted earnings per share.

NOTE 14—STOCK-BASED COMPENSATION
IAC currently has two active plans under which awards have been granted. These plans cover stock options to acquire shares of IAC common stock, RSUs, PSUs and restricted stock, as well as provide for the future grant of these and other equity awards. These plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2012, there are 3.6 million shares available for grant under the Company's stock-based compensation plans.
The plans were adopted in 2005 and 2008, have a stated term of ten years, and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

schedule for that particular grant as determined by the Committee. Broad-based stock option awards to date have generally vested in equal annual installments over a four-year period and RSU awards currently outstanding generally vest in equal annual installments over a three-year period, in each case, from the grant date. PSU awards to date generally cliff vest at the end of a two to three-year period from the date of grant. In addition to equity awards outstanding under the two plans, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.
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
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 related to stock-based compensation is $31.3 million, $32.7 million and $32.2 million, respectively.
At December 31, 2012, there is $92.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.
Stock Options
A summary of changes in outstanding stock options is as follows:

	December 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2012	10,525	$24.88
Granted	3,639	47.42
Exercised	(2,974)	19.57
Forfeited	(643)	33.69
Expired	(87)	25.83
Outstanding at December 31, 2012	10,460	$33.68	7.2	$146,556
Options exercisable	4,518	$25.33	5.2	$99,010
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2012	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(Shares in thousands)
$0.01 to $10.00	10	0.8	$4.63	10	0.8	$4.63
$10.01 to $20.00	1,549	5.1	16.84	1,468	5.0	16.83
$20.01 to $30.00	2,099	5.8	22.29	1,551	5.3	22.40
$30.01 to $40.00	2,594	8.2	32.36	768	8.0	32.27
$40.01 to $50.00	3,878	8.0	45.38	721	2.6	41.81
$50.01 to $60.00	330	9.1	59.15	—	—	—
	10,460	7.2	$33.68	4,518	5.2	$25.33
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 is $84.8 million, $70.6 million and $16.4 million, respectively.
The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. Approximately 3.6 million, 2.6 million and 2.4 million stock options were granted by the Company during the years ended December 31, 2012, 2011 and 2010, respectively.
The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. During 2012, 2011 and 2010, expected stock price volatilities were estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	31%	30%	30%
Risk-free interest rate	0.6%	2.3%	2.4%
Expected term	4.4 years	6.1 years	5.6 years
Dividend yield	1.2	—	—
The weighted average fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 with exercise prices equal to the market prices of IAC's common stock on the date of grant are $10.69, $11.08 and $6.38, respectively. The weighted average exercise price and weighted average fair value of stock options granted during the years ended December 31, 2012 and 2010 with exercise prices greater than the market value of IAC's common stock on the date of grant are $60.00 and $7.61, and $32.00 and $11.05, respectively. There are no stock options issued during the year ended December 31, 2011 with exercise prices greater than the market value of IAC's common stock on the date of grant.
Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2012, 2011 and 2010 are: $58.2 million and $74.3 million; $89.8 million and $25.5 million; and $39.1 million and $8.6 million, respectively.
Restricted Stock Units and Performance-based Stock Units
RSUs and PSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU and PSU equal to the fair value of IAC common stock at the date of grant. RSUs and PSUs may be settled in cash, stock or both, as determined by the Committee at the time of grant. Each RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all RSUs and PSUs for which vesting is considered probable. For RSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term if the performance targets are considered probable of being achieved.
Nonvested RSUs and PSUs outstanding at December 31, 2012 and changes during the year ended December 31, 2012 are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2012	560	$31.06	4,541	$24.41
Granted	191	46.03	16	48.75
Vested	(381)	27.08	(2,671)	21.19
Forfeited	—	—	(616)	28.44
Nonvested at December 31, 2012	370	$39.94	1,270	$29.39
_______________________________________________________________________________

(a)
Included in the table are PSUs which vest at the end of two or three years in varying amounts depending upon certain performance conditions. The PSU table above includes these awards at their maximum potential payout.

The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2012, 2011 and 2010 based on market prices of IAC's common stock on the grant date was $46.24, $32.41 and $23.05, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2012, 2011 and 2010 was $139.0 million, $33.2 million and $23.6 million, respectively.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
IAC has granted phantom equity units and stock options in various operating subsidiaries to certain members of the subsidiaries' management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. In some cases, IAC has taken a preferred interest in the subsidiary with a face value equal to the subsidiary's acquisition price or, when funding a start-up business, its investment cost, or a certain other fixed amount. In some cases, these preferred interests accrete with paid-in-kind dividends at a prescribed rate of return. The value of the phantom equity units and stock options is tied to the value of the common stock of the entity, with the equity awards management receives as a whole generally representing a small minority of the total common stock outstanding. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the preferred interest (including the accretion of dividends), our investment cost or other fixed amount or, in the case of stock options, the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock or cash at the option of IAC, with fair market value generally determined by negotiation or arbitration, at various dates through 2019. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as non-cash compensation over the vesting term. The aggregate number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at December 31, 2012 is 2.0 million shares, which is included in the calculation of diluted earnings per share if the effect is dilutive. The comparable amount at December 31, 2011 is 2.2 million shares.
NOTE 15—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of Other, do not meet the quantitative thresholds that require presentation as separate operating segments.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue:
Search & Applications	$1,465,795	$1,040,507	$805,284
Match	713,449	518,027	400,723
Local	322,627	303,418	263,749
Media	164,824	70,164	49,692
Other	134,555	128,065	118,749
Inter-segment elimination	(317)	(737)	(1,382)
Total	$2,800,933	$2,059,444	$1,636,815

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Income (Loss):
Search & Applications	$305,644	$204,006	$128,356
Match	205,492	137,555	115,367
Local	21,735	25,533	8,405
Media	(51,776)	(16,275)	(23,385)
Other	(7,689)	(3,896)	(31,600)
Corporate	(149,838)	(149,161)	(147,348)
Total	$323,568	$197,762	$49,795

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Income Before Amortization(a):
Search & Applications	$313,146	$204,980	$140,792
Match	225,765	156,274	122,057
Local	24,932	28,284	10,671
Media	(44,827)	(15,845)	(21,849)
Other	(6,095)	(2,499)	2,091
Corporate	(67,957)	(62,787)	(64,183)
Total	$444,964	$308,407	$189,579

	December 31,
	2012	2011
	(In thousands)
Segment Assets(b):
Search & Applications	$355,159	$246,459
Match	225,781	190,338
Local	46,842	46,581
Media	71,495	25,429
Other	28,842	15,910
Corporate	978,651	1,148,517
Total	$1,706,770	$1,673,234

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Depreciation:
Search & Applications	$14,995	$25,484	$35,754
Match	16,339	10,780	11,042
Local	10,136	10,388	7,785
Media	1,398	703	245
Other	1,074	851	828
Corporate	8,539	8,513	8,243
Total	$52,481	$56,719	$63,897

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Capital expenditures:
Search & Applications	$15,320	$8,698	$17,169
Match	19,853	17,447	10,087
Local	6,666	9,299	10,513
Media	1,178	905	474
Other	1,819	970	951
Corporate	6,365	2,635	635
Total	$51,201	$39,954	$39,829
_______________________________________________________________________________

(a)
The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment and (4) one-time items. The Company believes this measure is useful to investors because it represents the operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-U.S. GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-U.S. GAAP measure.

(b)	Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, goodwill and intangible assets from the measure of segment assets presented above.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Revenue
United States	$1,966,383	$1,583,322	$1,359,655
All other countries	834,550	476,122	277,160
Total	$2,800,933	$2,059,444	$1,636,815

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2012	2011
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$251,379	$246,550
All other countries	19,133	13,038
Total	$270,512	$259,588
The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments:

	Year Ended December 31, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$313,146	$(34)	$(7,468)	$305,644
Match	225,765	(2,818)	(17,455)	205,492
Local	24,932	—	(3,197)	21,735
Media	(44,827)	(770)	(6,179)	(51,776)
Other	(6,095)	(122)	(1,472)	(7,689)
Corporate	(67,957)	(81,881)	—	(149,838)
Total	$444,964	$(85,625)	$(35,771)	$323,568

	Year Ended December 31, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$204,980	$202	$(1,176)	$204,006
Match	156,274	(1,642)	(17,077)	137,555
Local	28,284	—	(2,751)	25,533
Media	(15,845)	(427)	(3)	(16,275)
Other	(2,499)	(347)	(1,050)	(3,896)
Corporate	(62,787)	(86,374)	—	(149,161)
Total	$308,407	$(88,588)	$(22,057)	$197,762

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2010
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Goodwill Impairment	Operating (Loss) Income
	(In thousands)
Search & Applications	$140,792	$(630)	$(11,806)	$—	$128,356
Match	122,057	153	(6,843)	—	115,367
Local	10,671	—	(2,266)	—	8,405
Media	(21,849)	(458)	(1,078)	—	(23,385)
Other	2,091	(180)	(5,479)	(28,032)	(31,600)
Corporate	(64,183)	(83,165)	—	—	(147,348)
Total	$189,579	$(84,280)	$(27,472)	$(28,032)	$49,795
The following tables reconcile segment assets to total assets:

	December 31, 2012
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Search & Applications	$355,159	$723,650	$197,304	$64,457	$1,340,570
Match	225,781	683,935	158,098	5,612	1,073,426
Local	46,842	143,782	5,382	21,104	217,110
Media	71,495	15,590	1,800	2,020	90,905
Other	28,842	49,197	16,380	10,747	105,166
Corporate(c)	978,651	—	—	—	978,651
Total	$1,706,770	$1,616,154	$378,964	$103,940	$3,805,828

	December 31, 2011
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Search & Applications	$246,459	$526,444	$163,604	$6	$936,513
Match	190,338	667,073	156,699	21,501	1,035,611
Local	46,581	127,698	18,205	1,293	193,777
Media	25,429	15,590	1,800	—	42,819
Other	15,910	21,719	11,180	3,819	52,628
Corporate(c)	1,148,517	—	—	—	1,148,517
Total	$1,673,234	$1,358,524	$351,488	$26,619	$3,409,865
_____________________________________

(c)	Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.
NOTE 16—COMMITMENTS
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table below.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(In thousands)
2013	$24,071
2014	25,565
2015	23,812
2016	23,268
2017	20,593
Thereafter	210,798
Total	$328,107
Expenses charged to operations under these agreements are $30.6 million, $31.3 million and $31.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company's most significant operating lease is a 77 year ground lease for IAC's headquarters building in New York City and approximates 55% of the future minimum payments due under all operating lease agreements in the table above.
The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events as follows:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Letters of credit	$2,780	$2,780	$—	$—
Purchase obligations	41,109	18,785	22,233	91
Total commercial commitments	$43,889	$21,565	$22,233	$91
The letters of credit support the Company's casualty insurance program. The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. Purchase obligations also include minimum payments due under telecommunication contracts related to data transmission lines.
NOTE 17—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See Note 4 for additional information related to income tax contingencies.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Supplemental Disclosure of Cash Flow Information:
During 2010, IAC received a dividend of $11.4 million from Meetic, which the Company deemed to be a partial return of its investment. Accordingly, the dividend is reflected as a cash inflow from an investing activity in the accompanying consolidated statement of cash flows.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash paid (received) during the year for:
Interest	$5,214	$5,128	$5,113
Income tax payments	43,316	42,094	19,311
Income tax refunds	(8,187)	(3,609)	(72,198)
NOTE 19—RELATED PARTY TRANSACTIONS
On December 1, 2010, the Company completed a tax-free exchange with Liberty. See Note 12 for additional information regarding this exchange.
In connection with and following the Expedia spin-off, the Company and Expedia entered into various commercial agreements, which generally include distribution agreements, services agreements and advertising agreements, as well as a cost sharing agreement. For the years ended December 31, 2012, 2011 and 2010, transactions related to these agreements have been immaterial. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia.
In addition, each of the Company and Expedia has a 50% ownership interest in an aircraft that may be used by both companies. Members of this aircraft's flight crew are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. For the years ended December 31, 2012, 2011 and 2010, total payments made to this entity by the Company were immaterial.
NOTE 20—BENEFIT PLANS
IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the plan for the years ended December 31, 2012, 2011 and 2010 are $6.5 million, $5.0 million and $4.9 million, respectively. The increase in matching contributions in 2012 is primarily related to increased participation in the plan. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2012, 2011 and 2010 are $2.3 million, $1.4 million and $0.4 million, respectively. The increase in contributions for both 2012 and 2011 relates primarily to Meetic, consolidated beginning September 1, 2011.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30 (a)	Quarter Ended September 30	Quarter Ended December 31
	(In thousands, except per share data)
Year Ended December 31, 2012
Revenue	$640,600	$680,612	$714,470	$765,251
Cost of revenue	223,571	236,690	261,932	270,277
Operating income	62,765	97,476	78,033	85,294
Earnings from continuing operations	31,153	48,101	46,185	44,408
Earnings (loss) from discontinued operations, net of tax	3,684	(4,641)	(5,624)	(2,470)
Net earnings	34,837	43,460	40,561	41,938
Net earnings attributable to IAC shareholders	34,478	43,332	40,717	40,739
Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations(c)	$0.37	$0.56	$0.52	$0.49
Diluted earnings per share from continuing operations(c)	$0.34	$0.52	$0.49	$0.46
Basic earnings per share(c)	$0.42	$0.50	$0.46	$0.46
Diluted earnings per share(c)	$0.38	$0.47	$0.43	$0.43

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30 (b)	Quarter Ended December 31
	(In thousands, except per share data)
Year Ended December 31, 2011
Revenue	$460,213	$485,404	$516,884	$596,943
Cost of revenue	172,718	181,472	188,642	218,412
Operating income	37,336	58,231	46,740	55,455
Earnings from continuing operations	20,168	45,630	67,973	41,798
(Loss) earnings from discontinued operations, net of tax	(1,948)	(2,488)	(3,922)	4,366
Net earnings	18,220	43,142	64,051	46,164
Net earnings attributable to IAC shareholders	18,070	42,424	64,973	48,766
Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations(c)	$0.22	$0.50	$0.81	$0.53
Diluted earnings per share from continuing operations(c)	$0.21	$0.46	$0.73	$0.48
Basic earnings per share(c)	$0.20	$0.47	$0.77	$0.58
Diluted earnings per share(c)	$0.19	$0.44	$0.69	$0.53
_______________________________________________________________________________

(a)
The second quarter of 2012 includes an after-tax non-cash charge of $16.2 million related to the re-measurement of the carrying value of our equity method investment in News_Beast to fair value in connection with our acquisition of a controlling interest in June 2012.

(b)
The third quarter of 2011 includes an after-tax non-cash charge of $11.7 million related to the re-measurement of the carrying value of Match's 27% equity method investment in Meetic to fair value (i.e., the tender offer price of €15.00 per share) in connection with our acquisition of a controlling interest. The third quarter of 2011 also includes the reversal of a previously established deferred tax liability of $43.6 million in connection with the acquisition of Meetic.

(c)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.

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
As required by Rule 13a-15(b) of the Exchange Act, IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2012, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has be no such change during the quarter ended December 31, 2012.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
IAC/InterActiveCorp
We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 1, 2013

Item 9B.    Other Information
Not applicable.
PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2013 Annual Meeting of Stockholders, or the 2013 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2013 Proxy Statement and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2013 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2013 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2013 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding ownership of IAC common stock and Class B common stock and securities authorized for issuance under IAC's various equity compensation plans is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2013 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC and director independence is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2013 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2012 and 2011.
Consolidated Statement of Operations for the Years Ended December 31, 2012, 2011 and 2010.
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2012, 2011 and 2010.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.
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

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among the Registrant, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Indenture for 4.75% Senior Notes due 2022, dated as of December 21, 2012, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.(2)
4.2
In accordance with Item 601(b)(4)(iii)(A) of Regulation  S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.

10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, by and between the Registrant and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	Tax Sharing Agreement, dated as of August 20, 2008, by and among the Registrant, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.6	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.7	Form of Terms and Conditions of Restricted Stock Units under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)(2)
10.8	Amended and Restated IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.9	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.10	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.11	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

Exhibit No.	Description	Location
10.12	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.13	Match.com, Inc. Equity Program.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.
10.14	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of December 22, 2010.(1)	Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
10.15	Second Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of March 15, 2012.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.16	Employment Agreement between Jeffrey W. Kip and the Registrant, dated as of March 20, 2012.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2012.
10.17	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.18	Google Services Agreement, dated as of January 1, 2008, between the Registrant and Google Inc.	Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.19	Amendment No. 4 to Google Services Agreement, dated as of April 1, 2011, between the Registrant and Google Inc.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
10.20
Credit Agreement, dated as of December 21, 2012, among IAC/InterActiveCorp, as Borrower, the Lenders party thereto, JPMorgan Chase, Bank, N.A., as Administrative Agent, and the other parties thereto.(2)

21.1	Subsidiaries of the Registrant as of December 31, 2012.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
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

March 1, 2013	IAC/INTERACTIVECORP
	By:	/s/ GREGORY R. BLATT
Gregory R. Blatt Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2013:

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ GREGORY R. BLATT	Chief Executive Officer and Director
Gregory R. Blatt

/s/ VICTOR A. KAUFMAN	Vice Chairman and Director
Victor A. Kaufman

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer
Jeffrey W. Kip

/s/ MICHAEL H. SCHWERDTMAN	Senior Vice President and Controller (Chief Accounting Officer)
Michael H. Schwerdtman

/s/ EDGAR BRONFMAN, JR.	Director
Edgar Bronfman, Jr.

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ SONALI DE RYCKER	Director
Sonali De Rycker

/s/ MICHAEL D. EISNER	Director
Michael D. Eisner

/s/ DONALD R. KEOUGH	Director
Donald R. Keough

/s/ BRYAN LOURD	Director
Bryan Lourd

/s/ ARTHUR C. MARTINEZ	Director
Arthur C. Martinez

/s/ DAVID S. ROSENBLATT	Director
David S. Rosenblatt

/s/ ALAN G. SPOON	Director
David S. Rosenblatt

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2012
Allowance for doubtful accounts and revenue reserves	$7,309	$12,237	(1)	$654		$(11,425)	(5)	$8,775
Magazine publishing allowance for newsstand returns	—	10,426	(2)	33		(8,146)	(6)	2,313
Sales returns accrual	1,020	17,728		—		(17,504)		1,244
Deferred tax valuation allowance	45,084	9,320	(3)	6,379	(4)	—		60,783
Other reserves	2,119							1,925
2011
Allowance for doubtful accounts and revenue reserves	$8,848	$8,898	(1)	$(329)		$(10,108)	(5)	$7,309
Sales returns accrual	913	16,573		—		(16,466)		1,020
Deferred tax valuation allowance	40,266	5,732	(7)	(914)	(8)	—		45,084
Other reserves	1,555							2,119
2010
Allowance for doubtful accounts and revenue reserves	$10,515	$9,013	(1)	$81		$(10,761)	(5)	$8,848
Sales returns accrual	873	14,026		—		(13,986)		913
Deferred tax valuation allowance	35,331	4,511	(9)	424	(4)	—		40,266
Other reserves	2,666							1,555
_________________________________________________________

(1)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(2)	Additions to the magazine publishing allowance for newsstand returns are related to magazine publishing at News_Beast and are charged against revenue.

(3)
Amount is primarily related to an unbenefited other-than-temporary impairment charge related to a long-term marketable equity security, an increase in deferred tax assets for investments in subsidiaries and an increase in federal net operating losses.

(4)	Amount is primary related to unbenefited unrealized losses on available-for-sale securities included in accumulated other comprehensive income.

(5)	Write-off of fully reserved accounts receivable.

(6)	Amount represents returns of magazines at News_Beast.

(7)	Amount is primarily related to losses from equity method investments.

(8)
Amount is primary related to the net release of the valuation allowance on net benefited losses for 2011 unrealized gains on available-for-sale securities included in accumulated other comprehensive income.

(9)
Amount is primarily related to net unbenefited unrealized losses including an impairment charge from equity method investments and an increase in foreign net operating losses partially offset by a write-off of previously unbenefited deferred tax assets for state capital loss carryforwards.