Form 10-Q
period 2013-03-31
IAC/INTERACTIVECORP
filed 2013-05-08
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 8, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 26, 2013, the following shares of the registrant's common stock were outstanding:

Common Stock	77,930,674
Class B Common Stock	5,789,499
Total outstanding Common Stock	83,720,173
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 26, 2013 was $3,557,423,469. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$673,757	$749,977
Marketable securities	5,814	20,604
Accounts receivable, net of allowance of $8,908 and $11,088, respectively	235,181	229,830
Other current assets	140,930	156,339
Total current assets	1,055,682	1,156,750
Property and equipment, net	293,282	270,512
Goodwill	1,674,220	1,616,154
Intangible assets, net	478,784	482,904
Long-term investments	157,750	161,278
Other non-current assets	120,528	118,230
TOTAL ASSETS	$3,780,246	$3,805,828
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term debt	$—	$15,844
Accounts payable, trade	78,168	98,314
Deferred revenue	169,480	155,499
Accrued expenses and other current liabilities	343,791	355,232
Total current liabilities	591,439	624,889
Long-term debt, net of current maturities	580,000	580,000
Income taxes payable	481,908	479,945
Deferred income taxes	314,750	323,403
Other long-term liabilities	66,405	31,830

Redeemable noncontrolling interests	59,254	58,126

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 250,982,079 shares, and outstanding 77,889,960 and 78,471,784 shares, respectively	251	251
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,606,585	11,607,367
Accumulated deficit	(264,882)	(318,519)
Accumulated other comprehensive loss	(44,096)	(32,169)
Treasury stock 183,460,119 and 182,878,295 shares, respectively	(9,661,355)	(9,601,218)
Total IAC shareholders' equity	1,636,519	1,655,728
Noncontrolling interests	49,971	51,907
Total shareholders' equity	1,686,490	1,707,635
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,780,246	$3,805,828

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Revenue	$742,249	$640,600
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	255,082	223,571
Selling and marketing expense	242,914	219,838
General and administrative expense	98,026	91,788
Product development expense	33,582	23,482
Depreciation	14,016	12,115
Amortization of intangibles	14,078	7,041
Total costs and expenses	657,698	577,835
Operating income	84,551	62,765
Equity in losses of unconsolidated affiliates	(91)	(5,901)
Interest expense	(7,663)	(1,347)
Other income, net	1,658	2,756
Earnings from continuing operations before income taxes	78,455	58,273
Income tax provision	(25,746)	(27,120)
Earnings from continuing operations	52,709	31,153
(Loss) earnings from discontinued operations, net of tax	(944)	3,684
Net earnings	51,765	34,837
Net loss (earnings) attributable to noncontrolling interests	1,872	(359)
Net earnings attributable to IAC shareholders	$53,637	$34,478

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.65	$0.37
Diluted earnings per share from continuing operations	$0.62	$0.34
Basic earnings per share	$0.64	$0.42
Diluted earnings per share	$0.61	$0.38

Dividends declared per share	$0.24	$0.12

Non-cash compensation expense by function:
Cost of revenue	$620	$1,724
Selling and marketing expense	386	1,122
General and administrative expense	10,780	17,117
Product development expense	877	1,503
Total non-cash compensation expense	$12,663	$21,466
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net earnings	$51,765	$34,837
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(8,423)	7,085
Change in net unrealized (losses) gains on available-for-sale securities (net of tax benefit of $824 in 2013 and tax provision of $12,579 in 2012)	(4,976)	24,724
Total other comprehensive (loss) income	(13,399)	31,809
Comprehensive income	38,366	66,646
Comprehensive loss (income) attributable to noncontrolling interests	3,344	(1,272)
Comprehensive income attributable to IAC shareholders	$41,710	$65,374
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2012	$58,126	$251	250,982	$16	16,157	$11,607,367	$(318,519)	$(32,169)	$(9,601,218)	$1,655,728	$51,907	$1,707,635
Net (loss) earnings for the three months ended March 31, 2013	(1,285)	—	—	—	—	—	53,637	—	—	53,637	(587)	53,050
Other comprehensive loss, net of tax	(584)	—	—	—	—	—	—	(11,927)	—	(11,927)	(888)	(12,815)
Non-cash compensation expense	—	—	—	—	—	12,820	—	—	—	12,820	(157)	12,663
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	—	—	—	—	(4,231)	—	—	1	(4,230)	—	(4,230)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	12,332	—	—	—	12,332	—	12,332
Dividends	—	—	—	—	—	(21,597)	—	—	—	(21,597)	—	(21,597)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(60,138)	(60,138)	—	(60,138)
Adjustment of redeemable noncontrolling interests to fair value	2,659	—	—	—	—	(2,659)	—	—	—	(2,659)	—	(2,659)
Transfer from noncontrolling interests to redeemable noncontrolling interests	304	—	—	—	—	—	—	—	—	—	(304)	(304)
Other	34	—	—	—	—	2,553	—	—	—	2,553	—	2,553
Balance as of March 31, 2013	$59,254	$251	250,982	$16	16,157	$11,606,585	$(264,882)	$(44,096)	$(9,661,355)	$1,636,519	$49,971	$1,686,490
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$51,765	$34,837
Less: (loss) earnings from discontinued operations, net of tax	(944)	3,684
Earnings from continuing operations	52,709	31,153
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	12,663	21,466
Depreciation	14,016	12,115
Amortization of intangibles	14,078	7,041
Deferred income taxes	(11,010)	3,129
Equity in losses of unconsolidated affiliates	91	5,901
Acquisition-related contingent consideration fair value adjustment	1,458	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,635)	(10,537)
Other current assets	(8,001)	(8,950)
Accounts payable and other current liabilities	(12,929)	(34,991)
Income taxes payable	22,666	10,843
Deferred revenue	7,827	19,622
Other, net	3,429	2,258
Net cash provided by operating activities attributable to continuing operations	92,362	59,050
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(29,194)	(10,267)
Capital expenditures	(33,638)	(9,633)
Proceeds from maturities and sales of marketable debt securities	12,500	18,343
Purchases of marketable debt securities	—	(10,012)
Proceeds from sales of long-term investments	214	8,058
Purchases of long-term investments	(975)	(470)
Other, net	(1,051)	(8,253)
Net cash used in investing activities attributable to continuing operations	(52,144)	(12,234)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(88,605)	(222,863)
Issuance of common stock, net of withholding taxes	552	99,212
Dividends	(21,429)	(10,573)
Excess tax benefits from stock-based awards	12,530	6,477
Principal payments on long-term debt	(15,844)	—
Other, net	(1,101)	22
Net cash used in financing activities attributable to continuing operations	(113,897)	(127,725)
Total cash used in continuing operations	(73,679)	(80,909)
Total cash provided by (used in) discontinued operations	2,425	(368)
Effect of exchange rate changes on cash and cash equivalents	(4,966)	1,220
Net decrease in cash and cash equivalents	(76,220)	(80,057)
Cash and cash equivalents at beginning of period	749,977	704,153
Cash and cash equivalents at end of period	$673,757	$624,096

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor.com and Vimeo.com. Focused in the areas of search, applications, online dating, local and media, IAC's family of websites is one of the largest in the world, with more than a billion monthly visits across more than 30 countries. IAC includes the businesses comprising its Search & Applications, Match, Local, Media and Other segments, as well as investments in unconsolidated affiliates.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012.
Accounting Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of marketable securities and other investments; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recovery of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and revenue reserves; the fair value of acquisition-related contingent consideration; the reserves for income tax contingencies; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2013 and 2012, revenue earned from Google is $376.1 million and $328.9 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $137.0 million at March 31, 2013 and $125.3 million at December 31, 2012.
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
For the three months ended March 31, 2013, the Company recorded an income tax provision for continuing operations of $25.7 million, which represents an effective income tax rate of 33%. The effective rate for the three months ended March 31, 2013 is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and research credits, partially offset by state taxes. For the three months ended March 31, 2012, the Company recorded an income tax provision for continuing operations of $27.1 million, which represents an effective income tax rate of 47%. The effective rate for the three months ended March 31, 2012 is higher than the statutory rate of 35% due principally to an increase in reserves for and interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.
At March 31, 2013 and December 31, 2012, unrecognized tax benefits, including interest, are $497.8 million and $496.8 million, respectively. Unrecognized tax benefits, including interest, for the three months ended March 31, 2013 increased by $1.0 million due principally to interest, partially offset by a net decrease in deductible timing differences. Of the total unrecognized tax benefits at March 31, 2013, $469.8 million is included in "Income taxes payable," $15.0 million relates to deferred tax assets included in "Deferred income taxes" and $13.0 million is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Included in unrecognized tax benefits at March 31, 2013 is $73.6 million relating to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at March 31, 2013 are subsequently recognized, $110.5 million and $223.3 million, net of related deferred tax assets and interest, would reduce income tax expense for continuing operations and discontinued operations, respectively.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2013 is a $1.3 million and a $1.0 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At March 31, 2013 and December 31, 2012, the Company has accrued $120.9 million and $117.5 million, respectively, for the payment of interest. At March 31, 2013 and December 31, 2012, the Company has accrued $5.0 million for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2009. The settlement of these tax years has not yet been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2001 through 2009 has been extended to June 30, 2014. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

unrecognized tax benefits could decrease by $132.8 million within twelve months of the current reporting date, of which approximately $14.4 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.
NOTE 3—BUSINESS COMBINATIONS
Acquisition of Twoo
On January 4, 2013, Meetic S.A, a Match subsidiary, purchased all the outstanding shares of Massive Media NV, which operates Twoo, a social discovery website that allows its users to meet new people. The purchase price was $25.0 million in cash, plus potential additional consideration of up to €83.2 million (or $108.0 million using the March 31, 2013 exchange rate) that is contingent upon a combination of earnings performance and user growth through December 31, 2015. The fair value of the contingent consideration arrangement at the acquisition date was $40.8 million. See Note 5 for additional information related to the fair value measurement of the contingent consideration arrangement.
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
The unaudited pro forma financial information in the table below summarizes the combined results of IAC and The About Group as if the acquisition of The About Group had occurred on January 1, 2012. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 2012. For the three months ended March 31, 2012, pro forma adjustments reflected below include an increase of $5.0 million in amortization of intangible assets.

Three Months Ended March 31, 2012
(In thousands, except per share data)
Revenue	$664,545
Net earnings attributable to IAC shareholders	$35,691
Basic earnings per share attributable to IAC shareholders	$0.43
Diluted earnings per share attributable to IAC shareholders	$0.39
NOTE 4—MARKETABLE SECURITIES
At March 31, 2013, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt security	$1,007	$14	$—	$1,021
Total debt security	1,007	14	—	1,021
Equity security	—	4,793	—	4,793
Total marketable securities	$1,007	$4,807	$—	$5,814

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At December 31, 2012, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$13,608	$19	$—	$13,627
Total debt securities	13,608	19	—	13,627
Equity security	—	6,977	—	6,977
Total marketable securities	$13,608	$6,996	$—	$20,604
The net unrealized gains in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
The contractual maturity of the debt security classified as available-for-sale at March 31, 2013 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due after one year through two years	$1,007	$1,021
Total	$1,007	$1,021
At March 31, 2013 and December 31, 2012, there are no investments in current available-for-sale marketable securities that are in an unrealized loss position.
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains and losses:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$12,500	$26,401
Gross realized gains	—	1,783
Gross realized losses	—	—
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2013
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$373,770	$—	$—	$373,770
Commercial paper	—	89,987	—	89,987
Time deposits	—	93,843	—	93,843
Marketable securities:
Corporate debt security	—	1,021	—	1,021
Equity security	4,793	—	—	4,793
Long-term investments:
Auction rate security	—	—	8,580	8,580
Marketable equity securities	27,152	—	—	27,152
Total	$405,715	$184,851	$8,580	$599,146

Liabilities:
Contingent consideration arrangement	$—	$—	$(42,295)	$(42,295)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table presents the changes in the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2013		2012
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Security	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$8,100	$—	$5,870	$(10,000)
Total net gains (losses) (unrealized):
Included in earnings	—	(1,458)	—	—
Included in other comprehensive income	480	—	1,850	—
Fair value at date of acquisition	—	(40,837)	—	—
Settlements	—	—	—	10,000
Balance at March 31	$8,580	$(42,295)	$7,720	$—
There are no gains or losses included in earnings for the three months ended March 31, 2012 relating to the Company's assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs.
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $1.4 million and $1.9 million at March 31, 2013 and December 31, 2012, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At March 31, 2013, the auction rate security is rated A-/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at March 31, 2013, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingent Consideration Arrangement
The contingent consideration arrangement arose from the acquisition of Twoo in the first quarter of 2013 (see Note 3 for additional information). The fair value of the contingent consideration arrangement was determined using a probability-weighted analysis, and reflects a discount rate of 15%, which captures the risks associated with the obligation. The probability-weighted analysis consists of the Company's multi-scenario forecasts of Twoo's earnings and the number of users of Twoo.com in accordance with the contingent consideration arrangement through December 31, 2015, and the Company's estimate of the probability of each scenario occurring. These multi-scenario forecasts and related probability assessments were based primarily on management's internal projections and strategic plans, with limited additional consideration given to growth trends of similarly situated businesses. The fair value of the contingent consideration arrangement is sensitive to changes in the discount rate and changes in the forecasts of earnings and website users. The Company will remeasure the fair value of the contingent consideration arrangement each reporting period, and changes will be recognized in “General and administrative expense” in the Company's consolidated statement of operations. During the first quarter of 2013, the fair value of the contingent consideration arrangement increased by $1.5 million due to interest accretion. The contingent consideration arrangement liability at March 31, 2013 includes a current portion of $1.3 million and non-current portion of $41.0 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
NOTE 6—FINANCIAL INSTRUMENTS
The fair value of the financial instruments listed below have been determined by the Company using available market information and appropriate valuation methodologies.

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$673,757	$673,757	$749,977	$749,977
Marketable securities	5,814	5,814	20,604	20,604
Long-term marketable equity securities	27,152	27,152	31,244	31,244

Liabilities:
Current maturities of long-term debt	$—	$—	$(15,844)	$(15,875)
Contingent consideration arrangement	(42,295)	(42,295)	—	—
Long-term debt, net of current maturities	(580,000)	(572,784)	(580,000)	(581,994)
The carrying value of cash equivalents approximates fair value due to their short-term maturity. The fair value of long-term debt, including current maturities, is estimated using quoted market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity. See Note 5 for information on the fair value of marketable securities and the fair value of the contingent consideration arrangement. The fair value of long-term debt, including current maturities, is determined only for disclosure purposes and is based on Level 3 inputs.
The cost basis of the Company's long-term marketable equity securities at March 31, 2013 and December 31, 2012 is $42.1 million, with gross unrealized losses of $14.9 million and $10.8 million, respectively, included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At March 31, 2013, the Company's long-term marketable equity securities are both in an unrealized loss position. The Company evaluated the near term prospects of the issuers in

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

relation to the severity and duration of the unrealized losses and based on that evaluation and the Company's ability and intent to hold these securities for a reasonable period of time sufficient for an expected recovery of fair value, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.
At March 31, 2013 and December 31, 2012, the carrying values of the Company's investments accounted for under the cost method totaled $114.3 million and $113.8 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for possible impairment on a quarterly basis and determines the fair value if indicators of impairment are deemed to be present; the Company recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
NOTE 7—LONG-TERM DEBT
The balance of long-term debt is comprised of:

	March 31, 2013	December 31, 2012
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"); interest payable each January 15 and July 15 which commenced July 15, 2003	$—	$15,844
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15 commencing June 15, 2013	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1 which commenced March 1, 2006	80,000	80,000
Total long-term debt	$580,000	595,844
Less current maturities	—	(15,844)
Long-term debt, net of current maturities	$580,000	$580,000
On December 21, 2012, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022 in a private offering. The 2012 Senior Notes were issued at par. Certain domestic subsidiaries have unconditionally guaranteed the 2012 Senior Notes. See Note 14 for guarantor and non-guarantor financial information.
On December 21, 2012, the Company entered into a $300.0 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is 25 basis points. At March 31, 2013, there are no outstanding borrowings under the revolving credit facility. IAC's obligation under the revolving credit facility is unconditionally guaranteed by certain domestic subsidiaries and is also secured by the stock of certain of our domestic and foreign subsidiaries.

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents items reclassified out of accumulated other comprehensive loss into earnings:

	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31, 2012	$(25,073)	$(7,096)	$(32,169)
Other comprehensive loss before reclassifications	(6,951)	(4,975)	(11,926)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(1)
Net current period other comprehensive loss	(6,951)	(4,976)	(11,927)
Balance as of March 31, 2013	$(32,024)	$(12,072)	$(44,096)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unrealized gains, net of tax, reclassified out of accumulated other comprehensive loss related to the maturities and sales of available-for-sale securities are included in "Other income, net" in the accompanying consolidated statement of operations. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive loss into other (expense) income, net for the three months ended March 31, 2012 was less than $0.1 million.

NOTE 9—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$52,709	$52,709	$31,153	$31,153
Net loss (earnings) attributable to noncontrolling interests	1,872	1,872	(359)	(359)
Earnings from continuing operations attributable to IAC shareholders	54,581	54,581	30,794	30,794
(Loss) earnings from discontinued operations attributable to IAC shareholders	(944)	(944)	3,684	3,684
Net earnings attributable to IAC shareholders	$53,637	$53,637	$34,478	$34,478

Denominator:
Weighted average basic shares outstanding	84,218	84,218	82,801	82,801
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	3,162	—	8,917
Denominator for earnings per share—weighted average shares(a)(b)	84,218	87,380	82,801	91,718

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.65	$0.62	$0.37	$0.34
Discontinued operations	(0.01)	(0.01)	0.05	0.04
Earnings per share	$0.64	$0.61	$0.42	$0.38
____________________________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs") and performance-based stock units ("PSUs"). As of May 8, 2012, there are no warrants outstanding. For the three months ended March 31, 2013 and 2012, approximately 3.4 million and 2.7 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
At March 31, 2013, there were approximately 0.1 million PSUs included in the calculation of diluted earnings per share, as their performance conditions have been met. Prior to September 30, 2012, no PSUs were included in diluted earnings per share. For the three months ended March 31, 2013 and 2012, approximately 0.1 million and 3.1 million PSUs are excluded from the calculation of diluted earnings per share.

NOTE 10—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of Other, do not meet the quantitative thresholds that require separate presentation as separate operating segments.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenue:
Search & Applications	$397,192	$343,198
Match	188,862	174,275
Local	74,945	77,119
Media	45,315	15,911
Other	36,045	30,206
Inter-segment elimination	(110)	(109)
Total	$742,249	$640,600

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating Income (Loss):
Search & Applications	$86,983	$73,490
Match	40,959	29,906
Local	(3,403)	3,789
Media	(8,828)	(6,669)
Other	(3,222)	(1,714)
Corporate	(27,938)	(36,037)
Total	$84,551	$62,765

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating Income Before Amortization:
Search & Applications	$93,649	$73,500
Match	46,303	37,328
Local	(1,001)	3,950
Media	(8,374)	(6,401)
Other	(2,499)	(1,398)
Corporate	(15,328)	(15,707)
Total	$112,750	$91,272

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Depreciation:
Search & Applications	$3,865	$3,291
Match	4,677	3,537
Local	2,346	2,801
Media	523	179
Other	302	244
Corporate	2,303	2,063
Total	$14,016	$12,115
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenue:
United States	$514,614	$445,660
All other countries	227,635	194,940
Total	$742,249	$640,600

	March 31, 2013	December 31, 2012
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$271,502	$251,379
All other countries	21,780	19,133
Total	$293,282	$270,512

The Company's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) acquisition-related contingent consideration fair value adjustments and (5) one-time items. The Company believes this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation and acquisition related accounting. IAC endeavors to compensate for the limitations of the non-U.S. GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-U.S. GAAP measure.

The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2013
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustment	Operating Income (Loss)
	(In thousands)
Search & Applications	$93,649	$(3)	$(6,663)	$—	$86,983
Match	46,303	157	(4,043)	(1,458)	40,959
Local	(1,001)	—	(2,402)	—	(3,403)
Media	(8,374)	(205)	(249)	—	(8,828)
Other	(2,499)	(2)	(721)	—	(3,222)
Corporate	(15,328)	(12,610)	—	—	(27,938)
Total	$112,750	$(12,663)	$(14,078)	$(1,458)	$84,551

	Three Months Ended March 31, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$73,500	$(8)	$(2)	$73,490
Match	37,328	(907)	(6,515)	29,906
Local	3,950	—	(161)	3,789
Media	(6,401)	(268)	—	(6,669)
Other	(1,398)	47	(363)	(1,714)
Corporate	(15,707)	(20,330)	—	(36,037)
Total	$91,272	$(21,466)	$(7,041)	$62,765

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	March 31, 2013	December 31, 2012
	(In thousands)
Property and equipment, net:
Buildings and leasehold improvements	$245,639	$238,652
Computer equipment and capitalized software	207,543	197,402
Furniture and other equipment	44,253	42,949
Projects in progress	36,189	19,303
Land	5,117	5,117
	538,741	503,423
Accumulated depreciation and amortization	(245,459)	(232,911)
Property and equipment, net	$293,282	$270,512

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Other income, net:
Interest income	$474	$886
Foreign currency exchange gains	1,364	348
Gain on sales of investments	147	1,764
Other	(327)	(242)
Other income, net	$1,658	$2,756
NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION
The consideration for the acquisition of Twoo on January 4, 2013 includes a contingent consideration arrangement, which is described in Note 3 and Note 5.

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

Balance sheet at March 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$430,356	$—	$243,401	$—	$673,757
Marketable securities	5,814	—	—	—	5,814
Accounts receivable, net	35	148,666	86,480	—	235,181
Other current assets	26,558	60,849	55,106	(1,583)	140,930
Intercompany receivables	—	536,367	1,790,850	(2,327,217)	—
Property and equipment, net	4,053	178,444	110,785	—	293,282
Goodwill	—	1,189,864	484,356	—	1,674,220
Intangible assets, net	—	331,408	147,376	—	478,784
Investment in subsidiaries	4,463,712	674,547	—	(5,138,259)	—
Other non-current assets	322,411	16,895	111,812	(172,840)	278,278
Total assets	$5,252,939	$3,137,040	$3,030,166	$(7,639,899)	$3,780,246

Accounts payable, trade	$3,983	$42,672	$31,513	$—	$78,168
Other current liabilities	33,262	245,294	236,232	(1,517)	513,271
Long-term debt, net of current maturities	500,000	80,000	—	—	580,000
Income taxes payable	439,991	25,554	12,407	3,956	481,908
Intercompany liabilities	2,638,794	—	(311,577)	(2,327,217)	—
Other long-term liabilities	390	90,425	467,202	(176,862)	381,155
Redeemable noncontrolling interests	—	1,379	57,875	—	59,254
IAC shareholders' equity	1,636,519	2,651,716	2,486,543	(5,138,259)	1,636,519
Noncontrolling interests	—	—	49,971	—	49,971
Total liabilities and shareholders' equity	$5,252,939	$3,137,040	$3,030,166	$(7,639,899)	$3,780,246

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$501,075	$—	$248,902	$—	$749,977
Marketable securities	20,604	—	—	—	20,604
Accounts receivable, net	43	142,627	87,160	—	229,830
Other current assets	58,441	53,611	45,324	(1,037)	156,339
Intercompany receivables	—	501,933	10,638,870	(11,140,803)	—
Property and equipment, net	4,116	179,582	86,814	—	270,512
Goodwill	—	1,190,199	425,955	—	1,616,154
Intangible assets, net	—	340,631	142,273	—	482,904
Investment in subsidiaries	12,913,747	611,869	—	(13,525,616)	—
Other non-current assets	320,586	16,509	109,912	(167,499)	279,508
Total assets	$13,818,612	$3,036,961	$11,785,210	$(24,834,955)	$3,805,828

Accounts payable, trade	$4,366	$64,888	$29,060	$—	$98,314
Other current liabilities	74,230	215,884	238,113	(1,652)	526,575
Long-term debt, net of current maturities	500,000	80,000	—	—	580,000
Income taxes payable	440,110	25,428	14,407	—	479,945
Intercompany liabilities	11,140,803	—	—	(11,140,803)	—
Other long-term liabilities	3,375	89,595	429,147	(166,884)	355,233
Redeemable noncontrolling interests	—	1,388	56,738	—	58,126
IAC shareholders' equity	1,655,728	2,559,778	10,965,838	(13,525,616)	1,655,728
Noncontrolling interests	—	—	51,907	—	51,907
Total liabilities and shareholders' equity	$13,818,612	$3,036,961	$11,785,210	$(24,834,955)	$3,805,828

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$515,784	$227,502	$(1,037)	$742,249
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	677	152,905	102,279	(779)	255,082
Selling and marketing expense	431	170,667	72,073	(257)	242,914
General and administrative expense	22,245	41,147	34,635	(1)	98,026
Product development expense	899	21,279	11,404	—	33,582
Depreciation	367	8,624	5,025	—	14,016
Amortization of intangibles	—	8,910	5,168	—	14,078
Total costs and expenses	24,619	403,532	230,584	(1,037)	657,698
Operating (loss) income	(24,619)	112,252	(3,082)	—	84,551
Equity in earnings (losses) of unconsolidated affiliates	113,783	2,771	(91)	(116,554)	(91)
Interest expense	(6,557)	(1,065)	(41)	—	(7,663)
Other (expense) income, net	(55,448)	(18,730)	75,836	—	1,658
Earnings from continuing operations before income taxes	27,159	95,228	72,622	(116,554)	78,455
Income tax benefit (provision)	27,422	(33,332)	(19,836)	—	(25,746)
Earnings from continuing operations	54,581	61,896	52,786	(116,554)	52,709
(Loss) earnings from discontinued operations, net of tax	(944)	—	7	(7)	(944)
Net earnings	53,637	61,896	52,793	(116,561)	51,765
Net loss attributable to noncontrolling interests	—	8	1,864	—	1,872
Net earnings attributable to IAC shareholders	$53,637	$61,904	$54,657	$(116,561)	$53,637
Comprehensive income attributable to IAC shareholders	$41,710	$61,829	$49,313	$(111,142)	$41,710

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$458,812	$182,252	$(464)	$640,600
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,394	144,207	78,080	(110)	223,571
Selling and marketing expense	903	157,575	61,725	(365)	219,838
General and administrative expense	29,339	37,356	25,082	11	91,788
Product development expense	1,376	16,942	5,164	—	23,482
Depreciation	147	8,586	3,382	—	12,115
Amortization of intangibles	—	630	6,411	—	7,041
Total costs and expenses	33,159	365,296	179,844	(464)	577,835
Operating (loss) income	(33,159)	93,516	2,408	—	62,765
Equity in earnings (losses) of unconsolidated affiliates	96,239	4,161	(4,053)	(102,248)	(5,901)
Interest expense	(278)	(1,065)	(4)	—	(1,347)
Other (expense) income, net	(104,487)	1,281	105,962	—	2,756
(Loss) earnings from continuing operations before income taxes	(41,685)	97,893	104,313	(102,248)	58,273
Income tax benefit (provision)	72,479	(36,827)	(62,772)	—	(27,120)
Earnings from continuing operations	30,794	61,066	41,541	(102,248)	31,153
Earnings (loss) from discontinued operations, net of tax	3,684	—	(460)	460	3,684
Net earnings	34,478	61,066	41,081	(101,788)	34,837
Net loss (earnings) attributable to noncontrolling interests	—	16	(375)	—	(359)
Net earnings attributable to IAC shareholders	$34,478	$61,082	$40,706	$(101,788)	$34,478
Comprehensive income attributable to IAC shareholders	$65,374	$61,106	$46,861	$(107,967)	$65,374

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(1,106)	$105,567	$(12,099)	$—	$92,362
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,060)	(23,134)	—	(29,194)
Capital expenditures	(78)	(5,059)	(28,501)	—	(33,638)
Proceeds from maturities and sales of marketable debt securities	12,500	—	—	—	12,500
Proceeds from sales of long-term investments	—	—	214	—	214
Purchases of long-term investments	—	—	(975)	—	(975)
Other, net	(55)	—	(996)	—	(1,051)
Net cash provided by (used in) investing activities attributable to continuing operations	12,367	(11,119)	(53,392)	—	(52,144)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(88,605)	—	—	—	(88,605)
Issuance of common stock, net of withholding taxes	552	—	—	—	552
Dividends	(21,429)	—	—	—	(21,429)
Excess tax benefits from stock-based awards	12,530	—	—	—	12,530
Principal payments on long-term debt	(15,844)	—	—	—	(15,844)
Intercompany	29,317	(94,447)	65,130	—	—
Other, net	(927)	(29)	(145)	—	(1,101)
Net cash (used in) provided by financing activities attributable to continuing operations	(84,406)	(94,476)	64,985	—	(113,897)
Total cash used in continuing operations	(73,145)	(28)	(506)	—	(73,679)
Total cash provided by (used in) discontinued operations	2,426	—	(1)	—	2,425
Effect of exchange rate changes on cash and cash equivalents	—	28	(4,994)	—	(4,966)
Net decrease in cash and cash equivalents	(70,719)	—	(5,501)	—	(76,220)
Cash and cash equivalents at beginning of period	501,075	—	248,902	—	749,977
Cash and cash equivalents at end of period	$430,356	$—	$243,401	$—	$673,757

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(19,544)	$82,531	$(3,937)	$—	$59,050
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(10,267)	—	—	(10,267)
Capital expenditures	(31)	(6,182)	(3,420)	—	(9,633)
Proceeds from maturities and sales of marketable debt securities	18,343	—	—	—	18,343
Purchases of marketable debt securities	(10,012)	—	—	—	(10,012)
Proceeds from sales of long-term investments	8,058	—	—	—	8,058
Purchases of long-term investments	—	(20)	(450)	—	(470)
Other, net	(350)	(299)	(7,604)	—	(8,253)
Net cash provided by (used in) investing activities attributable to continuing operations	16,008	(16,768)	(11,474)	—	(12,234)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(222,863)	—	—	—	(222,863)
Issuance of common stock, net of withholding taxes	99,212	—	—	—	99,212
Dividends	(10,573)	—	—	—	(10,573)
Excess tax benefits from stock-based awards	6,477	—	—	—	6,477
Intercompany	33,687	(65,755)	32,068	—	—
Other, net	—	—	22	—	22
Net cash (used in) provided by financing activities attributable to continuing operations	(94,060)	(65,755)	32,090	—	(127,725)
Total cash (used in) provided by continuing operations	(97,596)	8	16,679	—	(80,909)
Total cash used in discontinued operations	(333)	—	(35)	—	(368)
Effect of exchange rate changes on cash and cash equivalents	—	(8)	1,228	—	1,220
Net (decrease) increase in cash and cash equivalents	(97,929)	—	17,872	—	(80,057)
Cash and cash equivalents at beginning of period	545,222	—	158,931	—	704,153
Cash and cash equivalents at end of period	$447,293	$—	$176,803	$—	$624,096

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview

IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor.com and Vimeo.com. Focused in the areas of search, applications, online dating, local and media, IAC's family of websites is one of the largest in the world, with more than a billion monthly visits across more than 30 countries.

For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2012.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$397,192	$53,994	16%	$343,198
Match	188,862	14,587	8%	174,275
Local	74,945	(2,174)	(3)%	77,119
Media	45,315	29,404	185%	15,911
Other	36,045	5,839	19%	30,206
Inter-segment elimination	(110)	(1)	(1)%	(109)
Total	$742,249	$101,649	16%	$640,600

Search & Applications revenue increased 16% to $397.2 million, reflecting strong growth from both Websites (which includes Ask.com, About.com and Dictionary.com) and Applications (which includes our direct to consumer downloadable applications business (B2C) and our partnership operations (B2B), as well as our Ask.com and Dictionary.com downloadable applications). Websites revenue grew 19% to $189.6 million, reflecting the contribution from The About Group, acquired September 24, 2012, which had revenue of $31.3 million. Applications revenue grew 13% to $207.5 million, driven by increased contributions from existing B2B partners and new B2C products.

Match revenue increased 8% to $188.9 million driven by increases in subscribers. Core revenue (which consists of Match.com in the U.S., Chemistry and People Media), Meetic revenue and Developing revenue (which includes OkCupid, DateHookup, Twoo and Match's international operations, excluding Meetic) increased 5% to $113.8 million; 13% to $55.0 million; and 20% to $20.1 million, respectively. Developing revenue was further impacted by the contribution of Twoo, acquired January 4, 2013. Meetic revenue in 2012 of $48.6 million was negatively impacted by the write-off of $5.2 million of deferred revenue in connection with its acquisition.

Local revenue decreased 3% to $74.9 million, primarily reflecting a decline from HomeAdvisor's operations, partially offset by an increase from CityGrid Media due to the contribution of Felix, a pay-per-call advertising service acquired August 20, 2012. HomeAdvisor domestic revenue was negatively impacted by a 20% decrease in accepted service requests due primarily to the domain name change.

Media revenue increased 185% to $45.3 million primarily due to the contribution from News_Beast (formerly The Newsweek/DailyBeast Company), consolidated beginning June 1, 2012 following the Company's acquisition of a controlling interest, as well as strong growth from Electus and Vimeo.

Other revenue increased 19% to $36.0 million primarily due to the contribution from Tutor.com, an online tutoring solution acquired December 14, 2012.

A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended Match 31, 2013 and 2012, revenue earned from Google was $376.1 million and $328.9 million, respectively. This revenue was earned by the businesses comprising the Search & Applications segment.

Cost of revenue

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Cost of revenue	$255,082	$31,511	14%	$223,571
As a percentage of revenue	34%			35%

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

Cost of revenue in 2013 increased from 2012 primarily due to increases of $19.4 million from Media, $8.2 million from Search & Applications and $4.5 million from Other. The increase in cost of revenue from Media was primarily due to increased production costs at Electus related to the increase in its revenue and News_Beast, consolidated beginning June 1, 2012. Cost of revenue from Search & Applications increased primarily due to an increase of $6.1 million in traffic acquisition costs driven by increased revenue from our B2B operations. As a percentage of revenue, traffic acquisition costs at Search & Applications decreased compared to the prior year due to an increase in the proportion of revenue from Websites which resulted from the acquisition of The About Group. The increase in cost of revenue from Other is due to Tutor.com, acquired December 14, 2012, and an increase in the cost of products sold at Shoebuy resulting from increased sales.

Selling and marketing expense

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$242,914	$23,076	10%	$219,838
As a percentage of revenue	33%			34%

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

Selling and marketing expense in 2013 increased from 2012 primarily due to increases of $14.0 million from Search & Applications, $3.7 million from Media and $3.1 million from Match. The increase from Search & Applications is primarily due to increases of $9.0 million and $4.4 million in online marketing and compensation and other employee-related costs, respectively. The increase in online marketing from Search & Applications is primarily related to Ask.com and About.com. Selling and marketing expense at Media increased primarily due to an increase of $2.0 million in online marketing spend at Vimeo. The increase from Match is due to an increase of $3.1 million in offline marketing spend.

General and administrative expense

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
General and administrative expense	$98,026	$6,238	7%	$91,788
As a percentage of revenue	13%			14%

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

General and administrative expense in 2013 increased from 2012 primarily due to increases of $5.6 million from Media, $4.3 million from Search & Applications and $2.3 million from Other, partially offset by a decrease of $6.7 million from corporate. The increase in general and administrative expense from Media resulted primarily from the inclusion of News_Beast, consolidated beginning June 1, 2012. General and administrative expense from Search & Applications increased primarily due to the inclusion of The About Group, acquired on September 24, 2012, and an increase in compensation and other employee-related costs. The increase in general and administrative expense from Other is primarily due to the inclusion of Tutor.com, acquired on December 14, 2012. General and administrative expense from corporate decreased primarily due to a decrease of $6.1 million in non-cash compensation expense as certain awards fully vested during the fourth quarter of 2012.

Product development expense

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Product development expense	$33,582	$10,100	43%	$23,482
As a percentage of revenue	5%			4%

Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

Product development expense in 2013 increased from 2012 primarily due to increases of $6.8 million from Search & Applications and $2.3 million from Media. The increase in product development expense from Search & Applications is primarily due to a decrease in costs being capitalized in the current year period as well as an increase in compensation and other employee-related costs associated with the inclusion of The About Group, acquired on September 24, 2012. The increase from Media is primarily due to News_Beast, consolidated beginning June 1, 2012.

Depreciation

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Depreciation	$14,016	$1,901	16%	$12,115
As a percentage of revenue	2%			2%

Depreciation in 2013 increased from 2012 resulting primarily from the incremental depreciation associated with capital expenditures made throughout 2012 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated in 2012.

Operating Income Before Amortization

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$93,649	$20,149	27%	$73,500
Match	46,303	8,975	24%	37,328
Local	(1,001)	(4,951)	NM	3,950
Media	(8,374)	(1,973)	(31)%	(6,401)
Other	(2,499)	(1,101)	(79)%	(1,398)
Corporate	(15,328)	379	2%	(15,707)
Total	$112,750	$21,478	24%	$91,272

Search & Applications Operating Income Before Amortization increased 27% to $93.6 million, benefiting from the higher revenue noted above, partially offset by increases of $14.0 million in selling and marketing expense, $6.8 million in product development expense, $6.1 million in traffic acquisition costs and $4.3 million in general and administrative expense. The increase in selling and marketing expense is driven primarily by increased online marketing expenditures related to Ask.com and About.com and an increase in compensation and other employee-related costs. The increase in both product development expense and general and administrative expense is primarily due to an increase in compensation and other employee-related costs related to the inclusion of The About Group, acquired on September 24, 2012. Product development expense was further impacted by a decrease in costs being capitalized in the current year period. The increase in traffic acquisition costs is primarily due to increased revenue from our B2B operations.

Match Operating Income Before Amortization increased 24% to $46.3 million, primarily due to the higher revenue noted above and operating expense leverage, partially offset by an increase of $3.1 million in selling and marketing expense related to an increase in offline marketing spend.

Local Operating Income Before Amortization decreased by $5.0 million to a loss of $1.0 million reflecting the decrease in revenue noted above.

Operating income (loss)

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$86,983	$13,493	18%	$73,490
Match	40,959	11,053	37%	29,906
Local	(3,403)	(7,192)	NM	3,789
Media	(8,828)	(2,159)	(32)%	(6,669)
Other	(3,222)	(1,508)	(88)%	(1,714)
Corporate	(27,938)	8,099	22%	(36,037)
Total	$84,551	$21,786	35%	$62,765

Refer to Note 10 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment.

Operating income in 2013 increased from 2012 primarily due to the increase of $21.5 million in Operating Income Before Amortization described above and a decrease of $8.8 million in non-cash compensation expense, partially offset by an increase of $7.0 million in amortization of intangibles. The decrease in non-cash compensation expense is primarily a result of certain awards fully vesting during the fourth quarter of 2012. The increase in amortization of intangibles is primarily related to The About Group.

At March 31, 2013, there was $82.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Equity in losses of unconsolidated affiliates

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(91)	$5,810	98%	$(5,901)

Equity in losses of unconsolidated affiliates in 2013 decreased from 2012 primarily due to the inclusion in 2012 of losses related to News_Beast prior to our acquisition of a controlling interest in May 2012.

Interest expense

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Interest expense	$(7,663)	$(6,316)	469%	$(1,347)
Interest expense in 2013 increased from 2012 primarily due to the issuance of $500.0 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022.

Other income, net

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Other income, net	$1,658	$(1,098)	(40)%	$2,756

Other income, net in 2013 decreased from 2012 primarily due to a decrease in gains related to the sale of certain securities.

Income tax provision

	Three Months Ended March 31,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Income tax provision	$(25,746)	NM	NM	$(27,120)

In 2013, the Company recorded an income tax provision for continuing operations of $25.7 million, which represents an effective income tax rate of 33%. The 2013 effective rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and research credits, partially offset by state taxes. In 2012, the Company recorded an income tax provision for continuing operations of $27.1 million, which represents an effective income tax rate of 47%. The 2012 effective rate is higher than the statutory rate of 35% due principally to an increase in reserves for and interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.

At March 31, 2013 and December 31, 2012, the Company has unrecognized tax benefits of $376.9 million and $379.3 million, respectively. Unrecognized tax benefits at March 31, 2013 decreased $2.4 million from December 31, 2012 due principally to a net decrease in deductible timing differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2013 is a $1.3 million and a $1.0 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At March 31, 2013 and December 31, 2012, the

Company has accrued $120.9 million and $117.5 million, respectively, for the payment of interest. At March 31, 2013 and December 31, 2012, the Company has accrued $5.0 million for penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2009. The settlement of these tax years has not yet been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2001 through 2009 has been extended to June 30, 2014. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $132.8 million within twelve months of the current reporting date, of which approximately $14.4 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company had $673.8 million of cash and cash equivalents, $5.8 million of marketable securities, and $580.0 million of long-term debt. Domestically, cash equivalents primarily consist of AAA rated money market funds. Internationally, cash equivalents primarily consist of time deposits and AAA rated money market funds. Marketable securities consist of an equity security and a short-to-intermediate-term debt security issued by an investment grade corporate issuer. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. Long-term debt is comprised of $500.0 million in 2012 Senior Notes due December 15, 2022 and $80.0 million in Liberty Bonds due September 1, 2035.

At March 31, 2013, $232.4 million of the $673.8 million of cash and cash equivalents and none of the $5.8 million of marketable securities were held by the Company's foreign subsidiaries. No U.S. federal or state income taxes have been provided on the indefinitely reinvested earnings of any of the Company's foreign subsidiaries that hold this cash and cash equivalents. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. The Company currently does not anticipate a need to repatriate them to fund our U.S. operations.

In summary, the Company's cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$92,362	$59,050
Net cash used in investing activities	(52,144)	(12,234)
Net cash used in financing activities	(113,897)	(127,725)

Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, deferred income taxes, asset impairment charges, equity in income or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, and the effect of changes in working capital activities. Net cash provided by operating activities attributable to continuing operations in 2013 was $92.4 million and consists of earnings from continuing operations of $52.7 million, adjustments for non-cash items of $34.7 million and cash provided by working capital activities of $4.9 million. Adjustments for non-cash items primarily consists of $14.1 million of amortization of intangibles, $14.0 million of depreciation, $12.7 million of non-cash compensation expense, partially offset by $11.0 million of deferred income taxes. The deferred income tax benefit primarily relates to the difference in timing between the accrual and payment of various compensation arrangements. The increase in cash from changes in working capital activities primarily consists of an increase of $22.7 million in income taxes payable and an increase of $7.8 million in deferred revenue, partially offset by a decrease of $12.9 million in accounts payable and other current liabilities, an increase of $8.0 million in other current assets and an increase of $4.6 million in accounts receivable. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in deferred revenue is primarily due to growth in subscription revenue at Match, as well as growth at Electus and Vimeo, partially offset by a $9.9 million decrease in deferred revenue at News_Beast due to its transition to a digital only publication. The decrease in accounts payable and other current liabilities is due to a decrease in accrued advertising expense primarily at Search & Applications, News_Beast's transition to a digital only publication, and a decrease in payables to suppliers at Shoebuy, partially offset by an increase in accrued revenue share expense primarily at Search & Applications and an increase in accrued employee compensation and benefits due to the timing of bonus payments. The increase in other current assets is primarily due to an increase in short-term production costs at Electus that are capitalized as the television program, video or film is being produced. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our services agreement with Google; the related receivable from Google was $137.0 million and $125.3 million at March 31, 2013 and December 31, 2012, respectively. While Match experienced growth, its accounts receivable is principally credit card receivables and, is not significant in relation to its revenue.

Electus' accounts receivable increased due to higher revenue. These increases were partially offset by a $13.5 million decrease in accounts receivable at News_Beast due to its transition to a digital only publication.

Net cash used in investing activities attributable to continuing operations in 2013 of $52.1 million includes capital expenditures of $33.6 million, which includes $23.1 million related to the purchase of a 50% ownership interest in an aircraft, and cash consideration used in acquisitions and investments of $30.2 million primarily related to the acquisition of Twoo, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $12.7 million.

Net cash used in financing activities attributable to continuing operations in 2013 of $113.9 million includes $88.6 million for the repurchase of 1.4 million shares of common stock at an average price of $42.96 per share, $21.4 million related to the payment of cash dividends to IAC shareholders and $15.8 million for the payment of our 2002 Senior Notes, which were due January 15, 2013, partially offset by excess tax benefits from stock-based awards of $12.5 million.

Net cash provided by operating activities attributable to continuing operations in 2012 was $59.1 million and consists of earnings from continuing operations of $31.2 million, adjustments for non-cash items of $51.9 million and cash used in working capital activities of $24.0 million. Adjustments for non-cash items primarily consists of $21.5 million of non-cash compensation expense, $12.1 million of depreciation, $7.0 million of amortization of intangibles and $5.9 million of equity in losses of unconsolidated affiliates. The decrease in cash from changes in working capital activities primarily consists of a decrease of $35.0 million in accounts payable and other current liabilities and an increase of $10.5 million in accounts receivable, partially offset by an increase of $19.6 million in deferred revenue and an increase of $10.8 million in income taxes payable. The decrease in accounts payable and other current liabilities is primarily due to a decrease in accrued employee compensation and benefits, partially offset by an increase in accrued advertising expense and an increase in accrued revenue share expense. The decrease in accrued employee compensation and benefits is due to the timing of bonus payments. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Match and HomeAdvisor. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search & Applications. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our services agreement with Google; the related receivable from Google was $114.6 million and $105.7 million at March 31, 2012 and December 31, 2011, respectively. While our Match and HomeAdvisor businesses experienced strong growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $5.5 million in deferred revenue at Meetic, as well as growth at Electus, Vimeo and Notional. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments.

Net cash used in investing activities attributable to continuing operations in 2012 of $12.2 million includes cash consideration used in acquisitions and investments of $10.7 million primarily related to the payment of contingent consideration associated with the 2011 acquisition of OkCupid and capital expenditures of $9.6 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $16.4 million.

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

The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company has a $300.0 million revolving credit facility, which is available as an additional source of financing. At March 31, 2013, there were no outstanding borrowings under the revolving credit facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2013 capital expenditures will be higher than 2012. At March 31, 2013, IAC had 1.7 million shares remaining in its share repurchase authorization. On April 30, 2013, the Board of Directors authorized the Company to repurchase an additional 10 million shares of common stock. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On April 30, 2013, IAC declared a quarterly cash dividend of $0.24 per share of common and Class B common stock outstanding; the dividend is payable on June 1, 2013 to stockholders of record on May 15, 2013. Future declarations of dividends are subject to the determination of IAC's Board of Directors.

The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations and available borrowing capacity under its $300.0 million revolving credit facility will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS

At March 31, 2013, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Definition of IAC's Non-GAAP Measure
        Operating Income Before Amortization is defined as operating income excluding, if applicable: (1) non-cash compensation expense, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) acquisition-related contingent consideration fair value adjustments and (5) one-time items. We believe this measure is useful to investors because it represents the consolidated operating results from IAC's segments, taking into account depreciation, which we believe is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses, including non-cash compensation and acquisition-related accounting.

One-Time Items
Operating Income Before Amortization is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with the Securities and Exchange Commission rules. GAAP results include one-time items. For the periods presented in this report, there are no adjustments for one-time items.

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure
        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, restricted stock units ("RSUs") and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding which, for stock options and RSUs are included on a treasury method basis, and for performance-based RSUs are included on a treasury method basis once the performance conditions are met. Upon the exercise of certain stock options and vesting of RSUs and performance-based RSUs, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax withholding amount from its current funds.
 Amortization of intangibles (including impairment of intangibles, if applicable) and goodwill impairment (if applicable) are non-cash expenses relating primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as content, technology, customer lists, advertiser and supplier relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
Acquisition-related contingent consideration fair value adjustments are accounting adjustments to record contingent consideration liabilities at fair value. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or ongoing costs of doing business.

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

For a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the three months ended March 31, 2013 and 2012, see Note 10 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2013, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in industry standards and technology, actual tax liabilities that differ materially from our estimates, operational and financial risks relating to acquisitions, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2012. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.

Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition or future operating results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
January 2013	—	$—	—	—
February 2013	400,000	$42.32	400,000	2,687,606
March 2013	1,000,000	$43.21	1,000,000	1,687,606
Total	1,400,000	$42.96	1,400,000	1,687,606
_______________________________________________________________________________

(1)	Reflects the average price paid per share of IAC common stock.

(2)	Reflects repurchases made pursuant to repurchase authorizations previously announced in May 2012.

(3)
Represents the total number of shares of common stock that remained available for repurchase as of March 31, 2013 pursuant to the May 2012 repurchase authorization. On April 30, 2013, IAC's Board of Directors authorized the Company to repurchase an additional 10 million shares of IAC common stock. IAC may purchase shares pursuant to these repurchase authorizations over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Supplemental Indenture, dated as of April 11, 2013, among IAC/InterActiveCorp, as Issuer, the Guarantors party thereto and Computershare Trust Company, N.A., as Trustee	Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, filed on May 3, 2013.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
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

Dated:	May 8, 2013
IAC/INTERACTIVECORP

		By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer	May 8, 2013
Jeffrey W. Kip

QuickLinks

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
IAC/INTERACTIVECORP CONSOLIDATED BALANCE SHEET (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
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