Form 10-Q
period 2013-06-30
IAC/INTERACTIVECORP
filed 2013-08-08
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on August 8, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 26, 2013, the following shares of the registrant's common stock were outstanding:

Common Stock	77,185,633
Class B Common Stock	5,789,499
Total outstanding Common Stock	82,975,132
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 26, 2013 was $3,963,580,179. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$678,725	$749,977
Marketable securities	7,775	20,604
Accounts receivable, net of allowance of $9,596 and $11,088, respectively	235,950	229,830
Other current assets	148,285	156,339
Total current assets	1,070,735	1,156,750
Property and equipment, net	289,493	270,512
Goodwill	1,664,315	1,616,154
Intangible assets, net	466,161	482,904
Long-term investments	196,811	161,278
Other non-current assets	124,976	118,230
TOTAL ASSETS	$3,812,491	$3,805,828
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term debt	$—	$15,844
Accounts payable, trade	83,294	98,314
Deferred revenue	164,667	155,499
Accrued expenses and other current liabilities	362,695	355,232
Total current liabilities	610,656	624,889
Long-term debt, net of current maturities	580,000	580,000
Income taxes payable	496,168	479,945
Deferred income taxes	312,905	323,403
Other long-term liabilities	66,081	31,830

Redeemable noncontrolling interests	64,147	58,126

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 250,982,079 shares, and outstanding 77,120,701 and 78,471,784 shares, respectively	251	251
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,604,296	11,607,367
Accumulated deficit	(206,592)	(318,519)
Accumulated other comprehensive loss	(32,187)	(32,169)
Treasury stock 184,229,378 and 182,878,295 shares, respectively	(9,734,479)	(9,601,218)
Total IAC shareholders' equity	1,631,305	1,655,728
Noncontrolling interests	51,229	51,907
Total shareholders' equity	1,682,534	1,707,635
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,812,491	$3,805,828

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenue	$799,411	$680,612	$1,541,660	$1,321,212
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	272,822	237,304	528,671	460,604
Selling and marketing expense	247,153	211,252	490,067	430,038
General and administrative expense	103,515	89,639	199,239	178,111
Product development expense	34,052	26,911	69,169	55,032
Depreciation	17,036	12,225	31,052	24,340
Amortization of intangibles	18,137	5,805	32,215	12,846
Total costs and expenses	692,715	583,136	1,350,413	1,160,971
Operating income	106,696	97,476	191,247	160,241
Equity in losses of unconsolidated affiliates	(1,078)	(19,009)	(1,169)	(24,910)
Interest expense	(7,658)	(1,364)	(15,321)	(2,711)
Other (expense) income, net	(4)	(368)	1,654	2,388
Earnings from continuing operations before income taxes	97,956	76,735	176,411	135,008
Income tax provision	(39,416)	(28,634)	(65,162)	(55,754)
Earnings from continuing operations	58,540	48,101	111,249	79,254
Loss from discontinued operations, net of tax	(1,068)	(4,641)	(2,012)	(957)
Net earnings	57,472	43,460	109,237	78,297
Net loss (earnings) attributable to noncontrolling interests	818	(128)	2,690	(487)
Net earnings attributable to IAC shareholders	$58,290	$43,332	$111,927	$77,810

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.71	$0.56	$1.36	$0.93
Diluted earnings per share from continuing operations	$0.69	$0.52	$1.31	$0.86
Basic earnings per share	$0.70	$0.50	$1.33	$0.92
Diluted earnings per share	$0.67	$0.47	$1.29	$0.85

Dividends declared per share	$0.24	$0.12	$0.48	$0.24

Non-cash compensation expense by function:
Cost of revenue	$681	$1,501	$1,301	$3,225
Selling and marketing expense	794	1,004	1,180	2,126
General and administrative expense	9,427	16,411	20,207	33,528
Product development expense	918	1,525	1,795	3,028
Total non-cash compensation expense	$11,820	$20,441	$24,483	$41,907
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net earnings	$57,472	$43,460	$109,237	$78,297
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(4,598)	(26,634)	(13,021)	(19,549)
Change in net unrealized gains (losses) on available-for-sale securities (net of tax provision of $740 and tax benefit of $84 for the three and six months ended June 30, 2013, respectively, and tax benefit of $5,475 and tax provision of $7,104 for the three and six months ended June 30, 2012, respectively)	17,187	(11,281)	12,211	13,443
Total other comprehensive income (loss)	12,589	(37,915)	(810)	(6,106)
Comprehensive income	70,061	5,545	108,427	72,191
Comprehensive loss attributable to noncontrolling interests	138	3,774	3,482	2,502
Comprehensive income attributable to IAC shareholders	$70,199	$9,319	$111,909	$74,693
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2012	$58,126	$251	250,982	$16	16,157	$11,607,367	$(318,519)	$(32,169)	$(9,601,218)	$1,655,728	$51,907	$1,707,635
Net (loss) earnings for the six months ended June 30, 2013	(2,451)	—	—	—	—	—	111,927	—	—	111,927	(239)	111,688
Other comprehensive loss, net of tax	(291)	—	—	—	—	—	—	(18)	—	(18)	(501)	(519)
Non-cash compensation expense	—	—	—	—	—	24,277	—	—	—	24,277	206	24,483
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	—	—	—	—	(5,719)	—	—	2	(5,717)	—	(5,717)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	23,308	—	—	—	23,308	—	23,308
Dividends	—	—	—	—	—	(37,703)	—	—	—	(37,703)	—	(37,703)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(133,263)	(133,263)	—	(133,263)
Purchase of redeemable noncontrolling interests	(1,347)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	9,787	—	—	—	—	(9,787)	—	—	—	(9,787)	—	(9,787)
Transfer from noncontrolling interests to redeemable noncontrolling interests	144	—	—	—	—	—	—	—	—	—	(144)	(144)
Other	179	—	—	—	—	2,553	—	—	—	2,553	—	2,553
Balance as of June 30, 2013	$64,147	$251	250,982	$16	16,157	$11,604,296	$(206,592)	$(32,187)	$(9,734,479)	$1,631,305	$51,229	$1,682,534
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$109,237	$78,297
Less: loss from discontinued operations, net of tax	(2,012)	(957)
Earnings from continuing operations	111,249	79,254
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	24,483	41,907
Depreciation	31,052	24,340
Amortization of intangibles	32,215	12,846
Excess tax benefits from stock-based awards	(23,547)	(14,353)
Deferred income taxes	(6,737)	819
Equity in losses of unconsolidated affiliates	1,169	24,910
Acquisition-related contingent consideration fair value adjustment	5,707	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,754)	(19,382)
Other current assets	(14,789)	(7,937)
Accounts payable and other current liabilities	23,438	3,013
Income taxes payable	45,529	44,793
Deferred revenue	(203)	8,679
Other, net	8,451	6,638
Net cash provided by operating activities attributable to continuing operations	228,263	205,527
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(36,913)	(20,411)
Capital expenditures	(47,819)	(20,353)
Proceeds from maturities and sales of marketable debt securities	12,502	39,000
Purchases of marketable debt securities	—	(24,254)
Proceeds from sales of long-term investments	310	12,527
Purchases of long-term investments	(25,259)	(6,244)
Other, net	(1,443)	(12,603)
Net cash used in investing activities attributable to continuing operations	(98,622)	(32,338)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(162,660)	(359,231)
Net (payments) proceeds from stock-based award activities	(868)	301,677
Dividends	(38,880)	(21,697)
Excess tax benefits from stock-based awards	23,547	14,353
Principal payments on long-term debt	(15,844)	—
Other, net	(3,634)	(2,842)
Net cash used in financing activities attributable to continuing operations	(198,339)	(67,740)
Total cash (used in) provided by continuing operations	(68,698)	105,449
Total cash provided by (used in) discontinued operations	2,335	(729)
Effect of exchange rate changes on cash and cash equivalents	(4,889)	(1,677)
Net (decrease) increase in cash and cash equivalents	(71,252)	103,043
Cash and cash equivalents at beginning of period	749,977	704,153
Cash and cash equivalents at end of period	$678,725	$807,196

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor.com and Vimeo.com. Focused in the areas of search, applications, online dating, local and media, IAC's network of websites is one of the largest in the world, with more than a billion monthly visits across more than 30 countries. IAC includes the businesses comprising its Search & Applications, Match, Local, Media and Other segments, as well as investments in unconsolidated affiliates.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Current Report on Form 8-K dated May 3, 2013.
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
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and six months ended June 30, 2013, revenue earned from Google is $405.8 million and $781.9 million, respectively. For the three and six months ended June 30, 2012, revenue earned from Google is $335.8 million and $664.7 million, respectively. This revenue is earned by the businesses comprising the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $140.2 million at June 30, 2013 and $125.3 million at December 31, 2012.
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
For the three and six months ended June 30, 2013, the Company recorded an income tax provision for continuing operations of $39.4 million and $65.2 million, respectively, which represents effective income tax rates of 40% and 37%, respectively. The effective rates for the three and six months ended June 30, 2013 are higher than the statutory rate of 35% due primarily to state taxes and interest on reserves for income tax contingencies, partially offset by foreign income taxed at lower rates. For the three and six months ended June 30, 2012, the Company recorded an income tax provision for continuing operations of $28.6 million and $55.8 million, respectively, which represents effective income tax rates of 37% and 41%, respectively. The effective rate for the three months ended June 30, 2012 is higher than the statutory rate of 35% due primarily to a valuation allowance on the deferred tax asset created by News_Beast (formerly The Newsweek/Daily Beast Company) non-cash re-measurement charge related to our acquisition of a controlling interest, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on beginning of the year deferred tax assets related to investments in unconsolidated affiliates. The effective rate for the six months ended June 30, 2012 is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for income tax contingencies, a valuation allowance on the deferred tax asset created by the News_Beast non-cash re-measurement charge, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on beginning of the year deferred tax assets related to investments in unconsolidated affiliates.
At June 30, 2013 and December 31, 2012, unrecognized tax benefits, including interest, are $499.3 million and $496.8 million, respectively. Unrecognized tax benefits, including interest, at June 30, 2013 increased by $2.5 million due principally to interest, partially offset by a net decrease in deductible timing differences. Of the total unrecognized tax benefits at June 30, 2013, $484.0 million is included in "Income taxes payable," $15.0 million relates to deferred tax assets included in "Deferred income taxes" and $0.3 million is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Included in unrecognized tax benefits at June 30, 2013 is $70.3 million relating to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at June 30, 2013 are subsequently recognized, $112.6 million and $224.3 million, net of related deferred tax assets and interest, would reduce income tax expense for continuing operations and discontinued operations, respectively.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations and discontinued operations for the three months ended June 30, 2013 is a $1.5 million and a $1.0 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in the income tax provision for continuing operations and discontinued operations for the six months ended June 30, 2013 is a $2.9 million and a $2.0 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2013 and December 31, 2012, the Company has accrued $125.0 million and

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$117.5 million, respectively, for the payment of interest. At June 30, 2013 and December 31, 2012, the Company has accrued $5.0 million for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2009. The settlement of these tax years has been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2001 through 2009 is extended through June 30, 2014. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $124.4 million within twelve months of the current reporting date, of which approximately $16.8 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.
NOTE 3—BUSINESS COMBINATIONS
Acquisition of Twoo
On January 4, 2013, Meetic S.A., a Match subsidiary, purchased all the outstanding shares of Massive Media NV, which operates Twoo, a social discovery website that allows its users to meet new people. The purchase price was $25.0 million in cash, plus potential additional consideration of up to €83.2 million (or $109.0 million using the June 30, 2013 exchange rate) that is contingent upon a combination of earnings performance and user growth through December 31, 2015. The fair value of the contingent consideration arrangement at the acquisition date was $40.8 million. See Note 5 for additional information related to the fair value measurement of the contingent consideration arrangement.
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
The unaudited pro forma financial information in the table below summarizes the combined results of IAC and The About Group as if the acquisition of The About Group had occurred on January 1, 2012. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 2012. For the three and six months ended June 30, 2012, pro forma adjustments reflected below include an increase of $4.5 million and $9.5 million, respectively, in amortization of intangible assets.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands, except per share data)
Revenue	$706,022	$1,370,567
Net earnings attributable to IAC shareholders	$46,122	$81,813
Basic earnings per share attributable to IAC shareholders	$0.54	$0.97
Diluted earnings per share attributable to IAC shareholders	$0.50	$0.89

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4—MARKETABLE SECURITIES
At June 30, 2013, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt security	$1,003	$11	$—	$1,014
Total debt security	1,003	11	—	1,014
Equity security	—	6,761	—	6,761
Total marketable securities	$1,003	$6,772	$—	$7,775
The contractual maturity of the debt security classified as available-for-sale at June 30, 2013 is less than one year.
At December 31, 2012, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$13,608	$19	$—	$13,627
Total debt securities	13,608	19	—	13,627
Equity security	—	6,977	—	6,977
Total marketable securities	$13,608	$6,996	$—	$20,604
The net unrealized gains in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
At June 30, 2013 and December 31, 2012, there are no investments in current available-for-sale marketable securities that are in an unrealized loss position.
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains and losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$2	$21,376	$12,502	$47,777
Gross realized gains	—	15	—	1,798
Gross realized losses	—	—	—	—
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
NOTE 5—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2013
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$320,989	$—	$—	$320,989
Commercial paper	—	109,629	—	109,629
Time deposits	—	100,822	—	100,822
Marketable securities:
Corporate debt security	—	1,014	—	1,014
Equity security	6,761	—	—	6,761
Long-term investments:
Auction rate security	—	—	8,760	8,760
Marketable equity securities	42,934	—	—	42,934
Total	$370,684	$211,465	$8,760	$590,909

Liabilities:
Contingent consideration arrangement	$—	$—	$(46,912)	$(46,912)

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
The cost basis of the Company's long-term marketable equity securities at June 30, 2013 is $42.1 million, with a gross unrealized gain of $1.4 million and a gross unrealized loss of $0.5 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The cost basis of the Company's long-term marketable equity securities at December 31, 2012 is $42.1 million, with a gross unrealized loss of $10.8 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The Company evaluated the near term prospects of the issuer of the equity security with the unrealized loss in relation to the severity and duration of the unrealized loss and based on that evaluation and the Company's ability and intent to hold this security for a reasonable period of time sufficient for an expected recovery of fair value, the Company does not consider this security to be other-than-temporarily impaired at June 30, 2013.
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2013		2012
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Security
	(In thousands)
Balance at April 1	$8,580	$(42,295)	$7,720
Total net gains (losses) (unrealized):
Included in earnings	—	(4,249)	—
Included in other comprehensive income (loss)	180	(368)	(990)
Balance at June 30	$8,760	$(46,912)	$6,730

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2013		2012
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Security	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$8,100	$—	$5,870	$(10,000)
Total net gains (losses) (unrealized):
Included in earnings	—	(5,707)	—	—
Included in other comprehensive income (loss)	660	(368)	860	—
Fair value at date of acquisition	—	(40,837)	—	—
Settlements	—	—	—	10,000
Balance at June 30	$8,760	$(46,912)	$6,730	$—
There are no gains or losses included in earnings for the three and six months ended June 30, 2012 relating to the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs.
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $1.2 million and $1.9 million at June 30, 2013 and December 31, 2012, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At June 30, 2013, the auction rate security is rated A-/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at June 30, 2013, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent Consideration Arrangement
The contingent consideration arrangement entered into in 2013 arose from the acquisition of Twoo (see Note 3 for additional information). The fair value of the contingent consideration arrangement was determined using a probability-weighted analysis, and reflects a discount rate of 15%, which captures the risks associated with the obligation. The probability-weighted analysis consists of the Company's multi-scenario forecasts of Twoo's earnings and the number of users of Twoo.com in accordance with the contingent consideration arrangement through December 31, 2015, and the Company's estimate of the probability of each scenario occurring. These multi-scenario forecasts and related probability assessments were based primarily on management's internal projections and strategic plans, with limited additional consideration given to growth trends of similarly situated businesses. The fair value of the contingent consideration arrangement is sensitive to changes in the discount rate and changes in the forecasts of earnings and website users. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. During the three and six months ended June 30, 2013, the fair value of the contingent consideration arrangement increased by $4.2 million and $5.7 million, respectively. The contingent consideration arrangement liability at June 30, 2013 includes a current portion of $3.9 million and non-current portion of $43.0 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At June 30, 2013 and December 31, 2012, the carrying values of the Company's investments accounted for under the cost method totaled $118.6 million and $113.8 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for possible impairment on a quarterly basis and determines the fair value if indicators of impairment are deemed to be present; the Company recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current maturities of long-term debt	$—	$—	$(15,844)	$(15,875)
Long-term debt, net of current maturities	(580,000)	(554,419)	(580,000)	(581,994)
The fair value of long-term debt, including current maturities, is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 6—LONG-TERM DEBT
The balance of long-term debt is comprised of:

	June 30, 2013	December 31, 2012
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"); interest payable each January 15 and July 15	$—	$15,844
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1	80,000	80,000
Total long-term debt	580,000	595,844
Less current maturities	—	(15,844)
Long-term debt, net of current maturities	$580,000	$580,000
On December 21, 2012, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022. The 2012 Senior Notes were issued at par. Certain domestic subsidiaries have unconditionally guaranteed the 2012 Senior Notes. See Note 13 for guarantor and non-guarantor financial information.
The indenture governing the 2012 Senior Notes contains covenants that would limit our ability to pay dividends or make other distributions and repurchase or redeem our stock in the event a default has occurred or we are not in compliance with the financial ratio set forth in the indenture. At June 30, 2013, the Company was in compliance with these covenants and there were no limitations pursuant thereto. There are additional covenants that limit our ability and the ability of our subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.
On December 21, 2012, the Company entered into a $300.0 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is currently 25 basis points. At June 30, 2013 and December 31, 2012, there were no outstanding borrowings under the revolving credit facility. IAC's obligation under the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

revolving credit facility is unconditionally guaranteed by certain domestic subsidiaries and is also secured by the stock of certain of our domestic and foreign subsidiaries.

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended June 30, 2013
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at April 1	$(32,024)	$(12,072)	$(44,096)
Other comprehensive (loss) income before reclassifications	(5,278)	17,187	11,909
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(5,278)	17,187	11,909
Balance at June 30	$(37,302)	$5,115	$(32,187)

	Six Months Ended June 30, 2013
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(25,073)	$(7,096)	$(32,169)
Other comprehensive (loss) income before reclassifications	(12,229)	12,212	(17)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(1)
Net current period other comprehensive (loss) income	(12,229)	12,211	(18)
Balance at June 30	$(37,302)	$5,115	$(32,187)
Unrealized gains, net of tax, reclassified out of accumulated other comprehensive loss related to the maturities and sales of available-for-sale securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive loss into other (expense) income, net for the three and six months ended June 30, 2012 were less than $0.1 million and $0.7 million, respectively.

NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$58,540	$58,540	$48,101	$48,101
Net loss (earnings) attributable to noncontrolling interests	818	818	(128)	(128)
Earnings from continuing operations attributable to IAC shareholders	59,358	59,358	47,973	47,973
Loss from discontinued operations attributable to IAC shareholders	(1,068)	(1,068)	(4,641)	(4,641)
Net earnings attributable to IAC shareholders	$58,290	$58,290	$43,332	$43,332

Denominator:
Weighted average basic shares outstanding	83,609	83,609	86,174	86,174
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	2,954	—	5,766
Denominator for earnings per share—weighted average shares(a)(b)	83,609	86,563	86,174	91,940

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.71	$0.69	$0.56	$0.52
Discontinued operations	(0.01)	(0.02)	(0.06)	(0.05)
Earnings per share	$0.70	$0.67	$0.50	$0.47

	Six Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$111,249	$111,249	$79,254	$79,254
Net loss (earnings) attributable to noncontrolling interests	2,690	2,690	(487)	(487)
Earnings from continuing operations attributable to IAC shareholders	113,939	113,939	78,767	78,767
Loss from discontinued operations attributable to IAC shareholders	(2,012)	(2,012)	(957)	(957)
Net earnings attributable to IAC shareholders	$111,927	$111,927	$77,810	$77,810

Denominator:
Weighted average basic shares outstanding	83,912	83,912	84,487	84,487
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	3,058	—	7,342
Denominator for earnings per share—weighted average shares(a)(b)	83,912	86,970	84,487	91,829

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$1.36	$1.31	$0.93	$0.86
Discontinued operations	(0.03)	(0.02)	(0.01)	(0.01)
Earnings per share	$1.33	$1.29	$0.92	$0.85
____________________________________________

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs"). As of May 8, 2012, there are no warrants outstanding. For the three and six months ended June 30, 2013, approximately 0.7 million and 3.8 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For both the three and six months ended June 30, 2012, approximately 0.6 million shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units ("PSUs") are included in the denominator for earnings per share if (1) the applicable performance condition(s) has been met and (2) the inclusion of the PSUs is dilutive for the respective reporting periods. For the three and six months ended June 30, 2013, approximately 0.1 million PSUs that are probable of vesting were excluded from the calculation of diluted earnings per share because the performance conditions had not been met. For the three and six months ended June 30, 2012, approximately 3.0 million PSUs that were probable of vesting were excluded from the calculation of diluted earnings per share because the performance conditions had not been met.

NOTE 9—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of Other, do not meet the quantitative thresholds that require presentation as separate operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Search & Applications	$427,449	$348,762	$824,641	$691,960
Match	194,320	178,418	383,182	352,693
Local	84,734	84,505	159,679	161,624
Media	58,014	38,368	103,329	54,279
Other	35,005	30,629	71,050	60,835
Inter-segment elimination	(111)	(70)	(221)	(179)
Total	$799,411	$680,612	$1,541,660	$1,321,212

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Operating Income (Loss):
Search & Applications	$89,346	$74,067	$176,329	$147,557
Match	58,387	57,099	99,346	87,005
Local	(3,958)	11,670	(7,361)	15,459
Media	(4,028)	(7,305)	(12,856)	(13,974)
Other	(4,097)	(2,182)	(7,319)	(3,896)
Corporate	(28,954)	(35,873)	(56,892)	(71,910)
Total	$106,696	$97,476	$191,247	$160,241

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Operating Income Before Amortization:
Search & Applications	$96,007	$74,079	$189,656	$147,579
Match	67,608	62,645	113,911	99,973
Local	1,968	11,832	967	15,782
Media	(3,522)	(6,789)	(11,896)	(13,190)
Other	(3,418)	(1,755)	(5,917)	(3,153)
Corporate	(17,741)	(16,290)	(33,069)	(31,997)
Total	$140,902	$123,722	$253,652	$214,994

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Depreciation:
Search & Applications	$6,413	$3,385	$10,278	$6,676
Match	4,776	3,742	9,453	7,279
Local	2,707	2,475	5,053	5,276
Media	524	295	1,047	474
Other	348	257	650	501
Corporate	2,268	2,071	4,571	4,134
Total	$17,036	$12,225	$31,052	$24,340
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
United States	$551,880	$472,553	$1,066,494	$918,213
All other countries	247,531	208,059	475,166	402,999
Total	$799,411	$680,612	$1,541,660	$1,321,212

	June 30, 2013	December 31, 2012
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$267,861	$251,379
All other countries	21,632	19,133
Total	$289,493	$270,512

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments:

	Three Months Ended June 30, 2013
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustment	Operating Income (Loss)
	(In thousands)
Search & Applications	$96,007	$—	$(6,661)	$—	$89,346
Match	67,608	(363)	(4,609)	(4,249)	58,387
Local	1,968	—	(5,926)	—	(3,958)
Media	(3,522)	(213)	(293)	—	(4,028)
Other	(3,418)	(31)	(648)	—	(4,097)
Corporate	(17,741)	(11,213)	—	—	(28,954)
Total	$140,902	$(11,820)	$(18,137)	$(4,249)	$106,696

	Three Months Ended June 30, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$74,079	$(9)	$(3)	$74,067
Match	62,645	(556)	(4,990)	57,099
Local	11,832	—	(162)	11,670
Media	(6,789)	(236)	(280)	(7,305)
Other	(1,755)	(57)	(370)	(2,182)
Corporate	(16,290)	(19,583)	—	(35,873)
Total	$123,722	$(20,441)	$(5,805)	$97,476

	Six Months Ended June 30, 2013
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustment	Operating Income (Loss)
	(In thousands)
Search & Applications	$189,656	$(3)	$(13,324)	$—	$176,329
Match	113,911	(206)	(8,652)	(5,707)	99,346
Local	967	—	(8,328)	—	(7,361)
Media	(11,896)	(418)	(542)	—	(12,856)
Other	(5,917)	(33)	(1,369)	—	(7,319)
Corporate	(33,069)	(23,823)	—	—	(56,892)
Total	$253,652	$(24,483)	$(32,215)	$(5,707)	$191,247

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$147,579	$(17)	$(5)	$147,557
Match	99,973	(1,463)	(11,505)	87,005
Local	15,782	—	(323)	15,459
Media	(13,190)	(504)	(280)	(13,974)
Other	(3,153)	(10)	(733)	(3,896)
Corporate	(31,997)	(39,913)	—	(71,910)
Total	$214,994	$(41,907)	$(12,846)	$160,241

NOTE 10—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	June 30, 2013	December 31, 2012
	(In thousands)
Property and equipment, net:
Buildings and leasehold improvements	$246,158	$238,652
Computer equipment and capitalized software	203,443	197,402
Furniture and other equipment	44,227	42,949
Projects in progress	36,004	19,303
Land	5,117	5,117
	534,949	503,423
Accumulated depreciation and amortization	(245,456)	(232,911)
Property and equipment, net	$289,493	$270,512
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION
The consideration for the acquisition of Twoo on January 4, 2013 includes a contingent consideration arrangement, which is described in Note 3 and Note 5.
NOTE 12—CONTINGENCIES
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
NOTE 13—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

Balance sheet at June 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$413,467	$—	$265,258	$—	$678,725
Marketable securities	7,775	—	—	—	7,775
Accounts receivable, net	11	151,153	84,786	—	235,950
Other current assets	26,226	66,061	52,875	3,123	148,285
Intercompany receivables	—	415,915	1,768,667	(2,184,582)	—
Property and equipment, net	4,378	214,744	70,371	—	289,493
Goodwill	—	1,179,578	484,737	—	1,664,315
Intangible assets, net	—	319,251	146,910	—	466,161
Investment in subsidiaries	4,377,565	676,168	—	(5,053,733)	—
Other non-current assets	181,304	18,071	122,358	54	321,787
Total assets	$5,010,726	$3,040,941	$2,995,962	$(7,235,138)	$3,812,491

Accounts payable, trade	$1,543	$45,858	$35,893	$—	$83,294
Other current liabilities	38,823	263,956	239,449	(14,866)	527,362
Long-term debt, net of current maturities	500,000	80,000	—	—	580,000
Income taxes payable	440,261	25,422	12,270	18,215	496,168
Intercompany liabilities	2,184,582	—	—	(2,184,582)	—
Other long-term liabilities	214,212	81,475	83,471	(172)	378,986
Redeemable noncontrolling interests	—	—	64,147	—	64,147
IAC shareholders' equity	1,631,305	2,544,230	2,509,503	(5,053,733)	1,631,305
Noncontrolling interests	—	—	51,229	—	51,229
Total liabilities and shareholders' equity	$5,010,726	$3,040,941	$2,995,962	$(7,235,138)	$3,812,491

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$501,075	$—	$248,902	$—	$749,977
Marketable securities	20,604	—	—	—	20,604
Accounts receivable, net	43	142,627	87,160	—	229,830
Other current assets	58,452	53,720	45,204	(1,037)	156,339
Intercompany receivables	—	482,926	10,276,178	(10,759,104)	—
Property and equipment, net	4,116	194,515	71,881	—	270,512
Goodwill	—	1,190,199	425,955	—	1,616,154
Intangible assets, net	—	340,631	142,273	—	482,904
Investment in subsidiaries	12,913,694	611,851	—	(13,525,545)	—
Other non-current assets	153,155	16,509	109,912	(68)	279,508
Total assets	$13,651,139	$3,032,978	$11,407,465	$(24,285,754)	$3,805,828

Accounts payable, trade	$4,366	$64,888	$29,060	$—	$98,314
Other current liabilities	74,214	216,010	238,003	(1,652)	526,575
Long-term debt, net of current maturities	500,000	80,000	—	—	580,000
Income taxes payable	440,110	26,389	13,446	—	479,945
Intercompany liabilities	10,759,104	—	—	(10,759,104)	—
Other long-term liabilities	217,617	91,119	45,950	547	355,233
Redeemable noncontrolling interests	—	1,388	56,738	—	58,126
IAC shareholders' equity	1,655,728	2,553,184	10,972,361	(13,525,545)	1,655,728
Noncontrolling interests	—	—	51,907	—	51,907
Total liabilities and shareholders' equity	$13,651,139	$3,032,978	$11,407,465	$(24,285,754)	$3,805,828

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$553,406	$247,164	$(1,159)	$799,411
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	549	156,703	116,570	(1,000)	272,822
Selling and marketing expense	710	187,543	59,052	(152)	247,153
General and administrative expense	23,582	44,015	35,925	(7)	103,515
Product development expense	867	23,284	9,901	—	34,052
Depreciation	344	11,380	5,312	—	17,036
Amortization of intangibles	—	12,157	5,980	—	18,137
Total costs and expenses	26,052	435,082	232,740	(1,159)	692,715
Operating (loss) income	(26,052)	118,324	14,424	—	106,696
Equity in earnings (losses) of unconsolidated affiliates	75,927	8,540	(132)	(85,413)	(1,078)
Interest expense	(6,515)	(1,078)	(65)	—	(7,658)
Other income (expense), net	3,109	(9,627)	6,514	—	(4)
Earnings from continuing operations before income taxes	46,469	116,159	20,741	(85,413)	97,956
Income tax benefit (provision)	12,889	(41,871)	(10,434)	—	(39,416)
Earnings from continuing operations	59,358	74,288	10,307	(85,413)	58,540
(Loss) earnings from discontinued operations, net of tax	(1,068)	—	4	(4)	(1,068)
Net earnings	58,290	74,288	10,311	(85,417)	57,472
Net loss attributable to noncontrolling interests	—	404	414	—	818
Net earnings attributable to IAC shareholders	$58,290	$74,692	$10,725	$(85,417)	$58,290
Comprehensive income attributable to IAC shareholders	$70,199	$74,628	$5,227	$(79,855)	$70,199

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$473,580	$208,759	$(1,727)	$680,612
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,299	136,869	100,489	(1,353)	237,304
Selling and marketing expense	869	160,409	50,353	(379)	211,252
General and administrative expense	28,721	35,333	25,580	5	89,639
Product development expense	1,447	18,514	6,950	—	26,911
Depreciation	145	8,673	3,407	—	12,225
Amortization of intangibles	—	596	5,209	—	5,805
Total costs and expenses	32,481	360,394	191,988	(1,727)	583,136
Operating (loss) income	(32,481)	113,186	16,771	—	97,476
Equity in earnings (losses) of unconsolidated affiliates	108,333	14,025	(18,659)	(122,708)	(19,009)
Interest expense	(277)	(1,065)	(22)	—	(1,364)
Other (expense) income, net	(104,077)	(3,072)	106,781	—	(368)
(Loss) earnings from continuing operations before income taxes	(28,502)	123,074	104,871	(122,708)	76,735
Income tax benefit (provision)	76,475	(38,459)	(66,650)	—	(28,634)
Earnings from continuing operations	47,973	84,615	38,221	(122,708)	48,101
(Loss) earnings from discontinued operations, net of tax	(4,641)	—	718	(718)	(4,641)
Net earnings	43,332	84,615	38,939	(123,426)	43,460
Net loss (earnings) attributable to noncontrolling interests	—	21	(149)	—	(128)
Net earnings attributable to IAC shareholders	$43,332	$84,636	$38,790	$(123,426)	$43,332
Comprehensive income attributable to IAC shareholders	$9,319	$84,400	$16,287	$(100,687)	$9,319

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,069,190	$474,666	$(2,196)	$1,541,660
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,226	310,375	218,849	(1,779)	528,671
Selling and marketing expense	1,141	358,210	131,125	(409)	490,067
General and administrative expense	45,827	84,167	69,253	(8)	199,239
Product development expense	1,766	46,098	21,305	—	69,169
Depreciation	711	20,381	9,960	—	31,052
Amortization of intangibles	—	21,067	11,148	—	32,215
Total costs and expenses	50,671	840,298	461,640	(2,196)	1,350,413
Operating (loss) income	(50,671)	228,892	13,026	—	191,247
Equity in earnings (losses) of unconsolidated affiliates	190,477	11,311	(223)	(202,734)	(1,169)
Interest expense	(13,072)	(2,143)	(106)	—	(15,321)
Other (expense) income, net	(52,339)	(28,357)	82,350	—	1,654
Earnings from continuing operations before income taxes	74,395	209,703	95,047	(202,734)	176,411
Income tax benefit (provision)	39,544	(75,454)	(29,252)	—	(65,162)
Earnings from continuing operations	113,939	134,249	65,795	(202,734)	111,249
(Loss) earnings from discontinued operations, net of tax	(2,012)	—	11	(11)	(2,012)
Net earnings	111,927	134,249	65,806	(202,745)	109,237
Net loss attributable to noncontrolling interests	—	412	2,278	—	2,690
Net earnings attributable to IAC shareholders	$111,927	$134,661	$68,084	$(202,745)	$111,927
Comprehensive income attributable to IAC shareholders	$111,909	$134,523	$46,494	$(181,017)	$111,909

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$933,251	$391,011	$(3,050)	$1,321,212
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,693	278,845	181,389	(2,323)	460,604
Selling and marketing expense	1,772	319,751	109,258	(743)	430,038
General and administrative expense	58,060	71,117	48,918	16	178,111
Product development expense	2,823	38,965	13,244	—	55,032
Depreciation	292	17,643	6,405	—	24,340
Amortization of intangibles	—	1,226	11,620	—	12,846
Total costs and expenses	65,640	727,547	370,834	(3,050)	1,160,971
Operating (loss) income	(65,640)	205,704	20,177	—	160,241
Equity in earnings (losses) of unconsolidated affiliates	206,198	18,185	(22,712)	(226,581)	(24,910)
Interest expense	(555)	(2,130)	(26)	—	(2,711)
Other (expense) income, net	(208,564)	(1,791)	212,743	—	2,388
(Loss) earnings from continuing operations before income taxes	(68,561)	219,968	210,182	(226,581)	135,008
Income tax benefit (provision)	147,328	(75,075)	(128,007)	—	(55,754)
Earnings from continuing operations	78,767	144,893	82,175	(226,581)	79,254
(Loss) earnings from discontinued operations, net of tax	(957)	—	258	(258)	(957)
Net earnings	77,810	144,893	82,433	(226,839)	78,297
Net loss (earnings) attributable to noncontrolling interests	—	37	(524)	—	(487)
Net earnings attributable to IAC shareholders	$77,810	$144,930	$81,909	$(226,839)	$77,810
Comprehensive income attributable to IAC shareholders	$74,693	$144,720	$65,560	$(210,280)	$74,693

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(32,997)	$253,527	$7,733	$—	$228,263
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,072)	(30,841)	—	(36,913)
Capital expenditures	(719)	(38,482)	(8,618)	—	(47,819)
Proceeds from maturities and sales of marketable debt securities	12,502	—	—	—	12,502
Proceeds from sales of long-term investments	—	—	310	—	310
Purchases of long-term investments	(17,362)	—	(7,897)	—	(25,259)
Other, net	(55)	38	(1,426)	—	(1,443)
Net cash used in investing activities attributable to continuing operations	(5,634)	(44,516)	(48,472)	—	(98,622)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(162,660)	—	—	—	(162,660)
Net payments from stock-based award activities	(868)	—	—	—	(868)
Dividends	(38,880)	—	—	—	(38,880)
Excess tax benefits from stock-based awards	23,547	—	—	—	23,547
Principal payments on long-term debt	(15,844)	—	—	—	(15,844)
Intercompany	144,320	(207,810)	63,490	—	—
Other, net	(927)	(1,224)	(1,483)	—	(3,634)
Net cash (used in) provided by financing activities attributable to continuing operations	(51,312)	(209,034)	62,007	—	(198,339)
Total cash (used in) provided by continuing operations	(89,943)	(23)	21,268	—	(68,698)
Total cash provided by discontinued operations	2,335	—	—	—	2,335
Effect of exchange rate changes on cash and cash equivalents	—	23	(4,912)	—	(4,889)
Net (decrease) increase in cash and cash equivalents	(87,608)	—	16,356	—	(71,252)
Cash and cash equivalents at beginning of period	501,075	—	248,902	—	749,977
Cash and cash equivalents at end of period	$413,467	$—	$265,258	$—	$678,725

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(11,514)	$204,438	$12,603	$—	$205,527
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(19,126)	(1,285)	—	(20,411)
Capital expenditures	(31)	(13,010)	(7,312)	—	(20,353)
Proceeds from maturities and sales of marketable debt securities	39,000	—	—	—	39,000
Purchases of marketable debt securities	(24,254)	—	—	—	(24,254)
Proceeds from sales of long-term investments	12,527	—	—	—	12,527
Purchases of long-term investments	—	(24)	(6,220)	—	(6,244)
Other, net	(350)	(220)	(12,033)	—	(12,603)
Net cash provided by (used in) investing activities attributable to continuing operations	26,892	(32,380)	(26,850)	—	(32,338)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(359,231)	—	—	—	(359,231)
Net proceeds from stock-based award activities	301,677	—	—	—	301,677
Dividends	(21,697)	—	—	—	(21,697)
Excess tax benefits from stock-based awards	9,461	4,892	—	—	14,353
Intercompany	109,568	(176,951)	67,383	—	—
Other, net	—	—	(2,842)	—	(2,842)
Net cash provided by (used in) financing activities attributable to continuing operations	39,778	(172,059)	64,541	—	(67,740)
Total cash provided by (used in) continuing operations	55,156	(1)	50,294	—	105,449
Total cash used in discontinued operations	(656)	—	(73)	—	(729)
Effect of exchange rate changes on cash and cash equivalents	—	1	(1,678)	—	(1,677)
Net increase in cash and cash equivalents	54,500	—	48,543	—	103,043
Cash and cash equivalents at beginning of period	545,222	—	158,931	—	704,153
Cash and cash equivalents at end of period	$599,722	$—	$207,474	$—	$807,196

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview

IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor.com and Vimeo.com. Focused in the areas of search, applications, online dating, local and media, IAC's network of websites is one of the largest in the world, with more than a billion monthly visits across more than 30 countries.

For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2012.

Results of Operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	$ Change	% Change	2012	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$427,449	$78,687	23%	$348,762	$824,641	$132,681	19%	$691,960
Match	194,320	15,902	9%	178,418	383,182	30,489	9%	352,693
Local	84,734	229	—%	84,505	159,679	(1,945)	(1)%	161,624
Media	58,014	19,646	51%	38,368	103,329	49,050	90%	54,279
Other	35,005	4,376	14%	30,629	71,050	10,215	17%	60,835
Inter-segment elimination	(111)	(41)	(58)%	(70)	(221)	(42)	(23)%	(179)
Total	$799,411	$118,799	17%	$680,612	$1,541,660	$220,448	17%	$1,321,212

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Search & Applications revenue increased 23% to $427.4 million, reflecting strong growth from both Applications (which includes our direct to consumer downloadable applications business (B2C) and our partnership operations (B2B), as well as our Ask.com and Dictionary.com downloadable applications) and Websites (which includes Ask.com, About.com and Dictionary.com). Applications revenue grew 26% to $224.6 million, driven by increased contributions from existing and new B2B partners and B2C products. Websites revenue grew 19% to $202.9 million, reflecting the contribution from The About Group, acquired September 24, 2012, which had revenue of $36.7 million.

Match revenue increased 9% to $194.3 million driven by increases in subscribers. Core revenue (which consists of Match.com in the U.S., Chemistry and People Media), Meetic revenue and Developing revenue (which includes OkCupid, DateHookup, Twoo and Match's international operations, excluding Meetic) increased 6% to $116.1 million; 4% to $54.8 million; and 44% to $23.4 million, respectively. Developing revenue benefitted from the contribution of Twoo, acquired January 4, 2013.

Local revenue was flat primarily reflecting the contribution of Felix, a pay-per-call advertising service acquired August 20, 2012, and an increase from HomeAdvisor's operations, offset by a decrease from CityGrid Media.

Media revenue increased 51% to $58.0 million primarily due to strong growth from Electus and Vimeo, as well as the contribution from News_Beast (formerly The Newsweek/DailyBeast Company), consolidated beginning June 1, 2012 following the Company's acquisition of a controlling interest.

Other revenue increased 14% to $35.0 million primarily due to the contribution from Tutor.com, an online tutoring solution acquired December 14, 2012.

A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended June 30, 2013 and 2012, revenue earned from Google was $405.8 million and $335.8 million, respectively. This revenue was earned by the businesses comprising the Search & Applications segment.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Search & Applications revenue increased 19% to $824.6 million, reflecting strong growth from both Applications and Websites. Applications revenue grew 19% to $432.1 million, driven by the factors described above in the three month discussion. Websites revenue grew 19% to $392.5 million, reflecting the contribution from The About Group, acquired September 24, 2012, which had revenue of $68.1 million.

Match revenue increased 9% to $383.2 million driven by increases in subscribers. Core revenue, Meetic revenue and Developing revenue increased 5% to $229.8 million; 8% to $109.8 million; and 32% to $43.6 million, respectively. Developing revenue was also impacted by the factor described above in the three month discussion. Meetic revenue in 2012 of $101.3 million was negatively impacted by the write-off of $5.2 million of deferred revenue in connection with its acquisition.

Local revenue decreased 1% to $159.7 million, primarily reflecting a decline from CityGrid Media and HomeAdvisor, partially offset by the contribution of Felix. HomeAdvisor domestic revenue was negatively impacted by a 13% decrease in accepted service requests due primarily to the domain name change.

Media and Other revenue increased 90% to $103.3 million and 17% to $71.1 million, respectively, primarily due to the factors described above in the three months discussion.

For the six months ended June 30, 2013 and 2012, revenue earned from Google was $781.9 million and $664.7 million, respectively.

Cost of revenue

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Cost of revenue	$272,822	$35,518	15%	$237,304
As a percentage of revenue	34%			35%

Cost of revenue consists primarily of traffic acquisition costs. Traffic acquisition costs consist of payments made to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes Shoebuy's cost of products sold and shipping and handling costs, production costs related to media produced by Electus and other businesses within our Media segment, content acquisition costs, expenses associated with the operation of the Company's data centers, including compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, rent, energy and bandwidth costs.

Cost of revenue in 2013 increased from 2012 primarily due to increases of $24.6 million from Search & Applications, $7.2 million from Media and $3.1 million from Other. The increase in cost of revenue from Search & Applications was primarily due to an increase of $18.4 million in traffic acquisition costs driven by increased revenue from our B2B operations. As a percentage of revenue, traffic acquisition costs at Search & Applications decreased compared to the prior year due to an increase in the proportion of revenue from Websites which resulted from the acquisition of The About Group. Cost of revenue from Media increased primarily due to increased production costs at Electus related to the increase in its revenue, partially offset by decreased expenses at News_Beast as it transitioned to a digital only publication in 2013. The increase in cost of revenue from Other is due to an increase in the cost of products sold at Shoebuy resulting from increased sales and Tutor.com, acquired December 14, 2012.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Cost of revenue	$528,671	$68,067	15%	$460,604
As a percentage of revenue	34%			35%

Cost of revenue in 2013 increased from 2012 primarily due to increases of $35.2 million from Search & Applications, $26.6 million from Media and $7.6 million from Other. The increases in cost of revenue from Search & Applications and Other are primarily due to the factors described above in the three month discussion. Cost of revenue from Media increased primarily due to production costs at Electus related to the increase in its revenue and News_Beast, consolidated beginning June 1, 2012.

Selling and marketing expense

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$247,153	$35,901	17%	$211,252
As a percentage of revenue	31%			31%

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

Selling and marketing expense in 2013 increased from 2012 primarily due to increases of $20.7 million from Search & Applications, $7.2 million from Match and $5.7 million from Local. The increase from Search & Applications is primarily due to increases of $14.3 million and $2.9 million in online marketing and compensation and other employee-related costs, respectively. The increase in online marketing from Search & Applications is primarily related to new B2C downloadable applications and the inclusion of The About Group, acquired on September 24, 2012. Selling and marketing expense at Match increased primarily due to an increase of $4.0 million in offline marketing spend. The increase from Local is primarily due to an increase of $4.1 million in marketing spend related to the re-branding of the HomeAdvisor domain name.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$490,067	$60,029	14%	$430,038
As a percentage of revenue	32%			33%

Selling and marketing expense in 2013 increased from 2012 primarily due to increases of $34.3 million from Search & Applications, $11.7 million from Match, $8.0 million from Local and $5.4 million from Media. The increases from Search & Applications, Match and Local are primarily due to the factors described above in the three month discussion. Selling and marketing expense at Media increased primarily due to an increase of $3.0 million in online marketing spend at Vimeo.

General and administrative expense

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
General and administrative expense	$103,515	$13,876	15%	$89,639
As a percentage of revenue	13%			13%

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

General and administrative expense in 2013 increased from 2012 primarily due to increases of $5.3 million from Media, $4.5 million from Local, $4.2 million from Match, $2.9 million from Search & Applications and $2.5 million from Other, partially offset by a decrease of $5.6 million from corporate. The increase in general and administrative expense from Media resulted primarily from the inclusion of News_Beast, consolidated beginning June 1, 2012. General and administrative expense from Local increased primarily due to the inclusion of $4.2 million in employee termination costs associated with the CityGrid Media restructuring. The increase in general and administrative expense from Match is due to an acquisition-related contingent consideration fair value adjustment that arose from the acquisition of Twoo in the first quarter of 2013. The increase in general and administrative expense from Search & Applications is primarily due to the inclusion of The About Group, acquired on September 24, 2012. General and administrative expense from Other increased primarily due to the inclusion of Tutor.com, acquired on December 14, 2012. The decrease in general and administrative expense from corporate is primarily due to a decrease of $7.0 million in non-cash compensation expense as certain awards fully vested in the fourth quarter of 2012 and the number of awards forfeited increased from the prior year, partially offset by an increase in professional fees.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
General and administrative expense	$199,239	$21,128	12%	$178,111
As a percentage of revenue	13%			13%

General and administrative expense in 2013 increased from 2012 primarily due to increases of $11.9 million from Media, $6.6 million from Search & Applications, $5.7 million from Local, $4.8 million from Other and $4.3 million from Match, partially offset by a decrease of $12.3 million from corporate. The increases in general and administrative expense from Media, Search & Applications, Local, Other and Match and the decrease from corporate are primarily due to the factors described above in the three month discussion.

Product development expense

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Product development expense	$34,052	$7,141	27%	$26,911
As a percentage of revenue	4%			4%

Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

Product development expense in 2013 increased from 2012 primarily due to increases of $5.5 million from Search & Applications and $1.9 million from Media. The increase in product development expense from Search & Applications is primarily due to a decrease in costs being capitalized in the current year period as well as an increase in compensation and other employee-related costs associated with the inclusion of The About Group, acquired on September 24, 2012. The increase from Media is primarily due to News_Beast, consolidated beginning June 1, 2012.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Product development expense	$69,169	$14,137	26%	$55,032
As a percentage of revenue	4%			4%

Product development expense in 2013 increased from 2012 primarily due to increases of $10.8 million from Search & Applications and $3.1 million from Media. The increases in product development expense from Search & Applications and Media are primarily due to the factors described above in the three month discussion.

Depreciation

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Depreciation	$17,036	$4,811	39%	$12,225
As a percentage of revenue	2%			2%

Depreciation in 2013 increased from 2012 resulting from the write-off of $2.7 million in capitalized software costs at The About Group primarily related to projects which commenced prior to its acquisition, the incremental depreciation associated with capital expenditures made subsequent to the second half of 2012 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Depreciation	$31,052	$6,712	28%	$24,340
As a percentage of revenue	2%			2%

Depreciation in 2013 increased from 2012 primarily due to the factors described above in the three month discussion.

Operating Income Before Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	$ Change	% Change	2012	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$96,007	$21,928	30%	$74,079	$189,656	$42,077	29%	$147,579
Match	67,608	4,963	8%	62,645	113,911	13,938	14%	99,973
Local	1,968	(9,864)	(83)%	11,832	967	(14,815)	(94)%	15,782
Media	(3,522)	3,267	48%	(6,789)	(11,896)	1,294	10%	(13,190)
Other	(3,418)	(1,663)	(95)%	(1,755)	(5,917)	(2,764)	(88)%	(3,153)
Corporate	(17,741)	(1,451)	(9)%	(16,290)	(33,069)	(1,072)	(3)%	(31,997)
Total	$140,902	$17,180	14%	$123,722	$253,652	$38,658	18%	$214,994

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Search & Applications Operating Income Before Amortization increased 30% to $96.0 million, benefiting from the higher revenue noted above, partially offset by increases of $20.7 million in selling and marketing expense, $18.4 million in traffic acquisition costs, $5.5 million in product development expense and $2.9 million in general and administrative expense. The increase in selling and marketing expense is driven primarily by increased online marketing expenditures related to new B2C downloadable applications and the inclusion of The About Group, acquired on September 24, 2012. The increase in traffic acquisition costs is primarily due to increased revenue from our B2B operations. The increase in both product development expense and general and administrative expense is primarily due to an increase in compensation and other employee-related costs related to the inclusion of The About Group. Product development expense was also impacted by a decrease in costs being capitalized in the current year period. Search & Applications Operating Income Before Amortization was further impacted in the current year by the write-off of $2.7 million in capitalized software costs at The About Group primarily related to projects which commenced prior to its acquisition.

Match Operating Income Before Amortization increased 8% to $67.6 million, primarily due to the higher revenue noted above, partially offset by an increase of $7.2 million in selling and marketing expense related to an increase in offline marketing spend.

Local Operating Income Before Amortization decreased 83% to $2.0 million reflecting increases of $5.7 million in selling and marketing expense and $4.5 million in general and administrative expense. The increases in selling and marketing expense and general and administrative expense are primarily due to marketing costs related to the re-branding of the HomeAdvisor domain name and $4.2 million in employee termination costs associated with the CityGrid Media restructuring, respectively.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Search & Applications Operating Income Before Amortization increased 29% to $189.7 million primarily due to the factors described above in the three months discussion. Match Operating Income Before Amortization increased 14% to $113.9 million due to the higher revenue noted above and operating expense leverage. Local Operating Income Before Amortization decreased 94% to $1.0 million primarily due to the factors described above in the three month discussion.

Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	$ Change	% Change	2012	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$89,346	$15,279	21%	$74,067	$176,329	$28,772	19%	$147,557
Match	58,387	1,288	2%	57,099	99,346	12,341	14%	87,005
Local	(3,958)	(15,628)	NM	11,670	(7,361)	(22,820)	NM	15,459
Media	(4,028)	3,277	45%	(7,305)	(12,856)	1,118	8%	(13,974)
Other	(4,097)	(1,915)	(88)%	(2,182)	(7,319)	(3,423)	(88)%	(3,896)
Corporate	(28,954)	6,919	19%	(35,873)	(56,892)	15,018	21%	(71,910)
Total	$106,696	$9,220	9%	$97,476	$191,247	$31,006	19%	$160,241

Refer to Note 9 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Operating income in 2013 increased from 2012 primarily due to the increase of $17.2 million in Operating Income Before Amortization described above and a decrease of $8.6 million in non-cash compensation expense, partially offset by increases of $12.3 million in amortization of intangibles and $4.2 million in acquisition-related contingent consideration fair value adjustments. The decrease in non-cash compensation expense is primarily a result of certain awards fully vesting in the fourth quarter of 2012 and the number of awards forfeited increased from the prior year. The increase in amortization of intangibles is primarily related to the acquisition of The About Group and a $3.4 million impairment charge associated with an indefinite-lived intangible asset related to the CityGrid Media restructuring. The acquisition-related contingent consideration fair value adjustment arose from the acquisition of Twoo in the first quarter of 2013.

At June 30, 2013, there was $105.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Operating income in 2013 increased from 2012 primarily due to the increase of $38.7 million in Operating Income Before Amortization described above and a decrease of $17.4 million in non-cash compensation expense, partially offset by increases of $19.4 million in amortization of intangibles and $5.7 million in acquisition-related contingent consideration fair value adjustments. The decrease in non-cash compensation expense and increases in amortization of intangibles and acquisition-related contingent consideration fair value adjustments are due to the factors described above in the three month discussion.

Equity in losses of unconsolidated affiliates

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(1,078)	$17,931	94%	$(19,009)

Equity in losses of unconsolidated affiliates in 2013 decreased from 2012 primarily due to the inclusion in 2012 of a pre-tax non-cash charge of $18.6 million related to the re-measurement of the carrying value of our investment in News_Beast to fair value in connection with our acquisition of a controlling interest in May 2012.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(1,169)	$23,741	95%	$(24,910)

Equity in losses of unconsolidated affiliates in 2013 decreased from 2012 primarily due to the factor described above in the three month discussion.

Interest expense
For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Interest expense	$(7,658)	$(6,294)	461%	$(1,364)
Interest expense in 2013 increased from 2012 primarily due to the issuance of $500.0 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Interest expense	$(15,321)	$(12,610)	465%	$(2,711)
Interest expense in 2013 increased from 2012 primarily due to the factor described above in the three month discussion.

Income tax provision

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Income tax provision	$(39,416)	NM	NM	$(28,634)

In 2013, the Company recorded an income tax provision for continuing operations of $39.4 million, which represents an effective income tax rate of 40%. The 2013 effective rate is higher than the statutory rate of 35% due primarily to state taxes and interest on reserves for income tax contingencies, partially offset by foreign income taxed at lower rates. In 2012, the Company recorded an income tax provision for continuing operations of $28.6 million, which represents an effective income tax rate of 37%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to a valuation allowance on the deferred tax asset created by the News_Beast non-cash re-measurement charge related to our acquisition of a controlling interest, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on beginning of the year deferred tax assets related to investments in unconsolidated affiliates.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Income tax provision	$(65,162)	NM	NM	$(55,754)

In 2013, the Company recorded an income tax provision for continuing operations of $65.2 million, which represents an effective income tax rate of 37%. The 2013 effective rate is higher than the statutory rate of 35% due primarily to state taxes and interest on reserves for income tax contingencies, partially offset by foreign income taxed at lower rates. In 2012, the Company recorded an income tax provision for continuing operations of $55.8 million, which represents an effective income tax rate of 41%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for income tax contingencies, a valuation allowance on the deferred tax asset created by the News_Beast non-cash re-measurement charge, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on beginning of the year deferred tax assets related to investments in unconsolidated affiliates.

At June 30, 2013 and December 31, 2012, the Company has unrecognized tax benefits of $374.3 million and $379.3 million, respectively. Unrecognized tax benefits at June 30, 2013 decreased $5.0 million from December 31, 2012 due principally to a net decrease in deductible timing differences. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended June 30, 2013 is a $1.5 million and a $1.0 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in the income tax provision for continuing operations and discontinued operations for the six months ended June 30, 2013 is a $2.9 million and a $2.0 million expense, respectively, net of related deferred taxes, for interest in unrecognized tax benefits. At June 30, 2013 and December 31, 2012, the Company has accrued $125.0 million and $117.5 million, respectively, for the payment of interest. At June 30, 2013 and December 31, 2012, the Company has accrued $5.0 million for penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of the Company's tax returns for the years ended December 31, 2001 through 2009. The settlement of these tax years has been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2001 through 2009 is extended through June 30, 2014. Various state and local jurisdictions are currently under examination, the most significant of which are California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $124.4 million within twelve months of the current reporting date, of which approximately $16.8 million could decrease income tax provision, primarily due to settlements, expirations of statutes of limitations, and the reversal of deductible temporary differences that will primarily result in a corresponding decrease in net deferred tax assets. An estimate of other changes in unrecognized tax benefits, while potentially significant, cannot be made.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, the Company had $678.7 million of cash and cash equivalents, $7.8 million of marketable securities, and $580.0 million of long-term debt. Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of time deposits and AAA rated money market funds. Marketable securities consist of an equity security and a short-to-intermediate-term debt security issued by an investment grade corporate issuer. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. Long-term debt is comprised of $500.0 million in 2012 Senior Notes due December 15, 2022 and $80.0 million in Liberty Bonds due September 1, 2035.

At June 30, 2013, $257.9 million of the $678.7 million of cash and cash equivalents was held by the Company's foreign subsidiaries. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes and we have not provided for any such tax. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. The Company currently does not anticipate a need to repatriate them to fund our U.S. operations.

In summary, the Company's cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$228,263	$205,527
Net cash used in investing activities	(98,622)	(32,338)
Net cash used in financing activities	(198,339)	(67,740)

Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, excess tax benefits from stock-based awards, deferred income taxes, asset impairment charges, equity in income or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, and the effect of changes in working capital activities. Net cash provided by operating activities attributable to continuing operations in 2013 was $228.3 million and consists of earnings from continuing operations of $111.2 million, adjustments for non-cash items of $72.8 million and cash provided by working capital activities of $44.2 million. Adjustments for non-cash items primarily consists of $32.2 million of amortization of intangibles, $31.1 million of depreciation, $24.5 million of non-cash compensation expense, partially offset by $23.5 million of excess tax benefits from stock-based awards. The increase in cash from changes in working capital activities primarily consists of an increase in income taxes payable of $45.5 million and an increase in accounts payable and other current liabilities of $23.4 million, partially offset by an increase of $14.8 million in other current assets and an increase of $9.8 million in accounts receivable. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in accounts payable and other current liabilities is due to an increase in accrued employee compensation and benefits due to the timing of bonus payments and an increase in accrued revenue share expense primarily at Search & Applications, partially offset by a decrease in accruals due to News_Beast's transition to a digital only publication in 2013 and a seasonal decrease in payables to suppliers at Shoebuy. The increase in other current assets is primarily due to an increase in short-term and long-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our services agreement with Google; the related receivable from Google was $140.2 million and $125.3 million at June 30, 2013 and December 31, 2012, respectively. While Match experienced growth, its accounts receivable is principally credit card receivables and, is not significant in relation to its revenue. Electus' accounts receivable increased due to higher revenue. These increases were partially offset by a $15.8 million decrease in accounts receivable at News_Beast due to its transition to a digital only publication.

Net cash used in investing activities attributable to continuing operations in 2013 of $98.6 million includes cash consideration used in acquisitions and investments of $62.2 million, which includes the acquisition of Twoo, and capital expenditures of $47.8 million, which includes $23.6 million related to the purchase of a 50% ownership interest in an aircraft, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $12.8 million.

Net cash used in financing activities attributable to continuing operations in 2013 of $198.3 million includes $162.7 million for the repurchase of 2.9 million shares of common stock at an average price of $46.27 per share, $38.9 million related to the payment of cash dividends to IAC shareholders and $15.8 million for the payment of our 2002 Senior Notes, which were due January 15, 2013, partially offset by excess tax benefits from stock-based awards of $23.5 million.
Net cash provided by operating activities attributable to continuing operations in 2012 was $205.5 million and consists of earnings from continuing operations of $79.3 million, adjustments for non-cash items of $97.1 million and cash provided by working capital activities of $29.2 million. Adjustments for non-cash items primarily consists of $41.9 million of non-cash compensation expense, $24.9 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $18.6 million to re-measure the carrying value of our investment in News_Beast to fair value, $24.3 million of depreciation and $12.8 million of amortization of intangibles, partially offset by $14.4 million of excess tax benefits from stock-based awards. The increase in cash from changes in working capital activities primarily consists of an increase in income taxes payable of $44.8 million and an increase in deferred revenue of $8.7 million, partially offset by an increase of $19.4 million in accounts receivable and an increase of $7.9 million in other current assets. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $5.2 million in deferred revenue at Meetic. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our services agreement with Google; the related receivable from Google was $117.9 million and $105.7 million at June 30, 2012 and December 31, 2011, respectively. While our Match and HomeAdvisor businesses experienced growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The increase in other current assets is primarily related to the increase in short-term production costs at certain of our Media businesses that are capitalized as the television program, video or film is being produced.
Net cash used in investing activities attributable to continuing operations in 2012 of $32.3 million includes cash consideration used in acquisitions and investments of $26.7 million, primarily related to the payment of contingent consideration associated with the 2011 acquisition of OkCupid and the June 2012 acquisition of nRelate, and capital expenditures of $20.4 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $27.3 million.
Net cash used in financing activities attributable to continuing operations in 2012 of $67.7 million includes $359.2 million for the repurchase of 7.8 million shares of common stock at an average price of $46.25 per share and $21.7 million related to the payment of cash dividends to IAC shareholders, partially offset by net proceeds from stock-based award activities of $301.7 million and excess tax benefits from stock-based awards of $14.4 million. Included in the net proceeds from stock-based award activities are proceeds of $284.1 million from the exercise of warrants to acquire 11.7 million shares of IAC common stock, some of which were exercised on a cashless or net basis. The weighted average strike price of the warrants was $28.40 per share.
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company has a $300.0 million revolving credit facility, which expires on December 21, 2017 and is available as an additional source of financing. At June 30, 2013, there were no outstanding borrowings under the revolving credit facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. Capital expenditures in 2013 will be higher than 2012. At June 30, 2013, IAC had 10.2 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On July 30, 2013, IAC declared a quarterly cash dividend of $0.24 per share of common and Class B common stock outstanding payable on September 1, 2013 to stockholders of record on August 15, 2013.

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

CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS

At June 30, 2013, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

Note 9 to the consolidated financial statements includes a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the three and six months ended June 30, 2013 and 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2013, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
April 2013	—	$—	—	—
May 2013	680,000	$50.25	680,000	11,007,606
June 2013	800,000	$48.69	800,000	10,207,606
Total	1,480,000	$49.41	1,480,000	10,207,606
_______________________________________________________________________________

(1)	Reflects the average price paid per share of IAC common stock.

(2)	Reflects repurchases made pursuant to repurchase authorizations previously announced in May 2012.

(3)
Represents the total number of shares of common stock that remained available for repurchase as of June 30, 2013 pursuant to the May 2012 and April 2013 repurchase authorizations. IAC may purchase shares pursuant to these repurchase authorizations over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Supplemental Indenture, dated as of May 30, 2013, among IAC/InterActiveCorp, as Issuer, the Guarantors party thereto and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Registration Statement on Form S-4/A, filed on June 5, 2013.
10.1	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
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

Dated:	August 8, 2013
IAC/INTERACTIVECORP

		By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer	August 8, 2013
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