Form 10-Q
period 2013-09-30
IAC/INTERACTIVECORP
filed 2013-11-08
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 8, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 25, 2013, the following shares of the registrant's common stock were outstanding:

Common Stock	77,504,390
Class B Common Stock	5,789,499
Total outstanding Common Stock	83,293,889
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 25, 2013 was $4,316,591,180. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$741,652	$749,977
Marketable securities	26,340	20,604
Accounts receivable, net of allowance of $10,439 and $11,088, respectively	209,949	229,830
Other current assets	151,980	156,339
Total current assets	1,129,921	1,156,750
Property and equipment, net of accumulated depreciation and amortization of $257,338 and $232,911, respectively	290,470	270,512
Goodwill	1,672,705	1,616,154
Intangible assets, net	458,371	482,904
Long-term investments	164,170	161,278
Other non-current assets	89,145	118,230
TOTAL ASSETS	$3,804,782	$3,805,828
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term debt	$—	$15,844
Accounts payable, trade	72,966	98,314
Deferred revenue	161,950	155,499
Accrued expenses and other current liabilities	366,635	355,232
Total current liabilities	601,551	624,889
Long-term debt, net of current maturities	580,000	580,000
Income taxes payable	411,172	479,945
Deferred income taxes	326,109	323,403
Other long-term liabilities	65,175	31,830

Redeemable noncontrolling interests	32,779	58,126

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 250,982,079 shares, and outstanding 77,480,330 and 78,471,784 shares, respectively	251	251
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,585,545	11,607,367
Accumulated deficit	(109,652)	(318,519)
Accumulated other comprehensive loss	(6,625)	(32,169)
Treasury stock 183,869,749 and 182,878,295 shares, respectively	(9,734,479)	(9,601,218)
Total IAC shareholders' equity	1,735,056	1,655,728
Noncontrolling interests	52,940	51,907
Total shareholders' equity	1,787,996	1,707,635
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,804,782	$3,805,828

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenue	$756,872	$714,470	$2,298,532	$2,035,682
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	248,856	262,275	777,527	722,879
Selling and marketing expense	248,282	235,130	738,349	665,168
General and administrative expense	75,977	93,074	275,216	271,185
Product development expense	35,232	27,596	104,401	82,628
Depreciation	13,489	13,150	44,541	37,490
Amortization of intangibles	13,032	5,212	45,247	18,058
Total costs and expenses	634,868	636,437	1,985,281	1,797,408
Operating income	122,004	78,033	313,251	238,274
Equity in losses of unconsolidated affiliates	(3,253)	(3,298)	(4,422)	(28,208)
Interest expense	(7,623)	(1,391)	(22,944)	(4,102)
Other income, net	16,719	447	18,373	2,835
Earnings from continuing operations before income taxes	127,847	73,791	304,258	208,799
Income tax provision	(36,126)	(27,606)	(101,288)	(83,360)
Earnings from continuing operations	91,721	46,185	202,970	125,439
Earnings (loss) from discontinued operations, net of tax	3,914	(5,624)	1,902	(6,581)
Net earnings	95,635	40,561	204,872	118,858
Net loss (earnings) attributable to noncontrolling interests	1,305	156	3,995	(331)
Net earnings attributable to IAC shareholders	$96,940	$40,717	$208,867	$118,527

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$1.12	$0.52	$2.47	$1.46
Diluted earnings per share from continuing operations	$1.08	$0.49	$2.39	$1.35
Basic earnings per share	$1.17	$0.46	$2.50	$1.38
Diluted earnings per share	$1.13	$0.43	$2.41	$1.28

Dividends declared per share	$0.24	$0.24	$0.72	$0.48

Non-cash compensation expense by function:
Cost of revenue	$700	$1,550	$2,001	$4,775
Selling and marketing expense	820	1,386	2,000	3,512
General and administrative expense	11,478	18,850	31,685	52,378
Product development expense	1,367	1,565	3,162	4,593
Total non-cash compensation expense	$14,365	$23,351	$38,848	$65,258
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net earnings	$95,635	$40,561	$204,872	$118,858
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	16,724	14,609	3,703	(4,940)
Change in net unrealized gains (losses) on available-for-sale securities (net of tax provision of $1,732 and $1,648 for the three and nine months ended September 30, 2013, respectively, and tax benefit of $6,220 and tax provision of $883 for the three and nine months ended September 30, 2012, respectively)	12,182	(8,758)	24,393	4,685
Total other comprehensive income (loss)	28,906	5,851	28,096	(255)
Comprehensive income	124,541	46,412	232,968	118,603
Comprehensive (income) loss attributable to noncontrolling interests	(2,039)	(2,026)	1,443	476
Comprehensive income attributable to IAC shareholders	$122,502	$44,386	$234,411	$119,079
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2012	$58,126	$251	250,982	$16	16,157	$11,607,367	$(318,519)	$(32,169)	$(9,601,218)	$1,655,728	$51,907	$1,707,635
Net (loss) earnings for the nine months ended September 30, 2013	(4,039)	—	—	—	—	—	208,867	—	—	208,867	44	208,911
Other comprehensive income, net of tax	1,730	—	—	—	—	—	—	25,544	—	25,544	822	26,366
Non-cash compensation expense	—	—	—	—	—	38,305	—	—	—	38,305	543	38,848
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	—	—	—	—	1,653	—	—	2	1,655	—	1,655
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	26,329	—	—	—	26,329	—	26,329
Dividends	—	—	—	—	—	(57,624)	—	—	—	(57,624)	—	(57,624)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(133,263)	(133,263)	—	(133,263)
Purchase of redeemable noncontrolling interests	(56,498)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	33,038	—	—	—	—	(33,038)	—	—	—	(33,038)	—	(33,038)
Transfer from noncontrolling interests to redeemable noncontrolling interests	376	—	—	—	—	—	—	—	—	—	(376)	(376)
Other	46	—	—	—	—	2,553	—	—	—	2,553	—	2,553
Balance as of September 30, 2013	$32,779	$251	250,982	$16	16,157	$11,585,545	$(109,652)	$(6,625)	$(9,734,479)	$1,735,056	$52,940	$1,787,996
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$204,872	$118,858
Less: earnings (loss) from discontinued operations, net of tax	1,902	(6,581)
Earnings from continuing operations	202,970	125,439
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	38,848	65,258
Depreciation	44,541	37,490
Amortization of intangibles	45,247	18,058
Excess tax benefits from stock-based awards	(26,430)	(23,486)
Deferred income taxes	(5,939)	5,410
Equity in losses of unconsolidated affiliates	4,422	28,208
Acquisition-related contingent consideration fair value adjustment	6,339	—
Gain on sales of long-term investments	(18,141)	(1,876)
Gain on sales of assets	(14,755)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,810	(16,443)
Other current assets	(19,916)	(9,749)
Accounts payable and other current liabilities	(6,159)	18,700
Income taxes payable	48,136	52,965
Deferred revenue	(1,406)	10,575
Other, net	15,763	13,058
Net cash provided by operating activities attributable to continuing operations	324,330	323,607
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(39,457)	(377,123)
Capital expenditures	(64,114)	(32,363)
Proceeds from maturities and sales of marketable debt securities	12,502	79,353
Purchases of marketable debt securities	—	(47,902)
Proceeds from sales of long-term investments	42,286	12,744
Purchases of long-term investments	(26,605)	(10,031)
Other, net	8,904	(12,264)
Net cash used in investing activities attributable to continuing operations	(66,484)	(387,586)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(168,376)	(434,041)
Issuance of common stock, net of withholding taxes	6,456	320,070
Dividends	(58,882)	(43,695)
Excess tax benefits from stock-based awards	26,430	23,486
Purchase of noncontrolling interests	(55,561)	(4,891)
Principal payments on long-term debt	(15,844)	—
Other, net	(3,386)	195
Net cash used in financing activities attributable to continuing operations	(269,163)	(138,876)
Total cash used in continuing operations	(11,317)	(202,855)
Total cash provided by (used in) discontinued operations	2,257	(1,866)
Effect of exchange rate changes on cash and cash equivalents	735	2,347
Net decrease in cash and cash equivalents	(8,325)	(202,374)
Cash and cash equivalents at beginning of period	749,977	704,153
Cash and cash equivalents at end of period	$741,652	$501,779
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
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and nine months ended September 30, 2013, revenue earned from Google is $369.9 million and $1.2 billion, respectively. For the three and nine months ended September 30, 2012, revenue earned from Google is $357.2 million and $1.0 billion, respectively. This revenue is earned by the businesses

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $115.0 million at September 30, 2013 and $125.3 million at December 31, 2012.
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
For the three and nine months ended September 30, 2013, the Company recorded an income tax provision for continuing operations of $36.1 million and $101.3 million, respectively, which represents effective income tax rates of 28% and 33%, respectively. The effective rates for the three and nine months ended September 30, 2013 are lower than the statutory rate of 35% due primarily to the realization of certain beginning of the year deferred tax assets in the current period and foreign income taxed at lower rates, partially offset by state taxes. For the three and nine months ended September 30, 2012, the Company recorded an income tax provision for continuing operations of $27.6 million and $83.4 million, respectively, which represents effective income tax rates of 37% and 40%, respectively. The effective rate for the three months ended September 30, 2012 is higher than the statutory rate of 35% due primarily to state taxes and interest on reserves for tax contingencies, partially offset by foreign income taxed at lower rates. The effective rate for the nine months ended September 30, 2012 is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for tax contingencies, a valuation allowance on the deferred tax asset created by the News_Beast (formerly The Newsweek/DailyBeast Company) non-cash re-measurement charge related to our acquisition of a controlling interest, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on the beginning of the year deferred tax assets related to investments in unconsolidated affiliates.
On August 28, 2013, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 2001 through 2009. The statute of limitations for the years 2001 through 2009 is extended through June 30, 2014. The resolution of this IRS examination resulted in a net liability to the IRS of $7.1 million. At September 30, 2013 and December 31, 2012, unrecognized tax benefits, including interest, are $415.5 million and $496.8 million, respectively. Unrecognized tax benefits, including interest, at September 30, 2013 decreased by $81.3 million due principally to the settlement of the audit of the federal income tax returns for the years ended December 31, 2001 through 2009. The reduction of unrecognized tax benefits was substantially offset by a reduction of receivables related to the same period. Of the total unrecognized tax benefits at September 30, 2013, $401.0 million is included in "Income taxes payable," $14.0 million relates to deferred tax assets included in "Deferred income taxes" and $0.5 million is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Included in unrecognized tax benefits at September 30, 2013 is $47.9 million relating to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at September 30, 2013 are subsequently recognized, $119.6 million and $170.2 million, net of related deferred tax assets and interest, would reduce income tax expense for continuing operations and discontinued operations, respectively.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations and discontinued operations for the three months ended September 30, 2013 is a $0.5 million expense and a $1.4 million benefit, respectively, net of related deferred taxes, for

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

interest on unrecognized tax benefits. Included in the income tax provision for continuing operations and discontinued operations for the nine months ended September 30, 2013 is a $3.4 million and a $0.6 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2013 and December 31, 2012, the Company has accrued $125.3 million and $117.5 million, respectively, for the payment of interest. At September 30, 2013 and December 31, 2012, the Company has accrued $4.9 million and $5.0 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. Various jurisdictions are currently under examination, the most significant of which are France, California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonably possible that its unrecognized tax benefits could change within twelve months of the current reporting date. An estimate of changes in unrecognized tax benefits, while potentially significant, cannot be made.
NOTE 3—BUSINESS COMBINATIONS
Acquisition of Twoo
On January 4, 2013, Meetic S.A., a Match subsidiary, purchased all the outstanding shares of Massive Media NV, which operates Twoo, a social discovery website that allows its users to meet new people. The purchase price was $25.0 million in cash, plus potential additional consideration of up to €83.2 million (or $112.2 million using the September 30, 2013 exchange rate) that is contingent upon a combination of earnings performance and user growth through December 31, 2015. The fair value of the contingent consideration arrangement at the acquisition date was $40.8 million. See Note 5 for additional information related to the fair value measurement of the contingent consideration arrangement.
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
The unaudited pro forma financial information in the table below summarizes the combined results of IAC and The About Group as if the acquisition of The About Group had occurred on January 1, 2012. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 2012. For the three and nine months ended September 30, 2012, pro forma adjustments reflected below include an increase of $4.6 million and $14.1 million, respectively, in amortization of intangible assets.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands, except per share data)
Revenue	$740,086	$2,110,653
Net earnings attributable to IAC shareholders	$43,909	$125,722
Basic earnings per share attributable to IAC shareholders	$0.50	$1.47
Diluted earnings per share attributable to IAC shareholders	$0.46	$1.35
NOTE 4—MARKETABLE SECURITIES
At September 30, 2013, current available-for-sale marketable securities are as follows:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt security	$1,007	$8	$—	$1,015
Total debt security	1,007	8	—	1,015
Equity securities	7,927	17,398	—	25,325
Total marketable securities	$8,934	$17,406	$—	$26,340
The contractual maturity of the debt security classified as available-for-sale at September 30, 2013 is less than one year.
At December 31, 2012, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$13,608	$19	$—	$13,627
Total debt securities	13,608	19	—	13,627
Equity security	—	6,977	—	6,977
Total marketable securities	$13,608	$6,996	$—	$20,604
The net unrealized gains in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
At September 30, 2013 and December 31, 2012, there are no investments in current available-for-sale marketable securities that are in an unrealized loss position.
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$41,976	$40,570	$54,478	$88,347
Gross realized gains	17,977	241	17,977	2,039
Gross realized gains from the maturities and sales of available-for-sale marketable securities are included in "Other income, net" in the accompanying consolidated statement of operations.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2013
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$347,345	$—	$—	$347,345
Commercial paper	—	81,890	—	81,890
Time deposits	—	92,446	—	92,446
Marketable securities:
Corporate debt security	—	1,015	—	1,015
Equity securities	25,325	—	—	25,325
Long-term investments:
Auction rate security	—	—	9,300	9,300
Marketable equity securities	12,360	—	—	12,360
Total	$385,030	$175,351	$9,300	$569,681

Liabilities:
Contingent consideration arrangement	$—	$—	$(48,931)	$(48,931)

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
The cost basis of the Company's long-term marketable equity securities at September 30, 2013 is $8.8 million, with gross unrealized gains of $3.6 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The cost basis of the Company's long-term marketable equity securities at December 31, 2012 is $42.1 million, with a gross unrealized loss of $10.8 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2013		2012
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Security
	(In thousands)
Balance at July 1	$8,760	$(46,912)	$6,730
Total net gains (losses) (unrealized):
Included in earnings	—	(632)	—
Included in other comprehensive income (loss)	540	(1,387)	600
Balance at September 30	$9,300	$(48,931)	$7,330

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2013		2012
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Security	Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$8,100	$—	$5,870	$(10,000)
Total net gains (losses) (unrealized):
Included in earnings	—	(6,339)	—	—
Included in other comprehensive income (loss)	1,200	(1,755)	1,460	—
Fair value at date of acquisition	—	(40,837)	—	—
Settlements	—	—	—	10,000
Balance at September 30	$9,300	$(48,931)	$7,330	$—
There are no gains or losses included in earnings for the three and nine months ended September 30, 2012 relating to the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs.
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $0.7 million and $1.9 million at September 30, 2013 and December 31, 2012, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At September 30, 2013, the auction rate security is rated A-/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at September 30, 2013, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent Consideration Arrangement
The contingent consideration arrangement entered into in 2013 arose from the acquisition of Twoo (see Note 3 for additional information). The fair value of the contingent consideration arrangement was determined using a probability-weighted analysis, and reflects a discount rate of 15%, which captures the risks associated with the obligation. The probability-weighted analysis consists of the Company's multi-scenario forecasts of Twoo's earnings and the number of users of Twoo.com in accordance with the contingent consideration arrangement through December 31, 2015, and the Company's estimate of the probability of each scenario occurring. These multi-scenario forecasts and related probability assessments were based primarily on management's internal projections and strategic plans, with limited additional consideration given to growth trends of similarly situated businesses. The fair value of the contingent consideration arrangement is sensitive to changes in the discount rate and changes in the forecasts of earnings and website users. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at September 30, 2013 includes a current portion of $3.9 million and non-current portion of $45.0 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
The contingent consideration arrangement in 2012 related to OkCupid, acquired in January 2011.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At September 30, 2013 and December 31, 2012, the carrying values of the Company's investments accounted for under the cost method totaled $119.2 million and $113.8 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for possible impairment on a quarterly basis and determines the fair value if indicators of impairment are deemed to be present; the Company recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current maturities of long-term debt	$—	$—	$(15,844)	$(15,875)
Long-term debt, net of current maturities	(580,000)	(538,891)	(580,000)	(581,994)
The fair value of long-term debt, including current maturities, is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 6—LONG-TERM DEBT
The balance of long-term debt is comprised of:

	September 30, 2013	December 31, 2012
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"); interest payable each January 15 and July 15	$—	$15,844
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1	80,000	80,000
Total long-term debt	580,000	595,844
Less current maturities	—	(15,844)
Long-term debt, net of current maturities	$580,000	$580,000
On December 21, 2012, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022. The 2012 Senior Notes were issued at par. Certain domestic subsidiaries have unconditionally guaranteed the 2012 Senior Notes. See Note 12 for guarantor and non-guarantor financial information.
The indenture governing the 2012 Senior Notes contains covenants that would limit our ability to pay dividends or make other distributions and repurchase or redeem our stock in the event a default has occurred or we are not in compliance with the financial ratio set forth in the indenture. At September 30, 2013, there were no limitations pursuant thereto. There are additional covenants that limit our ability and the ability of our subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.
On December 21, 2012, the Company entered into a $300.0 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is currently 25 basis points. At September 30, 2013 and December 31, 2012, there were no outstanding borrowings under the revolving credit facility. IAC's obligation under the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

revolving credit facility is unconditionally guaranteed by certain domestic subsidiaries and is also secured by the stock of certain of our domestic and foreign subsidiaries.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended September 30, 2013
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1	$(37,302)	$5,115	$(32,187)
Other comprehensive income	13,976	16,899	30,875
Amounts reclassified from accumulated other comprehensive loss	—	(5,313)	(5,313)
Net current period other comprehensive income	13,976	11,586	25,562
Balance at September 30	$(23,326)	$16,701	$(6,625)

	Nine Months Ended September 30, 2013
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(25,073)	$(7,096)	$(32,169)
Other comprehensive income	1,747	19,691	21,438
Amounts reclassified from accumulated other comprehensive loss	—	4,106	4,106
Net current period other comprehensive income	1,747	23,797	25,544
Balance at September 30	$(23,326)	$16,701	$(6,625)
Unrealized gains, net of tax, reclassified out of accumulated other comprehensive loss related to the maturities and sales of available-for-sale securities are included in "Other income, net" in the accompanying consolidated statement of operations. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive loss into other (expense) income, net for the three and nine months ended September 30, 2012 were less than $0.1 million and $0.9 million, respectively.

NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$91,721	$91,721	$46,185	$46,185
Net loss attributable to noncontrolling interests	1,305	1,305	156	156
Earnings from continuing operations attributable to IAC shareholders	93,026	93,026	46,341	46,341
Earnings (loss) from discontinued operations attributable to IAC shareholders	3,914	3,914	(5,624)	(5,624)
Net earnings attributable to IAC shareholders	$96,940	$96,940	$40,717	$40,717

Denominator:
Weighted average basic shares outstanding	83,094	83,094	88,296	88,296
Dilutive securities including stock options and RSUs(a)(b)	—	2,978	—	6,394
Denominator for earnings per share—weighted average shares(a)(b)	83,094	86,072	88,296	94,690

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$1.12	$1.08	$0.52	$0.49
Discontinued operations	0.05	0.05	(0.06)	(0.06)
Earnings per share	$1.17	$1.13	$0.46	$0.43

	Nine Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$202,970	$202,970	$125,439	$125,439
Net loss (earnings) attributable to noncontrolling interests	3,995	3,995	(331)	(331)
Earnings from continuing operations attributable to IAC shareholders	206,965	206,965	125,108	125,108
Earnings (loss) from discontinued operations attributable to IAC shareholders	1,902	1,902	(6,581)	(6,581)
Net earnings attributable to IAC shareholders	$208,867	$208,867	$118,527	$118,527

Denominator:
Weighted average basic shares outstanding	83,636	83,636	85,766	85,766
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	3,032	—	7,026
Denominator for earnings per share—weighted average shares(a)(b)	83,636	86,668	85,766	92,792

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$2.47	$2.39	$1.46	$1.35
Discontinued operations	0.03	0.02	(0.08)	(0.07)
Earnings per share	$2.50	$2.41	$1.38	$1.28

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

____________________________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs"). As of May 8, 2012, there are no warrants outstanding. For the three and nine months ended September 30, 2013, approximately 0.3 million and 0.7 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2012, approximately 0.3 million and 0.7 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units ("PSUs") are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For the three and nine months ended September 30, 2013, approximately 0.1 million PSUs that are probable of vesting were excluded from the calculation of diluted earnings per share because the performance conditions had not been met. At September 30, 2012, there were approximately 2.3 million PSUs included in the calculation of diluted earnings per share, as their performance conditions had been met. For the three and nine months ended September 30, 2012, approximately 0.6 million PSUs that were probable of vesting were excluded from the calculation of diluted earnings per share because the performance conditions had not been met.

NOTE 9—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the "Other" reportable segment, do not meet the quantitative thresholds that require presentation as separate operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Search & Applications	$407,291	$370,227	$1,231,932	$1,062,187
Match	201,069	178,190	584,251	530,883
Local	62,805	84,314	222,484	245,938
Media	50,974	52,736	154,303	107,015
Other	35,085	29,064	106,135	89,899
Inter-segment elimination	(352)	(61)	(573)	(240)
Total	$756,872	$714,470	$2,298,532	$2,035,682

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Operating Income (Loss):
Search & Applications	$87,756	$69,036	$264,085	$216,593
Match	64,823	56,078	164,169	143,083
Local	9,853	7,343	2,492	22,802
Media	(8,475)	(13,178)	(21,331)	(27,152)
Other	(2,529)	(2,685)	(9,848)	(6,581)
Corporate	(29,424)	(38,561)	(86,316)	(110,471)
Total	$122,004	$78,033	$313,251	$238,274

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Operating Income Before Amortization:
Search & Applications	$94,647	$69,192	$284,303	$216,771
Match	68,447	59,980	182,358	159,953
Local	12,417	7,817	13,384	23,599
Media	(7,984)	(12,236)	(19,880)	(25,426)
Other	(1,880)	(2,259)	(7,797)	(5,412)
Corporate	(15,614)	(15,898)	(48,683)	(47,895)
Total	$150,033	$106,596	$403,685	$321,590

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Depreciation:
Search & Applications	$3,865	$3,343	$14,143	$10,019
Match	4,985	4,502	14,438	11,781
Local	1,346	2,463	6,399	7,739
Media	526	424	1,573	898
Other	360	286	1,010	787
Corporate	2,407	2,132	6,978	6,266
Total	$13,489	$13,150	$44,541	$37,490
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
United States	$527,675	$499,409	$1,594,169	$1,417,622
All other countries	229,197	215,061	704,363	618,060
Total	$756,872	$714,470	$2,298,532	$2,035,682

	September 30, 2013	December 31, 2012
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$268,725	$251,379
All other countries	21,745	19,133
Total	$290,470	$270,512

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

The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments:

	Three Months Ended September 30, 2013
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$94,647	$—	$(6,891)	$—	$87,756
Match	68,447	(336)	(2,656)	(632)	64,823
Local	12,417	—	(2,564)	—	9,853
Media	(7,984)	(219)	(272)	—	(8,475)
Other	(1,880)	—	(649)	—	(2,529)
Corporate	(15,614)	(13,810)	—	—	(29,424)
Total	$150,033	$(14,365)	$(13,032)	$(632)	$122,004

	Three Months Ended September 30, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$69,192	$(9)	$(147)	$69,036
Match	59,980	(560)	(3,342)	56,078
Local	7,817	—	(474)	7,343
Media	(12,236)	(62)	(880)	(13,178)
Other	(2,259)	(57)	(369)	(2,685)
Corporate	(15,898)	(22,663)	—	(38,561)
Total	$106,596	$(23,351)	$(5,212)	$78,033

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2013
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$284,303	$(3)	$(20,215)	$—	$264,085
Match	182,358	(542)	(11,308)	(6,339)	164,169
Local	13,384	—	(10,892)	—	2,492
Media	(19,880)	(637)	(814)	—	(21,331)
Other	(7,797)	(33)	(2,018)	—	(9,848)
Corporate	(48,683)	(37,633)	—	—	(86,316)
Total	$403,685	$(38,848)	$(45,247)	$(6,339)	$313,251

	Nine Months Ended September 30, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$216,771	$(26)	$(152)	$216,593
Match	159,953	(2,023)	(14,847)	143,083
Local	23,599	—	(797)	22,802
Media	(25,426)	(566)	(1,160)	(27,152)
Other	(5,412)	(67)	(1,102)	(6,581)
Corporate	(47,895)	(62,576)	—	(110,471)
Total	$321,590	$(65,258)	$(18,058)	$238,274
NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION
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
NOTE 12—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 for: IAC, on a stand-alone

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

Balance sheet at September 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$452,097	$—	$289,555	$—	$741,652
Marketable securities	15,445	—	10,895	—	26,340
Accounts receivable, net	19	129,189	80,741	—	209,949
Other current assets	43,317	68,415	41,229	(981)	151,980
Intercompany receivables	—	498,273	1,722,874	(2,221,147)	—
Property and equipment, net	4,088	217,650	68,732	—	290,470
Goodwill	—	1,179,888	492,817	—	1,672,705
Intangible assets, net	—	310,248	148,123	—	458,371
Investment in subsidiaries	4,510,043	697,685	—	(5,207,728)	—
Other non-current assets	87,167	20,647	150,354	(4,853)	253,315
Total assets	$5,112,176	$3,121,995	$3,005,320	$(7,434,709)	$3,804,782

Accounts payable, trade	$2,262	$39,414	$31,290	$—	$72,966
Other current liabilities	69,965	252,040	208,295	(1,715)	528,585
Long-term debt, net of current maturities	500,000	80,000	—	—	580,000
Income taxes payable	358,327	25,199	27,646	—	411,172
Intercompany liabilities	2,221,147	—	—	(2,221,147)	—
Other long-term liabilities	225,419	85,975	84,009	(4,119)	391,284
Redeemable noncontrolling interests	—	—	32,779	—	32,779
IAC shareholders' equity	1,735,056	2,639,367	2,568,361	(5,207,728)	1,735,056
Noncontrolling interests	—	—	52,940	—	52,940
Total liabilities and shareholders' equity	$5,112,176	$3,121,995	$3,005,320	$(7,434,709)	$3,804,782

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$519,972	$237,990	$(1,090)	$756,872
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	578	134,280	114,627	(629)	248,856
Selling and marketing expense	743	182,195	65,691	(347)	248,282
General and administrative expense	23,334	36,715	16,042	(114)	75,977
Product development expense	1,321	23,858	10,053	—	35,232
Depreciation	340	8,187	4,962	—	13,489
Amortization of intangibles	—	9,003	4,029	—	13,032
Total costs and expenses	26,316	394,238	215,404	(1,090)	634,868
Operating (loss) income	(26,316)	125,734	22,586	—	122,004
Equity in earnings (losses) of unconsolidated affiliates	95,701	19,670	(56)	(118,568)	(3,253)
Interest expense	(6,520)	(1,061)	(42)	—	(7,623)
Other income (expense), net	20,882	(9,813)	5,650	—	16,719
Earnings from continuing operations before income taxes	83,747	134,530	28,138	(118,568)	127,847
Income tax benefit (provision)	9,279	(40,929)	(4,476)	—	(36,126)
Earnings from continuing operations	93,026	93,601	23,662	(118,568)	91,721
Earnings from discontinued operations, net of tax	3,914	—	3	(3)	3,914
Net earnings	96,940	93,601	23,665	(118,571)	95,635
Net loss attributable to noncontrolling interests	—	—	1,305	—	1,305
Net earnings attributable to IAC shareholders	$96,940	$93,601	$24,970	$(118,571)	$96,940
Comprehensive income attributable to IAC shareholders	$122,502	$94,037	$37,401	$(131,438)	$122,502

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$495,065	$220,943	$(1,538)	$714,470
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,347	143,348	118,908	(1,328)	262,275
Selling and marketing expense	1,250	177,896	56,195	(211)	235,130
General and administrative expense	31,539	37,769	23,765	1	93,074
Product development expense	1,486	18,107	8,003	—	27,596
Depreciation	203	8,508	4,439	—	13,150
Amortization of intangibles	—	468	4,744	—	5,212
Total costs and expenses	35,825	386,096	216,054	(1,538)	636,437
Operating (loss) income	(35,825)	108,969	4,889	—	78,033
Equity in (losses) earnings of unconsolidated affiliates	(9,808)	10,572	(3,062)	(1,000)	(3,298)
Interest expense	(277)	(1,063)	(51)	—	(1,391)
Other income (expense), net	205,214	(578)	(204,189)	—	447
Earnings (loss) from continuing operations before income taxes	159,304	117,900	(202,413)	(1,000)	73,791
Income tax (provision) benefit	(112,963)	(35,809)	121,166	—	(27,606)
Earnings (loss) from continuing operations	46,341	82,091	(81,247)	(1,000)	46,185
(Loss) earnings from discontinued operations, net of tax	(5,624)	—	598	(598)	(5,624)
Net earnings (loss)	40,717	82,091	(80,649)	(1,598)	40,561
Net loss attributable to noncontrolling interests	—	146	10	—	156
Net earnings (loss) attributable to IAC shareholders	$40,717	$82,237	$(80,639)	$(1,598)	$40,717
Comprehensive income (loss)attributable to IAC shareholders	$44,386	$82,188	$(68,147)	$(14,041)	$44,386

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,589,162	$712,656	$(3,286)	$2,298,532
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,804	444,655	333,476	(2,408)	777,527
Selling and marketing expense	1,884	540,405	196,816	(756)	738,349
General and administrative expense	69,161	120,882	85,295	(122)	275,216
Product development expense	3,087	69,956	31,358	—	104,401
Depreciation	1,051	28,568	14,922	—	44,541
Amortization of intangibles	—	30,070	15,177	—	45,247
Total costs and expenses	76,987	1,234,536	677,044	(3,286)	1,985,281
Operating (loss) income	(76,987)	354,626	35,612	—	313,251
Equity in earnings (losses) of unconsolidated affiliates	286,178	30,981	(279)	(321,302)	(4,422)
Interest expense	(19,592)	(3,204)	(148)	—	(22,944)
Other (expense) income, net	(31,457)	(38,170)	88,000	—	18,373
Earnings from continuing operations before income taxes	158,142	344,233	123,185	(321,302)	304,258
Income tax benefit (provision)	48,823	(116,383)	(33,728)	—	(101,288)
Earnings from continuing operations	206,965	227,850	89,457	(321,302)	202,970
Earnings from discontinued operations, net of tax	1,902	—	14	(14)	1,902
Net earnings	208,867	227,850	89,471	(321,316)	204,872
Net loss attributable to noncontrolling interests	—	412	3,583	—	3,995
Net earnings attributable to IAC shareholders	$208,867	$228,262	$93,054	$(321,316)	$208,867
Comprehensive income attributable to IAC shareholders	$234,411	$228,560	$83,895	$(312,455)	$234,411

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,428,316	$611,954	$(4,588)	$2,035,682
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	4,040	422,193	300,297	(3,651)	722,879
Selling and marketing expense	3,022	497,647	165,453	(954)	665,168
General and administrative expense	89,599	108,886	72,683	17	271,185
Product development expense	4,309	57,072	21,247	—	82,628
Depreciation	495	26,151	10,844	—	37,490
Amortization of intangibles	—	1,694	16,364	—	18,058
Total costs and expenses	101,465	1,113,643	586,888	(4,588)	1,797,408
Operating (loss) income	(101,465)	314,673	25,066	—	238,274
Equity in earnings (losses) of unconsolidated affiliates	196,390	28,757	(25,774)	(227,581)	(28,208)
Interest expense	(832)	(3,193)	(77)	—	(4,102)
Other (expense) income, net	(3,350)	(2,369)	8,554	—	2,835
Earnings from continuing operations before income taxes	90,743	337,868	7,769	(227,581)	208,799
Income tax benefit (provision)	34,365	(110,884)	(6,841)	—	(83,360)
Earnings from continuing operations	125,108	226,984	928	(227,581)	125,439
(Loss) earnings from discontinued operations, net of tax	(6,581)	—	856	(856)	(6,581)
Net earnings	118,527	226,984	1,784	(228,437)	118,858
Net loss (earnings) attributable to noncontrolling interests	—	183	(514)		(331)
Net earnings attributable to IAC shareholders	$118,527	$227,167	$1,270	$(228,437)	$118,527
Comprehensive income (loss)attributable to IAC shareholders	$119,079	$226,908	$(2,587)	$(224,321)	$119,079

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(55,102)	$392,407	$(12,975)	$—	$324,330
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,084)	(33,373)	—	(39,457)
Capital expenditures	(742)	(52,098)	(11,274)	—	(64,114)
Proceeds from maturities and sales of marketable debt securities	12,502	—	—	—	12,502
Proceeds from sales of long-term investments	41,976	—	310	—	42,286
Purchases of long-term investments	(17,362)	—	(9,243)	—	(26,605)
Other, net	—	(1,717)	10,621	—	8,904
Net cash provided by (used in) investing activities attributable to continuing operations	36,374	(59,899)	(42,959)	—	(66,484)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(168,376)	—	—	—	(168,376)
Issuance of common stock, net of withholding taxes	6,456	—	—	—	6,456
Dividends	(58,882)	—	—	—	(58,882)
Excess tax benefits from stock-based awards	26,430	—	—	—	26,430
Purchase of noncontrolling interests	—	—	(55,561)	—	(55,561)
Principal payments on long-term debt	(15,844)	—	—	—	(15,844)
Intercompany	178,663	(331,295)	152,632	—	—
Other, net	(951)	(1,225)	(1,210)	—	(3,386)
Net cash (used in) provided by financing activities attributable to continuing operations	(32,504)	(332,520)	95,861	—	(269,163)
Total cash (used in) provided by continuing operations	(51,232)	(12)	39,927	—	(11,317)
Total cash provided by discontinued operations	2,254	—	3	—	2,257
Effect of exchange rate changes on cash and cash equivalents	—	12	723	—	735
Net (decrease) increase in cash and cash equivalents	(48,978)	—	40,653	—	(8,325)
Cash and cash equivalents at beginning of period	501,075	—	248,902	—	749,977
Cash and cash equivalents at end of period	$452,097	$—	$289,555	$—	$741,652

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(25,409)	$337,883	$11,133	$—	$323,607
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(341,906)	(35,217)	—	(377,123)
Capital expenditures	(805)	(20,295)	(11,263)	—	(32,363)
Proceeds from maturities and sales of marketable debt securities	79,353	—	—	—	79,353
Purchases of marketable debt securities	(47,902)	—	—	—	(47,902)
Proceeds from sales of long-term investments	12,744	—	—	—	12,744
Purchases of long-term investments	(2,588)	(724)	(6,719)	—	(10,031)
Other, net	(350)	117	(12,031)	—	(12,264)
Net cash provided by (used in) investing activities attributable to continuing operations	40,452	(362,808)	(65,230)	—	(387,586)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(434,041)	—	—	—	(434,041)
Issuance of common stock, net of withholding taxes	320,070	—	—	—	320,070
Dividends	(43,695)	—	—	—	(43,695)
Excess tax benefits from stock-based awards	18,594	4,892	—	—	23,486
Purchase of noncontrolling interests	(1,937)	—	(2,954)	—	(4,891)
Intercompany	(153,633)	20,052	133,581	—	—
Other, net	—	—	195	—	195
Net cash (used in) provided by financing activities attributable to continuing operations	(294,642)	24,944	130,822	—	(138,876)
Total cash (used in) provided by continuing operations	(279,599)	19	76,725	—	(202,855)
Total cash provided by (used in) discontinued operations	2,576	—	(4,442)	—	(1,866)
Effect of exchange rate changes on cash and cash equivalents	—	(19)	2,366	—	2,347
Net (decrease) increase in cash and cash equivalents	(277,023)	—	74,649	—	(202,374)
Cash and cash equivalents at beginning of period	545,222	—	158,931	—	704,153
Cash and cash equivalents at end of period	$268,199	$—	$233,580	$—	$501,779

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

Results of Operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	$ Change	% Change	2012	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$407,291	$37,064	10%	$370,227	$1,231,932	$169,745	16%	$1,062,187
Match	201,069	22,879	13%	178,190	584,251	53,368	10%	530,883
Local	62,805	(21,509)	(26)%	84,314	222,484	(23,454)	(10)%	245,938
Media	50,974	(1,762)	(3)%	52,736	154,303	47,288	44%	107,015
Other	35,085	6,021	21%	29,064	106,135	16,236	18%	89,899
Inter-segment elimination	(352)	(291)	(482)%	(61)	(573)	(333)	(139)%	(240)
Total	$756,872	$42,402	6%	$714,470	$2,298,532	$262,850	13%	$2,035,682

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Search & Applications revenue increased 10% to $407.3 million, reflecting growth from Websites (which includes Ask.com, About.com, CityGrid Media and Dictionary.com) and Applications (which includes our direct to consumer downloadable applications business (B2C) and our partnership operations (B2B), as well as our Ask.com and Dictionary.com downloadable applications). Websites revenue grew 17% to $214.9 million, reflecting the contribution from The About Group, acquired September 24, 2012, which had revenue of $33.7 million, and CityGrid Media, which has been moved from the Local segment and included in the Search & Applications segment, effective July 1, 2013, following its reorganization in the second quarter of 2013. Applications revenue increased modestly to $192.4 million.

Match revenue increased 13% to $201.1 million driven by increases from Core, Meetic and Developing subscribers of 9%, 9% and 99%, respectively. Core revenue (which consists of Match.com in the U.S., Chemistry and People Media), Meetic revenue and Developing revenue (which includes OkCupid, DateHookup, Twoo and Match's international operations, excluding Meetic) increased 7% to $118.8 million; 11% to $56.3 million; and 58% to $26.0 million, respectively. Developing revenue further benefited from the contribution of Twoo, which was acquired January 4, 2013.

Local revenue decreased 26% to $62.8 million due to the move of CityGrid Media, from the Local segment to the Search & Applications segment, effective July 1, 2013, following its reorganization in the second quarter of 2013, partially offset by Felix, a pay-per-call advertising service acquired August 20, 2012, which is not in the full prior year period.

Media revenue decreased 3% to $51.0 million reflecting the impact from the closure of the Newsweek print business in December 2012, partially offset by strong growth from Electus and Vimeo.

Other revenue increased 21% to $35.1 million primarily due to the contribution from Tutor.com, an online tutoring solution which was acquired December 14, 2012, and increased sales at Shoebuy.

A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended September 30, 2013 and 2012, revenue earned from Google was $369.9 million and $357.2 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Search & Applications revenue increased 16% to $1.2 billion, reflecting strong growth from both Websites and Applications. Websites revenue grew 18% to $607.5 million, reflecting the $101.8 million contribution from The About Group, acquired September 24, 2012. Applications revenue grew 14% to $624.5 million, driven by increased contributions from existing and new B2C products and B2B partners.

Match revenue increased 10% to $584.3 million driven by the increases in subscribers as described above in the three month discussion. Core revenue, Meetic revenue and Developing revenue increased 6% to $348.6 million; 9% to $166.1 million; and 40% to $69.6 million, respectively. Meetic revenue in 2012 of $152.2 million was negatively impacted by the write-off of $5.2 million of deferred revenue in connection with its acquisition.

Local revenue decreased 10% to $222.5 million, primarily reflecting the move of CityGrid Media to the Search & Applications segment and a decline from HomeAdvisor, partially offset by the contribution of Felix. HomeAdvisor domestic revenue was negatively impacted by a 12% decrease in accepted service requests due primarily to its domain name change.

Media revenue increased 44% to $154.3 million primarily due to strong growth from Electus and Vimeo.

Other revenue increased 18% to $106.1 million primarily due to the factors described above in the three months discussion.

For the nine months ended September 30, 2013 and 2012, revenue earned from Google was $1.2 billion and $1.0 billion, respectively.

Cost of revenue

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Cost of revenue	$248,856	$(13,419)	(5)%	$262,275
As a percentage of revenue	33%			37%

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

Cost of revenue in 2013 decreased from 2012 primarily due to decreases of $12.8 million from Local and $6.1 million from Media, partially offset by an increase of $3.7 million from Other. The decrease in cost of revenue from Local is due to the move of CityGrid Media to the Search & Applications segment, effective July 1, 2013. Cost of revenue from Media decreased primarily due to reduced expenses related to the transition of Newsweek to a digital only publication in January 2013 (and was subsequently sold in August 2013), partially offset by increased production costs at Electus related to the increase in its revenue and the write-off of certain capitalized production costs at College Humor. The increase in cost of revenue from Other is due to an increase in the cost of products sold at Shoebuy resulting from increased sales and Tutor.com, which was acquired December 14, 2012.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Cost of revenue	$777,527	$54,648	8%	$722,879
As a percentage of revenue	34%			36%

Cost of revenue in 2013 increased from 2012 primarily due to increases of $36.2 million from Search & Applications, $20.5 million from Media and $11.3 million from Other, partially offset by a decrease of $13.4 million from Local. The increase in cost of revenue from Search & Applications was primarily due to an increase of $17.2 million in traffic acquisition costs driven by increased revenue from our B2B operations and the inclusion of CityGrid Media in the Search & Applications segment, effective July 1, 2013. Further impacting cost of revenue at Search & Applications is an increase in content acquisition costs due to the acquisition of The About Group. As a percentage of revenue, traffic acquisition costs at Search & Applications decreased compared to the prior year due to an increase in the proportion of revenue from Websites which resulted from the acquisition of The About Group. Cost of revenue from Media increased primarily due to increased production costs at Electus, partially offset by decreased expenses related to Newsweek. The increase from Other and the decrease from Local are primarily due to the factors described above in the three months discussion.

Selling and marketing expense

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$248,282	$13,152	6%	$235,130
As a percentage of revenue	33%			33%

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

Selling and marketing expense in 2013 increased from 2012 primarily due to increases of $8.8 million from Match, $3.1 million from Media and $2.2 million from Search & Applications. The increase in selling and marketing expense from Match is primarily due to increases of $5.8 million and $2.4 million in advertising and promotional expenditures and compensation and other employee-related costs, respectively. The increase in compensation and other employee-related costs is primarily due to an increase in headcount at Meetic. Selling and marketing expense at Media increased primarily due to an increase of $1.4 million in online marketing spend at Vimeo. The increase in selling and marketing expense from Search & Applications is primarily due to the inclusion of The About Group, which was acquired on September 24, 2012, and an increase of $2.8 million in compensation and other employee-related costs, partially offset by a decrease in both online and offline marketing spend at Ask.com.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$738,349	$73,181	11%	$665,168
As a percentage of revenue	32%			33%

Selling and marketing expense in 2013 increased from 2012 primarily due to increases of $36.5 million from Search & Applications, $20.6 million from Match, $8.6 million from Media and $6.4 million from Local. The increase from Search & Applications is primarily due to increases of $22.9 million and $11.2 million in online marketing spend and compensation and other employee-related costs, respectively. The increase in online marketing from Search & Applications is primarily related to new B2C downloadable applications and the inclusion of The About Group, which was acquired on September 24, 2012. Selling and marketing expense from Match and Media increased primarily due to the factors described above in the three month discussion. The increase from Local is primarily due to an increase of $11.1 million in advertising and promotional expenses, partially offset by a decrease of $3.6 million in compensation and other employee-related costs. The increase in advertising and promotional expenses from Local is due to $6.9 million in marketing spend primarily related to the re-branding of the HomeAdvisor domain name and the inclusion of Felix, which is not in the full prior year period. The decrease in compensation and other employee-related costs at Local is primarily due to staff reductions associated with the CityGrid Media reorganization that took place in the second quarter of 2013.

General and administrative expense

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
General and administrative expense	$75,977	$(17,097)	(18)%	$93,074
As a percentage of revenue	10%			13%

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

General and administrative expense in 2013 decreased from 2012 primarily due to decreases of $10.9 million from Local, $8.0 million from Corporate and $4.5 million from Media, partially offset by increases of $2.9 million from Match and $2.6 million from Search & Applications. The decrease in general and administrative expense from Local is primarily due to the inclusion of an $8.4 million gain on the sale of Rezbook assets in July 2013. General and administrative expense from Corporate decreased primarily due to a decrease of $7.4 million in non-cash compensation expense related primarily to the vesting of certain awards. The decrease in general and administrative expense from Media is primarily due to the inclusion of a $6.3 million gain related to the sale of Newsweek in August 2013. The increase in general and administrative expense from Match is primarily due to an increase in compensation and other employee-related costs due in part to recent acquisitions. General and administrative expense from Search & Applications increased primarily due to the inclusion of The About Group, which was acquired on September 24, 2012.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
General and administrative expense	$275,216	$4,031	1%	$271,185
As a percentage of revenue	12%			13%

General and administrative expense in 2013 increased from 2012 primarily due to increases of $9.2 million from Search & Applications, $7.4 million from Media and $7.2 million from Match, partially offset by a decrease of $20.3 million from Corporate. The increase in general and administrative expense from Search & Applications and the decrease from Corporate are primarily due to the factors described above in the three month discussion. Non-cash compensation expense from Corporate was further impacted by an increase in the number of awards forfeited as compared to the prior year. The increase in general and administrative expense from Media resulted from the inclusion of News_Beast, which was consolidated beginning June 1, 2012, and increases in compensation and other employee-related costs at Electus and Vimeo, partially offset by a $6.3 million gain related to the sale of Newsweek in August 2013. General and administrative expense from Match increased primarily due to $6.3 million in acquisition-related contingent consideration fair value adjustments that arose from the acquisition of Twoo in the first quarter of 2013.

Product development expense

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Product development expense	$35,232	$7,636	28%	$27,596
As a percentage of revenue	5%			4%

Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

Product development expense in 2013 increased from 2012 primarily due to an increase of $5.3 million from Search & Applications. The increase in product development expense from Search & Applications is primarily due to an increase in compensation and other employee-related costs associated with the inclusion of The About Group, which was acquired on September 24, 2012, and an increase in headcount related to new B2C products.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Product development expense	$104,401	$21,773	26%	$82,628
As a percentage of revenue	5%			4%

Product development expense in 2013 increased from 2012 primarily due to increases of $16.2 million from Search & Applications and $4.6 million from Media. The increase in product development expense from Search & Applications is primarily due to the factors described above in the three month discussion. Product development expense from Media increased primarily due to News_Beast, which was consolidated beginning June 1, 2012.

Depreciation

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Depreciation	$13,489	$339	3%	$13,150
As a percentage of revenue	2%			2%

Depreciation in 2013 increased from 2012 resulting from the incremental depreciation associated with capital expenditures made subsequent to the third quarter of 2012 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Depreciation	$44,541	$7,051	19%	$37,490
As a percentage of revenue	2%			2%

Depreciation in 2013 increased from 2012 primarily due to the factors described above in the three month discussion and the write-off of $2.7 million in capitalized software costs at The About Group during the second quarter of 2013 primarily related to projects that commenced prior to its acquisition.

Operating Income Before Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	$ Change	% Change	2012	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$94,647	$25,455	37%	$69,192	$284,303	$67,532	31%	$216,771
Match	68,447	8,467	14%	59,980	182,358	22,405	14%	159,953
Local	12,417	4,600	59%	7,817	13,384	(10,215)	(43)%	23,599
Media	(7,984)	4,252	35%	(12,236)	(19,880)	5,546	22%	(25,426)
Other	(1,880)	379	17%	(2,259)	(7,797)	(2,385)	(44)%	(5,412)
Corporate	(15,614)	284	2%	(15,898)	(48,683)	(788)	(2)%	(47,895)
Total	$150,033	$43,437	41%	$106,596	$403,685	$82,095	26%	$321,590

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Search & Applications Operating Income Before Amortization increased 37% to $94.6 million, benefiting from the higher revenue noted above, partially offset by increases of $5.3 million in product development expense, $2.6 million in general and administrative expense and $2.2 million in selling and marketing expense. The increase in both product development expense and general and administrative expense is primarily due to an increase in compensation and other employee-related costs related to the inclusion of The About Group. Product development expense was also impacted by an increase in headcount related to new B2C products. The increase in selling and marketing expense is driven by the inclusion of The About Group, which was acquired on September 24, 2012, and an increase of $2.8 million in compensation and other employee-related costs, partially offset by a decrease in both online and offline marketing spend at Ask.com.

Match Operating Income Before Amortization increased 14% to $68.4 million, primarily due to the higher revenue noted above and operating expense leverage.

Local Operating Income Before Amortization increased 59% to $12.4 million primarily due to the inclusion of the $8.4 million gain on the sale of Rezbook assets in July 2013.

Media Operating Income Before Amortization loss decreased 35% to a loss of $8.0 million primarily due to the inclusion of a $6.3 million gain related to the sale of Newsweek in August 2013.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Search & Applications Operating Income Before Amortization increased 31% to $284.3 million, benefiting from the higher revenue noted above, partially offset by increases of $36.5 million in selling and marketing expense, $36.2 million in cost of revenue, $16.2 million in product development expense and $9.2 million in general and administrative expense. The increase in selling and marketing expense is primarily due to new B2C downloadable applications and the inclusion of The About Group, which was acquired on September 24, 2012. The increase in costs of revenue is primarily due to an increase in traffic acquisition costs driven by increased revenue from our B2B operations and the inclusion of CityGrid Media in the Search & Applications segment, effective July 1, 2013 and an increase in content acquisition costs due to the acquisition of The About Group. The increase in both product development expense and general and administrative expense is primarily due to the factors described above in the three month discussion. Search & Applications Operating Income Before Amortization was further impacted in the current year by the write-off of $2.7 million in capitalized software costs at The About Group primarily related to projects that commenced prior to its acquisition.

Match Operating Income Before Amortization increased 14% to $182.4 million due to the factors described above in the three month discussion.

Local Operating Income Before Amortization decreased 43% to $13.4 million reflecting the decrease in revenue noted above and an increase of $6.4 million in selling and marketing expense and $4.2 million in employee termination costs associated with the CityGrid Media reorganization that took place in the second quarter of 2013. The increase in selling and marketing expense is primarily due to marketing costs related to the re-branding of the HomeAdvisor domain name and the inclusion of Felix, which is not in the full prior year period. Partially offsetting the decrease in Operating Income Before Amortization is the inclusion of the $8.4 million Rezbook gain described above in the three month discussion.

Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	$ Change	% Change	2012	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$87,756	$18,720	27%	$69,036	$264,085	$47,492	22%	$216,593
Match	64,823	8,745	16%	56,078	164,169	21,086	15%	143,083
Local	9,853	2,510	34%	7,343	2,492	(20,310)	(89)%	22,802
Media	(8,475)	4,703	36%	(13,178)	(21,331)	5,821	21%	(27,152)
Other	(2,529)	156	6%	(2,685)	(9,848)	(3,267)	(50)%	(6,581)
Corporate	(29,424)	9,137	24%	(38,561)	(86,316)	24,155	22%	(110,471)
Total	$122,004	$43,971	56%	$78,033	$313,251	$74,977	31%	$238,274

Refer to Note 9 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Operating income in 2013 increased from 2012 primarily due to the increase of $43.4 million in Operating Income Before Amortization described above and a decrease of $9.0 million in non-cash compensation expense, partially offset by increases of $7.8 million in amortization of intangibles and $0.6 million in acquisition-related contingent consideration fair value adjustments. The decrease in non-cash compensation expense is primarily a result of the vesting of certain awards. The increase in amortization of intangibles is primarily related to the acquisition of The About Group. The acquisition-related contingent consideration fair value adjustment arose from the acquisition of Twoo in the first quarter of 2013.

At September 30, 2013, there was $95.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Operating income in 2013 increased from 2012 primarily due to the increase of $82.1 million in Operating Income Before Amortization described above and a decrease of $26.4 million in non-cash compensation expense, partially offset by increases of $27.2 million in amortization of intangibles and $6.3 million in acquisition-related contingent consideration fair value adjustments. The decrease in non-cash compensation expense and increases in amortization of intangibles and acquisition-related contingent consideration fair value adjustments are due to the factors described above in the three month discussion. Non-cash compensation expense during 2013 also reflects an increase in the number of awards forfeited as compared to the prior year. Amortization of intangibles was further impacted in 2013 by a $3.4 million impairment charge associated with an indefinite-lived intangible asset related to the CityGrid Media restructuring in the second quarter of 2013.

Equity in losses of unconsolidated affiliates

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(3,253)	$45	1%	$(3,298)

Equity in losses of unconsolidated affiliates in 2013 decreased from 2012 due to reduced losses associated with our equity method investments.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(4,422)	$23,786	84%	$(28,208)

Equity in losses of unconsolidated affiliates in 2013 decreased from 2012 primarily due to the inclusion in 2012 of a pre-tax non-cash charge of $21.6 million related to the re-measurement of the carrying value of our investment in News_Beast to fair value in connection with our acquisition of a controlling interest in May 2012.

Interest expense
For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Interest expense	$(7,623)	$(6,232)	448%	$(1,391)
Interest expense in 2013 increased from 2012 primarily due to the issuance of $500.0 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Interest expense	$(22,944)	$(18,842)	459%	$(4,102)
Interest expense in 2013 increased from 2012 primarily due to the factor described above in the three month discussion.

Other income, net

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Other income, net	$16,719	$16,272	3,640%	$447
Other income, net in 2013 increased from 2012 primarily due to an $18.0 million pre-tax gain related to the sale of certain marketable equity securities.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Other income, net	$18,373	$15,538	548%	$2,835
Other income, net in 2013 increased from 2012 primarily due to the factor described above in the three month discussion.

Income tax provision

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Income tax provision	$(36,126)	NM	NM	$(27,606)

In 2013, the Company recorded an income tax provision for continuing operations of $36.1 million, which represents an effective income tax rate of 28%. The 2013 effective rate is lower than the statutory rate of 35% due primarily to the realization of certain beginning of the year deferred tax assets in the current period and foreign income taxed at lower rates, partially offset by state taxes. In 2012, the Company recorded an income tax provision for continuing operations of $27.6 million, which represents an effective income tax rate of 37%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to state taxes and interest on reserves for tax contingencies, partially offset by foreign income taxed at lower rates.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

	Nine Months Ended September 30,
	2013	$ Change	% Change	2012
	(Dollars in thousands)
Income tax provision	$(101,288)	NM	NM	$(83,360)

In 2013, the Company recorded an income tax provision for continuing operations of $101.3 million, which represents an effective income tax rate of 33%. The 2013 effective rate is lower than the statutory rate of 35% due primarily to the realization of certain beginning of the year deferred tax assets in the current period and foreign income taxed at lower rates, partially offset by state taxes. In 2012, the Company recorded an income tax provision for continuing operations of $83.4 million, which represents an effective income tax rate of 40%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for tax contingencies, a valuation allowance on the deferred tax asset created by the News_Beast non-cash re-measurement charge related to our acquisition of a controlling interest, and state taxes, partially offset by foreign income taxed at lower rates and a net decrease in the valuation allowance on the beginning of the year deferred tax assets related to investments in unconsolidated affiliates.

On August 28, 2013 the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 2001 through 2009. The statute of limitations for the years 2001 through 2009 is extended through June 30, 2014. The resolution of this IRS examination resulted in a net liability to the IRS of $7.1 million. At September 30, 2013 and December 31, 2012, the Company has unrecognized tax benefits of $290.3 million and $379.3 million, respectively. Unrecognized tax benefits at September 30, 2013 decreased $89.0 million from December 31, 2012 due principally to the settlement of the audit of the federal income tax returns for the years ended December 31, 2001 through 2009. The reduction of unrecognized tax benefits was substantially offset by a reduction of receivables related to the same period. The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the three months ended September 30, 2013 is a $0.5 million expense and a $1.4 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in the income tax provision for continuing operations and discontinued operations for the nine months ended September 30, 2013 is a $3.4 million and a $0.6 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2013 and December 31, 2012, the Company has accrued $125.3 million and $117.5 million, respectively, for the payment of interest. At September 30, 2013 and December 31, 2012, the Company has accrued $4.9 million and $5.0 million, respectively, for penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. Various jurisdictions are currently under examination, the most significant of which are France, California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known. The Company believes that it is reasonable possible that its unrecognized tax benefits could change within twelve months of the current reporting date. An estimate of changes in unrecognized tax benefits, while potentially significant, cannot be made.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had $741.7 million of cash and cash equivalents, $26.3 million of marketable securities, and $580.0 million of long-term debt. Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of time deposits and AAA rated money market funds. Marketable securities consist of equity securities and a short-to-intermediate-term debt security issued by an investment grade Corporate issuer. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations or satisfy other cash requirements as needed. From time to time, the Company may invest in marketable equity securities as part of its investment strategy. Long-term debt is comprised of $500.0 million in 2012 Senior Notes due December 15, 2022 and $80.0 million in Liberty Bonds due September 1, 2035.

At September 30, 2013, $282.6 million of the $741.7 million of cash and cash equivalents was held by the Company's foreign subsidiaries. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes and we have not provided for any such tax. However, the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.

In summary, the Company's cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$324,330	$323,607
Net cash used in investing activities	(66,484)	(387,586)
Net cash used in financing activities	(269,163)	(138,876)

Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, excess tax benefits from stock-based awards, deferred income taxes, asset impairment charges, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, gain on sales of long-term investments, gain on sales of assets and the effect of changes in working capital activities. Net cash provided by operating activities attributable to continuing operations in 2013 was $324.3 million and consists of earnings from continuing operations of $203.0 million, adjustments for non-cash items of $89.9 million and cash provided by working capital activities of $31.5 million. Adjustments for non-cash items primarily consists of $45.2 million of amortization of intangibles, $44.5 million of depreciation, $38.8 million of non-cash compensation expense, partially offset by $26.4 million of excess tax benefits from stock-based awards, $18.1 million of gain on sales of long-term investments and $14.8 million of gain on sales of assets. The increase in cash from changes in working capital activities primarily consists of an increase in income taxes payable of $48.1 million and a decrease in accounts receivable of $10.8 million, partially offset by an increase of $19.9 million in other current assets and a decrease of $6.2 million in accounts payable and other current liabilities. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The decrease in accounts receivable is primarily due to a $15.9 million decrease in accounts receivable related to Newsweek's transition to a digital only publication and our services agreement with Google; the related receivable from Google was $115.0 million and $125.3 million at September 30, 2013 and December 31, 2012, respectively. These decreases were partially offset by an increase in accounts receivable at Electus due to higher revenue. The increase in other current assets is primarily due to an increase in short-term and long-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced. The decrease in accounts payable and other current liabilities is due primarily to a decrease at Search & Applications relating to timing of VAT payments and the timing and magnitude of revenue share and marketing payments, as well as the transition of Newsweek to a digital only publication. These decreases were partially offset by an increase relating to timing of bonus payments.

Net cash used in investing activities attributable to continuing operations in 2013 of $66.5 million includes cash consideration used in acquisitions and investments of $66.1 million, which includes the acquisition of Twoo, and capital expenditures of $64.1 million, which includes $23.6 million related to the purchase of a 50% ownership interest in an aircraft, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $54.8 million.

Net cash used in financing activities attributable to continuing operations in 2013 of $269.2 million includes $168.4 million for the repurchase of 2.9 million shares of common stock at an average price of $46.27 per share, $58.9 million related to the payment of cash dividends to IAC shareholders, $55.6 million for the purchase of noncontrolling interests in Meetic and a subsidiary of HomeAdvisor, and $15.8 million for the payment of our 2002 Senior Notes, which were due January 15, 2013, partially offset by excess tax benefits from stock-based awards of $26.4 million.

Net cash provided by operating activities attributable to continuing operations in 2012 was $323.6 million and consists of earnings from continuing operations of $125.4 million, adjustments for non-cash items of $142.1 million and cash provided by working capital activities of $56.0 million. Adjustments for non-cash items primarily consists of $65.3 million of non-cash compensation expense, $37.5 million of depreciation, $28.2 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $21.6 million to re-measure the carrying value of our investment in News_Beast to fair value in connection with our acquisition of a controlling interest in May 2012 and $18.1 million of amortization of intangibles, partially offset by $23.5 million of excess tax benefits from stock-based awards. The increase in cash from changes in working capital activities primarily consists of an increase in income taxes payable of $53.0 million, an increase in accounts payable and other current liabilities of $18.7 million and an increase in deferred revenue of $10.6 million, partially offset by an increase of $16.4 million in accounts receivable and an increase of $9.7 million in other current assets. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued advertising expense and an increase in accrued revenue share expense, partially offset by a decrease in accrued employee compensation and benefits and a decrease in amounts payable to suppliers at our Shoebuy business. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Search & Applications. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search & Applications. The decrease in accrued employee compensation and benefits is due to the payment of the 2011 discretionary cash bonus in 2012. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $6.7 million in deferred revenue at Meetic, as well as growth at Vimeo. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our services agreement with Google; the related receivable from Google was $125.3 million and $105.7 million at September 30, 2012 and December 31, 2011, respectively. While our Match and HomeAdvisor businesses experienced growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The increase in other current assets is primarily related to the increase in short-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced.

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

The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company has a $300.0 million revolving credit facility, which expires on December 21, 2017 and is available as an additional source of financing. At September 30, 2013, there were no outstanding borrowings under the revolving credit facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. Capital expenditures in 2013 will be higher than 2012. At September 30, 2013, IAC had 10.2 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On October 29, 2013, IAC declared a quarterly cash dividend of $0.24 per share of common and Class B common stock outstanding payable on December 1, 2013 to stockholders of record on November 15, 2013.

The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations and available borrowing capacity under its $300.0 million revolving credit facility, will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS

At September 30, 2013, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure
        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, restricted stock units ("RSUs") and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding which, for stock options and RSUs are included on a treasury method basis, and for performance-based RSUs are included on a treasury method basis once the performance conditions are met. Upon the exercise of certain stock options and vesting of RSUs and performance-based RSUs, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
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

RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION

Note 9 to the consolidated financial statements includes a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the three and nine months ended September 30, 2013 and 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2013, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2013. As of October 25, 2013, approximately 10.2 million shares of common stock remained available for repurchase under the Company's previously announced May 2012 and April 2013 repurchase authorizations. The Company may purchase shares pursuant to these repurchase authorizations over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Dated:	November 8, 2013
IAC/INTERACTIVECORP

		By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer	November 8, 2013
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