Form 10-K
period 2013-12-31
IAC/INTERACTIVECORP
filed 2014-02-26
CIK 891103

As filed with the Securities and Exchange Commission on February 26, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 31, 2014, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	76,427,289
Class B Common Stock	5,789,499
Total	82,216,788
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2013 was $3,630,574,214. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor and Vimeo. Focused in the areas of search, applications, online dating, local and media, IAC's family of websites is one of largest in the world, with more than a billion monthly visits across more than 100 countries. The results of operations of IAC's various businesses are reported within the following five segments: Search & Applications, Match, Local, Media and Other.
For information regarding the results of operations of IAC's reportable segments, as well as their respective contributions to IAC's consolidated results of operations, see “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 23 and “Item 8-Consolidated Financial Statements and Supplementary Data,” beginning on page 42.
All references to “IAC,” the “Company,” “we,” “our” or “us” in this report are to IAC/InterActiveCorp.
Our History
IAC, initially a hybrid media/electronic retailing company, was incorporated in July 1986 in Delaware under the name Silver King Broadcasting Company, Inc. After several name changes (first to HSN, Inc., then to USA Networks, Inc., USA Interactive and InterActiveCorp, and finally to IAC/InterActiveCorp) and the completion of a number of significant corporate transactions over the years, the Company transformed itself into a leading media and internet company.
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
In December 2006, the Company acquired Connected Ventures, LLC, which at that time owned and operated CollegeHumor.com and Vimeo. The Company transferred all of Vimeo’s assets to a separate, wholly-owned subsidiary of IAC, Vimeo, LLC, in July 2008.
In July 2008, the Company acquired the Lexico Publishing Group, owner of various reference websites, including Dictionary.com. On August 20, 2008, IAC separated into five publicly traded companies: IAC, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.
In June 2009, we sold the European operations of Match.com to Meetic S.A. ("Meetic"), a leading European online dating company based in France, in exchange for a 27% interest in Meetic and a €5 million note. In July 2009, we acquired PeopleMedia, Inc., operator of a number of demographically targeted dating websites.
In December 2010, we exchanged the stock of a wholly‑owned subsidiary that held our Evite, Gifts.com and IAC Advertising Solutions businesses and approximately $218 million in cash for substantially all of Liberty Media Corporation's equity stake in IAC.
In February 2011, we acquired OkCupid, an ad‑supported online personals service. During the third quarter of 2011, we increased our ownership stake in Meetic to 81%. In September 2012, we acquired The About Group, which primarily consists of About.com, a comprehensive online content and reference library. In December 2012, we acquired Tutor, an online tutoring service.

In early 2014, we acquired the remaining publicly traded shares of Meetic for approximately $72 million through a successful tender offer in France and the businesses within ValueClick’s “Owned and Operated” reporting segment, including Investopedia and PriceRunner, for $80 million.
EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of January 31, 2014, Barry Diller, IAC's Chairman and Senior Executive, owned 5,789,499 shares of Class B common stock (the "Diller Shares") representing 100% of IAC's outstanding Class B common stock and approximately 43.1% of the outstanding total voting power of IAC.
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

DESCRIPTION OF IAC BUSINESSES
Search & Applications
Overview
Our Search & Applications segment consists of:

•	Websites, including Ask.com, About.com, Dictionary.com and Citysearch.com (among other properties), through which we provide search services and content; and

•	Applications, including our direct to consumer downloadable applications operations (“B2C”) and our partnership operations (“B2B”).
Our Websites and Applications businesses provide search services to our users. These search services generally involve the generation and display of a set of hyperlinks to websites deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to an advertiser's website. Paid listings are generally displayed based on keywords selected by the advertiser. The paid listings we display are supplied to us by Google Inc. (“Google”) pursuant to a services agreement with Google that expires on March 31, 2016.
Websites
Our Websites business, through which we provide search, content and other services, primarily consists of the following destination websites:

•	Ask.com, which provides general search services, as well as question and answer services that provide direct answers to natural‑language questions;

•	About.com, which provides detailed information and content written by independent, freelance subject matter experts across hundreds of vertical categories;

•	Dictionary.com, which provides online dictionary, reference, educational and learning services; and

•	Citysearch.com, InsiderPages.com and Urbanspoon.com, through which consumers can access local merchant information and reviews online.

Our Websites business also includes the results of CityGrid, an advertising network that integrates local content and advertising for distribution to both affiliated and third party publishers across web and mobile platforms.
Applications
Our B2C operations develop, market and distribute a variety of downloadable applications that offer users the ability to access search services, as well as engage in a number of other activities online, such as play games, send e-cards, decorate e-mails and web pages and explore select vertical categories. The majority of our B2C applications are toolbars, which consist of a browser search box and related technology (which together enable users to run search queries and otherwise access search services directly from their web browsers). Many of our toolbars are coupled with other applications that we have developed that enable users to personalize their online activities and otherwise make them more expressive and fun. These applications include: MyFunCards, through which users can send online greeting cards; Popular Screensavers, through which users can personalize their desktops with photos, images and animations; and Retrogamer and Gaming Wonderland, through which users can access classic arcade, sports and action and other casual games directly from their web browsers. Other B2C applications target users with a special or passionate interest in select vertical categories (such as television programming, sports, shopping and gossip, among others) or provide users with particular reference information or access to specific utilities (such as maps, weather forecasts or file conversion technology). These applications include: Television Fanatic, through which users can browse and search for scheduling information, episode synopses and actor profiles for television shows, as well as directly access online episodes via media players and links to related third party services; TotalRecipeSearch, through which users can access thousands of recipes and cooking tips; Allin1Convert, through which users can convert files from one type of format into another type of format, and Coupon Alert, through which users can access coupons and online promotions. We distribute our B2C applications directly to consumers free of charge.

Our B2B operations work closely with partners in the software, media and other industries to design and develop customized browser‑based search applications to be bundled and distributed with these partners' products and services.
We also market and distribute a number of mobile applications through which we provide search and additional services, including: the Ask.com iOS and Android applications, which provide general search and natural‑language question and answer services, and the Dictionary.com iOS and Android applications, which provide dictionary, reference, educational and learning services.
Revenue
The Search & Applications segment’s revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries, as well as from advertisements appearing on its destination search websites and portals and certain third party websites and the syndication of search results generated by Ask-branded destination search websites. The substantial majority of the paid listings we display are supplied to us by Google pursuant to our services agreement with Google.
Pursuant to this agreement, we transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to us for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. When a user submits a search query through our Search & Applications properties and services and clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us. In cases where the user’s click is generated by a third party website, we recognize the amount due from Google as revenue and record a revenue share obligation to the third party website as traffic acquisition costs. To a lesser extent, we also syndicate Google paid listings through third parties with whom we enter into syndication agreements. See “Item 1A-Risk Factors-We depend upon arrangements with Google and any adverse change in this relationship could adversely affect our business, financial condition and results of operations.”
Competition
We compete with a wide variety of parties in connection with our efforts to: (i) attract users to our various Search & Applications properties and services generally; (ii) develop, market and distribute our Applications; (iii) attract third parties to distribute our Applications and related technology; and (iv) attract advertisers. In the case of our search services generally, our competitors include Google, Yahoo!, Bing and other destination search websites and search‑centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). When we market our search and content services, our competitors include destination websites that primarily acquire traffic through paid and algorithmic search results.
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
In the case of our Websites business, we believe that our ability to compete successfully will depend primarily upon the relevance and authority of our search results, answers and other content, the functionality of our various websites, the quality of related content and features and the attractiveness of the services provided by our websites generally to consumers relative to those of our competitors. We believe that we differentiate Ask.com from its competitors through question and answer services that provide accurate, authoritative and direct answers to natural‑language questions (in the form of algorithmic search results and/or responses from other Ask.com users, as well as indexed question and answer pairings from various websites and online services). Our ability to continue to differentiate Ask.com from its competitors in this manner depends primarily upon our ability to deliver authoritative and trustworthy content to users, as well as our ability to attract advertisers to this initiative.
In the case of our Applications business, we believe that our ability to compete successfully will depend primarily upon our continued ability to create toolbars and other applications that resonate with consumers (which requires that we continue to bundle attractive features, content and services, some of which may be owned by third parties, with quality search services), differentiate our toolbars and other applications from those of our competitors (primarily through providing customized toolbars and access to multiple search and other services through our toolbars), secure cost-effective distribution arrangements with third parties and market and distribute our toolbars and other applications directly to consumers in a cost-effective manner.
Match
Overview
Through the brands and businesses within our Match segment, we are a leading provider of subscription‑based and ad‑supported online personals services in North America, Europe, Latin America, Australia and Asia. We provide these services through websites and applications that we own and operate. Our European operations are conducted through Meetic, which is based in France. As December 31, 2013, we collectively provided online personals services to approximately 3.4 million subscribers. In addition, we own a 20% interest in Zhenai, Inc., a leading provider of online dating and matchmaking services in China.
We refer to Match.com in the United States, Chemistry and PeopleMedia (through which we operate demographically targeted dating websites, such as OurTime.com and BlackPeopleMeet.com) as Match's “Core” operations, to OkCupid, SpeedDate, DateHookup, Twoo, Tinder and Match’s international operations (excluding Meetic) as Match's “Developing” operations and to our European operations as “Meetic.”
Services
We provide online personals services through various branded websites that we own and operate (including Meetic-branded websites in Europe), all of which provide single adults with a private and convenient environment for meeting other single adults. These websites provide online personals services to registered members (those establishing usernames and passwords) and subscribers (those who establish a username and password and pay a subscription fee).
Within our portfolio of websites, we have both subscription‑based and ad-supported offerings. Our subscription‑based websites offer registered members the ability to post a profile and use any related searching and matching tools free of charge, while subscribers have access to enhanced tools and a broader feature set, including the ability to initiate, review and respond to communications with or from other users. Our subscription programs consist of programs with a single‑month term, with discounts for programs with various longer terms. Our ad‑supported websites generally provide online personals services with basic functionality without the commitment of a monthly subscription, in some cases making a variety of premium or add-on features available for a fee. We also offer access to our services via various mobile devices through our Match, OkCupid, Tinder and other branded mobile applications. We also provide live, local events for our Match.com members in certain markets in North America and Europe.
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
Revenue
Match’s revenue is derived primarily from subscription fees for our subscription‑based online personals and related services. Match also earns revenue from online advertising and the purchase of add-on or premium features.
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

We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size and diversity of our registered member and subscriber bases relative to those of our competitors;

•	the functionality of our websites and mobile applications and the attractiveness of their features and our services and offerings generally to consumers relative to those of our competitors;

•	how quickly we can enhance our existing technology and services and/or develop new features and services in response to:

•	new, emerging and rapidly changing technologies;

•	the introduction of product and service offerings by our competitors;

•	evolving industry standards; and

•	changes in consumer requirements and trends in the single community relative to our competitors;

•	our ability to engage in cost-effective marketing efforts, including by way of maintaining relationships with third parties with which we have entered into alliances; and

•	the recognition and strength of our various brands relative to those of our competitors.
Local
Overview
Our Local segment consists of HomeAdvisor and Felix. HomeAdvisor is a leading online marketplace for matching consumers with home services professionals in the United States. HomeAdvisor connects consumers, by way of patented proprietary technologies, with home services professionals, most of which are pre-screened and customer‑rated. As of December 31, 2013, HomeAdvisor’s network of home services professionals consisted of more than 80,000 professionals in the United States providing services in more than 500 categories ranging from simple home repairs to home remodeling projects.
Through a majority investment, HomeAdvisor also operates businesses in the online home services space in France, the Netherlands and the United Kingdom under various brands.
HomeAdvisor also operates Felix, a pay-per-call advertising service that we acquired in August 2012 and which was previously operated by CityGrid Media.
HomeAdvisor Services
Matching and Other Consumer Services. When a consumer submits a request through the HomeAdvisor marketplace, we generally match that consumer with up to four home services professionals from our network based on the type of services desired and the consumer's location. Consumers can then review home services professional profiles and select the professional that they believe best meets their specific needs. In all cases, if a match is made, the consumer is under no obligation to work with home service professionals referred by HomeAdvisor.
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
HomeAdvisor also offers several mobile applications, including the HomeAdvisor.com, Home911 and HomeSavvy iOS and Android applications. Home911 matches consumers with home services professionals on an expedited basis in the case of home repair emergencies and through HomeSavvy, consumers can maintain a customized home maintenance and repair schedule, together with project reminders.
Subscription Services for Home Services Professionals. In 2013, HomeAdvisor introduced three new subscription offerings for home services professionals, each for a flat monthly fee. The basic membership package includes membership in the HomeAdvisor network, as well the inclusion of the home services professional’s contact information in HomeAdvisor’s online directory, which is posted on www.homeadvisor.com and affiliated websites. Consumers may search this online directory in addition to (or in lieu of) submitting a request through the HomeAdvisor marketplace, with consumers ultimately selecting those home services professionals they wish to work with (in lieu of HomeAdvisor providing matches) and contacting such professionals directly. The two additional membership packages include all of the basic membership package services, plus matches through the HomeAdvisor marketplace and, in the case of one package, custom website and mobile development and hosting services as well.
Since October 2013, HomeAdvisor has been marketing its subscription packages to existing home services professionals within its network and in the case of home services professionals who are new to HomeAdvisor , these professionals must sign up for one of the subscription offerings described above (versus being able to join the network for free and only pay for matches, which was the case prior to October 2013). As of December 31, 2013, approximately 15,000 of the more than 80,000 home services professionals within the HomeAdvisor network had purchased a membership package.
Marketing
We market our services to consumers primarily through search engine marketing, as well as through affiliate agreements with third parties. Pursuant to these agreements, third parties agree to advertise and promote our services and those of our home services professionals on their websites and we agree to pay them a fixed fee when visitors from their websites submit a valid service request through our website (on a cost-per-acquisition basis) or click through to our website (on a cost-per-click basis). We also market our services to consumers through the purchase of paid listings displayed in yellow page directories, portals and contextual home improvement related sites and, to a lesser extent, through traditional offline advertising, including television. We market our subscription packages to home services professionals through our sales force, as well as online through search engine marketing, relationships with trade associations and affiliate marketing relationships.
Revenue
HomeAdvisor's revenue is derived primarily from fees paid by members of our network of home services professionals for matches with consumers made by HomeAdvisor (regardless of whether the professional ultimately provides the requested service), as well as from subscription fees for our new home services professional subscription offerings, fees for website hosting services and fees charged upon the enrollment and activation of new home services professionals in our network. Fees for matches vary based upon the service requested and where the service is provided.
Competition
We currently compete with home services-related lead generation services, as well as internet search engines and directories and with other forms of local advertising, including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe that our ability to compete successfully will depend primarily upon the following factors:

•
the size, quality (as determined, in part, by reference to our pre-screening efforts and customer ratings and reviews), diversity and stability of our network of home services professionals and the quality of the services provided by such professionals;

•	our continued ability to deliver service requests that convert into revenue for our network of home services professionals in a cost-effective manner;

•	whether our subscription products resonate with (and provide value to) our home services professionals;

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
Media
Our Media segment consists primarily of Vimeo, Electus, DailyBurn and The Daily Beast.
Vimeo is a leading global video hosting platform. Vimeo offers video creators simple, professional grade tools to share, distribute and monetize content online, and provides viewers a clutter-free environment to watch content across a variety of internet connected devices. We believe that Vimeo attracts a distinct audience with its best-in-class, customizable, high definition video player, proprietary uploading and encoding infrastructure and uncluttered advertising experience. Vimeo's revenue is derived primarily from subscription product offerings, as well as on-demand transactions and advertising.
Electus is an integrated multimedia entertainment studio that unites producers, creators, advertisers and distributors to produce video content for distribution across a variety of platforms in the United States and various jurisdictions abroad. Electus also operates Electus Digital, which consists of the following websites and properties: CollegeHumor.com, Dorkly.com, WatchLOUD.com, YouTube channels WatchLOUD, Nuevon and Hungry and Big Breakfast (a production company).
Our Media segment also includes Daily Burn and The Daily Beast. DailyBurn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, xBox and internet-enabled "connected" televisions. The Daily Beast (formerly News_Beast) is a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors.
Our Media segment revenue is derived primarily from advertising, media production and subscriptions.
Other
Our Other segment consists primarily of Shoebuy and Tutor. Shoebuy is a leading internet retailer of footwear and related apparel and accessories. Shoebuy generally passes purchases made by customers through its various websites on to the relevant vendors for fulfillment and shipping. Tutor is an online tutoring solution, which was acquired in December 2012. Our Other segment revenue is derived primarily from merchandise sales and subscriptions.
Employees
As of December 31, 2013, IAC and its subsidiaries employed approximately 4,000 full-time employees. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.
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
Code of Ethics.    The Company's code of ethics, as amended in April 2009, applies to all employees (including all of IAC's executive officers and senior financial officers (including IAC's Chief Financial Officer and Controller)) and directors and is posted on the Company's website at http://ir.iac.com/corporate-governance-document.cfm?DocumentID=11373. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for IAC's executive officers, senior financial officers or directors, will also be disclosed on IAC's website.

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
As of January 31, 2014, Mr. Diller owned 5,789,499 shares of IAC Class B common stock representing 100% of IAC’s outstanding Class B common stock and approximately 43.1% of the total outstanding voting power of IAC. As of this date, Mr. Diller also owned 855,734 vested options to purchase IAC common stock and 150,000 unvested options to purchase IAC common stock.
In addition, under an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive, he generally has the right to consent to limited matters in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve‑month period. While Mr. Diller may not currently exercise this right, no assurances can be given that this right will not become exercisable in the future, and if so, that Mr. Diller will consent to any of the limited matters at such time, in which case IAC would not be able to engage in transactions or take actions covered by this consent right.
As a result of Mr. Diller’s ownership interest, voting power and the contractual rights described above, Mr. Diller currently is in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC, which could adversely affect the market price of IAC securities.
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

The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google’s system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to the advertiser) of clicks on paid listings from searches performed on our Search & Applications properties and these judgments factor into the amount of revenue we receive. Changes to Google’s paid listings network efficiency, its judgment about the relative attractiveness of clicks on paid listings from our Search & Applications properties or the parameters applicable to the display of paid listings could have an adverse effect on our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.
Our services agreement with Google requires that we comply with certain guidelines promulgated by Google for the use of its brands and services, including the manner in which Google’s paid listings are displayed within search results, and that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we syndicate paid listings or through which we secure distribution arrangements for our applications could, if not cured, result in Google’s suspension of some or all of its services to our websites or the websites of our third party partners, the imposition of additional restrictions on our ability to syndicate paid listings or the termination of the services agreement by Google.
The termination of the services agreement by Google, the curtailment of IAC’s rights under the agreement (whether pursuant to the terms thereof or otherwise) or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. In addition, our inability to obtain a renewal of our agreement with Google with substantially comparable economic and other terms upon the expiration of our current agreement could have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate paid listings provider (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.
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
We continue to compete with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies enter the online advertising market. We believe that the continued growth and acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the internet (particularly abroad), the extent to which web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, or any decrease in the effectiveness and value of online advertising (whether due to the passage of laws requiring additional disclosure, an industry-wide move to self regulatory principles that required additional disclosure and/or opt-in policies for advertising that incorporates user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.
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
For example, we have entered into, and expect to continue to enter into, agreements to distribute Search & Applications search boxes, toolbars and other applications to users through third parties. Most of these agreements are either non‑exclusive and short‑term in nature or, in the case of long‑term or exclusive agreements, are terminable by either party in certain specified circumstances. In addition, a few of these agreements collectively represent a significant percentage of the revenue generated by our B2B applications. Our inability to enter into new (or renew existing) agreements to distribute our search boxes, toolbars and other applications through third parties for any reason would result in decreases in website traffic, queries and advertising revenue, which could have an adverse effect on our business, financial condition and results of operations.
In addition, in the case of the businesses within our Match segment, we have entered into a number of arrangements with third parties to drive traffic to our online personals websites. Pursuant to these arrangements, third parties generally promote our services on their websites or through e-mail campaigns and we either pay a fixed fee when visitors to these websites click through to (or register with) our online personals websites or pay a percentage of revenue we receive from such visitors who pay us subscription fees. These arrangements are generally not exclusive, are short‑term in nature and are generally terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with existing and/or new third parties in response to industry trends, our business, financial condition and results of operations could be adversely affected.
In the case of our HomeAdvisor business, our ability to drive traffic depends, in part, on the nature and number of home services professionals who are members of our network. While these home services professionals are required to agree that they will operate in accordance with our terms and conditions, we do not enter into long‑term agreements with them generally and subscription memberships may be canceled at any time. In addition, a significant number of our home services professionals are sole proprietorships and small businesses, which are particularly sensitive to adverse economic conditions, such as constrained liquidity and decreases in consumer spending. As a result, our network of home services professionals experiences turnover from time to time. This turnover, if significant or recurring over a prolonged period, could result in a decrease in traffic to HomeAdvisor.com and increased costs, all of which could adversely affect our business, financial condition and results of operations.
Even if we succeed in driving traffic to our properties, we may not be able to convert this traffic or otherwise retain users and customers unless we continue to provide quality products and services. For example, in the case of About.com, we rely on independent, freelance subject matter experts to generate quality content for our users. If we fail to recruit and retain such experts generally and/or the experts ultimately retained cannot provide us with quality content in a cost-effective manner, the experience of our users would be adversely affected, which would result in a decrease in users and adversely affect our business, financial condition and results of operations. In addition, we may not be able to adapt quickly and/or in cost-effective manner to frequent changes in user and customer preferences, which can be difficult to predict, or appropriately time the introduction of enhancements and/or new products or services to the market. Our inability to provide quality products and services would adversely affect user and customer experiences, which would result in decreases in users, customers and revenues and adversely affect our business, financial condition and results of operations.
As discussed below, our traffic building and conversion initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new products, services and enhancements, infrastructure and other related efforts.
Marketing efforts designed to drive traffic to our various websites may not be successful or cost-effective.
Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords, which we purchase primarily through Google), online display advertising and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective. In the case of our search engine marketing efforts, our failure to respond successfully to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may be unilaterally updated by Google), could adversely affect the placement of paid listings that appear in response to keywords we purchase and the related user experience, as well as adversely affect the pricing of online advertising we purchase generally, which would increase our costs and adversely impact the effectiveness of our advertising efforts overall. In the case of paid advertising generally, the policies of sellers and publishers of advertising may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.
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
We receive, transmit and store a large volume of personal information and other user data (including credit card data) in connection with the processing of search queries, the provision of online products and services, transactions with users and customers and advertising on our websites.  The sharing, use, disclosure and protection of this information are determined by the respective privacy and data security policies of our various businesses. These policies are, in turn, subject to federal, state and foreign laws and regulations, as well as evolving industry standards and practices, regarding privacy and the storing, sharing, use, disclosure and protection of personal information and user data (for example, various state regulations concerning minimum data security standards, industry self-regulating principles that become standard practice and more stringent contractual protections regarding privacy and data security (and related compliance obligations)).
In addition, if an online service provider fails to comply with its privacy policy, it could become subject to an investigation and proceeding for unfair or deceptive practices brought by the U.S. Federal Trade Commission under the Federal Trade Commission Act (and/or brought by a state attorney general pursuant to a similar state law), as well as a private lawsuit under various U.S. federal and state laws. In general, personal information is increasingly subject to legislation and regulation in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.
U.S. legislators and regulators may enact new laws and regulations regarding privacy and data security. In February 2012, the White House released a proposed Consumer Privacy Bill of Rights, which is intended to serve as a framework for new privacy legislation. In March 2012, the U.S. Federal Trade Commission released a staff report making recommendations for businesses and policy makers in the area of consumer privacy. Similarly, new privacy laws and regulations at the state level, as well as new laws and directives abroad (particularly in Europe), are being proposed and implemented. For example, new legislation in the state of California that became effective on January 1, 2014 requires companies that collect personal information to disclose how they respond to web browser "Do Not Track" signals. In addition, existing privacy laws that were intended for brick-and-mortar businesses could be interpreted in a manner that would extend their reach to our businesses. New laws and regulations (or new interpretations of existing laws) in this area may make it more costly to operate our businesses and/or limit our ability to engage in certain types of activities, such as targeted advertising, which could adversely affect our business, financial condition and results of operations.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by our businesses.  Also, we cannot guarantee that our security measures will prevent security breaches.  In the case of security breaches involving personal credit card data, credit card companies could curtail our ability to transact payments and impose fines for failure to comply with Payment Card Industry (PCI) Data Security Standards.  Moreover, any such breach could decrease consumer confidence in the case of the business that experienced the breach or our businesses generally, which would decrease traffic to (and in turn, usage and transactions on) the relevant website and/or our various websites and which in turn, could adversely affect our business, financial condition and results of operations. The failure of any of our businesses, or their various third party vendors and service providers, to comply with applicable privacy policies, federal, state or foreign privacy laws and regulations or PCI standards and/or the unauthorized release of personal information or other user data for any reason could adversely affect our business, financial condition and results of operations.
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
We may not be able to identify suitable acquisition candidates and even if we are able to do so, we may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses we acquire may incur significant losses from operations or experience impairment of carrying value.
We have made numerous acquisitions in the past and we continue to seek to identify potential acquisition candidates that will allow us to apply our expertise to expand their capabilities, as well as maximize our existing assets. As a result, our future growth may depend, in part, on acquisitions. We may not be able to identify suitable acquisition candidates or complete acquisitions on satisfactory pricing or other terms and we expect to continue to experience competition in connection with our acquisition-related efforts.
Even if we identify what we believe to be suitable acquisition candidates and negotiate satisfactory terms, we may experience operational and financial risks in connection with acquisitions, and to the extent that we continue to grow through acquisitions, we will need to:

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
For example, through our various businesses we post and link to third party content, including third party advertisements, links and websites. We also allow users to submit content, such as comments, photographs and videos. We could be subject to liability for posting, hosting or linking to third party content, and while we generally require third parties to indemnify us for related claims, we may not be able to enforce our indemnification rights. Some laws, including the Communications Decency Act, or CDA, and the Digital Millennium Copyright Act, or DMCA, limit our liability for posting or linking to third party content. For example, the DMCA generally protects online service providers from claims of copyright infringement based on the storage of third party content at the direction of the user, so long as certain statutory requirements are satisfied. However, the scope and applicability of the DMCA are subject to judicial interpretation and, as such, remain uncertain, and the U.S. Congress may enact legislation affecting (and potentially limiting) the protections afforded by the DMCA to online service providers. Moreover, similar protections may not exist in other jurisdictions in which our various businesses operate. As a result, claims have been, and could be, threatened and filed under both U.S. and foreign laws based upon use of third party content asserting, among other things, negligence, defamation, invasion of privacy or right or publicity, copyright infringement or trademark infringement.
In addition, changing internet business practices may attract increased legal and regulatory attention.  One example of such changing practices is the advent of so-called “native” advertising, a form of advertising in which sponsored content is presented in a manner that some may view as similar to traditional editorial content.  The U.S. Federal Trade Commission recently indicated that it will be monitoring the use of online native advertising to ensure that it is presented in a manner that is not confusing or deceptive to consumers.
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
We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success.  For example, the businesses within our principal reporting segments (Search & Applications, Match and Local) rely heavily upon their trademarks (primarily Ask.com, About.com, Dictionary.com, our various toolbar brands, Match.com, OkCupid.com, OurTime.com, Meetic.com and HomeAdvisor.com and related domain names and logos), through which they market their products and services and seek to build and maintain brand loyalty and recognition.  So long as these businesses continue to use these trademarks to identify their products and services and renew trademark registrations as required, they will continue to enjoy trademark protection indefinitely under current laws, rules and regulations.
The businesses within our Search & Applications segment also rely upon trade secrets, including algorithms for the generation, organization and presentation of search results.  To a lesser extent, these businesses also rely upon patented and patent‑pending proprietary technologies and processes, primarily those relating to search‑related products and services, with expiration dates for patented technologies ranging from 2017 to 2033, and copyrighted material, primarily emoticons, characters and other content that is incorporated into (and used in connection with the marketing of) toolbars generally.
Our Match segment also relies upon trade secrets and certain patent‑pending proprietary technologies relating to matching process systems and related features, products and services.  HomeAdvisor relies heavily upon trade secrets, primarily the matching algorithm through which members of its network of home services professionals are matched with consumers, as well as related patented proprietary technologies that expire in 2020.
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
We also generally seek to apply for patents or for other similar statutory protections as and if we deem appropriate, based on then current facts and circumstances, and will continue to do so in the future.  No assurances can be given that any patent application we have filed (or will file) will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors and similar technologies.  In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents we own.
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use our intellectual property without authorization.  The occurrence of any of these events could result in the erosion of our brands and limitations on our ability to control marketing on or through the internet using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.
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
To succeed, our systems and infrastructures must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or that prevent us from providing products and services, which could adversely affect our business. Moreover, as traffic to our websites, applications and online properties increases and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructures and technologies generally to facilitate this growth. If we fail to do so, users, customers and third parties with whom we do business may not be able to access our products and services on an intermittent or prolonged basis, which could adversely affect the quality of their experiences. In addition, we could experience inefficiencies and/or operational failures in connection with these efforts, which could have the same effect. Moreover, even if we do not encounter any inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business may not make the changes to their systems, infrastructures and technologies needed to access our products and services on a timely basis, if at all. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
We also rely on third party computer systems, data centers, broadband and other communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with our users and customers. Any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products and services and/or process certain transactions with users and customers. Furthermore, data security breaches (as a result of actions taken by hackers or otherwise), fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions may damage or interrupt computer, data, broadband or other communications systems at any time. Any event of this nature could cause system interruptions, delays and loss of critical data, and could prevent us from providing services to users and customers. While we have backup systems in place for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
IAC believes that the facilities for its management and operations are generally adequate for its current and near-term future needs. IAC's facilities, most of which are leased by IAC's businesses in various cities and locations in the United States and various jurisdictions abroad, generally consist of executive and administrative offices, operations centers, data centers and sales offices.
All of IAC's leases are at prevailing market rates. IAC believes that the duration of each lease is adequate. IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases for any of its principal properties. IAC's approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses. For a discussion regarding the financing of (and related mortgage interest in) IAC's corporate headquarters, see “Item 8-Consolidated Financial Statements and Supplementary Data-Note 10."

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

	High	Low
Year Ended December 31, 2013
Fourth Quarter	$70.44	$50.14
Third Quarter	54.71	46.48
Second Quarter	52.27	43.30
First Quarter	48.73	38.20
Year Ended December 31, 2012
Fourth Quarter	$55.57	$41.85
Third Quarter	55.00	45.10
Second Quarter	52.78	43.00
First Quarter	51.05	40.87
As of February 24, 2014, there were approximately 1,700 holders of record of the Company's common stock and the closing price of IAC common stock on NASDAQ was $74.16. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 24, 2014, there was one holder of record of the Company's Class B common stock.
In 2012, IAC's Board of Directors declared four quarterly cash dividends, the first two of which were $0.12 per share of common and Class B common stock outstanding and the last two of which were $0.24 per share of common and Class B common stock outstanding. In 2013, IAC's Board of Directors declared four quarterly cash dividends, all of which were $0.24 per share of common and Class B common stock outstanding.
In February 2014, IAC's Board of Directors declared a quarterly cash dividend of $0.24 per share of common and Class B common stock outstanding, which is payable on March 1, 2014 to stockholders of record as of the close of business on February 15, 2014. While we currently expect that comparable cash dividends will continue to be paid in the near future, any future declarations of dividends are subject to the determination of IAC's Board of Directors.
During the quarter ended December 31, 2013, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2013	—	—	—	10,207,606
November 2013	744,536	$56.36	744,536	9,463,070
December 2013	900,900	$59.80	900,900	8,562,170(2)
Total	1,645,436	$58.25	1,645,436	8,562,170(2)
_______________________________________________________________________________

(1)	Reflects repurchases made pursuant to repurchase authorizations previously announced in May 2012 and April 2013.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of December 31, 2013 pursuant to the April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and/or privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data
The following selected financial data for the five years ended December 31, 2013 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Statement of Operations Data(1):
Revenue	$3,022,987	$2,800,933	$2,059,444	$1,636,815	$1,346,695
Earnings (loss) from continuing operations(2)	281,799	169,847	175,569	(9,393)	(956,473)
Earnings (loss) per common share from continuing operations attributable to IAC shareholders:
Basic	$3.40	$1.95	$2.05	$(0.04)	$(6.89)
Diluted	$3.27	$1.81	$1.89	$(0.04)	$(6.89)

Cash dividends declared per share	$0.96	$0.72	$0.12	$—	$—

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Total assets	$4,234,684	$3,805,828	$3,409,865	$3,329,079	$3,913,597
Long-term debt, including current maturities	1,080,000	595,844	95,844	95,844	95,844
_________________________________________________________________________

(1)	We recognized items that affected the comparability of results for the years 2013, 2012 and 2011, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)	Included in 2009 is $1.0 billion in impairment charges at the Search & Applications segment (formerly the Search segment) related to the write-down of its goodwill and intangible assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT OVERVIEW
IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor and Vimeo. Focused in the areas of search, applications, online dating, local and media, IAC's family of websites is one of the largest in the world, with more than a billion monthly visits across more than 100 countries.
Sources of Revenue
Substantially all of the revenue from our Search & Applications segment is derived from online advertising. This revenue is primarily attributable to our services agreement with Google Inc. ("Google").  The revenue earned from our Match segment is derived primarily from subscription fees for its subscription-based online personals services; Match also derives revenue from online advertising. Our Local segment consists of HomeAdvisor and Felix. HomeAdvisor's revenue is derived from fees paid by members of its network of home services professionals for consumer leads and from subscription sales to service professionals as well as from one-time fees charged upon enrollment and activation of new home services professionals in its network. Felix's revenue is derived from online advertising. The revenue earned by our Media segment is derived from advertising, media production and subscription fees. The revenue earned by our Other segment is derived principally from merchandise sales and subscription fees.
Strategic Partnerships, Advertiser Relationships and Online Advertising Spend
A significant component of the Company's revenue is attributable to a services agreement with Google, which expires on March 31, 2016. For the years ended December 31, 2013, 2012 and 2011, revenue earned from Google was $1.5 billion, $1.4 billion and $970.4 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment.
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
Factors Affecting Results
In 2013, we delivered 8% revenue growth, 21% Operating Income Before Amortization growth and 32% Operating Income growth. Results were primarily driven by our Search & Applications and Match segments. The results of our Search & Applications segment benefited from a full year contribution from The About Group, which was acquired on September 24, 2012; and CityGrid Media, which has been moved from the Local segment to the Search & Applications segment, effective July 1, 2013, following its reorganization. The results at our Match segment benefited from increased subscribers; which is due, in part, to recent acquisitions, the most significant being Twoo, which was acquired on January 4, 2013.
Other events affecting year-over-year comparability are (i) the closure of the Newsweek print business and subsequent sale of Newsweek in August 2013 (reflected in the Media segment); (ii) the sale of the Rezbook assets in July 2013 (reflected in the Local segment); and (iii) the acquisition of Tutor.com, acquired December 14, 2012 (reflected in the Other segment).

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011
Revenue

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Search & Applications	$1,604,950	$139,155	9%	$1,465,795	$425,288	41%	$1,040,507
Match	788,197	74,748	10%	713,449	195,422	38%	518,027
Local	277,466	(45,161)	(14)%	322,627	19,209	6%	303,418
Media	193,734	28,910	18%	164,824	94,660	135%	70,164
Other	159,493	24,938	19%	134,555	6,490	5%	128,065
Inter-segment elimination	(853)	(536)	(170)%	(317)	420	57%	(737)
Total	$3,022,987	$222,054	8%	$2,800,933	$741,489	36%	$2,059,444
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Search & Applications revenue increased 9% to $1.6 billion, reflecting strong growth from Websites (which includes Ask.com, About.com, Dictionary.com and Citysearch.com (among other properties)) and Applications (which includes our direct to consumer downloadable applications operations (B2C) and our partnership operations (B2B)). Websites revenue grew 11% to $786.9 million, reflecting the contribution from The About Group, acquired September 24, 2012, and CityGrid Media, which has been moved from the Local segment and included in the Search & Applications segment, effective July 1, 2013, following its reorganization. The About Group revenue increased $108.4 million to $138.6 million in 2013, as it was not in the full prior year period. Applications revenue grew 8% to $818.0 million, driven by increased contributions from existing and new B2C products.
Match revenue increased 10% to $788.2 million driven by increases from Core, Meetic and Developing subscribers of 9%, 6% and 141%, respectively. Core revenue (which consists of Match.com in the U.S., Chemistry and People Media), Meetic revenue and Developing revenue (which includes OkCupid, SpeedDate, DateHookup, Twoo, Tinder and Match's international operations, excluding Meetic) increased 6% to $464.3 million; 9% to $225.0 million; and 48% to $98.9 million, respectively. Meetic revenue in 2012 of $206.7 million was negatively impacted by the write-off of $5.2 million of deferred revenue in connection with its acquisition. Developing revenue further benefited from the contribution of Twoo, which was acquired January 4, 2013.
Local revenue decreased 14% to $277.5 million due to the move of CityGrid Media from the Local segment to the Search & Applications segment, effective July 1, 2013, following its reorganization, and a decline at HomeAdvisor. Partially offsetting these declines is the contribution from Felix, a pay-per-call advertising service acquired August 20, 2012. HomeAdvisor domestic revenue was negatively impacted by an 11% decrease in accepted service requests due primarily to its domain name change at the end of 2012.
Media revenue increased 18% to $193.7 million primarily due to strong growth from Electus and Vimeo, partially offset by the closure of the Newsweek print business in December 2012.
Other revenue increased 19% to $159.5 million primarily due to the contribution from Tutor.com, an online tutoring solution acquired December 14, 2012, and increased sales at Shoebuy.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Search & Applications revenue increased 41% to $1.5 billion, reflecting strong growth from both Applications and Websites. Applications revenue grew 39% to $759.7 million, driven by 16% query growth and year over year monetization gains, which were driven by increased contributions from existing and new partners and products. Websites revenue grew 43% to $706.1 million, reflecting 21% query growth driven primarily by increased marketing and site optimization. The growth in Websites revenue also reflects the contribution from The About Group, acquired September 24, 2012, which had revenue of $30.1 million.
Match revenue increased 38% to $713.4 million benefiting from the full year contribution of Meetic, which was consolidated beginning September 1, 2011, and growth within our Core operations, partially offset by a decrease in Developing revenue. Core revenue increased 10% to $439.9 million driven by an increase in subscribers. Revenue at Meetic was $206.7 million and $46.1 million in 2012 and 2011, respectively; revenue was negatively impacted by the write-off of $5.2 million and $32.6 million, respectively, of deferred revenue in connection with its acquisition. Developing revenue decreased 9% to $66.9 million, despite strong growth from OkCupid, due to lower subscription revenue from our Latin America venture and Singlesnet. Excluding Meetic in both years, revenue grew 7% to $506.8 million.

Local revenue increased 6% to $322.6 million, primarily reflecting growth from HomeAdvisor's operations. HomeAdvisor domestic revenue grew due to higher average lead acceptance fees. HomeAdvisor international revenue grew due to a 25% increase in accepted service requests and higher average lead acceptance fees. Local revenue further benefited from the contribution of Felix, a pay-per-call advertising service acquired August 20, 2012, and higher reseller revenue from CityGrid Media, partially offset by a decline in direct sales revenue.
Media revenue increased 135% to $164.8 million primarily due to the contribution from News_Beast, consolidated beginning June 1, 2012 following the Company's acquisition of a controlling interest, as well as strong growth from Electus and Vimeo.

Cost of revenue

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Cost of revenue	$1,000,101	$9,304	1%	$990,797	$236,908	31%	$753,889
As a percentage of revenue	33%			35%			37%
Cost of revenue consists primarily of traffic acquisition costs, which consist of payments made to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes Shoebuy's cost of products sold and shipping and handling costs, production costs related to media produced by Electus and other businesses within our Media segment, content acquisition costs, expenses associated with the operation of the Company's data centers, including compensation and other employee-related costs (including stock-based compensation) for personnel engaged in data center functions, rent, energy and bandwidth costs.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Cost of revenue in 2013 increased from 2012 primarily due to increases of $16.9 million from Other, $10.1 million from Search & Applications and $7.2 million from Match, partially offset by a decrease of $23.2 million from Local. The increase in cost of revenue from Other was primarily due to an increase in the cost of products sold at Shoebuy resulting from increased sales and content acquisition costs from Tutor.com, which was acquired December 14, 2012. Cost of revenue from Search & Applications increased primarily due to an increase in content acquisition costs resulting from the acquisition of The About Group and the inclusion of CityGrid Media in the Search & Applications segment, effective July 1, 2013, partially offset by a decrease of $7.7 million in traffic acquisition costs driven primarily by decreased revenue from Ask.com. The increase in cost of revenue from Match is primarily due to recent acquisitions. The decrease in cost of revenue from Local is principally due to the move of CityGrid Media to the Search & Applications segment, partially offset by an increase in traffic acquisition costs from Felix. As a percentage of revenue, cost of revenue in 2013 decreased from 2012 primarily due to the transition of Newsweek from a print business to a digital only publication in December 2012 (which was subsequently sold in August 2013) and a decrease in traffic acquisition costs due to an increase in the proportion of revenue from Websites that resulted from increased online marketing.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Cost of revenue in 2012 increased from 2011 primarily due to increases of $125.8 million from Search & Applications,$82.7 million from Media and $17.4 million from Match. The increase in cost of revenue from Search & Applications was primarily due to an increase of $122.0 million in traffic acquisition costs driven by increased revenue from our B2B operations. As a percentage of revenue, traffic acquisition costs at Search & Applications decreased compared to the prior year due to an increase in the proportion of revenue from Websites that resulted from increased online marketing. Cost of revenue from Media increased primarily due to News_Beast, consolidated beginning June 1, 2012, and increased production costs at Electus related to the increase in its revenue. The increase from Match is due to Meetic, which was included for only part of the prior year, partially offset by a decrease in customer acquisition costs.

Selling and marketing expense

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Selling and marketing expense	$964,131	$69,586	8%	$894,545	$277,347	45%	$617,198
As a percentage of revenue	32%			32%			30%
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
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Selling and marketing expense in 2013 increased from 2012 primarily due to increases of $42.7 million from Search & Applications, $16.8 million from Match and $9.4 million from Media. The increase in selling and marketing expense from Search & Applications is primarily due to increases of $28.3 million and $13.8 million in online marketing spend and compensation and other employee-related costs, respectively. The increase in online marketing spend from Search & Applications is primarily related to new B2C downloadable applications and the inclusion of The About Group beginning September 24, 2012. Selling and marketing expense from Match increased primarily due to increases of $11.0 million and $5.3 million in advertising and promotional expenditures and compensation and other employee-related costs, respectively. The increase in advertising and promotional expenditures is primarily due to an increase in offline marketing spend. The increase in compensation and other employee-related costs is primarily due to an increase in headcount at Meetic and recent acquisitions. The increase in selling and marketing expense from Media is primarily due to increases of $5.7 million in online marketing spend at Vimeo and $1.4 million in TV spend at DailyBurn.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Selling and marketing expense in 2012 increased from 2011 primarily due to increases of $187.8 million from Search & Applications and $80.4 million from Match. The increase in selling and marketing expense from Search & Applications is primarily due to an increase of $180.6 million in online marketing related to Ask.com and existing B2C downloadable applications. Selling and marketing expense at Match increased primarily due to Meetic, which was included for only part of the prior year, and an increase in offline marketing spend.

General and administrative expense

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
General and administrative expense	$372,470	$(13,618)	(4)%	$386,088	$65,026	20%	$321,062
As a percentage of revenue	12%			14%			16%
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
General and administrative expense in 2013 decreased from 2012 primarily due to decreases of $25.3 million from Corporate, $8.9 million from Local and $4.4 million from Media, partially offset by increases of $12.4 million from Search & Applications, $6.4 million from Match and $6.2 million from Other. General and administrative expense from Corporate decreased primarily due to a decrease of $25.5 million in non-cash compensation expense related primarily to the vesting of certain awards and an increase in the number of awards forfeited as compared to the prior year. The decrease in general and administrative expense from Local is primarily due to the inclusion of an $8.4 million gain on the sale of the Rezbook assets in July 2013. General and administrative expense from Media decreased primarily due to the inclusion in the prior year of $7.0 million in restructuring costs related to the transition of Newsweek to a digital only publication and a $6.3 million gain related to the subsequent sale of Newsweek in August 2013, partially offset by increases in compensation and other employee-related costs related to the growth in Vimeo and DailyBurn. The increase in general and administrative expense from Search &

Applications is primarily due to the inclusion of The About Group beginning September 24, 2012. General and administrative expense from Match increased primarily due to recent acquisitions and an increase in professional fees due, in part, to transaction fees related primarily to the Meetic tender offer. The increase in general and administrative expense from Other is primarily due to the inclusion of Tutor.com, which was acquired December 14, 2012. As a percentage of revenue, general and administrative expense in 2013 decreased from 2012 primarily due to the gain on the sale of the Rezbook assets in July 2013 and the inclusion in the prior year of restructuring costs related to Newsweek and the gain related to its subsequent sale in August 2013.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
General and administrative expense in 2012 increased from 2011 primarily due to increases of $29.9 million from Media, $13.4 million from Local, $11.2 million from Match and $7.7 million from Search & Applications. As a percentage of revenue, general and administrative expense in 2012 decreased from 2011 primarily due to operating expense leverage. The increase in general and administrative expense from Media resulted primarily from the inclusion of News_Beast, consolidated beginning June 1, 2012, which includes $7.0 million in restructuring costs related to its transition to a digital only publication, as well as an increase in operating expenses at Electus. General and administrative expense from Local increased primarily due to higher compensation and employee-related expenses at both HomeAdvisor and CityGrid Media, the inclusion of Felix, which was acquired on August 20, 2012, and an increase in bad debt expense at HomeAdvisor. The increase in compensation and employee-related expenses at CityGrid Media was primarily due to employee termination costs associated with a reduction in workforce. The increase in general and administrative expense from Match is primarily due to Meetic, which was included for only part of the prior year, partially offset by a decrease in professional fees due, in part, to the inclusion in the prior year of $4.0 million in transaction fees associated with the Meetic acquisition. General and administrative expense from Search & Applications increased primarily due to the acquisition of The About Group, and increases in compensation and other employee-related costs and professional fees.

Product development expense

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Product development expense	$141,330	$23,647	20%	$117,683	$26,926	30%	$90,757
As a percentage of revenue	5%			4%			4%
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Product development expense in 2013 increased from 2012 primarily due to increases of $16.3 million from Search & Applications and $4.9 million from Media. The increase in product development expense from Search & Applications is primarily due to an increase in compensation and other employee-related costs associated with the inclusion of The About Group beginning September 24, 2012, and an increase in headcount related to new B2C products. Product development expense from Media increased primarily due to News_Beast, consolidated beginning June 1, 2012.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Product development expense in 2012 increased from 2011 primarily due to increases of $12.6 million from Match, $6.5 million from Search & Applications and $4.2 million from Media. The increase in product development expense from Match is primarily due to an increase in compensation and other employee-related costs due, in part, to an increase in headcount and Meetic, which was included for only part of the prior year. Product development expense from Search & Applications increased primarily due to the acquisition of The About Group on September 24, 2012. The increase from Media is primarily due to News_Beast.

Depreciation

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Depreciation	$58,909	$6,428	12%	$52,481	$(4,238)	(7)%	$56,719
As a percentage of revenue	2%			2%			3%
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Depreciation in 2013 increased from 2012 resulting from the incremental depreciation associated with capital expenditures made subsequent to 2012, various acquisitions and the write-off of $2.7 million in capitalized software costs at The About Group during the second quarter of 2013 primarily related to projects that commenced prior to its acquisition, partially offset by certain fixed assets becoming fully depreciated.
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
Operating Income Before Amortization

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Search & Applications	$367,674	$54,528	17%	$313,146	$108,166	53%	$204,980
Match	262,159	36,394	16%	225,765	69,491	44%	156,274
Local	13,023	(11,909)	(48)%	24,932	(3,352)	(12)%	28,284
Media	(28,157)	16,670	37%	(44,827)	(28,982)	(183)%	(15,845)
Other	(6,138)	(43)	(1)%	(6,095)	(3,596)	(144)%	(2,499)
Corporate	(69,167)	(1,210)	(2)%	(67,957)	(5,170)	(8)%	(62,787)
Total	$539,394	$94,430	21%	$444,964	$136,557	44%	$308,407

As a percentage of revenue	18%			16%			15%
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Search & Applications Operating Income Before Amortization increased 17% to $367.7 million, benefiting from the higher revenue noted above, partially offset by increases of $42.7 million in selling and marketing expense, $16.3 million in product development expense, $12.4 million in general and administrative expense and $10.1 million in cost of revenue. The increase in selling and marketing expense is primarily due to new B2C downloadable applications and the inclusion of The About Group, beginning September 24, 2012. The increase in both product development expense and general and administrative expense is primarily due to an increase in compensation and other employee-related costs related to the inclusion of The About Group. Product development expense was also impacted by an increase in headcount related to new B2C products. The increase in costs of revenue is primarily due to an increase in content acquisition costs resulting from the acquisition of The About Group and the inclusion of CityGrid Media in the Search & Applications segment, effective July 1, 2013, partially offset by a decrease of $7.7 million in traffic acquisition costs driven primarily by decreased revenue from Ask.com. Search & Applications Operating Income Before Amortization was further impacted in the current year by the write-off of $2.7 million in capitalized software costs at The About Group primarily related to projects that commenced prior to its acquisition.
Match Operating Income Before Amortization increased 16% to $262.2 million, primarily due to the revenue growth noted above, partially offset by increases of $16.8 million in selling and marketing expense, $7.2 million in cost of revenue and $6.4 million in general and administrative expense. The increase in selling and marketing expense is primarily due to increases in offline marketing spend and compensation and other employee-related costs due, in part, to an increase in headcount at Meetic and recent acquisitions. The increase in both cost of revenue and general and administrative expense is primarily due to recent acquisitions. General and administrative expense was also impacted by an increase in professional fees due, in part, to transaction fees related primarily to the Meetic tender offer. Operating Income Before Amortization grew at a faster rate than revenue growth primarily due to operating expense leverage.
Local Operating Income Before Amortization decreased 48% to $13.0 million reflecting the move of CityGrid Media to the Search & Applications segment, effective July 1, 2013, and $4.2 million in employee termination costs associated with the CityGrid Media reorganization that took place in the second quarter of 2013. Partially offsetting the decrease in Operating Income Before Amortization is the inclusion of an $8.4 million gain on the sale of the Rezbook assets in July 2013.
Media Operating Income Before Amortization loss decreased 37% to a loss of $28.2 million primarily due to the closure of the Newsweek print business and the inclusion of a $6.3 million gain related to the sale of Newsweek in August 2013.
For the year ended December 31, 2012 compared to the year ended December 31, 2011
Search & Applications Operating Income Before Amortization increased 53% to $313.1 million, benefiting from the higher revenue noted above and a decrease of $10.5 million in depreciation, partially offset by increases of $187.8 million in selling and marketing expense and $122.0 million in traffic acquisition costs. The decrease in depreciation is due to certain fixed assets becoming fully depreciated in 2011 and the write-off of $4.9 million in capitalized software costs associated with the exit of the Company's direct sponsored listings business in 2011. The increase in selling and marketing expense is driven primarily by increased online marketing expenditures related to Ask.com and existing B2C downloadable applications. The increase in traffic acquisition costs is primarily due to increased revenue from our B2B operations.
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
Operating income (loss)

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Search & Applications	$340,117	$34,473	11%	$305,644	$101,638	50%	$204,006
Match	245,556	40,064	19%	205,492	67,937	49%	137,555
Local	(392)	(22,127)	NM	21,735	(3,798)	(15)%	25,533
Media	(29,860)	21,916	42%	(51,776)	(35,501)	(218)%	(16,275)
Other	(8,837)	(1,148)	(15)%	(7,689)	(3,793)	(97)%	(3,896)
Corporate	(120,381)	29,457	20%	(149,838)	(677)	—%	(149,161)
Total	$426,203	$102,635	32%	$323,568	$125,806	64%	$197,762

As a percentage of revenue	14%			12%			10%
________________________
NM = not meaningful
Refer to Note 15 to the consolidated financial statements for reconciliations of Operating Income Before Amortization to operating income (loss) by reportable segment.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Operating income in 2013 increased from 2012 primarily due to the increase of $94.4 million in Operating Income Before Amortization described above and a decrease of $32.6 million in non-cash compensation expense, partially offset by an increase of $24.1 million in amortization of intangibles. The decrease in non-cash compensation expense is primarily a result of the vesting of certain awards and an increase in the number of awards forfeited as compared to the prior year. The increase in amortization of intangibles is primarily related to the acquisition of The About Group and a $3.4 million impairment charge associated with an indefinite-lived intangible asset related to the CityGrid Media restructuring in the second quarter of 2013.

At December 31, 2013, there was $86.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.
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

Equity in losses of unconsolidated affiliates

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(6,615)	$18,730	74%	$(25,345)	$10,955	30%	$(36,300)
Equity in losses of unconsolidated affiliates in 2012 includes a pre-tax non-cash charge of $18.6 million related to the re-measurement of the carrying value of our equity method investment in News_Beast to fair value in connection with our acquisition of a controlling interest and losses related to News_Beast through May 31, 2012.
Equity in losses of unconsolidated affiliates in 2011 includes losses related to our equity method investment in News_Beast and a pre-tax non-cash charge of $11.7 million related to the re-measurement of the carrying value of Match's 27% equity method investment in Meetic to fair value (i.e., the tender offer price of €15.00 per share) in connection with our acquisition of a controlling interest. Partially offsetting these items are earnings related to Meetic through August 31, 2011.

Interest expense

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Interest expense	$(33,596)	$(27,447)	(446)%	$(6,149)	$(719)	(13)%	$(5,430)
Interest expense in 2013 increased from 2012 primarily due to the 4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes") on December 21, 2012 and the issuance of 4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes") on November 15, 2013.
Interest expense in 2012 increased from 2011 primarily due to the issuance of the 2012 Senior Notes.

Other income (expense), net

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Other income (expense), net	$30,309	$33,321	NM	$(3,012)	$(18,502)	NM	$15,490
Other income, net in 2013 is primarily due to a $35.9 million pre-tax gain related to the sale of long-term investments, consisting principally of certain marketable equity securities, partially offset by a $5.0 million write-down of a cost method investment to fair value.
Other expense, net in 2012 is primarily due to an $8.7 million other-than-temporary impairment charge related to a long-term marketable equity security. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of its unrealized loss and based on that evaluation recorded an impairment charge in the fourth quarter of 2012. Partially offsetting the impairment charge is $3.5 million in interest income and a $3.3 million pre-tax gain related to the sale of certain marketable equity securities.
Other income, net in 2011 is primarily due to $5.2 million in interest income, $4.6 million in gains associated with certain non-income tax refunds related to Match Europe, which was sold in 2009, a foreign currency exchange gain of $3.3 million related to the funds that were held in escrow for the Meetic tender offer and a $2.0 million pre-tax gain related to the sale of a marketable equity security.

Income tax (provision) benefit

	Years Ended December 31,
	2013	$ Change	% Change	2012	$ Change	% Change	2011
	(Dollars in thousands)
Income tax (provision) benefit	$(134,502)	NM	NM	$(119,215)	NM	NM	$4,047
In 2013, the Company recorded an income tax provision for continuing operations of $134.5 million, which represents an effective income tax rate of 32%. The 2013 effective rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates. In 2012, the Company recorded an income tax provision for continuing operations of $119.2 million, which represents an effective income tax rate of 41%. The 2012 effective rate is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for income tax contingencies, a valuation allowance on the deferred tax asset created by the other-than-temporary impairment charge related to a long-term marketable equity security and state taxes, partially offset by foreign income taxed at lower rates. In 2011, the Company recorded an income tax benefit for continuing operations of $4.0 million despite pre-tax income of a $171.5 million. The income tax benefit is due principally to the reversal of a previously established deferred tax liability described in the next sentence, reserve release due to the settlement of audits, expirations of statutes of limitations and foreign income taxed at lower rates. In connection with the acquisition of a controlling interest in Meetic in 2011, the Company concluded that it intends to indefinitely reinvest the earnings of Match’s international operations related to Meetic, including the 2009 gain on sale of Match Europe, outside of the United States, which resulted in the reversal of a deferred tax liability of $43.7 million.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in income tax provision for continuing operations and discontinued operations for the year ended December 31, 2013 is a $4.8 million expense and a $1.4 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in the income tax provision for continuing operations and discontinued operations for the year ended December 31, 2012 is a $5.2 million expense and a $2.8 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At December 31, 2013 and 2012, the Company has accrued $133.0 million and $117.5 million, respectively, for the payment of interest. At December 31, 2013 and 2012, the Company has accrued $5.1 million and $5.0 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. Various jurisdictions are currently under examination, the most significant of which are France, California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
On August 28, 2013, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 2001 through 2009. The statute of limitations for the years 2001 through 2009 expires on July 1, 2014. The resolution of this IRS examination resulted in a net liability to the IRS of $7.1 million. At December 31, 2013 and 2012, the Company has unrecognized tax benefits of $275.8 million and $379.3 million, respectively. Unrecognized tax benefits at December 31, 2013 decreased $103.5 million from December 31, 2012 due principally to the settlement of the audit of the federal income tax returns for the years ended December 31, 2001 through 2009. The reduction of unrecognized tax benefits was substantially offset by a reduction of receivables related to the same period. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease within twelve months of the current reporting date. An estimate of changes in unrecognized tax benefits, while potentially significant, cannot be made.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2013, the Company had $1.1 billion of cash and cash equivalents, $6.0 million of marketable securities, and $1.1 billion of long-term debt. Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of time deposits and AAA rated money market funds. Marketable securities consist of equity securities and a short-to-medium-term debt security issued by an investment grade corporate issuer. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in equity securities as part of its investment strategy. Long-term debt is comprised of $500.0 million in 2013 Senior Notes due November 30, 2018, $500.0 million in 2012 Senior Notes due December 15, 2022 and $80.0 million in Liberty Bonds due September 1, 2035. The proceeds received from the issuance of our 2013 and 2012 Senior Notes will be used for general corporate purposes.
At December 31, 2013, $313.4 million of the $1.1 billion of cash and cash equivalents was held by the Company's foreign subsidiaries. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes and we have not provided for any such tax. However, the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.
In summary, the Company's cash flows attributable to continuing operations are as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$410,961	$354,527	$372,386
Net cash used in investing activities	(80,017)	(352,088)	(25,186)
Net cash provided by (used in) financing activities	17,922	44,301	(372,233)
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, asset impairment charges, excess tax benefits from stock-based awards, deferred income taxes, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, as well as gain on sales of long-term investments and gain on sales of assets, and the effect of changes in working capital activities. Net cash provided by operating activities attributable to continuing operations in 2013 consists of earnings from continuing operations of $281.8 million, adjustments for non-cash items and gains on sales of long-term investments and assets totaling $110.8 million, and cash provided by working capital activities of $18.4 million. Adjustments for non-cash items and sales of long-term investments and assets primarily consist of $59.8 million of amortization of intangibles, $58.9 million of depreciation, $53.0 million of non-cash compensation expense, partially offset by $32.9 million of excess tax benefits from stock-based awards, $35.9 million of gain on sales of long-term investments and $14.8 million of gain on sales of assets. The increase in cash from changes in working capital activities primarily consists of an increase in income taxes payable of $49.2 million and a decrease in accounts receivable of $10.4 million, partially offset by an increase of $34.6 million in other assets. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The decrease in accounts receivable is primarily due to a $14.8 million decrease in accounts receivable related to Newsweek's transition to a digital only publication and our services agreement with Google; the related receivable from Google was $112.3 million and $125.3 million at December 31, 2013 and 2012, respectively. These decreases were partially offset by an increase in accounts receivable at Electus due to higher revenue. The increase in other assets is primarily due to an increase in short-term and long-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced.
Net cash used in investing activities attributable to continuing operations in 2013 includes cash consideration used in acquisitions and investments of $91.8 million, which includes the acquisition of Twoo, and capital expenditures of $80.3 million, which includes $23.6 million related to the purchase of a 50% ownership interest in an aircraft, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $82.5 million.
Net cash provided by financing activities attributable to continuing operations in 2013 includes $500.0 million in proceeds from the issuance of our 2013 Senior Notes and excess tax benefits from stock-based awards of $32.9 million, partially offset by $264.2 million for the repurchase of 4.5 million shares of common stock at an average price of $50.63 per share, $79.2 million related to the payment of cash dividends to IAC shareholders, $71.5 million held in escrow related to the Meetic tender offer, $67.9 million for the purchase of noncontrolling interests in Meetic and a subsidiary of HomeAdvisor,

$15.8 million for the payment of our 2002 Senior Notes, which were due January 15, 2013, and $7.4 million of debt issuance costs associated with our 2013 Senior Notes.
Net cash provided by operating activities attributable to continuing operations in 2012 consists of earnings from continuing operations of $169.8 million, adjustments for non-cash items of $204.2 million and cash used in working capital activities of $19.5 million. Adjustments for non-cash items primarily consists of $85.6 million of non-cash compensation expense, $52.5 million of depreciation, $37.1 million of deferred income taxes, $35.8 million of amortization of intangibles and $25.3 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $18.6 million to re-measure the carrying value of our investment in News_Beast to fair value in connection with our acquisition of a controlling interest, partially offset by $57.1 million of excess tax benefits from stock-based awards. The deferred income tax provision primarily relates to the vesting of restricted stock units, the exercise of stock options and the accelerated payment of 2012 bonuses. The decrease in cash from changes in working capital activities primarily consists of an increase of $31.0 million in accounts receivable, an increase of $23.0 million in other assets, a decrease in accounts payable and other current liabilities of $14.4 million, partially offset by an increase in income taxes payable of $47.0 million. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our services agreement with Google; the related receivable from Google was $125.3 million and $105.7 million at December 31, 2012 and 2011, respectively. While our Match and HomeAdvisor businesses experienced growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The increase in other assets is primarily related to a receivable for insurance claims related to Hurricane Sandy, an increase in capitalized downloadable search toolbar costs and an increase in short-term production costs at certain of our Media businesses that are capitalized as the television program, video or film is being produced. The decrease in accounts payable and other current liabilities is primarily due to a decrease in accrued employee compensation and benefits, partially offset by an increase in accrued advertising expense. The decrease in accrued employee compensation and benefits is due to the payment of the 2012 and 2011 bonuses in 2012. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Search & Applications. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments.
Net cash used in investing activities attributable to continuing operations in 2012 includes cash consideration used in acquisitions and investments of $447.1 million primarily related to the acquisition of The About Group, and capital expenditures of $51.2 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $155.7 million.
Net cash provided by financing activities attributable to continuing operations in 2012 includes $500.0 million in proceeds from the issuance of our 2012 Senior Notes, proceeds related to the issuance of common stock, net of withholding taxes, of $262.8 million, and excess tax benefits from stock-based awards of $57.1 million, partially offset by $691.8 million for the repurchase of 15.5 million shares of common stock at an average price of $46.09 per share, $68.2 million related to the payment of cash dividends to IAC shareholders and $11.0 million of debt issuance costs associated with our 2012 Senior Notes. Included in the proceeds related to the issuance of common stock are proceeds of $284.1 million from the exercise of warrants to acquire 11.7 million shares of IAC common stock, some of which were exercised on a cashless or net basis. The weighted average strike price of the warrants was $28.40 per share.
Net cash provided by operating activities attributable to continuing operations in 2011 consists of earnings from continuing operations of $175.6 million, adjustments for non-cash items of $154.7 million and cash provided by working capital activities of $42.1 million. Adjustments for non-cash items primarily consists of $88.6 million of non-cash compensation expense, $56.7 million of depreciation, $36.3 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $11.7 million to re-measure the carrying value of our investment in Meetic to fair value in connection with our acquisition of a controlling interest and $22.1 million of amortization of intangibles, partially offset by $35.5 million of deferred income taxes and $22.2 million of excess tax benefits from stock-based awards. The deferred income tax benefit primarily relates to the reversal of a previously established deferred tax liability in connection with the acquisition of a controlling interest in Meetic. The increase in cash from changes in working capital activities primarily consists of an increase of $57.2 million in accounts payable and other current liabilities and an increase of $48.9 million in deferred revenue, partially offset by an increase in accounts receivable of $58.3 million. The increase in accounts payable and other current liabilities is primarily due to an increase in accrued advertising expense, an increase in accrued employee compensation and benefits and an increase in accrued revenue share expense. The increase in accrued advertising expense is primarily due to an increase in advertising and promotional expenditures at Search & Applications. The increase in accrued employee compensation and benefits is primarily due to the increase in the 2011 bonus accrual which was paid entirely in the first quarter of 2012 as compared to the 2010 bonus accrual which was partially paid in December of 2010 and the remainder in the first quarter of 2011. The increase in accrued revenue share expense is primarily due to an increase in traffic acquisition costs at Search & Applications. The increase in deferred revenue is primarily due to the growth in subscription revenue at Match, which includes an increase of $29.5 million in deferred revenue at Meetic, as well as growth at Electus, Vimeo and Notional. The increase in accounts receivable is primarily due to the growth in revenue earned from our services agreement with Google;

the related receivable from Google was $105.7 million and $70.5 million at December 31, 2011 and 2010, respectively. While our Match, Media and HomeAdvisor businesses experienced strong growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses.
Net cash used in investing activities attributable to continuing operations in 2011 includes cash consideration used in acquisitions and investments of $368.7 million primarily related to the acquisitions of Meetic and OkCupid and the investment in Zhenai Inc. and capital expenditures of $40.0 million primarily related to the internal development of software to support our products and services, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $396.2 million.
Net cash used in financing activities attributable to continuing operations in 2011 includes $507.8 million for the repurchase of 13.6 million shares of common stock at an average price of $38.20 per share and $10.7 million related to the payment of cash dividends to IAC shareholders, partially offset by proceeds related to the issuance of common stock, net of withholding taxes, of $132.8 million, and excess tax benefits from stock-based awards of $22.2 million. Included in the proceeds related to the issuance of common stock are proceeds of $76.0 million from the exercise of warrants to acquire 3.2 million shares of IAC common stock. The weighted average strike price of the warrants was $26.90 per share.
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company has a $300.0 million revolving credit facility, which expires on December 21, 2017, and is available as an additional source of financing. At December 31, 2013, there were no outstanding borrowings under the revolving credit facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2014 capital expenditures will be lower than 2013. At December 31, 2013, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On February 4, 2014, IAC declared a quarterly cash dividend of $0.24 per share of common and Class B common stock outstanding payable on March 1, 2014 to stockholders of record on February 15, 2014. Future declarations of dividends are subject to the determination of IAC's Board of Directors.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$53,141	$104,250	$604,250	$743,000	$1,504,641
Operating leases	26,295	51,637	42,403	197,846	318,181
Purchase obligations(c)	8,534	3,009	—	—	11,543
Total contractual cash obligations	$87,970	$158,896	$646,653	$940,846	$1,834,365
_______________________________________________________________________________

(a)
The Company has excluded $294.7 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 4 to the consolidated financial statements.

(b)	Represents contractual amounts due including interest.

(c)
The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. Purchase obligations also include minimum payments due under telecommunication contracts related to data transmission lines.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(d)	Less Than 1 Year	1–3 Years	Total
	(In thousands)
Letters of credit and surety bonds	$2,937	$69	$3,006
_______________________________________________________________________________

(d)	Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2013.

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
RECONCILIATION OF OPERATING INCOME BEFORE AMORTIZATION
For a reconciliation of Operating Income Before Amortization to operating income (loss) by reportable segment for the years ended December 31, 2013, 2012 and 2011, see Note 15 to the consolidated financial statements.

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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The annual assessments identified no impairment charges in 2013, 2012 or 2011. The value of goodwill and indefinite-lived intangible assets that is subject to annual assessment for impairment is $1.7 billion and $376.3 million, respectively, at December 31, 2013.
In 2012, the Company adopted Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment," which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 25% in both 2013 and 2012. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.
At October 1, 2013, the date of our most recent annual impairment assessment, the fair value of six of the Company's eight reporting units significantly exceed their carrying values, and the fair value of Tutor and Felix, both of which were acquired in 2012, approximates their carrying value. Any impairment charge that might result in the future would be determined based upon the excess of the carrying value of goodwill over its implied fair value using the second step of the impairment analysis that is described above but, in any event, would not be expected to be lower than the excess of the carrying value of the reporting unit over its fair value. The primary driver in the DCF valuation analyses and the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability. Generally, the Company would expect to record an impairment if forecasted revenue and profitability are no longer expected to be achieved and as a result, the carrying value of a reporting unit(s) exceeds its fair value. This assessment would be based, in part, upon the performance of its businesses relative to budget, the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
In 2012, the Company adopted ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, the fair value of the asset does not need to be determined; otherwise the fair value of the indefinite-lived intangible asset must be determined and compared to its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10% to 18% in both 2013 and 2012, and the royalty rates used ranged from 1% to 9% in both 2013 and 2012.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. During 2013 and 2011 the Company wrote off certain capitalized software costs. These charges are more fully described above in "Results of Operations for the Years Ended December 31, 2013, 2012 and 2011 - Depreciation." The carrying value of property and equipment and definite-lived intangible assets is $363.0 million at December 31, 2013.
Income Taxes
Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 4 to the consolidated financial statements, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. As of December 31, 2013, the balance of deferred tax liabilities, net, is $286.6 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. At December 31, 2013, the Company has unrecognized tax benefits of $408.8 million, including interest. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
Stock-Based Compensation
As disclosed in the notes to the consolidated financial statements, the Company estimated the fair value of stock options issued in 2013, 2012 and 2011 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 1.0%, 0.6% and 2.3%, respectively, a dividend yield of 2.0%, 1.2% and zero, respectively, volatility factors of 29%, 31% and 30%, respectively, based on the historical stock price volatilities of IAC and a weighted average expected term of the stock options of 6.2 years, 4.4 years and 6.1 years, respectively. For stock options, including unvested stock options assumed in acquisitions, the value of the stock option is measured at the grant date (or acquisition date, if applicable) at fair value and expensed over the remaining vesting term. The impact on non-cash compensation expense for the year ended December 31, 2013, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor, and a one year increase in the weighted average expected term of the outstanding options would be an increase of $2.0 million, $9.2 million, and $3.9 million, respectively. The Company also issues RSUs and performance-based RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation expense over the vesting term. For performance-based RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term when the performance targets are considered probable of being achieved.

Marketable Securities and Long-term Investments
Marketable securities consist of equity securities and a short-to-medium-term debt security issued by an investment grade corporate issuer. Long-term investments include equity securities accounted for under the equity and cost methods and marketable equity securities. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in marketable equity securities as part of its investment strategy.
Marketable securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings. The Company recognizes unrealized losses on marketable securities in net earnings when the losses are determined to be other-than-temporary. Additionally, the Company evaluates each cost and equity method investment for indicators of impairment on a quarterly basis, and recognizes an impairment loss if the decline in value is deemed to be other-than-temporary. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of the Company's investments to decline.
The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the length of time and extent to which fair value has been less than the cost basis, the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. During 2013, the Company recognized an impairment charge of $5.0 million related to a cost method investment and during 2012, the Company recorded an impairment charge of $8.7 million related to one of its long-term marketable equity securities. These charges are more fully described above in "Results of Operations for the Years Ended December 31, 2013, 2012 and 2011 - Other income (expense), net."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, marketable debt securities and long-term debt.
The Company invests its excess cash in certain cash equivalents and marketable debt securities, which consist of money market funds and a short-to-medium-term debt security issued by an investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential impairment of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. During 2013, the Company did not record any other-than-temporary impairment charges related to its cash equivalents and marketable debt securities.
Based on the Company's total investment in marketable debt securities at December 31, 2013, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of these securities by less than $0.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of $1.1 billion is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.
At December 31, 2013, the Company's outstanding debt is $1.1 billion, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $67.5 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Equity Price Risk
The Company is exposed to market risk as it relates to changes in the market value of its investments.
At December 31, 2013, the Company has three investments in equity securities of publicly traded companies. These available-for-sale marketable equity securities are reported at fair value based on their quoted market prices with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market. During 2013, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity securities. During 2012, the Company recorded an $8.7 million other-than-temporary impairment charge related to one of its available-for-sale marketable equity securities. The other-than-temporary impairment charge is included in "Other income (expense), net" in the accompanying consolidated statement of operations.
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
The economic impact of foreign currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign currency exchange gains and losses are not material to the Company's earnings in 2013, 2012 and 2011. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency exchange risks because cash flows from international operations are generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency exchange risks. The

Company's objective in managing its foreign currency exchange risk is to minimize its potential exposure to the changes that foreign currency exchange rates might have on its earnings, cash flows and financial position.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IAC/InterActiveCorp
We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 26, 2014

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,100,444	$749,977
Marketable securities	6,004	20,604
Accounts receivable, net of allowance of $8,540 and $11,088, respectively	207,408	229,830
Other current assets	161,530	156,339
Total current assets	1,475,386	1,156,750
Property and equipment, net	293,964	270,512
Goodwill	1,675,323	1,616,154
Intangible assets, net	445,336	482,904
Long-term investments	179,990	161,278
Other non-current assets	164,685	118,230
TOTAL ASSETS	$4,234,684	$3,805,828
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current maturities of long-term debt	$—	$15,844
Accounts payable, trade	77,653	98,314
Deferred revenue	158,206	155,499
Accrued expenses and other current liabilities	351,038	355,232
Total current liabilities	586,897	624,889
Long-term debt, net of current maturities	1,080,000	580,000
Income taxes payable	416,384	479,945
Deferred income taxes	320,748	323,403
Other long-term liabilities	58,393	31,830

Redeemable noncontrolling interests	42,861	58,126

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 250,982,079 shares and outstanding 76,404,552 and 78,471,784 shares, respectively	251	251
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,562,567	11,607,367
Accumulated deficit	(32,735)	(318,519)
Accumulated other comprehensive loss	(13,046)	(32,169)
Treasury stock 184,945,527 and 182,878,295 shares, respectively	(9,830,317)	(9,601,218)
Total IAC shareholders' equity	1,686,736	1,655,728
Noncontrolling interests	42,665	51,907
Total shareholders' equity	1,729,401	1,707,635
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,234,684	$3,805,828
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenue	$3,022,987	$2,800,933	$2,059,444
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,000,101	990,797	753,889
Selling and marketing expense	964,131	894,545	617,198
General and administrative expense	372,470	386,088	321,062
Product development expense	141,330	117,683	90,757
Depreciation	58,909	52,481	56,719
Amortization of intangibles	59,843	35,771	22,057
Total costs and expenses	2,596,784	2,477,365	1,861,682
Operating income	426,203	323,568	197,762
Equity in losses of unconsolidated affiliates	(6,615)	(25,345)	(36,300)
Interest expense	(33,596)	(6,149)	(5,430)
Other income (expense), net	30,309	(3,012)	15,490
Earnings from continuing operations before income taxes	416,301	289,062	171,522
Income tax (provision) benefit	(134,502)	(119,215)	4,047
Earnings from continuing operations	281,799	169,847	175,569
Earnings (loss) from discontinued operations, net of tax	1,926	(9,051)	(3,992)
Net earnings	283,725	160,796	171,577
Net loss (earnings) attributable to noncontrolling interests	2,059	(1,530)	2,656
Net earnings attributable to IAC shareholders	$285,784	$159,266	$174,233

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$3.40	$1.95	$2.05
Diluted earnings per share from continuing operations	$3.27	$1.81	$1.89
Basic earnings per share	$3.42	$1.85	$2.01
Diluted earnings per share	$3.29	$1.71	$1.85

Dividends declared per share	$0.96	$0.72	$0.12

Non-cash compensation expense by function:
Cost of revenue	$2,863	$6,219	$5,359
Selling and marketing expense	2,813	4,760	4,807
General and administrative expense	42,487	68,640	70,894
Product development expense	4,842	6,006	7,528
Total non-cash compensation expense	$53,005	$85,625	$88,588
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net earnings	$283,725	$160,796	$171,577
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	7,353	712	(49,438)
Change in net unrealized gains (losses) on available-for-sale securities (net of tax benefits of $3,050 in 2013 and $3,981 in 2012 and tax provision of $5,460 in 2011)	15,442	(19,827)	11,212
Total other comprehensive income (loss)	22,795	(19,115)	(38,226)
Comprehensive income	306,520	141,681	133,351
Comprehensive (income) loss attributable to noncontrolling interests	(1,613)	(2,141)	10,893
Comprehensive income attributable to IAC shareholders	$304,907	$139,540	$144,244

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		Accumulated Deficit			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2010	$59,869	$226	225,874	$16	16,157	$11,047,884	$(652,018)	$17,546	$(8,363,586)	$2,050,068	$—	$2,050,068
Net (loss) earnings for the year ended December 31, 2011	(239)	—	—	—	—	—	174,233	—	—	174,233	(2,417)	171,816
Other comprehensive loss, net of tax	(2,968)	—	—	—	—	—	—	(29,989)	—	(29,989)	(5,269)	(35,258)
Noncontrolling interests related to acquisition of Meetic S.A.	36,656	—	—	—	—	—	—	—	—	—	64,831	64,831
Decrease in redeemable noncontrolling interests in a consolidated Latin American venture resulting from the acquisition of Meetic	(37,917)	—	—	—	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	—	—	—	86,725	—	—	—	86,725	1,049	87,774
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	5	5,010	—	—	56,731	—	—	—	56,736	—	56,736
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	28,363	—	—	—	28,363	—	28,363
Issuance of common stock upon the exercise of warrants	—	3	3,217	—	—	76,039	—	—	—	76,042	—	76,042
Dividends	—	—	—	—	—	(11,296)	—	—	—	(11,296)	(3,103)	(14,399)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(518,637)	(518,637)	—	(518,637)
Purchase of noncontrolling interests	(5,779)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,273	—	—	—	—	(4,273)	—	—	—	(4,273)	—	(4,273)
Other	(3,546)	—	—	—	—	—	—	—	(2,923)	(2,923)	—	(2,923)
Balance as of December 31, 2011	$50,349	$234	234,101	$16	16,157	$11,280,173	$(477,785)	$(12,443)	$(8,885,146)	$1,905,049	$55,091	$1,960,140
Net (loss) earnings for the year ended December 31, 2012	(1,118)	—	—	—	—	—	159,266	—	—	159,266	2,648	161,914
Other comprehensive income (loss), net of tax	207	—	—	—	—	—	—	(19,726)	—	(19,726)	404	(19,322)
Non-cash compensation expense	—	—	—	—	—	82,807	—	—	—	82,807	2,818	85,625
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	5	5,153	—	—	(16,503)	—	—	—	(16,498)	—	(16,498)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	49,967	—	—	—	49,967	—	49,967
Issuance of common stock upon the exercise of warrants	—	12	11,728	—	—	284,099	—	—	—	284,111	—	284,111
Dividends	—	—	—	—	—	(68,901)	—	—	—	(68,901)	—	(68,901)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(716,072)	(716,072)	—	(716,072)
Purchase of redeemable noncontrolling interests	(2,955)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,275	—	—	—	—	(4,275)	—	—	—	(4,275)	—	(4,275)
Transfer from noncontrolling interests to redeemable noncontrolling interests	10,049	—	—	—	—	—	—	—	—	—	(10,049)	(10,049)
Other	(2,681)	—	—	—	—	—	—	—	—	—	995	995
Balance as of December 31, 2012	$58,126	$251	250,982	$16	16,157	$11,607,367	$(318,519)	$(32,169)	$(9,601,218)	$1,655,728	$51,907	$1,707,635

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

			IAC Shareholders' Equity

			Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Redeemable Noncontrolling Interests		$	Shares	$	Shares		Accumulated Deficit			Total IAC Shareholders' Equity	Noncontrolling Interests		Total Shareholders' Equity
			(In thousands)
Net (loss) earnings for the year ended ended December 31, 2013	(3,264)		—	—	—	—	—	285,784	—	—	285,784	1,205		286,989
Other comprehensive income, net of tax	2,305		—	—	—	—	—	—	19,123	—	19,123	1,367		20,490
Non-cash compensation expense	—		—	—	—	—	51,883	—	—	—	51,883	1,122		53,005
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—		—	—	—	—	(9,899)	—	—	2	(9,897)	—		(9,897)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—		—	—	—	—	30,986	—	—	—	30,986	—		30,986
Dividends	—		—	—	—	—	(77,830)	—	—	—	(77,830)	—		(77,830)
Purchase of treasury stock	—		—	—	—	—	—	—	—	(229,101)	(229,101)	—		(229,101)
Purchase of redeemable noncontrolling interests	(55,576)		—	—	—	—	—	—	—	—	—	—		—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(12,371)	—	(12,371)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	40,638		—	—	—	—	(42,947)	—	—	—	(42,947)	2,309		(40,638)
Transfer from noncontrolling interests to redeemable noncontrolling interests	2,874		—	—	—	—	—	—	—	—	—	(2,874)		(2,874)
Other	(2,242)		—	—	—	—	3,007	—	—	—	3,007	—		3,007
Balance as of December 31, 2013	$42,861		$251	250,982	$16	16,157	$11,562,567	$(32,735)	$(13,046)	$(9,830,317)	$1,686,736	$42,665		$1,729,401
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$283,725	$160,796	$171,577
Less: earnings (loss) from discontinued operations, net of tax	1,926	(9,051)	(3,992)
Earnings from continuing operations	281,799	169,847	175,569
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	53,005	85,625	88,588
Depreciation	58,909	52,481	56,719
Amortization of intangibles	59,843	35,771	22,057
Impairment of long-term investments	5,268	8,685	—
Excess tax benefits from stock-based awards	(32,891)	(57,101)	(22,166)
Deferred income taxes	(9,096)	37,076	(35,483)
Equity in losses of unconsolidated affiliates	6,615	25,345	36,300
Acquisition-related contingent consideration fair value adjustments	343	—	—
Gain on sales of long-term investments	(35,856)	(3,326)	(1,974)
Gain on sales of assets	(14,752)	(250)	(1,338)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,421	(30,991)	(58,314)
Other assets	(34,632)	(22,991)	1,287
Accounts payable and other current liabilities	(766)	(14,384)	57,228
Income taxes payable	49,191	47,010	(7,048)
Deferred revenue	(5,841)	1,864	48,950
Other, net	19,401	19,866	12,011
Net cash provided by operating activities attributable to continuing operations	410,961	354,527	372,386
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(40,690)	(411,035)	(278,469)
Capital expenditures	(80,311)	(51,201)	(39,954)
Proceeds from maturities and sales of marketable debt securities	12,502	195,501	584,935
Purchases of marketable debt securities	—	(53,952)	(203,970)
Proceeds from sales of long-term investments	69,968	14,194	15,214
Purchases of long-term investments	(51,080)	(36,094)	(90,245)
Other, net	9,594	(9,501)	(12,697)
Net cash used in investing activities attributable to continuing operations	(80,017)	(352,088)	(25,186)
Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt	500,000	500,000	—
Principal payments on long-term debt	(15,844)	—	—
Purchase of treasury stock	(264,214)	(691,830)	(507,765)
Dividends	(79,189)	(68,163)	(10,668)
Issuance of common stock, net of withholding taxes	(5,077)	262,841	132,785
Excess tax benefits from stock-based awards	32,891	57,101	22,166
Purchase of noncontrolling interests	(67,947)	(4,891)	(3,843)
Funds transferred to escrow for Meetic tender offer	(71,512)	—	—
Debt issuance costs	(7,399)	(11,001)	—
Other, net	(3,787)	244	(4,908)
Net cash provided by (used in) financing activities attributable to continuing operations	17,922	44,301	(372,233)
Total cash provided by (used in) continuing operations	348,866	46,740	(25,033)
Total cash used in discontinued operations	(1,877)	(3,472)	(8,417)
Effect of exchange rate changes on cash and cash equivalents	3,478	2,556	(4,496)
Net increase (decrease) in cash and cash equivalents	350,467	45,824	(37,946)
Cash and cash equivalents at beginning of period	749,977	704,153	742,099
Cash and cash equivalents at end of period	$1,100,444	$749,977	$704,153
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—ORGANIZATION
IAC is a leading media and internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor and Vimeo. Focused in the areas of search, applications, online dating, local and media, IAC's family of websites is one of the largest in the world, with more than a billion monthly visits across more than 100 countries. IAC includes the businesses comprising its Search & Applications, Match, Local, Media and Other segments, as well as investments in unconsolidated affiliates.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
Search & Applications
Our Search & Applications segment consists of: Websites, including Ask.com, About.com, Dictionary.com and Citysearch.com (among other properties), through which we provide search services and content; and Applications, including our direct to consumer downloadable applications operations ("B2C") and our partnership operations ("B2B").
Match
Through the brands and businesses within our Match segment, we are a leading provider of subscription-based and ad-supported online personals services in North America, Europe, Latin America, Australia and Asia. We provide these services through websites and applications that we own and operate. Our European operations are conducted through Meetic S.A. ("Meetic"), which is based in France.
Local
Our Local segment consists of HomeAdvisor and Felix.
HomeAdvisor is a leading online marketplace for matching consumers with home services professionals in the United States, as well as in France, the Netherlands and the United Kingdom under various brands.
Felix, which was acquired in August 2012, is a pay-per-call advertising service that powers local commerce by connecting consumers to local businesses at the moment they are ready to make a purchase decision.
Media
Our Media segment consists primarily of Vimeo, Electus, Daily Burn and The Daily Beast.
Vimeo is a leading global video hosting platform. Vimeo offers video creators simple, professional grade tools to share, distribute and monetize content online, and provides viewers a clutter-free environment to watch content across a variety of internet connected devices.
Electus is an integrated multimedia entertainment studio that unites producers, creators, advertisers and distributors to produce video content for distribution across a variety of platforms in the United States and various jurisdictions abroad. Electus also operates Electus Digital, which consists of the following websites and properties: CollegeHumor.com, Dorkly.com, WatchLOUD.com, YouTube channels WatchLOUD, Nuevon and Hungry and Big Breakfast (a production company).
DailyBurn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, Xbox and internet-enabled "connected" televisions.
The Daily Beast (formerly News_Beast) is a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors.
Other
Our Other segment consists primarily of Shoebuy, a leading internet retailer of footwear and related apparel and accessories, and Tutor, an online tutoring solution, which was acquired in December 2012.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation and Accounting for Investments
The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and accounts have been eliminated.
Investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest, are accounted for using the equity method. Investments in the common stock or in-substance common stock of entities in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. Investments in companies that IAC does not control, that are not in the form of common stock or in-substance common stock, are also accounted for using the cost method of accounting. The Company evaluates each cost and equity method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee company utilizes cash and the investee company's ability to obtain additional financing to achieve its business plan; the need for changes to the investee company's existing business model due to changing business environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
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
Search & Applications
The Search & Applications segment's revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries, as well as from advertisements appearing on its destination search websites and portals and certain third party websites and the syndication of search results generated by Ask-branded destination search websites. The Company obtains the substantial majority of its paid listings from third-party providers, primarily Google Inc. ("Google"). Paid listings are priced on a price per click and when a user submits a search query and clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with the Company. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user's click is generated by a third party website, the Company recognizes the amount due from Google as revenue and records the revenue share obligation to the third-party website as traffic acquisition costs.
Match
Match's revenue is derived primarily from subscription fees for subscription-based online personals and related services. Subscription fee revenue is recognized over the terms of the applicable subscriptions, which primarily range from one to six months. Deferred revenue at Match is $116.5 million and $103.9 million at December 31, 2013 and 2012, respectively. Match also earns revenue from online advertising, which is recognized when an ad is displayed, and the purchase of add-on or premium features.
Local
HomeAdvisor's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a consumer lead. HomeAdvisor's membership subscription revenue is generated through subscription sales to service

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

professionals and is deferred and recognized over the period of the membership. HomeAdvisor's website hosting revenue is deferred and recognized over the period of the hosting agreement. HomeAdvisor's activation revenue is generated through the enrollment and activation of a new home service professional. Activation revenue is initially deferred and recognized over twenty-four months. Deferred revenue at HomeAdvisor is $4.0 million and $3.0 million at December 31, 2013 and 2012, respectively.
Media
Revenue of media businesses included in this segment is generated primarily through advertising, media production and subscriptions. Advertising revenue is recognized when an ad is displayed or over the period earned, media production revenue is recognized based on delivery and acceptance and subscription fee revenue is recognized over the terms of the applicable subscriptions, which are one month or one year.
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
Tutor's revenue consists of subscription fees that generally entitle the subscriber to a certain amount of tutor sessions over a certain period of time. The subscription revenue is recognized over the term of the subscription based on usage.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of time deposits and AAA rated money market funds.
Marketable Securities
The Company invests in certain marketable securities, which primarily consist of equity securities and a short-to-medium-term debt security issued by investment grade corporate issuer. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in marketable equity securities as part of its investment strategy. All marketable securities are classified as available-for-sale and are reported at fair value. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation and other employee-related costs for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. During the second quarter of 2013, the Company wrote off $2.7 million in capitalized software costs at The About Group primarily related to projects that commenced prior to its acquisition. During 2011, the Company wrote off $4.9 million in capitalized software costs associated with the exit of the Company's direct sponsored listings business. The net book value of capitalized internal use software is $30.9 million and $33.4 million at December 31, 2013 and 2012, respectively.
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
In 2012, the Company adopted Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment", which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, the fair value of the reporting unit has to be determined and if the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. The Company also adopted Accounting Standards Update 2012-02 "Testing Indefinite-Lived Intangible Assets for Impairment" in 2012, which gives companies the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, the fair value of the asset does not need to be determined; otherwise, the fair value of the indefinite-lived intangible asset has to be determined and if its carrying value exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
The Company determines the fair values of its reporting units using discounted cash flow ("DCF") analyses, and typically corroborates the concluded fair value using a market based valuation approach. Determining fair value requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on each reporting unit's current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 25% in both 2013 and 2012.
The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10% to 18% in both 2013 and 2012, and the royalty rates used ranged from 1% to 9% in both 2013 and 2012.
The Company's reporting units are consistent with its determination of its operating segments. Goodwill is tested for impairment at the reporting unit level. The Company's operating segments, reporting units and reportable segments are as follows:

Operating Segment and Reporting Unit	Reportable Segment
Search & Applications	Search & Applications
Match	Match
HomeAdvisor	Local
Felix	Local
Connected Ventures	Media
DailyBurn	Media
Shoebuy	Other
Tutor	Other
Media and Other include other operating segments that do not have goodwill. See Note 15 for additional information regarding the Company's method of determining operating and reportable segments.
There were no material impairment charges recorded in 2013, 2012 or 2011. At October 1, 2013, the date of our most recent annual impairment assessment, the fair value of six of the Company's eight reporting units significantly exceed their carrying values, and the fair value of Tutor and Felix, both of which were acquired in 2012, approximates their carrying value.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, which consist of property and equipment and intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is computed either on a straight-line basis or based on the pattern in which the economic benefits of the asset will be realized.
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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and third parties that distribute our B2C downloadable applications, and offline marketing, which is primarily television advertising. Advertising expense is $828.8 million, $774.1 million and $499.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income into earnings. Such gains totaled $9.2 million during the year ended December 31, 2011, and are included in "Earnings (loss) from discontinued operations, net of tax" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See Note 14 for a further description of the Company's stock-based compensation plans.
Redeemable Noncontrolling Interests
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates over the next two years. During 2013, two of these arrangements became exercisable. There are no put and call arrangements that became exercisable during 2012. During 2011, one of these arrangements became exercisable. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2013, 2012 and 2011, the Company recorded adjustments of $40.6 million, $4.3 million and $4.3 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Noncontrolling interests in the consolidated subsidiaries of the Company should ordinarily be reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders' equity. Accordingly, if redemption of the noncontrolling interests is outside the control of the Company, the interests are included outside of shareholders' equity in the accompanying consolidated balance sheet.
Redeemable noncontrolling interests at December 31, 2013 and 2012 relate to certain operations included in the Match, Media and Other segments.
Noncontrolling Interests
Noncontrolling interests at December 31, 2013 and 2012 relate principally to Meetic.
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google, which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2013, 2012 and 2011, revenue earned from Google is $1.5 billion, $1.4 billion and $970.4 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $112.3 million and $125.3 million at December 31, 2013 and 2012, respectively.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2013	2012
	(In thousands)
Other current assets:
Deferred income taxes	$34,381	$20,343
Prepaid expenses	23,942	22,877
Capitalized downloadable search toolbar costs, net	21,171	22,205
Production costs	17,717	20,099
Income taxes receivable	12,242	27,437
Other	52,077	43,378
Other current assets	$161,530	$156,339

	December 31,
	2013	2012
	(In thousands)
Property and equipment, net:
Buildings and leasehold improvements	$246,283	$238,652
Computer equipment and capitalized software	214,762	197,402
Furniture and other equipment	78,451	42,949
Projects in progress	14,649	19,303
Land	5,117	5,117
	559,262	503,423
Accumulated depreciation and amortization	(265,298)	(232,911)
Property and equipment, net	$293,964	$270,512

	December 31,
	2013	2012
	(In thousands)
Other non-current assets:
Restricted cash - funds held in escrow for Meetic tender offer	$71,512	$—
Production costs	22,423	—
Income taxes receivable	19,217	79,130
Other	51,533	39,100
Other non-current assets	$164,685	$118,230

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2013	2012
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$85,006	$51,537
Accrued revenue share expense	72,274	78,196
Accrued advertising expense	63,406	73,381
Income taxes payable	16,159	17,679
Unsettled treasury stock purchases	—	35,113
Other	114,193	99,326
Accrued expenses and other current liabilities	$351,038	$355,232

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
Service revenue	$2,869,822	$2,639,409	$1,932,289
Product revenue	153,165	161,524	127,155
Revenue	$3,022,987	$2,800,933	$2,059,444

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of revenue:
Cost of service revenue	$883,730	$835,440	$659,069
Cost of product revenue	116,371	155,357	94,820
Cost of revenue	$1,000,101	$990,797	$753,889

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Other income (expense), net:
Gain on sales of long-term investments	$35,856	$3,326	$1,974
Interest income	2,608	3,462	5,205
Foreign currency exchange (losses) gains, net	(2,883)	(1,050)	3,660
Impairment of long-term investments	(5,268)	(8,685)	—
Non-income tax refunds related to Match Europe, which was sold in 2009	—	—	4,630
Other	(4)	(65)	21
Other income (expense), net	$30,309	$(3,012)	$15,490

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INCOME TAXES
U.S. and foreign earnings from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
U.S.	$331,520	$214,675	$142,623
Foreign	84,781	74,387	28,899
Total	$416,301	$289,062	$171,522
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current income tax provision (benefit):
Federal	$115,250	$56,439	$49,450
State	13,946	9,204	(26,510)
Foreign	14,402	16,496	8,496
Current income tax provision	143,598	82,139	31,436
Deferred income tax (benefit) provision:
Federal	(821)	40,414	(23,293)
State	(2,117)	1,978	639
Foreign	(6,158)	(5,316)	(12,829)
Deferred income tax (benefit) provision	(9,096)	37,076	(35,483)
Income tax provision (benefit)	$134,502	$119,215	$(4,047)
The current income tax payable was reduced by $32.9 million, $57.1 million and $22.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, for excess tax deductions attributable to stock-based compensation. The related income tax benefits are recorded as increases to additional paid-in capital.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes (payable) receivable and deferred tax (liabilities) assets are included in the following captions in the accompanying consolidated balance sheet at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Income taxes (payable) receivable:
Other current assets	$12,242	$27,437
Other non-current assets	19,217	79,130
Accrued expenses and other current liabilities	(16,159)	(17,679)
Income taxes payable	(416,384)	(479,945)
Net income taxes payable	$(401,084)	$(391,057)

Deferred tax (liabilities) assets:
Other current assets	$34,381	$20,343
Other non-current assets	26	85
Accrued expenses and other current liabilities	(255)	—
Deferred income taxes	(320,748)	(323,403)
Net deferred tax liabilities	$(286,596)	$(302,975)
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below. The valuation allowance is related to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Accrued expenses	$28,005	$13,708
Net operating loss carryforwards	52,336	27,177
Tax credit carryforwards	6,138	5,095
Stock-based compensation	69,101	66,962
Income tax reserves, including related interest	62,852	60,596
Fair value investments	1,151	12,189
Equity method investments	13,584	13,809
Other	11,444	13,374
Total deferred tax assets	244,611	212,910
Less valuation allowance	(62,353)	(60,783)
Net deferred tax assets	182,258	152,127
Deferred tax liabilities:
Property and equipment	(1,743)	(6,018)
Investment in subsidiaries	(377,483)	(373,652)
Intangible and other assets	(69,530)	(60,830)
Other	(20,098)	(14,602)
Total deferred tax liabilities	(468,854)	(455,102)
Net deferred tax liability	$(286,596)	$(302,975)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2013, the Company has federal and state net operating losses ("NOLs") of $54.9 million and $77.2 million, respectively. If not utilized, the federal NOLs will expire at various times between 2023 and 2033, and the state NOLs will expire at various times between 2014 and 2033. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2013, the Company has foreign NOLs of $98.2 million available to offset future income. Of these foreign NOLs, $93.0 million can be carried forward indefinitely and $5.2 million will expire at various times between 2014 and 2033. During 2013, the Company recognized tax benefits related to NOLs of $10.6 million. Included in this amount is $10.4 million of tax benefits of acquired attributes, which was recorded as a reduction in goodwill. At December 31, 2013, the Company has $34.4 million of state capital losses. If not utilized, the federal and state capital losses will expire between 2014 and 2017. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.
At December 31, 2013, the Company has tax credit carryforwards of $11.9 million. Of this amount, $5.5 million relates to federal credits for foreign taxes, $5.2 million relates to state tax credits for research activities, and $1.2 million relates to various state and local tax credits. Of these credit carryforwards, $6.4 million can be carried forward indefinitely and $5.5 million will expire within ten years.
During 2013, the Company's valuation allowance increased by $1.6 million primarily due to an increase in foreign net operating losses, partially offset by realized gains in long-term marketable equity securities. At December 31, 2013, the Company has a valuation allowance of $62.4 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is shown as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Income tax provision at the federal statutory rate of 35%	$145,705	$101,172	$60,033
Reversal of deferred tax liability associated with investment in Meetic	—	—	(43,696)
Change in tax reserves, net	1,791	17,703	(15,493)
Foreign income taxed at a different statutory tax rate	(17,428)	(16,240)	(11,774)
Net adjustment related to the reconciliation of income tax provision accruals to tax returns	(5,237)	(3,876)	(7,298)
Federal valuation allowance on equity method investments	214	979	4,595
State income taxes, net of effect of federal tax benefit	7,469	7,650	5,592
Other, net	1,988	11,827	3,994
Income tax provision (benefit)	$134,502	$119,215	$(4,047)
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $517.4 million at December 31, 2013. The amount of the unrecognized deferred income tax liability with respect to such earnings is $119.5 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1	$379,281	$351,561	$389,909
Additions based on tax positions related to the current year	2,887	6,278	1,749
Additions for tax positions of prior years	3,189	45,287	9,560
Reductions for tax positions of prior years	(17,116)	(17,545)	(26,595)
Settlements	(78,954)	(5,349)	(16,810)
Expiration of applicable statute of limitations	(13,474)	(951)	(6,252)
Balance at December 31	$275,813	$379,281	$351,561
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations for the years ended December 31, 2013, 2012 and 2011 is a $4.8 million expense, $5.2 million expense and $1.4 million expense, respectively, net of related deferred taxes of $2.8 million, $3.1 million and $0.9 million, respectively, for interest on unrecognized tax benefits. Included in income tax provision for discontinued operations for the years ended December 31, 2013, 2012 and 2011 is a $1.4 million expense, $2.8 million benefit and $6.7 million expense, respectively, net of related deferred taxes of $0.8 million, $1.7 million and $4.2 million, respectively, for interest on unrecognized tax benefits. At December 31, 2013 and 2012, the Company has accrued $133.0 million and $117.5 million, respectively, for the payment of interest. At December 31, 2013 and 2012, the Company has accrued $5.1 million and $5.0 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. Various jurisdictions are currently under examination, the most significant of which are France, California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
On August 28, 2013, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service ("IRS") for the years ended December 31, 2001 through 2009. The statute of limitations for the years 2001 through 2009 expires on July 1, 2014. The resolution of this IRS examination resulted in a net liability to the IRS of $7.1 million. At December 31, 2013 and 2012, unrecognized tax benefits, including interest, are $408.8 million and $496.8 million, respectively. Unrecognized tax benefits, including interest, for the year ended December 31, 2013 decreased by $88.0 million due principally to the settlement of the audit of the federal income tax returns for the years ended December 31, 2001 through 2009. The reduction of unrecognized tax benefits was substantially offset by a reduction of receivables related to the same period. Of the total unrecognized tax benefits at December 31, 2013, $405.5 million is included in "Income taxes payable," $3.0 million relates to deferred tax assets included in "Deferred income taxes" and $0.3 million is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Included in unrecognized tax benefits at December 31, 2013 is $44.7 million relating to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at December 31, 2013 are subsequently recognized, $120.9 million and $173.8 million, net of related deferred tax assets and interest, would reduce income tax expense from continuing operations and discontinued operations, respectively. The comparable amounts as of December 31, 2012 are $110.8 million and $222.3 million, respectively. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease within twelve months of the current reporting date. An estimate of changes in unrecognized tax benefits, while potentially significant, cannot be made.
NOTE 5—BUSINESS COMBINATIONS

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Twoo
On January 4, 2013, Meetic S.A., a Match subsidiary, purchased all the outstanding shares of Massive Media NV, which operates Twoo, a social discovery website that allows its users to meet new people. The purchase price was $25.0 million in cash, plus potential additional consideration of up to €83.2 million (or $113.8 million using the December 31, 2013 exchange rate) that is contingent upon a combination of earnings performance and user growth through December 31, 2015. The fair value of the contingent consideration arrangement at the acquisition date was $40.8 million. See Note 9 for additional information related to the fair value measurement of the contingent consideration arrangement.
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
The unaudited pro forma financial information in the table below summarizes the combined results of IAC and The About Group as if the acquisition of The About Group had occurred on January 1, 2012. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition occurred on January 1, 2012. For the year ended December 31, 2012, pro forma adjustments reflected below include an increase of $13.4 million in amortization of intangible assets.

Year Ended December 31, 2012
(In thousands, except per share data)
Revenue	$2,875,903
Net earnings attributable to IAC shareholders	166,869
Basic earnings per share attributable to IAC shareholders	1.93
Diluted earnings per share attributable to IAC shareholders	1.79
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The Company also reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of a definite-lived intangible asset may not be recoverable. The Company performs its annual assessment for impairment of goodwill and indefinite-lived intangible assets as of October 1 in connection with the preparation of its annual financial statements. See Note 2 for further discussion of the Company's impairment assessment process for goodwill and intangible assets.
The balance of goodwill and intangible assets, net is as follows:

	December 31,
	2013	2012
	(In thousands)
Goodwill	$1,675,323	$1,616,154
Intangible assets with indefinite lives	376,329	378,964
Intangible assets with definite lives, net	69,007	103,940
Total goodwill and intangible assets, net	$2,120,659	$2,099,058

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2013:

	Balance at December 31, 2012	Additions	(Deductions)	Transfers In/(Out)	Foreign Exchange Translation	Balance at December 31, 2013
	(In thousands)
Search & Applications	$723,650	$—	$(160)	$14,572	$—	$738,062
Match	683,935	62,419	—	—	4,878	751,232
HomeAdvisor	111,658	5,317	—	—	524	117,499
Felix	—	—	—	14,373	—	14,373
CityGrid Media	32,124	—	(3,179)	(28,945)	—	—
Local	143,782	5,317	(3,179)	(14,572)	524	131,872
Connected Ventures	8,267	—	—	—	—	8,267
DailyBurn	7,323	—	—	—	—	7,323
Media	15,590	—	—	—	—	15,590
Shoebuy	21,719	—	—	—	—	21,719
Tutor	27,478	45	(10,675)	—	—	16,848
Other	49,197	45	(10,675)	—	—	38,567
Total	$1,616,154	$67,781	$(14,014)	$—	$5,402	$1,675,323
Additions primarily relate to the acquisition of Twoo. Deductions primarily relate to the establishment of a deferred tax asset at Tutor arising from pre-acquisition net operating losses. Transfers in/(out) relate to the reorganization of CityGrid Media in the third quarter of 2013.
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
The December 31, 2013, 2012 and 2011 goodwill balances include accumulated impairment losses of $916.9 million, $28.0 million and $11.6 million at Search & Applications, Shoebuy and Connected Ventures, respectively.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2013, intangible assets with definite lives are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Content	$47,800	$(22,373)	$25,427	4.0
Technology	41,694	(25,324)	16,370	2.9
Trade names	29,283	(16,427)	12,856	3.0
Customer lists	22,584	(13,116)	9,468	2.5
Advertiser and supplier relationships	10,956	(6,070)	4,886	2.9
Total	$152,317	$(83,310)	$69,007	3.2
At December 31, 2012, intangible assets with definite lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Content	$47,800	$(4,733)	$43,067	4.0
Technology	37,545	(11,663)	25,882	2.9
Trade names	22,742	(7,044)	15,698	3.6
Advertiser and supplier relationships	16,446	(7,676)	8,770	4.4
Customer lists	11,800	(1,277)	10,523	3.7
Total	$136,333	$(32,393)	$103,940	3.7
At December 31, 2013, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2014	$38,238
2015	19,131
2016	8,141
2017	2,758
2018	498
Thereafter	241
Total	$69,007
NOTE 7—MARKETABLE SECURITIES
At December 31, 2013, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt security	$1,004	$4	$—	$1,008
Total debt security	1,004	4	—	1,008
Equity securities	216	4,780	—	4,996
Total marketable securities	$1,220	$4,784	$—	$6,004
The contractual maturity of the debt security classified as current available-for-sale at December 31, 2013 is less than one year.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains and losses:

	December 31,
	2013	2012	2011
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$82,160	$205,944	$600,149
Gross realized gains	35,692	4,075	2,482
Gross realized losses	—	(5)	(41)
Gross realized gains and losses from the maturities and sales of available-for-sale marketable securities are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
NOTE 8—LONG-TERM INVESTMENTS
The balance of long-term investments is comprised of:

	December 31,
	2013	2012
	(In thousands)
Cost method investments	$137,286	$113,830
Equity method investments	22,073	8,104
Long-term marketable equity securities	11,711	31,244
Auction rate security	8,920	8,100
Total long-term investments	$179,990	$161,278
Cost method investments
In the third quarter of 2011, the Company acquired a 20% interest in the voting common stock of Zhenai Inc. ("Zhenai"), a leading provider of online matchmaking services in China. Our voting power is limited by a shareholders agreement. In light of this limitation and the significance of our interest relative to other shareholders, we do not have the ability to exercise significant influence over the operating and financial matters of Zhenai and this investment is accounted for as a cost method investment.
In the fourth quarter of 2013, the Company recorded a $5.0 million write-down of a cost method investment to fair value. The decline in value was due to the investees continued losses, negative working capital and significant debt financing. The valuation of this investment reflects the Company's assessment of these factors. The Company estimated the fair value of this investment using a multiple of revenue approach.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity method investments
In 2012 and 2011, the Company recorded pre-tax non-cash charges of $18.6 million and $11.7 million, respectively, related to the re-measurement of the carrying value of our equity method investments in News_Beast and Meetic, respectively, to fair value in connection with the acquisitions of controlling interests. The re-measurement charges are included in "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.
The comparability of the summarized aggregated financial information presented below is affected by changes in ownership of our various equity method investments over the three-year period ended December 31, 2013. The operating data for 2011 is primarily comprised of Meetic and News_Beast; the operating data for 2012 is primarily comprised of News_Beast; and the operating data for 2013 is primarily comprised of our equity method investments other than Meetic and News_Beast. The balance sheet data at December 31, 2013 and 2012 is comprised of our equity method investments other than Meetic and News_Beast. Through August 31, 2011 we accounted for our 27% ownership interest in Meetic as an equity method investment. In 2011 we acquired a controlling interest in Meetic and as a result, Meetic is included within our consolidated financial statements beginning September 1, 2011. During 2011 and through May 31, 2012 we accounted for our 50% ownership interest in News_Beast as an equity method investment. In 2012 we acquired a controlling interest in News_Beast and as a result, News_Beast is included within our consolidated financial statements beginning June 1, 2012.
Summarized aggregated financial information for the Company's equity method investments is as follows:

	December 31,
	2013	2012
	(In thousands)
Balance sheet data(a):
Current assets	$17,163	$10,603
Non-current assets	24,535	25,472
Current liabilities	(24,487)	(20,227)
Non-current liabilities	(14,119)	(5,962)

	Twelve Months Ended December 31,
	2013	2012	2011
	(In thousands)
Operating data(a):
Net sales	$51,534	$78,058	$368,433
Gross profit	10,326	16,777	105,749
Net loss	(12,527)	(30,761)	(17,636)
__________________________________________________________________

(a)
Summarized financial information for the Company's equity method investments is presented for the periods during which the Company holds or held an equity ownership interest. The summarized financial information for certain equity method investments is presented on a one quarter lag.

Long-term marketable equity securities
The cost basis of the Company's long-term marketable equity securities at December 31, 2013 is $8.8 million, with gross unrealized gains of $3.0 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The cost basis of the Company's long-term marketable equity securities at December 31, 2012 is $42.1 million, with a gross unrealized loss of $10.8 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At December 31, 2013, all the Company's long-term marketable equity securities are in an unrealized gain position. At December 31, 2012, the Company's long-term marketable equity securities were both in an unrealized loss position. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized losses. In 2012, the Company recorded an $8.7 million other-than-temporary impairment charge related to the security that was in a continuous unrealized loss position for more than one year, based on the Company's evaluation of the near-term prospects of the issuer in relation to the severity (fair value was 50 percent less than cost) and duration of the unrealized loss. The impairment charge is included in “Other income (expense), net” in the accompanying consolidated statement of operations. The Company did not consider the second security to be other-than-temporarily impaired at December

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2012 based on the Company's evaluation of the near-term prospects of the issuer in relation to the severity and duration, less than two months, of the unrealized loss and the Company's ability and intent to hold this security for a reasonable period of time sufficient for an expected recovery of fair value.
Auction rate security
See Note 9 for information regarding the auction rate security.
NOTE 9—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2013
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$698,307	$—	$—	$698,307
Commercial paper	—	12,000	—	12,000
Time deposits	—	32,325	—	32,325
Marketable securities:
Corporate debt security	—	1,008	—	1,008
Equity securities	4,996	—	—	4,996
Long-term investments:
Auction rate security	—	—	8,920	8,920
Marketable equity securities	11,711	—	—	11,711
Total	$715,014	$45,333	$8,920	$769,267

Liabilities:
Contingent consideration arrangement	$—	$—	$(43,625)	$(43,625)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$545,290	$—	$—	$545,290
Time deposits	—	11,994	—	11,994
Marketable securities:
Corporate debt securities	—	13,627	—	13,627
Equity security	6,977	—	—	6,977
Long-term investments:
Auction rate security	—	—	8,100	8,100
Marketable equity securities	31,244	—	—	31,244
Total	$583,511	$25,621	$8,100	$617,232
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Year Ended
	December 31, 2013		December 31, 2012
	Auction Rate Security	Contingent Consideration Arrangement	Auction Rate Security		Contingent Consideration Arrangement
	(In thousands)
Balance at January 1	$8,100	$—	$5,870		$(10,000)
Total net gains (losses):
Included in earnings (unrealized)	—	(343)	—	—	—
Included in other comprehensive income (loss)	820	(2,445)	2,230		—
Fair value at date of acquisition	—	(40,837)	—		—
Settlements	—	—	—		10,000
Balance at December 31	$8,920	$(43,625)	$8,100		$—
There are no gains or losses included in earnings for the year ended December 31, 2011, relating to the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs.
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $1.1 million and $1.9 million at December 31, 2013 and December 31, 2012, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At December 31, 2013, the auction rate security is rated A-/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at December 31, 2013, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent consideration arrangement
The contingent consideration arrangement entered into in 2013 arose from the acquisition of Twoo (see Note 5 for additional information). The fair value of the contingent consideration arrangement was determined using a probability-

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

weighted analysis, and reflects a discount rate of 15%, which captures the risks associated with the obligation. The probability-weighted analysis consists of the Company's multi-scenario forecasts of Twoo's earnings and the number of users of Twoo.com in accordance with the contingent consideration arrangement through December 31, 2015, and the Company's estimate of the probability of each scenario occurring. The discounted liability of the contingent consideration arrangement ranges from $34.2 million to $51.4 million in these scenarios at December 31, 2013. These multi-scenario forecasts and related probability assessments were based primarily on management's internal projections and strategic plans, with limited additional consideration given to growth trends of similarly situated businesses. The fair value of the contingent consideration arrangement is sensitive to changes in the discount rate and changes in the forecasts of earnings and website u2sers. The Company remeasures the fair value of the contingent consideration arrangement each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at December 31, 2013 includes a current portion of $7.1 million and non-current portion of $36.5 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
The contingent consideration arrangement in 2012 related to OkCupid, which was acquired in January 2011.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current maturities of long-term debt	$—	$—	$(15,844)	$(15,875)
Long-term debt, net of current maturities	(1,080,000)	(1,058,396)	(580,000)	(581,994)
The fair value of long-term debt, including current maturities, is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 10—LONG-TERM DEBT
The balance of long-term debt is comprised of:

	December 31,
	2013	2012
	(In thousands)
7.00% Senior Notes due January 15, 2013 (the "2002 Senior Notes"); interest payable each January 15 and July 15, which commenced July 15, 2003	$—	$15,844
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commences May 30, 2014	500,000	—
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (the "Liberty Bonds"); interest payable each March 1 and September 1, which commenced March 1, 2006	80,000	80,000
Total long-term debt	1,080,000	595,844
Less current maturities	—	(15,844)
Long-term debt, net of current maturities	$1,080,000	$580,000
On November 15, 2013, the Company issued $500 million aggregate principal amount of 4.875% Senior Notes due November 30, 2018. The 2013 Senior Notes were issued at par. At any time prior to November 30, 2014, we may redeem the 2013 Senior Notes at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, we may redeem the 2013 Senior Notes at the redemption prices set forth below, together

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on November 30 of the years indicated below:

Year	Percentage
2014	104.875%
2015	103.250%
2016	101.625%
2017 and thereafter	100.000%
On December 21, 2012, the Company issued $500 million aggregate principal amount of 4.75% Senior Notes due December 15, 2022. The 2012 Senior Notes were issued at par. At any time prior to December 15, 2017, we may redeem the 2012 Senior Notes at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, we may redeem the 2012 Senior Notes at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2017	102.375%
2018	101.583%
2019	100.792%
2020 and thereafter	100.000%
The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes. See Note 22 for guarantor and non-guarantor financial information.
The indentures governing the 2013 and 2012 Senior Notes contain identical covenants that would limit our ability to pay dividends or make other distributions and repurchase or redeem our stock in the event a default has occurred or we are not in compliance with the financial ratio set forth in the indenture. At December 31, 2013, there were no limitations pursuant thereto. There are additional covenants that limit our ability and the ability of our subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.
On December 21, 2012, the Company entered into a $300 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is 25 basis points. At December 31, 2013 and 2012, there are no outstanding borrowings under the revolving credit facility. IAC's obligation under the revolving credit facility is unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and is also secured by the stock of certain of our domestic and foreign subsidiaries.
IAC's payment obligation under the Liberty Bonds is collateralized by a mortgage interest in the corporate headquarters building.
Long-term debt maturities are as follows:

Years Ending December 31,	(In thousands)
2018	$500,000
2022	500,000
2035	80,000
Total	$1,080,000

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
At December 31, 2013, Mr. Diller, Chairman of the Board and Senior Executive of the Company, holds 5.8 million shares, representing 100% of IAC's outstanding Class B common stock. At December 31, 2013, Mr. Diller held shares representing 43.1% of the outstanding total voting power of the Company.
Description of Preferred Stock
IAC's Board of Directors has the authority to designate, by resolution, the powers, preferences, rights and qualifications, limitations and restrictions of preferred stock issued by IAC without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over shares of IAC common stock and shares of IAC Class B common stock with respect to dividend or liquidation rights or both. At December 31, 2013 and 2012 there is no preferred stock issued and outstanding.
Reserved Common Shares
In connection with equity compensation plans, 24.7 million shares of IAC common stock are reserved at December 31, 2013.
Warrants
No warrants were outstanding at December 31, 2013. No warrants were issued during the years ended December 31, 2013, 2012 and 2011. During the years ended December 31, 2012 and 2011, 14.3 million and 3.9 million warrants were exercised, respectively. Some of those warrants were exercised on a cashless or net basis. For the years ended December 31, 2012 and 2011, IAC received proceeds of $284.1 million and $76.0 million, respectively.
Common Stock Repurchases
During 2013 and 2012, the Company purchased 4.5 million and 15.5 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $229.1 million and $716.1 million, respectively.
On April 30, 2013, IAC's Board of Directors authorized the repurchase of up to 10 million shares of IAC common stock. At December 31, 2013, the Company has approximately 8.6 million shares remaining in its share repurchase authorization.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2013
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(25,073)	$(7,096)	$(32,169)
Other comprehensive income before reclassifications, net of tax provision of $3.9 million related to unrealized gains	4,721	43,235	47,956
Amounts reclassified from accumulated other comprehensive loss, net of tax provision of $6.9 million related to unrealized gains	—	(28,833)	(28,833)
Net current period other comprehensive income	4,721	14,402	19,123
Balance at December 31	$(20,352)	$7,306	$(13,046)
Unrealized gains, net of tax, reclassified out of accumulated other comprehensive loss related to the maturities and sales of available-for-sale securities are included in "Other income (expense), net" in the accompanying consolidated statement of operations. Unrealized gains, net of tax, reclassified out of accumulated other comprehensive loss into other income (expense), net for the years ended December 31, 2012 and 2011 were $2.1 million and $2.8 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Years Ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$281,799	$281,799	$169,847	$169,847	$175,569	$175,569
Net loss (earnings) attributable to noncontrolling interests	2,059	2,059	(1,530)	(1,530)	2,656	2,656
Earnings from continuing operations attributable to IAC shareholders	283,858	283,858	168,317	168,317	178,225	178,225
Earnings (loss) from discontinued operations attributable to IAC shareholders	1,926	1,926	(9,051)	(9,051)	(3,992)	(3,992)
Net earnings attributable to IAC shareholders	$285,784	$285,784	$159,266	$159,266	$174,233	$174,233

Denominator:
Weighted average basic shares outstanding	83,480	83,480	86,247	86,247	86,755	86,755
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	3,262	—	6,842	—	7,566
Denominator for earnings per share—weighted average shares(a)(b)	83,480	86,742	86,247	93,089	86,755	94,321

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$3.40	$3.27	$1.95	$1.81	$2.05	$1.89
Discontinued operations	0.02	0.02	(0.10)	(0.10)	(0.04)	(0.04)
Earnings per share	$3.42	$3.29	$1.85	$1.71	$2.01	$1.85
__________________________________________________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and warrants and vesting of restricted stock units ("RSUs"). As of May 8, 2012, there are no warrants outstanding. For the years ended December 31, 2013, 2012 and 2011 approximately 0.4 million, 0.8 million and 1.0 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units ("PSUs") are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For the year ended December 31, 2013, all PSUs that were considered to be probable of vesting are included in the calculation of diluted earnings per share as their performance conditions had been met. For the years ended December 31, 2012 and 2011 approximately 0.1 million and 3.1 million PSUs, respectively, that were probable of vesting were excluded from the calculation of diluted earnings per share because the performance conditions had not been met.

NOTE 14—STOCK-BASED COMPENSATION
IAC currently has three active plans under which awards have been granted. These plans cover stock options to acquire shares of IAC common stock, RSUs, PSUs and restricted stock, as well as provide for the future grant of these and other equity awards. These plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2013, there are 13.9 million shares available for grant under the Company's stock-based compensation plans.
The plans were adopted in 2005, 2008 and 2013, have a stated term of ten years, and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

schedule for that particular grant as determined by the Committee. Broad-based stock option awards issued to date have generally vested in equal annual installments over a four-year period and RSU awards currently outstanding generally vest in two 50% installments over a three and four-year period, in each case, from the grant date. PSU awards issued to date generally cliff vest at the end of a two to three-year period from the date of grant. In addition to equity awards outstanding under the three plans, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.
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
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011 related to stock-based compensation is $19.3 million, $31.3 million and $32.7 million, respectively.
At December 31, 2013, there is $86.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.
Stock Options
A summary of changes in outstanding stock options is as follows:

	December 31, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2013	10,460	$33.68
Granted	693	47.33
Exercised	(2,246)	23.17
Forfeited	(783)	41.87
Expired	(50)	33.91
Outstanding at December 31, 2013	8,074	$36.98	6.8	$255,671
Options exercisable	3,740	$30.34	5.3	$143,307
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 is $65.6 million, $84.8 million and $70.6 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2013	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(Shares in thousands)
$0.01 to $10.00	2	0.3	$6.98	2	0.3	$6.98
$10.01 to $20.00	559	5.4	17.55	559	5.4	17.55
$20.01 to $30.00	1,277	5.0	22.14	1,031	4.8	22.24
$30.01 to $40.00	2,068	7.2	32.03	1,081	7.1	31.84
$40.01 to $50.00	3,786	7.2	45.42	1,047	3.7	43.12
$50.01 to $60.00	382	8.4	58.51	20	8.2	56.50
	8,074	6.8	$36.98	3,740	5.3	$30.34
The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. Approximately 0.7 million, 3.6 million and 2.6 million stock options were granted by the Company during the years ended December 31, 2013, 2012 and 2011, respectively.
The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. During 2013, 2012 and 2011, expected stock price volatilities were estimated based on the Company's historical volatility. Expected term is based upon the historical exercise behavior of our employees and the risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	29%	31%	30%
Risk-free interest rate	1.0%	0.6%	2.3%
Expected term	6.2 years	4.4 years	6.1 years
Dividend yield	2.0%	1.2%	—
The weighted average fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 with exercise prices equal to the market prices of IAC's common stock on the date of grant are $10.67, $10.69 and $11.08, respectively. There are no stock options issued during the years ended December 31, 2013 and 2011 with exercise prices greater than the market value of IAC's common stock on the date of grant. The weighted average exercise price and weighted average fair value of stock options granted during the year ended December 31, 2012 with exercise prices greater than the market value of IAC's common stock on the date of grant are $60.00 and $7.61, respectively.
Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2013, 2012 and 2011 are: $40.7 million and $69.4 million; $58.2 million and $74.3 million; and $89.8 million and $25.5 million, respectively. In December 2013, the Company's former Chief Executive Officer (the "Executive") became the Chairman of the newly created Match Group; in connection with the Executive's new compensation arrangement, the Executive exercised 0.5 million stock options, which were settled by the Company for $9.2 million in cash.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-cash compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term if the performance targets are considered probable of being achieved.
Nonvested RSUs and PSUs outstanding at December 31, 2013 and changes during the year ended December 31, 2013 are as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested at January 1, 2013	370	$39.94	1,270	$29.39
Granted	552	42.32	—	—
Vested	(230)	33.50	(53)	29.39
Forfeited	—	—	(895)	28.71
Nonvested at December 31, 2013	692	$43.50	322	$31.27
_______________________________________________________________________________

(a)
Included in the table are PSUs which vest at the end of two or three years in varying amounts depending upon certain performance conditions. The PSU table above includes these awards at their maximum potential payout.

The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2013, 2012 and 2011 based on market prices of IAC's common stock on the grant date was $42.32, $46.24 and $32.41, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $14.5 million, $139.0 million and $33.2 million, respectively.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
IAC has granted phantom equity units and stock options in various operating subsidiaries to certain members of the subsidiaries' management. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. In some cases, IAC has taken a preferred interest in the subsidiary with a face value equal to the subsidiary's acquisition price or, when funding a start-up business, its investment cost, or a certain other fixed amount. In some cases, these preferred interests accrete with paid-in-kind dividends at a prescribed rate of return. The value of the phantom equity units and stock options is tied to the value of the common stock of the entity, with the equity awards management receives as a whole generally representing a small minority of the total common stock outstanding. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the preferred interest (including the accretion of dividends), our investment cost or other fixed amount or, in the case of stock options, the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock or cash at the option of IAC, with fair market value generally determined by negotiation or arbitration, at various dates through 2019. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as non-cash compensation over the vesting term. The aggregate number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at December 31, 2013 is 1.8 million shares, which is included in the calculation of diluted earnings per share if the effect is dilutive. The comparable amount at December 31, 2012 is 2.0 million shares.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
Search & Applications	$1,604,950	$1,465,795	$1,040,507
Match	788,197	713,449	518,027
Local	277,466	322,627	303,418
Media	193,734	164,824	70,164
Other	159,493	134,555	128,065
Inter-segment elimination	(853)	(317)	(737)
Total	$3,022,987	$2,800,933	$2,059,444

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Operating Income (Loss):
Search & Applications	$340,117	$305,644	$204,006
Match	245,556	205,492	137,555
Local	(392)	21,735	25,533
Media	(29,860)	(51,776)	(16,275)
Other	(8,837)	(7,689)	(3,896)
Corporate	(120,381)	(149,838)	(149,161)
Total	$426,203	$323,568	$197,762

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Operating Income Before Amortization(a):
Search & Applications	$367,674	$313,146	$204,980
Match	262,159	225,765	156,274
Local	13,023	24,932	28,284
Media	(28,157)	(44,827)	(15,845)
Other	(6,138)	(6,095)	(2,499)
Corporate	(69,167)	(67,957)	(62,787)
Total	$539,394	$444,964	$308,407

	December 31,
	2013	2012
	(In thousands)
Segment Assets(b):
Search & Applications	$409,116	$355,159
Match	325,939	225,781
Local	25,522	46,842
Media	93,074	71,495
Other	45,340	28,842
Corporate	1,215,034	978,651
Total	$2,114,025	$1,706,770

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Depreciation:
Search & Applications	$18,177	$14,995	$25,484
Match	19,991	16,339	10,780
Local	7,657	10,136	10,388
Media	2,124	1,398	703
Other	1,442	1,074	851
Corporate	9,518	8,539	8,513
Total	$58,909	$52,481	$56,719

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Capital expenditures:
Search & Applications	$22,215	$15,320	$8,698
Match	19,587	19,853	17,447
Local	7,016	6,666	9,299
Media	1,386	1,178	905
Other	2,126	1,819	970
Corporate	27,981	6,365	2,635
Total	$80,311	$51,201	$39,954
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

(b)	Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, goodwill and intangible assets from the measure of segment assets presented above.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue
United States	$2,081,485	$1,966,383	$1,583,322
All other countries	941,502	834,550	476,122
Total	$3,022,987	$2,800,933	$2,059,444

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2013	2012
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$271,916	$251,379
All other countries	22,048	19,133
Total	$293,964	$270,512
The following tables reconcile Operating Income Before Amortization to operating income (loss) for the Company's reportable segments:

	Year Ended December 31, 2013
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$367,674	$(3)	$(27,554)	$—	$340,117
Match	262,159	(1,122)	(15,138)	(343)	245,556
Local	13,023	—	(13,415)	—	(392)
Media	(28,157)	(633)	(1,070)	—	(29,860)
Other	(6,138)	(33)	(2,666)	—	(8,837)
Corporate	(69,167)	(51,214)	—	—	(120,381)
Total	$539,394	$(53,005)	$(59,843)	$(343)	$426,203

	Year Ended December 31, 2012
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$313,146	$(34)	$(7,468)	$305,644
Match	225,765	(2,818)	(17,455)	205,492
Local	24,932	—	(3,197)	21,735
Media	(44,827)	(770)	(6,179)	(51,776)
Other	(6,095)	(122)	(1,472)	(7,689)
Corporate	(67,957)	(81,881)	—	(149,838)
Total	$444,964	$(85,625)	$(35,771)	$323,568

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2011
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$204,980	$202	$(1,176)	$204,006
Match	156,274	(1,642)	(17,077)	137,555
Local	28,284	—	(2,751)	25,533
Media	(15,845)	(427)	(3)	(16,275)
Other	(2,499)	(347)	(1,050)	(3,896)
Corporate	(62,787)	(86,374)	—	(149,161)
Total	$308,407	$(88,588)	$(22,057)	$197,762
The following tables reconcile segment assets to total assets:

	December 31, 2013
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Search & Applications	$409,116	$738,062	$195,805	$40,550	$1,383,533
Match	325,939	751,232	162,344	5,405	1,244,920
Local	25,522	131,872	—	14,027	171,421
Media	93,074	15,590	1,800	944	111,408
Other	45,340	38,567	16,380	8,081	108,368
Corporate(c)	1,215,034	—	—	—	1,215,034
Total	$2,114,025	$1,675,323	$376,329	$69,007	$4,234,684

	December 31, 2012
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Search & Applications	$355,159	$723,650	$197,304	$64,457	$1,340,570
Match	225,781	683,935	158,098	5,612	1,073,426
Local	46,842	143,782	5,382	21,104	217,110
Media	71,495	15,590	1,800	2,020	90,905
Other	28,842	49,197	16,380	10,747	105,166
Corporate(c)	978,651	—	—	—	978,651
Total	$1,706,770	$1,616,154	$378,964	$103,940	$3,805,828
_____________________________________

(c)	Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.
NOTE 16—COMMITMENTS
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table below.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(In thousands)
2014	$26,295
2015	26,213
2016	25,424
2017	22,354
2018	20,049
Thereafter	197,846
Total	$318,181
Expenses charged to operations under these agreements are $36.7 million, $30.6 million and $31.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company's most significant operating lease is a seventy-seven years land lease for IAC's headquarters building in New York City and approximates 57% of the future minimum payments due under all operating lease agreements in the table above.
The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$8,534	$3,009	$11,543
Letters of credit and surety bonds	2,937	69	3,006
Total commercial commitments	$11,471	$3,078	$14,549
The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. Purchase obligations also include minimum payments due under telecommunication contracts related to data transmission lines. The letters of credit support the Company's casualty insurance program.
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
NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions for 2013
The consideration for the acquisition of Twoo on January 4, 2013 includes a contingent consideration arrangement, which is described in Note 5 and Note 9.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Disclosure of Non-Cash Transactions for 2011
The consideration for the acquisition of OkCupid on January 20, 2011 includes a contingent consideration arrangement.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash paid (received) during the year for:
Interest	$28,705	$5,214	$5,128
Income tax payments	112,087	43,316	42,094
Income tax refunds	(17,683)	(8,187)	(3,609)
NOTE 19—RELATED PARTY TRANSACTIONS
Each of the Company and Expedia has a 50% ownership interest in an aircraft that may be used by both companies. In 2013, the Company and Expedia completed the purchase of an additional aircraft in which each company has a 50% ownership interest. Members of both aircraft's flight crew are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircrafts, for which they are separately billed by the entity described above. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the years ended December 31, 2013, 2012 and 2011, total payments made to this entity by the Company were immaterial.
NOTE 20—BENEFIT PLANS
IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the plan for the years ended December 31, 2013, 2012 and 2011 are $6.5 million, $6.5 million and $5.0 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. Investment options in the plan include IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2013, 2012 and 2011 are $2.9 million, $2.3 million and $1.4 million, respectively. The increase in contributions in 2012 is primarily related to Meetic, consolidated beginning September 1, 2011.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31(a)	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	(In thousands, except per share data)
Year Ended December 31, 2013
Revenue	$742,249	$799,411	$756,872	$724,455
Cost of revenue	255,849	272,822	248,856	222,574
Operating income	84,551	106,696	122,004	112,952
Earnings from continuing operations	52,709	58,540	91,721	78,829
(Loss) earnings from discontinued operations, net of tax	(944)	(1,068)	3,914	24
Net earnings	51,765	57,472	95,635	78,853
Net earnings attributable to IAC shareholders	53,637	58,290	96,940	76,917
Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations(c)	$0.65	$0.71	$1.12	$0.93
Diluted earnings per share from continuing operations(c)	$0.62	$0.69	$1.08	$0.88
Basic earnings per share(c)	$0.64	$0.70	$1.17	$0.93
Diluted earnings per share(c)	$0.61	$0.67	$1.13	$0.88

	Quarter Ended March 31(a)	Quarter Ended June 30 (a)(b)	Quarter Ended September 30(a)	Quarter Ended December 31
	(In thousands, except per share data)
Year Ended December 31, 2012
Revenue	$640,600	$680,612	$714,470	$765,251
Cost of revenue	223,300	237,304	262,275	267,918
Operating income	62,765	97,476	78,033	85,294
Earnings from continuing operations	31,153	48,101	46,185	44,408
Earnings (loss) from discontinued operations, net of tax	3,684	(4,641)	(5,624)	(2,470)
Net earnings	34,837	43,460	40,561	41,938
Net earnings attributable to IAC shareholders	34,478	43,332	40,717	40,739
Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations(c)	$0.37	$0.56	$0.52	$0.49
Diluted earnings per share from continuing operations(c)	$0.34	$0.52	$0.49	$0.46
Basic earnings per share(c)	$0.42	$0.50	$0.46	$0.46
Diluted earnings per share(c)	$0.38	$0.47	$0.43	$0.43
_______________________________________________________________________________

(a)
During the second quarter of 2013, certain expenses were reclassified between cost of revenue, selling and marketing expense, general and administrative expense and product development expense. Accordingly, cost of revenue presented above for periods prior to the second quarter of 2013 differs from the amounts reflected in the Company’s quarterly reports on Form 10-Q for the first quarter of 2013 and the second and third quarters of 2012.

(b)
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012 and 2011 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.
Balance sheet at December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$782,022	$—	$318,422	$—	$1,100,444
Marketable securities	1,007	—	4,997	—	6,004
Accounts receivable, net	38	124,693	82,677	—	207,408
Other current assets	45,111	73,343	43,890	(814)	161,530
Intercompany receivables	—	556,370	860,083	(1,416,453)	—
Property and equipment, net	5,316	220,742	67,906	—	293,964
Goodwill	—	1,179,317	496,006	—	1,675,323
Intangible assets, net	—	300,845	144,491	—	445,336
Investment in subsidiaries	3,833,751	599,595	—	(4,433,346)	—
Other non-current assets	83,207	15,485	252,612	(6,629)	344,675
Total assets	$4,750,452	$3,070,390	$2,271,084	$(5,857,242)	$4,234,684

Accounts payable, trade	$4,310	$47,098	$26,245	$—	$77,653
Other current liabilities	41,623	248,413	219,208	—	509,244
Long-term debt, net of current maturities	1,000,000	80,000	—	—	1,080,000
Income taxes payable	383,926	6,768	25,690	—	416,384
Intercompany liabilities	1,416,453	—	—	(1,416,453)	—
Other long-term liabilities	217,404	96,114	73,066	(7,443)	379,141
Redeemable noncontrolling interests	—	—	42,861	—	42,861
IAC shareholders' equity	1,686,736	2,591,997	1,841,349	(4,433,346)	1,686,736
Noncontrolling interests	—	—	42,665	—	42,665
Total liabilities and shareholders' equity	$4,750,452	$3,070,390	$2,271,084	$(5,857,242)	$4,234,684

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet at December 31, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$501,075	$—	$248,902	$—	$749,977
Marketable securities	20,604	—	—	—	20,604
Accounts receivable, net	43	142,627	87,160	—	229,830
Other current assets	58,452	53,720	45,204	(1,037)	156,339
Intercompany receivables	—	482,926	10,276,178	(10,759,104)	—
Property and equipment, net	4,116	194,515	71,881	—	270,512
Goodwill	—	1,190,199	425,955	—	1,616,154
Intangible assets, net	—	340,631	142,273	—	482,904
Investment in subsidiaries	12,913,694	611,851	—	(13,525,545)	—
Other non-current assets	153,155	16,509	109,912	(68)	279,508
Total assets	$13,651,139	$3,032,978	$11,407,465	$(24,285,754)	$3,805,828

Accounts payable, trade	$4,366	$64,888	$29,060	$—	$98,314
Other current liabilities	74,214	216,010	238,003	(1,652)	526,575
Long-term debt, net of current maturities	500,000	80,000	—	—	580,000
Income taxes payable	440,110	26,389	13,446	—	479,945
Intercompany liabilities	10,759,104	—	—	(10,759,104)	—
Other long-term liabilities	217,617	91,119	45,950	547	355,233
Redeemable noncontrolling interests	—	1,388	56,738	—	58,126
IAC shareholders' equity	1,655,728	2,553,184	10,972,361	(13,525,545)	1,655,728
Noncontrolling interests	—	—	51,907	—	51,907
Total liabilities and shareholders' equity	$13,651,139	$3,032,978	$11,407,465	$(24,285,754)	$3,805,828

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$2,082,255	$944,847	$(4,115)	$3,022,987
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,456	579,411	421,094	(2,860)	1,000,101
Selling and marketing expense	2,563	707,526	255,175	(1,133)	964,131
General and administrative expense	97,025	155,560	120,007	(122)	372,470
Product development expense	4,685	95,074	41,571	—	141,330
Depreciation	1,386	37,476	20,047	—	58,909
Amortization of intangibles	—	39,473	20,370	—	59,843
Total costs and expenses	108,115	1,614,520	878,264	(4,115)	2,596,784
Operating (loss) income	(108,115)	467,735	66,583	—	426,203
Equity in earnings (losses) of unconsolidated affiliates	439,925	68,500	(303)	(514,737)	(6,615)
Interest expense	(29,417)	(3,979)	(200)	—	(33,596)
Other (expense) income, net	(35,331)	(36,005)	101,645	—	30,309
Earnings from continuing operations before income taxes	267,062	496,251	167,725	(514,737)	416,301
Income tax benefit (provision)	16,796	(154,910)	3,612	—	(134,502)
Earnings from continuing operations	283,858	341,341	171,337	(514,737)	281,799
Earnings (losses) from discontinued operations, net of tax	1,926	—	(39)	39	1,926
Net earnings	285,784	341,341	171,298	(514,698)	283,725
Net loss attributable to noncontrolling interests	—	411	1,648	—	2,059
Net earnings attributable to IAC shareholders	$285,784	$341,752	$172,946	$(514,698)	$285,784
Comprehensive income attributable to IAC shareholders	$304,907	$342,616	$183,646	$(526,262)	$304,907

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,959,488	$847,798	$(6,353)	$2,800,933
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	5,194	582,348	408,160	(4,905)	990,797
Selling and marketing expense	4,081	663,268	228,661	(1,465)	894,545
General and administrative expense	121,919	147,218	116,934	17	386,088
Product development expense	5,611	78,019	34,053	—	117,683
Depreciation	832	35,159	16,490	—	52,481
Amortization of intangibles	—	10,881	24,890	—	35,771
Total costs and expenses	137,637	1,516,893	829,188	(6,353)	2,477,365
Operating (loss) income	(137,637)	442,595	18,610	—	323,568
Equity in earnings (losses) of unconsolidated affiliates	309,639	37,832	(22,548)	(350,268)	(25,345)
Interest expense	(1,835)	(4,174)	(140)	—	(6,149)
Other (expense) income, net	(82,900)	(3,883)	83,771	—	(3,012)
Earnings from continuing operations before income taxes	87,267	472,370	79,693	(350,268)	289,062
Income tax benefit (provision)	81,050	(148,161)	(52,104)	—	(119,215)
Earnings from continuing operations	168,317	324,209	27,589	(350,268)	169,847
(Loss) earnings from discontinued operations, net of tax	(9,051)	—	842	(842)	(9,051)
Net earnings	159,266	324,209	28,431	(351,110)	160,796
Net loss (earnings) attributable to noncontrolling interests	—	206	(1,736)	—	(1,530)
Net earnings attributable to IAC shareholders	$159,266	$324,415	$26,695	$(351,110)	$159,266
Comprehensive income attributable to IAC shareholders	$139,540	$325,188	$26,818	$(352,006)	$139,540

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2011:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$413	$1,539,282	$522,496	$(2,747)	$2,059,444
Costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	4,763	485,378	264,902	(1,154)	753,889
Selling and marketing expense	4,385	496,652	117,776	(1,615)	617,198
General and administrative expense	120,908	133,264	66,868	22	321,062
Product development expense	7,299	67,947	15,511	—	90,757
Depreciation	799	44,763	11,157	—	56,719
Amortization of intangibles	—	3,593	18,464	—	22,057
Total costs and expenses	138,154	1,231,597	494,678	(2,747)	1,861,682
Operating (loss) income	(137,741)	307,685	27,818	—	197,762
Equity in earnings (losses) of unconsolidated affiliates	696,250	29,607	(32,866)	(729,291)	(36,300)
Interest expense	(1,111)	(4,259)	(60)	—	(5,430)
Other (expense) income, net	(732,588)	3,186	744,892	—	15,490
(Loss) earnings from continuing operations before income taxes	(175,190)	336,219	739,784	(729,291)	171,522
Income tax benefit (provision)	353,415	(128,026)	(221,342)	—	4,047
Earnings from continuing operations	178,225	208,193	518,442	(729,291)	175,569
(Loss) earnings from discontinued operations, net of tax	(3,992)	—	4,877	(4,877)	(3,992)
Net earnings	174,233	208,193	523,319	(734,168)	171,577
Net loss attributable to noncontrolling interests	—	60	2,596	—	2,656
Net earnings attributable to IAC shareholders	$174,233	$208,253	$525,915	$(734,168)	$174,233
Comprehensive income attributable to IAC shareholders	$144,244	$208,601	$481,627	$(690,228)	$144,244

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(95,081)	$520,255	$(14,213)	$—	$410,961
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,138)	(34,552)	—	(40,690)
Capital expenditures	(1,387)	(63,224)	(15,700)	—	(80,311)
Proceeds from maturities and sales of marketable debt securities	12,502	—	—	—	12,502
Proceeds from sales of long-term investments	7,839	50,850	11,279	—	69,968
Purchases of long-term investments	(17,814)	—	(33,266)	—	(51,080)
Other, net	—	(1,725)	11,319	—	9,594
Net cash provided by (used in) investing activities attributable to continuing operations	1,140	(20,237)	(60,920)	—	(80,017)
Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Principal payments on long-term debt	(15,844)	—	—	—	(15,844)
Purchase of treasury stock	(264,214)	—	—	—	(264,214)
Dividends	(79,189)	—	—	—	(79,189)
Issuance of common stock, net of withholding taxes	(5,077)	—	—	—	(5,077)
Excess tax benefits from stock-based awards	32,081	—	810	—	32,891
Purchase of noncontrolling interests	—	—	(67,947)	—	(67,947)
Funds transferred to escrow for Meetic tender offer	—	—	(71,512)	—	(71,512)
Debt issuance costs	(7,399)	—	—	—	(7,399)
Intercompany	216,359	(498,810)	282,451	—	—
Other, net	—	(1,225)	(2,562)	—	(3,787)
Net cash provided by (used in) financing activities attributable to continuing operations	376,717	(500,035)	141,240	—	17,922
Total cash provided by (used in) continuing operations	282,776	(17)	66,107	—	348,866
Total cash used in discontinued operations	(1,829)	—	(48)	—	(1,877)
Effect of exchange rate changes on cash and cash equivalents	—	17	3,461	—	3,478
Net increase in cash and cash equivalents	280,947	—	69,520	—	350,467
Cash and cash equivalents at beginning of period	501,075	—	248,902	—	749,977
Cash and cash equivalents at end of period	$782,022	$—	$318,422	$—	$1,100,444

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(116,353)	$454,046	$16,834	$—	$354,527
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(35,159)	(338,829)	(37,047)	—	(411,035)
Capital expenditures	(3,969)	(29,550)	(17,682)	—	(51,201)
Proceeds from maturities and sales of marketable debt securities	195,501	—	—	—	195,501
Purchases of marketable debt securities	(53,952)	—	—	—	(53,952)
Proceeds from sales of long-term investments	14,194	—	—	—	14,194
Purchases of long-term investments	(27,187)	(724)	(8,183)	—	(36,094)
Other, net	(351)	117	(9,267)	—	(9,501)
Net cash provided by (used in) investing activities attributable to continuing operations	89,077	(368,986)	(72,179)	—	(352,088)
Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Purchase of treasury stock	(691,830)	—	—	—	(691,830)
Dividends	(68,163)	—	—	—	(68,163)
Issuance of common stock, net of withholding taxes	262,841	—	—	—	262,841
Excess tax benefits from stock-based awards	52,209	4,892	—	—	57,101
Purchase of noncontrolling interests	(1,936)	—	(2,955)	—	(4,891)
Debt issuance costs	(11,001)	—	—	—	(11,001)
Intercompany	(55,020)	(89,934)	144,954	—	—
Other, net	—	—	244	—	244
Net cash (used in) provided by financing activities attributable to continuing operations	(12,900)	(85,042)	142,243	—	44,301
Total cash (used in) provided by continuing operations	(40,176)	18	86,898	—	46,740
Total cash (used in) provided by discontinued operations	(3,971)	—	499	—	(3,472)
Effect of exchange rate changes on cash and cash equivalents	—	(18)	2,574	—	2,556
Net (decrease) increase in cash and cash equivalents	(44,147)	—	89,971	—	45,824
Cash and cash equivalents at beginning of period	545,222	—	158,931	—	704,153
Cash and cash equivalents at end of period	$501,075	$—	$248,902	$—	$749,977

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2011:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(75,300)	$366,144	$81,542	$—	$372,386
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(80,998)	(197,471)	—	(278,469)
Capital expenditures	(798)	(29,051)	(10,105)	—	(39,954)
Proceeds from maturities and sales of marketable debt securities	267,635	—	317,300	—	584,935
Purchases of marketable debt securities	(74,240)	—	(129,730)	—	(203,970)
Proceeds from sales of long-term investments	10,214	—	5,000	—	15,214
Purchases of long-term investments	(35,263)	(51,008)	(3,974)	—	(90,245)
Other, net	—	1,886	(14,583)	—	(12,697)
Net cash provided by (used in) investing activities attributable to continuing operations	167,548	(159,171)	(33,563)	—	(25,186)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(507,765)	—	—	—	(507,765)
Dividends	(10,668)	—	—	—	(10,668)
Issuance of common stock, net of withholding taxes	132,785	—	—	—	132,785
Excess tax benefits from stock-based awards	22,166	—	—	—	22,166
Purchase of noncontrolling interests	(3,843)	—	—	—	(3,843)
Intercompany	824,194	(206,866)	(617,328)	—	—
Other, net	—	(249)	(4,659)	—	(4,908)
Net cash provided by (used in) financing activities attributable to continuing operations	456,869	(207,115)	(621,987)	—	(372,233)
Total cash provided by (used in) continuing operations	549,117	(142)	(574,008)	—	(25,033)
Total cash used in discontinued operations	(7,166)	—	(1,251)	—	(8,417)
Effect of exchange rate changes on cash and cash equivalents	3,271	142	(7,909)	—	(4,496)
Net increase (decrease) in cash and cash equivalents	545,222	—	(583,168)	—	(37,946)
Cash and cash equivalents at beginning of period	—	—	742,099	—	742,099
Cash and cash equivalents at end of period	$545,222	$—	$158,931	$—	$704,153

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
As required by Rule 13a-15(b) of the Exchange Act, IAC management, including the Chairman and Senior Executive and the Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chairman and Senior Executive and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management has determined that, as of December 31, 2013, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has be no such change during the quarter ended December 31, 2013.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
IAC/InterActiveCorp
We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 26, 2014

Item 9B.    Other Information
Not applicable.
PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Stockholders, or the 2014 Proxy Statement, as set forth below, in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2014 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Ethics is set forth under the caption "Description of IAC Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2014 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2014 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2014 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2014 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2014 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:
(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2013 and 2012.
Consolidated Statement of Operations for the Years Ended December 31, 2013, 2012 and 2011.
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2013, 2012 and 2011.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.
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

Exhibit No.	Description	Location
2.1	Separation and Distribution Agreement, dated as of August 20, 2008, by and among the Registrant, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Indenture for 4.75% Senior Notes due 2022, dated as of December 21, 2012, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
4.2	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of April 11, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, filed on May 3, 2013.
4.3	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 30, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Registration Statement on Form S-4, as amended, filed on June 5, 2013.
4.4	Indenture for 4.875% Senior Notes due 2018, dated as of November 15, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, filed on December 13, 2013.
4.5
In accordance with Item 601(b)(4)(iii)(A) of Regulation  S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.

10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, by and between the Registrant and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	Tax Sharing Agreement, dated as of August 20, 2008, by and among the Registrant, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.6	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)(2)
10.7	Form of Terms and Conditions of Restricted Stock Units under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)(2)
10.8	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.

10.9	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.10	Form of Terms and Conditions of Restricted Stock Units under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
10.11	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.12	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.13	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.14	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.15	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.16	Match.com, Inc. Equity Program.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.
10.17	Employment Agreement between Gregory R. Blatt and the Registrant, dated as of December 22, 2010.(1)	Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
10.18	Summary of Key Terms of Gregory R. Blatt's Employment Arrangements.(1)	Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on December 20, 2013.
10.19	Second Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of March 15, 2012.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.20	Employment Agreement between Jeffrey W. Kip and the Registrant, dated as of March 20, 2012.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2012.
10.21	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.22	Google Services Agreement, dated as of January 1, 2008, between the Registrant and Google Inc.	Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.23	Amendment No. 4 to Google Services Agreement, dated as of April 1, 2011, between the Registrant and Google Inc.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
10.24	Credit Agreement, dated as of December 21, 2012, among IAC/InterActiveCorp, as Borrower, the Lenders party thereto, JPMorgan Chase, Bank, N.A., as Administrative Agent, and the other parties thereto.	Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
21.1	Subsidiaries of the Registrant as of December 31, 2013.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1
Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Reflects management contracts and management and director compensatory plans.

(2)	Filed herewith.

(3)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2014	IAC/INTERACTIVECORP
	By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2014:

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
Alan. G. Spoon

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2013
Allowance for doubtful accounts and revenue reserves	$8,775	$12,275	(1)	$564		$(13,074)	(5)	$8,540
Magazine publishing allowance for newsstand returns	2,313	164	(2)	45		(2,522)	(6)	—
Sales returns accrual	1,244	19,176		—		(19,212)		1,208
Deferred tax valuation allowance	60,783	8,864	(3)	(7,294)	(4)	—		62,353
Other reserves	1,925							2,518
2012
Allowance for doubtful accounts and revenue reserves	$7,309	$12,237	(1)	$654		$(11,425)	(5)	$8,775
Magazine publishing allowance for newsstand returns	—	10,426	(2)	33		(8,146)	(6)	2,313
Sales returns accrual	1,020	17,728		—		(17,504)		1,244
Deferred tax valuation allowance	45,084	9,320	(7)	6,379	(8)	—		60,783
Other reserves	2,119							1,925
2011
Allowance for doubtful accounts and revenue reserves	$8,848	$8,898	(1)	$(329)		$(10,108)	(5)	$7,309
Sales returns accrual	913	16,573		—		(16,466)		1,020
Deferred tax valuation allowance	40,266	5,732	(9)	(914)	(10)	—		45,084
Other reserves	1,555							2,119
_________________________________________________________

(1)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(2)
Additions to the magazine publishing allowance for newsstand returns are related to magazine publishing at Newsweek and are charged against revenue. The Newsweek print business was transitioned to a digital only publication in December 2012 (and was subsequently sold in August 2013).

(3)	Amount is primarily related to foreign and federal net operating losses, partially offset by a decrease in deferred tax assets for investments in subsidiaries and available-for-sale securities.

(4)	Amount is primary related to the release of a valuation allowance on unrealized gains on available-for-sale securities included in accumulated other comprehensive income

(5)	Write-off of fully reserved accounts receivable.

(6)	Amount represents returns of magazines at Newsweek. The Newsweek print business was transitioned to a digital only publication in December 2012 (and was subsequently sold in August 2013).

(7)
Amount is primarily related to an unbenefited other-than-temporary impairment charge related to a long-term marketable equity security, an increase in deferred tax assets for investments in subsidiaries and an increase in federal net operating losses.

(8)	Amount is primary related to unbenefited unrealized losses on available-for-sale securities included in accumulated other comprehensive income.

(9)	Amount is primarily related to losses from equity method investments.

(10)
Amount is primary related to the net release of the valuation allowance on net benefited losses for 2011 unrealized gains on available-for-sale securities included in accumulated other comprehensive income.