Form 10-Q
period 2014-03-31
IAC/INTERACTIVECORP
filed 2014-05-02
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 2, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 25, 2014, the following shares of the registrant's common stock were outstanding:

Common Stock	77,250,103
Class B Common Stock	5,789,499
Total outstanding Common Stock	83,039,602
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 25, 2014 was $5,042,242,808. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,003,311	$1,100,444
Marketable securities	39,543	6,004
Accounts receivable, net of allowance of $9,523 and $8,540 respectively	241,017	207,408
Other current assets	187,205	161,530
Total current assets	1,471,076	1,475,386
Property and equipment, net of accumulated depreciation and amortization of $277,498 and $265,298, respectively	291,111	293,964
Goodwill	1,715,601	1,675,323
Intangible assets, net of accumulated amortization of $93,366 and $83,310, respectively	472,237	445,336
Long-term investments	184,282	179,990
Other non-current assets	89,749	164,685
TOTAL ASSETS	$4,224,056	$4,234,684
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$67,516	$77,653
Deferred revenue	175,897	158,206
Accrued expenses and other current liabilities	357,230	351,038
Total current liabilities	600,643	586,897
Long-term debt	1,080,000	1,080,000
Income taxes payable	420,256	416,384
Deferred income taxes	324,342	320,748
Other long-term liabilities	61,706	58,393

Redeemable noncontrolling interests	25,885	42,861

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 250,982,079 shares, and outstanding 77,168,078 and 76,404,552 shares, respectively	251	251
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,375,124	11,562,567
Retained earnings (accumulated deficit)	3,150	(32,735)
Accumulated other comprehensive loss	(7,697)	(13,046)
Treasury stock 184,182,001 and 184,945,527 shares, respectively	(9,661,350)	(9,830,317)
Total IAC shareholders' equity	1,709,494	1,686,736
Noncontrolling interests	1,730	42,665
Total shareholders' equity	1,711,224	1,729,401
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,224,056	$4,234,684

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Revenue	$740,247	$742,249
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	209,194	255,849
Selling and marketing expense	298,712	242,914
General and administrative expense	94,816	95,724
Product development expense	39,016	35,117
Depreciation	14,818	14,016
Amortization of intangibles	11,979	14,078
Total operating costs and expenses	668,535	657,698
Operating income	71,712	84,551
Equity in losses of unconsolidated affiliates	(1,935)	(91)
Interest expense	(14,064)	(7,663)
Other (expense) income, net	(23)	1,658
Earnings from continuing operations before income taxes	55,690	78,455
Income tax provision	(21,385)	(25,746)
Earnings from continuing operations	34,305	52,709
Loss from discontinued operations, net of tax	(814)	(944)
Net earnings	33,491	51,765
Net loss attributable to noncontrolling interests	2,394	1,872
Net earnings attributable to IAC shareholders	$35,885	$53,637

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.44	$0.65
Diluted earnings per share from continuing operations	$0.42	$0.62
Basic earnings per share	$0.44	$0.64
Diluted earnings per share	$0.41	$0.61

Dividends declared per share	$0.24	$0.24

Non-cash compensation expense by function:
Cost of revenue	$(8)	$620
Selling and marketing expense	196	386
General and administrative expense	7,952	10,780
Product development expense	1,473	877
Total non-cash compensation expense	$9,613	$12,663
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net earnings	$33,491	$51,765
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	5,377	(8,423)
Change in net unrealized losses on available-for-sale securities (net of tax benefits of $573 in 2014 and $824 in 2013)	(111)	(4,976)
Total other comprehensive income (loss), net of tax	5,266	(13,399)
Comprehensive income	38,757	38,366
Comprehensive loss attributable to noncontrolling interests	2,477	3,344
Comprehensive income attributable to IAC shareholders	$41,234	$41,710
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	(Accumulated Deficit)Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2013	$42,861	$251	250,982	$16	16,157	$11,562,567	$(32,735)	$(13,046)	$(9,830,317)	$1,686,736	$42,665	$1,729,401
Net (loss) earnings for the three months ended March 31, 2014	(2,394)	—	—	—	—	—	35,885	—	—	35,885	—	35,885
Other comprehensive (loss) income, net of tax	(182)	—	—	—	—	—	—	5,349	—	5,349	99	5,448
Non-cash compensation expense	—	—	—	—	—	9,596	—	—	—	9,596	17	9,613
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	—	—	—	—	(167,932)	—	—	168,967	1,035	—	1,035
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	24,145	—	—	—	24,145	—	24,145
Dividends	—	—	—	—	—	(19,494)	—	—	—	(19,494)	—	(19,494)
Purchase of redeemable noncontrolling interests	(38,893)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(50,347)	(50,347)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	24,462	—	—	—	—	(33,758)	—	—	—	(33,758)	9,296	(24,462)
Other	31	—	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2014	$25,885	$251	250,982	$16	16,157	$11,375,124	$3,150	$(7,697)	$(9,661,350)	$1,709,494	$1,730	$1,711,224
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$33,491	$51,765
Less: loss from discontinued operations, net of tax	(814)	(944)
Earnings from continuing operations	34,305	52,709
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	9,613	12,663
Depreciation	14,818	14,016
Amortization of intangibles	11,979	14,078
Excess tax benefits from stock-based awards	(24,203)	(12,530)
Deferred income taxes	3,799	(11,010)
Equity in losses of unconsolidated affiliates	1,935	91
Acquisition-related contingent consideration fair value adjustments	(27)	1,458
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,387)	(4,635)
Other assets	(4,100)	(8,001)
Accounts payable and other current liabilities	(11,655)	(12,929)
Income taxes payable	6,697	35,196
Deferred revenue	16,917	7,827
Other, net	3,013	3,429
Net cash provided by operating activities attributable to continuing operations	42,704	92,362
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(77,981)	(29,194)
Capital expenditures	(9,721)	(33,638)
Proceeds from maturities and sales of marketable debt securities	—	12,500
Purchases of marketable debt securities	(32,848)	—
Purchases of long-term investments	(7,861)	(975)
Other, net	(157)	(837)
Net cash used in investing activities attributable to continuing operations	(128,568)	(52,144)
Cash flows from financing activities attributable to continuing operations:
Principal payments on long-term debt	—	(15,844)
Purchase of treasury stock	—	(88,605)
Dividends	(20,004)	(21,429)
Issuance of common stock, net of withholding taxes	920	552
Excess tax benefits from stock-based awards	24,203	12,530
Purchase of noncontrolling interests	(30,000)	—
Funds returned from escrow for Meetic tender offer	12,354	—
Other, net	(295)	(1,101)
Net cash used in financing activities attributable to continuing operations	(12,822)	(113,897)
Total cash used in continuing operations	(98,686)	(73,679)
Total cash (used in) provided by discontinued operations	(63)	2,425
Effect of exchange rate changes on cash and cash equivalents	1,616	(4,966)
Net decrease in cash and cash equivalents	(97,133)	(76,220)
Cash and cash equivalents at beginning of period	1,100,444	749,977
Cash and cash equivalents at end of period	$1,003,311	$673,757
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and Internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor and Vimeo. Focused on the areas of search, applications, online dating, media and eCommerce, IAC's family of websites is one of the largest in the world, with over a billion monthly visits across more than 100 countries. IAC includes its Search & Applications, The Match Group, Media and eCommerce reportable segments, as well as investments in unconsolidated affiliates.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
Change in Reportable Segments
During the first quarter of 2014, IAC realigned its reportable segments as follows:

•
The Company created a new segment called "The Match Group" that includes Match, which was previously reported as its own separate segment, and DailyBurn and Tutor, which were previously in the Media and Other segments, respectively.

•	The businesses within the Local segment, HomeAdvisor, Felix and, for periods prior to July 1, 2013, CityGrid Media, were moved to the eCommerce segment, formerly called the Other segment.

•	There were no changes to the Search & Applications segment.

New Non-GAAP Measure

In addition, the Company introduced Adjusted EBITDA, a new non-GAAP financial measure, beginning with the first quarter of 2014. Going forward, the Company plans to regularly report Adjusted EBITDA and will no longer report Operating Income Before Amortization. We believe Adjusted EBITDA is a useful measure for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments.

Refer to Note 8 to the consolidated financial statements for the reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment.

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates, judgments and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of marketable securities and other investments; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recovery of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and revenue reserves; the fair value of acquisition-related contingent consideration; the reserves for income tax contingencies; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2014 and 2013, revenue earned from Google is $355.6 million and $376.1 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $128.0 million and $112.3 million at March 31, 2014 and December 31, 2013, respectively.
Recent Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted. The Company is evaluating the impact the revised guidance will have on our consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

our tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.
For the three months ended March 31, 2014, the Company recorded an income tax provision for continuing operations of $21.4 million, which represents an effective income tax rate of 38%. The effective rate for the three months ended March 31, 2014 is higher than the statutory rate of 35% due primarily to interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates. For the three months ended March 31, 2013, the Company recorded an income tax provision for continuing operations of $25.7 million, which represents an effective income tax rate of 33%. The effective rate for the three months ended March 31, 2013 is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and research credits, partially offset by state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2014 is a $1.6 million and a $0.8 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in the income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2013 is a $1.3 million and a $1.0 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At March 31, 2014 and December 31, 2013, the Company has accrued $137.0 million and $133.0 million, respectively, for the payment of interest. At March 31, 2014 and December 31, 2013, the Company has accrued $5.3 million and $5.1 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. Various jurisdictions are currently under examination, the most significant of which are France, California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
On August 28, 2013, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service for the years ended December 31, 2001 through 2009. The statute of limitations for the years 2001 through 2009 expires on July 1, 2014. At March 31, 2014 and December 31, 2013, unrecognized tax benefits, including interest, are $411.8 million and $408.8 million, respectively. Unrecognized tax benefits, including interest, for the three months ended March 31, 2014 increased by $3.0 million due principally to interest accruals. Of the total unrecognized tax benefits at March 31, 2014, $409.4 million is included in "Income taxes payable," $2.1 million relates to deferred tax assets included in "Deferred income taxes" and $0.3 million is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Included in unrecognized tax benefits at March 31, 2014 is $43.1 million relating to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. If unrecognized tax benefits at March 31, 2014 are subsequently recognized, $124.0 million and $173.8 million, net of related deferred tax assets and interest, would reduce income tax expense for continuing operations and discontinued operations, respectively. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease within twelve months of the current reporting date. An estimate of changes in unrecognized tax benefits, while potentially significant, cannot be made.

NOTE 3—MARKETABLE SECURITIES
At March 31, 2014, current available-for-sale marketable securities are as follows:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$33,964	$15	$(18)	$33,961
Total debt securities	33,964	15	(18)	33,961
Equity securities	314	5,268	—	5,582
Total marketable securities	$34,278	$5,283	$(18)	$39,543
At December 31, 2013, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt security	$1,004	$4	$—	$1,008
Total debt security	1,004	4	—	1,008
Equity securities	216	4,780	—	4,996
Total marketable securities	$1,220	$4,784	$—	$6,004
The net unrealized gains in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
The contractual maturities of debt securities classified as current available-for-sale at March 31, 2014 are as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$6,081	$6,082
Due after one year through five years	27,883	27,879
Total	$33,964	$33,961
The following table summarizes investments in current available-for-sale marketable debt securities (4 in total at March 31, 2014) that have been in a continuous unrealized loss position for less than twelve months:

	March 31,
	2014		2013
	(In thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$16,174	$(18)	$—	$—
Total	$16,174	$(18)	$—	$—
At March 31, 2014 and 2013, there are no investments in current available-for-sale marketable securities that have been in a continuous unrealized loss position for twelve months or longer.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

All of the Company’s marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate principally to changes in interest rates. Because the Company does not intend to sell any marketable debt securities and it is not more likely than not that the Company will be required to sell any marketable debt securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at March 31, 2014.
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$—	$12,500
There were no gross realized gains or losses from the maturities and sales of available-for-sale marketable securities for the three months ended March 31, 2014 and 2013.
The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.
NOTE 4—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in determining the fair value of the asset or liability. The three levels of the fair value hierarchy are:

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2014
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$426,050	$—	$—	$426,050
Commercial paper	—	184,005	—	184,005
Time deposits	—	54,623	—	54,623
Marketable securities:
Corporate debt securities	—	33,961	—	33,961
Equity securities	5,582	—	—	5,582
Long-term investments:
Auction rate security	—	—	9,150	9,150
Marketable equity security	10,218	—	—	10,218
Total	$441,850	$272,589	$9,150	$723,589

Liabilities:
Contingent consideration arrangements	$—	$—	$(48,758)	$(48,758)

	December 31, 2013
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$698,307	$—	$—	$698,307
Commercial paper	—	12,000	—	12,000
Time deposits	—	32,325	—	32,325
Marketable securities:
Corporate debt security	—	1,008	—	1,008
Equity securities	4,996	—	—	4,996
Long-term investments:
Auction rate security	—	—	8,920	8,920
Marketable equity securities	11,711	—	—	11,711
Total	$715,014	$45,333	$8,920	$769,267

Liabilities:
Contingent consideration arrangements	$—	$—	$(45,828)	$(45,828)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2014		2013
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$8,920	$(45,828)	$8,100	$(1,909)
Total net gains (losses):
Included in earnings (unrealized)	—	27	—	(1,458)
Included in other comprehensive income (loss)	230	(363)	480	—
Fair value at date of acquisition	—	(2,835)	—	(41,387)
Settlements	—	241	—	177
Balance at March 31	$9,150	$(48,758)	$8,580	$(44,577)
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $0.9 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At March 31, 2014, the auction rate security is rated A-/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at March 31, 2014, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent Consideration Arrangements
As of March 31, 2014, there are five contingent consideration arrangements related to recent business acquisitions. Four of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements is $138.3 million and the fair value of these four arrangements at March 31, 2014 is $47.4 million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $1.4 million at March 31, 2014. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company primarily uses probability-weighted analyses to determine the amount of the gross liability, and, to the extent the arrangement is long-term in nature, applies a discount rate which captures the risks associated with the obligation. The amount of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements.
The most significant contingent consideration arrangement relates to the January 2013 acquisition of Massive Media, NV, which operates Twoo.com. The Twoo.com contingent consideration arrangement is payable in three annual installments beginning in 2014. The 2014, 2015 and 2016 payments are based upon 2013 EBITDA, EBITDA for 2014 and monthly active users of Twoo.com at December 31, 2014 and EBITDA for 2015 and monthly active users of Twoo.com at December 31, 2015, respectively. The aggregate amount of these payments cannot exceed €83.2 million ($114.8 million at March 31, 2014). The estimate of the fair value for the Twoo.com arrangement is based upon the Company's multi-scenario forecasts of Twoo.com's earnings for 2013, 2014 and 2015 and the number of users at December 31, 2014 and December 31, 2015, and the Company's estimate of the probability of each scenario occurring. These multi-scenario forecasts and related probability assessments were based primarily on management's internal projections and strategic plans, with limited additional consideration given to growth trends of similarly situated businesses. The fair value of this arrangement is determined using a discount rate of 15%.
The fair value of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consideration arrangements each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at March 31, 2014 includes a current portion of $8.0 million and non-current portion of $40.8 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At March 31, 2014 and December 31, 2013, the carrying values of the Company's investments accounted for under the cost method totaled $144.8 million and $137.3 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Liabilities:
Long-term debt	$(1,080,000)	$(1,096,897)	$(1,080,000)	$(1,058,396)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 5—LONG-TERM DEBT
The balance of long-term debt is comprised of:

	March 31, 2014	December 31, 2013
	(In thousands)
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commences May 30, 2014	$500,000	$500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1, which commenced March 1, 2006	80,000	80,000
Total long-term debt	$1,080,000	$1,080,000
The 2013 and 2012 Senior Notes were issued on November 15, 2013 and December 21, 2012, respectively.
The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes. See Note 10 for guarantor and non-guarantor financial information.
The indentures governing the 2013 and 2012 Senior Notes contain identical covenants that would limit our ability to pay dividends or make other distributions and repurchase or redeem our stock in the event a default has occurred or we are not in

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

compliance with the financial ratio set forth in the indenture. At March 31, 2014, there were no limitations pursuant thereto. There are additional covenants that limit our ability and the ability of our subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.
On December 21, 2012, the Company entered into a $300 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is 25 basis points. At March 31, 2014 and December 31, 2013, there are no outstanding borrowings under the revolving credit facility. IAC's obligation under the revolving credit facility is unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and is also secured by the stock of certain of our domestic and foreign subsidiaries.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive income (loss) and items reclassified out of accumulated other comprehensive income (loss) into earnings:

	Three Months Ended March 31, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31	$(20,352)	$7,306	$(13,046)
Other comprehensive income before reclassifications, net of tax provision of $0.6 million related to unrealized gains on available-for-sale securities	5,220	129	5,349
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	5,220	129	5,349
Balance as of March 31	$(15,132)	$7,435	$(7,697)

	Three Months Ended March 31, 2013
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31	$(25,073)	$(7,096)	$(32,169)
Other comprehensive loss before reclassifications, net of tax provision of $0.8 million related to unrealized gains on available-for-sale securities	(6,951)	(4,975)	(11,926)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(1)
Net current period other comprehensive loss	(6,951)	(4,976)	(11,927)
Balance as of March 31	$(32,024)	$(12,072)	$(44,096)
Unrealized gains and losses, net of tax, reclassified out of accumulated other comprehensive loss related to the maturities and sales of available-for-sale securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$34,305	$34,305	$52,709	$52,709
Net loss attributable to noncontrolling interests	2,394	2,394	1,872	1,872
Earnings from continuing operations attributable to IAC shareholders	36,699	36,699	54,581	54,581
Loss from discontinued operations attributable to IAC shareholders	(814)	(814)	(944)	(944)
Net earnings attributable to IAC shareholders	$35,885	$35,885	$53,637	$53,637

Denominator:
Weighted average basic shares outstanding	82,484	82,484	84,218	84,218
Dilutive securities including stock options and RSUs(a)	—	4,720	—	3,162
Denominator for earnings per share—weighted average shares(a)	82,484	87,204	84,218	87,380

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.44	$0.42	$0.65	$0.62
Discontinued operations	—	(0.01)	(0.01)	(0.01)
Earnings per share	$0.44	$0.41	$0.64	$0.61
____________________________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2014, there are no securities that are excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2013, approximately 3.4 million shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 8—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the "eCommerce" reportable segment, do not meet the quantitative thresholds that require presentation as separate operating segments.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenue:
Search & Applications	$398,035	$397,192
The Match Group	211,187	192,875
Media	36,355	44,995
eCommerce	94,842	107,297
Inter-segment elimination	(172)	(110)
Total	$740,247	$742,249

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating Income (Loss):
Search & Applications	$70,337	$86,983
The Match Group	39,803	37,359
Media	(8,566)	(7,157)
eCommerce	(1,561)	(4,493)
Corporate	(28,301)	(28,141)
Total	$71,712	$84,551

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Adjusted EBITDA:
Search & Applications	$82,071	$97,514
The Match Group	47,430	47,906
Media	(7,864)	(6,180)
eCommerce	2,804	723
Corporate	(16,346)	(13,197)
Total	$108,095	$126,766
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenue:
United States	$504,403	$514,614
All other countries	235,844	227,635
Total	$740,247	$742,249

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$269,057	$271,916
All other countries	22,054	22,048
Total	$291,111	$293,964

The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income consisting of: (1) non-cash compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and goodwill and intangible asset impairments and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.

The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments:

	Three Months Ended March 31, 2014
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$82,071	$—	$(4,465)	$(7,269)	$—	$70,337
The Match Group	47,430	(17)	(5,800)	(1,837)	27	39,803
Media	(7,864)	(164)	(282)	(256)	—	(8,566)
eCommerce	2,804	—	(1,748)	(2,617)	—	(1,561)
Corporate	(16,346)	(9,432)	(2,523)	—	—	(28,301)
Total	$108,095	$(9,613)	$(14,818)	$(11,979)	$27	$71,712

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2013
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$97,514	$(3)	$(3,865)	$(6,663)	$—	$86,983
The Match Group	47,906	157	(4,706)	(4,540)	(1,458)	37,359
Media	(6,180)	(205)	(523)	(249)	—	(7,157)
eCommerce	723	29	(2,619)	(2,626)	—	(4,493)
Corporate	(13,197)	(12,641)	(2,303)	—	—	(28,141)
Total	$126,766	$(12,663)	$(14,016)	$(14,078)	$(1,458)	$84,551
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
NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at March 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$670,607	$—	$332,704	$—	$1,003,311
Marketable securities	33,961	—	5,582	—	39,543
Accounts receivable, net	30	148,753	92,234	—	241,017
Other current assets	63,187	75,085	49,977	(1,044)	187,205
Intercompany receivables	—	524,844	830,023	(1,354,867)	—
Property and equipment, net	5,108	218,643	67,360	—	291,111
Goodwill	—	1,185,760	529,841	—	1,715,601
Intangible assets, net	—	293,311	178,926	—	472,237
Investment in subsidiaries	3,857,408	825,826	—	(4,683,234)	—
Other non-current assets	85,073	19,132	175,914	(6,088)	274,031
Total assets	$4,715,374	$3,291,354	$2,262,561	$(6,045,233)	$4,224,056

Accounts payable, trade	$5,023	$33,202	$29,291	$—	$67,516
Other current liabilities	40,684	269,022	223,421	—	533,127
Long-term debt	1,000,000	80,000	—	—	1,080,000
Income taxes payable	386,168	7,785	26,303	—	420,256
Intercompany liabilities	1,354,867	—	—	(1,354,867)	—
Other long-term liabilities	219,138	94,941	79,101	(7,132)	386,048
Redeemable noncontrolling interests	—	—	25,885	—	25,885
IAC shareholders' equity	1,709,494	2,806,404	1,876,830	(4,683,234)	1,709,494
Noncontrolling interests	—	—	1,730	—	1,730
Total liabilities and shareholders' equity	$4,715,374	$3,291,354	$2,262,561	$(6,045,233)	$4,224,056

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$782,022	$—	$318,422	$—	$1,100,444
Marketable securities	1,007	—	4,997	—	6,004
Accounts receivable, net	38	134,307	73,063	—	207,408
Other current assets	45,111	73,487	43,746	(814)	161,530
Intercompany receivables	—	564,999	851,454	(1,416,453)	—
Property and equipment, net	5,316	220,756	67,892	—	293,964
Goodwill	—	1,180,159	495,164	—	1,675,323
Intangible assets, net	—	301,513	143,823	—	445,336
Investment in subsidiaries	3,833,751	782,840	—	(4,616,591)	—
Other non-current assets	83,207	15,485	252,612	(6,629)	344,675
Total assets	$4,750,452	$3,273,546	$2,251,173	$(6,040,487)	$4,234,684

Accounts payable, trade	$4,310	$51,302	$22,041	$—	$77,653
Other current liabilities	41,623	254,882	212,739	—	509,244
Long-term debt	1,000,000	80,000	—	—	1,080,000
Income taxes payable	383,926	6,768	25,690	—	416,384
Intercompany liabilities	1,416,453	—	—	(1,416,453)	—
Other long-term liabilities	217,404	96,091	73,089	(7,443)	379,141
Redeemable noncontrolling interests	—	—	42,861	—	42,861
IAC shareholders' equity	1,686,736	2,784,503	1,832,088	(4,616,591)	1,686,736
Noncontrolling interests	—	—	42,665	—	42,665
Total liabilities and shareholders' equity	$4,750,452	$3,273,546	$2,251,173	$(6,040,487)	$4,234,684

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$518,264	$223,587	$(1,604)	$740,247
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	(28)	116,751	93,431	(960)	209,194
Selling and marketing expense	192	226,801	72,035	(316)	298,712
General and administrative expense	22,446	40,991	31,366	13	94,816
Product development expense	1,471	25,969	11,917	(341)	39,016
Depreciation	329	9,293	5,196	—	14,818
Amortization of intangibles	—	8,277	3,702	—	11,979
Total operating costs and expenses	24,410	428,082	217,647	(1,604)	668,535
Operating (loss) income	(24,410)	90,182	5,940	—	71,712
Equity in earnings (losses) of unconsolidated affiliates	54,259	8,422	(27)	(64,589)	(1,935)
Interest expense	(12,985)	(1,042)	(37)	—	(14,064)
Other income (expense), net	9,699	(8,751)	(971)	—	(23)
Earnings from continuing operations before income taxes	26,563	88,811	4,905	(64,589)	55,690
Income tax benefit (provision)	10,136	(30,161)	(1,360)	—	(21,385)
Earnings from continuing operations	36,699	58,650	3,545	(64,589)	34,305
Loss from discontinued operations, net of tax	(814)	—	(13)	13	(814)
Net earnings	35,885	58,650	3,532	(64,576)	33,491
Net loss attributable to noncontrolling interests	—	—	2,394	—	2,394
Net earnings attributable to IAC shareholders	$35,885	$58,650	$5,926	$(64,576)	$35,885
Comprehensive income attributable to IAC shareholders	$41,234	$59,032	$9,622	$(68,654)	$41,234

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$528,644	$214,642	$(1,037)	$742,249
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	677	153,800	102,151	(779)	255,849
Selling and marketing expense	431	182,743	59,997	(257)	242,914
General and administrative expense	22,245	40,273	33,207	(1)	95,724
Product development expense	899	23,042	11,176	—	35,117
Depreciation	367	9,249	4,400	—	14,016
Amortization of intangibles	—	8,962	5,116	—	14,078
Total operating costs and expenses	24,619	418,069	216,047	(1,037)	657,698
Operating (loss) income	(24,619)	110,575	(1,405)	—	84,551
Equity in earnings (losses) of unconsolidated affiliates	114,550	2,396	(91)	(116,946)	(91)
Interest expense	(6,557)	(1,065)	(41)	—	(7,663)
Other (expense) income, net	(55,448)	(18,138)	75,244	—	1,658
Earnings from continuing operations before income taxes	27,926	93,768	73,707	(116,946)	78,455
Income tax benefit (provision)	26,655	(33,806)	(18,595)	—	(25,746)
Earnings from continuing operations	54,581	59,962	55,112	(116,946)	52,709
(Loss) earnings from discontinued operations, net of tax	(944)	—	7	(7)	(944)
Net earnings	53,637	59,962	55,119	(116,953)	51,765
Net loss attributable to noncontrolling interests	—	8	1,864	—	1,872
Net earnings attributable to IAC shareholders	$53,637	$59,970	$56,983	$(116,953)	$53,637
Comprehensive income attributable to IAC shareholders	$41,710	$59,895	$40,890	$(100,785)	$41,710

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(29,250)	$73,160	$(1,206)	$—	$42,704
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(51,263)	(26,718)	—	(77,981)
Capital expenditures	(985)	(5,661)	(3,075)	—	(9,721)
Purchases of marketable debt securities	(32,848)	—	—	—	(32,848)
Purchases of long-term investments	(3,000)	(3,286)	(1,575)	—	(7,861)
Other, net	2	—	(159)	—	(157)
Net cash used in investing activities attributable to continuing operations	(36,831)	(60,210)	(31,527)	—	(128,568)
Cash flows from financing activities attributable to continuing operations:
Dividends	(20,004)	—	—	—	(20,004)
Issuance of common stock, net of withholding taxes	920	—	—	—	920
Excess tax benefits from stock-based awards	15,610	—	8,593	—	24,203
Purchase of noncontrolling interests	—	(30,000)	—	—	(30,000)
Funds returned from escrow for Meetic tender offer	—	—	12,354	—	12,354
Intercompany	(41,436)	17,051	24,385	—	—
Other, net	(374)	—	79	—	(295)
Net cash (used in) provided by financing activities attributable to continuing operations	(45,284)	(12,949)	45,411	—	(12,822)
Total cash (used in) provided by continuing operations	(111,365)	1	12,678	—	(98,686)
Total cash used in discontinued operations	(50)	—	(13)	—	(63)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	1,617	—	1,616
Net (decrease) increase in cash and cash equivalents	(111,415)	—	14,282	—	(97,133)
Cash and cash equivalents at beginning of period	782,022	—	318,422	—	1,100,444
Cash and cash equivalents at end of period	$670,607	$—	$332,704	$—	$1,003,311

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(1,106)	$106,037	$(12,569)	$—	$92,362
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,060)	(23,134)	—	(29,194)
Capital expenditures	(78)	(28,920)	(4,640)	—	(33,638)
Proceeds from maturities and sales of marketable debt securities	12,500	—	—	—	12,500
Purchases of long-term investments	—	—	(975)	—	(975)
Other, net	(55)	—	(782)	—	(837)
Net cash provided by (used in) investing activities attributable to continuing operations	12,367	(34,980)	(29,531)	—	(52,144)
Cash flows from financing activities attributable to continuing operations:
Principal payments on long-term debt	(15,844)	—	—	—	(15,844)
Purchase of treasury stock	(88,605)	—	—	—	(88,605)
Dividends	(21,429)	—	—	—	(21,429)
Issuance of common stock, net of withholding taxes	552	—	—	—	552
Excess tax benefits from stock-based awards	12,530	—	—	—	12,530
Intercompany	29,317	(71,056)	41,739	—	—
Other, net	(927)	(29)	(145)	—	(1,101)
Net cash (used in) provided by financing activities attributable to continuing operations	(84,406)	(71,085)	41,594	—	(113,897)
Total cash used in continuing operations	(73,145)	(28)	(506)	—	(73,679)
Total cash provided by (used in) discontinued operations	2,426	—	(1)	—	2,425
Effect of exchange rate changes on cash and cash equivalents	—	28	(4,994)	—	(4,966)
Net decrease in cash and cash equivalents	(70,719)	—	(5,501)	—	(76,220)
Cash and cash equivalents at beginning of period	501,075	—	248,902	—	749,977
Cash and cash equivalents at end of period	$430,356	$—	$243,401	$—	$673,757

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview

IAC is a leading media and Internet company comprised of more than 150 brands and products, including Ask.com, About.com, Match.com, HomeAdvisor and Vimeo. Focused on the areas of search, applications, online dating, media and eCommerce, IAC's family of websites is one of the largest in the world, with over a billion monthly visits across more than 100 countries.

During the first quarter of 2014, IAC realigned its reportable segments as follows:

•
The Company created a new segment called "The Match Group" that includes Match, which was previously reported as its own separate segment, and DailyBurn and Tutor, which were previously in the Media and Other segments, respectively.

•	The businesses within the Local segment, HomeAdvisor, Felix and, for periods prior to July 1, 2013, CityGrid Media, were moved to the eCommerce segment, formerly called the Other segment.

•	There were no changes to the Search & Applications segment.

In addition, the Company introduced Adjusted EBITDA, a new non-GAAP financial measure, beginning with the first quarter of 2014. Going forward, the Company plans to regularly report Adjusted EBITDA and will no longer report Operating Income Before Amortization. We believe Adjusted EBITDA is a useful measure for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments.

For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2013.

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Search & Applications	$398,035	$843	—%	$397,192
The Match Group	211,187	18,312	9%	192,875
Media	36,355	(8,640)	(19)%	44,995
eCommerce	94,842	(12,455)	(12)%	107,297
Inter-segment elimination	(172)	(62)	(58)%	(110)
Total	$740,247	$(2,002)	—%	$742,249
Search & Applications revenue was flat year-over-year, reflecting growth from Websites (which includes Ask.com, About.com, CityGrid Media, Dictionary.com, Investopedia.com and PriceRunner.com), which was entirely offset by decreased revenue at Applications (which includes our direct to consumer downloadable applications operations (B2C) and our partnership operations (B2B)). Websites revenue grew 8% to $203.7 million due to the acquisition of the ValueClick "Owned & Operated" ("O&O") website businesses on January 10, 2014, the contribution of CityGrid Media, which had been moved from the eCommerce segment to the Search & Applications segment, effective July 1, 2013, and growth from About.com, partially offset by a year-over-year decline in revenue at Ask.com. Applications revenue decreased 7% to $194.3 million, despite query growth from our B2C operations, primarily due to lower queries from our B2B operations.

The Match Group revenue increased 9% to $211.2 million driven by a 9% increase in Dating revenue. Dating North America revenue (which includes Match.com, Chemistry, People Media, OkCupid and other dating businesses operating within the United States and Canada) and Dating International revenue (which includes all dating businesses operating outside of the

United States and Canada) increased 7% to $134.5 million and 12% to $70.5 million, respectively. Non-dating revenue (consisting of DailyBurn and Tutor) increased 53%. The growth in revenue was driven by increased subscribers across the segment. Dating North America and Dating International paid subscribers increased 11% and 10%, respectively.

Media revenue decreased 19% to $36.4 million primarily due to the impact of the closure of the Newsweek print business and the sale of the Newsweek digital business in August 2013, partially offset by continued growth at Vimeo.

eCommerce revenue decreased 12% to $94.8 million primarily due to the move of CityGrid Media from the eCommerce segment to the Search & Applications segment, partially offset by an increase from HomeAdvisor.

A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"), which expires on March 31, 2016. For the three months ended March 31, 2014 and 2013, revenue earned from Google is $355.6 million and $376.1 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment.

Cost of revenue

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Cost of revenue	$209,194	$(46,655)	(18)%	$255,849
As a percentage of revenue	28%			34%
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
Cost of revenue in 2014 decreased from 2013 primarily due to decreases of $37.3 million from Search & Applications, $7.9 million from eCommerce and $5.5 million from Media, partially offset by an increase of $4.8 million from The Match Group. Cost of revenue from Search & Applications decreased primarily due to a decrease of $43.4 million in traffic acquisition costs driven primarily by lower revenue from our B2B operations and Ask.com, partially offset by the acquisition of the ValueClick O&O website businesses and the move of CityGrid Media to the Search & Applications segment. The decrease in cost of revenue from eCommerce was primarily due to the move of CityGrid Media to the Search & Applications segment. Cost of revenue from Media decreased primarily due to lower production costs at Electus resulting from a corresponding decrease in revenue. The increase in cost of revenue from The Match Group is primarily due to an increase in customer acquisition costs.

Selling and marketing expense

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$298,712	$55,798	23%	$242,914
As a percentage of revenue	40%			33%
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
Selling and marketing expense in 2014 increased from 2013 primarily due to increases of $47.0 million from Search & Applications and $13.6 million from The Match Group, partially offset by a decrease of $4.7 million from eCommerce. Selling and marketing expense from Search & Applications increased primarily due to a $43.7 million increase in online marketing spend, which was primarily related to our B2C downloadable applications, and the acquisition of the ValueClick O&O website businesses. The increase in selling and marketing expense from The Match Group was primarily due to an increase of $13.9 million in both offline and online marketing spend at Dating and DailyBurn. Selling and marketing expense from eCommerce decreased primarily due to the move of CityGrid Media to the Search & Applications segment.

General and administrative expense

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
General and administrative expense	$94,816	$(908)	(1)%	$95,724
As a percentage of revenue	13%			13%
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.
General and administrative expense in 2014 decreased from 2013 primarily due to decreases of $2.4 million from eCommerce, $1.6 million from The Match Group and $1.2 million from Media, partially offset by an increase of $4.1 million from Search & Applications. General and administrative expense from eCommerce decreased primarily due to the move of CityGrid Media to the Search & Applications segment. The decrease in general and administrative expense from The Match Group is primarily due to a $3.9 million benefit related to the expiration of the statute of limitations for a non-income tax matter and a decrease of $1.5 million in acquisition-related contingent consideration fair value adjustments, partially offset by an increase in compensation and other employee-related costs at our Dating businesses due, in part, to an increase in headcount. General and administrative expense from Media decreased primarily due to the closure of the Newsweek print business and the sale of the Newsweek digital business, partially offset by an increase in compensation and other employee-related costs due to increased headcount at Vimeo. The increase in general and administrative expense from Search & Applications is primarily due to the acquisition of the ValueClick O&O website businesses and the move of CityGrid Media from the eCommerce segment.

Product development expense

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Product development expense	$39,016	$3,899	11%	$35,117
As a percentage of revenue	5%			5%
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
Product development expense in 2014 increased from 2013 primarily due to an increase of $2.5 million from Search & Applications related to an increase in compensation and other employee-related costs due, in part, to the acquisition of the ValueClick O&O website businesses.

Depreciation

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Depreciation	$14,818	$802	6%	$14,016
As a percentage of revenue	2%			2%
Depreciation in 2014 increased from 2013 resulting primarily from the incremental depreciation associated with capital expenditures made throughout 2013 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated.

Adjusted EBITDA

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Search & Applications	$82,071	$(15,443)	(16)%	$97,514
The Match Group	47,430	(476)	(1)%	47,906
Media	(7,864)	(1,684)	(27)%	(6,180)
eCommerce	2,804	2,081	288%	723
Corporate	(16,346)	(3,149)	(24)%	(13,197)
Total	$108,095	$(18,671)	(15)%	$126,766

As a percentage of revenue	15%			17%
Search & Applications Adjusted EBITDA decreased 16% to $82.1 million, primarily due to flat year-over-year revenue and an increase in selling and marketing expense, partially offset by the contribution from the acquisition of the ValueClick O&O website businesses and the move of CityGrid Media to the Search & Applications segment. The increase in selling and marketing expense is primarily due to an increase in online marketing spend related to our B2C downloadable applications. Partially offsetting the increase in selling and marketing expense is a decrease in cost of revenue, driven primarily by lower revenue from our B2B operations and Ask.com.
The Match Group Adjusted EBITDA decreased 1% to $47.4 million, despite higher revenue noted above, primarily due to higher selling and marketing expense and cost of revenue. The increase in selling and marketing expense is primarily due to an increase in both offline and online marketing spend at Dating and DailyBurn. The increase in cost of revenue is primarily due to an increase in customer acquisition costs. Partially offsetting these increases is a $3.9 million benefit related to the expiration of the statute of limitations for a non-income tax matter.
Media Adjusted EBITDA loss increased 27% to a loss of $7.9 million primarily due to the favorable effect in the prior year period of certain items related to the Newsweek print closure.
eCommerce Adjusted EBITDA increased to $2.8 million primarily due to growth in profitability at HomeAdvisor.
Corporate Adjusted EBITDA loss increased 24% to a loss of $16.3 million primarily due to higher professional fees and an increase in compensation and other employee-related costs.

Operating income (loss)

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Search & Applications	$70,337	$(16,646)	(19)%	$86,983
The Match Group	39,803	2,444	7%	37,359
Media	(8,566)	(1,409)	(20)%	(7,157)
eCommerce	(1,561)	2,932	65%	(4,493)
Corporate	(28,301)	(160)	(1)%	(28,141)
Total	$71,712	$(12,839)	(15)%	$84,551

As a percentage of revenue	10%			11%
Refer to Note 8 to the consolidated financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment.
Operating income in 2014 decreased from 2013 primarily due to the decrease of $18.7 million in Adjusted EBITDA described above, partially offset by decreases of $3.0 million in non-cash compensation expense, $2.1 million in amortization of intangibles and $1.5 million in acquisition-related contingent consideration fair value adjustments. The decrease in non-cash compensation expense is primarily the result of an increase in forfeited awards in the current year. The decrease in amortization of intangibles is primarily related to lower amortization expense at The Match Group due to certain intangible assets becoming fully amortized.
At March 31, 2014, there was $115.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Equity in losses of unconsolidated affiliates

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(1,935)	$(1,844)	(2,026)%	$(91)

Equity in losses of unconsolidated affiliates in 2014 increased from 2013 primarily due to increased losses associated with our equity method investments.

Interest expense

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Interest expense	$(14,064)	$(6,401)	84%	$(7,663)
Interest expense in 2014 increased from 2013 principally due to the 4.875% Senior Notes due November 30, 2018 issued on November 15, 2013.

Other (expense) income, net

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Other (expense) income, net	$(23)	$(1,681)	NM	$1,658
________________________
NM = not meaningful

Other (expense) income, net in 2014 decreased from 2013 primarily due to a decrease in foreign currency exchange gains.

Income tax provision

	Three Months Ended March 31,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Income tax provision	$(21,385)	NM	NM	$(25,746)

In 2014, the Company recorded an income tax provision for continuing operations of $21.4 million, which represents an effective income tax rate of 38%. The 2014 effective rate is higher than the statutory rate of 35% due primarily to interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates. In 2013, the Company recorded an income tax provision for continuing operations of $25.7 million, which represents an effective income tax rate of 33%. The 2013 effective rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates and research credits, partially offset by state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2014 is a $1.6 million and a $0.8 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in the income tax provision for continuing operations and discontinued operations for the three months ended March 31, 2013 is a $1.3 million and a $1.0 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At March 31, 2014 and December 31, 2013, the Company has accrued $137.0 million and $133.0 million, respectively, for the payment of interest. At March 31, 2014 and December 31, 2013, the Company has accrued $5.3 million and $5.1 million, respectively, for penalties.

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

On August 28, 2013, the Joint Committee of Taxation completed its review and approved the audit settlement previously agreed to with the Internal Revenue Service for the years ended December 2001 through 2009. The statute of limitations for the years 2001 through 2009 expires on July 1, 2014. At March 31, 2014 and December 31, 2013, the Company has unrecognized tax benefits of $274.9 million and $275.8 million, respectively. Unrecognized tax benefits at March 31, 2014 decreased $0.9 million from December 31, 2013 due principally to deductible timing differences. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease within twelve months of the current reporting date. An estimate of changes in unrecognized tax benefits, while potentially significant, cannot be made.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, the Company had $1.0 billion of cash and cash equivalents, $39.5 million of marketable securities, and $1.1 billion of long-term debt. Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of AAA rated money market funds and time deposits. Marketable securities consist of short-to-medium-term debt securities issued by investment grade corporate issuers and equity securities. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in equity securities as part of its investment strategy. Long-term debt is comprised of $500 million in 2013 Senior Notes due November 30, 2018, $500 million in 2012 Senior Notes due December 15, 2022 and $80 million in Liberty Bonds due September 1, 2035.

At March 31, 2014, $327.2 million of the $1.0 billion of cash and cash equivalents was held by the Company's foreign subsidiaries. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax; however, the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.

In summary, the Company's cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$42,704	$92,362
Net cash used in investing activities	(128,568)	(52,144)
Net cash used in financing activities	(12,822)	(113,897)
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, asset impairment charges, excess tax benefits from stock-based awards, deferred income taxes, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, and the effect of changes in working capital activities. Net cash provided by operating activities attributable to continuing operations in 2014 consists of earnings from continuing operations of $34.3 million, adjustments for non-cash items of $20.9 million, and cash used in working capital activities of $12.5 million. Adjustments for non-cash items primarily consist of $14.8 million of depreciation, $12.0 million of amortization of intangibles, $9.6 million of non-cash compensation expense, partially offset by $24.2 million of excess tax benefits from stock-based awards. The decrease in cash from changes in working capital activities primarily consists of an increase in accounts receivable of $20.4 million and a decrease of $11.7 million in accounts payable and other current liabilities, partially offset by an increase in deferred revenue of $16.9 million and an increase in income taxes payable of $6.7 million. The increase in accounts receivable is primarily due to our services agreement with Google and is due to an increase in revenue in the first quarter of 2014 compared to the fourth quarter of 2013. The related receivable from Google was $128.0 million and $112.3 million at March 31, 2014 and December 31, 2013, respectively. The increase in accounts receivable was also impacted by growth in revenue at our HomeAdvisor business. The decrease in accounts payable and other current liabilities is due to a decrease in accrued employee compensation and benefits, accrued revenue share, and in payables to suppliers at Shoebuy, partially offset by an increase in accrued advertising expense at Search & Applications and The Match Group. The decrease in accrued employee compensation and benefits is due to the payment of 2013 cash bonuses in 2014. The increase in deferred revenue is primarily due to growth in subscription revenue at The Match Group and Vimeo. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments.
Net cash used in investing activities attributable to continuing operations in 2014 includes cash consideration used in acquisitions and investments of $85.8 million, which includes the acquisition of the ValueClick O&O website businesses, the purchase of marketable debt securities of $32.8 million and capital expenditures of $9.7 million, primarily related to the internal development of software to support our products and services.
Net cash used in financing activities attributable to continuing operations in 2014 includes $30.0 million for the purchase of noncontrolling interests and $20.0 million related to the payment of cash dividends to IAC shareholders, partially offset by excess tax benefits from stock-based awards of $24.2 million and the return of $12.4 million of funds held in escrow related to the Meetic tender offer.
Net cash provided by operating activities attributable to continuing operations in 2013 consists of earnings from continuing operations of $52.7 million, adjustments for non-cash items of $22.2 million and cash provided by working capital activities of $17.5 million. Adjustments for non-cash items primarily consists of $14.1 million of amortization of intangibles, $14.0 million of depreciation, $12.7 million of non-cash compensation expense, partially offset by $12.5 million of excess tax benefits from stock-based awards and $11.0 million of deferred income taxes. The deferred income tax benefit primarily relates to the difference in timing between the accrual and payment of cash bonuses. The increase in cash from changes in working capital activities primarily consists of an increase of $35.2 million in income taxes payable and an increase of $7.8 million in deferred revenue, partially offset by a decrease of $12.9 million in accounts payable and other current liabilities, an increase of $8.0 million in other current assets and an increase of $4.6 million in accounts receivable. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in deferred revenue is primarily due to growth in subscription revenue at Dating, as well as growth at Electus and Vimeo, partially offset by a $9.9 million decrease in deferred revenue at Newsweek due to its transition to a digital only publication. The decrease in accounts payable and other current liabilities is due to a decrease in accrued advertising expense primarily at Search & Applications, Newsweek's transition to a digital only publication, and a decrease in payables to suppliers at Shoebuy, partially offset by an increase in accrued revenue share expense primarily at Search & Applications and an increase in accrued employee compensation and benefits due to the timing of bonus payments. The increase in other current assets is primarily due to an increase in short-term production costs at Electus that are capitalized while the television program, video or film is being produced. The increase in accounts receivable is primarily due to our services agreement with Google and is due to an increase in revenue in the first quarter of 2013 compared to the fourth quarter of 2012. The related receivable from Google was $137.0 million and $125.3 million at March 31, 2013 and December 31, 2012, respectively. Electus' accounts receivable also increased due to higher revenue. These increases were partially offset by a $13.5 million decrease in accounts receivable at Newsweek due to its transition to a digital only publication.

Net cash used in investing activities attributable to continuing operations in 2013 includes capital expenditures of $33.6 million, which includes $23.1 million related to the purchase of a 50% ownership interest in an aircraft, and cash consideration used in acquisitions and investments of $30.2 million primarily related to the acquisition of Twoo, partially offset by net maturities and sales of marketable debt securities of $12.5 million.

Net cash used in financing activities attributable to continuing operations in 2013 includes $88.6 million for the repurchase of 1.4 million shares of common stock at an average price of $42.96 per share, $21.4 million related to the payment of cash dividends to IAC shareholders and $15.8 million for the payment of our 2002 Senior Notes, which matured on January 15, 2013, partially offset by excess tax benefits from stock-based awards of $12.5 million.

The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities and cash flows generated from operations. The Company has a $300.0 million revolving credit facility, which expires on December 21, 2017, and is available as an additional source of financing. At March 31, 2014, there were no outstanding borrowings under the revolving credit facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2014 capital expenditures will be lower than 2013. At March 31, 2014, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On April 30, 2014, IAC declared a quarterly cash dividend of $0.24 per share of common and Class B common stock outstanding payable on June 1, 2014 to stockholders of record on May 15, 2014. Future declarations of dividends are subject to the determination of IAC's Board of Directors.

The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations and available borrowing capacity under its $300 million revolving credit facility, will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS

At March 31, 2014, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

IAC'S PRINCIPLES OF FINANCIAL REPORTING

IAC reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with U.S. GAAP, but should not be considered a substitute for or superior to U.S. GAAP results. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the U.S. GAAP and non-GAAP measure, which we discuss below.

Definition of IAC's Non-GAAP Measure
        Adjusted EBITDA is defined as operating income excluding: (1) non-cash compensation expense; (2) depreciation; and (3)acquisition-related items consisting of (i) amortization of intangible assets and goodwill and intangible asset impairments and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.

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
Amortization of intangible assets and goodwill and intangible asset impairments are non-cash expenses relating primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as content, technology, customer lists, advertiser and supplier relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report contingent consideration liabilities at fair value. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or ongoing costs of doing business.

RECONCILIATION OF ADJUSTED EBITDA

For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment for the three months ended March 31, 2014 and 2013, see Note 8 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2014, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.    Controls and Procedures

The Company monitors and evaluates on an ongoing basis its disclosure controls and internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), IAC management, including the Chairman and Senior Executive and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chairman and Senior Executive and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(d) of the Exchange Act, the Company, under the supervision and with the participation of IAC management, including the Chairman and Senior Executive and the Chief Financial Officer, also evaluated whether any changes occurred to the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on that evaluation, the Company concluded that there has been no such change during the period covered by this report.

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in industry standards and technology, actual tax liabilities that differ materially from our estimates, operational and financial risks relating to acquisitions, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2013. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.

Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition or future operating results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the quarter ended March 31, 2014. As of that date, 8,562,170 shares of common stock remained available for repurchase under the Company's previously announced April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and/or privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of March 12, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.(1)
4.2	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of March 12, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.(1)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2
Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 2, 2014
IAC/INTERACTIVECORP

		By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer	May 2, 2014
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
RECONCILIATION OF ADJUSTED EBITDA
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES