Form 10-Q
period 2014-06-30
IAC/INTERACTIVECORP
filed 2014-07-31
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on July 31, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 25, 2014, the following shares of the registrant's common stock were outstanding:

Common Stock	77,597,075
Class B Common Stock	5,789,499
Total outstanding Common Stock	83,386,574
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 25, 2014 was $5,121,561,426. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$987,326	$1,100,444
Marketable securities	81,611	6,004
Accounts receivable, net of allowance of $11,443 and $8,540 respectively	223,436	207,408
Other current assets	185,059	161,530
Total current assets	1,477,432	1,475,386
Property and equipment, net of accumulated depreciation and amortization of $277,966 and $265,298, respectively	291,289	293,964
Goodwill	1,720,650	1,675,323
Intangible assets, net of accumulated amortization of $85,407 and $83,310, respectively	470,361	445,336
Long-term investments	119,487	179,990
Other non-current assets	88,259	164,685
TOTAL ASSETS	$4,167,478	$4,234,684

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$58,569	$77,653
Deferred revenue	184,423	158,206
Accrued expenses and other current liabilities	344,738	351,038
Total current liabilities	587,730	586,897
Long-term debt	1,080,000	1,080,000
Income taxes payable	420,408	416,384
Deferred income taxes	327,957	320,748
Other long-term liabilities	52,419	58,393

Redeemable noncontrolling interests	24,137	42,861

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 251,393,985 and 250,982,079 shares, respectively and outstanding 77,579,984 and 76,404,552 shares, respectively	251	251
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,358,763	11,562,567
Accumulated deficit	(14,846)	(32,735)
Accumulated other comprehensive loss	(9,906)	(13,046)
Treasury stock 184,182,001 and 184,945,527 shares, respectively	(9,661,350)	(9,830,317)
Total IAC shareholders' equity	1,672,928	1,686,736
Noncontrolling interests	1,899	42,665
Total shareholders' equity	1,674,827	1,729,401
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,167,478	$4,234,684

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenue	$756,315	$799,411	$1,496,562	$1,541,660
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	211,100	272,822	420,294	528,671
Selling and marketing expense	272,786	247,153	571,498	490,067
General and administrative expense	109,719	103,515	204,535	199,239
Product development expense	38,357	34,052	77,373	69,169
Depreciation	15,257	17,036	30,075	31,052
Amortization of intangibles	13,406	18,137	25,385	32,215
Total operating costs and expenses	660,625	692,715	1,329,160	1,350,413
Operating income	95,690	106,696	167,402	191,247
Equity in losses of unconsolidated affiliates	(6,850)	(1,078)	(8,785)	(1,169)
Interest expense	(14,046)	(7,658)	(28,110)	(15,321)
Other (expense) income, net	(62,900)	(4)	(62,923)	1,654
Earnings from continuing operations before income taxes	11,894	97,956	67,584	176,411
Income tax provision	(29,889)	(39,416)	(51,274)	(65,162)
(Loss) earnings from continuing operations	(17,995)	58,540	16,310	111,249
Loss from discontinued operations, net of tax	(868)	(1,068)	(1,682)	(2,012)
Net (loss) earnings	(18,863)	57,472	14,628	109,237
Net loss attributable to noncontrolling interests	867	818	3,261	2,690
Net (loss) earnings attributable to IAC shareholders	$(17,996)	$58,290	$17,889	$111,927

Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations	$(0.21)	$0.71	$0.24	$1.36
Diluted (loss) earnings per share from continuing operations	$(0.21)	$0.69	$0.22	$1.31
Basic (loss) earnings per share	$(0.22)	$0.70	$0.22	$1.33
Diluted (loss) earnings per share	$(0.22)	$0.67	$0.20	$1.29

Dividends declared per share	$0.24	$0.24	$0.48	$0.48

Non-cash compensation expense by function:
Cost of revenue	$459	$681	$451	$1,301
Selling and marketing expense	657	794	853	1,180
General and administrative expense	13,707	9,427	21,659	20,207
Product development expense	1,729	918	3,202	1,795
Total non-cash compensation expense	$16,552	$11,820	$26,165	$24,483
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net (loss) earnings	$(18,863)	$57,472	$14,628	$109,237
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(187)	(4,598)	5,190	(13,021)
Change in net unrealized (losses) gains on available-for-sale securities (net of tax benefits of $865 and $1,438 for the three and six months ended June 30, 2014, respectively, and tax provision of $740 and tax benefit of $84 for the three and six months ended June 30, 2013, respectively)	(2,139)	17,187	(2,250)	12,211
Total other comprehensive (loss) income, net of tax	(2,326)	12,589	2,940	(810)
Comprehensive (loss) income	(21,189)	70,061	17,568	108,427
Comprehensive loss attributable to noncontrolling interests	984	138	3,461	3,482
Comprehensive (loss) income attributable to IAC shareholders	$(20,205)	$70,199	$21,029	$111,909
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Accumulated Deficit		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2013	$42,861	$251	250,982	$16	16,157	$11,562,567	$(32,735)	$(13,046)	$(9,830,317)	$1,686,736	$42,665	$1,729,401
Net (loss) earnings for the six months ended June 30, 2014	(3,261)	—	—	—	—	—	17,889	—	—	17,889	—	17,889
Other comprehensive (loss) income, net of tax	(299)	—	—	—	—	—	—	3,140	—	3,140	99	3,239
Non-cash compensation expense	—	—	—	—	—	25,979	—	—	—	25,979	186	26,165
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	—	412	—	—	(182,702)	—	—	168,967	(13,735)	—	(13,735)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	25,487	—	—	—	25,487	—	25,487
Dividends	—	—	—	—	—	(39,556)	—	—	—	(39,556)	—	(39,556)
Purchase of redeemable noncontrolling interests	(38,893)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(50,347)	(50,347)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	23,716	—	—	—	—	(33,012)	—	—	—	(33,012)	9,296	(23,716)
Other	13	—	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2014	$24,137	$251	251,394	$16	16,157	$11,358,763	$(14,846)	$(9,906)	$(9,661,350)	$1,672,928	$1,899	$1,674,827
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$14,628	$109,237
Less: loss from discontinued operations, net of tax	(1,682)	(2,012)
Earnings from continuing operations	16,310	111,249
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	26,165	24,483
Depreciation	30,075	31,052
Amortization of intangibles	25,385	32,215
Impairment of long-term investments	64,281	—
Excess tax benefits from stock-based awards	(32,889)	(23,547)
Deferred income taxes	5,849	(6,737)
Equity in losses of unconsolidated affiliates	8,785	1,169
Acquisition-related contingent consideration fair value adjustments	500	5,707
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,718)	(9,754)
Other assets	(19,238)	(14,789)
Accounts payable and other current liabilities	(31,242)	23,438
Income taxes payable	29,299	45,529
Deferred revenue	25,851	(203)
Other, net	5,358	8,451
Net cash provided by operating activities attributable to continuing operations	148,771	228,263
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(103,637)	(36,913)
Capital expenditures	(26,557)	(47,819)
Proceeds from maturities and sales of marketable debt securities	998	12,502
Purchases of marketable debt securities	(78,380)	—
Proceeds from sales of long-term investments	2,803	310
Purchases of long-term investments	(14,701)	(25,259)
Other, net	(616)	(1,443)
Net cash used in investing activities attributable to continuing operations	(220,090)	(98,622)
Cash flows from financing activities attributable to continuing operations:
Principal payments on long-term debt	—	(15,844)
Purchase of treasury stock	—	(162,660)
Dividends	(40,086)	(38,880)
Issuance of common stock, net of withholding taxes	(13,823)	(868)
Excess tax benefits from stock-based awards	32,889	23,547
Purchase of noncontrolling interest	(30,000)	—
Funds returned from escrow for Meetic tender offer	12,354	—
Acquisition-related contingent consideration payment	(7,373)	—
Other, net	(141)	(3,634)
Net cash used in financing activities attributable to continuing operations	(46,180)	(198,339)
Total cash used in continuing operations	(117,499)	(68,698)
Total cash (used in) provided by discontinued operations	(157)	2,335
Effect of exchange rate changes on cash and cash equivalents	4,538	(4,889)
Net decrease in cash and cash equivalents	(113,118)	(71,252)
Cash and cash equivalents at beginning of period	1,100,444	749,977
Cash and cash equivalents at end of period	$987,326	$678,725
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
Reportable Segments
During the first quarter of 2014, IAC realigned its reportable segments as follows:

•
The Company created a new segment called The Match Group that includes Match, which was previously reported as its own separate segment, and DailyBurn and Tutor, which were previously in the Media and Other segments, respectively.

•	The businesses within the Local segment (HomeAdvisor, Felix and, for periods prior to July 1, 2013, CityGrid Media) were moved to the eCommerce segment, formerly called the Other segment.

•	There were no changes to the Search & Applications segment.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Current Report on Form 8-K dated July 2, 2014.

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
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and six months ended June 30, 2014, revenue earned from Google is $349.5 million and $704.6 million, respectively. For the three and six months ended June 30, 2013, revenue earned from Google is $405.8 million and $781.9 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $114.5 million and $112.3 million at June 30, 2014 and December 31, 2013, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. The new guidance is effective for reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or cumulative effect approach to adopt ASU No. 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements or the method of adoption.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The Company will adopt the new guidance effective January 1, 2015. The adoption of ASU No. 2014-08 will not have a material effect on the Company’s consolidated financial statements.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
For the three and six months ended June 30, 2014, the Company recorded an income tax provision for continuing operations of $29.9 million and $51.3 million, respectively, which represents effective income tax rates of 251% and 76%, respectively. The effective rates for the three and six months ended June 30, 2014 are higher than the statutory rate of 35% due primarily to the largely unbenefited loss associated with the write-downs of certain of the Company's investments, interest on reserves for income tax contingencies, and state taxes, partially offset by foreign income taxed at lower rates. For the three and six months ended June 30, 2013, the Company recorded an income tax provision for continuing operations of $39.4 million and $65.2 million, respectively, which represents effective income tax rates of 40% and 37%, respectively. The effective rates for the three and six months ended June 30, 2013 are higher than the statutory rate of 35% due primarily to state taxes and interest on reserves for income tax contingencies, partially offset by foreign income taxed at lower rates.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for continuing operations and discontinued operations for the three months ended June 30, 2014 is a $1.5 million and a $0.8 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in the income tax provision for continuing operations and discontinued operations for the six months ended June 30, 2014 is a $3.1 million and a $1.6 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2014 and December 31, 2013, the Company has accrued $140.7 million and $133.0 million, respectively, for the payment of interest. At June 30, 2014 and December 31, 2013, the Company has accrued $5.3 million and $5.1 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. In June 2014, the Internal Revenue Service notified the Company that it will audit the Company’s tax returns for the years ended December 31, 2010 through 2012. Various other jurisdictions are currently under examination, the most significant of which are France, California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At June 30, 2014 and December 31, 2013, unrecognized tax benefits, including interest, are $412.0 million and $408.8 million, respectively. Of the total unrecognized tax benefits at June 30, 2014, $409.5 million is included in "Income taxes payable," $2.1 million relates to deferred tax assets included in "Deferred income taxes" and $0.3 million is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. Included in unrecognized tax benefits at June 30, 2014 is $39.9 million relating to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.
The statute of limitations for federal income taxes for the years 2001 through 2009 expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $374.8 million will be recognized in the third quarter of 2014. The income tax benefit to continuing operations and discontinued operations will be $88.3 million and $175.7 million, respectively. The remaining amount of $110.8 million will affect various balance sheet accounts, primarily non-current deferred tax assets, which will be reduced by $100.0 million. If the remaining balance of unrecognized tax benefits at June 30, 2014 is subsequently recognized, $32.5 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. Excluding the amounts related to the 2001-2009 period described above, the Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by an additional $11.6 million within twelve months of the current reporting date, of which approximately $8.3 million would decrease income tax provision for continuing operations, primarily due to expirations of statutes of limitations.

NOTE 3—MARKETABLE SECURITIES
At June 30, 2014, current available-for-sale marketable securities are as follows:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$78,599	$41	$(59)	$78,581
Total debt securities	78,599	41	(59)	78,581
Equity security	149	2,881	—	3,030
Total marketable securities	$78,748	$2,922	$(59)	$81,611
At December 31, 2013, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt security	$1,004	$4	$—	$1,008
Total debt security	1,004	4	—	1,008
Equity securities	216	4,780	—	4,996
Total marketable securities	$1,220	$4,784	$—	$6,004
The net unrealized gains in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
The contractual maturities of debt securities classified as current available-for-sale at June 30, 2014 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$10,632	$10,642
Due after one year through five years	67,967	67,939
Total	$78,599	$78,581
The following table summarizes investments in current available-for-sale marketable debt securities (22 in total at June 30, 2014) that have been in a continuous unrealized loss position for less than twelve months:

	June 30, 2014		December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$51,621	$(59)	$—	$—
Total	$51,621	$(59)	$—	$—
At June 30, 2014 and December 31, 2013, there are no investments in current available-for-sale marketable securities that have been in a continuous unrealized loss position for twelve months or longer.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

All of the Company’s marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate principally to changes in interest rates. Because the Company does not intend to sell any marketable debt securities and it is not more likely than not that the Company will be required to sell any marketable debt securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at June 30, 2014.
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$3,462	$2	$3,462	$12,502
Gross realized gains	2,299	—	2,299	—
There were no realized losses from the maturities and sales of available-for-sale marketable securities for the three and six months ended June 30, 2014 and 2013. Gross realized gains from the maturities and sales of available-for-sale marketable securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2014
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$350,637	$—	$—	$350,637
Commercial paper	—	246,620	—	246,620
Time deposits	—	59,006	—	59,006
Marketable securities:
Corporate debt securities	—	78,581	—	78,581
Equity security	3,030	—	—	3,030
Long-term investments:
Auction rate security	—	—	9,250	9,250
Marketable equity security	9,516	—	—	9,516
Total	$363,183	$384,207	$9,250	$756,640

Liabilities:
Contingent consideration arrangements	$—	$—	$(41,397)	$(41,397)

	December 31, 2013
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$698,307	$—	$—	$698,307
Commercial paper	—	12,000	—	12,000
Time deposits	—	32,325	—	32,325
Marketable securities:
Corporate debt security	—	1,008	—	1,008
Equity securities	4,996	—	—	4,996
Long-term investments:
Auction rate security	—	—	8,920	8,920
Marketable equity securities	11,711	—	—	11,711
Total	$715,014	$45,333	$8,920	$769,267

Liabilities:
Contingent consideration arrangements	$—	$—	$(45,828)	$(45,828)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2014		2013
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at April 1	$9,150	$(48,758)	$8,580	$(44,577)
Total net gains (losses):
Included in earnings (unrealized)	—	(527)	—	(4,249)
Included in other comprehensive income (loss)	100	499	180	(368)
Settlements	—	7,389	—	12
Balance at June 30	$9,250	$(41,397)	$8,760	$(49,182)

	Six Months Ended June 30,
	2014		2013
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$8,920	$(45,828)	$8,100	$(1,909)
Total net gains (losses):
Included in earnings (unrealized)	—	(500)	—	(5,707)
Included in other comprehensive income (loss)	330	136	660	(368)
Fair value at date of acquisition	—	(2,835)	—	(41,387)
Settlements	—	7,630	—	189
Balance at June 30	$9,250	$(41,397)	$8,760	$(49,182)
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $0.8 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At June 30, 2014, the auction rate security is rated A-/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at June 30, 2014, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent Consideration Arrangements
As of June 30, 2014, there are six contingent consideration arrangements related to recent business acquisitions. Five of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements is $158.9 million and the fair value of these five arrangements at June 30, 2014 is $40.0 million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $1.4 million at June 30, 2014. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company primarily uses probability-weighted analyses to determine the amount of the gross liability, and, to the extent the arrangement is long-term in nature, applies a discount rate, which captures the risks associated with the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

obligation. The amount of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements.
The most significant contingent consideration arrangement relates to the January 2013 acquisition of Massive Media, NV, which operates Twoo.com. The Twoo.com contingent consideration arrangement is payable in three annual installments beginning in 2014. The 2014, 2015 and 2016 payments are based upon 2013 EBITDA, 2014 EBITDA and monthly active users of Twoo.com at December 31, 2014 and 2015 EBITDA and monthly active users of Twoo.com at December 31, 2015, respectively. The 2014 installment in the amount of $7.4 million was paid in the second quarter of 2014. The remaining aggregate amount of the 2015 and 2016 installment payments cannot exceed €77.9 million ($105.9 million at June 30, 2014). The estimate of the fair value for the Twoo.com 2015 and 2016 installment payments is based upon the Company's multi-scenario forecasts of Twoo.com's EBITDA for 2014 and 2015 and the number of users at December 31, 2014 and December 31, 2015, and the Company's estimate of the probability of each scenario occurring. These multi-scenario forecasts and related probability assessments were based primarily on management's internal projections and strategic plans. The fair value of this arrangement is determined using a discount rate of 15%.
The fair value of the contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at June 30, 2014 includes a current portion of $10.4 million and non-current portion of $31.0 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At June 30, 2014 and December 31, 2013, the carrying values of the Company's investments accounted for under the cost method totaled $85.7 million and $137.3 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
In the second quarter of 2014, the Company recorded $64.2 million of other-than-temporary impairment charges for certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. This charge is included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
Equity method investments
In the second quarter of 2014, the Company recorded a $4.2 million other-than-temporary impairment charge on an equity method investment following the sale of a majority of the investee's assets. This charge is included in "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Liabilities:
Long-term debt	$(1,080,000)	$(1,109,517)	$(1,080,000)	$(1,058,396)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 5—LONG-TERM DEBT
The balance of long-term debt is comprised of:

	June 30, 2014	December 31, 2013
	(In thousands)
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	$500,000	$500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1, which commenced March 1, 2006	80,000	80,000
Total long-term debt	$1,080,000	$1,080,000
The 2013 and 2012 Senior Notes were issued on November 15, 2013 and December 21, 2012, respectively. On December 21, 2012, the Company entered into a $300 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is 25 basis points. At June 30, 2014 and December 31, 2013, there are no outstanding borrowings under the revolving credit facility.
The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes and IAC's obligation under the revolving credit; IAC's obligation under the revolving credit is also secured by the stock of certain of our domestic and foreign subsidiaries. See Note 10 for guarantor and non-guarantor financial information.
The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur additional indebtedness. As of June 30, 2014, the Company was in compliance with all of these covenants.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Three Months Ended June 30, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses)On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of April 1	$(15,132)	$7,435	$(7,697)
Other comprehensive loss before reclassifications, net of tax benefit of $0.1 million related to unrealized losses on available-for-sale securities	(150)	(799)	(949)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.8 million related to unrealized losses on available-for-sale securities	—	(1,260)	(1,260)
Net current period other comprehensive loss	(150)	(2,059)	(2,209)
Balance as of June 30	$(15,282)	$5,376	$(9,906)

	Three Months Ended June 30, 2013
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of April 1	$(32,024)	$(12,072)	$(44,096)
Other comprehensive (loss) income before reclassifications, net of tax benefit of $0.7 million related to unrealized gains on available-for-sale securities	(5,278)	17,187	11,909
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(5,278)	17,187	11,909
Balance as of June 30	$(37,302)	$5,115	$(32,187)

	Six Months Ended June 30, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses)On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(20,352)	$7,306	$(13,046)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $0.7 million related to unrealized losses on available-for-sale securities	5,070	(670)	4,400
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.8 million related to unrealized losses on available-for-sale securities	—	(1,260)	(1,260)
Net current period other comprehensive income (loss)	5,070	(1,930)	3,140
Balance as of June 30	$(15,282)	$5,376	$(9,906)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2013
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(25,073)	$(7,096)	$(32,169)
Other comprehensive (loss) income before reclassifications, net of tax provision of $0.1 million related to unrealized losses on available-for-sale securities	(12,229)	12,212	(17)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(1)
Net current period other comprehensive (loss) income	(12,229)	12,211	(18)
Balance as of June 30	$(37,302)	$5,115	$(32,187)
Unrealized gains and losses, net of tax, reclassified out of accumulated other comprehensive loss related to the maturities and sales of available-for-sale securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.

NOTE 7—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to IAC shareholders.

	Three Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(17,995)	$(17,995)	$58,540	$58,540
Net loss attributable to noncontrolling interests	867	867	818	818
(Loss) earnings from continuing operations attributable to IAC shareholders	(17,128)	(17,128)	59,358	59,358
Loss from discontinued operations attributable to IAC shareholders	(868)	(868)	(1,068)	(1,068)
Net (loss) earnings attributable to IAC shareholders	$(17,996)	$(17,996)	$58,290	$58,290

Denominator:
Weighted average basic shares outstanding	83,178	83,178	83,609	83,609
Dilutive securities including stock options and RSUs(a)	—	—	—	2,954
Denominator for earnings per share—weighted average shares(a)	83,178	83,178	83,609	86,563

(Loss) earnings per share attributable to IAC shareholders:
(Loss) earnings per share from continuing operations	$(0.21)	$(0.21)	$0.71	$0.69
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
(Loss) earnings per share	$(0.22)	$(0.22)	$0.70	$0.67

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$16,310	$16,310	$111,249	$111,249
Net loss attributable to noncontrolling interests	3,261	3,261	2,690	2,690
Earnings from continuing operations attributable to IAC shareholders	19,571	19,571	113,939	113,939
Loss from discontinued operations attributable to IAC shareholders	(1,682)	(1,682)	(2,012)	(2,012)
Net earnings attributable to IAC shareholders	$17,889	$17,889	$111,927	$111,927

Denominator:
Weighted average basic shares outstanding	82,833	82,833	83,912	83,912
Dilutive securities including stock options and RSUs(b)	—	5,150	—	3,058
Denominator for earnings per share—weighted average shares(b)	82,833	87,983	83,912	86,970

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.24	$0.22	$1.36	$1.31
Discontinued operations	(0.02)	(0.02)	(0.03)	(0.02)
Earnings per share	$0.22	$0.20	$1.33	$1.29
_________________________________________

(a)
For the three months ended June 30, 2014, the Company has a loss from continuing operations and as a result, approximately 11.5 million shares related to potentially dilutive securities were excluded for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units ("RSUs"). For the six months ended June 30, 2014, there are no shares excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2013, approximately 0.7 million and 3.8 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 8—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the eCommerce reportable segment, do not meet the quantitative thresholds that require presentation as separate operating segments.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Search & Applications	$395,716	$427,449	$793,751	$824,641
The Match Group	214,314	197,987	425,501	390,862
Media	36,656	57,495	73,011	102,490
eCommerce	109,949	116,591	204,791	223,888
Inter-segment elimination	(320)	(111)	(492)	(221)
Total	$756,315	$799,411	$1,496,562	$1,541,660

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Operating Income (Loss):
Search & Applications	$77,771	$89,346	$148,108	$176,329
The Match Group	61,198	53,129	101,001	90,488
Media	(9,794)	(2,033)	(18,360)	(9,190)
eCommerce	8	(4,603)	(1,553)	(9,096)
Corporate	(33,493)	(29,143)	(61,794)	(57,284)
Total	$95,690	$106,696	$167,402	$191,247

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA:
Search & Applications	$91,258	$102,420	$173,329	$199,934
The Match Group	69,368	67,685	116,798	115,591
Media	(8,911)	(1,003)	(16,775)	(7,183)
eCommerce	4,523	4,467	7,327	5,190
Corporate	(14,806)	(15,631)	(31,152)	(28,828)
Total	$141,432	$157,938	$249,527	$284,704
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
United States	$511,862	$551,880	$1,016,265	$1,066,494
All other countries	244,453	247,531	480,297	475,166
Total	$756,315	$799,411	$1,496,562	$1,541,660

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$269,746	$271,916
All other countries	21,543	22,048
Total	$291,289	$293,964
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) non-cash compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and goodwill and intangible asset impairments and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable U.S. GAAP measure with equal or greater prominence, financial statements prepared in accordance with U.S. GAAP, and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure.
The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments:

	Three Months Ended June 30, 2014
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$91,258	$—	$(5,082)	$(8,405)	$—	$77,771
The Match Group	69,368	(170)	(5,589)	(1,684)	(727)	61,198
Media	(8,911)	(161)	(224)	(698)	200	(9,794)
eCommerce	4,523	—	(1,896)	(2,619)	—	8
Corporate	(14,806)	(16,221)	(2,466)	—	—	(33,493)
Total	$141,432	$(16,552)	$(15,257)	$(13,406)	$(527)	$95,690

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2013
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$102,420	$—	$(6,413)	$(6,661)	$—	$89,346
The Match Group	67,685	(363)	(4,838)	(5,106)	(4,249)	53,129
Media	(1,003)	(213)	(524)	(293)	—	(2,033)
eCommerce	4,467	—	(2,993)	(6,077)	—	(4,603)
Corporate	(15,631)	(11,244)	(2,268)	—	—	(29,143)
Total	$157,938	$(11,820)	$(17,036)	$(18,137)	$(4,249)	$106,696

	Six Months Ended June 30, 2014
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$173,329	$—	$(9,547)	$(15,674)	$—	$148,108
The Match Group	116,798	(187)	(11,389)	(3,521)	(700)	101,001
Media	(16,775)	(325)	(506)	(954)	200	(18,360)
eCommerce	7,327	—	(3,644)	(5,236)	—	(1,553)
Corporate	(31,152)	(25,653)	(4,989)	—	—	(61,794)
Total	$249,527	$(26,165)	$(30,075)	$(25,385)	$(500)	$167,402

	Six Months Ended June 30, 2013
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$199,934	$(3)	$(10,278)	$(13,324)	$—	$176,329
The Match Group	115,591	(206)	(9,544)	(9,646)	(5,707)	90,488
Media	(7,183)	(418)	(1,047)	(542)	—	(9,190)
eCommerce	5,190	29	(5,612)	(8,703)	—	(9,096)
Corporate	(28,828)	(23,885)	(4,571)	—	—	(57,284)
Total	$284,704	$(24,483)	$(31,052)	$(32,215)	$(5,707)	$191,247
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

Balance sheet at June 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$732,792	$—	$254,534	$—	$987,326
Marketable securities	78,581	—	3,030	—	81,611
Accounts receivable, net	10	142,486	80,940	—	223,436
Other current assets	40,425	88,193	60,904	(4,463)	185,059
Intercompany receivables	—	620,647	888,364	(1,509,011)	—
Property and equipment, net	6,229	219,466	65,594	—	291,289
Goodwill	—	1,212,699	507,951	—	1,720,650
Intangible assets, net	—	308,170	162,191	—	470,361
Investment in subsidiaries	3,904,440	822,242	—	(4,726,682)	—
Other non-current assets	70,343	26,184	119,709	(8,490)	207,746
Total assets	$4,832,820	$3,440,087	$2,143,217	$(6,248,646)	$4,167,478

Accounts payable, trade	$3,712	$23,852	$31,005	$—	$58,569
Other current liabilities	32,195	292,415	204,551	—	529,161
Long-term debt	1,000,000	80,000	—	—	1,080,000
Income taxes payable	386,753	7,785	25,870	—	420,408
Intercompany liabilities	1,509,011	—	—	(1,509,011)	—
Other long-term liabilities	228,221	98,506	66,602	(12,953)	380,376
Redeemable noncontrolling interests	—	—	24,137	—	24,137
IAC shareholders' equity	1,672,928	2,937,529	1,789,153	(4,726,682)	1,672,928
Noncontrolling interests	—	—	1,899	—	1,899
Total liabilities and shareholders' equity	$4,832,820	$3,440,087	$2,143,217	$(6,248,646)	$4,167,478

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$782,022	$—	$318,422	$—	$1,100,444
Marketable securities	1,007	—	4,997	—	6,004
Accounts receivable, net	38	135,651	71,719	—	207,408
Other current assets	45,111	76,572	40,661	(814)	161,530
Intercompany receivables	—	569,030	847,423	(1,416,453)	—
Property and equipment, net	5,316	221,386	67,262	—	293,964
Goodwill	—	1,180,159	495,164	—	1,675,323
Intangible assets, net	—	302,082	143,254	—	445,336
Investment in subsidiaries	3,833,751	782,840	—	(4,616,591)	—
Other non-current assets	83,207	15,521	252,576	(6,629)	344,675
Total assets	$4,750,452	$3,283,241	$2,241,478	$(6,040,487)	$4,234,684

Accounts payable, trade	$4,310	$51,525	$21,818	$—	$77,653
Other current liabilities	41,623	280,549	187,072	—	509,244
Long-term debt	1,000,000	80,000	—	—	1,080,000
Income taxes payable	383,926	6,768	25,690	—	416,384
Intercompany liabilities	1,416,453	—	—	(1,416,453)	—
Other long-term liabilities	217,404	96,239	72,941	(7,443)	379,141
Redeemable noncontrolling interests	—	—	42,861	—	42,861
IAC shareholders' equity	1,686,736	2,768,160	1,848,431	(4,616,591)	1,686,736
Noncontrolling interests	—	—	42,665	—	42,665
Total liabilities and shareholders' equity	$4,750,452	$3,283,241	$2,241,478	$(6,040,487)	$4,234,684

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$556,162	$203,497	$(3,344)	$756,315
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	383	124,935	86,469	(687)	211,100
Selling and marketing expense	619	219,959	54,647	(2,439)	272,786
General and administrative expense	26,609	49,415	33,682	13	109,719
Product development expense	1,705	26,769	10,114	(231)	38,357
Depreciation	312	9,224	5,721	—	15,257
Amortization of intangibles	—	9,659	3,747	—	13,406
Total operating costs and expenses	29,628	439,961	194,380	(3,344)	660,625
Operating (loss) income	(29,628)	116,201	9,117	—	95,690
Equity in earnings (losses) of unconsolidated affiliates	5,112	1,535	64	(13,561)	(6,850)
Interest expense	(12,985)	(1,052)	(9)	—	(14,046)
Other income (expense), net	9,689	(10,072)	(62,517)	—	(62,900)
(Loss) earnings from continuing operations before income taxes	(27,812)	106,612	(53,345)	(13,561)	11,894
Income tax benefit (provision)	10,684	(39,785)	(788)	—	(29,889)
(Loss) earnings from continuing operations	(17,128)	66,827	(54,133)	(13,561)	(17,995)
Loss from discontinued operations, net of tax	(868)	—	(27)	27	(868)
Net (loss) earnings	(17,996)	66,827	(54,160)	(13,534)	(18,863)
Net (earnings) loss attributable to noncontrolling interests	—	(9)	876	—	867
Net (loss) earnings attributable to IAC shareholders	$(17,996)	$66,818	$(53,284)	$(13,534)	$(17,996)
Comprehensive (loss) income attributable to IAC shareholders	$(20,205)	$66,154	$(55,870)	$(10,284)	$(20,205)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$576,605	$223,965	$(1,159)	$799,411
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	549	161,166	112,107	(1,000)	272,822
Selling and marketing expense	710	201,025	45,570	(152)	247,153
General and administrative expense	23,582	46,993	32,947	(7)	103,515
Product development expense	867	24,779	8,406	—	34,052
Depreciation	344	12,142	4,550	—	17,036
Amortization of intangibles	—	12,399	5,738	—	18,137
Total operating costs and expenses	26,052	458,504	209,318	(1,159)	692,715
Operating (loss) income	(26,052)	118,101	14,647	—	106,696
Equity in earnings (losses) of unconsolidated affiliates	75,927	7,728	(131)	(84,602)	(1,078)
Interest expense	(6,515)	(1,078)	(65)	—	(7,658)
Other income (expense), net	3,109	(9,331)	6,218	—	(4)
Earnings from continuing operations before income taxes	46,469	115,420	20,669	(84,602)	97,956
Income tax benefit (provision)	12,889	(41,863)	(10,442)	—	(39,416)
Earnings from continuing operations	59,358	73,557	10,227	(84,602)	58,540
(Loss) earnings from discontinued operations, net of tax	(1,068)	—	4	(4)	(1,068)
Net earnings	58,290	73,557	10,231	(84,606)	57,472
Net loss attributable to noncontrolling interests	—	404	414	—	818
Net earnings attributable to IAC shareholders	$58,290	$73,961	$10,645	$(84,606)	$58,290
Comprehensive income attributable to IAC shareholders	$70,199	$73,897	$5,147	$(79,044)	$70,199

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,102,488	$400,404	$(6,330)	$1,496,562
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	355	253,096	168,490	(1,647)	420,294
Selling and marketing expense	811	456,049	118,775	(4,137)	571,498
General and administrative expense	49,055	96,131	59,323	26	204,535
Product development expense	3,176	54,215	20,554	(572)	77,373
Depreciation	641	18,784	10,650	—	30,075
Amortization of intangibles	—	18,660	6,725	—	25,385
Total operating costs and expenses	54,038	896,935	384,517	(6,330)	1,329,160
Operating (loss) income	(54,038)	205,553	15,887	—	167,402
Equity in earnings (losses) of unconsolidated affiliates	59,394	(114)	37	(68,102)	(8,785)
Interest expense	(25,970)	(2,094)	(46)	—	(28,110)
Other income (expense), net	19,388	(18,706)	(63,605)	—	(62,923)
(Loss) earnings from continuing operations before income taxes	(1,226)	184,639	(47,727)	(68,102)	67,584
Income tax benefit (provision)	20,797	(69,730)	(2,341)	—	(51,274)
Earnings (loss) from continuing operations	19,571	114,909	(50,068)	(68,102)	16,310
Loss from discontinued operations, net of tax	(1,682)	—	(40)	40	(1,682)
Net earnings (loss)	17,889	114,909	(50,108)	(68,062)	14,628
Net loss attributable to noncontrolling interests	—	—	3,261	—	3,261
Net earnings (loss) attributable to IAC shareholders	$17,889	$114,909	$(46,847)	$(68,062)	$17,889
Comprehensive income (loss) attributable to IAC shareholders	$21,029	$114,629	$(45,764)	$(68,865)	$21,029

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,113,443	$430,413	$(2,196)	$1,541,660
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,226	319,041	210,183	(1,779)	528,671
Selling and marketing expense	1,141	386,941	102,394	(409)	490,067
General and administrative expense	45,827	89,849	63,571	(8)	199,239
Product development expense	1,766	48,787	18,616	—	69,169
Depreciation	711	21,535	8,806	—	31,052
Amortization of intangibles	—	21,449	10,766	—	32,215
Total operating costs and expenses	50,671	887,602	414,336	(2,196)	1,350,413
Operating (loss) income	(50,671)	225,841	16,077	—	191,247
Equity in earnings (losses) of unconsolidated affiliates	190,477	10,123	(223)	(201,546)	(1,169)
Interest expense	(13,072)	(2,143)	(106)	—	(15,321)
Other (expense) income, net	(52,339)	(27,518)	81,511	—	1,654
Earnings from continuing operations before income taxes	74,395	206,303	97,259	(201,546)	176,411
Income tax benefit (provision)	39,544	(74,511)	(30,195)	—	(65,162)
Earnings from continuing operations	113,939	131,792	67,064	(201,546)	111,249
(Loss) earnings from discontinued operations, net of tax	(2,012)	—	11	(11)	(2,012)
Net earnings	111,927	131,792	67,075	(201,557)	109,237
Net loss attributable to noncontrolling interests	—	412	2,278	—	2,690
Net earnings attributable to IAC shareholders	$111,927	$132,204	$69,353	$(201,557)	$111,927
Comprehensive income attributable to IAC shareholders	$111,909	$132,066	$47,763	$(179,829)	$111,909

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(38,576)	$193,388	$(6,041)	$—	$148,771
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(88,462)	(15,175)	—	(103,637)
Capital expenditures	(2,390)	(16,477)	(7,690)	—	(26,557)
Proceeds from maturities and sales of marketable debt securities	998	—	—	—	998
Purchases of marketable debt securities	(78,380)	—	—	—	(78,380)
Proceeds from sales of long-term investments	—	—	2,803	—	2,803
Purchases of long-term investments	(3,000)	(6,761)	(4,940)	—	(14,701)
Other, net	—	11	(627)	—	(616)
Net cash used in investing activities attributable to continuing operations	(82,772)	(111,689)	(25,629)	—	(220,090)
Cash flows from financing activities attributable to continuing operations:
Dividends	(40,086)	—	—	—	(40,086)
Issuance of common stock, net of withholding taxes	(13,823)	—	—	—	(13,823)
Excess tax benefits from stock-based awards	22,116	—	10,773	—	32,889
Purchase of noncontrolling interest	—	(30,000)	—	—	(30,000)
Funds returned from escrow for Meetic tender offer	—	—	12,354	—	12,354
Acquisition-related contingent consideration payment	—	—	(7,373)	—	(7,373)
Intercompany	104,410	(51,723)	(52,687)	—	—
Other, net	(383)	—	242	—	(141)
Net cash provided by (used in) financing activities attributable to continuing operations	72,234	(81,723)	(36,691)	—	(46,180)
Total cash used in continuing operations	(49,114)	(24)	(68,361)	—	(117,499)
Total cash used in discontinued operations	(116)	—	(41)	—	(157)
Effect of exchange rate changes on cash and cash equivalents	—	24	4,514	—	4,538
Net decrease in cash and cash equivalents	(49,230)	—	(63,888)	—	(113,118)
Cash and cash equivalents at beginning of period	782,022	—	318,422	—	1,100,444
Cash and cash equivalents at end of period	$732,792	$—	$254,534	$—	$987,326

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(32,997)	$260,013	$1,247	$—	$228,263
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,572)	(30,341)	—	(36,913)
Capital expenditures	(719)	(39,071)	(8,029)	—	(47,819)
Proceeds from maturities and sales of marketable debt securities	12,502	—	—	—	12,502
Proceeds from sales of long-term investments	—	—	310	—	310
Purchases of long-term investments	(17,362)	—	(7,897)	—	(25,259)
Other, net	(55)	38	(1,426)	—	(1,443)
Net cash used in investing activities attributable to continuing operations	(5,634)	(45,605)	(47,383)	—	(98,622)
Cash flows from financing activities attributable to continuing operations:
Principal payments on long-term debt	(15,844)	—	—	—	(15,844)
Purchase of treasury stock	(162,660)	—	—	—	(162,660)
Dividends	(38,880)	—	—	—	(38,880)
Issuance of common stock, net of withholding taxes	(868)	—	—	—	(868)
Excess tax benefits from stock-based awards	23,547	—	—	—	23,547
Intercompany	144,320	(213,207)	68,887	—	—
Other, net	(927)	(1,224)	(1,483)	—	(3,634)
Net cash (used in) provided by financing activities attributable to continuing operations	(51,312)	(214,431)	67,404	—	(198,339)
Total cash (used in) provided by continuing operations	(89,943)	(23)	21,268	—	(68,698)
Total cash provided by discontinued operations	2,335	—	—	—	2,335
Effect of exchange rate changes on cash and cash equivalents	—	23	(4,912)	—	(4,889)
Net (decrease) increase in cash and cash equivalents	(87,608)	—	16,356	—	(71,252)
Cash and cash equivalents at beginning of period	501,075	—	248,902	—	749,977
Cash and cash equivalents at end of period	$413,467	$—	$265,258	$—	$678,725

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

During the first quarter of 2014, IAC realigned its reportable segments as follows:

•
The Company created a new segment called The Match Group that includes Match, which was previously reported as its own separate segment, and DailyBurn and Tutor, which were previously in the Media and Other segments, respectively.

•	The businesses within the Local segment (HomeAdvisor, Felix and, for periods prior to July 1, 2013, CityGrid Media) were moved to the eCommerce segment, formerly called the Other segment.

•	There were no changes to the Search & Applications segment.
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

A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended June 30, 2014 and 2013, revenue earned from Google is $349.5 million and $405.8 million, respectively. For the six months ended June 30, 2014 and 2013, revenue earned from Google is $704.6 million and $781.9 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment.

Results of Operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	$ Change	% Change	2013	2014	$ Change	% Change	2013
	(Dollars in thousands)
Search & Applications	$395,716	$(31,733)	(7)%	$427,449	$793,751	$(30,890)	(4)%	$824,641
The Match Group	214,314	16,327	8%	197,987	425,501	34,639	9%	390,862
Media	36,656	(20,839)	(36)%	57,495	73,011	(29,479)	(29)%	102,490
eCommerce	109,949	(6,642)	(6)%	116,591	204,791	(19,097)	(9)%	223,888
Inter-segment elimination	(320)	(209)	(187)%	(111)	(492)	(271)	(123)%	(221)
Total	$756,315	$(43,096)	(5)%	$799,411	$1,496,562	$(45,098)	(3)%	$1,541,660

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013
Search & Applications revenue decreased 7% to $395.7 million reflecting a decline from Applications (which includes our direct to consumer downloadable applications operations (B2C), our partnership operations (B2B) and SlimWare), partially offset by a slight increase from Websites (which principally includes Ask.com, About.com, CityGrid Media, Dictionary.com, Investopedia.com and PriceRunner.com). Applications revenue decreased 15% to $190.5 million, despite query growth from our B2C operations, primarily due to lower queries from our B2B operations. Websites revenue grew 1% to $205.2 million due to the acquisition of the ValueClick "Owned & Operated" ("O&O") website businesses on January 10, 2014, the contribution of CityGrid Media, which had been moved from the eCommerce segment to the Search & Applications segment, effective July 1, 2013, and growth from About.com, partially offset by a decline in revenue at Ask.com.

The Match Group revenue increased 8% to $214.3 million driven by a 7% increase in Dating revenue. Dating North America revenue (which includes Match.com, Chemistry, People Media, OkCupid and other dating businesses operating within the United States and Canada and is referred to as "North America") and Dating International revenue (which includes all dating businesses operating outside of the United States and Canada and is referred to as "International") increased 6% to $138.1 million and 8% to $69.5 million, respectively. These businesses are collectively referred to as "Dating". Non-dating revenue (consisting of DailyBurn and Tutor) increased 84%. The growth in revenue was driven by increased subscribers across the segment. North America and International paid subscribers increased 11% and 6%, respectively.

Media revenue decreased 36% to $36.7 million primarily due to the impact of the closure of the Newsweek print business and the sale of the Newsweek digital business in August 2013 as well as the timing of Electus projects, partially offset by continued strong growth at Vimeo.

eCommerce revenue decreased 6% to $109.9 million primarily due to the move of CityGrid Media from the eCommerce segment to the Search & Applications segment, partially offset by increases from HomeAdvisor and Shoebuy.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013
Search & Applications revenue decreased 4% to $793.8 million reflecting a decline from Applications, partially offset by an increase from Websites. Applications revenue decreased 11% to $384.8 million, while Websites revenue grew 4% to $408.9 million. The decrease in Applications revenue and the increase in Websites revenue are primarily due to the factors described above in the three month discussion.

The Match Group revenue increased 9% to $425.5 million driven by an 8% increase in Dating revenue and a 68% increase in non-dating revenue. North America revenue and International revenue increased 7% to $272.6 million and 10% to $140.0 million, respectively, driven by the factors described above in the three month discussion.

Media and eCommerce revenue decreased 29% to $73.0 million and 9% to $204.8 million, respectively, primarily due to the factors described above in the three month discussion.

Cost of revenue
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$211,100	$(61,722)	(23)%	$272,822
As a percentage of revenue	28%			34%
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

Cost of revenue in 2014 decreased from 2013 primarily due to decreases of $45.9 million from Search & Applications and $13.4 million from Media. Cost of revenue from Search & Applications decreased primarily due to a decrease of $50.4 million in traffic acquisition costs driven primarily by lower revenue from our B2B operations and Ask.com, partially offset by the acquisition of the ValueClick O&O website businesses and the move of CityGrid Media to the Search & Applications segment. The decrease in cost of revenue from Media was primarily due to lower production costs at Electus resulting from the timing of projects.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Cost of revenue	$420,294	$(108,377)	(20)%	$528,671
As a percentage of revenue	28%			34%
Cost of revenue in 2014 decreased from 2013 primarily due to decreases of $83.1 million from Search & Applications, $18.9 million from Media and $13.0 million from eCommerce, partially offset by an increase of $7.7 million from The Match Group. The decreases in cost of revenue from Search & Applications and Media are primarily due to the factors described above in the three month discussion. Cost of revenue from eCommerce decreased primarily due to the move of CityGrid Media to the Search & Applications segment, partially offset by an increase in traffic acquisition costs from Felix and an increase in the cost of products sold at Shoebuy resulting from increased sales. The increase in cost of revenue from The Match Group is primarily due to increases in hosting fees and customer acquisition costs.

Selling and marketing expense
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$272,786	$25,633	10%	$247,153
As a percentage of revenue	36%			31%
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
Selling and marketing expense in 2014 increased from 2013 primarily due to increases of $14.8 million from Search & Applications and $8.9 million from The Match Group. Selling and marketing expense from Search & Applications increased primarily due to a $16.1 million increase in online marketing spend, which was primarily related to our B2C downloadable applications, the acquisition of the ValueClick O&O website businesses and an increase in compensation and other employee-related costs, partially offset by a decrease in television advertising at Ask.com. The increase in selling and marketing expense from The Match Group was primarily due to an increase of $8.7 million in both offline and online marketing spend at Dating and DailyBurn.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$571,498	$81,431	17%	$490,067
As a percentage of revenue	38%			32%

Selling and marketing expense in 2014 increased from 2013 primarily due to increases of $61.8 million from Search & Applications and $22.5 million from The Match Group, partially offset by a decrease of $4.1 million from eCommerce. The increases in selling and marketing expense from Search & Applications and The Match Group are primarily due to the factors described above in the three month discussion. Search & Applications was further impacted by the move of CityGrid Media to the Search & Applications segment. Selling and marketing expense from eCommerce decreased primarily due to the move of CityGrid Media to the Search & Applications segment, partially offset by increases in offline marketing spend and compensation and other employee-related costs at HomeAdvisor.

General and administrative expense
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
General and administrative expense	$109,719	$6,204	6%	$103,515
As a percentage of revenue	15%			13%
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.
General and administrative expense in 2014 increased from 2013 primarily due to increases of $7.1 million from Search & Applications and $3.6 million from Corporate, partially offset by decreases of $2.1 million from eCommerce and $1.4 million from The Match Group. The increase in general and administrative expense from Search & Applications is primarily due to the move of CityGrid Media from the eCommerce segment and the acquisition of the ValueClick O&O website businesses. General and administrative expense from Corporate increased primarily due to an increase of $5.0 million in non-cash compensation expense, partially offset by lower salary expense and professional fees. The increase in non-cash compensation expense is primarily due to higher forfeitures in the prior year and the issuance of equity awards since the second quarter of 2013. The decrease in general and administrative expense from eCommerce is primarily due to the inclusion in the prior year of $4.2 million in employee termination costs associated with the CityGrid Media restructuring and the move of CityGrid Media to the Search & Applications segment, partially offset by an increase in compensation and other employee-related costs at HomeAdvisor and Shoebuy due, in part, to increases in headcount. General and administrative expense from The Match Group decreased primarily due to a decrease of $3.5 million in acquisition-related contingent consideration fair value adjustments, partially offset by higher professional fees.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
General and administrative expense	$204,535	$5,296	3%	$199,239
As a percentage of revenue	14%			13%
General and administrative expense in 2014 increased from 2013 primarily due to increases of $11.1 million from Search & Applications and $3.9 million from Corporate, partially offset by decreases of $4.6 million from eCommerce, $3.0 million from The Match Group and $2.2 million from Media. The increase from Search & Applications and the decreases from eCommerce and The Match Group are primarily due to the factors described above in the three month discussion. General and administrative expense from Corporate increased primarily due to increases in professional fees and compensation and other employee-related costs. The decrease in general and administrative expense from The Match Group was further impacted by a $3.9 million benefit recorded in the first quarter of 2014 related to the expiration of the statute of limitations for a non-income tax matter, partially offset by an increase in compensation and other employee-related costs at our Dating businesses due, in part, to an increase in headcount. General and administrative expense from Media decreased primarily due to the closure of the Newsweek print business and the sale of the Newsweek digital business in August 2013, partially offset by an increase in compensation and other employee-related costs due to increased headcount at Vimeo.

Product development expense
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Product development expense	$38,357	$4,305	13%	$34,052
As a percentage of revenue	5%			4%
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
Product development expense in 2014 increased from 2013 primarily due to an increase of $3.4 million from Search & Applications. The increase in product development expense from Search & Applications is primarily related to an increase in compensation and other employee-related costs due, in part, to the acquisition of the ValueClick O&O website businesses.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Product development expense	$77,373	$8,204	12%	$69,169
As a percentage of revenue	5%			4%
Product development expense in 2014 increased from 2013 primarily due to increases of $5.9 million from Search & Applications and $1.2 million from The Match Group. The increase in product development expense from Search & Applications is primarily due to the factors described above in the three month discussion. The increase from The Match Group is primarily due to an increase in compensation and other employee-related costs.

Depreciation
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Depreciation	$15,257	$(1,779)	(10)%	$17,036
As a percentage of revenue	2%			2%
Depreciation in 2014 decreased from 2013 resulting from the inclusion in the prior year of the write-off of $2.7 million in capitalized software costs at The About Group primarily related to projects which commenced prior to its acquisition and from certain fixed assets becoming fully depreciated, partially offset by incremental depreciation associated with capital expenditures made throughout 2013 and various acquisitions.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Depreciation	$30,075	$(977)	(3)%	$31,052
As a percentage of revenue	2%			2%

Depreciation in 2014 decreased from 2013 primarily due to the factors described above in the three month discussion.

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	$ Change	% Change	2013	2014	$ Change	% Change	2013
	(Dollars in thousands)
Search & Applications	$91,258	$(11,162)	(11)%	$102,420	$173,329	$(26,605)	(13)%	$199,934
The Match Group	69,368	1,683	2%	67,685	116,798	1,207	1%	115,591
Media	(8,911)	(7,908)	(789)%	(1,003)	(16,775)	(9,592)	(134)%	(7,183)
eCommerce	4,523	56	1%	4,467	7,327	2,137	41%	5,190
Corporate	(14,806)	825	5%	(15,631)	(31,152)	(2,324)	(8)%	(28,828)
Total	$141,432	$(16,506)	(10)%	$157,938	$249,527	$(35,177)	(12)%	$284,704

As a percentage of revenue	19%			20%	17%			18%
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013
Search & Applications Adjusted EBITDA decreased 11% to $91.3 million, primarily due to the lower revenue noted above and an increase in selling and marketing expense, partially offset by the contribution from the acquisition of the ValueClick O&O website businesses and the move of CityGrid Media to the Search & Applications segment. The increase in selling and marketing expense is primarily due to an increase in online marketing spend, which was primarily related to our B2C downloadable applications, partially offset by a decrease in television advertising of Ask.com. Partially offsetting the increase in selling and marketing expense is a decrease in cost of revenue, primarily due to a decrease in traffic acquisition costs driven primarily by lower revenue from our B2B operations and Ask.com.
The Match Group Adjusted EBITDA increased 2% to $69.4 million, primarily due to the higher revenue noted above, partially offset by higher selling and marketing expense. The increase in selling and marketing expense is primarily due to an increase in both offline and online marketing spend at Dating and DailyBurn.
Media Adjusted EBITDA loss increased $7.9 million to a loss of $8.9 million primarily due to the favorable effect in the prior year of certain items related to the Newsweek print closure in the second quarter of 2013, and increased investment in Vimeo in the current year.
eCommerce Adjusted EBITDA increased 1% to $4.5 million primarily due to the inclusion in the prior year of $4.2 million in employee termination costs associated with the CityGrid Media restructuring and the move of CityGrid Media to the Search & Applications segment, partially offset by increased investment in the current year at both HomeAdvisor and Shoebuy.
Corporate Adjusted EBITDA loss decreased 5% to a loss of $14.8 million primarily due to lower salary expense and professional fees.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013
Search & Applications Adjusted EBITDA decreased 13% to $173.3 million, primarily due to the factors described above in the three month discussion.
The Match Group Adjusted EBITDA increased 1% to $116.8 million, primarily due to the higher revenue noted above, partially offset by higher selling and marketing expense, cost of revenue and product development expense. The increase in selling and marketing expense is primarily due to the factors described above in the three month discussion. The increase in cost of revenue is primarily due to increases in hosting fees and customer acquisition costs. The increase in product development expense is primarily due to an increase in compensation and other employee-related costs. Partially offsetting these increases in expense is a $3.9 million benefit recorded in general and administrative expense in the first quarter of 2014 related to the expiration of the statute of limitations for a non-income tax matter.
Media Adjusted EBITDA loss increased $9.6 million to a loss of $16.8 million primarily due to the factors described above in the three month discussion, partially offset by a decrease in cost of revenue driven by lower production costs at Electus resulting from the timing of projects.

eCommerce Adjusted EBITDA increased 41% to $7.3 million primarily due to the factors described above in the three month discussion.
Corporate Adjusted EBITDA loss increased 8% to a loss of $31.2 million primarily due to higher professional fees and an increase in compensation and other employee-related costs.

Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	$ Change	% Change	2013	2014	$ Change	% Change	2013
	(Dollars in thousands)
Search & Applications	$77,771	$(11,575)	(13)%	$89,346	$148,108	$(28,221)	(16)%	$176,329
The Match Group	61,198	8,069	15%	53,129	101,001	10,513	12%	90,488
Media	(9,794)	(7,761)	(382)%	(2,033)	(18,360)	(9,170)	(100)%	(9,190)
eCommerce	8	4,611	NM	(4,603)	(1,553)	7,543	83%	(9,096)
Corporate	(33,493)	(4,350)	(15)%	(29,143)	(61,794)	(4,510)	(8)%	(57,284)
Total	$95,690	$(11,006)	(10)%	$106,696	$167,402	$(23,845)	(12)%	$191,247

As a percentage of revenue	13%			13%	11%			12%
________________________
NM = not meaningful
Refer to Note 8 to the consolidated financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment.
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013
Operating income in 2014 decreased from 2013 primarily due to the decrease of $16.5 million in Adjusted EBITDA described above and an increase of $4.7 million in non-cash compensation expense, partially offset by decreases of $4.7 million in amortization of intangibles, $3.7 million in acquisition-related contingent consideration fair value adjustments and $1.8 million in depreciation. The increase in non-cash compensation expense is primarily due to higher forfeitures in the prior year and the issuance of equity awards since the second quarter of 2013. The decrease in amortization of intangibles is primarily related to lower amortization expense at The Match Group due to certain intangible assets becoming fully amortized, and the inclusion in the prior year of a $3.4 million impairment charge associated with an indefinite-lived intangible asset related to the CityGrid restructuring. The decrease in acquisition-related contingent consideration fair value adjustments is principally related to the acquisition of Twoo.
At June 30, 2014, there was $109.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013
Operating income in 2014 decreased from 2013 primarily due to the decrease of $35.2 million in Adjusted EBITDA described above and an increase of $1.7 million in non-cash compensation expense, partially offset by decreases of $6.8 million in amortization of intangibles, $5.2 million in acquisition-related contingent consideration fair value adjustments and $1.0 million in depreciation. The increase in non-cash compensation expense and the decreases in amortization of intangibles and acquisition-related contingent consideration fair value adjustments are due to the factors described above in the three month discussion.

Equity in losses of unconsolidated affiliates
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(6,850)	$(5,772)	(535)%	$(1,078)
Equity in losses of unconsolidated affiliates in 2014 increased from 2013 principally due to a $4.2 million other-than-temporary impairment charge on one of our investments following the sale of a majority of the investee's assets.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(8,785)	$(7,616)	(651)%	$(1,169)
Equity in losses of unconsolidated affiliates in 2014 increased from 2013 primarily due to the factor described above in the three month discussion.

Interest expense
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Interest expense	$(14,046)	$(6,388)	(83)%	$(7,658)
Interest expense in 2014 increased from 2013 principally due to the 4.875% Senior Notes due November 30, 2018, which were issued on November 15, 2013.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Interest expense	$(28,110)	$(12,789)	(83)%	$(15,321)
Interest expense in 2014 increased from 2013 principally due to the factor described above in the three month discussion.

Other (expense) income, net
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Other expense, net	$(62,900)	$(62,896)	NM	$(4)

Other expense, net in 2014 increased from 2013 principally due to $64.2 million in other-than-temporary impairment charges for certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Other (expense) income, net	$(62,923)	$(64,577)	NM	$1,654

Other (expense) income, net in 2014 consists primarily of the impairment charges described above in the three month discussion.
Income tax provision
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Income tax provision	$(29,889)	NM	NM	$(39,416)

In 2014, the Company recorded an income tax provision for continuing operations of $29.9 million, which represents an effective income tax rate of 251%. The 2014 effective rate is higher than the statutory rate of 35% due primarily to the largely unbenefited loss associated with the write-downs of certain of the Company's investments, interest on reserves for income tax contingencies, and state taxes, partially offset by foreign income taxed at lower rates. In 2013, the Company recorded an income tax provision for continuing operations of $39.4 million, which represents an effective income tax rate of 40%. The 2013 effective rate is higher than the statutory rate of 35% due primarily to state taxes and interest on reserves for income tax contingencies, partially offset by foreign income taxed at lower rates.
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

	Six Months Ended June 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Income tax provision	$(51,274)	NM	NM	$(65,162)

In 2014, the Company recorded an income tax provision for continuing operations of $51.3 million, which represents an effective income tax rate of 76%. The 2014 effective rate is higher than the statutory rate of 35% due primarily to the factors described above in the three month discussion. In 2013, the Company recorded an income tax provision for continuing operations of $65.2 million, which represents an effective income tax rate of 37%. The 2013 effective rate is higher than the statutory rate of 35% due primarily to the factors described above in the three month discussion.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations and discontinued operations for the three months ended June 30, 2014 is a $1.5 million and a $0.8 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. Included in the income tax provision for continuing operations and discontinued operations for the six months ended June 30, 2014 is a $3.1 million and a $1.6 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2014 and December 31, 2013, the Company has accrued $140.7 million and $133.0 million, respectively, for the payment of interest. At June 30, 2014 and December 31, 2013, the Company has accrued $5.3 million and $5.1 million, respectively, for penalties.

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. In June 2014, the Internal Revenue Service notified the Company that it will audit the Company’s tax returns for the years ended December 31, 2010 through 2012. Various other jurisdictions are currently under examination, the most significant of which are France, California, New York and New York City for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.

At June 30, 2014 and December 31, 2013, unrecognized tax benefits, including interest, are $412.0 million and $408.8 million, respectively. The statute of limitations for federal income taxes for the years 2001 through 2009 expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $374.8 million will be recognized in the third quarter of 2014. The income tax benefit to continuing operations and discontinued operations will be $88.3 million and $175.7 million, respectively. The remaining amount of $110.8 million will affect various balance sheet accounts, primarily non-current deferred tax assets, which will be reduced by $100.0 million. If the remaining balance of unrecognized tax benefits at June 30, 2014 is subsequently recognized, $32.5 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. Excluding the amounts related to the 2001-2009 period described above, the Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by an additional $11.6 million within twelve months of the current reporting date, of which approximately $8.3 million would decrease income tax provision for continuing operations, primarily due to expirations of statutes of limitations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, the Company had $987.3 million of cash and cash equivalents, $81.6 million of marketable securities, and $1.1 billion of long-term debt. Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of AAA rated money market funds and time deposits. Marketable securities consist of short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in equity securities as part of its investment strategy. Long-term debt is comprised of $500 million in 2013 Senior Notes due November 30, 2018, $500 million in 2012 Senior Notes due December 15, 2022 and $80 million in Liberty Bonds due September 1, 2035.

At June 30, 2014, $251.5 million of the $987.3 million of cash and cash equivalents was held by the Company's foreign subsidiaries. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax because the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.

In summary, the Company's cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$148,771	$228,263
Net cash used in investing activities	(220,090)	(98,622)
Net cash used in financing activities	(46,180)	(198,339)
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, asset impairment charges, excess tax benefits from stock-based awards, deferred income taxes, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, and the effect of changes in working capital activities. Net cash provided by operating activities attributable to continuing operations in 2014 consists of earnings from continuing operations of $16.3 million, adjustments for non-cash items of $133.5 million, and cash used in working capital activities of $1.0 million. Adjustments for non-cash items primarily consist of $64.3 million in impairments related to long-term investments, $30.1 million of depreciation, $26.2 million of non-cash compensation expense and $25.4 million of amortization of intangibles, partially offset by $32.9 million of excess tax benefits from stock-based awards. The decrease in cash from changes in working capital activities primarily consists of a decrease of $31.2 million in accounts payable and other current liabilities and an increase in other assets of $19.2 million, partially offset by an increase in income taxes payable of $29.3 million and an increase in deferred revenue of $25.9 million. The decrease in accounts payable and other current liabilities is due to a decrease in accrued revenue share, accrued employee compensation and benefits, and a seasonal decrease in payables to suppliers at Shoebuy, partially offset by an increase in accrued advertising expense at The Match Group. The decrease in accrued revenue share is primarily due to lower B2B revenue in the Search & Applications segment. The decrease in accrued employee compensation and benefits is due to the payment of 2013 cash bonuses in 2014. The increase in other assets is primarily due to a receivable related to amounts collected on our behalf by a third-party and an increase in short-term and long-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in deferred revenue is primarily due to growth in subscription revenue at The Match Group and Vimeo as well as an increase at Electus due to the timing of cash received related to various production deals.
Net cash used in investing activities attributable to continuing operations in 2014 includes cash consideration used in acquisitions and investments of $118.3 million, which includes the acquisition of the ValueClick O&O website businesses and SlimWare, the purchase of marketable debt securities of $78.4 million and capital expenditures of $26.6 million, primarily related to the internal development of software to support our products and services.
Net cash used in financing activities attributable to continuing operations in 2014 includes $40.1 million related to the payment of cash dividends to IAC shareholders, $30.0 million for the purchase of noncontrolling interests, $13.8 million in proceeds related to the issuance of common stock, net of withholding taxes and $7.4 million in contingent consideration payments related to the 2013 Twoo acquisition, partially offset by excess tax benefits from stock-based awards of $32.9 million and the return of $12.4 million of funds held in escrow related to the Meetic tender offer.
Net cash provided by operating activities attributable to continuing operations in 2013 consists of earnings from continuing operations of $111.2 million, adjustments for non-cash items of $72.8 million and cash provided by working capital activities of $44.2 million. Adjustments for non-cash items primarily consists of $32.2 million of amortization of intangibles, $31.1 million of depreciation, $24.5 million of non-cash compensation expense, partially offset by $23.5 million of excess tax benefits from stock-based awards. The increase in cash from changes in working capital activities primarily consists of an increase in income taxes payable of $45.5 million and an increase in accounts payable and other current liabilities of $23.4 million, partially offset by an increase of $14.8 million in other current assets and an increase of $9.8 million in accounts receivable. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in accounts payable and other current liabilities is due to an increase in accrued employee compensation and benefits due to the timing of bonus payments and an increase in accrued revenue share expense primarily at Search & Applications, partially offset by a decrease in accruals due to Newsweek's transition to a digital only publication in 2013 and a seasonal decrease in payables to suppliers at Shoebuy. The increase in other current assets is primarily due to an increase in short-term and long-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our services agreement with Google; the related receivable from Google was $140.2 million and $125.3 million at June 30, 2013 and December 31, 2012, respectively. While Match experienced growth, its accounts receivable is principally credit card receivables and, is not significant in relation to its revenue. Electus' accounts receivable increased due to higher revenue. These increases were partially offset by a $15.8 million decrease in accounts receivable at Newsweek due to its transition to a digital only publication.

Net cash used in investing activities attributable to continuing operations in 2013 includes cash consideration used in acquisitions and investments of $62.2 million, which includes the acquisition of Twoo, and capital expenditures of $47.8 million, which includes $23.6 million related to the purchase of a 50% ownership interest in an aircraft, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $12.8 million.

Net cash used in financing activities attributable to continuing operations in 2013 includes $162.7 million for the repurchase of 2.9 million shares of common stock at an average price of $46.27 per share, $38.9 million related to the payment of cash dividends to IAC shareholders and $15.8 million for the payment of our 2002 Senior Notes, which were due January 15, 2013, partially offset by excess tax benefits from stock-based awards of $23.5 million.

The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities and cash flows from operations. The Company has a $300.0 million revolving credit facility, which expires on December 21, 2017, and is available as an additional source of financing. At June 30, 2014, there were no outstanding borrowings under the revolving credit facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2014 capital expenditures will be lower than 2013. At June 30, 2014, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On July 29, 2014, IAC declared a quarterly cash dividend of $0.34 per share of common and Class B common stock outstanding payable on September 1, 2014 to stockholders of record on August 15, 2014. Future declarations of dividends are subject to the determination of IAC's Board of Directors.

The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations and available borrowing capacity under its $300 million revolving credit facility, will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us. The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur additional indebtedness. As of June 30, 2014, the Company was in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS

At June 30, 2014, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

RECONCILIATION OF ADJUSTED EBITDA

For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment for the three and six months ended June 30, 2014 and 2013, see Note 8 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2014, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the quarter ended June 30, 2014. As of that date, 8,562,170 shares of common stock remained available for repurchase under the Company's previously announced April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and/or privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 1, 2014, among IAC/InterActiveCorp, Match Group, LLC as Guarantor and Computershare Trust Company, N.A., as Trustee.(1)
4.2	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of May 1, 2014, among IAC/InterActiveCorp, Match Group, LLC as Guarantor and Computershare Trust Company, N.A., as Trustee.(1)
4.3	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 15, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.(1)
4.4	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of May 15, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.(1)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
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

Dated:	July 31, 2014
IAC/INTERACTIVECORP

		By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer	July 31, 2014
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