Form 10-Q
period 2014-09-30
IAC/INTERACTIVECORP
filed 2014-11-03
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 3, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 24, 2014, the following shares of the registrant's common stock were outstanding:

Common Stock	78,011,796
Class B Common Stock	5,789,499
Total outstanding Common Stock	83,801,295
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 24, 2014 was $4,820,615,000. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$931,712	$1,100,444
Marketable securities	119,049	6,004
Accounts receivable, net of allowance of $11,951 and $8,540 respectively	235,035	207,408
Other current assets	169,483	161,530
Total current assets	1,455,279	1,475,386

Property and equipment, net of accumulated depreciation and amortization of $267,550 and $265,298, respectively	300,955	293,964
Goodwill	1,799,440	1,675,323
Intangible assets, net of accumulated amortization of $101,214 and $83,310, respectively	511,255	445,336
Long-term investments	117,235	179,990
Other non-current assets	54,246	164,685
TOTAL ASSETS	$4,238,410	$4,234,684

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$74,908	$77,653
Deferred revenue	208,973	158,206
Accrued expenses and other current liabilities	369,812	351,038
Total current liabilities	653,693	586,897

Long-term debt	1,080,000	1,080,000
Income taxes payable	34,701	416,384
Deferred income taxes	422,630	320,748
Other long-term liabilities	36,651	58,393

Redeemable noncontrolling interests	33,910	42,861

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 251,825,797 and 250,982,079 shares, respectively and outstanding 78,011,796 and 76,404,552 shares, respectively	252	251
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,399,355	11,562,567
Retained earnings (accumulated deficit)	283,523	(32,735)
Accumulated other comprehensive loss	(46,768)	(13,046)
Treasury stock 184,182,001 and 184,945,527 shares, respectively	(9,661,350)	(9,830,317)
Total IAC shareholders' equity	1,975,028	1,686,736
Noncontrolling interests	1,797	42,665
Total shareholders' equity	1,976,825	1,729,401
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,238,410	$4,234,684

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenue	$782,231	$756,872	$2,278,793	$2,298,532
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	226,192	248,856	646,486	777,527
Selling and marketing expense	276,623	248,282	848,121	738,349
General and administrative expense	108,193	75,977	312,728	275,216
Product development expense	39,686	35,232	117,059	104,401
Depreciation	14,133	13,489	44,208	44,541
Amortization of intangibles	16,451	13,032	41,836	45,247
Total operating costs and expenses	681,278	634,868	2,010,438	1,985,281
Operating income	100,953	122,004	268,355	313,251
Equity in losses of unconsolidated affiliates	(612)	(3,253)	(9,397)	(4,422)
Interest expense	(14,009)	(7,623)	(42,119)	(22,944)
Other income (expense), net	4,113	16,719	(58,810)	18,373
Earnings from continuing operations before income taxes	90,445	127,847	158,029	304,258
Income tax benefit (provision)	59,816	(36,126)	8,542	(101,288)
Earnings from continuing operations	150,261	91,721	166,571	202,970
Earnings from discontinued operations, net of tax	175,730	3,914	174,048	1,902
Net earnings	325,991	95,635	340,619	204,872
Net loss attributable to noncontrolling interests	821	1,305	4,082	3,995
Net earnings attributable to IAC shareholders	$326,812	$96,940	$344,701	$208,867

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$1.81	$1.12	$2.05	$2.47
Diluted earnings per share from continuing operations	$1.70	$1.08	$1.93	$2.39
Basic earnings per share	$3.91	$1.17	$4.15	$2.50
Diluted earnings per share	$3.68	$1.13	$3.91	$2.41

Dividends declared per share	$0.34	$0.24	$0.82	$0.72

Non-cash compensation expense by function:
Cost of revenue	$453	$700	$904	$2,001
Selling and marketing expense	775	820	1,628	2,000
General and administrative expense	14,094	11,478	35,753	31,685
Product development expense	2,010	1,367	5,212	3,162
Total non-cash compensation expense	$17,332	$14,365	$43,497	$38,848
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net earnings	$325,991	$95,635	$340,619	$204,872
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(36,759)	16,724	(31,569)	3,703
Changes in fair value of available-for-sale securities (net of tax benefit of $245 and $1,683 for the three and nine months ended September 30, 2014, respectively, and tax provision of $1,732 and $1,648 for the three and nine months ended September 30, 2013, respectively)	(389)	12,182	(2,639)	24,393
Total other comprehensive (loss) income, net of tax	(37,148)	28,906	(34,208)	28,096
Comprehensive income	288,843	124,541	306,411	232,968
Comprehensive loss (income) attributable to noncontrolling interests	1,107	(2,039)	4,568	1,443
Comprehensive income attributable to IAC shareholders	$289,950	$122,502	$310,979	$234,411
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	(Accumulated Deficit)Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2013	$42,861	$251	250,982	$16	16,157	$11,562,567	$(32,735)	$(13,046)	$(9,830,317)	$1,686,736	$42,665	$1,729,401
Net (loss) earnings for the nine months ended September 30, 2014	(4,082)	—	—	—	—	—	344,701	—	—	344,701	—	344,701
Other comprehensive (loss) income, net of tax	(579)	—	—	—	—	—	—	(33,722)	—	(33,722)	93	(33,629)
Non-cash compensation expense	138	—	—	—	—	43,027	—	—	—	43,027	332	43,359
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	1	844	—	—	(173,818)	—	—	168,967	(4,850)	—	(4,850)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	33,532	—	—	—	33,532	—	33,532
Dividends	—	—	—	—	—	(39,557)	(28,443)	—	—	(68,000)	—	(68,000)
Noncontrolling interests related to acquisitions	17,886	—	—	—	—	—	—	—	—	—	—	—
Purchase of redeemable noncontrolling interests	(38,906)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(50,662)	(50,662)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	17,027	—	—	—	—	(26,396)	—	—	—	(26,396)	9,369	(17,027)
Other	(435)	—	—	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2014	$33,910	$252	251,826	$16	16,157	$11,399,355	$283,523	$(46,768)	$(9,661,350)	$1,975,028	$1,797	$1,976,825
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$340,619	$204,872
Less: earnings from discontinued operations, net of tax	174,048	1,902
Earnings from continuing operations	166,571	202,970
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	43,497	38,848
Depreciation	44,208	44,541
Amortization of intangibles	41,836	45,247
Impairment of long-term investments	64,281	—
Excess tax benefits from stock-based awards	(41,320)	(26,430)
Deferred income taxes	88,739	(5,939)
Equity in losses of unconsolidated affiliates	9,397	4,422
Acquisition-related contingent consideration fair value adjustments	(13,781)	6,339
Gains on sales of long-term investments	(3,498)	(18,141)
Gains on sales of assets	(78)	(14,755)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,779)	10,810
Other assets	(8,735)	(19,916)
Accounts payable and other current liabilities	(24,183)	(6,159)
Income taxes payable	(114,584)	48,136
Deferred revenue	41,667	(1,406)
Other, net	13,423	15,763
Net cash provided by operating activities attributable to continuing operations	294,661	324,330
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(244,482)	(39,457)
Capital expenditures	(39,033)	(64,114)
Proceeds from maturities and sales of marketable debt securities	998	12,502
Purchases of marketable debt securities	(110,886)	—
Proceeds from sales of long-term investments	11,107	42,286
Purchases of long-term investments	(17,703)	(26,605)
Other, net	817	8,904
Net cash used in investing activities attributable to continuing operations	(399,182)	(66,484)
Cash flows from financing activities attributable to continuing operations:
Principal payment on long-term debt	—	(15,844)
Purchase of treasury stock	—	(168,376)
Dividends	(68,505)	(58,882)
Issuance of common stock, net of withholding taxes	(4,823)	6,456
Excess tax benefits from stock-based awards	41,320	26,430
Purchase of noncontrolling interests	(30,328)	(55,561)
Funds returned from escrow for Meetic tender offer	12,354	—
Acquisition-related contingent consideration payment	(7,373)	—
Other, net	(1,397)	(3,386)
Net cash used in financing activities attributable to continuing operations	(58,752)	(269,163)
Total cash used in continuing operations	(163,273)	(11,317)
Total cash (used in) provided by discontinued operations	(171)	2,257
Effect of exchange rate changes on cash and cash equivalents	(5,288)	735
Net decrease in cash and cash equivalents	(168,732)	(8,325)
Cash and cash equivalents at beginning of period	1,100,444	749,977
Cash and cash equivalents at end of period	$931,712	$741,652
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and Internet company. The Company is organized into four segments: The Match Group, which consists of dating, education and fitness businesses with brands such as Match.com, OkCupid, Tinder, The Princeton Review and DailyBurn; Search & Applications, which includes brands such as About.com, Ask.com, Dictionary.com and Investopedia; Media, which consists of businesses such as Vimeo, Electus, The Daily Beast and CollegeHumor; and eCommerce, which includes HomeAdvisor and Shoebuy. IAC's brands and products are among the most recognized in the world reaching users in over 200 countries.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Current Report on Form 8-K dated July 2, 2014.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of marketable securities and other investments; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recovery of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and revenue reserves; the fair value of acquisition-related contingent consideration; the reserves for income tax contingencies; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and nine months ended September 30, 2014, revenue earned from Google is $351.4 million and $1.1 billion, respectively. For the three and nine months ended September 30, 2013, revenue earned from Google is $369.9 million and $1.2 billion, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $112.1 million and $112.3 million at September 30, 2014 and December 31, 2013, respectively.
Recent Accounting Pronouncement
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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended September 30, 2014, the Company recorded an income tax benefit for continuing operations of $59.8 million and $8.5 million, respectively, despite pre-tax income of $90.4 million and $158.0 million, respectively. The income tax benefit for the three and nine months ended September 30, 2014 is due principally to a reduction in tax reserves and related interest due to the expiration of statutes of limitations for federal income taxes for 2001 through 2009 of $88.2 million. For the three and nine months ended September 30, 2013, the Company recorded an income tax provision for continuing operations of $36.1 million and $101.3 million, respectively, which represents effective income tax rates of 28% and 33%, respectively. The effective rates for the three and nine months ended September 30, 2013 are lower than the statutory rate of 35% due primarily to the realization of certain beginning of the year deferred tax assets and foreign income taxed at lower rates, partially offset by state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax benefit for continuing operations and discontinued operations for the three months ended September 30, 2014 is a $61.8 million and a $21.2 million benefit, respectively, net of related deferred taxes, from the decrease in interest on unrecognized tax benefits as a result of the expiration of statutes of limitations described above. Included in the income tax benefit for continuing operations and discontinued operations for the nine months ended September 30, 2014 is a $58.7 million and a $19.7 million benefit, respectively, net of related deferred taxes, from the decrease in interest on unrecognized tax benefits as a result of the expirations of statutes of limitations described above. At September 30, 2014 and December 31, 2013, the Company has accrued $3.6 million and $133.0 million, respectively, for the payment of interest. At September 30, 2014 and December 31, 2013, the Company has accrued $3.2 million and $5.1 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal tax returns for the years ended December 31, 2010 through 2012. Various other jurisdictions are open to examination for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
The statutes of limitations for federal income taxes for the years 2001 through 2009 expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $374.8 million were recognized in the third quarter of 2014. The income tax benefit to continuing operations and discontinued operations was $88.2 million and $175.7 million, respectively. The remaining amount of $110.9 million impacted various balance sheet accounts, primarily non-current deferred tax assets, which were reduced by $100.1 million. At September 30, 2014 and December 31, 2013, unrecognized tax benefits, including interest, are $37.2 million and $408.8 million, respectively. If unrecognized tax benefits at September 30, 2014 are subsequently recognized, $32.4 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $11.6 million within twelve months of the current reporting date, of which approximately $8.2 million would decrease income tax provision for continuing operations, primarily due to expirations of statutes of limitations.
NOTE 3—MARKETABLE SECURITIES
At September 30, 2014, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$117,033	$18	$(110)	$116,941
Total debt securities	117,033	18	(110)	116,941
Equity security	98	2,010	—	2,108
Total marketable securities	$117,131	$2,028	$(110)	$119,049

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At December 31, 2013, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt security	$1,004	$4	$—	$1,008
Total debt security	1,004	4	—	1,008
Equity securities	216	4,780	—	4,996
Total marketable securities	$1,220	$4,784	$—	$6,004
The net unrealized gains in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
The contractual maturities of debt securities classified as current available-for-sale at September 30, 2014 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$46,160	$46,154
Due after one year through five years	70,873	70,787
Total	$117,033	$116,941
The following table summarizes investments in current available-for-sale marketable debt securities (33 in total at September 30, 2014) that have been in a continuous unrealized loss position for less than twelve months:

	September 30, 2014		December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate debt securities	$72,643	$(110)	$—	$—
Total	$72,643	$(110)	$—	$—
At September 30, 2014 and December 31, 2013, there are no investments in current available-for-sale marketable securities that have been in a continuous unrealized loss position for twelve months or longer.
All of the Company’s marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate principally to changes in interest rates. Because the Company does not intend to sell any marketable debt securities and it is not more likely than not that the Company will be required to sell any marketable debt securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at September 30, 2014.
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$1,114	$41,976	$4,576	$54,478
Gross realized gains	1,063	17,977	3,362	17,977
There were no realized losses from the maturities and sales of available-for-sale marketable securities for the three and nine months ended September 30, 2014 and 2013. Gross realized gains from the maturities and sales of available-for-sale marketable securities are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2014
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$219,375	$—	$—	$219,375
Commercial paper	—	286,347	—	286,347
Time deposits	—	77,041	—	77,041
Marketable securities:
Corporate debt securities	—	116,941	—	116,941
Equity security	2,108	—	—	2,108
Long-term investments:
Auction rate security	—	—	8,580	8,580
Marketable equity security	10,234	—	—	10,234
Total	$231,717	$480,329	$8,580	$720,626

Liabilities:
Contingent consideration arrangements	$—	$—	$(25,169)	$(25,169)

	December 31, 2013
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$698,307	$—	$—	$698,307
Commercial paper	—	12,000	—	12,000
Time deposits	—	32,325	—	32,325
Marketable securities:
Corporate debt security	—	1,008	—	1,008
Equity securities	4,996	—	—	4,996
Long-term investments:
Auction rate security	—	—	8,920	8,920
Marketable equity securities	11,711	—	—	11,711
Total	$715,014	$45,333	$8,920	$769,267

Liabilities:
Contingent consideration arrangements	$—	$—	$(45,828)	$(45,828)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2014		2013
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at July 1	$9,250	$(41,397)	$8,760	$(49,182)
Total net gains (losses):
Included in earnings (unrealized)	—	14,281	—	(632)
Included in other comprehensive (loss) income	(670)	1,918	540	(1,387)
Settlements	—	29	—	13
Balance at September 30	$8,580	$(25,169)	$9,300	$(51,188)

	Nine Months Ended September 30,
	2014		2013
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$8,920	$(45,828)	$8,100	$(1,909)
Total net gains (losses):
Included in earnings (unrealized)	—	13,781	—	(6,339)
Included in other comprehensive (loss) income	(340)	2,054	1,200	(1,755)
Fair value at date of acquisition	—	(2,835)	—	(41,387)
Settlements	—	7,659	—	202
Balance at September 30	$8,580	$(25,169)	$9,300	$(51,188)
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $1.4 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At September 30, 2014, the auction rate security is rated A-/WR and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at September 30, 2014, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent Consideration Arrangements
As of September 30, 2014, there are six contingent consideration arrangements related to business acquisitions. Five of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements is $152.9 million and the fair value of these five arrangements at September 30, 2014 is $23.8 million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $1.4 million at September 30, 2014. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company primarily uses probability-weighted analyses to determine the amount of the gross liability, and, to the extent the arrangement is long-term in nature, applies a discount rate, which captures the risks associated with the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

obligation. The amount of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements.
The most significant contingent consideration arrangement relates to the January 2013 acquisition of Massive Media, NV, which operates Twoo.com. The Twoo.com contingent consideration arrangement is payable in three annual installments beginning in 2014. Payments are based upon EBITDA and number of monthly active users. The 2014 installment in the amount of $7.4 million was paid in the second quarter of 2014. The remaining aggregate amount of the 2015 and 2016 installment payments cannot exceed €77.9 million ($99.9 million at September 30, 2014). The estimate of the fair value for the Twoo.com remaining payments is based upon the Company's multi-scenario forecasts of Twoo.com's EBITDA and number of monthly active users, and the Company's estimate of the probability of each scenario occurring. These multi-scenario forecasts and related probability assessments are based primarily on management's internal projections and strategic plans. The fair value of this arrangement is determined using a discount rate of 15%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at September 30, 2014 includes a current portion of $11.5 million and non-current portion of $13.7 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At September 30, 2014 and December 31, 2013, the carrying values of the Company's investments accounted for under the cost method totaled $88.4 million and $137.3 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
In the second quarter of 2014, the Company recorded $64.2 million of other-than-temporary impairment charges for certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. This charge is included in "Other income (expense), net" in the accompanying consolidated statement of operations.
Long-term marketable equity security
The cost basis of the Company's long-term marketable equity security at September 30, 2014 is $8.7 million, with a gross unrealized gain of $1.6 million. The cost basis of the Company's long-term marketable equity securities at December 31, 2013 is $8.8 million, with gross unrealized gains of $3.0 million. The gross unrealized gains at September 30, 2014 and December 30, 2013 are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
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

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Liabilities:
Long-term debt	$(1,080,000)	$(1,068,456)	$(1,080,000)	$(1,058,396)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 5—LONG-TERM DEBT
The balance of long-term debt is comprised of:

	September 30, 2014	December 31, 2013
	(In thousands)
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	$500,000	$500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1, which commenced March 1, 2006	80,000	80,000
Total long-term debt	$1,080,000	$1,080,000
The 2013 and 2012 Senior Notes were issued on November 15, 2013 and December 21, 2012, respectively. On December 21, 2012, the Company entered into a $300 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is 30 basis points. At September 30, 2014 and December 31, 2013, there are no outstanding borrowings under the revolving credit facility.
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
The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur additional indebtedness. As of September 30, 2014, the Company was in compliance with all of these covenants.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive (loss) income into earnings:

	Three Months Ended September 30, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of July 1	$(15,282)	$5,376	$(9,906)
Other comprehensive (loss) income before reclassifications, net of tax provision of $0.2 million related to unrealized losses on available-for-sale securities	(36,428)	231	(36,197)
Amounts reclassified related to unrealized gains on available-for-sale securities, net of tax provision of $0.4 million	—	(665)	(665)
Net current period other comprehensive loss	(36,428)	(434)	(36,862)
Balance as of September 30	$(51,710)	$4,942	$(46,768)

	Three Months Ended September 30, 2013
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of July 1	$(37,302)	$5,115	$(32,187)
Other comprehensive income before reclassifications, net of tax provision of $4.3 million related to unrealized gains on available-for-sale securities	13,976	16,899	30,875
Amounts reclassified related to unrealized gains on available-for-sale securities, net of tax provision of $2.6 million	—	(5,313)	(5,313)
Net current period other comprehensive income	13,976	11,586	25,562
Balance as of September 30	$(23,326)	$16,701	$(6,625)

	Nine Months Ended September 30, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(20,352)	$7,306	$(13,046)
Other comprehensive loss before reclassifications, net of tax benefit of $0.5 million related to unrealized losses on available-for-sale securities	(31,358)	(439)	(31,797)
Amounts reclassified related to unrealized gains on available-for-sale securities, net of tax provision of $1.2 million	—	(1,925)	(1,925)
Net current period other comprehensive loss	(31,358)	(2,364)	(33,722)
Balance as of September 30	$(51,710)	$4,942	$(46,768)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2013
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(25,073)	$(7,096)	$(32,169)
Other comprehensive income before reclassifications, net of tax provision of $4.3 million related to unrealized losses on available-for-sale securities	1,747	19,691	21,438
Amounts reclassified related to net unrealized losses on available-for-sale securities, net of tax provision of $2.6 million	—	4,106	4,106
Net current period other comprehensive income	1,747	23,797	25,544
Balance as of September 30	$(23,326)	$16,701	$(6,625)
Unrealized gains and losses, net of tax, reclassified out of accumulated other comprehensive loss related to the maturities and sales of available-for-sale securities are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
NOTE 7—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$150,261	$150,261	$91,721	$91,721
Net loss attributable to noncontrolling interests	821	821	1,305	1,305
Earnings from continuing operations attributable to IAC shareholders	151,082	151,082	93,026	93,026
Earnings from discontinued operations attributable to IAC shareholders	175,730	175,730	3,914	3,914
Net earnings attributable to IAC shareholders	$326,812	$326,812	$96,940	$96,940

Denominator:
Weighted average basic shares outstanding	83,591	83,591	83,094	83,094
Dilutive securities including stock options and RSUs(a)	—	5,199	—	2,978
Denominator for earnings per share—weighted average shares(a)	83,591	88,790	83,094	86,072

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$1.81	$1.70	$1.12	$1.08
Discontinued operations	2.10	1.98	0.05	0.05
Earnings per share	$3.91	$3.68	$1.17	$1.13

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$166,571	$166,571	$202,970	$202,970
Net loss attributable to noncontrolling interests	4,082	4,082	3,995	3,995
Earnings from continuing operations attributable to IAC shareholders	170,653	170,653	206,965	206,965
Earnings from discontinued operations attributable to IAC shareholders	174,048	174,048	1,902	1,902
Net earnings attributable to IAC shareholders	$344,701	$344,701	$208,867	$208,867

Denominator:
Weighted average basic shares outstanding	83,088	83,088	83,636	83,636
Dilutive securities including stock options and RSUs(a)	—	5,167	—	3,032
Denominator for earnings per share—weighted average shares(a)	83,088	88,255	83,636	86,668

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$2.05	$1.93	$2.47	$2.39
Discontinued operations	2.10	1.98	0.03	0.02
Earnings per share	$4.15	$3.91	$2.50	$2.41
_________________________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units ("RSUs"). For both the three and nine months ended September 30, 2014, approximately 0.3 million shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2013, approximately 0.3 million and 0.7 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Search & Applications	$394,659	$407,291	$1,188,410	$1,231,932
The Match Group	230,198	205,196	655,699	596,058
Media	49,895	50,299	122,906	152,789
eCommerce	107,825	94,438	312,616	318,326
Inter-segment elimination	(346)	(352)	(838)	(573)
Total	$782,231	$756,872	$2,278,793	$2,298,532

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Operating Income (Loss):
Search & Applications	$80,384	$87,756	$228,492	$264,085
The Match Group	66,393	60,164	167,394	150,652
Media	(8,723)	(5,558)	(27,083)	(14,748)
eCommerce	(1,585)	9,285	(3,138)	189
Corporate	(35,516)	(29,643)	(97,310)	(86,927)
Total	$100,953	$122,004	$268,355	$313,251

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA:
Search & Applications	$93,127	$98,512	$266,456	$298,446
The Match Group	61,371	69,328	178,169	184,919
Media	(7,702)	(4,541)	(24,477)	(11,724)
eCommerce	3,865	13,649	11,192	18,839
Corporate	(16,073)	(13,426)	(47,225)	(42,254)
Total	$134,588	$163,522	$384,115	$448,226
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
United States	$544,486	$527,675	$1,560,751	$1,594,169
All other countries	237,745	229,197	718,042	704,363
Total	$782,231	$756,872	$2,278,793	$2,298,532

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$280,133	$271,916
All other countries	20,822	22,048
Total	$300,955	$293,964
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
The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments:

	Three Months Ended September 30, 2014
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$93,127	$—	$(3,596)	$(9,147)	$—	$80,384
The Match Group	61,371	(145)	(5,794)	(3,320)	14,281	66,393
Media	(7,702)	(161)	(225)	(635)	—	(8,723)
eCommerce	3,865	(138)	(1,963)	(3,349)	—	(1,585)
Corporate	(16,073)	(16,888)	(2,555)	—	—	(35,516)
Total	$134,588	$(17,332)	$(14,133)	$(16,451)	$14,281	$100,953

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2013
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$98,512	$—	$(3,865)	$(6,891)	$—	$87,756
The Match Group	69,328	(336)	(5,043)	(3,153)	(632)	60,164
Media	(4,541)	(219)	(526)	(272)	—	(5,558)
eCommerce	13,649	—	(1,648)	(2,716)	—	9,285
Corporate	(13,426)	(13,810)	(2,407)	—	—	(29,643)
Total	$163,522	$(14,365)	$(13,489)	$(13,032)	$(632)	$122,004

	Nine Months Ended September 30, 2014
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$266,456	$—	$(13,143)	$(24,821)	$—	$228,492
The Match Group	178,169	(332)	(17,183)	(6,841)	13,581	167,394
Media	(24,477)	(486)	(731)	(1,589)	200	(27,083)
eCommerce	11,192	(138)	(5,607)	(8,585)	—	(3,138)
Corporate	(47,225)	(42,541)	(7,544)	—	—	(97,310)
Total	$384,115	$(43,497)	$(44,208)	$(41,836)	$13,781	$268,355

	Nine Months Ended September 30, 2013
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$298,446	$(3)	$(14,143)	$(20,215)	$—	$264,085
The Match Group	184,919	(542)	(14,587)	(12,799)	(6,339)	150,652
Media	(11,724)	(637)	(1,573)	(814)	—	(14,748)
eCommerce	18,839	29	(7,260)	(11,419)	—	189
Corporate	(42,254)	(37,695)	(6,978)	—	—	(86,927)
Total	$448,226	$(38,848)	$(44,541)	$(45,247)	$(6,339)	$313,251
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.
Balance sheet at September 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$675,152	$—	$256,560	$—	$931,712
Marketable securities	116,941	—	2,108	—	119,049
Accounts receivable, net	9	144,114	90,912	—	235,035
Other current assets	17,143	84,236	71,365	(3,261)	169,483
Intercompany receivables	—	1,576,294	918,724	(2,495,018)	—
Property and equipment, net	5,837	218,408	76,710	—	300,955
Goodwill	—	1,216,948	582,492	—	1,799,440
Intangible assets, net	—	298,314	212,941	—	511,255
Investment in subsidiaries	4,984,246	982,324	—	(5,966,570)	—
Other non-current assets	47,606	21,260	101,776	839	171,481
Total assets	$5,846,934	$4,541,898	$2,313,588	$(8,464,010)	$4,238,410

Accounts payable, trade	$5,353	$32,631	$36,924	$—	$74,908
Other current liabilities	58,796	289,719	230,270	—	578,785
Long-term debt	1,000,000	80,000	—	—	1,080,000
Income taxes payable	3,720	5,463	25,518	—	34,701
Intercompany liabilities	2,495,018	—	—	(2,495,018)	—
Other long-term liabilities	309,019	98,823	53,861	(2,422)	459,281
Redeemable noncontrolling interests	—	—	33,910	—	33,910
IAC shareholders' equity	1,975,028	4,035,262	1,931,308	(5,966,570)	1,975,028
Noncontrolling interests	—	—	1,797	—	1,797
Total liabilities and shareholders' equity	$5,846,934	$4,541,898	$2,313,588	$(8,464,010)	$4,238,410

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$557,604	$227,629	$(3,002)	$782,231
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	387	121,230	105,263	(688)	226,192
Selling and marketing expense	723	218,976	59,197	(2,273)	276,623
General and administrative expense	28,046	50,317	29,820	10	108,193
Product development expense	1,935	27,294	10,508	(51)	39,686
Depreciation	402	8,887	4,844	—	14,133
Amortization of intangibles	—	10,259	6,192	—	16,451
Total operating costs and expenses	31,493	436,963	215,824	(3,002)	681,278
Operating (loss) income	(31,493)	120,641	11,805	—	100,953
Equity in earnings (losses) of unconsolidated affiliates	91,137	13,248	95	(105,092)	(612)
Interest expense	(12,948)	(1,050)	(11)	—	(14,009)
Other (expense) income , net	(8,311)	8,771	3,653	—	4,113
Earnings from continuing operations before income taxes	38,385	141,610	15,542	(105,092)	90,445
Income tax benefit (provision)	112,697	(44,658)	(8,223)	—	59,816
Earnings from continuing operations	151,082	96,952	7,319	(105,092)	150,261
Earnings from discontinued operations, net of tax	175,730	—	5	(5)	175,730
Net earnings	326,812	96,952	7,324	(105,097)	325,991
Net loss attributable to noncontrolling interests	—	—	821	—	821
Net earnings attributable to IAC shareholders	$326,812	$96,952	$8,145	$(105,097)	$326,812
Comprehensive income (loss) attributable to IAC shareholders	$289,950	$93,955	$(28,940)	$(65,015)	$289,950

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$545,940	$212,022	$(1,090)	$756,872
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	578	138,715	110,192	(629)	248,856
Selling and marketing expense	743	197,064	50,822	(347)	248,282
General and administrative expense	23,334	39,824	12,933	(114)	75,977
Product development expense	1,321	25,361	8,550	—	35,232
Depreciation	340	8,343	4,806	—	13,489
Amortization of intangibles	—	9,191	3,841	—	13,032
Total operating costs and expenses	26,316	418,498	191,144	(1,090)	634,868
Operating (loss) income	(26,316)	127,442	20,878	—	122,004
Equity in earnings (losses) of unconsolidated affiliates	95,701	17,684	(56)	(116,582)	(3,253)
Interest expense	(6,520)	(1,061)	(42)	—	(7,623)
Other income (expense), net	20,882	(9,768)	5,605	—	16,719
Earnings from continuing operations before income taxes	83,747	134,297	26,385	(116,582)	127,847
Income tax benefit (provision)	9,279	(41,542)	(3,863)	—	(36,126)
Earnings from continuing operations	93,026	92,755	22,522	(116,582)	91,721
Earnings from discontinued operations, net of tax	3,914	—	3	(3)	3,914
Net earnings	96,940	92,755	22,525	(116,585)	95,635
Net loss attributable to noncontrolling interests	—	—	1,305	—	1,305
Net earnings attributable to IAC shareholders	$96,940	$92,755	$23,830	$(116,585)	$96,940
Comprehensive income attributable to IAC shareholders	$122,502	$93,189	$36,262	$(129,451)	$122,502

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,660,092	$628,033	$(9,332)	$2,278,793
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	742	374,326	273,753	(2,335)	646,486
Selling and marketing expense	1,534	675,025	177,972	(6,410)	848,121
General and administrative expense	77,101	146,448	89,143	36	312,728
Product development expense	5,111	81,509	31,062	(623)	117,059
Depreciation	1,043	27,671	15,494	—	44,208
Amortization of intangibles	—	28,919	12,917	—	41,836
Total operating costs and expenses	85,531	1,333,898	600,341	(9,332)	2,010,438
Operating (loss) income	(85,531)	326,194	27,692	—	268,355
Equity in earnings (losses) of unconsolidated affiliates	150,531	16,595	132	(176,655)	(9,397)
Interest expense	(38,918)	(3,144)	(57)	—	(42,119)
Other income (expense), net	11,077	(9,935)	(59,952)	—	(58,810)
Earnings (loss) from continuing operations before income taxes	37,159	329,710	(32,185)	(176,655)	158,029
Income tax benefit (provision)	133,494	(114,388)	(10,564)	—	8,542
Earnings (loss) from continuing operations	170,653	215,322	(42,749)	(176,655)	166,571
Earnings (loss) from discontinued operations, net of tax	174,048	—	(35)	35	174,048
Net earnings (loss)	344,701	215,322	(42,784)	(176,620)	340,619
Net loss attributable to noncontrolling interests	—	—	4,082	—	4,082
Net earnings (loss) attributable to IAC shareholders	$344,701	$215,322	$(38,702)	$(176,620)	$344,701
Comprehensive income (loss) attributable to IAC shareholders	$310,979	$212,045	$(74,704)	$(137,341)	$310,979

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,659,383	$642,435	$(3,286)	$2,298,532
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	1,804	457,756	320,375	(2,408)	777,527
Selling and marketing expense	1,884	584,005	153,216	(756)	738,349
General and administrative expense	69,161	129,673	76,504	(122)	275,216
Product development expense	3,087	74,148	27,166	—	104,401
Depreciation	1,051	29,878	13,612	—	44,541
Amortization of intangibles	—	30,640	14,607	—	45,247
Total operating costs and expenses	76,987	1,306,100	605,480	(3,286)	1,985,281
Operating (loss) income	(76,987)	353,283	36,955	—	313,251
Equity in earnings (losses) of unconsolidated affiliates	286,178	27,807	(279)	(318,128)	(4,422)
Interest expense	(19,592)	(3,204)	(148)	—	(22,944)
Other (expense) income, net	(31,457)	(37,286)	87,116	—	18,373
Earnings from continuing operations before income taxes	158,142	340,600	123,644	(318,128)	304,258
Income tax benefit (provision)	48,823	(116,053)	(34,058)	—	(101,288)
Earnings from continuing operations	206,965	224,547	89,586	(318,128)	202,970
Earnings from discontinued operations, net of tax	1,902	—	14	(14)	1,902
Net earnings	208,867	224,547	89,600	(318,142)	204,872
Net loss attributable to noncontrolling interests	—	—	3,995	—	3,995
Net earnings attributable to IAC shareholders	$208,867	$224,547	$93,595	$(318,142)	$208,867
Comprehensive income attributable to IAC shareholders	$234,411	$224,843	$84,437	$(309,280)	$234,411

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(50,458)	$349,842	$(4,723)	$—	$294,661
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(191,509)	(52,973)	—	(244,482)
Capital expenditures	(2,375)	(25,526)	(11,132)	—	(39,033)
Proceeds from maturities and sales of marketable debt securities	998	—	—	—	998
Purchases of marketable debt securities	(110,886)	—	—	—	(110,886)
Proceeds from sales of long-term investments	—	—	11,107	—	11,107
Purchases of long-term investments	(3,000)	(7,043)	(7,660)	—	(17,703)
Other, net	—	10	807	—	817
Net cash used in investing activities attributable to continuing operations	(115,263)	(224,068)	(59,851)	—	(399,182)
Cash flows from financing activities attributable to continuing operations:
Dividends	(68,505)	—	—	—	(68,505)
Issuance of common stock, net of withholding taxes	(4,823)	—	—	—	(4,823)
Excess tax benefits from stock-based awards	31,041	—	10,279	—	41,320
Purchase of noncontrolling interests	—	(30,000)	(328)	—	(30,328)
Funds returned from escrow for Meetic tender offer	—	—	12,354	—	12,354
Acquisition-related contingent consideration payment	—	—	(7,373)	—	(7,373)
Intercompany	101,656	(94,492)	(7,164)	—	—
Other, net	(382)	(1,310)	295	—	(1,397)
Net cash provided by (used in) financing activities attributable to continuing operations	58,987	(125,802)	8,063	—	(58,752)
Total cash used in continuing operations	(106,734)	(28)	(56,511)	—	(163,273)
Total cash used in discontinued operations	(136)	—	(35)	—	(171)
Effect of exchange rate changes on cash and cash equivalents	—	28	(5,316)	—	(5,288)
Net decrease in cash and cash equivalents	(106,870)	—	(61,862)	—	(168,732)
Cash and cash equivalents at beginning of period	782,022	—	318,422	—	1,100,444
Cash and cash equivalents at end of period	$675,152	$—	$256,560	$—	$931,712

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(55,102)	$401,921	$(22,489)	$—	$324,330
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,584)	(32,873)	—	(39,457)
Capital expenditures	(742)	(52,742)	(10,630)	—	(64,114)
Proceeds from maturities and sales of marketable debt securities	12,502	—	—	—	12,502
Proceeds from sales of long-term investments	41,976	—	310	—	42,286
Purchases of long-term investments	(17,362)	—	(9,243)	—	(26,605)
Other, net	—	(1,717)	10,621	—	8,904
Net cash provided by (used in) investing activities attributable to continuing operations	36,374	(61,043)	(41,815)	—	(66,484)
Cash flows from financing activities attributable to continuing operations:
Principal payment on long-term debt	(15,844)	—	—	—	(15,844)
Purchase of treasury stock	(168,376)	—	—	—	(168,376)
Dividends	(58,882)	—	—	—	(58,882)
Issuance of common stock, net of withholding taxes	6,456	—	—	—	6,456
Excess tax benefits from stock-based awards	26,430	—	—	—	26,430
Purchase of noncontrolling interests	—	—	(55,561)	—	(55,561)
Intercompany	178,663	(339,665)	161,002	—	—
Other, net	(951)	(1,225)	(1,210)	—	(3,386)
Net cash (used in) provided by financing activities attributable to continuing operations	(32,504)	(340,890)	104,231	—	(269,163)
Total cash (used in) provided by continuing operations	(51,232)	(12)	39,927	—	(11,317)
Total cash provided by discontinued operations	2,254	—	3	—	2,257
Effect of exchange rate changes on cash and cash equivalents	—	12	723	—	735
Net (decrease) increase in cash and cash equivalents	(48,978)	—	40,653	—	(8,325)
Cash and cash equivalents at beginning of period	501,075	—	248,902	—	749,977
Cash and cash equivalents at end of period	$452,097	$—	$289,555	$—	$741,652

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management Overview
IAC is a leading media and Internet company. The Company is organized into four segments: The Match Group, which consists of dating, education and fitness businesses with brands such as Match.com, OkCupid, Tinder, The Princeton Review and DailyBurn; Search & Applications, which includes brands such as About.com, Ask.com, Dictionary.com and Investopedia; Media, which consists of businesses such as Vimeo, Electus, The Daily Beast and CollegeHumor; and eCommerce, which includes HomeAdvisor and Shoebuy. IAC's brands and products are among the most recognized in the world reaching users in over 200 countries.
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
A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended September 30, 2014 and 2013, revenue earned from Google is $351.4 million and $369.9 million, respectively. For the nine months ended September 30, 2014 and 2013, revenue earned from Google is $1.1 billion and $1.2 billion, respectively. This revenue is earned by the businesses comprising the Search & Applications segment.
Results of Operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	$ Change	% Change	2013	2014	$ Change	% Change	2013
	(Dollars in thousands)
Search & Applications	$394,659	$(12,632)	(3)%	$407,291	$1,188,410	$(43,522)	(4)%	$1,231,932
The Match Group	230,198	25,002	12%	205,196	655,699	59,641	10%	596,058
Media	49,895	(404)	(1)%	50,299	122,906	(29,883)	(20)%	152,789
eCommerce	107,825	13,387	14%	94,438	312,616	(5,710)	(2)%	318,326
Inter-segment elimination	(346)	6	2%	(352)	(838)	(265)	(47)%	(573)
Total	$782,231	$25,359	3%	$756,872	$2,278,793	$(19,739)	(1)%	$2,298,532

For the three months ended September 30, 2014 compared to the three months ended September 30, 2013
Search & Applications revenue decreased 3% to $394.7 million reflecting a decline from Websites (which is principally composed of Ask.com, About.com, CityGrid Media, Dictionary.com, Investopedia.com, PriceRunner.com and Ask.fm) and Applications (which includes our direct to consumer downloadable applications operations (B2C), our partnership operations (B2B) and SlimWare). Websites revenue decreased 3% to $209.1 million primarily due to a decline in revenue at Ask.com, partially offset by growth at About.com and the contribution from the acquisition of the ValueClick "Owned & Operated" ("O&O") website businesses on January 10, 2014. Applications revenue decreased 3% to $185.6 million, despite strong query growth from our B2C operations, primarily due to lower queries from our B2B operations.
The Match Group revenue increased 12% to $230.2 million driven by a 5% increase in Dating revenue. Dating North America revenue (which includes Match.com, Chemistry, People Media, OkCupid and other dating businesses operating within the United States and Canada) and Dating International revenue (which includes all dating businesses operating outside of the United States and Canada) increased 6% to $142.5 million and 3% to $68.9 million, respectively. These businesses are collectively referred to as "Dating". The growth in Dating revenue was driven by increased subscribers. North America and International paid subscribers increased 10% and 7%, respectively. Non-dating revenue (consisting of DailyBurn, Tutor and The Princeton Review) increased 355% principally due to the acquisition of The Princeton Review on August 1, 2014.
Media revenue decreased 1% to $49.9 million primarily due to declines at Electus, partially offset by strong growth at Vimeo.
eCommerce revenue increased 14% to $107.8 million primarily due to strong growth at HomeAdvisor driven by an increase in domestic service requests and accepts of 17% and 14%, respectively.
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Search & Applications revenue decreased 4% to $1.2 billion reflecting a decline from Applications, partially offset by an increase from Websites. Applications revenue decreased 9% to $570.4 million, while Websites revenue grew 2% to $618.0 million. The decrease in Applications revenue is primarily due to the factors described above in the three month discussion. The increase in Websites revenue is driven by the acquisition of the ValueClick O&O website businesses, the contribution of CityGrid Media, which had been moved from the eCommerce segment to the Search & Applications segment, effective July 1, 2013, and growth from About.com, partially offset by a decline in revenue from Ask.com.
The Match Group revenue increased 10% to $655.7 million driven by a 7% increase in Dating revenue and a 168% increase in non-dating revenue. North America revenue and International revenue increased 6% to $415.1 million and 8% to $208.9 million, respectively. The increase in revenue is driven by the factors described above in the three month discussion.
Media revenue decreased 20% to $122.9 million primarily due the factors described above in the three month discussion and the impact of the closure of the Newsweek print business and sale of the Newsweek digital business in August 2013.
eCommerce revenue decreased 2% to $312.6 million primarily due to the move of CityGrid Media from the eCommerce segment to the Search & Applications segment, partially offset by increases from HomeAdvisor and Shoebuy.
Cost of revenue
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$226,192	$(22,664)	(9)%	$248,856
As a percentage of revenue	29%			33%
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
Cost of revenue in 2014 decreased from 2013 primarily due to decreases of $30.6 million from Search & Applications and $6.6 million from Media, partially offset by increases of $11.9 million from The Match Group and $2.8 million from eCommerce. The Search & Applications decrease was primarily due to a reduction of $33.1 million in traffic acquisition costs driven primarily by lower revenue from our B2B operations and Ask.com, partially offset by the acquisition of the ValueClick O&O website businesses. The Media decrease was primarily due to lower production costs at Electus resulting from the decrease in revenue. The Match Group increase was primarily due to the acquisition of The Princeton Review and increases in hosting fees and revenue share payments made in connection with in-app purchases bought through Apple iTunes and Google Play. The eCommerce increase was primarily due to an increase in traffic acquisition costs from HomeAdvisor.
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$646,486	$(131,041)	(17)%	$777,527
As a percentage of revenue	28%			34%
Cost of revenue in 2014 decreased from 2013 primarily due to decreases of $113.7 million from Search & Applications, $25.5 million from Media and $10.1 million from eCommerce, partially offset by an increase of $19.6 million from The Match Group. The Search & Applications and Media decreases were primarily due to the factors described above in the three month discussion. Partially offsetting the decrease in cost of revenue from Search & Applications was the move of CityGrid Media from the eCommerce segment to the Search & Applications segment, effective July 1, 2013. The eCommerce decrease was primarily due to the move of CityGrid Media to the Search & Applications segment, partially offset by an increase in traffic acquisition costs from HomeAdvisor and an increase in the cost of products sold at Shoebuy resulting from increased sales. The Match Group increase was primarily due to the factors described above in the three month discussion.
Selling and marketing expense
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$276,623	$28,341	11%	$248,282
As a percentage of revenue	35%			33%
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
Selling and marketing expense in 2014 increased from 2013 primarily due to increases of $14.3 million from Search & Applications, $8.6 million from eCommerce, $3.1 million from The Match Group and $2.4 million from Media. The Search & Applications increase was primarily due to a $14.5 million increase in online marketing, which was primarily related to the acquisitions of SlimWare and the ValueClick O&O website businesses in 2014 and our B2C downloadable applications. The eCommerce increase was primarily due to increases of $4.8 million in offline marketing and $4.3 million in compensation and other employee-related costs at HomeAdvisor due, in part, to an increase in headcount. The Match Group increase was primarily due to an increase of $4.6 million in both online and offline marketing and the acquisition of The Princeton Review. The Media increase was primarily due to an increase in both online and offline marketing at Vimeo.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$848,121	$109,772	15%	$738,349
As a percentage of revenue	37%			32%
Selling and marketing expense in 2014 increased from 2013 primarily due to increases of $76.1 million from Search & Applications, $25.6 million from The Match Group, $4.5 million from eCommerce and $3.9 million from Media. The Search & Applications, The Match Group, eCommerce and Media increases were primarily due to the factors described above in the three month discussion. Search & Applications and eCommerce were also impacted by the move of CityGrid Media from the eCommerce segment to the Search & Applications segment, effective July 1, 2013.
General and administrative expense
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
General and administrative expense	$108,193	$32,216	42%	$75,977
As a percentage of revenue	14%			10%
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.
General and administrative expense in 2014 increased from 2013 primarily due to increases of $11.3 million from eCommerce, $7.3 million from Media, $6.3 million from Search & Applications, $5.3 million from Corporate and $2.2 million from The Match Group. The eCommerce increase was primarily due to the inclusion in the prior year of an $8.4 million gain on the sale of Rezbook assets in July 2013 and an increase in compensation and other employee-related costs at HomeAdvisor and Shoebuy. The Media increase was primarily due to the inclusion of a $6.3 million gain related to the sale of Newsweek in August 2013 and an increase in compensation and other employee-related costs due primarily to increased headcount at Vimeo. The Search & Applications increase was primarily due to the acquisition of the ValueClick O&O website businesses and increases in compensation and other employee-related costs and professional fees. The increase in professional fees was primarily due to transaction fees related to recent acquisitions. The Corporate increase was primarily due to increases in compensation and other employee-related costs and professional fees. The increase in compensation and other employee-related costs was primarily due to a $2.7 million increase in non-cash compensation expense related to the issuance of equity awards since the third quarter of 2013. The Match Group increase was primarily due to the acquisition of The Princeton Review and increases in compensation and other employee-related costs and professional fees at Dating, partially offset by a decrease of $14.9 million in acquisition-related contingent consideration fair value adjustments. The increase in compensation and other employee-related costs and professional fees was primarily due to an increase in headcount and transactions fees related to recent acquisitions, respectively.
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
General and administrative expense	$312,728	$37,512	14%	$275,216
As a percentage of revenue	14%			12%
General and administrative expense in 2014 increased from 2013 primarily due to increases of $17.5 million from Search & Applications, $9.2 million from Corporate, $6.8 million from eCommerce and $5.1 million from Media. The Search

& Applications, Corporate, eCommerce and Media increases are primarily due to the factors described above in the three month discussion. Search & Applications and eCommerce were also impacted by the move of CityGrid Media from the eCommerce segment to the Search & Applications segment, effective July 1, 2013. General and administrative expense from eCommerce also reflects the inclusion in the prior year of $4.2 million in employee termination costs associated with the CityGrid Media restructuring.
Product development expense
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Product development expense	$39,686	$4,454	13%	$35,232
As a percentage of revenue	5%			5%
Product development expense consists primarily of compensation and other employee-related costs (including stock-based compensation) that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
Product development expense in 2014 increased from 2013 primarily due to an increase of $2.8 million from Search & Applications. The Search & Applications increase was primarily related to the acquisition of the ValueClick O&O website businesses and an increase in compensation and other employee-related costs due to increased headcount.
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Product development expense	$117,059	$12,658	12%	$104,401
As a percentage of revenue	5%			5%
Product development expense in 2014 increased from 2013 primarily due to an increase of $8.6 million from Search & Applications. The Search & Applications increase was primarily due to the factors described above in the three month discussion.
Depreciation
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Depreciation	$14,133	$644	5%	$13,489
As a percentage of revenue	2%			2%
Depreciation in 2014 increased from 2013 resulting from incremental depreciation associated with capital expenditures made throughout 2013 and various acquisitions, partially offset by certain fixed assets becoming fully depreciated.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Depreciation	$44,208	$(333)	(1)%	$44,541
As a percentage of revenue	2%			2%
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
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	$ Change	% Change	2013	2014	$ Change	% Change	2013
	(Dollars in thousands)
Search & Applications	$93,127	$(5,385)	(5)%	$98,512	$266,456	$(31,990)	(11)%	$298,446
The Match Group	61,371	(7,957)	(11)%	69,328	178,169	(6,750)	(4)%	184,919
Media	(7,702)	(3,161)	(70)%	(4,541)	(24,477)	(12,753)	(109)%	(11,724)
eCommerce	3,865	(9,784)	(72)%	13,649	11,192	(7,647)	(41)%	18,839
Corporate	(16,073)	(2,647)	(20)%	(13,426)	(47,225)	(4,971)	(12)%	(42,254)
Total	$134,588	$(28,934)	(18)%	$163,522	$384,115	$(64,111)	(14)%	$448,226

As a percentage of revenue	17%			22%	17%			20%
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013
Search & Applications Adjusted EBITDA decreased 5% to $93.1 million, primarily due to the lower revenue noted above, increases in selling and marketing expense and general and administrative expense and losses related to the acquisition of SlimWare, partially offset by the contribution from the acquisition of the ValueClick O&O website businesses and a decrease in cost of revenue. The losses from SlimWare were partially due to the write-off of $3.7 million of deferred revenue in connection with its acquisition on April 1, 2014. The increase in selling and marketing expense was primarily due to an increase in online marketing related to our B2C downloadable applications. The increase in general and administrative expense was primarily due to increases in compensation and other employee-related costs and professional fees. Partially offsetting the increases in selling and marketing expense and general and administrative expense was a decrease in cost of revenue, primarily due to a decrease in traffic acquisition costs driven from lower revenue from our B2B operations and Ask.com.
The Match Group Adjusted EBITDA decreased 11% to $61.4 million, despite higher revenue noted above, primarily due to losses related to the acquisition of The Princeton Review and FriendScout24 and higher Dating selling and marketing expense, cost of revenue and general and administrative expense. The losses from The Princeton Review and FriendScout24 were entirely due to the write-off of $9.3 million of deferred revenue in connection with their acquisitions. The increase in selling and marketing expense was primarily due to an increase in both online and offline marketing. The increase in costs of revenue was primarily due to increases in hosting fees and revenue share payments made in connection with in-app purchases bought through Apple iTunes and Google Play. The increase in general and administrative expense was primarily due to increases in compensation and other employee-related costs and professional fees.
Media Adjusted EBITDA loss increased 70% to a loss of $7.7 million primarily due to the inclusion of a $6.3 million gain related to the sale of Newsweek in August 2013, and increased investment in Vimeo in the current year, partially offset by lower losses at Electus.

eCommerce Adjusted EBITDA decreased 72% to $3.9 million primarily due to the prior year benefiting from an $8.4 million gain on the sale of Rezbook assets in July 2013.
Corporate Adjusted EBITDA loss increased 20% to a loss of $16.1 million primarily due to higher salary expense and professional fees.
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Search & Applications Adjusted EBITDA decreased 11% to $266.5 million, primarily due to the factors described above in the three month discussion. The Search & Applications Adjusted EBITDA decrease was partially offset by the move of CityGrid Media from the eCommerce segment to the Search & Applications segment, effective July 1, 2013.
The Match Group Adjusted EBITDA decreased 4% to $178.2 million primarily due to the factors described above in the three month discussion. The Match Group Adjusted EBITDA was also impacted by a $3.9 million benefit recorded in the first quarter of 2014 related to the expiration of the statute of limitations for a non-income tax matter.
Media Adjusted EBITDA loss increased 109% to a loss of $24.5 million primarily due to the factors described above in the three month discussion.
eCommerce Adjusted EBITDA decreased 41% to $11.2 million primarily due to the factors described above in the three month discussion and the inclusion in the prior year of $4.2 million in employee termination costs associated with the CityGrid Media restructuring and the move of CityGrid Media to the Search & Applications segment.
Corporate Adjusted EBITDA loss increased 12% to a loss of $47.2 million primarily due to the factors described above in the three month discussion.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	$ Change	% Change	2013	2014	$ Change	% Change	2013
	(Dollars in thousands)
Search & Applications	$80,384	$(7,372)	(8)%	$87,756	$228,492	$(35,593)	(13)%	$264,085
The Match Group	66,393	6,229	10%	60,164	167,394	16,742	11%	150,652
Media	(8,723)	(3,165)	(57)%	(5,558)	(27,083)	(12,335)	(84)%	(14,748)
eCommerce	(1,585)	(10,870)	NM	9,285	(3,138)	(3,327)	NM	189
Corporate	(35,516)	(5,873)	(20)%	(29,643)	(97,310)	(10,383)	(12)%	(86,927)
Total	$100,953	$(21,051)	(17)%	$122,004	$268,355	$(44,896)	(14)%	$313,251

As a percentage of revenue	13%			16%	12%			14%
________________________
NM = not meaningful
Refer to Note 8 to the consolidated financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment.
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013
Operating income in 2014 decreased from 2013 primarily due to the decrease of $28.9 million in Adjusted EBITDA described above and increases of $3.4 million in amortization of intangibles and $3.0 million in non-cash compensation, partially offset by a decrease of $14.9 million in acquisition-related contingent consideration fair value adjustments. The increase in non-cash compensation expense was primarily due to the issuance of equity awards since the third quarter of 2013. The increase in amortization of intangibles was primarily due to the acquisition of the ValueClick O&O website businesses. The decrease in acquisition-related contingent consideration fair value adjustments was principally related to the acquisition of Twoo and an update of its future forecast of earnings and operating metrics.

At September 30, 2014, there was $114.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Operating income in 2014 decreased from 2013 primarily due to the decrease of $64.1 million in Adjusted EBITDA described above and an increase of $4.6 million in non-cash compensation expense, partially offset by decreases of $20.1 million in acquisition-related contingent consideration fair value adjustments and $3.4 million in amortization of intangibles. The increase in non-cash compensation expense and the decrease in acquisition-related contingent consideration fair value adjustments were due to the factors described above in the three month discussion. Non-cash compensation expense was further impacted by higher forfeitures in the prior year. The decrease in amortization of intangibles is primarily related to lower amortization expense at The Match Group due to certain intangible assets becoming fully amortized, and the inclusion in the prior year of a $3.4 million impairment charge associated with an indefinite-lived intangible asset related to the CityGrid Media restructuring, partially offset by amortization of intangibles related to recent acquisitions.
Equity in losses of unconsolidated affiliates
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(612)	$2,641	81%	$(3,253)
Equity in losses of unconsolidated affiliates in 2014 decreased from 2013 due to reduced losses associated with our equity method investments.
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(9,397)	$(4,975)	(113)%	$(4,422)
Equity in losses of unconsolidated affiliates in 2014 increased from 2013 principally due to the inclusion in the second quarter of 2014 of a $4.2 million other-than-temporary impairment charge on one of our investments following the sale of a majority of the investee's assets.
Interest expense
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Interest expense	$(14,009)	$(6,386)	(84)%	$(7,623)
Interest expense in 2014 increased from 2013 principally due to the 4.875% Senior Notes due November 30, 2018, which were issued on November 15, 2013.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Interest expense	$(42,119)	$(19,175)	(84)%	$(22,944)
Interest expense in 2014 increased from 2013 principally due to the factor described above in the three month discussion.
Other income (expense), net
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Other income, net	$4,113	$(12,606)	(75)%	$16,719
Other income, net in 2014 decreased from 2013 primarily due to the inclusion in the prior year of an $18.0 million pre-tax gain related to the sale of certain marketable equity securities, partially offset by an increase in foreign currency exchange gains in the current year.
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Other (expense) income, net	$(58,810)	$(77,183)	NM	$18,373
Other (expense) income, net in 2014 decreased from 2013 due to the inclusion in the second quarter of 2014 of $64.2 million in other-than-temporary impairment charges for certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees and a decrease in gains related to the sale of certain marketable equity securities.
Income tax benefit (provision)
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Income tax benefit (provision)	$59,816	NM	NM	$(36,126)
In 2014, the Company recorded an income tax benefit for continuing operations of $59.8 million despite pre-tax income of $90.4 million. The income tax benefit is due principally to a reduction in tax reserves and related interest due to the expiration of statutes of limitations for federal income taxes for 2001 through 2009 of $88.2 million. In 2013, the Company recorded an income tax provision for continuing operations of $36.1 million, which represents an effective income tax rate of 28%. The 2013 effective rate is lower than the statutory rate of 35% due primarily to the realization of certain beginning of the year deferred tax assets and foreign income taxed at lower rates, partially offset by state taxes.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Income tax benefit (provision)	$8,542	NM	NM	$(101,288)
In 2014, the Company recorded an income tax benefit for continuing operations of $8.5 million despite pre-tax income of $158.0 million. The income tax benefit is due primarily to the factors described above in the three month discussion. In 2013, the Company recorded an income tax provision for continuing operations of $101.3 million, which represents an effective income tax rate of 33%. The 2013 effective rate is lower than the statutory rate of 35% due primarily to the factors described above in the three month discussion.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax benefit for continuing operations and discontinued operations for the three months ended September 30, 2014 is a $61.8 million and a $21.2 million benefit, respectively, net of related deferred taxes, from the decrease in interest on unrecognized tax benefits as a result of the expiration of statutes of limitations described above. Included in the income tax benefit for continuing operations and discontinued operations for the nine months ended September 30, 2014 is a $58.7 million and a $19.7 million benefit, respectively, net of related deferred taxes, from the decrease in interest on unrecognized tax benefits as a result of the expiration of statutes of limitations described above. At September 30, 2014 and December 31, 2013, the Company has accrued $3.6 million and $133.0 million, respectively, for the payment of interest. At September 30, 2014 and December 31, 2013, the Company has accrued $3.2 million and $5.1 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal tax returns for the years ended December 31, 2010 through 2012. Various other jurisdictions are open to examination for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
The statutes of limitations for federal income taxes for the years 2001 through 2009 expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $374.8 million were recognized in the third quarter of 2014. The income tax benefit to continuing operations and discontinued operations was $88.2 million and $175.7 million, respectively. The remaining amount of $110.9 million impacted various balance sheet accounts, primarily non-current deferred tax assets, which were reduced by $100.1 million. At September 30, 2014 and December 31, 2013, unrecognized tax benefits, including interest, are $37.2 million and $408.8 million, respectively. If unrecognized tax benefits at September 30, 2014 are subsequently recognized, $32.4 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $11.6 million within twelve months of the current reporting date, of which approximately $8.2 million would decrease income tax provision for continuing operations, primarily due to expirations of statutes of limitations.
Earnings from discontinued operations, net of tax
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Earnings from discontinued operations, net of tax	$175,730	$171,816	NM	$3,914
Earnings from discontinued operations, net of tax in 2014 increased from 2013 principally due to the release of tax reserves as a result of the expiration of the statutes of limitations for federal income taxes for the years 2001 through 2009.

For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

	Nine Months Ended September 30,
	2014	$ Change	% Change	2013
	(Dollars in thousands)
Earnings from discontinued operations, net of tax	$174,048	$172,146	NM	$1,902
Earnings from discontinued operations, net of tax in 2014 increased from 2013 primarily due to the factor described above in the three month discussion.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2014, the Company had $931.7 million of cash and cash equivalents, $119.0 million of marketable securities, and $1.1 billion of long-term debt. Domestically, cash equivalents primarily consist of commercial paper rated A2/P2 or better and AAA rated money market funds. Internationally, cash equivalents primarily consist of time deposits and AAA rated money market funds. Marketable securities consist of short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in equity securities as part of its investment strategy. Long-term debt is comprised of $500 million in 2013 Senior Notes due November 30, 2018, $500 million in 2012 Senior Notes due December 15, 2022 and $80 million in Liberty Bonds due September 1, 2035.
At September 30, 2014, $242.9 million of the total $931.7 million of cash and cash equivalents was held by the Company's foreign subsidiaries. If needed for our operations in the U.S., most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax because the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.
In summary, the Company's cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$294,661	$324,330
Net cash used in investing activities	(399,182)	(66,484)
Net cash used in financing activities	(58,752)	(269,163)
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, asset impairment charges, excess tax benefits from stock-based awards, deferred income taxes, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, gains on sale of long-term investments, gain on sales of assets, and the effect of changes in working capital. Net cash provided by operating activities attributable to continuing operations in 2014 consists of earnings from continuing operations of $166.6 million, adjustments for non-cash items of $246.7 million, and changes in working capital of $118.6 million. Adjustments for non-cash items primarily consist of $88.7 million of deferred income taxes, $64.3 million in impairments related to long-term investments, $44.2 million of depreciation, $43.5 million of non-cash compensation expense and $41.8 million of amortization of intangibles, partially offset by $41.3 million of excess tax benefits from stock-based awards and $13.8 million in acquisition-related contingent consideration fair value adjustments. The deferred income tax provision primarily relates to a net reduction in deferred tax assets related to the expiration of statutes of limitations for federal income taxes for the years 2001 through 2009. The changes in working capital consist of a decrease in income taxes payable of $114.6 million, a decrease of $24.2 million in accounts payable and other current liabilities, an increase in accounts receivable of $12.8 million and an increase in other assets of $8.7 million, partially offset by an increase in deferred revenue of $41.7 million. The decrease in income taxes payable is primarily due to a net reduction in tax reserves related to the expiration of statutes of limitations for federal income taxes for the years 2001 through 2009. The decrease in accounts payable and other current liabilities is due to a decrease in accrued revenue share due to lower B2B revenue in the Search & Applications segment and a seasonal decrease in payables to suppliers at Shoebuy. The increase in accounts receivable is primarily due to revenue growth at HomeAdvisor. The increase in other assets is primarily due to an increase in production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced and a receivable related to amounts collected on our behalf by a third party, partially offset by the receipt of insurance claims related to Hurricane Sandy. The increase in deferred revenue is due to growth in subscription revenue at The Match Group and Vimeo, an increase at Electus due to the timing of cash received related to various production deals and increases related to acquisitions.

Net cash used in investing activities attributable to continuing operations in 2014 includes acquisitions and investments of $262.2 million, which includes the ValueClick O&O website businesses, The Princeton Review and SlimWare, the net proceeds of purchases, sales and maturities of marketable debt securities and sales of long-term investments of $98.8 million, and capital expenditures of $39.0 million, primarily related to the internal development of software to support our products and services.
Net cash used in financing activities attributable to continuing operations in 2014 includes $68.5 million related to the payment of cash dividends to IAC shareholders, $30.3 million for the purchase of noncontrolling interests in Tinder and Meetic, $7.4 million in contingent consideration payments related to the 2013 Twoo acquisition and $4.8 million in proceeds related to the issuance of common stock, net of withholding taxes, partially offset by excess tax benefits from stock-based awards of $41.3 million and the return of $12.4 million of funds held in escrow related to the Meetic tender offer.
Net cash provided by operating activities attributable to continuing operations in 2013 consists of earnings from continuing operations of $203.0 million, adjustments for non-cash items of $89.9 million and changes in working capital of $31.5 million. Adjustments for non-cash items primarily consists of $45.2 million of amortization of intangibles, $44.5 million of depreciation, $38.8 million of non-cash compensation expense, partially offset by $26.4 million of excess tax benefits from stock-based awards, $18.1 million of gains on sales of long-term investments and $14.8 million of gains on sales of assets. The changes in working capital consist principally of an increase in income taxes payable of $48.1 million and a decrease in accounts receivable of $10.8 million, partially offset by an increase of $19.9 million in other current assets and a decrease of $6.2 million in accounts payable and other current liabilities. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The decrease in accounts receivable is primarily due to a $15.9 million decrease in accounts receivable related to Newsweek's transition to a digital only publication and our services agreement with Google; the related receivable from Google was $115.0 million and $125.3 million at September 30, 2013 and December 31, 2012, respectively. These decreases were partially offset by an increase in accounts receivable at Electus due to higher revenue. The increase in other current assets is primarily due to an increase in short-term and long-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced. The decrease in accounts payable and other current liabilities is due primarily to a decrease at Search & Applications relating to timing of VAT payments and the timing and magnitude of revenue share and marketing payments, as well as the transition of Newsweek to a digital only publication. These decreases were partially offset by an increase relating to timing of bonus payments.
Net cash used in investing activities attributable to continuing operations in 2013 includes cash consideration used in acquisitions and investments of $66.1 million, which includes Twoo, and capital expenditures of $64.1 million, which includes $23.6 million related to the purchase of a 50% ownership interest in an aircraft, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments of $54.8 million.
Net cash used in financing activities attributable to continuing operations in 2013 includes $168.4 million for the repurchase of 2.9 million shares of common stock at an average price of $46.27 per share, $58.9 million related to the payment of cash dividends to IAC shareholders, $55.6 million for the purchase of noncontrolling interests in Meetic and a subsidiary of HomeAdvisor, and $15.8 million for the payment of our 2002 Senior Notes, which were due January 15, 2013, partially offset by excess tax benefits from stock-based awards of $26.4 million.
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities and cash flows from operations. The Company has a $300.0 million revolving credit facility, which expires on December 21, 2017, and is available as an additional source of financing. At September 30, 2014, there were no outstanding borrowings under the revolving credit facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2014 capital expenditures will be lower than 2013. At September 30, 2014, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On October 28, 2014, IAC declared a quarterly cash dividend of $0.34 per share of common and Class B common stock outstanding payable on December 1, 2014 to stockholders of record on November 15, 2014. Future declarations of dividends are subject to the determination of IAC's Board of Directors.

The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations and available borrowing capacity under its $300 million revolving credit facility, will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us. The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur additional indebtedness. As of September 30, 2014, the Company was in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At September 30, 2014, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure
        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, restricted stock units ("RSUs") and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs are included only to the extent the performance criteria have been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of certain stock options and vesting of RSUs and performance-based RSUs, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment for the three and nine months ended September 30, 2014 and 2013, see Note 8 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2014, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the quarter ended September 30, 2014. As of that date, 8,562,170 shares of common stock remained available for repurchase under the Company's previously announced April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period in the open market and/or privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Dated:	November 3, 2014
IAC/INTERACTIVECORP

		By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer	November 3, 2014
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