Form 10-K
period 2014-12-31
IAC/INTERACTIVECORP
filed 2015-02-27
CIK 891103

As filed with the Securities and Exchange Commission on February 27, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 30, 2015, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	78,362,828
Class B Common Stock	5,789,499
Total	84,152,327
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2014 was $5,330,631,790. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1.    Business

OVERVIEW
Who We Are
IAC is a leading media and Internet company. The Company is organized into four segments: The Match Group, which consists of dating, education and fitness businesses with brands such as Match, OkCupid, Tinder, The Princeton Review and DailyBurn; Search & Applications, which includes brands such as About.com, Ask.com, Dictionary.com and Investopedia; Media, which includes businesses such as Vimeo, Electus, The Daily Beast and CollegeHumor; and eCommerce, which includes HomeAdvisor and ShoeBuy. IAC’s brands and products are among the most recognized in the world, reaching users in over 200 countries.
For information regarding the results of operations of IAC’s segments, as well as their respective contributions to IAC’s consolidated results of operations, see “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Consolidated Financial Statements and Supplementary Data.”
All references to “IAC,” the “Company,” “we,” “our” or “us” in this report are to IAC/InterActiveCorp.
Our History
IAC, initially a hybrid media/electronic retailing company, was incorporated in 1986 in Delaware under the name Silver King Broadcasting Company, Inc. After several name changes (first to HSN, Inc., then to USA Networks, Inc., USA Interactive and InterActiveCorp, and finally to IAC/InterActiveCorp) and the completion of a number of significant corporate transactions over the years, the Company transformed itself into a leading media and Internet company.
From 1997 through 2002, the Company acquired a controlling interest in Ticketmaster Group (and the remaining interest in 1998), Hotel Reservations Network (later renamed Hotels.com) and Expedia, as well as acquired Match.com and other smaller e-commerce companies. In 2002, the Company contributed its entertainment assets to Vivendi Universal Entertainment LLLP, a joint venture, and sold its interests in that venture to NBC Universal in 2005.
In 2003, the Company continued to grow its portfolio of e-commerce companies by acquiring all of the shares of Expedia.com, Hotels.com and Ticketmaster that it did not previously own, together with a number of other e-commerce companies (including LendingTree and Hotwire).
In 2005, IAC acquired Ask Jeeves, Inc. (now known as IAC Search & Media, Inc.) and completed the separation of its travel and travel‑related businesses and investments into an independent public company called Expedia, Inc. In 2008, IAC separated into five publicly traded companies: IAC, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.
In 2009, we sold the European operations of Match.com to Meetic S.A. (now known as Meetic S.A.S. (“Meetic”)), a leading European online dating company based in France, in exchange for a 27% interest in Meetic and a €5 million note. In 2010, we exchanged the stock of a wholly-owned subsidiary that held our Evite, Gifts.com and IAC Advertising Solutions businesses and approximately $218 million in cash for substantially all of Liberty Media Corporation’s equity stake in IAC.
In 2011, we increased our ownership stake in Meetic to 81%. In 2012, we acquired The About Group, which primarily consists of About.com, a comprehensive online content and reference library.
In 2014, we acquired the remaining publicly traded shares of Meetic, ValueClick’s “Owned and Operated” website businesses, including Investopedia and PriceRunner, as well as The Princeton Review, a leading test preparation and college admission services company.

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of January 30, 2015, Barry Diller, IAC’s Chairman and Senior Executive, owned 5,789,499 shares of Class B common stock (the “Diller Shares”) representing 100% of IAC’s outstanding Class B common stock and approximately 42.5% of the outstanding total voting power of IAC.
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
As a result of Mr. Diller’s ownership interest, voting power and the contractual rights described above, Mr. Diller is currently in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions.

DESCRIPTION OF IAC BUSINESSES

Search & Applications
Overview
Our Search & Applications segment consists of:

•	Websites, including Ask.com, About.com, CityGrid, Dictionary.com, Investopedia, PriceRunner and Ask.fm, through which we provide search services, content and other services; and

•	Applications, including our direct-to-consumer downloadable applications operations (“B2C”), our partnership operations (“B2B”), SlimWare and Apalon.
Our Websites and Applications businesses provide search services and content to our users. Search services generally involve the generation and display of a set of hyperlinks to websites deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to an advertiser’s website. Paid listings are generally displayed based on keywords selected by the advertiser. The paid listings we display are supplied to us by Google Inc. (“Google”) pursuant to a services agreement with Google that expires on March 31, 2016.
Websites
Our Websites business primarily consists of the following destination websites: Ask.com, which provides general search services, as well as question and answer services that provide direct answers to natural-language questions; About.com, which provides detailed information and content written by independent, freelance subject matter experts across hundreds of vertical categories; Dictionary.com, which primarily provides online and mobile dictionary and reference services; Investopedia, a resource for investment and personal finance education and information; PriceRunner, a shopping comparison website; and Ask.fm, a question and answer social network.
Our Websites business also includes CityGrid, an advertising network that integrates local content and advertising for distribution to both affiliated and third party publishers across web and mobile platforms.
Applications
Our Applications business consists of our B2C and B2B operations, as well as SlimWare, a provider of community-powered software and services that clean, repair, update and optimize personal computers, and Apalon, a developer of a large and growing suite of mobile applications worldwide.
Our B2C operations develop, market and distribute a variety of downloadable applications that offer users the ability to access search services, as well as engage in a number of other activities online, such as play games, send e-cards, decorate e-mails and web pages and explore select vertical categories. The majority of our B2C applications are toolbars, which consist of a browser search box and related technology (which together enable users to run search queries and otherwise access search services directly from their web browsers). Many of our toolbars are coupled with other applications that we have developed that enable users to personalize their online activities and otherwise make these activities more expressive and fun. These applications include: MyFunCards, through which users can send online greeting cards; Popular Screensavers, through which users can personalize their desktops with photos, images and animations; and Retrogamer and Gaming Wonderland, through which users can access classic arcade, sports and action and other casual games directly from their web browsers. Other B2C applications target users with a special or passionate interest in select vertical categories (such as television programming, sports, shopping and gossip, among others) or provide users with particular reference information or access to specific utilities (such as maps, weather forecasts or file conversion technology). We distribute our B2C applications directly to consumers free of charge.
Our B2B operations work closely with partners in the software, media and other industries to design and develop customized browser‑based search applications to be bundled and distributed with these partners’ products and services.
We also market and distribute a number of mobile applications through which we provide search and other services, including: the Ask.com iOS and Android applications, which provide general search and natural‑language question and answer services, and the Dictionary.com iOS and Android applications, which provide dictionary and reference services.
Revenue
The Search & Applications segment’s revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries, as well as from display advertisements appearing on its websites and, to a lesser extent, the syndication of search results generated by Ask-branded destination search websites. The substantial majority of the paid listings we display are supplied to us by Google pursuant to our services agreement with Google.
Pursuant to this agreement, we transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to us for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through our Search & Applications properties or services and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with us. We recognize paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third party distributor as traffic acquisition costs. To a lesser extent, we also syndicate Google paid listings to third party websites with whom we enter into syndication agreements. See “Item 1A-Risk Factors-We depend upon arrangements with Google and any adverse change in this relationship could adversely affect our business, financial condition and results of operations.”
Competition
We compete with a wide variety of parties in connection with our efforts to:

•	attract and retain users to our various Search & Applications properties and services generally;

•	develop, market and distribute our Applications;

•	attract third parties to distribute our Applications and related technology; and

•	attract advertisers.
In the case of our search services generally, our competitors include Google, Yahoo!, Bing and other destination search websites and search‑centric portals (some of which provide a broad range of content and services and/or link to various desktop applications), third party toolbar, convenience search and applications providers, other search technology and convenience service providers (including Internet access providers, social media platforms, online advertising networks, traditional media companies and companies that provide online content). When we market our content and other services, our competitors include destination websites that primarily acquire traffic through paid and algorithmic search results.
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
In the case of our Websites business, we believe that our ability to compete successfully will depend primarily upon:

•	the relevance and authority of our search results, answers and other content;

•	the quality of the content and features on our various websites, and the attractiveness of the services provided by these websites generally, relative to those of our competitors;

•
our continued ability to differentiate Ask.com from its competitors through question and answer services that provide accurate, authoritative and direct answers to natural‑language questions (in the form of algorithmic search results and/or responses from other Ask.com users, as well as indexed question and answer pairings from various websites and online services), which depends primarily upon our ability to deliver authoritative and trustworthy content to users, as well as our ability to attract advertisers to this initiative; and

•	our ability to successfully market our products and services effectively.
In the case of our Applications business, we believe that our ability to compete successfully will depend primarily upon our continued ability to:

•
create toolbars and other applications that resonate with consumers (which requires that we continue to bundle attractive features, content and services, some of which may be owned by third parties, with quality search services);

•	maintain industry-leading monetization solutions for our Applications;

•	differentiate our toolbars and other applications from those of our competitors (primarily through providing customized toolbars and access to multiple search and other services through our toolbars);

•	secure cost-effective distribution arrangements with third parties; and

•	market and distribute our toolbars and other applications directly to consumers in a cost-effective manner.

The Match Group
Overview
The Match Group segment consists of our North America dating businesses (which include Match, Chemistry, People Media, OkCupid, Tinder and other dating businesses operating within the United States and Canada), our International dating businesses (which include Meetic, Tinder and all other dating businesses operating outside of the United States and Canada) and our non-dating businesses, The Princeton Review, Tutor.com and DailyBurn.
Through the brands and businesses within our dating businesses, we are a leading provider of subscription-based and ad-supported online personals services in North America, Europe, Latin America, Australia and Asia. We provide these services through websites and applications that we own and operate.
As December 31, 2014, we collectively provided online personals services to approximately 3.5 million subscribers. In addition, we own a 20% interest in Zhenai, Inc., a leading provider of online dating and matchmaking services in China.
Through the brands and businesses within our non-dating businesses, we provide a variety of educational services, including in-person and online test preparation and tutoring (The Princeton Review and Tutor.com), as well as streaming fitness and workout videos across a variety of platforms (DailyBurn).
Dating
Services. We provide online personals services through various branded websites that we own and operate, all of which provide single adults with a private and convenient environment for meeting other single adults. These websites provide online personals services to registered members (those who establish a username and password) and subscribers (those who establish a username and password and pay a subscription fee).
Within our portfolio of websites, we have both subscription‑based and ad-supported offerings. Our subscription‑based websites offer registered members the ability to post a profile and use any related searching and matching tools free of charge, while subscribers have access to enhanced tools and a broader feature set, including the ability to initiate, review and respond to communications with or from other users. Our subscription programs consist of programs with a single‑month term, with discounts for programs with various longer terms. Our ad‑supported websites generally provide online personals services with basic functionality without the commitment of a monthly subscription, in some cases making a variety of premium or add-on features available for a fee. We also offer access to our services via various mobile devices through our Match, OkCupid, Tinder and other branded mobile applications. We also provide live, local events for our Match members in certain markets in North America and Europe.
Marketing. We market our online personals services through a wide variety of offline and online marketing activities. Our offline marketing activities generally consist of traditional marketing and business development activities, including television, radio and print advertising and related public relations efforts, as well as events. Our online marketing activities generally consist of the purchase of banner and other display advertising, search engine marketing and e-mail campaigns.
Revenue. Dating revenue is derived primarily from subscription fees for our subscription‑based online personals and related services. Revenue is also derived from online advertising and the purchase of add-on or premium features.
Competition. The personals business is very competitive and highly fragmented and barriers to entry are minimal. We compete primarily with online and offline broad‑based personals, dating and matchmaking services (both paid and free), social media platforms and applications, the personals sections of newspapers and magazines, other conventional media companies that provide personals services and traditional venues where singles meet (both online and offline).
We believe that our ability to compete successfully in the case of our dating businesses will depend primarily upon the following factors:

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
•our ability to engage in cost-effective marketing efforts; and
•the recognition and strength of our various brands relative to those of our competitors.
Non-Dating
Services. The Princeton Review is a leading provider of college and graduate school admissions test preparation and college readiness services to individuals, schools and school districts. Through Tutor.com, we provide a wide variety of live, one-on-one, on-demand tutoring in over forty different subjects through our online interactive classroom to libraries, colleges and universities, the United States military, businesses and individuals. DailyBurn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, Xbox and other Internet-enabled television platforms.
Marketing. We market our test preparation and tutoring services primarily through search engine marketing, direct marketing campaigns and public relations efforts, as well as through attendance at industry conferences and our sales force. We market our streaming fitness and workout videos primarily through television advertising, advertising on ad-supported video-on-demand services and content platforms and search engine marketing.
Revenue. The Princeton Review and Tutor.com’s revenue consists primarily of fees received for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. DailyBurn’s revenue consists primarily of subscription fees.
Competition. The markets for test preparation, college readiness services and tutoring services are highly competitive and barriers to entry are minimal. We compete primarily with regional and national test preparation companies, as well as online providers of test preparation and college readiness services with limited overhead costs that reach a national audience, and individual tutors.
We believe that our ability to compete successfully in the case of The Princeton Review and Tutor.com will depend primarily upon the following factors:

•	the recognition and strength of The Princeton Review brand relative to those of its competitors and our ability to build and maintain awareness of (and loyalty to) the Tutor.com brand;

•	our ability to engage in cost-effective marketing efforts;

•	the quality of our offerings generally to consumers relative to those of our competitors; and

•	the quality, diversity and stability of our instructors and tutors and the quality of the services provided by these professionals.
The fitness and workout market is highly competitive and barriers to entry, particularly in the case of online platforms, are minimal. We compete primarily with other streaming fitness and workout platforms and, to a lesser extent, fitness and workout DVDs.
Media
Overview
Our Media segment consists primarily of Vimeo, Electus and The Daily Beast.
Vimeo operates a global video sharing platform for creators and their audiences. Vimeo offers video creators simple, professional-grade tools to share, distribute and monetize content online, and provides viewers with a clutter-free environment to watch content across a variety of Internet-enabled devices. As of December 31, 2014, Vimeo had approximately 35 million registered members and reached a global monthly audience of more than 160 million.
Electus is an integrated multimedia entertainment studio that unites producers, creators, advertisers and distributors to produce video content for distribution across a variety of platforms in the United States and various jurisdictions abroad. Electus also operates Electus Digital, which consists of the following websites and properties: CollegeHumor.com, Dorkly.com and WatchLOUD.com; YouTube channels WatchLOUD, Nuevon and Hungry; and Big Breakfast (a production company).
The Daily Beast is a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors in the United States.

Vimeo
Services. Through Vimeo, we offer video creators simple, professional grade tools to share, distribute and monetize content online, and provide viewers with a clutter-free environment to watch content across a variety of Internet-enabled devices, including mobile devices and connected television platforms. We offer these basic services free of charge.
We also offer premium services for a fee through two subscription-based products, which provide subscribers with varying levels of premium features, including: additional added storage space, priority video conversion, advanced video privacy controls, extensive video player customization options, premium support and the ability to sell videos. As of December 31, 2014, Vimeo had over 500,000 paid subscribers.
We also provide transactional video-on-demand services through Vimeo On Demand, which allows video creators to sell videos they create to viewers. As of December 31, 2014, Vimeo On Demand featured over 16,000 titles from a variety of genres that can be purchased and viewed by consumers on vimeo.com or on third party websites with an embedded Vimeo On Demand player. Titles are acquired from video creators by way of direct uploads to vimeo.com and through negotiated agreements with content owners, producers and distributors.
We also sell custom advertising through our Brand Creative Fund service, which connects advertisers with video creators to produce original, branded videos, which are then presented as brand-sponsored content on vimeo.com and/or the advertiser websites.
Marketing. We market Vimeo’s services primarily through online marketing efforts, including search engine marketing, e-mail campaigns, display advertising, affiliate marketing and television advertising and, in the case of our subscription-based offerings only, through upgrade channels on vimeo.com.
Revenue. Vimeo revenue is derived primarily from subscription fees and, to a lesser extent, from video and advertising sales.
Competition. Vimeo competes with a variety of online video providers, including platforms that provide videos to consumers on an advertising-supported, subscription or transactional fee basis. We believe that Vimeo differentiates itself from its competitors by offering a customizable, high definition video player, proprietary uploading and encoding infrastructure and a clutter-free viewing experience (advertisements are not placed in videos created by registered members and subscribers). We believe that our ability to compete successfully will depend primarily on:

•	the quality of our platform and the viewing experience we provide;

•	our ability to engage with users on mobile devices;

•	whether our subscription offerings resonate with video creators;

•	our ability to attract high-quality content, both for free and fee-based viewing;

•	the accessibility of our videos on search engines and social media platforms;

•	the recognition and strength of the Vimeo brand relative to those of our competitors; and

•	our ability to drive new subscribers and viewers to our platform through various forms of direct advertising.
Electus
Services. Through Electus, we provide production and producer services for both unscripted and scripted television, feature film and digital content, primarily for initial sale and distribution in the United States. Our content is distributed on a wide range of platforms, including broadcast television, premium and basic cable television, subscription-based and ad-supported video-on-demand services and through theatrical releases and other outlets. We sell and distribute Electus programming and other content, together with programming and other content developed by third parties, outside of the United States through Electus International. We also work with various brands to integrate their products into, as well as sponsor, Electus content through our Content Marketing team.
In addition, we operate Electus Digital, which consists of the following websites and properties: CollegeHumor.com, Dorkly.com and WatchLOUD.com; YouTube channels WatchLOUD, Nuevon and Hungry; and Big Breakfast (a production company). The various brands and businesses within Electus Digital specialize in creating content for digital, television and feature film platforms across a variety of genres, as well as provide branded and third party creative production services.
Revenue. Electus revenue is derived primarily from media production.
Marketing. We do not engage in any formal marketing efforts in the case of our production and executive producer services, instead relying on referrals and the quality of our services and projects. For content distribution, we rely on our sales force, referrals and the quality of our services and projects, and for international distribution only, attendance at industry trade shows. In addition, the platforms to which we license our content for distribution market our content through their own independent marketing efforts. Electus Digital attracts users and audience primarily through social media, search engine marketing and affiliate agreements.
Competition. We compete with entertainment studios, production companies, distribution companies, creative agencies and content websites. We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the quality and diversity of our content and the third parties to whom we license our content, as well as the quality of the services provided by licensees of our content;

•	our continued ability to create new content that resonates with licensees and viewers; and

•	our ability to sell integration and sponsorship opportunities for our content.
eCommerce
Our eCommerce segment consists primarily of HomeAdvisor and ShoeBuy.
HomeAdvisor
Overview. HomeAdvisor is a leading online marketplace for matching consumers with home services professionals in the United States, as well as in France and the Netherlands under various brands. HomeAdvisor connects consumers, by way of proprietary and patented technologies, with home services professionals, most of which are pre-screened and customer‑rated.
As of December 31, 2014, HomeAdvisor’s network of home services professionals consisted of more than 85,000 professionals in the United States providing services in more than 500 categories ranging from simple home repairs to larger home remodeling projects. HomeAdvisor also operates mHelpDesk, a provider of cloud based field service software for small to mid-size businesses.
Matching and Other Consumer Services. When a consumer submits a request through the HomeAdvisor marketplace, we generally match that consumer with up to four home services professionals from our network based on the type of services desired and the consumer’s location. Consumers can then review profiles of home services professionals with whom they have been matched and select the professional whom they believe best meets their specific needs. In addition to (or in lieu of) submitting a request through our marketplace, consumers can also search, select and contact home service professionals directly through our online directory. In all cases, the consumer is under no obligation to work with home service professionals referred by or found through HomeAdvisor.
In addition to matching services, consumers can access our free, online CostGuide, which provides project cost information for more than 250 project types on a local basis, as well as an online library of service‑related resources, which primarily includes articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with home services professionals.
Consumers can also access all HomeAdvisor services and tools on iOS and Android devices though the HomeAdvisor mobile application.
Subscription Services for Home Services Professionals. We offer multiple subscription products for home services professionals, each for a flat monthly, quarterly or annual fee. The basic membership package includes membership in our network of home services professionals, as well as a listing in our online directory. Additional membership packages include all of the basic membership package services, plus matches through the marketplace and, in the case of one package, custom website and mobile development and hosting services.
Home services professionals who are new to HomeAdvisor must generally sign up for one of the subscription products described above. As of December 31, 2014, approximately 45,000 of the more than 85,000 home services professionals within our network had purchased a membership package.
Revenue. HomeAdvisor’s revenue is primarily derived from fees paid by home services professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), subscription fees and fees for website hosting services. Fees for matches vary based upon the service requested and where the service is provided.
Marketing. We market our services to consumers primarily through television marketing, as well as search engine marketing and through affiliate agreements with third parties. Pursuant to these agreements, third parties agree to advertise and promote our services and those of our home services professionals on their websites and we agree to pay them a fixed fee when visitors from their websites submit a valid service request through our website (on a cost-per-acquisition basis) or click through to our website (on a cost-per-click basis). We also market our services to consumers through the purchase of paid listings displayed in yellow page directories, portals and contextual home improvement related sites and, to a lesser extent, through radio advertising. We market our subscription packages to home services professionals through our sales force, as well as through search engine marketing, relationships with trade associations and affiliate marketing relationships.

Competition. We compete with home services-related lead generation services, as well as Internet search engines and directories and with other forms of local advertising, including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe that our ability to compete successfully will depend primarily upon the following factors:

•
the size, quality (as determined, in part, by reference to our pre-screening efforts and customer ratings and reviews), diversity and stability of our network of home services professionals and the quality of the services they provide;

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

•	our ability to build and maintain awareness of (and loyalty to) the HomeAdvisor brand.
ShoeBuy
ShoeBuy is a leading Internet retailer of footwear and related apparel and accessories. ShoeBuy generally passes purchases made by customers through its various websites on to the relevant vendors for fulfillment and shipping. ShoeBuy’s revenue consists of merchandise sales, reduced by incentive discounts and sales returns. We market ShoeBuy to consumers primarily through search engine marketing, affiliate agreements and comparison shopping engines. ShoeBuy competes primarily with other leading internet footwear and other retailers and traditional footwear and other retailers with an offline and online presence.
Employees
As of December 31, 2014, IAC and its subsidiaries employed approximately 5,000 full-time employees. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.
Additional Information
Company Website and Public Filings.    The Company maintains a website at www.iac.com. Neither the information on the Company’s website, nor the information on the website of any IAC business, is incorporated by reference into this annual report, or into any other filings with, or into any other information furnished or submitted to, the SEC.
The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including related amendments) as soon as reasonably practicable after they have been electronically filed with (or furnished to) the SEC.
Code of Ethics.    The Company’s code of ethics applies to all employees (including all of IAC’s executive officers and senior financial officers (including IAC’s Chief Financial Officer and Controller)) and directors and is posted on the Company's website at http://ir.iac.com/corporate-governance-document.cfm?DocumentID=11373. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for IAC’s executive officers, senior financial officers or directors, will also be disclosed on IAC’s website.

Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward‑looking statements. These forward‑looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward‑looking statements are based on IAC management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
As of January 30, 2015, Mr. Diller owned 5,789,499 shares of IAC Class B common stock representing 100% of IAC’s outstanding Class B common stock and approximately 42.5% of the total outstanding voting power of IAC. As of this date, Mr. Diller also owned 930,734 vested options to purchase IAC common stock and 75,000 unvested options to purchase IAC common stock.
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
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across IAC and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

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
The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google’s system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to advertisers) of clicks on paid listings from searches performed on our Search & Applications properties and these judgments factor into the amount of revenue we receive. Google also makes judgments about the relative attractiveness (to users) of paid listings from searches and these judgments factor into the amount of advertisements we can purchase. Changes to Google’s paid listings network efficiency, its judgment about the relative attractiveness to advertisers of clicks on paid listings from our Search & Applications properties, its judgment about the relative attractiveness to users of paid listings from searches or the parameters applicable to the display of paid listings could have an adverse effect on our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.
Our services agreement with Google requires that we comply with certain guidelines promulgated by Google for the use of its brands and services, including the manner in which Google’s paid listings are displayed within search results, and that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Subject to certain limitations, Google may unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we syndicate paid listings or through which we secure distribution arrangements for our applications could, if not cured, result in Google’s suspension of some or all of its services to our websites or the websites of our third party partners, the imposition of additional restrictions on our ability to syndicate paid listings or the termination of the services agreement by Google.
The termination of the services agreement by Google, the curtailment of IAC’s rights under the agreement (whether pursuant to the terms thereof or otherwise) or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. In addition, our inability to obtain a renewal of our agreement with Google with substantially comparable economic and other terms upon the expiration of our current agreement could have an adverse effect on our business, financial condition and results of operations. In addition, Google's ability to limit our ability to market our products and services through its advertising services, whether due to policy or competitive reasons or otherwise, could have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate paid listings provider (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.
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
We continue to compete with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies continue to enter the online advertising market. We believe that the continued growth and acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the Internet (particularly abroad), the extent to which web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, or any decrease in the effectiveness and value of online advertising (whether due to the passage of laws requiring additional disclosure, an industry-wide move to self-regulatory principles that require additional disclosure and/or opt-in policies for advertising that incorporate user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.
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
For example, we have entered into (and expect to continue to enter into) agreements to distribute Search & Applications search boxes, toolbars and other applications to users through third parties. Most of these agreements are either non‑exclusive and short‑term in nature or, in the case of long‑term or exclusive agreements, are terminable by either party in certain specified circumstances. In addition, a few of these agreements collectively represent a significant percentage of the revenue generated by our B2B operations. Our inability to enter into new (or renew existing) agreements to distribute our search boxes, toolbars and other applications through third parties for any reason would result in decreases in website traffic, queries and advertising revenue, which could have an adverse effect on our business, financial condition and results of operations.
In addition, in the case of the businesses within The Match Group segment, we have entered into a number of arrangements with third parties to drive traffic to our online personals websites. Pursuant to these arrangements, third parties generally promote our services on their websites or through e-mail campaigns and we either pay a fixed fee when visitors to these websites click through to (or register with) our online personals websites or pay a percentage of revenue we receive from such visitors who pay us subscription fees. These arrangements are generally not exclusive, are short‑term in nature and are generally terminable by either party given notice. If existing arrangements with third parties are terminated (or are not renewed upon their expiration) and we fail to replace this traffic and related revenues, or if we are unable to enter into new arrangements with existing and/or new third parties in response to industry trends, our business, financial condition and results of operations could be adversely affected.
In the case of our HomeAdvisor business, our ability to drive traffic depends, in part, on the nature and number of home services professionals who are members of our network. While these home services professionals are required to agree that they will operate in accordance with our terms and conditions, we do not enter into long‑term agreements with them generally and subscription memberships may be canceled at any time. In addition, a significant number of our home services professionals are sole proprietorships and small businesses, which are particularly sensitive to adverse economic conditions, such as constrained liquidity and decreases in consumer spending. As a result, our network of home services professionals experiences turnover. This turnover, if significant or recurring over a prolonged period, could result in a decrease in traffic to HomeAdvisor.com and increased costs, all of which could adversely affect our business, financial condition and results of operations.

Even if we succeed in driving traffic to our properties, we may not be able to convert this traffic or otherwise retain users and customers unless we continue to provide quality products and services. For example, in the case of About.com, we rely on independent, freelance subject matter experts to generate quality content for our users. If we fail to recruit and retain such experts generally and/or the experts ultimately retained cannot provide us with quality content in a cost-effective manner, the experience of our users would be adversely affected, which could adversely affect our business, financial condition and results of operations. In addition, we may not be able to adapt quickly and/or in a cost-effective manner to frequent changes in user and customer preferences, which can be difficult to predict, or appropriately time the introduction of enhancements and/or new products or services to the market. Our inability to provide quality products and services would adversely affect user and customer experiences, which would result in decreases in users, customers and revenues and could adversely affect our business, financial condition and results of operations.
As discussed below, our traffic building and conversion initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new products, services and enhancements, infrastructure and other related efforts.
Marketing efforts designed to drive traffic to our various websites may not be successful or cost-effective.
Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords, which we purchase primarily through Google), online display advertising and traditional offline advertising in connection with these initiatives, which may not be successful or cost-effective. In the case of our search engine marketing efforts, our failure to respond successfully to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may be unilaterally updated by Google without advance notice), could adversely affect the placement of paid listings that appear in response to keywords we purchase and the related user experience, as well as adversely affect the pricing of online advertising we purchase generally, which would increase our costs and adversely impact the effectiveness of our advertising efforts overall. In the case of paid advertising generally, the policies of sellers and publishers of advertising (including Google) may limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations.
One of the most cost-effective efforts we employ to attract and acquire new (and retain existing) users and customers is commonly referred to as search engine optimization, or SEO. SEO involves developing websites to rank well within search engine results. Search engines frequently update and change the logic that determines the placement and display of search results. The failure to successfully manage SEO efforts across our businesses, including the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms, search query trends and related actions by providers of search services designed to ensure the display of unique offerings in search results (which actions by search service providers may result in algorithmic listings being displayed less prominently within search engine results), could result in a substantial decrease in traffic to our various websites, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations.
In addition, search engines continue to expand their offerings into other, non-search related categories, and in certain instances display their own integrated or related product and service offerings in a more prominent manner than those of third parties within their search results. Continued expansion and competition from search engines could result in a substantial decrease in traffic to our various websites, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations.
Lastly, as discussed above, we also enter into various arrangements with third parties in an effort to increase traffic, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term.
Any failure to attract and acquire new (and retain existing) traffic, users and customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of highly-recognizable brands with strong brand appeal within their respective industries, as well as a number of fledgling brands that we are in the process of building. We believe that our success depends, in part, upon our continuing ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our fledgling brands. Our brands and brand-building efforts could be negatively impacted by a number of factors, including product and service quality concerns, consumer complaints, actions brought by consumers, governmental or regulatory authorities and related media coverage and data protection and security breaches. Moreover, the failure to market our products and services successfully (or in a cost-effective manner), the inability to develop and introduce products and services that resonate with consumers and/or the inability to adapt quickly enough (and/or in a cost effective manner) to evolving changes in the Internet and related technologies, applications and devices, could adversely impact our various brands and brand-building efforts, and in turn, our business, financial condition and results of operations.
The Internet and related technologies and applications continue to evolve and we may not be able to adapt to these changes.
The development of new products and services in response to the evolving trends and technologies of the Internet, as well as the identification of new business opportunities in this dynamic environment, require significant time and resources. We may not be able to adapt quickly enough (and/or in a cost-effective manner) to these changes, appropriately time the introduction of new products and services to the market or identify new business opportunities in a timely manner. Also, these changes could require us to modify related infrastructures and our failure to do so could render our existing websites, applications, services and proprietary technologies obsolete. Our failure to respond to any of these changes appropriately (and/or in a cost effective manner) could adversely affect our business, financial condition and results of operations.
In the case of certain of our applications, third parties have introduced (and continue to introduce) new or updated technologies and policies that may interfere with the ability of users to access or utilize our applications generally or otherwise make users less likely to use our services (such as through the introduction of features and/or processes that disproportionately and adversely impact the ability of consumers to access and use our services relative to those of our competitors). For example, third parties continue to introduce technologies (including new and enhanced web browsers and operating systems) that may limit or prevent certain types of applications from being installed and/or have features and policies that significantly lessen the likelihood that users will install our applications or that previously installed applications will remain in active use. In addition, there are technologies that interfere with the functionality of (or settings changes made by) our applications. For example, there are technologies that interfere with search boxes embedded within our toolbars and the maintenance of home page and web browser search settings previously selected by our users. These technologies, applications and policies adversely impact our ability to generate search queries through our applications, which in turn adversely impacts our revenues. Technologies have also been introduced that can block the display of advertisements on web pages and that provide users with the ability to opt out of advertising products. Our failure to successfully modify our toolbars and other applications in a cost-effective manner in response to the introduction and adoption of these new technologies could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our ability to develop and monetize mobile versions of our products and services.
Our success depends, in part, on our ability to develop and monetize mobile versions of our products and services. While many of our users continue to access our products and services through personal computers, users of (and usage volumes on) mobile devices, including smartphones and tablets, continue to increase relative to those of personal computers. While we have developed mobile versions of certain of our products and services (and have developed certain products and services exclusively for mobile devices) and intend to continue to do so in the future, we may not be able to monetize these applications as effectively as we monetize our non-mobile products and services. In addition, the success of our mobile applications is dependent on their interoperability with various mobile operating systems, technologies, networks and standards that we do not control and any changes in any of these things that compromise the quality or functionality of our products and services could adversely impact usage of our products and services on mobile devices and, in turn, our ability to attract advertisers. Lastly, as the adoption of mobile devices becomes more widespread, we will need to take steps to ensure that our products and services are attractive to users of mobile devices. This shift could adversely affect our business, financial condition and results of operations if we are unable to replace the related revenues.
The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
We receive, transmit and store a large volume of personal information and other user data (including personal credit card data, as well as private content (such as videos and correspondence)) in connection with the processing of search queries, the provision of online products and services, transactions with users and customers and advertising on our websites. The sharing, use, disclosure and protection of this information are determined by the respective privacy and data security policies of our various businesses. These policies are, in turn, subject to federal, state and foreign laws and regulations, as well as evolving industry standards and practices, regarding privacy generally and the storing, sharing, use, disclosure and protection of personal information and user data. Examples include the European Union Data Protection Directive (as adopted and implemented by the various European Union member states, the "EU Directive"), various U.S. state regulations concerning minimum data security standards, industry self-regulating principles that have become standard practice and more stringent contractual protections (and related compliance obligations) regarding privacy and data security.
In addition, if an online service provider fails to comply with its privacy policy, it could become subject to an investigation and/or proceeding for unfair or deceptive practices brought by the U.S. Federal Trade Commission under the Federal Trade Commission Act (and/or brought by a state attorney general pursuant to a similar state law), as well as a private lawsuit under various U.S. federal and state laws. Similarly, in the European Union, the online service provider could become subject to an investigation and/or proceeding for the violation of the data protection laws and regulations brought by a member state or its supervisory authority (an independent body charged with monitoring compliance with data protection laws), as well as private causes of action under the EU Directive. In general, personal information is increasingly subject to legislation and regulation in numerous jurisdictions around the world (particularly in the European Union), the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.
U.S. and foreign legislators and regulators may enact new laws and regulations regarding privacy and data security. For example, in May 2014, the White House released a review of "big data" practices, which called for an update to U.S. privacy laws based on the proposed Consumer Privacy Bill of Rights released by the White House in February 2012 and the enactment of a federal data breach notification law. In addition, in February 2013 the U.S. Federal Trade Commission issued a report seeking changes in Internet and mobile privacy protection and disclosures. Similarly, new privacy laws and regulations at the state level, as well as new laws and directives abroad (particularly in the European Union), are being proposed and implemented. For example, legislation in the state of California that became effective on January 1, 2014 requires companies that collect personal information to disclose how they respond to web browser “Do Not Track” signals and the European Union is in the process of adopting new guidelines for data protection and privacy to address recent globalization and technological developments, which will supersede the EU Directive. In addition, existing privacy laws that were intended for brick-and-mortar businesses could be interpreted in a manner that would extend their reach to our businesses. New laws and regulations (or new interpretations of existing laws) in this area may make it more costly to operate our businesses and/or limit our ability to engage in certain types of activities, such as targeted advertising, which could adversely affect our business, financial condition and results of operations.
As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by our businesses. Also, we cannot guarantee that our security measures will prevent security breaches. In the case of security breaches involving personal credit card data, credit card companies could curtail our ability to transact payments and impose fines for failure to comply with Payment Card Industry (PCI) Data Security Standards. Moreover, any such breach could decrease consumer confidence in the case of the business that experienced the breach or our businesses generally, which would decrease traffic to (and in turn, usage and transactions on) the relevant website and/or our various websites and which in turn, could adversely affect our business, financial condition and results of operations. The failure of any of our businesses, or their various third party vendors and service providers, to comply with applicable privacy policies, federal, state or foreign privacy laws and regulations or PCI standards, as well as the unauthorized release of personal information or other user data for any reason, could adversely affect our business, financial condition and results of operations.
We may not be able to protect our systems, infrastructures and technologies from cyber attacks. In addition, we may be adversely impacted by cyber attacks experienced by third parties. Any disruption of our systems, infrastructures and technologies, or compromise of our user data or other information, due to cyber attacks could have an adverse effect on our business, financial condition and results of operations.
The incidence of malicious technology-related events, such as cyber attacks, computer hacking, computer viruses, worms or other destructive or disruptive software, distributed denial of service attacks or other malicious activities (or any combination of these events) is on the rise worldwide. From time to time, we may become the victim of these types of attacks.
While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our various businesses, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite our efforts, we cannot assure you that these events will not occur in the future and if they do occur, will not have an adverse effect on our business, financial condition and results of operations.
Furthermore, we may become the victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations).

Any cyber attack or security breach we experience could prevent us from providing our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as result in a degradation of our products and services and/or cause damage to our systems, infrastructures, technologies and data. Even if we do not experience such events, the impact of any such events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations) could have a similar effect. Moreover, even cyber attacks and security breaches that do not impact us directly may result in a loss of consumer confidence generally, which could make consumers and users less likely to use our products and services.
In addition, we may not have adequate insurance coverage to compensate for losses resulting from any of these events.
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
Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks. For example, we may experience difficulties in managing international operations due to distance, language and cultural differences and political and/or economic instability, including issues associated with establishing and maintaining effective management systems and infrastructures (including disclosure controls and procedures and internal control over financial reporting), the staffing of foreign operations, exchange rate fluctuations and online privacy and protection of personal information. Our success in international markets will also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms and successfully integrate their businesses and operations with our own.
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
Also, we send electronic messages to users through our various businesses, as well as develop, market and/or distribute a variety of downloadable applications through our B2C and B2B operations, which could subject us to liability for failing to comply with laws governing the sending of electronic messages to our users and the installation of downloadable applications. For example, Canada’s Anti-Spam Legislation (“CASL”), which became effective on July 1, 2014, prohibits all commercial electronic messages (including e-mail, text, social media, sound and image messages) that are sent without proper consumer consent. And, effective January 15, 2015, the CASL restricts the unsolicited installation of computer programs and applications.  While several Canadian regulators are jointly empowered to enforce and issue administrative and monetary penalties for CASL violations, effective July 1, 2017 individuals may also file private and class action lawsuits to collect statutory damages for CASL violations.
In addition, changing Internet business practices may attract increased legal and regulatory attention. One example of such changing practices is the increasing use of “native” advertising, a form of advertising in which sponsored content is presented in a manner that some may view as similar to traditional editorial content. The U.S. Federal Trade Commission has indicated that it will continue to monitor the use of online native advertising to ensure that it is presented in a manner that is not confusing or deceptive to consumers.
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
We regard our intellectual property rights, including trademarks, domain names, trade secrets, patents, copyrights and other similar intellectual property, as critical to our success. For example, the businesses within certain of our reporting segments (Search & Applications, The Match Group and eCommerce) rely heavily upon their trademarks (primarily Ask.com,

About.com, Dictionary.com, Investopedia, PriceRunner, Ask.fm, our various toolbar brands, SlimWare, Match.com, OkCupid.com, OurTime.com, Meetic.com, HomeAdvisor.com and ShoeBuy.com and related domain names and logos), through which they market their products and services and seek to build and maintain brand loyalty and recognition. So long as these businesses continue to police unauthorized use of these trademarks and take action against infringement, use these trademarks to identify their products and services and timely renew trademark and related domain name registrations as required, they should continue to enjoy trademark protection indefinitely under current laws, rules and regulations.
The businesses within our Search & Applications segment also rely upon trade secrets, including algorithms for the generation, organization and presentation of search results. To a lesser extent, these businesses also rely upon patented and patent‑pending proprietary technologies and processes, primarily those relating to search‑related products and services, with expiration dates for patented technologies ranging from 2017 to 2033, and copyrighted material, primarily software and content, such as emoticons, characters and other content that is incorporated into (and used in connection with the marketing of) toolbars and applications generally.
The Match Group segment also relies upon trade secrets and patented (with expiration dates ranging from 2025 to 2034) and patent‑pending proprietary technologies relating to matching process systems and related features, products and services. HomeAdvisor relies heavily upon trade secrets, primarily the matching algorithm through which members of its network of home services professionals are matched with consumers, as well as related patented proprietary technologies that expire in 2020.
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
To succeed, our systems and infrastructures must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or that prevent us from providing products and services. Moreover, as traffic to our websites, applications and online properties increases and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructures and technologies generally to facilitate this growth. If we fail to do so, users, customers and third parties with whom we do business may not be able to access our products and services on an intermittent or prolonged basis, which could adversely affect the quality of their experiences. In addition, we could experience inefficiencies and/or operational failures in connection with these efforts, which could have the same effect. Moreover, even if we do not experience inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations) may not make the changes to their systems, infrastructures and technologies needed to access our products and services on a timely basis, if at all. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
We also rely on third party computer systems, data centers, broadband and other communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with our users and customers. Any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products and services and/or process certain transactions with users and customers. Furthermore, fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions may damage or interrupt computer, data, broadband or other communications systems at any time. Any event of this nature could cause system interruptions, delays and loss of critical data, and could prevent us from providing services to users and customers. While we have backup systems in place for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
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
All of IAC's leases are at prevailing market rates. IAC believes that the duration of each lease is adequate. IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases for any of its principal properties. IAC's approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within the following segments: Search & Applications, The Match Group and Media. For a discussion regarding the financing of (and related mortgage interest in) IAC's corporate headquarters, see “Item 8-Consolidated Financial Statements and Supplementary Data-Note 8."

Item 3.    Legal Proceedings
In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.
Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incidental to the registrant's business) to which the registrant or any of its subsidiaries is a party or to which any of their property is subject and advise that proceedings ordinarily need not be described if they primarily involve claims for damages for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters which the Company and its subsidiaries are defending involves (or is likely to involve) amounts of that magnitude, nor do such matters involve issues or claims that may be of particular interest to the Company's shareholders.

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

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$68.40	$56.50
Third Quarter	73.93	63.00
Second Quarter	73.27	61.00
First Quarter	80.64	64.45
Year Ended December 31, 2013
Fourth Quarter	$70.44	$50.14
Third Quarter	54.71	46.48
Second Quarter	52.27	43.30
First Quarter	48.73	38.20
As of February 23, 2015, there were approximately 1,600 holders of record of the Company's common stock and the closing price of IAC common stock on NASDAQ was $67.22. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 23, 2015, there was one holder of record of the Company's Class B common stock.
In 2013, IAC's Board of Directors declared four quarterly cash dividends, all of which were $0.24 per share of common and Class B common stock outstanding. In 2014, IAC's Board of Directors declared four quarterly cash dividends, two of which were $0.24 per share of common and Class B common stock outstanding and two of which were $0.34 per share of common and Class B common stock outstanding.
On February 3, 2015, IAC's Board of Directors declared a quarterly cash dividend of $0.34 per share of common and Class B common stock outstanding, which is payable on March 1, 2015 to stockholders of record as of the close of business on February 15, 2015. While we currently expect that comparable cash dividends will continue to be paid in the near future, any future cash or other dividend declarations are subject to the determination of IAC's Board of Directors.
During the quarter ended December 31, 2014, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.
Issuer Repurchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2014. As of that date, approximately 8.6 million shares of common stock remained available for repurchase under the Company's previously announced April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data
The following selected financial data for the five years ended December 31, 2014 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Statement of Operations Data:(1)
Revenue	$3,109,547	$3,022,987	$2,800,933	$2,059,444	$1,636,815
Earnings (loss) from continuing operations	234,557	281,799	169,847	175,569	(9,393)
Earnings (loss) per share from continuing operations attributable to IAC shareholders:
Basic	$2.88	$3.40	$1.95	$2.05	$(0.04)
Diluted	$2.71	$3.27	$1.81	$1.89	$(0.04)

Dividends declared per share	$1.16	$0.96	$0.72	$0.12	$—

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Total assets	$4,274,878	$4,234,684	$3,805,828	$3,409,865	$3,329,079
Long-term debt, including current maturities	1,080,000	1,080,000	595,844	95,844	95,844
_________________________________________________________________________

(1)	We recognized items that affected the comparability of results for the years 2014, 2013 and 2012, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT OVERVIEW
IAC is a leading media and Internet company. The Company is organized into four segments: The Match Group, which consists of dating, education and fitness businesses with brands such as Match, OkCupid, Tinder, The Princeton Review and DailyBurn; Search & Applications, which includes brands such as About.com, Ask.com, Dictionary.com and Investopedia; Media, which includes businesses such as Vimeo, Electus, The Daily Beast and CollegeHumor; and eCommerce, which includes HomeAdvisor and ShoeBuy. IAC's brands and products are among the most recognized in the world, reaching users in over 200 countries.
Sources of Revenue
Substantially all of the revenue from our Search & Applications segment is derived from online advertising. This revenue is primarily attributable to our services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modification to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2014, 2013 and 2012, revenue earned from Google was $1.4 billion, $1.5 billion and $1.4 billion, respectively.
The revenue earned from The Match Group segment is derived from dating and non-dating services. Dating revenue is principally earned from subscription fees for our subscription-based online personals and related services; with additional revenue generated from online advertising. Non-dating revenue is primarily earned from fees received for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. The revenue earned by our Media segment is derived from media production, subscriptions and advertising. HomeAdvisor's revenue is derived primarily from fees paid by members of its network of home services professionals for consumer leads and subscription sales to service professionals. ShoeBuy's revenue is derived principally from merchandise sales.
Strategic Partnerships, Advertiser Relationships and Online Advertising
A significant component of the Company's revenue is attributable to the services agreement with Google described above. We market and offer our products and services directly to consumers through branded websites and subscriptions, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses.
We pay traffic acquisition costs, which consist of payments to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. We also pay to market and distribute our services on third-party distribution channels, such as search engines and internet portals. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, which compete with those we offer.
The cost of acquiring new consumers through online and offline third-party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the markets in which IAC's businesses operate increases.
Factors Affecting Results
In 2014, we delivered 3% revenue growth; however, Adjusted EBITDA and operating income declined 9% and 11%, respectively. Revenue growth was primarily driven by The Match Group segment, while the declines in Adjusted EBITDA and operating income were primarily driven by the Search & Applications and Media segments. Revenue from The Match Group segment benefited from increased subscribers and the contributions from The Princeton Review, which was acquired August 1, 2014, and FriendScout24, which was acquired August 31, 2014. The results of our Search & Applications segment were negatively impacted by decreased revenue from our Applications business, which was principally due to lower queries from our B2B operations. The Search & Applications Adjusted EBITDA was negatively impacted by the loss from SlimWare, which was acquired April 1, 2014, due to the write-off of $11.0 million of deferred revenue in connection with its acquisition, partially offset by the positive contribution of ValueClick’s "Owned & Operated" ("O&O") website businesses, which was acquired January 10, 2014. Within the Media segment, additional investment in Vimeo increased its revenue and losses; this revenue increase was more than offset by the lower revenue and increased losses at The Daily Beast following its sale of Newsweek in August 2013, which generated a $6.3 million gain.
Other events affecting year-over-year comparability include:

(i)	a $3.9 million benefit in 2014 related to the expiration of the statute of limitations for a non-income tax matter (reflected in The Match Group segment);

(ii)	the sale of the Rezbook assets in July 2013, which resulted in a gain of $8.4 million (reflected in the eCommerce segment);

(iii)	the move of CityGrid from the eCommerce segment to the Search & Applications segment, effective July 1, 2013, following its reorganization; and

(iv)	$4.2 million in employee termination costs associated with the CityGrid restructuring in 2013 (reflected in the eCommerce segment).

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012
Revenue

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$1,596,251	$(8,699)	(1)%	$1,604,950	$139,155	9%	$1,465,795
The Match Group	897,245	91,855	11%	805,390	91,168	13%	714,222
Media	181,780	(9,654)	(5)%	191,434	27,383	17%	164,051
eCommerce	435,361	13,295	3%	422,066	(35,116)	(8)%	457,182
Inter-segment elimination	(1,090)	(237)	(28)%	(853)	(536)	(170)%	(317)
Total	$3,109,547	$86,560	3%	$3,022,987	$222,054	8%	$2,800,933
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Search & Applications revenue decreased 1% to $1.6 billion reflecting a decline from Applications (which includes our direct-to-consumer downloadable applications operations (B2C), our partnership operations (B2B), SlimWare and Apalon), partially offset by an increase from Websites (which is principally composed of Ask.com, About.com, CityGrid, Dictionary.com, Investopedia, PriceRunner.com and Ask.fm). Applications revenue decreased 7% to $760.5 million, despite strong query growth from our B2C operations and the contribution of SlimWare, which was acquired on April 1, 2014, primarily due to lower queries from our B2B operations. Websites revenue grew 6% to $835.8 million driven by the acquisition of the ValueClick O&O website businesses on January 10, 2014, growth from About.com and the contribution of CityGrid, which had been moved from the eCommerce segment to the Search & Applications segment, effective July 1, 2013, following its reorganization, partially offset by a decline in revenue from Ask.com.
The Match Group revenue increased 11% to $897.2 million driven by a 6% increase in Dating revenue. Dating North America revenue (which includes Match, Chemistry, People Media, OkCupid, Tinder and other dating businesses operating within the United States and Canada) and Dating International revenue (which includes Meetic, Tinder and all other dating businesses operating outside of the United States and Canada) both increased 6% to $557.2 million and $279.3 million, respectively. These businesses are collectively referred to as "Dating." The growth in Dating revenue was driven by increased paid subscribers. North America and International paid subscribers increased 5% and 4%, respectively. Non-dating revenue (consisting of The Princeton Review, Tutor.com and DailyBurn) increased 254% principally due to the contribution of The Princeton Review, which was acquired on August 1, 2014.
Media revenue decreased 5% to $181.8 million primarily due to the impact of the closure of the Newsweek print business and sale of the Newsweek digital business in August 2013 and declines at Electus, partially offset by strong growth at Vimeo and the contribution in the current year of $11.3 million from IAC Films.
eCommerce revenue increased 3% to $435.4 million due to growth at HomeAdvisor and ShoeBuy, partially offset by the move of CityGrid described above. The increase in revenue from HomeAdvisor is driven by an increase in domestic service requests and accepts of 13% and 9%, respectively.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Search & Applications revenue increased 9% to $1.6 billion, reflecting strong growth from Websites and Applications. Websites revenue grew 11% to $786.9 million, reflecting the contribution from The About Group, acquired

September 24, 2012, and CityGrid, following its move from the eCommerce segment to the Search & Applications segment. The About Group revenue increased $108.4 million to $138.6 million in 2013, as it was not in the full prior year period. Applications revenue grew 8% to $818.0 million, driven by increased contributions from existing and new B2C products.
The Match Group revenue increased 13% to $805.4 million driven by a 10% increase in Dating revenue. Dating North America and Dating International revenue increased 10% to $523.7 million and 12% to $264.5 million, respectively. The growth in Dating revenue was driven by increased paid subscribers. North America and International paid subscribers increased 18% and 23%, respectively. International revenue also benefited from the contribution of Twoo, which was acquired January 4, 2013. International revenue in 2012 was negatively impacted by the write-off of $5.2 million of deferred revenue in connection with the acquisition of Meetic. Non-dating revenue increased to $17.2 million due primarily to the contribution from Tutor.com, an online tutoring solution acquired December 14, 2012.
Media revenue increased 17% to $191.4 million primarily due to strong growth from Electus and Vimeo.
eCommerce revenue decreased 8% to $422.1 million due to the move of CityGrid described above, partially offset by increased sales at HomeAdvisor and ShoeBuy.

Cost of revenue

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Cost of revenue	$883,176	$(120,545)	(12)%	$1,003,721	$12,033	1%	$991,688
As a percentage of revenue	28%			33%			35%
Cost of revenue consists primarily of traffic acquisition costs and includes payments made to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes ShoeBuy's cost of products sold and shipping and handling costs, production costs related to media produced by Electus and other businesses within our Media segment, content acquisition costs, expenses associated with the operation of the Company's data centers, including compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center functions, rent, energy and hosting fees.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Cost of revenue in 2014 decreased from 2013 primarily due to decreases of $135.3 million from Search & Applications and $12.3 million from eCommerce, partially offset by an increase of $32.9 million from The Match Group. The Search & Applications decrease was primarily due to a reduction of $154.5 million in traffic acquisition costs driven primarily by lower revenue from our B2B operations, partially offset by the acquisition of the ValueClick O&O website businesses and the move of CityGrid from the eCommerce segment to the Search & Applications segment. The eCommerce decrease was primarily due to the move of CityGrid, partially offset by an increase in the cost of products sold at ShoeBuy resulting from increased sales. The Match Group increase was primarily due to the acquisition of The Princeton Review and increases in revenue share payments made in connection with in-app purchases sold through Dating's mobile products and hosting fees. As a percentage of revenue, cost of revenue in 2014 decreased from 2013 primarily due to an increase in the proportion of Websites revenue that resulted from increased online marketing due to the acquisition of the ValueClick O&O website businesses and strong growth from About.com.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Cost of revenue in 2013 increased from 2012 primarily due to increases of $12.7 million from The Match Group and $10.1 million from Search & Applications, partially offset by a decrease of $8.4 million from eCommerce. The Match Group increase is primarily due to various acquisitions at Dating and an increase in content acquisition costs from Tutor.com, which was acquired December 14, 2012. The Search & Applications increase was primarily due to an increase in content acquisition costs resulting from the acquisition of The About Group and the move of CityGrid from the eCommerce segment to the Search & Applications segment, partially offset by a decrease of $7.7 million in traffic acquisition costs driven primarily by decreased revenue from Ask.com. The eCommerce decrease was primarily due to the move of CityGrid, partially offset by increases in revenue share payments at HomeAdvisor and cost of products sold at ShoeBuy resulting from increased sales. As a percentage of revenue, cost of revenue in 2013 decreased from 2012 primarily due to the transition of Newsweek from a print business to a digital only publication in December 2012 (which was subsequently sold in August 2013) and a decrease in traffic acquisition costs due to an increase in the proportion of Websites revenue that resulted from increased online marketing.

Selling and marketing expense

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Selling and marketing expense	$1,124,437	$168,027	18%	$956,410	$61,972	7%	$894,438
As a percentage of revenue	36%			32%			32%
Selling and marketing expense consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales, sales support and customer service functions. Advertising expenditures include online marketing, including fees paid to search engines and third parties that distribute our B2C downloadable applications, and offline marketing, which is primarily television advertising.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Selling and marketing expense in 2014 increased from 2013 due to increases of $116.4 million from Search & Applications, $24.0 million from The Match Group, $19.2 million from eCommerce and $8.9 million from Media. The Search & Applications increase was primarily due to a $111.5 million increase in online marketing, which was primarily related to our B2C downloadable applications, About.com and the acquisitions of the ValueClick O&O website businesses and SlimWare in 2014. Search & Applications was also impacted by an increase in compensation due, in part, to recent acquisitions. The Match Group increase was primarily due to an increase of $20.2 million in offline and online marketing and the acquisition of The Princeton Review. The eCommerce increase was primarily due to increases of $14.0 million in offline and online marketing principally related to HomeAdvisor and $6.9 million in compensation due, in part, to an increase in headcount at HomeAdvisor. The Media increase was primarily due to an increase in both online and offline marketing at Vimeo. Search & Applications and eCommerce were also impacted by the move of CityGrid from the eCommerce segment to the Search & Applications segment. As a percentage of revenue, selling and marketing expense in 2014 increased from 2013 primarily due to an increase in online marketing at Search & Applications as a result of the acquisition of the ValueClick O&O website businesses.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Selling and marketing expense in 2013 increased from 2012 due to increases of $42.7 million from Search & Applications, $21.2 million from The Match Group and $6.8 million from Media, partially offset by a decrease of $7.1 million from eCommerce. The Search & Applications increase is primarily due to increases of $28.3 million and $11.2 million in online marketing and compensation, respectively. The increase in online marketing was primarily related to B2C downloadable applications and the inclusion of The About Group beginning September 24, 2012. The Match Group increase was primarily due to increases of $14.3 million in advertising expenditures and $5.6 million in compensation. The increase in advertising expenditures was primarily due to an increase in television advertising. The increase in compensation was primarily due to an increase in headcount at Meetic and various acquisitions. The Media increase was primarily due to an increase of $5.7 million in online marketing at Vimeo. The eCommerce decrease was primarily due to the move of CityGrid to the Search & Applications segment, partially offset by an increase of $4.0 million in online and offline marketing at HomeAdvisor.

General and administrative expense

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
General and administrative expense	$443,610	$65,468	17%	$378,142	$(8,319)	(2)%	$386,461
As a percentage of revenue	14%			13%			14%
General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.
For the year ended December 31, 2014 compared to the year ended December 31, 2013

General and administrative expense in 2014 increased from 2013 due to increases of $21.2 million from Search & Applications, $15.8 million from The Match Group, $11.9 million from eCommerce, $10.4 million from Corporate, and $6.1 million from Media. The Search & Applications increase was primarily due to recent acquisitions, the most significant being the ValueClick O&O website businesses, and increases in compensation and professional fees. The increase in professional fees was primarily due to transaction fees related to various acquisitions made in 2014. The Match Group increase was primarily due to the acquisition of The Princeton Review and an increase in compensation, partially offset by a decrease of $13.3 million in acquisition-related contingent consideration fair value adjustments. The increase in compensation was primarily due to an increase in headcount due, in part, to recent acquisitions. The eCommerce increase was primarily due to the inclusion in the prior year of an $8.4 million gain on the sale of Rezbook assets in July 2013 and an increase in compensation at HomeAdvisor and ShoeBuy, partially offset by $4.2 million in employee termination costs in the prior year associated with the CityGrid restructuring. The Corporate increase was primarily due to increases in compensation and professional fees. The increase in compensation was primarily due to a $7.5 million increase in non-cash compensation expense related to the issuance of equity awards since the prior year. The Media increase was primarily due to the inclusion of a $6.3 million gain related to the sale of Newsweek in August 2013.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
General and administrative expense in 2013 decreased from 2012 due to decreases of $25.3 million from Corporate, $9.4 million from eCommerce and $6.4 million from Media, partially offset by increases of $20.4 million from The Match Group and $12.4 million from Search & Applications. The Corporate decrease was primarily due to a decrease of $25.5 million in non-cash compensation expense related primarily to the vesting of certain awards and an increase in the number of awards forfeited as compared to the prior year. The eCommerce decrease was primarily due to the inclusion of an $8.4 million gain on the sale of the Rezbook assets in July 2013. The Media decrease was primarily due to $7.0 million in restructuring costs in 2012 related to the transition of Newsweek to a digital only publication and a $6.3 million gain related to the subsequent sale of Newsweek in August 2013, partially offset by an increase in compensation related to the growth in Vimeo. The Match Group increase was primarily due to various acquisitions, an increase in compensation of $5.6 million at Dating, resulting from an increase in headcount, and an increase in professional fees due primarily to transaction fees related to the purchase of the remaining publicly-traded shares of Meetic ("Meetic tender offer"). The Search & Applications increase was primarily due to the inclusion of The About Group beginning September 24, 2012.

Product development expense

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Product development expense	$160,515	$20,756	15%	$139,759	$23,233	20%	$116,526
As a percentage of revenue	5%			5%			4%
Product development expense consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Product development expense in 2014 increased from 2013 primarily due to increases of $13.2 million from Search & Applications and $6.7 million from The Match Group. The Search & Applications increase is primarily related to the acquisition of the ValueClick O&O website businesses and an increase in compensation at Websites primarily due to increased headcount. The Match Group increase is primarily related to an increase in compensation driven primarily by increased headcount at Tinder and Tutor.com.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Product development expense in 2013 increased from 2012 primarily due to increases of $16.3 million from Search & Applications, $5.3 million from The Match Group and $4.4 million from Media. The Search & Applications increase is primarily due to an increase in compensation associated with the inclusion of The About Group beginning September 24, 2012, and an increase in headcount related to B2C products. The Match Group increase is primarily due to various acquisitions. The Media increase is primarily due to The Daily Beast, consolidated June 1, 2012.

Depreciation

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Depreciation	$61,156	$2,247	4%	$58,909	$6,428	12%	$52,481
As a percentage of revenue	2%			2%			2%
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Depreciation in 2014 increased from 2013 due to acquisitions and the incremental depreciation associated with capital expenditures, partially offset by certain fixed assets becoming fully depreciated and the inclusion in the prior year of the write-off of $2.7 million in capitalized software costs at The About Group primarily related to projects which commenced prior to its acquisition.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Depreciation in 2013 increased from 2012 due to the incremental depreciation associated with capital expenditures, various acquisitions and the write-off of $2.7 million in capitalized software costs at The About Group described above, partially offset by certain fixed assets becoming fully depreciated.

Adjusted EBITDA

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$362,029	$(23,822)	(6)%	$385,851	$57,710	18%	$328,141
The Match Group	264,736	(2,213)	(1)%	266,949	30,171	13%	236,778
Media	(36,720)	(19,744)	(116)%	(16,976)	21,579	56%	(38,555)
eCommerce	17,282	(5,608)	(25)%	22,890	(8,310)	(27)%	31,200
Corporate	(63,251)	(2,840)	(5)%	(60,411)	(292)	—%	(60,119)
Total	$544,076	$(54,227)	(9)%	$598,303	$100,858	20%	$497,445

As a percentage of revenue	17%			20%			18%
Refer to Note 13 to the consolidated financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Search & Applications Adjusted EBITDA decreased 6% to $362.0 million, primarily due to the lower revenue noted above, increases in selling and marketing expense and general and administrative expense and losses related to the acquisition of SlimWare, partially offset by the move of CityGrid from the eCommerce segment to the Search & Applications segment, a decrease in cost of revenue and the contribution from the acquisition of the ValueClick O&O website businesses. The loss from SlimWare was due to the write-off of $11.0 million of deferred revenue in connection with its acquisition on April 1, 2014. The increase in selling and marketing expense was primarily due to an increase in online marketing related to our B2C downloadable applications and About.com. The increase in general and administrative expense was primarily due to increases in compensation and professional fees. The decrease in cost of revenue was primarily due to a decrease in traffic acquisition costs driven from lower revenue from our B2B operations.
The Match Group Adjusted EBITDA decreased 1% to $264.7 million despite higher revenue noted above, primarily due to losses related to The Princeton Review and FriendScout24 acquisitions and higher cost of revenue, selling and marketing expense and general and administrative expense. The losses from The Princeton Review and FriendScout24 were due to the write-off of $11.8 million of deferred revenue in connection with these acquisitions. The increase in cost of revenue was primarily due to increases in revenue share payments made in connection with in-app purchases sold through Dating's mobile products and hosting fees. The increase in selling and marketing expense was primarily due to an increase in offline and online marketing. The increase in general and administrative expense was primarily due to an increase in compensation, partially offset by a $3.9 million benefit recorded in the first quarter of 2014 related to the expiration of the statute of limitations for a non-income tax matter.
Media Adjusted EBITDA loss increased 116% to a loss of $36.7 million primarily due to increased investment in Vimeo, the inclusion in the prior year of a $6.3 million gain related to the sale of Newsweek in August 2013 and losses at IAC Films, partially offset by lower losses at Electus.
eCommerce Adjusted EBITDA decreased 25% to $17.3 million primarily due to the prior year benefiting from an $8.4 million gain on the sale of Rezbook assets in July 2013 and the move of CityGrid to the Search & Applications segment, partially offset by $4.2 million in employee termination costs in 2013 associated with the CityGrid restructuring.
Corporate Adjusted EBITDA loss increased 5% to a loss of $63.3 million primarily due to higher professional fees.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Search & Applications Adjusted EBITDA increased 18% to $385.9 million, due to the higher revenue noted above, partially offset by increases of $42.7 million in selling and marketing expense, $16.3 million in product development expense, $12.4 million in general and administrative expense and $10.1 million in cost of revenue. The increase in selling and marketing expense was primarily due to B2C downloadable applications and the inclusion of The About Group, beginning September 24, 2012. The increase in both product development expense and general and administrative expense was primarily due to an increase in compensation related to the inclusion of The About Group. Product development expense was also impacted by an increase in headcount related to B2C products. The increase in costs of revenue was primarily due to an increase in content acquisition costs resulting from the acquisition of The About Group and the inclusion of CityGrid in the Search & Applications segment, partially offset by a decrease of $7.7 million in traffic acquisition costs driven primarily by decreased revenue from Ask.com.
The Match Group Adjusted EBITDA increased 13% to $266.9 million, due to the revenue growth noted above, partially offset by increases of $21.2 million in selling and marketing expense, $20.4 million in general and administrative expense, $12.7 million in cost of revenue and $5.3 million in product development expense. The increase in selling and marketing expense was primarily due to increases in television advertising and compensation due, in part, to an increase in headcount at Meetic and various acquisitions. The increases in general and administrative expense, cost of revenue and product development expense were primarily due to various acquisitions. General and administrative expense was also impacted by an increase in compensation of $5.6 million at Dating, resulting from an increase in headcount and higher professional fees primarily due to transaction fees related to the Meetic tender offer.
Media Adjusted EBITDA loss decreased 56% to a loss of $17.0 million primarily due to the closure of the Newsweek print business and the inclusion of a $6.3 million gain related to the sale of Newsweek in August 2013.
eCommerce Adjusted EBITDA decreased 27% to $22.9 million reflecting the move of CityGrid to the Search & Applications segment and $4.2 million in employee termination costs associated with the CityGrid reorganization that took place in the second quarter of 2013. Partially offsetting the decrease in Adjusted EBITDA was the inclusion of an $8.4 million gain on the sale of the Rezbook assets in July 2013.

Operating income (loss)

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Search & Applications	$311,340	$(28,777)	(8)%	$340,117	$34,473	11%	$305,644
The Match Group	240,912	12,757	6%	228,155	27,989	14%	200,166
Media	(40,177)	(19,374)	(93)%	(20,803)	26,099	56%	(46,902)
eCommerce	(1,257)	(1,196)	(1,979)%	(61)	(15,384)	NM	15,323
Corporate	(132,091)	(10,886)	(9)%	(121,205)	29,458	20%	(150,663)
Total	$378,727	$(47,476)	(11)%	$426,203	$102,635	32%	$323,568

As a percentage of revenue	12%			14%			12%
________________________
NM = not meaningful
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Operating income in 2014 decreased from 2013 due to the decrease of $54.2 million in Adjusted EBITDA described above and increases of $6.6 million in non-cash compensation expense and $2.2 million in depreciation, partially offset by decreases of $13.7 million in acquisition-related contingent consideration fair value adjustments and $1.9 million in amortization of intangibles. The increase in non-cash compensation expense was primarily due to the issuance of equity awards since the prior year. The decrease in acquisition-related contingent consideration fair value adjustments was principally related to changes in Twoo's forecast of earnings and operating metrics. The decrease in amortization of intangibles was primarily related to lower amortization expense at Dating due to certain intangible assets becoming fully amortized, and the inclusion in the prior year of a $3.4 million impairment charge associated with an indefinite-lived intangible asset related to the CityGrid  restructuring, partially offset by amortization of intangibles related to recent acquisitions.
At December 31, 2014, there was $113.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.
For the year ended December 31, 2013 compared to the year ended December 31, 2012
Operating income in 2013 increased from 2012 due to the increase of $100.9 million in Adjusted EBITDA described above and a decrease of $32.6 million in non-cash compensation expense, partially offset by increases of $24.1 million in amortization of intangibles and $6.4 million in depreciation. The decrease in non-cash compensation expense was primarily a result of the vesting of certain awards and an increase in the number of awards forfeited as compared to the prior year. The increase in amortization of intangibles was primarily related to the acquisition of The About Group and a $3.4 million impairment charge associated with an indefinite-lived intangible asset related to the CityGrid restructuring in the second quarter of 2013.

Equity in losses of unconsolidated affiliates

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(9,697)	$(3,082)	(47)%	$(6,615)	$18,730	74%	$(25,345)
Equity in losses of unconsolidated affiliates in 2014 increased from 2013 primarily due to the inclusion in the second quarter of 2014 of a $4.2 million other-than-temporary impairment charge on one of our investments following the sale of a majority of the investee's assets, partially offset by reduced losses associated with our equity method investments.
Equity in losses of unconsolidated affiliates in 2013 decreased from 2012 due to the inclusion in 2012 of a non-cash charge of $18.6 million related to the re-measurement of the carrying value of our equity method investment in The Daily Beast to fair value in connection with our acquisition of a controlling interest.

Interest expense

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Interest expense	$(56,314)	$(22,718)	(68)%	$(33,596)	$(27,447)	(446)%	$(6,149)
Interest expense in 2014 increased from 2013 primarily due to the 4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"), which were issued on November 15, 2013.
Interest expense in 2013 increased from 2012 primarily due to the 4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"), which were issued on December 21, 2012, and the 2013 Senior Notes.

Other (expense) income, net

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Other (expense) income, net	$(42,787)	$(73,096)	NM	$30,309	$33,321	NM	$(3,012)
Other expense, net in 2014 includes $66.6 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, partially offset by a $19.4 million gain related to the sale of Urbanspoon and $3.6 million in gains related to the sale of several long-term investments.
Other income, net in 2013 includes $35.9 million in gains related to the sale of long-term investments, partially offset by a $5.0 million other-than-temporary impairment charge related to a cost method investment.
Other expense, net in 2012 includes an $8.7 million other-than-temporary impairment charge related to a long-term marketable equity security as a result of the Company's assessment of the near-term prospects of the issuer in relation to the severity and duration of its unrealized loss. Partially offsetting the impairment charge is $3.5 million in interest income and a $3.3 million gain related to the sale of certain marketable equity securities.

Income tax provision

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Income tax provision	$(35,372)	NM	NM	$(134,502)	NM	NM	$(119,215)
In 2014, the Company recorded an income tax provision for continuing operations of $35.4 million, which represents an effective income tax rate of 13%. The effective rate is lower than the statutory rate of 35% due principally to a reduction in tax reserves and related interest due to the expiration of statutes of limitations for federal income taxes for 2001 through 2009 of $88.2 million and foreign income taxed at lower rates, partially offset by the largely unbenefited loss associated with the write-downs of certain of the Company's investments and non-deductible goodwill associated with the sale of Urbanspoon. In 2013, the Company recorded an income tax provision for continuing operations of $134.5 million, which represents an effective income tax rate of 32%. The effective rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates. In 2012, the Company recorded an income tax provision for continuing operations of $119.2 million, which represents an effective income tax rate of 41%. The effective rate is higher than the statutory rate of 35% due primarily to an increase in reserves for and interest on reserves for income tax contingencies, a valuation allowance on the deferred tax asset created by an other-than-temporary impairment charge and state taxes, partially offset by foreign income taxed at lower rates.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for continuing operations and discontinued operations for the year ended December 31, 2014 is a $58.5 million and a $19.7 million benefit, respectively, net of related deferred taxes, from the decrease in interest on unrecognized tax benefits as a result of the expiration of statutes of limitations described above. Included in the income tax provision for continuing operations and discontinued operations for the year ended December 31, 2013 is a $4.8 million expense and a $1.4 million expense, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At December 31, 2014 and 2013, the Company has accrued $2.8 million and $133.0 million, respectively, for the payment of interest. At December 31, 2014 and 2013, the Company has accrued $2.9 million and $5.1 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. Various other jurisdictions are open to examination for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon the resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
The statutes of limitations for federal income taxes for the years 2001 through 2009 expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $374.8 million were recognized in the third quarter of 2014. The income tax benefit to continuing operations and discontinued operations was $88.2 million and $175.7 million, respectively. The remaining amount of $110.9 million impacted various balance sheet accounts, primarily non-current deferred tax assets, which were reduced by $100.1 million. At December 31, 2014 and 2013, the Company has unrecognized tax benefits, including interest, of $33.2 million and $408.8 million, respectively. If unrecognized tax benefits at December 31, 2014 are subsequently recognized, $30.5 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $8.8 million within twelve months of the current reporting date primarily due to expirations of statutes of limitations; $8.4 million of which would reduce the income tax provision for continuing operations.

Earnings (loss) from discontinued operations, net of tax

	Years Ended December 31,
	2014	$ Change	% Change	2013	$ Change	% Change	2012
	(Dollars in thousands)
Earnings (loss) from discontinued operations, net of tax	$174,673	NM	NM	$1,926	NM	NM	$(9,051)
Earnings from discontinued operations, net of tax in 2014 increased from 2013 principally due to the release of tax reserves as a result of the expiration of the statutes of limitations for federal income taxes for the years 2001 through 2009.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2014, the Company had $990.4 million of cash and cash equivalents, $160.6 million of marketable securities, and $1.1 billion of long-term debt. Domestically, cash equivalents primarily consist of commercial paper rated A2/P2 or better and AAA rated money market funds. Internationally, cash equivalents primarily consist of AAA rated money market funds and time deposits. Marketable securities consist of short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in equity securities as part of its investment strategy. Long-term debt consists of $500.0 million in 2013 Senior Notes due November 30, 2018, $500.0 million in 2012 Senior Notes due December 15, 2022 and $80.0 million in Liberty Bonds due September 1, 2035.
At December 31, 2014, $220.4 million of the $990.4 million of cash and cash equivalents was held by the Company's foreign subsidiaries. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated; however, under current law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax because the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.
In summary, the Company's cash flows attributable to continuing operations are as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$424,048	$410,961	$354,527
Net cash used in investing activities	(439,794)	(79,761)	(341,307)
Net cash (used in) provided by financing activities	(80,980)	17,666	33,520
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including non-cash compensation expense, depreciation, amortization of intangibles, asset impairment charges, excess tax benefits from stock-based awards, deferred income taxes, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, an adjustment related to gains on sales of long-term investments, assets and a business, and the effect of changes from working capital activities. Net cash provided by operating activities attributable to continuing operations in 2014 consists of earnings from continuing operations of $234.6 million, adjustments for non-cash items and gains on sales of a business and long-term investments totaling $272.2 million, partially offset by a decrease from working capital activities of $82.7 million. Adjustments for non-cash items and gains on sales of a business and long-term investments primarily consist of $76.9 million of deferred income taxes, $66.6 million of impairments related to long-term investments, $61.2 million of depreciation, $59.6 million of non-cash compensation expense and $57.9 million of amortization of intangibles, partially offset by $45.0 million of excess tax benefits from stock-based awards, a $21.9 million adjustment related to gains on sales of a business and long-term investments and $13.4 million in acquisition-related contingent consideration fair value adjustments. The deferred income tax provision primarily relates to a net reduction in deferred tax assets related to the expiration of statutes of limitations for federal income taxes for the years 2001 through 2009. The changes from working capital activities consist of a decrease in income taxes payable of $94.5 million and an increase in accounts receivable of $19.9 million, partially offset by an increase in deferred revenue of $30.1 million. The decrease in income taxes payable is primarily due to a net reduction in tax reserves related to the expiration of statutes of limitations for federal income taxes for the years 2001 through 2009, partially offset by current year income tax accruals in excess of current year income tax payments. The increase in accounts receivable is primarily due to revenue growth at HomeAdvisor. The increase in deferred revenue is due to increases related to acquisitions and growth in subscription revenue at The Match Group and Vimeo.
Net cash used in investing activities attributable to continuing operations in 2014 includes acquisitions of $259.4 million, which include the ValueClick O&O website businesses, The Princeton Review, SlimWare and FriendScout24, purchases of marketable debt securities, net of proceeds from maturities and sales of $154.2 million, capital expenditures of $57.2 million primarily related to the internal development of software to support our products and services, and investments of $24.3 million, partially offset by $58.4 million of proceeds from the sales of a business and long-term investments.
Net cash used in financing activities attributable to continuing operations in 2014 includes $97.3 million related to the payment of cash dividends to IAC shareholders, $33.2 million for the purchase of noncontrolling interests in Tinder and Meetic, $8.1 million in contingent consideration payments related principally to the 2013 Twoo acquisition, partially offset by excess tax benefits from stock-based awards of $45.0 million and the return of $12.4 million of funds held in escrow related to the Meetic tender offer.

Net cash provided by operating activities attributable to continuing operations in 2013 consists of earnings from continuing operations of $281.8 million, adjustments for non-cash items and gains on sales of long-term investments and assets totaling $110.8 million, and an increase from working capital activities of $18.4 million. Adjustments for non-cash items and gains on sales of long-term investments and assets primarily consist of $59.8 million of amortization of intangibles, $58.9 million of depreciation and $53.0 million of non-cash compensation expense, partially offset by a $50.6 million adjustment related to gains on sales of long-term investments and assets and $32.9 million of excess tax benefits from stock-based awards. The changes from working capital activities consist of an increase in income taxes payable of $49.2 million and a decrease in accounts receivable of $10.4 million, partially offset by an increase of $34.6 million in other assets. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The decrease in accounts receivable is primarily due to a $14.8 million decrease in accounts receivable related to Newsweek's transition to a digital only publication and our services agreement with Google; the related receivable from Google declined from $125.3 million at December 31, 2012 to $112.3 million at December 31, 2013, mainly due to lower year-over-year December revenue. These decreases were partially offset by an increase in accounts receivable at Electus due to higher revenue. The increase in other assets is primarily due to an increase in short-term and long-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced.
Net cash used in investing activities attributable to continuing operations in 2013 includes acquisitions of $40.4 million, which include Twoo, capital expenditures of $80.3 million, which include $23.6 million related to the purchase of a 50% ownership interest in an aircraft and investments of $51.1 million, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments and assets of $95.6 million.
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
Net cash provided by operating activities attributable to continuing operations in 2012 consists of earnings from continuing operations of $169.8 million, adjustments for non-cash items of $204.2 million, partially offset by a decrease from working capital activities of $19.5 million. Adjustments for non-cash items primarily consists of $85.6 million of non-cash compensation expense, $52.5 million of depreciation, $37.1 million of deferred income taxes, $35.8 million of amortization of intangibles and $25.3 million of equity in losses of unconsolidated affiliates, which includes a non-cash charge of $18.6 million to re-measure the carrying value of our investment in The Daily Beast to fair value in connection with our acquisition of a controlling interest, partially offset by $57.1 million of excess tax benefits from stock-based awards. The deferred income tax provision primarily relates to the vesting of restricted stock units, the exercise of stock options and the accelerated payment of 2012 bonuses. The changes from working capital activities primarily consist of an increase of $31.0 million in accounts receivable, an increase of $23.0 million in other assets, a decrease in accounts payable and other current liabilities of $14.4 million, partially offset by an increase in income taxes payable of $47.0 million. The increase in accounts receivable is primarily due to the growth in revenue at Search & Applications earned from our services agreement with Google; the related receivable from Google was $125.3 million and $105.7 million at December 31, 2012 and 2011, respectively. While The Match Group and HomeAdvisor businesses experienced growth, the accounts receivable at these businesses are principally credit card receivables and, accordingly, are not significant in relation to the revenue of these businesses. The increase in other assets is primarily related to a receivable for insurance claims related to Hurricane Sandy, an increase in capitalized downloadable search toolbar costs and an increase in short-term production costs at certain of our Media businesses that are capitalized as the television program, video or film is being produced. The decrease in accounts payable and other current liabilities is primarily due to a decrease in accrued employee compensation and benefits, partially offset by an increase in accrued advertising expense. The decrease in accrued employee compensation and benefits is due to the payment of the 2012 and 2011 bonuses in 2012. The increase in accrued advertising expense is primarily due to an increase in advertising expenditures at Search & Applications. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments.
Net cash used in investing activities attributable to continuing operations in 2012 includes acquisitions of $400.3 million, primarily related to The About Group, capital expenditures of $51.2 million primarily related to the internal development of software to support our products and services and investments of $36.1 million, partially offset by net maturities and sales of marketable debt securities and sales of long-term investments and assets of $156.2 million.
Net cash provided by financing activities attributable to continuing operations in 2012 includes $500.0 million in proceeds from the issuance of our 2012 Senior Notes, proceeds related to the issuance of common stock, net of withholding taxes, of $262.8 million, and excess tax benefits from stock-based awards of $57.1 million, partially offset by $691.8 million for the repurchase of 15.5 million shares of common stock at an average price of $46.09 per share, $68.2 million related to the payment of cash dividends to IAC shareholders, $11.0 million of debt issuance costs associated with our 2012 Senior Notes and $10.8 million in contingent consideration payments principally related to the 2011 OkCupid acquisition. Included in the proceeds related to the issuance of common stock are proceeds of $284.1 million from the exercise of warrants to acquire 11.7 million shares of IAC common stock, some of which were exercised on a cashless or net basis. The weighted average strike price of the warrants was $28.40 per share.
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as its cash flows generated from operations. The Company has a $300.0 million revolving credit facility, which expires on December 21, 2017, and is available as an additional source of financing. At December 31, 2014, there were no outstanding borrowings under the revolving credit facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2015 capital expenditures will be higher than 2014. At December 31, 2014, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On February 3, 2015, IAC declared a quarterly cash dividend of $0.34 per share of common and Class B common stock outstanding payable on March 1, 2015 to stockholders of record on February 15, 2015. Future declarations of dividends are subject to the determination of IAC's Board of Directors.
The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations and available borrowing capacity under its $300.0 million revolving credit facility, will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us. The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur additional indebtedness. As of December 31, 2014, the Company was in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$52,125	$104,250	$579,875	$715,250	$1,451,500
Operating leases(c)	32,255	57,828	41,113	191,108	322,304
Purchase obligations(d)	10,710	521	—	—	11,231
Total contractual cash obligations	$95,090	$162,599	$620,988	$906,358	$1,785,035
_______________________________________________________________________________

(a)
The Company has excluded $30.9 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 3 to the consolidated financial statements.

(b)	Represents contractual amounts due including interest.

(c)
The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table above.

(d)
The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(e)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Letters of credit and surety bonds	$1,276	$—	$73	$1,437	$2,786
_______________________________________________________________________________

(e)	Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2014.

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
Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure
        Non-cash compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, restricted stock units ("RSUs") and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury method; however, performance-based RSUs are included only to the extent the performance criteria have been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of certain stock options and vesting of RSUs and performance-based RSUs, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
        Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment for the years ended December 31, 2014, 2013 and 2012, see Note 13 to the consolidated financial statements.

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
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill.
In connection with some business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements are recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company generally determines the fair value of contingent consideration using probability-weighted analyses over the period in which the obligation is expected to be settled, and, to the extent the arrangement is long-term in nature, applies a discount rate that appropriately captures the risk associated with the obligation. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. Determining fair value is inherently difficult and subjective and can have a material impact on our consolidated financial statements. The changes in the remeasured fair value of the contingent consideration arrangements each reporting period are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. See Note 7 for a discussion of contingent consideration arrangements.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The 2014, 2013 and 2012 annual assessments identified no material impairments. The value of goodwill and indefinite-lived intangible assets that is subject to annual assessment for impairment is $1.8 billion and $405.2 million, respectively, at December 31, 2014.
The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using both an income approach based on discounted cash flows ("DCF") and a market approach based on multiples of earnings. Determining fair value requires the exercise of significant judgment with respect to several items, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 19% in 2014 and 13% to 25% in 2013. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.
Any impairment charge that might result in the future would be determined based upon the excess of the carrying value of goodwill over its implied fair value using the second step of the impairment analysis that is described above but, in any event, would not be expected to be lower than the excess of the carrying value of the reporting unit over its fair value. A primary driver in the DCF valuation analyses and the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability. Generally, the Company would expect an impairment if forecasted revenue and profitability are no longer expected to be achieved and as a result, the carrying value of a reporting unit(s) exceeds its fair value. This assessment would be based, in part, upon the performance of its businesses relative to budget, the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
At October 1, 2014, the date of our most recent annual impairment assessment, the fair value of the Company's reporting units exceed their carrying values. The fair value of the Search & Applications reporting unit currently exceeds its carrying value by approximately 15%. If operating results vary significantly from anticipated results, future, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur. To illustrate the magnitude of a potential impairment charge relative to future changes in estimated fair value, had the estimated fair value of Search & Applications been hypothetically lower by 20% as of October 1, 2014, the carrying value of Search & Applications would have exceeded its fair value by approximately $100 million.
The Company also has the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, the fair value of the asset does not need to be determined; otherwise the fair value of the indefinite-lived intangible asset must be determined and compared to its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of indefinite-lived intangible assets are determined using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10% to 20% in 2014 and 10% to 18% in 2013, and the royalty rates used ranged from 1% to 9% in both 2014 and 2013.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. During 2013 the Company wrote off certain capitalized software costs. This charge is more fully described above in "Results of Operations for the Years Ended December 31, 2014, 2013 and 2012 - Depreciation." The carrying value of property and equipment and definite-lived intangible assets is $389.2 million at December 31, 2014.
Income Taxes
We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. At December 31, 2014, the Company has unrecognized tax benefits of $33.2 million, including interest. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.

The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2014, the balance of deferred tax liabilities, net, is $390.4 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
Stock-Based Compensation
As disclosed in Note 12 to the consolidated financial statements, the Company estimated the fair value of stock options issued in 2014, 2013 and 2012 using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 1.5%, 1.0% and 0.6%, respectively, a dividend yield of 1.5%, 2.0% and 1.2%, respectively, volatility factors of 31%, 29% and 31%, respectively, based on the historical stock price volatilities of IAC and a weighted average expected term of the stock options of 4.8 years, 6.2 years and 4.4 years, respectively. For stock options, including unvested stock options assumed in acquisitions, the value of the stock option is measured at the grant date (or acquisition date, if applicable) at fair value and expensed over the remaining vesting term. The impact on non-cash compensation expense for the year ended December 31, 2014, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one year increase in the weighted average expected term of the outstanding options would be an increase of $2.5 million, $11.9 million and $5.1 million, respectively. The impact on non-cash compensation expense for the year ended December 31, 2014, assuming a 1% increase in the dividend yield of the outstanding options, would be a decrease of $1.1 million. The Company also issues RSUs and performance-based RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation expense over the vesting term. For performance-based RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as non-cash compensation over the vesting term when the performance targets are considered probable of being achieved.
Marketable Securities and Long-term Investments
At December 31, 2014, marketable securities consist of short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. Long-term investments include equity securities accounted for under the equity and cost methods and marketable equity securities. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in marketable equity securities as part of its investment strategy.
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
The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the length of time and extent to which fair value has been less than the cost basis, the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee utilizes cash and the investee's ability to obtain additional financing to achieve its business plan; the need for changes to the investee's existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations. During 2014 and 2013, the Company recognized impairment charges of $66.6 million and $5.0 million, respectively, related to cost method investments and during 2012, the Company recorded an impairment charge of $8.7 million related to one of its long-term marketable equity securities. These charges are more fully described above in "Results of Operations for the Years Ended December 31, 2014, 2013 and 2012 - Other (expense) income, net."
Recent Accounting Pronouncement
For a discussion of a recent accounting pronouncement, see Note 2 — Summary of Significant Accounting Policies in the notes to consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, marketable debt securities and long-term debt.
The Company invests its excess cash in certain cash equivalents and marketable debt securities, which consist of money market funds and short-to-medium-term debt securities issued by investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in current earnings and a new cost basis in the investment is established. During 2014, 2013 and 2012, the Company did not record any other-than-temporary impairment charges related to its cash equivalents and marketable debt securities.
Based on the Company's total investment in marketable debt securities at December 31, 2014, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of these securities by $2.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of $990.4 million is invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.
At December 31, 2014, the Company's outstanding debt is $1.1 billion, all of which pays interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $60.5 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Equity Price Risk
The Company is exposed to market risk as it relates to changes in the market value of its investments.
At December 31, 2014, the Company has two investments in equity securities of publicly traded companies. These available-for-sale marketable equity securities are reported at fair value based on their quoted market prices with any unrealized gain or loss, net of tax, included as a component of "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. Investments in equity securities of publicly traded companies are exposed to significant fluctuations in fair value due to the volatility of the stock market. During 2014 and 2013, the Company did not record any other-than-temporary impairment charges related to its available-for-sale marketable equity securities. During 2012, the Company recorded an $8.7 million other-than-temporary impairment charge related to one of its available-for-sale marketable equity securities. The other-than-temporary impairment charge is included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound Sterling. However, the exposure is mitigated since the Company has generally reinvested cash flows from international operations in order to grow the businesses. The statements of operations of these international businesses are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign activities result in reduced revenue and operating results. Similarly, the Company's revenue and operating results will increase for our international operations if the U.S. dollar weakens against foreign currencies. The Company is also exposed to foreign currency exchange risk related to its assets and liabilities denominated in a currency other than the functional currency.
The economic impact of foreign currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. Foreign currency exchange gains and losses are not material to the Company's earnings in 2014, 2013 and 2012. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged foreign currency exchange risks because cash flows from international operations are generally reinvested locally. However, the Company periodically reviews its strategy for hedging foreign currency exchange risks. The

Company's objective in managing its foreign currency exchange risk is to minimize its potential exposure to the changes that foreign currency exchange rates might have on its earnings, cash flows and financial position.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IAC/InterActiveCorp
We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 27, 2015

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$990,405	$1,100,444
Marketable securities	160,648	6,004
Accounts receivable, net of allowance of $12,437 and $8,540, respectively	236,086	207,408
Other current assets	166,742	161,530
Total current assets	1,553,881	1,475,386

Property and equipment, net	302,459	293,964
Goodwill	1,754,926	1,675,323
Intangible assets, net	491,936	445,336
Long-term investments	114,983	179,990
Other non-current assets	56,693	164,685
TOTAL ASSETS	$4,274,878	$4,234,684
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$81,163	$77,653
Deferred revenue	194,988	158,206
Accrued expenses and other current liabilities	397,803	351,038
Total current liabilities	673,954	586,897

Long-term debt	1,080,000	1,080,000
Income taxes payable	32,635	416,384
Deferred income taxes	409,529	320,748
Other long-term liabilities	45,191	58,393

Redeemable noncontrolling interests	40,427	42,861

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 252,170,058 and 250,982,079 shares and outstanding 78,356,057 and 76,404,552 shares, respectively	252	251
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,415,617	11,562,567
Retained earnings (accumulated deficit)	325,118	(32,735)
Accumulated other comprehensive loss	(87,700)	(13,046)
Treasury stock 184,182,001 and 184,945,527 shares, respectively	(9,661,350)	(9,830,317)
Total IAC shareholders' equity	1,991,953	1,686,736
Noncontrolling interests	1,189	42,665
Total shareholders' equity	1,993,142	1,729,401
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,274,878	$4,234,684
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenue	$3,109,547	$3,022,987	$2,800,933
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	883,176	1,003,721	991,688
Selling and marketing expense	1,124,437	956,410	894,438
General and administrative expense	443,610	378,142	386,461
Product development expense	160,515	139,759	116,526
Depreciation	61,156	58,909	52,481
Amortization of intangibles	57,926	59,843	35,771
Total operating costs and expenses	2,730,820	2,596,784	2,477,365
Operating income	378,727	426,203	323,568
Equity in losses of unconsolidated affiliates	(9,697)	(6,615)	(25,345)
Interest expense	(56,314)	(33,596)	(6,149)
Other (expense) income, net	(42,787)	30,309	(3,012)
Earnings from continuing operations before income taxes	269,929	416,301	289,062
Income tax provision	(35,372)	(134,502)	(119,215)
Earnings from continuing operations	234,557	281,799	169,847
Earnings (loss) from discontinued operations, net of tax	174,673	1,926	(9,051)
Net earnings	409,230	283,725	160,796
Net loss (earnings) attributable to noncontrolling interests	5,643	2,059	(1,530)
Net earnings attributable to IAC shareholders	$414,873	$285,784	$159,266

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$2.88	$3.40	$1.95
Diluted earnings per share from continuing operations	$2.71	$3.27	$1.81
Basic earnings per share	$4.98	$3.42	$1.85
Diluted earnings per share	$4.68	$3.29	$1.71

Dividends declared per share	$1.16	$0.96	$0.72

Non-cash compensation expense by function:
Cost of revenue	$949	$2,863	$6,219
Selling and marketing expense	2,144	2,813	4,760
General and administrative expense	49,862	42,487	68,640
Product development expense	6,679	4,842	6,006
Total non-cash compensation expense	$59,634	$53,005	$85,625
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net earnings	$409,230	$283,725	$160,796
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(66,874)	7,353	712
Change in unrealized gains and losses of available-for-sale securities (net of tax benefits of $1,852, $3,050 and $3,981 in 2014, 2013 and 2012, respectively)	(8,591)	15,442	(19,827)
Total other comprehensive (loss) income	(75,465)	22,795	(19,115)
Comprehensive income	333,765	306,520	141,681
Comprehensive loss (income) attributable to noncontrolling interests	6,454	(1,613)	(2,141)
Comprehensive income attributable to IAC shareholders	$340,219	$304,907	$139,540

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		(Accumulated Deficit) Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2011	$50,349	$234	234,101	$16	16,157	$11,280,173	$(477,785)	$(12,443)	$(8,885,146)	$1,905,049	$55,091	$1,960,140
Net (loss) earnings for the year ended December 31, 2012	(1,118)	—	—	—	—	—	159,266	—	—	159,266	2,648	161,914
Other comprehensive income (loss), net of tax	207	—	—	—	—	—	—	(19,726)	—	(19,726)	404	(19,322)
Non-cash compensation expense	—	—	—	—	—	82,807	—	—	—	82,807	2,818	85,625
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	5	5,153	—	—	(16,503)	—	—	—	(16,498)	—	(16,498)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	49,967	—	—	—	49,967	—	49,967
Issuance of common stock upon the exercise of warrants	—	12	11,728	—	—	284,099	—	—	—	284,111	—	284,111
Dividends	—	—	—	—	—	(68,901)	—	—	—	(68,901)	—	(68,901)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(716,072)	(716,072)	—	(716,072)
Purchase of redeemable noncontrolling interests	(2,955)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	4,275	—	—	—	—	(4,275)	—	—	—	(4,275)	—	(4,275)
Transfer from noncontrolling interests to redeemable noncontrolling interests	10,049	—	—	—	—	—	—	—	—	—	(10,049)	(10,049)
Other	(2,681)	—	—	—	—	—	—	—	—	—	995	995
Balance as of December 31, 2012	$58,126	$251	250,982	$16	16,157	$11,607,367	$(318,519)	$(32,169)	$(9,601,218)	$1,655,728	$51,907	$1,707,635
Net (loss) earnings for the year ended December 31, 2013	(3,264)	—	—	—	—	—	285,784	—	—	285,784	1,205	286,989
Other comprehensive income, net of tax	2,305	—	—	—	—	—	—	19,123	—	19,123	1,367	20,490
Non-cash compensation expense	—	—	—	—	—	51,883	—	—	—	51,883	1,122	53,005
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	—	—	—	—	(9,899)	—	—	2	(9,897)	—	(9,897)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	30,986	—	—	—	30,986	—	30,986
Dividends	—	—	—	—	—	(77,830)	—	—	—	(77,830)	—	(77,830)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(229,101)	(229,101)	—	(229,101)
Purchase of redeemable noncontrolling interests	(55,576)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(12,371)	(12,371)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	40,638	—	—	—	—	(42,947)	—	—	—	(42,947)	2,309	(40,638)
Transfer from noncontrolling interests to redeemable noncontrolling interests	2,874	—	—	—	—	—	—	—	—	—	(2,874)	(2,874)
Other	(2,242)	—	—	—	—	3,007	—	—	—	3,007	—	3,007
Balance as of December 31, 2013	$42,861	$251	250,982	$16	16,157	$11,562,567	$(32,735)	$(13,046)	$(9,830,317)	$1,686,736	$42,665	$1,729,401

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		(Accumulated Deficit) Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Net (loss) earnings for the year ended December 31, 2014	$(5,643)	$—	—	$—	—	$—	$414,873	$—	$—	$414,873	$—	$414,873
Other comprehensive (loss) income, net of tax	(914)	—	—	—	—	—	—	(74,654)	—	(74,654)	103	(74,551)
Non-cash compensation expense	558	—	—	—	—	59,362	—	—	—	59,362	(286)	59,076
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	1	1,188	—	—	(167,340)	—	—	168,967	1,628	—	1,628
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	37,451	—	—	—	37,451	—	37,451
Dividends	—	—	—	—	—	(39,557)	(57,020)	—	—	(96,577)	—	(96,577)
Noncontrolling interests related to acquisitions	17,886	—	—	—	—	—	—	—	—	—	—	—
Purchase of redeemable noncontrolling interests	(41,743)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(50,662)	(50,662)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	27,750	—	—	—	—	(37,119)	—	—	—	(37,119)	9,369	(27,750)
Other	(328)	—	—	—	—	253	—	—	—	253	—	253
Balance as of December 31, 2014	$40,427	$252	252,170	$16	16,157	$11,415,617	$325,118	$(87,700)	$(9,661,350)	$1,991,953	$1,189	$1,993,142
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$409,230	$283,725	$160,796
Less: earnings (loss) from discontinued operations, net of tax	174,673	1,926	(9,051)
Earnings from continuing operations	234,557	281,799	169,847
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Non-cash compensation expense	59,634	53,005	85,625
Depreciation	61,156	58,909	52,481
Amortization of intangibles	57,926	59,843	35,771
Excess tax benefits from stock-based awards	(44,957)	(32,891)	(57,101)
Deferred income taxes	76,869	(9,096)	37,076
Acquisition-related contingent consideration fair value adjustments	(13,367)	343	—
Impairment of long-term investments	66,601	5,268	8,685
Equity in losses of unconsolidated affiliates	9,697	6,615	25,345
Gains on sales of long-term investments, assets and a business	(21,946)	(50,608)	(3,576)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,918)	10,421	(30,991)
Other assets	(3,606)	(34,632)	(22,991)
Accounts payable and other current liabilities	5,206	(766)	(14,384)
Income taxes payable	(94,492)	49,191	47,010
Deferred revenue	30,142	(5,841)	1,864
Other, net	20,546	19,401	19,866
Net cash provided by operating activities attributable to continuing operations	424,048	410,961	354,527
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(259,391)	(40,434)	(400,254)
Capital expenditures	(57,233)	(80,311)	(51,201)
Proceeds from maturities and sales of marketable debt securities	21,644	12,502	195,501
Purchases of marketable debt securities	(175,826)	—	(53,952)
Proceeds from sales of long-term investments, assets and a business	58,388	83,091	14,616
Purchases of long-term investments	(24,334)	(51,080)	(36,094)
Other, net	(3,042)	(3,529)	(9,923)
Net cash used in investing activities attributable to continuing operations	(439,794)	(79,761)	(341,307)
Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt	—	500,000	500,000
Principal payments on long-term debt	—	(15,844)	—
Purchase of treasury stock	—	(264,214)	(691,830)
Dividends	(97,338)	(79,189)	(68,163)
Issuance of common stock, net of withholding taxes	1,609	(5,077)	262,841
Excess tax benefits from stock-based awards	44,957	32,891	57,101
Purchase of noncontrolling interests	(33,165)	(67,947)	(4,891)
Funds returned from (transferred to) escrow for Meetic tender offer	12,354	(71,512)	—
Acquisition-related contingent consideration payments	(8,109)	(256)	(10,781)
Debt issuance costs	(383)	(7,399)	(11,001)
Other, net	(905)	(3,787)	244
Net cash (used in) provided by financing activities attributable to continuing operations	(80,980)	17,666	33,520
Total cash (used in) provided by continuing operations	(96,726)	348,866	46,740
Total cash used in discontinued operations	(145)	(1,877)	(3,472)
Effect of exchange rate changes on cash and cash equivalents	(13,168)	3,478	2,556
Net (decrease) increase in cash and cash equivalents	(110,039)	350,467	45,824
Cash and cash equivalents at beginning of period	1,100,444	749,977	704,153
Cash and cash equivalents at end of period	$990,405	$1,100,444	$749,977
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
IAC is a leading media and Internet company. The Company is organized into four segments: The Match Group, which consists of dating, education and fitness businesses with brands such as Match, OkCupid, Tinder, The Princeton Review and DailyBurn; Search & Applications, which includes brands such as About.com, Ask.com, Dictionary.com and Investopedia; Media, which includes businesses such as Vimeo, Electus, The Daily Beast and CollegeHumor; and eCommerce, which includes HomeAdvisor and ShoeBuy. IAC's brands and products are among the most recognized in the world, reaching users in over 200 countries.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
Search & Applications
Our Search & Applications segment consists of: Websites, including Ask.com, About.com, CityGrid, Dictionary.com, Investopedia, PriceRunner and Ask.fm, through which we provide search services, content and other services; and Applications, including our direct-to-consumer downloadable applications operations ("B2C"), our partnership operations ("B2B"), SlimWare and Apalon.
The Match Group
The Match Group segment consists of our North America dating businesses (which include Match, Chemistry, People Media, OkCupid, Tinder and other dating businesses operating within the United States and Canada), our International dating businesses (which include Meetic, Tinder and all other dating businesses operating outside of the United States and Canada) and our non-dating businesses, The Princeton Review, Tutor.com and DailyBurn.
Through the brands and businesses within our dating businesses, we are a leading provider of subscription-based and ad-supported online personals services in North America, Europe, Latin America, Australia and Asia. We provide these services through websites and applications that we own and operate.
The Match Group's non-dating businesses consist of The Princeton Review and Tutor.com, which together provide a variety of educational services including in-person and online test preparation and tutoring, as well as DailyBurn, a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, Xbox and Internet-enabled television platforms.
Media
Our Media segment consists primarily of Vimeo, Electus and The Daily Beast.
Vimeo operates a global video sharing platform for creators and their audiences. Vimeo offers video creators simple, professional-grade tools to share, distribute and monetize content online, and provides viewers with a clutter-free environment to watch content across a variety of Internet-enabled devices.
Electus is an integrated multimedia entertainment studio that unites producers, creators, advertisers and distributors to produce video content for distribution across a variety of platforms in the United States and various jurisdictions abroad. Electus also operates Electus Digital, which consists of the following websites and properties: CollegeHumor.com, Dorkly.com and WatchLOUD.com; YouTube channels WatchLOUD, Nuevon and Hungry; and Big Breakfast (a production company).
The Daily Beast is a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors in the United States.
eCommerce
Our eCommerce segment consists principally of HomeAdvisor and ShoeBuy.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HomeAdvisor is a leading online marketplace for matching consumers with home services professionals in the United States, as well as in France and the Netherlands under various brands.
ShoeBuy is a leading Internet retailer of footwear and related apparel and accessories.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
Basis of Consolidation and Accounting for Investments
The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and accounts have been eliminated.
Investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method. Investments in the common stock or in-substance common stock of entities in which the Company does not have the ability to exercise significant influence over the operating and financial matters of the investee are accounted for using the cost method. Investments in companies that IAC does not control, which are not in the form of common stock or in-substance common stock, are also accounted for using the cost method. The Company evaluates each cost and equity method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee utilizes cash and the investee's ability to obtain additional financing to achieve its business plan; the need for changes to the investee's existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of marketable securities and other investments; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recovery of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and revenue reserves; the fair value of acquisition-related contingent consideration; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Search & Applications
The Search & Applications segment's revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries, as well as from display advertisements appearing on its websites and to a lesser extent, the syndication of search results generated by Ask-branded destination search websites. The Company obtains the substantial majority of its paid listings from third-party providers, primarily Google Inc. ("Google"). Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user's click is generated due to the efforts of a third-party distributor, the Company recognizes the amount due from Google as revenue and records the revenue share or other payment obligation to the third-party distributor as traffic acquisition costs.
Search & Applications also generates revenue from subscription fees, which is recognized over the terms of the applicable subscriptions (which range from one to two years) and from sales of apps and in-app purchases, which is recognized at the time of the sale.
The Match Group
Revenue of the dating businesses is derived principally from subscription fees for subscription-based online personals and related services. Subscription fee revenue is recognized over the terms of the applicable subscriptions, which primarily range from one to six months. Deferred revenue at the dating businesses is $117.9 million and $116.5 million at December 31, 2014 and 2013, respectively. The dating businesses also earn revenue from online advertising, which is recognized when an ad is displayed, and the purchase of add-on or premium features, which is recognized based on usage.
The Princeton Review and Tutor's revenue consists primarily of fees received for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. Fees from classes and access to online materials are recognized over the period of the course and the period of the online access, respectively. Tutoring fees are generally collected in the form of subscription fees that entitle the subscriber to a certain number of tutoring sessions over a certain period of time. These fees are recognized over the term of the subscription based on usage.
DailyBurn's revenue consists primarily of subscription fee revenue, which is recognized over the terms for the applicable subscriptions, which range from one to twelve months.
Media
Revenue of businesses included in this segment is generated primarily through media production, subscriptions and advertising. Media production revenue is recognized when the production is available for the customer to broadcast or exhibit, subscription fee revenue is recognized over the terms of the applicable subscriptions, which are one month or one year, and advertising revenue is recognized when an ad is displayed or over the period earned.
eCommerce
HomeAdvisor's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a consumer lead. HomeAdvisor's membership subscription revenue is generated through subscription sales to service professionals and is deferred and recognized over the terms of the memberships, which are one month, three months, or one year. HomeAdvisor's website hosting revenue is deferred and recognized over the period of the hosting agreement.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of commercial paper rated A2/P2 or better and AAA rated money market funds. Internationally, cash equivalents primarily consist of AAA rated money market funds and time deposits.
Marketable Securities
At December 31, 2014, marketable securities consist of short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in marketable equity securities as part of its investment strategy. All marketable securities are classified as available-for-sale and are reported at fair value. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.
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
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google, which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2014, 2013 and 2012, revenue earned from Google is $1.4 billion, $1.5 billion and $1.4 billion, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $118.7 million and $112.3 million at December 31, 2014 and 2013, respectively.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. The amounts of these reserves are based, in part, on historical experience.
Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Asset Category	Estimated Useful Lives
Buildings and leasehold improvements	3 to 39 Years
Computer equipment and capitalized software	2 to 3 Years
Furniture and other equipment	3 to 12 Years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $36.9 million and $30.9 million at December 31, 2014 and 2013, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill.
In connection with some business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements are recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company generally determines the fair value of contingent consideration using probability-weighted analyses over the period in which the obligation is expected to be settled, and, to the extent the arrangement is long-term in nature, applies a discount rate that appropriately captures the risk associated with the obligation. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. Determining fair value is inherently difficult and subjective and can have a material impact on our consolidated financial statements. The changes in the remeasured fair value of the contingent consideration arrangements each reporting period are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. See Note 7 for a discussion of contingent consideration arrangements.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill acquired in business combinations is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
There were no material impairment charges recorded in the three year period ended December 31, 2014. At October 1, 2014, the date of our most recent annual impairment assessment, the fair value of the Company's reporting units exceed their carrying values. The fair value of the Search & Applications reporting unit currently exceeds its carrying value by approximately 15%. If operating results vary significantly from anticipated results, future, potentially material, impairments of goodwill and/or indefinite-lived intangible assets could occur. To illustrate the magnitude of a potential impairment charge relative to future changes in estimated fair value, had the estimated fair value of Search & Applications been hypothetically

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lower by 20% as of October 1, 2014, the carrying value of Search & Applications would have exceeded its fair value by approximately $100 million.
The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, the fair value of the reporting unit has to be determined and if the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. The Company also has the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, the fair value of the asset does not need to be determined; otherwise, the fair value of the indefinite-lived intangible asset has to be determined and if its carrying value exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
The Company determines the fair values of its reporting units using both an income approach based on discounted cash flows ("DCF") and a market approach based on a multiple of earnings. Determining fair value requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on each reporting unit's current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 13% to 19% in 2014 and 13% to 25% in 2013.
The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10% to 20% in 2014 and 10% to 18% in 2013, and the royalty rates used ranged from 1% to 9% in both 2014 and 2013.
The Company's reporting units are consistent with its determination of its operating segments. Goodwill is tested for impairment at the reporting unit level. See Note 13 for additional information regarding the Company's method of determining operating and reportable segments.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 2: Other inputs, which are observable directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See Note 7 for a discussion of fair value measurements made using Level 3 inputs.

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Traffic Acquisition Costs
Traffic acquisition costs consist of payments made to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites. These payments include amounts based on revenue share and other arrangements. The Company expenses these payments in the period incurred as a component of cost of revenue in the accompanying consolidated statement of operations.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and third parties that distribute our B2C downloadable applications, and offline marketing, which is primarily television advertising. Advertising expense is $971.8 million, $824.1 million and $774.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to IAC shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock that could share in the earnings of the Company.
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of other (expense) income, net.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income into earnings.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See Note 12 for a discussion of the Company's stock-based compensation plans.
Redeemable Noncontrolling Interests
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates over the next four years. No put and call arrangements were exercised during 2014 and 2012. During 2013, two of these arrangements were exercised. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2014, 2013 and 2012, the Company recorded adjustments of $27.8 million, $40.6 million and $4.3 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. The new guidance is effective for reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or cumulative effect approach to adopt ASU No. 2014-09. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method of adoption.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
U.S. and foreign earnings from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
U.S.	$174,792	$331,520	$214,675
Foreign	95,137	84,781	74,387
Total	$269,929	$416,301	$289,062
The components of the (benefit) provision for income taxes attributable to continuing operations are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current income tax (benefit) provision :
Federal	$(45,842)	$115,250	$56,439
State	(14,787)	13,946	9,204
Foreign	19,132	14,402	16,496
Current income tax (benefit) provision	(41,497)	143,598	82,139
Deferred income tax provision (benefit):
Federal	74,255	(821)	40,414
State	3,090	(2,117)	1,978
Foreign	(476)	(6,158)	(5,316)
Deferred income tax provision (benefit)	76,869	(9,096)	37,076
Income tax provision	$35,372	$134,502	$119,215
The current income tax payable was reduced by $45.0 million, $32.9 million and $57.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, for excess tax deductions attributable to stock-based compensation. The related income tax benefits are recorded as increases to additional paid-in capital.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes receivable (payable) and deferred tax assets (liabilities) are included in the following captions in the accompanying consolidated balance sheet at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Income taxes receivable (payable):
Other current assets	$4,505	$12,242
Other non-current assets	1,478	19,217
Accrued expenses and other current liabilities	(41,157)	(16,159)
Income taxes payable	(32,635)	(416,384)
Net income taxes payable	$(67,809)	$(401,084)

Deferred tax assets (liabilities):
Other current assets	$17,993	$34,381
Other non-current assets	1,380	26
Accrued expenses and other current liabilities	(255)	(255)
Deferred income taxes	(409,529)	(320,748)
Net deferred tax liabilities	$(390,411)	$(286,596)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Accrued expenses	$34,654	$28,005
Net operating loss carryforwards	55,579	52,336
Tax credit carryforwards	13,585	6,138
Stock-based compensation	69,342	69,101
Income tax reserves, including related interest	2,247	62,852
Cost method investments	27,581	2,383
Equity method investments	14,998	13,584
Other	10,075	10,212
Total deferred tax assets	228,061	244,611
Less valuation allowance	(98,350)	(62,353)
Net deferred tax assets	129,711	182,258
Deferred tax liabilities:
Investment in subsidiaries	(378,769)	(377,483)
Intangible and other assets	(115,470)	(69,530)
Other	(25,883)	(21,841)
Total deferred tax liabilities	(520,122)	(468,854)
Net deferred tax liabilities	$(390,411)	$(286,596)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2014, the Company has federal and state net operating losses ("NOLs") of $61.5 million and $82.6 million, respectively. If not utilized, the federal NOLs will expire at various times between 2023 and 2034, and the state NOLs will expire at various times between 2015 and 2034. Utilization of federal NOLs will be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of certain state NOLs may be subject to limitations under state laws similar to Section 382 of the Internal Revenue Code of 1986. At December 31, 2014, the Company has foreign NOLs of $107.5 million available to offset future income. Of these foreign NOLs, $98.1 million can be carried forward indefinitely and $9.3 million will expire at various times between 2015 and 2034. During 2014, the Company recognized tax benefits related to NOLs of $0.8 million. At December 31, 2014, the Company has $5.1 million of state capital losses. If not utilized, the state capital losses will expire between 2015 and 2017. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.
At December 31, 2014, the Company has tax credit carryforwards of $19.0 million. Of this amount, $5.2 million relates to federal credits for foreign taxes, $8.2 million relates to state tax credits for research activities, and $5.6 million relates to various state and local tax credits. Of these credit carryforwards, $10.0 million can be carried forward indefinitely and $9.0 million will expire within ten years.
During 2014, the Company's valuation allowance increased by $36.0 million primarily due to increases in unrealized capital losses, net operating losses, and tax credits. At December 31, 2014, the Company has a valuation allowance of $98.3 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is shown as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Income tax provision at the federal statutory rate of 35%	$94,475	$145,705	$101,172
Change in tax reserves, net	(86,151)	1,791	17,703
Foreign income taxed at a different statutory tax rate	(8,943)	(17,428)	(16,240)
State income taxes, net of effect of federal tax benefit	7,240	7,469	7,650
Non-deductible goodwill associated with the sale of Urbanspoon	6,982	—	—
Non-deductible impairments for certain cost method investments	23,310	1,756	226
Other, net	(1,541)	(4,791)	8,704
Income tax provision	$35,372	$134,502	$119,215
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $605.7 million at December 31, 2014. The amount of the unrecognized deferred income tax liability with respect to such earnings is $141.5 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Balance at January 1	$275,813	$379,281	$351,561
Additions based on tax positions related to the current year	2,159	2,887	6,278
Additions for tax positions of prior years	1,622	3,189	45,287
Reductions for tax positions of prior years	(5,611)	(17,116)	(17,545)
Settlements	(5,092)	(78,954)	(5,349)
Expiration of applicable statutes of limitations	(238,505)	(13,474)	(951)
Balance at December 31	$30,386	$275,813	$379,281
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for continuing operations for the years ended December 31, 2014, 2013 and 2012 is a $58.5 million benefit, $4.8 million expense and $5.2 million expense, respectively, net of related deferred taxes of $35.3 million, $2.8 million and $3.1 million, respectively, for interest on unrecognized tax benefits. Included in the income tax provision for discontinued operations for the years ended December 31, 2014, 2013 and 2012 is a $19.7 million benefit, $1.4 million expense and $2.8 million benefit, respectively, net of related deferred taxes of $11.7 million, $0.8 million and $1.7 million, respectively, for interest on unrecognized tax benefits. At December 31, 2014 and 2013, the Company has accrued $2.8 million and $133.0 million, respectively, for the payment of interest. At December 31, 2014 and 2013, the Company has accrued $2.9 million and $5.1 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. Various other jurisdictions are open to examination for various tax years beginning with 2006. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
The statutes of limitations for federal income taxes for the years 2001 through 2009 expired on July 1, 2014. As a result, previously unrecognized tax benefits, including interest, totaling $374.8 million were recognized in the third quarter of 2014. The income tax benefit to continuing operations and discontinued operations was $88.2 million and $175.7 million, respectively. The remaining amount of $110.9 million impacted various balance sheet accounts, primarily non-current deferred tax assets, which were reduced by $100.1 million. At December 31, 2014 and 2013, unrecognized tax benefits, including interest, are $33.2 million and $408.8 million, respectively. If unrecognized tax benefits at December 31, 2014 are subsequently recognized, $30.5 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $8.8 million within twelve months of the current reporting date primarily due to expirations of statutes of limitations; $8.4 million of which would reduce the income tax provision for continuing operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2014	2013
	(In thousands)
Goodwill	$1,754,926	$1,675,323
Intangible assets with indefinite lives	405,234	376,329
Intangible assets with definite lives, net	86,702	69,007
Total goodwill and intangible assets, net	$2,246,862	$2,120,659
The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2014:

	Balance at December 31, 2013	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2014
	(In thousands)
Search & Applications	$738,062	$71,616	$(33,510)	$(1,346)	$774,822
The Match Group	775,403	72,833	(1,931)	(47,508)	798,797
Media - Connected Ventures	8,267	—	—	—	8,267
eCommerce:
HomeAdvisor	131,872	20,646	—	(1,197)	151,321
ShoeBuy	21,719	—	—	—	21,719
Total eCommerce	153,591	20,646	—	(1,197)	173,040
Total	$1,675,323	$165,095	$(35,441)	$(50,051)	$1,754,926
Additions for Search & Applications and The Match Group primarily relate to the acquisitions of the ValueClick O&O website businesses and The Princeton Review, respectively. Deductions for Search & Applications principally relate to the sale of Urbanspoon.
The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2013:

	Balance at December 31, 2012	Additions	(Deductions)	Transfers	Foreign Exchange Translation	Balance at December 31, 2013
	(In thousands)
Search & Applications	$723,650	$—	$(160)	$14,572	$—	$738,062
The Match Group	718,736	62,464	(10,675)	—	4,878	775,403
Media - Connected Ventures	8,267	—	—	—	—	8,267
eCommerce:
HomeAdvisor	111,658	5,317	—	14,373	524	131,872
CityGrid	32,124	—	(3,179)	(28,945)	—	—
ShoeBuy	21,719	—	—	—	—	21,719
Total eCommerce	165,501	5,317	(3,179)	(14,572)	524	153,591
Total	$1,616,154	$67,781	$(14,014)	$—	$5,402	$1,675,323

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additions and deductions for The Match Group primarily relate to the acquisition of Twoo and the establishment of a deferred tax asset at Tutor arising from pre-acquisition net operating losses, respectively. Transfers relate to the reorganization of CityGrid in the third quarter of 2013.
The December 31, 2014, 2013 and 2012 goodwill balances include accumulated impairment losses of $916.9 million, $28.0 million and $11.6 million at Search & Applications, ShoeBuy and Connected Ventures, respectively.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2014 and 2013, intangible assets with definite lives are as follows:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Content	$62,602	$(36,988)	$25,614	4.1
Technology	54,981	(20,988)	33,993	3.2
Trade names	30,110	(21,681)	8,429	2.6
Customer lists	24,566	(14,050)	10,516	2.6
Advertiser and supplier relationships and other	13,380	(5,230)	8,150	4.0
Total	$185,639	$(98,937)	$86,702	3.4

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Content	$47,800	$(22,373)	$25,427	4.0
Technology	41,694	(25,324)	16,370	2.9
Trade names	29,283	(16,427)	12,856	3.0
Customer lists	22,584	(13,116)	9,468	2.5
Advertiser and supplier relationships	10,956	(6,070)	4,886	2.9
Total	$152,317	$(83,310)	$69,007	3.2
At December 31, 2014, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2015	$44,262
2016	24,099
2017	13,441
2018	4,547
2019	353
Total	$86,702

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—MARKETABLE SECURITIES
At December 31, 2014, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$159,418	$34	$(255)	$159,197
Total debt securities	159,418	34	(255)	159,197
Equity security	98	1,353	—	1,451
Total marketable securities	$159,516	$1,387	$(255)	$160,648
The unrealized loss of $0.3 million in the table above relates to fifty-eight securities with an aggregate fair value of $123.2 million. There are no investments in current available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2014.
All of the Company’s marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate principally to changes in interest rates. Because the Company does not intend to sell any marketable debt securities and it is not more likely than not that the Company will be required to sell any marketable debt securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at December 31, 2014.
At December 31, 2013, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt security	$1,004	$4	$—	$1,008
Total debt security	1,004	4	—	1,008
Equity securities	216	4,780	—	4,996
Total marketable securities	$1,220	$4,784	$—	$6,004
The unrealized gains and losses in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2014 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$54,502	$54,455
Due after one year through five years	104,916	104,742
Total	$159,418	$159,197
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains and losses:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2014	2013	2012
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$25,223	$82,160	$205,944
Gross realized gains	3,362	35,692	4,075
Gross realized losses	—	—	(5)
Gross realized gains and losses from the maturities and sales of available-for-sale marketable securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
NOTE 6—LONG-TERM INVESTMENTS
Long-term investments consist of:

	December 31,
	2014	2013
	(In thousands)
Cost method investments	$90,910	$137,286
Equity method investments	10,593	22,073
Long-term marketable equity securities	7,410	11,711
Auction rate security	6,070	8,920
Total long-term investments	$114,983	$179,990
Cost method investments
In 2014, the Company recorded $66.6 million of other-than-temporary impairment charges for certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
In 2013, the Company recorded a $5.0 million other-than-temporary impairment charge related to a cost method investment. The decline in fair value was due to the investees continued losses, negative working capital and significant debt financing.
These charges are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
The Company has a 20% interest in the voting common stock of Zhenai Inc. ("Zhenai"), a leading provider of online matchmaking services in China. Our voting power is limited by a shareholders agreement. In light of this limitation and the significance of our interest relative to other shareholders, we do not have the ability to exercise significant influence over the operating and financial matters of Zhenai and this investment is accounted for as a cost method investment.
Equity method investments
In 2014, the Company recorded a $4.2 million other-than-temporary impairment charge on one of its investments following the sale of a majority of the investee's assets.
In 2013, the Company recorded a non-cash charge of $18.6 million related to the re-measurement of the carrying value of our equity method investment in The Daily Beast to fair value in connection with the acquisition of a controlling interest.
These charges are included in "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term marketable equity securities
The cost basis of the Company's long-term marketable equity security at December 31, 2014 is $8.7 million with a gross unrealized loss of $1.2 million, which is included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the unrealized loss. Based on the duration, less than two months, of the unrealized loss and the Company's ability and intent to hold this security for a reasonable period of time sufficient for an expected recovery of fair value, the Company does not consider the security to be other-than-temporarily impaired at December 31, 2014. The cost basis of the Company's long-term marketable equity securities at December 31, 2013 is $8.8 million, with gross unrealized gains of $3.0 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. In 2012, the Company recorded an $8.7 million other-than-temporary impairment charge related to one of its securities that was in a continuous unrealized loss position for more than one year, based on the Company's evaluation of the near-term prospects of the issuer in relation to the severity (fair value was 50 percent less than cost) and duration of the unrealized loss. The impairment charge is included in “Other (expense) income, net” in the accompanying consolidated statement of operations.
Auction rate security
See Note 7 for information regarding the auction rate security.
NOTE 7—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2014
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$174,720	$—	$—	$174,720
Commercial paper	—	388,801	—	388,801
Time deposits	—	42,914	—	42,914
Marketable securities:
Corporate debt securities	—	159,197	—	159,197
Equity security	1,451	—	—	1,451
Long-term investments:
Auction rate security	—	—	6,070	6,070
Marketable equity security	7,410	—	—	7,410
Total	$183,581	$590,912	$6,070	$780,563

Liabilities:
Contingent consideration arrangements	$—	$—	$(30,140)	$(30,140)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$698,307	$—	$—	$698,307
Commercial paper	—	12,000	—	12,000
Time deposits	—	32,325	—	32,325
Marketable securities:
Corporate debt security	—	1,008	—	1,008
Equity securities	4,996	—	—	4,996
Long-term investments:
Auction rate security	—	—	8,920	8,920
Marketable equity securities	11,711	—	—	11,711
Total	$715,014	$45,333	$8,920	$769,267

Liabilities:
Contingent consideration arrangements	$—	$—	$(45,828)	$(45,828)
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Year Ended
	December 31, 2014		December 31, 2013
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$8,920	$(45,828)	$8,100	$(1,909)
Total net gains (losses):
Included in earnings	—	13,367	—	(343)
Included in other comprehensive (loss) income	(2,850)	3,025	820	(2,445)
Fair value at date of acquisition	—	(8,813)	—	(41,387)
Settlements	—	8,109	—	256
Balance at December 31	$6,070	$(30,140)	$8,920	$(45,828)
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with a gross unrealized loss of $3.9 million and $1.1 million at December 31, 2014 and December 31, 2013, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At December 31, 2014, the auction rate security is rated BBB+ and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at December 31, 2014, due to

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent consideration arrangements
As of December 31, 2014, there are five contingent consideration arrangements related to business acquisitions. Four of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements is $166.9 million and the fair value of these four arrangements at December 31, 2014 is $29.5 million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $0.7 million at December 31, 2014. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company primarily uses probability-weighted analyses to determine the amount of the gross liability, and, to the extent the arrangement is long-term in nature, applies a discount rate, which captures the risks associated with the obligation. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The most significant contingent consideration arrangement relates to the acquisition of Twoo.com.
The Twoo.com contingent consideration arrangement is payable in three annual installments, which began in 2014. Payments are based upon EBITDA and number of monthly active users. The 2014 installment of $7.4 million was paid in the second quarter of 2014. The remaining aggregate amount of the 2015 and 2016 installment payments cannot exceed €77.9 million ($94.9 million at December 31, 2014). The estimate of the fair value for the Twoo.com remaining payments was determined using a probability weighted analysis that forecasted EBITDA and monthly active users based primarily on management's internal projections and strategic plans. The fair value of this arrangement is determined using a discount rate of 15%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at December 31, 2014 includes a current portion of $10.7 million and non-current portion of $19.6 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$(1,080,000)	$(1,099,813)	$(1,080,000)	$(1,058,396)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2014	2013
	(In thousands)
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	$500,000	$500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (the "Liberty Bonds"); interest payable each March 1 and September 1, which commenced March 1, 2006	80,000	80,000
Total long-term debt	$1,080,000	$1,080,000
We may redeem the 2013 Senior Notes at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on November 30 of the years indicated below:

Year	Percentage
2015	103.250%
2016	101.625%
2017 and thereafter	100.000%
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
The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes. See Note 20 for guarantor and non-guarantor financial information.
The indentures governing the 2013 and 2012 Senior Notes contain identical covenants that would limit our ability to pay dividends or make other distributions and repurchase or redeem our stock in the event a default has occurred or we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. At December 31, 2014, there were no limitations pursuant thereto. There are additional covenants that limit our ability and the ability of our subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.
On December 21, 2012, the Company entered into a $300 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is 30 basis points. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional indebtedness. At December 31, 2014 and 2013, there are no outstanding borrowings under the revolving credit facility. IAC's obligation under the revolving credit facility is unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and is also secured by the stock of certain of our domestic and foreign subsidiaries.
IAC's payment obligation under the Liberty Bonds is collateralized by a mortgage interest in the corporate headquarters building.
Long-term debt maturities are as follows:

Years Ending December 31,	(In thousands)
2018	$500,000
2022	500,000
2035	80,000
Total	$1,080,000
NOTE 9—SHAREHOLDERS' EQUITY
Description of Common Stock and Class B Convertible Common Stock
Each holder of shares of IAC common stock and IAC Class B common stock vote together as a single class with respect to matters that may be submitted to a vote or for the consent of IAC's shareholders generally, including the election of directors. In connection with any such vote, each holder of IAC common stock is entitled to one vote for each share of IAC common stock held and each holder of IAC Class B common stock is entitled to ten votes for each share of IAC Class B common stock held. Notwithstanding the foregoing, the holders of shares of IAC common stock, acting as a single class, are entitled to elect 25% of the total number of IAC's directors, and, in the event that 25% of the total number of directors shall result in a fraction of a director, then the holders of shares of IAC common stock, acting as a single class, are entitled to elect the next higher whole number of IAC's directors. In addition, Delaware law requires that certain matters be approved by the holders of shares of IAC common stock or holders of IAC Class B common stock voting as a separate class.
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
At December 31, 2014, Mr. Diller, Chairman of the Board and Senior Executive of the Company, holds 5.8 million shares, representing 100% of IAC's outstanding Class B common stock and 42.5% of the outstanding total voting power of the Company.
Reserved Common Shares
In connection with equity compensation plans, 22.2 million shares of IAC common stock are reserved at December 31, 2014.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants
No warrants were outstanding at December 31, 2014, 2013 and 2012. No warrants were issued during the three years ended December 31, 2014. During the year ended December 31, 2012, 14.3 million warrants were exercised. Some of those warrants were exercised on a cashless or net basis and IAC received proceeds of $284.1 million from the exercise of warrants exercised on a gross basis during the year ended December 31, 2012. A total of 11.7 million common shares were issued in connection with the exercise of these warrants.
Common Stock Repurchases
During 2014, the Company did not purchase any shares of IAC common stock. During 2013 and 2012, the Company purchased 4.5 million and 15.5 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $229.1 million and $716.1 million, respectively.
On April 30, 2013, IAC's Board of Directors authorized the repurchase of up to 10 million shares of IAC common stock. At December 31, 2014, the Company has approximately 8.6 million shares remaining in its share repurchase authorization.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(20,352)	$7,306	$(13,046)
Other comprehensive loss before reclassifications, net of tax benefit of $0.7 million related to unrealized losses on available-for-sale securities	(66,496)	(6,233)	(72,729)
Amounts reclassified related to unrealized gains on available-for-sale securities, net of tax provision of $1.2 million	—	(1,925)	(1,925)
Net current period other comprehensive loss	(66,496)	(8,158)	(74,654)
Balance at December 31	$(86,848)	$(852)	$(87,700)

	Year Ended December 31, 2013
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(25,073)	$(7,096)	$(32,169)
Other comprehensive income before reclassifications, net of tax provision of $3.9 million related to unrealized gains on available-for-sale securities	4,721	43,235	47,956
Amounts reclassified related to unrealized gains on available-for-sale securities, net of tax provision of $6.9 million	—	(28,833)	(28,833)
Net current period other comprehensive income	4,721	14,402	19,123
Balance at December 31	$(20,352)	$7,306	$(13,046)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized gains reclassified out of accumulated other comprehensive loss related to the maturities and sales of available-for-sale securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations. Unrealized gains reclassified out of accumulated other comprehensive loss into other (expense) income, net for the year ended December 31, 2012 was $2.1 million.
NOTE 11—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Years Ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$234,557	$234,557	$281,799	$281,799	$169,847	$169,847
Net loss (earnings) attributable to noncontrolling interests	5,643	5,643	2,059	2,059	(1,530)	(1,530)
Earnings from continuing operations attributable to IAC shareholders	240,200	240,200	283,858	283,858	168,317	168,317
Earnings (loss) from discontinued operations attributable to IAC shareholders	174,673	174,673	1,926	1,926	(9,051)	(9,051)
Net earnings attributable to IAC shareholders	$414,873	$414,873	$285,784	$285,784	$159,266	$159,266

Denominator:
Weighted average basic shares outstanding	83,292	83,292	83,480	83,480	86,247	86,247
Dilutive securities including stock options, warrants and RSUs(a)(b)	—	5,266	—	3,262	—	6,842
Denominator for earnings per share—weighted average shares(a)(b)	83,292	88,558	83,480	86,742	86,247	93,089

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$2.88	$2.71	$3.40	$3.27	$1.95	$1.81
Discontinued operations	2.10	1.97	0.02	0.02	(0.10)	(0.10)
Earnings per share	$4.98	$4.68	$3.42	$3.29	$1.85	$1.71
__________________________________________________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units ("RSUs"). For the years ended December 31, 2014, 2013 and 2012 approximately 0.3 million, 0.4 million and 0.8 million shares, respectively, related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b)
Performance-based stock units ("PSUs") are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For each of the years ended December 31, 2014 and 2012 less than 0.1 million PSUs that were probable of vesting were excluded from the calculation of diluted earnings per share because the performance conditions had not been met. For the year ended December 31, 2013, all PSUs that were considered to be probable of vesting were included in the calculation of diluted earnings per share as their performance conditions had been met.

NOTE 12—STOCK-BASED COMPENSATION
IAC currently has three active plans under which awards have been granted. These plans cover stock options to acquire shares of IAC common stock, RSUs, PSUs and restricted stock, as well as provide for the future grant of these and other equity

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards. These plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2014, there are 9.1 million shares available for grant under the Company's stock-based compensation plans.
The plans were adopted in 2005, 2008 and 2013, have a stated term of ten years, and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards issued to date have generally vested in equal annual installments over a four-year period and RSU awards currently outstanding generally vest in two 50% installments over a three and four-year period, in each case, from the grant date. PSU awards currently outstanding vest in two installments of up to 50% over a two-year period from the date of grant. In addition to equity awards outstanding under the three plans, stock options and other equity awards outstanding under terminated plans and plans assumed in acquisitions are reflected in the information set forth below.
The amount of stock-based compensation expense recognized in the consolidated statement of operations is reduced by estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2014, there is $113.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012 related to stock-based compensation is $22.2 million, $19.3 million and $31.3 million, respectively.
Stock Options
Stock options outstanding at December 31, 2014 and changes during the year ended December 31, 2014 is as follows:

	December 31, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2014	8,074	$36.98
Granted	747	67.95
Exercised	(1,790)	31.88
Forfeited	(496)	46.85
Expired	(15)	31.13
Outstanding at December 31, 2014	6,520	$41.19	6.0	$133,077
Options exercisable	3,647	$33.50	4.7	$99,523
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 is $63.3 million, $65.6 million and $84.8 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2014	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(Shares in thousands)
$10.01 to $20.00	431	4.5	$17.91	431	4.5	$17.91
$20.01 to $30.00	905	4.3	22.14	905	4.3	22.14
$30.01 to $40.00	1,148	6.3	31.84	749	6.2	31.60
$40.01 to $50.00	2,913	5.7	45.16	1,426	4.0	44.05
$50.01 to $60.00	381	7.3	58.51	136	7.3	58.44
$60.01 to $70.00	492	9.3	66.14	—	—	—
$70.01 to $80.00	250	9.3	71.55	—	—	—
	6,520	6.0	$41.19	3,647	4.7	$33.50
The fair value of each stock option award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. During 2014, 2013 and 2012, expected stock price volatilities were estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. Expected term is based upon the historical exercise behavior of our employees and the dividend yields are based on IAC's historical dividend payments. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2014	2013	2012
Expected volatility	31%	29%	31%
Risk-free interest rate	1.5%	1.0%	0.6%
Expected term	4.8 years	6.2 years	4.4 years
Dividend yield	1.5%	2.0%	1.2%
Approximately 0.7 million, 0.7 million and 3.6 million stock options were granted by the Company during the years ended December 31, 2014, 2013 and 2012, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 with exercise prices equal to the market prices of IAC's common stock on the date of grant are $16.67, $10.67 and $10.69, respectively. There are no stock options issued during the years ended December 31, 2014 and 2013 with exercise prices greater than the market value of IAC's common stock on the date of grant. The weighted average exercise price and weighted average fair value of stock options granted during the year ended December 31, 2012 with exercise prices greater than the market value of IAC's common stock on the date of grant are $60.00 and $7.61, respectively.
Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2014, 2013 and 2012 are: $39.1 million and $25.5 million; $40.7 million and $17.2 million; and $58.2 million and $28.2 million, respectively. In December 2013, the Company's former Chief Executive Officer (the "Executive") became the Chairman of The Match Group; in connection with the Executive's compensation arrangement, the Executive exercised 0.5 million stock options, which were settled by the Company for $9.2 million in cash. In January 2014, a portion of the Executive's outstanding IAC stock options were canceled and replaced with equity denominated in various subsidiaries of The Match Group. The incremental expense associated with this modification is $7.4 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Unvested RSUs and PSUs outstanding at December 31, 2014 and changes during the year ended December 31, 2014 are as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2014	692	$43.50	322	$31.27
Granted	257	67.69	35	71.39
Vested	(199)	36.70	(102)	31.15
Forfeited	—	—	(220)	31.32
Unvested at December 31, 2014	750	$53.61	35	$71.39
_______________________________________________________________________________

(a)
Included in the table are PSUs which vest at the end of two years in varying amounts depending upon certain performance conditions. The PSU table above includes these awards at their maximum potential payout.

The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2014, 2013 and 2012 based on market prices of IAC's common stock on the grant date was $68.13, $42.32 and $46.24, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2014, 2013 and 2012 was $20.4 million, $14.5 million and $139.0 million, respectively.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
IAC has granted stock options and phantom equity units, which are denominated in the equity of its subsidiaries, to employees and management of certain subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. In some cases, IAC has taken a preferred interest in the subsidiary with a face value equal to the subsidiary's acquisition price; or, when funding a start-up business, its investment cost, or a certain fixed other amount. In some cases, these preferred interests accrete interest or dividends at a prescribed rate of return. The value of the stock options and phantom equity units is tied to the value of the common stock of the entity, with the equity awards employees and management receive as a whole generally representing a small minority of the total common stock outstanding. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the preferred interest (including the accretion of interest or dividends), our investment cost or other fixed amount or, in the case of stock options, the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock or cash at the option of IAC, with fair market value generally determined by negotiation or arbitration, at various dates through 2024. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as non-cash compensation over the vesting term. The aggregate number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interests, at December 31, 2014 is 5.8 million shares, which is included in the calculation of diluted earnings per share if the effect is dilutive. The comparable amount at December 31, 2013 is 1.8 million shares.
NOTE 13—SEGMENT INFORMATION
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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
Search & Applications	$1,596,251	$1,604,950	$1,465,795
The Match Group	897,245	805,390	714,222
Media	181,780	191,434	164,051
eCommerce	435,361	422,066	457,182
Inter-segment elimination	(1,090)	(853)	(317)
Total	$3,109,547	$3,022,987	$2,800,933

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Operating Income (Loss):
Search & Applications	$311,340	$340,117	$305,644
The Match Group	240,912	228,155	200,166
Media	(40,177)	(20,803)	(46,902)
eCommerce	(1,257)	(61)	15,323
Corporate	(132,091)	(121,205)	(150,663)
Total	$378,727	$426,203	$323,568

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Adjusted EBITDA:(a)
Search & Applications	$362,029	$385,851	$328,141
The Match Group	264,736	266,949	236,778
Media	(36,720)	(16,976)	(38,555)
eCommerce	17,282	22,890	31,200
Corporate	(63,251)	(60,411)	(60,119)
Total	$544,076	$598,303	$497,445

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2014	2013
	(In thousands)
Segment Assets:(b)
Search & Applications	$341,886	$409,116
The Match Group	297,166	341,377
Media	87,448	92,500
eCommerce	50,133	41,827
Corporate	1,251,383	1,229,205
Total	$2,028,016	$2,114,025

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Capital expenditures:
Search & Applications	$17,701	$22,215	$15,320
The Match Group	22,105	19,997	19,853
Media	1,566	1,197	1,178
eCommerce	9,620	8,921	8,485
Corporate	6,241	27,981	6,365
Total	$57,233	$80,311	$51,201
_______________________________________________________________________________

(a)
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

(b)	Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, goodwill and intangible assets from the measure of segment assets presented above.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue
United States	$2,146,189	$2,081,485	$1,966,383
All other countries	963,358	941,502	834,550
Total	$3,109,547	$3,022,987	$2,800,933

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2014	2013
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$281,879	$271,916
All other countries	20,580	22,048
Total	$302,459	$293,964
The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments:

	Year Ended December 31, 2014
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$362,029	$—	$(16,461)	$(33,902)	$(326)	$311,340
The Match Group	264,736	287	(25,628)	(11,395)	12,912	240,912
Media	(36,720)	(647)	(927)	(2,098)	215	(40,177)
eCommerce	17,282	(559)	(8,015)	(10,531)	566	(1,257)
Corporate	(63,251)	(58,715)	(10,125)	—	—	(132,091)
Total	$544,076	$(59,634)	$(61,156)	$(57,926)	$13,367	$378,727

	Year Ended December 31, 2013
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$385,851	$(3)	$(18,177)	$(27,554)	$—	$340,117
The Match Group	266,949	(1,122)	(20,203)	(17,126)	(343)	228,155
Media	(16,976)	(633)	(2,124)	(1,070)	—	(20,803)
eCommerce	22,890	29	(8,887)	(14,093)	—	(61)
Corporate	(60,411)	(51,276)	(9,518)	—	—	(121,205)
Total	$598,303	$(53,005)	$(58,909)	$(59,843)	$(343)	$426,203

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2012
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Operating Income (Loss)
	(In thousands)
Search & Applications	$328,141	$(34)	$(14,995)	$(7,468)	$305,644
The Match Group	236,778	(2,818)	(16,339)	(17,455)	200,166
Media	(38,555)	(770)	(1,398)	(6,179)	(46,902)
eCommerce	31,200	2	(11,210)	(4,669)	15,323
Corporate	(60,119)	(82,005)	(8,539)	—	(150,663)
Total	$497,445	$(85,625)	$(52,481)	$(35,771)	$323,568
The following tables reconcile segment assets to total assets:

	December 31, 2014
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Search & Applications	$341,886	$774,822	$211,095	$44,355	$1,372,158
The Match Group	297,166	798,797	180,558	27,055	1,303,576
Media	87,448	8,267	1,800	4,900	102,415
eCommerce	50,133	173,040	11,781	10,392	245,346
Corporate(c)	1,251,383	—	—	—	1,251,383
Total	$2,028,016	$1,754,926	$405,234	$86,702	$4,274,878

	December 31, 2013
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Search & Applications	$409,116	$738,062	$195,805	$40,550	$1,383,533
The Match Group	341,377	775,403	167,544	11,818	1,296,142
Media	92,500	8,267	1,800	944	103,511
eCommerce	41,827	153,591	11,180	15,695	222,293
Corporate(c)	1,229,205	—	—	—	1,229,205
Total	$2,114,025	$1,675,323	$376,329	$69,007	$4,234,684
_____________________________________

(c)	Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.
NOTE 14—COMMITMENTS
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table below.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(In thousands)
2015	$32,255
2016	31,105
2017	26,723
2018	23,338
2019	17,775
Thereafter	191,108
Total	$322,304
Expenses charged to operations under these agreements are $41.2 million, $36.7 million and $30.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company's most significant operating lease is a seventy-seven year land lease for IAC's headquarters building in New York City and approximates 55% of the future minimum payments due under all operating lease agreements in the table above.
The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$10,710	$521	$—	$—	$11,231
Letters of credit and surety bonds	1,276	—	73	1,437	2,786
Total commercial commitments	$11,986	$521	$73	$1,437	$14,017
The purchase obligations primarily include advertising commitments, which commitments are reducible or terminable such that these commitments can never exceed associated revenue by a meaningful amount. The letters of credit support the Company's casualty insurance program.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $8.8 million and $41.4 million during the years 2014 and 2013, respectively. See Note 7 for additional information on contingent consideration arrangements.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash paid (received) during the year for:
Interest	$54,027	$28,705	$5,214
Income tax payments	63,521	112,087	43,316
Income tax refunds	(10,477)	(17,683)	(8,187)
NOTE 17—RELATED PARTY TRANSACTIONS
Each of the Company and Expedia has a 50% ownership interest in two aircraft that may be used by both companies. The Company and Expedia purchased the second of these two aircraft during 2013. The Company paid $25 million (50% of the total purchase price and refurbish costs) for its interest. Members of the aircrafts' flight crews are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the years ended December 31, 2014, 2013 and 2012, total payments made to this entity by the Company were not material.
NOTE 18—BENEFIT PLANS
IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the plan for the years ended December 31, 2014, 2013 and 2012 are $7.5 million, $6.5 million and $6.5 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. An investment option in the plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2014, 2013 and 2012 are $2.5 million, $2.9 million and $2.3 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2014	2013
	(In thousands)
Other current assets:
Prepaid expenses	$39,311	$23,942
Capitalized downloadable search toolbar costs, net	29,608	21,171
Production costs	24,599	17,717
Deferred income taxes	17,993	34,381
Income taxes receivable	4,505	12,242
Other	50,726	52,077
Other current assets	$166,742	$161,530

	December 31,
	2014	2013
	(In thousands)
Property and equipment, net:
Buildings and leasehold improvements	$230,577	$246,283
Computer equipment and capitalized software	238,960	208,426
Furniture and other equipment	87,788	84,787
Projects in progress	19,551	14,649
Land	5,117	5,117
	581,993	559,262
Accumulated depreciation and amortization	(279,534)	(265,298)
Property and equipment, net	$302,459	$293,964

	December 31,
	2014	2013
	(In thousands)
Other non-current assets:
Production costs	$11,586	$22,423
Income taxes receivable	1,478	19,217
Restricted cash - funds held in escrow for Meetic tender offer	—	71,512
Other	43,629	51,533
Other non-current assets	$56,693	$164,685

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2014	2013
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$101,830	$85,006
Accrued advertising expense	87,485	63,406
Accrued revenue share expense	50,624	72,274
Income taxes payable	41,157	16,159
Other	116,707	114,193
Accrued expenses and other current liabilities	$397,803	$351,038

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
Service revenue	$2,957,735	$2,869,822	$2,639,409
Product revenue	151,812	153,165	161,524
Revenue	$3,109,547	$3,022,987	$2,800,933

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of revenue:
Cost of service revenue	$757,194	$884,189	$833,374
Cost of product revenue	125,982	119,532	158,314
Cost of revenue	$883,176	$1,003,721	$991,688

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Other (expense) income, net:
Impairment of long-term investments	$(66,601)	$(5,268)	$(8,685)
Foreign currency exchange losses, net	(1,558)	(2,883)	(1,050)
Gains on sales of long-term investments and a business	21,946	35,856	3,326
Interest income	4,352	2,608	3,462
Other	(926)	(4)	(65)
Other (expense) income, net	$(42,787)	$30,309	$(3,012)

NOTE 20—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet at December 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$766,076	$1,021	$223,308	$—	$990,405
Marketable securities	159,197	—	1,451	—	160,648
Accounts receivable, net	13	155,262	80,811	—	236,086
Other current assets	23,923	91,105	57,487	(5,773)	166,742
Intercompany receivables	—	1,688,403	970,810	(2,659,213)	—
Property and equipment, net	4,950	232,819	64,690	—	302,459
Goodwill	—	1,249,807	505,119	—	1,754,926
Intangible assets, net	—	325,771	166,165	—	491,936
Investment in subsidiaries	5,035,304	930,443	—	(5,965,747)	—
Other non-current assets	44,610	20,682	109,372	(2,988)	171,676
Total assets	$6,034,073	$4,695,313	$2,179,213	$(8,633,721)	$4,274,878

Accounts payable, trade	$3,059	$55,320	$22,784	$—	$81,163
Other current liabilities	73,491	328,920	191,197	(817)	592,791
Long-term debt	1,000,000	80,000	—	—	1,080,000
Income taxes payable	2,240	4,771	25,624	—	32,635
Intercompany liabilities	2,659,213	—	—	(2,659,213)	—
Other long-term liabilities	304,117	104,219	54,328	(7,944)	454,720
Redeemable noncontrolling interests	—	—	40,427	—	40,427
IAC shareholders' equity	1,991,953	4,122,083	1,843,664	(5,965,747)	1,991,953
Noncontrolling interests	—	—	1,189	—	1,189
Total liabilities and shareholders' equity	$6,034,073	$4,695,313	$2,179,213	$(8,633,721)	$4,274,878

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet at December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$782,022	$—	$318,422	$—	$1,100,444
Marketable securities	1,007	—	4,997	—	6,004
Accounts receivable, net	38	135,651	71,719	—	207,408
Other current assets	45,111	76,572	40,661	(814)	161,530
Intercompany receivables	—	569,030	847,423	(1,416,453)	—
Property and equipment, net	5,316	221,386	67,262	—	293,964
Goodwill	—	1,180,159	495,164	—	1,675,323
Intangible assets, net	—	302,082	143,254	—	445,336
Investment in subsidiaries	3,833,751	782,840	—	(4,616,591)	—
Other non-current assets	83,207	15,521	252,576	(6,629)	344,675
Total assets	$4,750,452	$3,283,241	$2,241,478	$(6,040,487)	$4,234,684

Accounts payable, trade	$4,310	$51,525	$21,818	$—	$77,653
Other current liabilities	41,623	280,549	187,072	—	509,244
Long-term debt	1,000,000	80,000	—	—	1,080,000
Income taxes payable	383,926	6,768	25,690	—	416,384
Intercompany liabilities	1,416,453	—	—	(1,416,453)	—
Other long-term liabilities	217,404	96,239	72,941	(7,443)	379,141
Redeemable noncontrolling interests	—	—	42,861	—	42,861
IAC shareholders' equity	1,686,736	2,768,160	1,848,431	(4,616,591)	1,686,736
Noncontrolling interests	—	—	42,665	—	42,665
Total liabilities and shareholders' equity	$4,750,452	$3,283,241	$2,241,478	$(6,040,487)	$4,234,684

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$2,286,621	$834,765	$(11,839)	$3,109,547
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	998	525,185	359,746	(2,753)	883,176
Selling and marketing expense	2,138	904,221	226,381	(8,303)	1,124,437
General and administrative expense	105,221	211,293	127,051	45	443,610
Product development expense	6,496	110,375	44,472	(828)	160,515
Depreciation	1,426	40,645	19,085	—	61,156
Amortization of intangibles	—	37,661	20,265	—	57,926
Total operating costs and expenses	116,279	1,829,380	797,000	(11,839)	2,730,820
Operating (loss) income	(116,279)	457,241	37,765	—	378,727
Equity in earnings (losses) of unconsolidated affiliates	253,582	34,613	452	(298,344)	(9,697)
Interest expense	(51,988)	(4,246)	(80)	—	(56,314)
Other income (expense), net	2,688	(3,315)	(42,160)	—	(42,787)
Earnings (loss) from continuing operations before income taxes	88,003	484,293	(4,023)	(298,344)	269,929
Income tax benefit (provision)	152,197	(172,128)	(15,441)	—	(35,372)
Earnings (loss) from continuing operations	240,200	312,165	(19,464)	(298,344)	234,557
Earnings from discontinued operations, net of tax	174,673	—	570	(570)	174,673
Net earnings (loss)	414,873	312,165	(18,894)	(298,914)	409,230
Net loss attributable to noncontrolling interests	—	—	5,643	—	5,643
Net earnings (loss) attributable to IAC shareholders	$414,873	$312,165	$(13,251)	$(298,914)	$414,873
Comprehensive income (loss)attributable to IAC shareholders	$340,219	$303,976	$(84,767)	$(219,209)	$340,219

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$2,183,969	$843,133	$(4,115)	$3,022,987
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,456	600,511	403,614	(2,860)	1,003,721
Selling and marketing expense	2,563	769,115	185,865	(1,133)	956,410
General and administrative expense	97,025	164,173	117,066	(122)	378,142
Product development expense	4,685	100,350	34,724	—	139,759
Depreciation	1,386	38,938	18,585	—	58,909
Amortization of intangibles	—	40,277	19,566	—	59,843
Total operating costs and expenses	108,115	1,713,364	779,420	(4,115)	2,596,784
Operating (loss) income	(108,115)	470,605	63,713	—	426,203
Equity in earnings (losses) of unconsolidated affiliates	439,925	62,402	(303)	(508,639)	(6,615)
Interest expense	(29,417)	(3,979)	(200)	—	(33,596)
Other (expense) income, net	(35,331)	(35,040)	100,680	—	30,309
Earnings from continuing operations before income taxes	267,062	493,988	163,890	(508,639)	416,301
Income tax benefit (provision)	16,796	(156,170)	4,872	—	(134,502)
Earnings from continuing operations	283,858	337,818	168,762	(508,639)	281,799
Earnings (losses) from discontinued operations, net of tax	1,926	—	(39)	39	1,926
Net earnings	285,784	337,818	168,723	(508,600)	283,725
Net loss attributable to noncontrolling interests	—	—	2,059	—	2,059
Net earnings attributable to IAC shareholders	$285,784	$337,818	$170,782	$(508,600)	$285,784
Comprehensive income attributable to IAC shareholders	$304,907	$338,683	$181,481	$(520,164)	$304,907

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,986,527	$820,759	$(6,353)	$2,800,933
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	5,194	597,588	393,811	(4,905)	991,688
Selling and marketing expense	4,081	669,448	222,374	(1,465)	894,438
General and administrative expense	121,919	152,166	112,359	17	386,461
Product development expense	5,611	83,008	27,907	—	116,526
Depreciation	832	35,544	16,105	—	52,481
Amortization of intangibles	—	10,958	24,813	—	35,771
Total operating costs and expenses	137,637	1,548,712	797,369	(6,353)	2,477,365
Operating (loss) income	(137,637)	437,815	23,390	—	323,568
Equity in earnings (losses) of unconsolidated affiliates	309,639	37,866	(22,548)	(350,302)	(25,345)
Interest expense	(1,835)	(4,174)	(140)	—	(6,149)
Other (expense) income, net	(82,900)	(3,733)	83,621	—	(3,012)
Earnings from continuing operations before income taxes	87,267	467,774	84,323	(350,302)	289,062
Income tax benefit (provision)	81,050	(146,333)	(53,932)	—	(119,215)
Earnings from continuing operations	168,317	321,441	30,391	(350,302)	169,847
(Loss) earnings from discontinued operations, net of tax	(9,051)	—	842	(842)	(9,051)
Net earnings	159,266	321,441	31,233	(351,144)	160,796
Net earnings attributable to noncontrolling interests	—	—	(1,530)	—	(1,530)
Net earnings attributable to IAC shareholders	$159,266	$321,441	$29,703	$(351,144)	$159,266
Comprehensive income attributable to IAC shareholders	$139,540	$322,212	$29,828	$(352,040)	$139,540

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(114,773)	$543,087	$(4,266)	$424,048
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(191,238)	(68,153)	(259,391)
Capital expenditures	(1,843)	(40,422)	(14,968)	(57,233)
Proceeds from maturities and sales of marketable debt securities	21,644	—	—	21,644
Purchases of marketable debt securities	(175,826)	—	—	(175,826)
Proceeds from sales of long-term investments and a business	—	—	58,388	58,388
Purchases of long-term investments	(4,800)	(7,043)	(12,491)	(24,334)
Other, net	(2,000)	11	(1,053)	(3,042)
Net cash used in investing activities attributable to continuing operations	(162,825)	(238,692)	(38,277)	(439,794)
Cash flows from financing activities attributable to continuing operations:
Dividends	(97,338)	—	—	(97,338)
Issuance of common stock, net of withholding taxes	1,609	—	—	1,609
Excess tax benefits from stock-based awards	34,214	—	10,743	44,957
Purchase of noncontrolling interests	—	(30,000)	(3,165)	(33,165)
Funds returned from escrow for Meetic tender offer	—	—	12,354	12,354
Acquisition-related contingent consideration payments	—	(736)	(7,373)	(8,109)
Debt issuance costs	(383)	—	—	(383)
Intercompany	323,666	(271,309)	(52,357)	—
Other, net	—	(1,365)	460	(905)
Net cash provided by (used in) financing activities attributable to continuing operations	261,768	(303,410)	(39,338)	(80,980)
Total cash (used in) provided by continuing operations	(15,830)	985	(81,881)	(96,726)
Total cash used in discontinued operations	(116)	—	(29)	(145)
Effect of exchange rate changes on cash and cash equivalents	—	36	(13,204)	(13,168)
Net (decrease) increase in cash and cash equivalents	(15,946)	1,021	(95,114)	(110,039)
Cash and cash equivalents at beginning of period	782,022	—	318,422	1,100,444
Cash and cash equivalents at end of period	$766,076	$1,021	$223,308	$990,405

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(95,081)	$537,116	$(31,074)	$410,961
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,382)	(34,052)	(40,434)
Capital expenditures	(1,387)	(63,931)	(14,993)	(80,311)
Proceeds from maturities and sales of marketable debt securities	12,502	—	—	12,502
Proceeds from sales of long-term investments and assets	7,839	50,850	24,402	83,091
Purchases of long-term investments	(17,814)	—	(33,266)	(51,080)
Other, net	—	(1,725)	(1,804)	(3,529)
Net cash provided by (used in) investing activities attributable to continuing operations	1,140	(21,188)	(59,713)	(79,761)
Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt	500,000	—	—	500,000
Principal payments on long-term debt	(15,844)	—	—	(15,844)
Purchase of treasury stock	(264,214)	—	—	(264,214)
Dividends	(79,189)	—	—	(79,189)
Issuance of common stock, net of withholding taxes	(5,077)	—	—	(5,077)
Excess tax benefits from stock-based awards	32,081	—	810	32,891
Purchase of noncontrolling interests	—	—	(67,947)	(67,947)
Funds transferred to escrow for Meetic tender offer	—	—	(71,512)	(71,512)
Acquisition-related contingent consideration payment	—	(256)	—	(256)
Debt issuance costs	(7,399)	—	—	(7,399)
Intercompany	216,359	(514,464)	298,105	—
Other, net	—	(1,225)	(2,562)	(3,787)
Net cash provided by (used in) financing activities attributable to continuing operations	376,717	(515,945)	156,894	17,666
Total cash provided by (used in) continuing operations	282,776	(17)	66,107	348,866
Total cash used in discontinued operations	(1,829)	—	(48)	(1,877)
Effect of exchange rate changes on cash and cash equivalents	—	17	3,461	3,478
Net increase in cash and cash equivalents	280,947	—	69,520	350,467
Cash and cash equivalents at beginning of period	501,075	—	248,902	749,977
Cash and cash equivalents at end of period	$782,022	$—	$318,422	$1,100,444

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2012:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(116,353)	$453,692	$17,188	$354,527
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(35,159)	(331,182)	(33,913)	(400,254)
Capital expenditures	(3,969)	(29,550)	(17,682)	(51,201)
Proceeds from maturities and sales of marketable debt securities	195,501	—	—	195,501
Purchases of marketable debt securities	(53,952)	—	—	(53,952)
Proceeds from sales of long-term investments and a business	14,194	272	150	14,616
Purchases of long-term investments	(27,187)	(724)	(8,183)	(36,094)
Other, net	(351)	(155)	(9,417)	(9,923)
Net cash provided by (used in) investing activities attributable to continuing operations	89,077	(361,339)	(69,045)	(341,307)
Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt	500,000	—	—	500,000
Purchase of treasury stock	(691,830)	—	—	(691,830)
Dividends	(68,163)	—	—	(68,163)
Issuance of common stock, net of withholding taxes	262,841	—	—	262,841
Excess tax benefits from stock-based awards	52,209	4,892	—	57,101
Purchase of noncontrolling interests	(1,936)	—	(2,955)	(4,891)
Acquisition-related contingent consideration payments	—	(10,781)	—	(10,781)
Debt issuance costs	(11,001)	—	—	(11,001)
Intercompany	(55,020)	(86,446)	141,466	—
Other, net	—	—	244	244
Net cash (used in) provided by financing activities attributable to continuing operations	(12,900)	(92,335)	138,755	33,520
Total cash (used in) provided by continuing operations	(40,176)	18	86,898	46,740
Total cash (used in) provided by discontinued operations	(3,971)	—	499	(3,472)
Effect of exchange rate changes on cash and cash equivalents	—	(18)	2,574	2,556
Net (decrease) increase in cash and cash equivalents	(44,147)	—	89,971	45,824
Cash and cash equivalents at beginning of period	545,222	—	158,931	704,153
Cash and cash equivalents at end of period	$501,075	$—	$248,902	$749,977

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31(a)	Quarter Ended June 30(a)(b)	Quarter Ended September 30(a)(c)	Quarter Ended December 31
	(In thousands, except per share data)
Year Ended December 31, 2014
Revenue	$740,247	$756,315	$782,231	$830,754
Cost of revenue	209,234	210,730	224,695	238,517
Operating income	71,712	95,690	100,953	110,372
Earnings (loss) from continuing operations	34,305	(17,995)	150,261	67,986
(Loss) earnings from discontinued operations, net of tax	(814)	(868)	175,730	625
Net earnings (loss)	33,491	(18,863)	325,991	68,611
Net earnings (loss) attributable to IAC shareholders	35,885	(17,996)	326,812	70,172
Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations(d)	$0.44	$(0.21)	$1.81	$0.83
Diluted earnings (loss) per share from continuing operations(d)	$0.42	$(0.21)	$1.70	$0.78
Basic earnings (loss) per share(d)	$0.44	$(0.22)	$3.91	$0.84
Diluted earnings (loss) per share(d)	$0.41	$(0.22)	$3.68	$0.78

	Quarter Ended March 31(a)	Quarter Ended June 30(a)	Quarter Ended September 30(a)	Quarter Ended December 31(a)
	(In thousands, except per share data)
Year Ended December 31, 2013
Revenue	$742,249	$799,411	$756,872	$724,455
Cost of revenue	257,474	273,938	249,888	222,421
Operating income	84,551	106,696	122,004	112,952
Earnings from continuing operations	52,709	58,540	91,721	78,829
(Loss) earnings from discontinued operations, net of tax	(944)	(1,068)	3,914	24
Net earnings	51,765	57,472	95,635	78,853
Net earnings attributable to IAC shareholders	53,637	58,290	96,940	76,917
Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations(d)	$0.65	$0.71	$1.12	$0.93
Diluted earnings per share from continuing operations(d)	$0.62	$0.69	$1.08	$0.88
Basic earnings per share(d)	$0.64	$0.70	$1.17	$0.93
Diluted earnings per share(d)	$0.61	$0.67	$1.13	$0.88
_______________________________________________________________________________

(a)
During the fourth quarter of 2014, certain expenses were reclassified between cost of revenue, selling and marketing expense, general and administrative expense and product development expense. Accordingly, cost of revenue presented above for periods prior to the fourth quarter of 2014 differs from the amounts reflected in the Company’s quarterly reports on Form 10-Q for the first, second and third quarters of 2014 and 2013 and for the fourth quarter of 2013 reflected in the Company's annual report on Form 10-K.

(b)	The second quarter of 2014 includes an after-tax other-than-temporary impairment charge of $63.6 million related to the write-down of a cost method investment to fair value.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)
(Loss) earnings from discontinued operations, net of tax, in the third quarter of 2014 includes the release of tax reserves as a result of the expiration of the statutes of limitations for federal income taxes for the years 2001 through 2009.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2014, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has be no such change during the quarter ended December 31, 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of IAC/InterActiveCorp
We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 27, 2015

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2015 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of IAC Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2015 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2015 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2015 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2014 and 2013.
Consolidated Statement of Operations for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.
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

Exhibit No.	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp (restated as of December 1, 2010).	Exhibit 3.1(ii) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Indenture for 4.75% Senior Notes due 2022, dated as of December 21, 2012, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
4.2	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of April 11, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Registration Statement on Form S-4, filed on May 3, 2013.
4.3	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 30, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Registration Statement on Form S-4, as amended, filed on June 5, 2013.
4.4	Indenture for 4.875% Senior Notes due 2018, dated as of November 15, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, filed on December 13, 2013.
4.5	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of March 12, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.
4.6	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of March 12, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.
4.7	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 1, 2014, among IAC/InterActiveCorp, Match Group, LLC as Guarantor and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.8	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of May 1, 2014, among IAC/InterActiveCorp, Match Group, LLC as Guarantor and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.9	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 15, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.10	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of May 15, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.11
In accordance with Item 601(b)(4)(iii)(A) of Regulation  S-K, certain instruments relating to long-term obligations of the Registrant have been omitted but will be furnished to the Commission upon request.

10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, by and between the Registrant and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	Tax Sharing Agreement, dated as of August 20, 2008, by and among the Registrant, Ticketmaster, Interval Leisure Group, Inc., HSN, Inc. and Tree.com, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
10.5	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.6	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.7	Form of Terms and Conditions of Restricted Stock Units under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.8	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.9	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.10	Form of Terms and Conditions of Restricted Stock Units under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
10.11	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.12	Form of Terms and Conditions of Stock Options under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.13	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.14	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.15	Stock Option Agreement between the Registrant and Barry Diller, dated as of June 7, 2005.(1)	Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.16	Match.com, Inc. Equity Program.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.
10.17	Second Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of March 15, 2012.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.18	Employment Agreement between Jeffrey W. Kip and the Registrant, dated as of March 20, 2012.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2012.
10.19	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.20	Google Services Agreement, dated as of January 1, 2008, between the Registrant and Google Inc.	Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.21	Amendment No. 4 to Google Services Agreement, dated as of April 1, 2011, between the Registrant and Google Inc.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
10.22	Credit Agreement, dated as of December 21, 2012, among IAC/InterActiveCorp, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.	Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
21.1	Subsidiaries of the Registrant as of December 31, 2014.(2)
23.1	Consent of Ernst & Young LLP.(2)
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

February 27, 2015	IAC/INTERACTIVECORP
	By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2015:

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

Vice Chairman and Director
Victor A. Kaufman

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer
Jeffrey W. Kip

/s/ MICHAEL H. SCHWERDTMAN	Senior Vice President and Controller (Chief Accounting Officer)
Michael H. Schwerdtman

/s/ EDGAR BRONFMAN, JR.	Director
Edgar Bronfman, Jr.

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ SONALI DE RYCKER	Director
Sonali De Rycker

/s/ MICHAEL D. EISNER	Director
Michael D. Eisner

/s/ BONNIE HAMMER	Director
Bonnie Hammer

/s/ BRYAN LOURD	Director
Bryan Lourd

/s/ DAVID S. ROSENBLATT	Director
David S. Rosenblatt

/s/ ALAN G. SPOON	Director
Alan. G. Spoon

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2014
Allowance for doubtful accounts and revenue reserves	$8,540	$15,226	(1)	$(116)		$(11,213)	(4)	$12,437
Sales returns accrual	1,208	19,743		—		(19,832)		1,119
Deferred tax valuation allowance	62,353	34,133	(2)	1,864	(3)	—		98,350
Other reserves	2,518							2,204
2013
Allowance for doubtful accounts and revenue reserves	$8,775	$12,275	(1)	$564		$(13,074)	(4)	$8,540
Magazine publishing allowance for newsstand returns	2,313	164	(5)	45		(2,522)	(6)	—
Sales returns accrual	1,244	19,176		—		(19,212)		1,208
Deferred tax valuation allowance	60,783	8,864	(7)	(7,294)	(8)	—		62,353
Other reserves	1,925							2,518
2012
Allowance for doubtful accounts and revenue reserves	$7,309	$12,237	(1)	$654		$(11,425)	(4)	$8,775
Magazine publishing allowance for newsstand returns	—	10,426	(5)	33		(8,146)	(6)	2,313
Sales returns accrual	1,020	17,728		—		(17,504)		1,244
Deferred tax valuation allowance	45,084	9,320	(9)	6,379	(3)	—		60,783
Other reserves	2,119							1,925
_________________________________________________________

(1)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(2)	Amount is primarily related to other-than-temporary impairment charges for certain cost method investments and an increase in federal net operating losses, foreign tax credits, and state tax credits.

(3)	Amount is primarily related to unbenefited unrealized losses on available-for-sale marketable equity securities included in accumulated other comprehensive income.

(4)	Write-off of fully reserved accounts receivable.

(5)
Additions to the magazine publishing allowance for newsstand returns are related to magazine publishing at Newsweek and are charged against revenue. The Newsweek print business was transitioned to a digital only publication in December 2012 (and was subsequently sold in August 2013).

(6)	Amount represents returns of magazines at Newsweek. The Newsweek print business was transitioned to a digital only publication in December 2012 (and was subsequently sold in August 2013).

(7)	Amount is primarily related to foreign and federal net operating losses, partially offset by a decrease in deferred tax assets for investments in subsidiaries and available-for-sale securities.

(8)	Amount is primary related to the release of a valuation allowance on unrealized gains on available-for-sale securities included in accumulated other comprehensive income.

(9)
Amount is primarily related to an unbenefited other-than-temporary impairment charge related to a long-term marketable equity security, an increase in deferred tax assets for investments in subsidiaries and an increase in federal net operating losses.