Form 10-Q
period 2015-03-31
IAC/INTERACTIVECORP
filed 2015-05-01
CIK 891103

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 1, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 24, 2015, the following shares of the registrant's common stock were outstanding:

Common Stock	76,278,660
Class B Common Stock	5,789,499
Total outstanding Common Stock	82,068,159
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 24, 2015 was $5,469,956,006. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$671,597	$990,405
Marketable securities	205,621	160,648
Accounts receivable, net of allowance of $13,128 and $12,437, respectively	232,464	236,086
Other current assets	184,261	166,742
Total current assets	1,293,943	1,553,881

Property and equipment, net of accumulated depreciation and amortization of $291,091 and $279,534, respectively	297,956	302,459
Goodwill	1,720,901	1,754,926
Intangible assets, net of accumulated amortization of $102,995 and $98,937, respectively	469,552	491,936
Long-term investments	123,679	114,983
Other non-current assets	52,074	56,693
TOTAL ASSETS	$3,958,105	$4,274,878

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$83,446	$81,163
Deferred revenue	214,476	194,988
Accrued expenses and other current liabilities	327,830	397,803
Total current liabilities	625,752	673,954

Long-term debt	1,080,000	1,080,000
Income taxes payable	29,300	32,635
Deferred income taxes	407,784	409,529
Other long-term liabilities	34,260	45,191

Redeemable noncontrolling interests	28,295	40,427

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 252,899,453 and 252,170,058 shares, respectively and outstanding 76,130,186 and 78,356,057 shares, respectively	253	252
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,434,220	11,415,617
Retained earnings	322,848	325,118
Accumulated other comprehensive loss	(143,273)	(87,700)
Treasury stock 187,137,267 and 184,182,001 shares, respectively	(9,861,350)	(9,661,350)
Total IAC shareholders' equity	1,752,714	1,991,953
Noncontrolling interests	—	1,189
Total shareholders' equity	1,752,714	1,993,142
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,958,105	$4,274,878

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Revenue	$772,512	$740,247
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	191,553	209,234
Selling and marketing expense	357,666	298,599
General and administrative expense	114,794	95,089
Product development expense	45,257	38,816
Depreciation	15,568	14,818
Amortization of intangibles	12,555	11,979
Total operating costs and expenses	737,393	668,535
Operating income	35,119	71,712
Interest expense	(14,064)	(14,064)
Other income (expense), net	6,988	(1,958)
Earnings from continuing operations before income taxes	28,043	55,690
Income tax provision	(6,180)	(21,385)
Earnings from continuing operations	21,863	34,305
Earnings (loss) from discontinued operations, net of tax	125	(814)
Net earnings	21,988	33,491
Net loss attributable to noncontrolling interests	4,417	2,394
Net earnings attributable to IAC shareholders	$26,405	$35,885

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.31	$0.44
Diluted earnings per share from continuing operations	$0.30	$0.42
Basic earnings per share	$0.32	$0.44
Diluted earnings per share	$0.30	$0.41

Dividends declared per share	$0.34	$0.24

Stock-based compensation expense by function:
Cost of revenue	$245	$(8)
Selling and marketing expense	1,723	196
General and administrative expense	14,598	7,952
Product development expense	2,345	1,473
Total stock-based compensation expense	$18,911	$9,613
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net earnings	$21,988	$33,491
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(56,614)	5,377
Change in unrealized gains and losses of available-for-sale securities (net of tax benefits of $56 of 2015 and $573 in 2014)	634	(111)
Total other comprehensive (loss) income, net of tax	(55,980)	5,266
Comprehensive (loss) income	(33,992)	38,757
Comprehensive loss attributable to noncontrolling interests	4,824	2,477
Comprehensive (loss) income attributable to IAC shareholders	$(29,168)	$41,234
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2014	$40,427	$252	252,170	$16	16,157	$11,415,617	$325,118	$(87,700)	$(9,661,350)	$1,991,953	$1,189	$1,993,142
Net (loss) earnings for the three months ended March 31, 2015	(4,417)	—	—	—	—	—	26,405	—	—	26,405	—	26,405
Other comprehensive loss, net of tax	(407)	—	—	—	—	—	—	(55,573)	—	(55,573)	—	(55,573)
Stock-based compensation expense	1,033	—	—	—	—	17,878	—	—	—	17,878	—	17,878
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	1	729	—	—	(10,388)	—	—	—	(10,387)	—	(10,387)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	16,838	—	—	—	16,838	—	16,838
Dividends	—	—	—	—	—	—	(28,675)	—	—	(28,675)	—	(28,675)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(200,000)	(200,000)	—	(200,000)
Purchase of redeemable noncontrolling interests	(15,338)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	5,725	—	—	—	—	(5,725)	—	—	—	(5,725)	—	(5,725)
Transfer from noncontrolling interests to redeemable noncontrolling interests	1,189	—	—	—	—	—	—	—	—	—	(1,189)	(1,189)
Other	83	—	—	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2015	$28,295	$253	252,899	$16	16,157	$11,434,220	$322,848	$(143,273)	$(9,861,350)	$1,752,714	$—	$1,752,714
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$21,988	$33,491
Less: earnings (loss) from discontinued operations, net of tax	125	(814)
Earnings from continuing operations	21,863	34,305
Adjustments to reconcile earnings from continuing operations to net cash (used in) provided by operating activities attributable to continuing operations:
Stock-based compensation expense	18,911	9,613
Depreciation	15,568	14,818
Amortization of intangibles	12,555	11,979
Excess tax benefits from stock-based awards	(16,846)	(24,203)
Deferred income taxes	867	3,799
Equity in losses of unconsolidated affiliates	283	1,935
Acquisition-related contingent consideration fair value adjustments	(6,996)	(27)
Other adjustments, net	(476)	3,985
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,847)	(20,387)
Other assets	6,775	(4,100)
Accounts payable and other current liabilities	(33,420)	(11,655)
Income taxes payable	(41,359)	6,697
Deferred revenue	23,001	16,917
Other changes in assets and liabilities, net	(689)	(1,035)
Net cash (used in) provided by operating activities attributable to continuing operations	(3,810)	42,641
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(5,709)	(77,981)
Capital expenditures	(12,876)	(9,721)
Proceeds from maturities and sales of marketable debt securities	6,050	—
Purchases of marketable debt securities	(47,930)	(32,848)
Purchases of long-term investments	(8,345)	(7,861)
Other, net	2,843	(157)
Net cash used in investing activities attributable to continuing operations	(65,967)	(128,568)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(200,000)	—
Dividends	(28,675)	(20,004)
Issuance of common stock, net of withholding taxes	(10,339)	920
Excess tax benefits from stock-based awards	16,846	24,203
Purchase of noncontrolling interests	(15,338)	(30,000)
Funds returned from escrow for Meetic tender offer	—	12,354
Acquisition-related contingent consideration payment	(180)	—
Other, net	110	(295)
Net cash used in financing activities attributable to continuing operations	(237,576)	(12,822)
Total cash used in continuing operations	(307,353)	(98,749)
Effect of exchange rate changes on cash and cash equivalents	(11,455)	1,616
Net decrease in cash and cash equivalents	(318,808)	(97,133)
Cash and cash equivalents at beginning of period	990,405	1,100,444
Cash and cash equivalents at end of period	$671,597	$1,003,311

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2015 and 2014, revenue earned from Google is $339.6 million and $355.6 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $111.7 million and $118.7 million at March 31, 2015 and December 31, 2014, respectively.
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. The new guidance is effective for reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or cumulative effect approach to adopt ASU No. 2014-09. In April 2015, the FASB announced a proposal to defer the effective date by one year, with early adoption on the original effective date permitted. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method and timing of adoption.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—INCOME TAXES
At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or the liabilities for uncertain tax positions is recognized in the interim period in which the change occurs.
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
For the three months ended March 31, 2015, the Company recorded an income tax provision for continuing operations of $6.2 million, which represents an effective income tax rate of 22%. The effective rate for the three months ended March 31, 2015 is lower than the statutory rate of 35% due principally to the non-taxable gain on contingent consideration fair value adjustments in the current year period and a reduction in tax reserves and related interest due to the expiration of statutes of limitations. For the three months ended March 31, 2014, the Company recorded an income tax provision for continuing operations of $21.4 million, which represents an effective income tax rate of 38%. The effective rate for the three months ended March 31, 2014 is higher than the statutory rate of 35% due primarily to interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for continuing operations for the three months ended March 31, 2015 and 2014, is a $0.1 million benefit and a $1.6 million provision, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At March 31, 2015 and December 31, 2014, the Company has accrued $2.5 million and $2.8 million, respectively, for the payment of interest. At March 31, 2015 and December 31, 2014, the Company has accrued $2.3 million and $2.9 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. Various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for uncertain tax positions and the amounts owed by the Company are recorded in the period they become known.
At March 31, 2015 and December 31, 2014, unrecognized tax benefits, including interest, are $30.4 million and $33.2 million, respectively. If unrecognized tax benefits at March 31, 2015 are subsequently recognized, $28.1 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $7.8 million within twelve months of March 31, 2015 primarily due to expirations of statutes of limitations; $7.4 million of which would reduce the income tax provision for continuing operations.
NOTE 3—MARKETABLE SECURITIES
At March 31, 2015, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$204,450	$310	$(60)	$204,700
Equity security	98	823	—	921
Total marketable securities	$204,548	$1,133	$(60)	$205,621
All of the Company’s marketable debt securities are rated investment grade. The gross unrealized losses on the marketable debt securities relate principally to changes in interest rates. Because the Company does not intend to sell any marketable debt securities and it is not more likely than not that the Company will be required to sell any marketable debt securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider any of its marketable debt securities to be other-than-temporarily impaired at March 31, 2015.
At December 31, 2014, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$159,418	$34	$(255)	$159,197
Equity security	98	1,353	—	1,451
Total marketable securities	$159,516	$1,387	$(255)	$160,648
The unrealized gains and losses in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The contractual maturities of debt securities classified as current available-for-sale at March 31, 2015 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$69,218	$69,220
Due after one year through five years	135,232	135,480
Total	$204,450	$204,700
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$6,050	$—
There were no gross realized gains or losses from the maturities and sales of available-for-sale marketable securities for the three months ended March 31, 2015 and 2014.
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$107,661	$—	$—	$107,661
Commercial paper	—	204,236	—	204,236
Time deposits	—	34,004	—	34,004
Marketable securities:
Corporate debt securities	—	204,700	—	204,700
Equity security	921	—	—	921
Long-term investments:
Auction rate security	—	—	6,190	6,190
Marketable equity security	7,924	—	—	7,924
Total	$116,506	$442,940	$6,190	$565,636

Liabilities:
Contingent consideration arrangements	$—	$—	$(20,964)	$(20,964)

	December 31, 2014
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$174,720	$—	$—	$174,720
Commercial paper	—	388,801	—	388,801
Time deposits	—	42,914	—	42,914
Marketable securities:
Corporate debt securities	—	159,197	—	159,197
Equity security	1,451	—	—	1,451
Long-term investments:
Auction rate security	—	—	6,070	6,070
Marketable equity security	7,410	—	—	7,410
Total	$183,581	$590,912	$6,070	$780,563

Liabilities:
Contingent consideration arrangements	$—	$—	$(30,140)	$(30,140)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2015		2014
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$6,070	$(30,140)	$8,920	$(45,828)
Total net gains (losses):
Included in earnings	—	7,626	—	27
Included in other comprehensive income (loss)	120	1,733	230	(363)
Fair value at date of acquisition	—	(363)	—	(2,835)
Settlements	—	180	—	241
Balance at March 31	$6,190	$(20,964)	$9,150	$(48,758)
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $3.8 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At March 31, 2015, the auction rate security is rated BBB- and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at March 31, 2015, due to its credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent Consideration Arrangements
As of March 31, 2015, there are nine contingent consideration arrangements related to business acquisitions. Eight of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements is $189.0 million and the fair value of these arrangements at March 31, 2015 is $20.5 million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $0.5 million at March 31, 2015. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly average users. The Company typically determines the fair value of the contingent consideration arrangements by using a probability-weighted analysis to determine the amount of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the obligation. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The contingent consideration arrangements fair values at March 31, 2015 reflect discount rates ranging from 15-25%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at March 31, 2015 includes a current portion of $11.7 million and non-current portion of $9.2 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At March 31, 2015 and December 31, 2014, the carrying values of the Company's investments accounted for under the cost method totaled $99.3 million and $90.9 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Long-term marketable equity securities
The cost basis of the Company's long-term marketable equity security at March 31, 2015 and December 31, 2014 is $8.7 million, with gross unrealized losses of $0.7 million and $1.2 million, respectively. The gross unrealized losses at March 31, 2015 and December 31, 2014 are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$(1,080,000)	$(1,100,002)	$(1,080,000)	$(1,099,813)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2015	December 31, 2014
	(In thousands)
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	$500,000	$500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035; interest payable each March 1 and September 1, which commenced March 1, 2006	80,000	80,000
Total long-term debt	$1,080,000	$1,080,000
The 2013 and 2012 Senior Notes were issued on November 15, 2013 and December 21, 2012, respectively. On December 21, 2012, the Company entered into a $300 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is 30 basis points. At March 31, 2015 and December 31, 2014, there are no outstanding borrowings under the revolving credit facility.
The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes and IAC's obligation under the revolving credit facility; IAC's obligation under the revolving credit facility is also secured by the stock of certain of our domestic and foreign subsidiaries. See Note 10 for guarantor and non-guarantor financial information.
The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur additional indebtedness. As of March 31, 2015, the Company was in compliance with all of these covenants.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income. There have been no amounts reclassified out of accumulated other comprehensive loss into earnings for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31	$(86,848)	$(852)	$(87,700)
Other comprehensive (loss) income, net of tax provision of $0.1 million related to unrealized gains on available-for-sale securities	(56,334)	761	(55,573)
Balance as of March 31	$(143,182)	$(91)	$(143,273)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of December 31	$(20,352)	$7,306	$(13,046)
Other comprehensive income, net of tax provision of $0.6 million related to unrealized gains on available-for-sale securities	5,220	129	5,349
Balance as of March 31	$(15,132)	$7,435	$(7,697)

NOTE 7—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended March 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$21,863	$21,863	$34,305	$34,305
Net loss attributable to noncontrolling interests	4,417	4,417	2,394	2,394
Earnings from continuing operations attributable to IAC shareholders	26,280	26,280	36,699	36,699
Earnings (loss) from discontinued operations attributable to IAC shareholders	125	125	(814)	(814)
Net earnings attributable to IAC shareholders	$26,405	$26,405	$35,885	$35,885

Denominator:
Weighted average basic shares outstanding	83,453	83,453	82,484	82,484
Dilutive securities including stock options and RSUs(a)	—	5,305	—	4,720
Denominator for earnings per share—weighted average shares(a)	83,453	88,758	82,484	87,204

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.31	$0.30	$0.44	$0.42
Discontinued operations	0.01	—	—	(0.01)
Earnings per share	$0.32	$0.30	$0.44	$0.41
_________________________________________

(a) If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2015 approximately 2.0 million shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2014, there are no securities that are excluded from the calculation of diluted earnings per share.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenue:
Search & Applications	$382,898	$398,035
The Match Group	239,211	211,187
Media	43,612	36,355
eCommerce	107,010	94,842
Inter-segment elimination	(219)	(172)
Total	$772,512	$740,247

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating Income (Loss):
Search & Applications	$64,300	$70,337
The Match Group	25,312	39,803
Media	(15,352)	(8,566)
eCommerce	(6,854)	(1,561)
Corporate	(32,287)	(28,301)
Total	$35,119	$71,712

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Adjusted EBITDA:
Search & Applications	$78,901	$82,071
The Match Group	25,856	47,430
Media	(14,583)	(7,864)
eCommerce	(3,137)	2,804
Corporate	(11,880)	(16,346)
Total	$75,157	$108,095
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenue:
United States	$570,013	$504,403
All other countries	202,499	235,844
Total	$772,512	$740,247

	March 31, 2015	December 31, 2014
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$279,606	$281,879
All other countries	18,350	20,580
Total	$297,956	$302,459
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and goodwill and intangible asset impairments and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.
The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments:

	Three Months Ended March 31, 2015
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$78,901	$—	$(3,616)	$(6,965)	$(4,020)	$64,300
The Match Group	25,856	(613)	(7,065)	(3,877)	11,011	25,312
Media	(14,583)	(147)	(204)	(423)	5	(15,352)
eCommerce	(3,137)	(420)	(2,007)	(1,290)	—	(6,854)
Corporate	(11,880)	(17,731)	(2,676)	—	—	(32,287)
Total	$75,157	$(18,911)	$(15,568)	$(12,555)	$6,996	$35,119

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2014
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$82,071	$—	$(4,465)	$(7,269)	$—	$70,337
The Match Group	47,430	(17)	(5,800)	(1,837)	27	39,803
Media	(7,864)	(164)	(282)	(256)	—	(8,566)
eCommerce	2,804	—	(1,748)	(2,617)	—	(1,561)
Corporate	(16,346)	(9,432)	(2,523)	—	—	(28,301)
Total	$108,095	$(9,613)	$(14,818)	$(11,979)	$27	$71,712
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
NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at March 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$468,857	$—	$202,740	$—	$671,597
Marketable securities	204,700	—	921	—	205,621
Accounts receivable, net	17	156,409	76,038	—	232,464
Other current assets	41,743	93,861	54,186	(5,529)	184,261
Intercompany receivables	—	1,732,085	982,713	(2,714,798)	—
Property and equipment, net	5,511	229,513	62,932	—	297,956
Goodwill	—	1,250,200	470,701	—	1,720,901
Intangible assets, net	—	319,502	150,050	—	469,552
Investment in subsidiaries	5,056,128	916,116	—	(5,972,244)	—
Other non-current assets	44,460	21,042	112,382	(2,131)	175,753
Total assets	$5,821,416	$4,718,728	$2,112,663	$(8,694,702)	$3,958,105

Accounts payable, trade	$3,954	$56,934	$22,558	$—	$83,446
Other current liabilities	44,152	318,375	180,402	(623)	542,306
Long-term debt	1,000,000	80,000	—	—	1,080,000
Income taxes payable	909	4,777	23,614	—	29,300
Intercompany liabilities	2,714,798	—	—	(2,714,798)	—
Other long-term liabilities	304,889	104,257	39,935	(7,037)	442,044
Redeemable noncontrolling interests	—	—	28,295	—	28,295
IAC shareholders' equity	1,752,714	4,154,385	1,817,859	(5,972,244)	1,752,714
Total liabilities and shareholders' equity	$5,821,416	$4,718,728	$2,112,663	$(8,694,702)	$3,958,105

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2014:

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$594,801	$180,360	$(2,649)	$772,512
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	245	119,741	71,764	(197)	191,553
Selling and marketing expense	1,055	288,625	70,396	(2,410)	357,666
General and administrative expense	24,064	65,753	25,019	(42)	114,794
Product development expense	2,177	31,134	11,946	—	45,257
Depreciation	401	11,580	3,587	—	15,568
Amortization of intangibles	—	6,270	6,285	—	12,555
Total operating costs and expenses	27,942	523,103	188,997	(2,649)	737,393
Operating (loss) income	(27,942)	71,698	(8,637)	—	35,119
Equity in earnings of unconsolidated affiliates	54,124	3,696	—	(57,820)	—
Interest expense	(12,990)	(1,046)	(28)	—	(14,064)
Other (expense) income, net	(9,353)	11,392	4,949	—	6,988
Earnings (loss) from continuing operations before income taxes	3,839	85,740	(3,716)	(57,820)	28,043
Income tax benefit (provision)	22,441	(31,796)	3,175	—	(6,180)
Earnings (loss) from continuing operations	26,280	53,944	(541)	(57,820)	21,863
Earnings from discontinued operations, net of tax	125	—	—	—	125
Net earnings (loss)	26,405	53,944	(541)	(57,820)	21,988
Net loss attributable to noncontrolling interests	—	—	4,417	—	4,417
Net earnings attributable to IAC shareholders	$26,405	$53,944	$3,876	$(57,820)	$26,405
Comprehensive (loss) income attributable to IAC shareholders	$(29,168)	$48,159	$(52,868)	$4,709	$(29,168)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$546,326	$196,907	$(2,986)	$740,247
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	(28)	129,301	80,921	(960)	209,234
Selling and marketing expense	192	236,341	63,764	(1,698)	298,599
General and administrative expense	22,446	45,675	26,955	13	95,089
Product development expense	1,471	27,096	10,590	(341)	38,816
Depreciation	329	9,561	4,928	—	14,818
Amortization of intangibles	—	9,001	2,978	—	11,979
Total operating costs and expenses	24,410	456,975	190,136	(2,986)	668,535
Operating (loss) income	(24,410)	89,351	6,771	—	71,712
Equity in earnings of unconsolidated affiliates	54,297	932	—	(55,229)	—
Interest expense	(12,985)	(1,042)	(37)	—	(14,064)
Other income (expense), net	9,685	(10,527)	(1,116)	—	(1,958)
Earnings from continuing operations before income taxes	26,587	78,714	5,618	(55,229)	55,690
Income tax benefit (provision)	10,112	(29,944)	(1,553)	—	(21,385)
Earnings from continuing operations	36,699	48,770	4,065	(55,229)	34,305
Loss from discontinued operations, net of tax	(814)	—	(13)	13	(814)
Net earnings	35,885	48,770	4,052	(55,216)	33,491
Net loss attributable to noncontrolling interests	—	—	2,394	—	2,394
Net earnings attributable to IAC shareholders	$35,885	$48,770	$6,446	$(55,216)	$35,885
Comprehensive income attributable to IAC shareholders	$41,234	$49,153	$10,115	$(59,268)	$41,234

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(53,803)	$87,776	$(37,783)	$(3,810)
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(3,002)	(2,707)	(5,709)
Capital expenditures	(935)	(8,530)	(3,411)	(12,876)
Proceeds from maturities and sales of marketable debt securities	6,050	—	—	6,050
Purchases of marketable debt securities	(47,930)	—	—	(47,930)
Purchases of long-term investments	—	—	(8,345)	(8,345)
Other, net	3,615	(356)	(416)	2,843
Net cash used in investing activities attributable to continuing operations	(39,200)	(11,888)	(14,879)	(65,967)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(200,000)	—	—	(200,000)
Dividends	(28,675)	—	—	(28,675)
Issuance of common stock, net of withholding taxes	(10,339)	—	—	(10,339)
Excess tax benefits from stock-based awards	16,715	—	131	16,846
Purchase of noncontrolling interests	—	—	(15,338)	(15,338)
Acquisition-related contingent consideration payment	—	(180)	—	(180)
Intercompany	18,083	(76,739)	58,656	—
Other, net	—	—	110	110
Net cash (used in) provided by financing activities attributable to continuing operations	(204,216)	(76,919)	43,559	(237,576)
Total cash used in continuing operations	(297,219)	(1,031)	(9,103)	(307,353)
Effect of exchange rate changes on cash and cash equivalents	—	10	(11,465)	(11,455)
Net decrease in cash and cash equivalents	(297,219)	(1,021)	(20,568)	(318,808)
Cash and cash equivalents at beginning of period	766,076	1,021	223,308	990,405
Cash and cash equivalents at end of period	$468,857	$—	$202,740	$671,597

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(29,300)	$72,253	$(312)	$42,641
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(54,483)	(23,498)	(77,981)
Capital expenditures	(985)	(5,931)	(2,805)	(9,721)
Purchases of marketable debt securities	(32,848)	—	—	(32,848)
Purchases of long-term investments	(3,000)	(3,286)	(1,575)	(7,861)
Other, net	2	—	(159)	(157)
Net cash used in investing activities attributable to continuing operations	(36,831)	(63,700)	(28,037)	(128,568)
Cash flows from financing activities attributable to continuing operations:
Dividends	(20,004)	—	—	(20,004)
Issuance of common stock, net of withholding taxes	920	—	—	920
Excess tax benefits from stock-based awards	15,610	—	8,593	24,203
Purchase of noncontrolling interests	—	(30,000)	—	(30,000)
Funds returned from escrow for Meetic tender offer	—	—	12,354	12,354
Intercompany	(41,436)	21,448	19,988	—
Other, net	(374)	—	79	(295)
Net cash (used in) provided by financing activities attributable to continuing operations	(45,284)	(8,552)	41,014	(12,822)
Total cash (used in) provided by continuing operations	(111,415)	1	12,665	(98,749)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	1,617	1,616
Net (decrease) increase in cash and cash equivalents	(111,415)	—	14,282	(97,133)
Cash and cash equivalents at beginning of period	782,022	—	318,422	1,100,444
Cash and cash equivalents at end of period	$670,607	$—	$332,704	$1,003,311

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
For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2014.
A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2015 and 2014, revenue earned from Google is $339.6 million and $355.6 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment.
Factors Affecting Results
For the three months ended March 31, 2015, the Company delivered 4% revenue growth; however, Adjusted EBITDA and operating income declined 30% and 51%, respectively. The revenue increase was driven by solid growth from The Match Group, Media and eCommerce, partially offset by a modest decrease at Search & Applications; while declines in Adjusted EBITDA and operating income were driven by increased investment at The Match Group, Media and eCommerce and lower revenue at Search & Applications, partially offset by lower Corporate expenses.
Revenue from The Match Group segment benefited from the contributions of The Princeton Review, which was acquired on August 1, 2014, and FriendScout24, which was acquired on August 31, 2014, and increased Dating paid subscribers, partially offset by foreign exchange effects. Within Media and eCommerce, additional investments in marketing and headcount at Vimeo and HomeAdvisor, respectively, increased its revenue and losses. The revenue from Search & Applications decreased due primarily to a decline at Websites.
The Match Group Adjusted EBITDA decreased due to increased investment in marketing, losses from The Princeton Review and $3.3 million of costs in the current year related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses. Adjusted EBITDA from Search & Applications decreased due to lower revenue and the impact of the write-off of $2.3 million of deferred revenue in connection with the acquisition of SlimWare, which was acquired on April 1, 2014.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014
Revenue

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Search & Applications	$382,898	$(15,137)	(4)%	$398,035
The Match Group	239,211	28,024	13%	211,187
Media	43,612	7,257	20%	36,355
eCommerce	107,010	12,168	13%	94,842
Inter-segment elimination	(219)	(47)	(27)%	(172)
Total	$772,512	$32,265	4%	$740,247
Search & Applications revenue decreased 4% reflecting declines from Websites (which is principally composed of Ask.com, About.com, CityGrid, Dictionary.com, Investopedia, PriceRunner and Ask.fm) and Applications (which includes our direct-to-consumer downloadable desktop search and mobile applications operations ("B2C") and our partnership operations ("B2B")). Websites revenue decreased 7% to $189.7 million due primarily to a decline in revenue at Ask.com, partially offset by strong growth at About.com. Applications revenue decreased 1% to $193.2 million due to lower queries from our B2B operations, partially offset by strength from our B2C operations, including query growth in our desktop search applications, as well as the contribution from mobile applications (via our acquisition of Apalon on November 3, 2014) and SlimWare.
The Match Group revenue increased 13%, or 19% excluding the effects of foreign exchange, driven by a 2% increase in Dating revenue and 372% increase in non-dating revenue. Dating North America (which includes Match, Chemistry, People Media, OkCupid, Tinder and other dating businesses operating within the United States and Canada) revenue increased 8% to $145.2 million driven by a 13% increase in paid subscribers. This increase in Dating North America revenue was partially offset by an 8% decrease in Dating International (which includes Meetic, Tinder's international operations and all other dating businesses operating outside of the United States and Canada) revenue, despite a 21% increase in paid subscribers, due to foreign exchange effects. Excluding foreign exchange effects, total Dating revenue and Dating International revenue would have increased 8% and 9%, respectively. Non-dating (consisting of The Princeton Review, Tutor.com and DailyBurn) revenue benefited from the acquisition of The Princeton Review.
Media revenue increased 20% due principally to the contribution from IAC Films and solid growth at Vimeo. IAC Films released the movie While We're Young in theaters in March 2015.
eCommerce revenue increased 13% due to 24% growth at HomeAdvisor driven by domestic revenue and service requests increasing 34% and 38%, respectively.
Cost of revenue

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$191,553	$(17,681)	(8)%	$209,234
As a percentage of revenue	25%			28%
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

Cost of revenue in 2015 decreased from 2014 due to a decrease of $37.1 million from Search & Applications, partially offset by increases of $13.1 million from The Match Group and $7.1 million from Media.

•	The Search & Applications decrease was primarily due to a reduction of $38.2 million in traffic acquisition costs driven by a decline in revenue at Ask.com and our B2B operations.

•
The Match Group increase was primarily due to the acquisition of The Princeton Review and increases in revenue share payments made in connection with in-app purchases sold through Dating's mobile products and hosting fees.

•	The Media increase was primarily due to production costs at IAC Films related to the release of the movie While We’re Young in March 2015.
Selling and marketing expense

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Selling and marketing expense	$357,666	$59,067	20%	$298,599
As a percentage of revenue	46%			40%
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
Selling and marketing expense in 2015 increased from 2014 due to increases of $21.9 million from Search & Applications, $15.7 million from eCommerce, $15.3 million from The Match Group and $5.4 million from Media.

•
The Search & Applications increase was primarily due to a $22.6 million increase in online marketing, which was primarily related to the growth in About.com and the acquisition of SlimWare, partially offset by a decline at Ask.com.

•
The eCommerce increase was primarily due to increases of $9.9 million in offline and online marketing principally related to HomeAdvisor and $5.3 million in compensation due, in part, to increased headcount at HomeAdvisor.

•	The Match Group increase was primarily due to an increase of $11.9 million in online and offline marketing at Dating and DailyBurn and the acquisition of The Princeton Review.

•	The Media increase was primarily due to an increase of $4.4 million in online marketing at Vimeo.
General and administrative expense

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
General and administrative expense	$114,794	$19,705	21%	$95,089
As a percentage of revenue	15%			13%
General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.
General and administrative expense in 2015 increased from 2014 due to increases of $7.1 million from The Match Group, $6.9 million from Search & Applications, $2.9 million from eCommerce and $2.0 million from Corporate.

•
The Match Group increase was primarily due to the acquisition of The Princeton Review, a $3.9 million benefit in the prior year related to the expiration of the statute of limitations for a non-income tax matter, an increase in compensation and costs in the current year related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses, partially offset by a decrease of $11.0 million in acquisition-related contingent consideration fair value adjustments. The increase in compensation was primarily due to an increase in headcount due, in part, to the acquisition of FriendScout24.

•	The Search & Applications increase was primarily due to acquisitions and $4.0 million in acquisition-related contingent consideration fair value adjustments.

•	The eCommerce increase was primarily due to increases in compensation and employee-related costs as a result of increased headcount, and an increase in bad debt expense at HomeAdvisor.

•
The Corporate increase was primarily due to an increase in compensation expense, as a result of an increase in stock-based compensation, which was driven by a higher number of forfeited awards in the prior year and the impact of a modification of certain awards in the current year.

Product development expense

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Product development expense	$45,257	$6,441	17%	$38,816
As a percentage of revenue	6%			5%
Product development expense consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
Product development expense in 2015 increased from 2014 due to increases of $3.7 million from The Match Group, $0.9 million from eCommerce and $0.8 million from Media.

•	The Match Group increase is primarily related to an increase in compensation.

•	The eCommerce increase is primarily related to an increase in compensation at HomeAdvisor due, in part, to increased headcount.

•	The Media increase is primarily due to increased headcount at Vimeo.
Depreciation

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Depreciation	$15,568	$750	5%	$14,818
As a percentage of revenue	2%			2%
Depreciation in 2015 increased from 2014 primarily due to acquisitions.

Adjusted EBITDA

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Search & Applications	$78,901	$(3,170)	(4)%	$82,071
The Match Group	25,856	(21,574)	(45)%	47,430
Media	(14,583)	(6,719)	(85)%	(7,864)
eCommerce	(3,137)	(5,941)	NM	2,804
Corporate	(11,880)	4,466	27%	(16,346)
Total	$75,157	$(32,938)	(30)%	$108,095

As a percentage of revenue	10%			15%
________________________
NM = not meaningful
Refer to Note 8 to the consolidated financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment.
Search & Applications Adjusted EBITDA decreased 4% due primarily to lower revenue, increases in selling and marketing expense and general and administrative expense and losses related to the acquisition of SlimWare, partially offset by a decrease in cost of revenue. The loss from SlimWare was due to the write-off of $2.3 million of deferred revenue in connection with its acquisition on April 1, 2014. The increase in selling and marketing expense was primarily due to an increase in online marketing related to About.com, partially offset by a decline at Ask.com. The increase in general and administrative expense was primarily due to acquisitions. The decrease in cost of revenue was primarily due to a decrease in traffic acquisition costs driven from lower revenue from Ask.com and our B2B operations.
The Match Group Adjusted EBITDA decreased 45% despite higher revenue, primarily due to losses from The Princeton Review, which was not in the prior year period, $3.3 million of costs in the current year related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses and higher selling and marketing expense, cost of revenue, general and administrative expense and product development expense. The increase in selling and marketing expense was primarily due to an increase in online and offline marketing at Dating and DailyBurn. The increase in cost of revenue was primarily due to increases in revenue share payments made in connection with in-app purchases sold through Dating's mobile products and hosting fees. The increase in general and administrative expense was primarily due to an increase in compensation and a $3.9 million benefit in the prior year related to the expiration of the statute of limitations for a non-income tax matter. The increase in product development is primarily due to an increase in compensation.
Media Adjusted EBITDA loss was larger than the prior year, despite higher revenue, primarily due to increased investment in online marketing and increased headcount at Vimeo.
eCommerce Adjusted EBITDA flipped to a loss in the current year, despite higher revenue, principally due to an increased investment in offline and online marketing at HomeAdvisor.
Corporate Adjusted EBITDA loss decreased due to lower compensation.

Operating income (loss)

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Search & Applications	$64,300	$(6,037)	(9)%	$70,337
The Match Group	25,312	(14,491)	(36)%	39,803
Media	(15,352)	(6,786)	(79)%	(8,566)
eCommerce	(6,854)	(5,293)	(339)%	(1,561)
Corporate	(32,287)	(3,986)	(14)%	(28,301)
Total	$35,119	$(36,593)	(51)%	$71,712

As a percentage of revenue	5%			10%
Operating income in 2015 decreased from 2014 due to the decrease of $32.9 million in Adjusted EBITDA described above and increases of $9.3 million in stock-based compensation, $0.8 million in depreciation and $0.6 million in amortization of intangibles, partially offset by a decrease of $7.0 million in acquisition-related contingent consideration fair value adjustments. The increase in stock-based compensation was primarily due to a higher number of forfeited awards in the prior year and the impact of a modification of certain awards in the current year. The decrease in acquisition-related contingent consideration fair value adjustments was the result of an update of the future forecast of earnings and operating metrics related to certain acquired businesses.
At March 31, 2015, there was $189.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Interest expense

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Interest expense	$(14,064)	$—	—%	$(14,064)
Interest expense relates to our 4.875% Senior Notes due November 30, 2018 ("2013 Senior Notes"), 4.75% Senior Notes due December 21, 2012 ("2012 Senior Notes") and 5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035 ("Liberty Bonds").
Other income (expense), net

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Other income (expense), net	$6,988	$8,946	NM	$(1,958)
Other income, net in 2015 primarily includes net foreign currency exchange gains and reduced losses associated with our equity method investments.
Other expense, net in 2014 primarily includes losses associated with our equity method investments.

Income tax provision

	Three Months Ended March 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Income tax provision	$(6,180)	NM	NM	$(21,385)
Effective income tax rate	22%			38%
The 2015 effective income tax rate is lower than the statutory rate of 35% due primarily to the non-taxable gain on contingent consideration fair value adjustments in the current year period and a reduction in tax reserves and related interest due to the expiration of statutes of limitations. The 2014 effective income tax rate is higher than the statutory rate of 35% due primarily to interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations for the three months ended March 31, 2015 and 2014, is a $0.1 million benefit and a $1.6 million provision, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At March 31, 2015 and December 31, 2014, the Company has accrued $2.5 million and $2.8 million, respectively, for the payment of interest. At March 31, 2015 and December 31, 2014, the Company has accrued $2.3 million and $2.9 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. Various other jurisdictions are open to examination for various tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for uncertain tax positions and the amounts owed by the Company are recorded in the period they become known.
At March 31, 2015 and December 31, 2014, unrecognized tax benefits, including interest, are $30.4 million and $33.2 million, respectively. If unrecognized tax benefits at March 31, 2015 are subsequently recognized, $28.1 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $7.8 million within twelve months of March 31, 2015 primarily due to expirations of statutes of limitations; $7.4 million of which would reduce the income tax provision for continuing operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	March 31, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents:
United States (1)	$470,698	$770,050
All other countries (2)	200,899	220,355
Marketable securities (United States) (3)	205,621	160,648
Total cash and cash equivalents and marketable securities	$877,218	$1,151,053

Long-term debt:
2013 Senior Notes due November 30, 2018	$500,000	$500,000
2012 Senior Notes due December 15, 2022	500,000	500,000
Liberty Bonds due September 1, 2035	80,000	80,000
Total long-term debt	$1,080,000	$1,080,000
(1) Domestically, cash equivalents primarily consist of commercial paper rated A2/P2 or better and AAA rated money market funds.
(2) Internationally, cash equivalents primarily consist of AAA rated money market funds and time deposits. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated; however, under current law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax because the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.
(3) Marketable securities consist of short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in equity securities as part of its investment strategy.
Cash Flow Information
In summary, the Company's cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash (used in) provided by operating activities	$(3,810)	$42,641
Net cash used in investing activities	(65,967)	(128,568)
Net cash used in financing activities	(237,576)	(12,822)
2015
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including stock-based compensation expense, depreciation, amortization of intangibles, asset impairment charges, excess tax benefits from stock-based awards, deferred income taxes, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments and the effect of changes in working capital. Net cash used in operating activities attributable to continuing operations in 2015 consists of a $49.5 million decrease in cash from changes in working capital, partially offset by earnings from continuing operations of $21.9 million and adjustments for non-cash items of $23.9 million . Adjustments for non-cash items primarily consist of $18.9 million of stock-

based compensation, $15.6 million of depreciation and $12.6 million of amortization of intangibles, partially offset by $16.8 million of excess tax benefits from stock-based awards and $7.0 million in acquisition-related contingent consideration fair value adjustments. The decrease from changes in working capital consist primarily of a decrease in income taxes payable of $41.4 million, a decrease of $33.4 million in accounts payable and other current liabilities, partially offset by an increase in deferred revenue of $23.0 million. The decrease in income taxes payable is primarily due to the payment of 2014 tax liabilities in 2015. The decrease in accounts payable and other current liabilities is due to a decrease in accrued employee compensation and benefits, a decrease in accrued revenue share and a seasonal decrease in payables to suppliers at Shoebuy, partially offset by an increase in accrued advertising expense at The Match Group. The decrease in accrued employee compensation and benefits is due to the payment of 2014 cash bonuses in 2015. The decrease in accrued revenue share is due to lower B2B revenue in the Search & Applications segment. The increase in deferred revenue is due to growth in subscription revenue at The Match Group and Vimeo, and acquisitions.
Net cash used in investing activities attributable to continuing operations in 2015 includes the purchase of marketable debt securities, net of proceeds from maturities and sales, of $41.9 million, the purchase of investments and acquisitions of $14.1 million and capital expenditures of $12.9 million, primarily related to the internal development of software to support our products and services.
Net cash used in financing activities attributable to continuing operations in 2015 includes $200.0 million for the repurchase of 3.0 million shares of common stock at an average price of $67.68 per share, $28.7 million related to the payment of cash dividends to IAC shareholders, $15.3 million for the purchase of noncontrolling interests and $10.3 million in proceeds related to the issuance of common stock, net of withholding taxes, partially offset by excess tax benefits from stock-based awards of $16.8 million.
2014
Net cash provided by operating activities attributable to continuing operations in 2014 consists of earnings from continuing operations of $34.3 million and adjustments for non-cash items of $21.9 million, partially offset by a decrease in cash from changes in working capital of $13.6 million. Adjustments for non-cash items primarily consist of $14.8 million of depreciation, $12.0 million of amortization of intangibles, $9.6 million of stock-based compensation expense, partially offset by $24.2 million of excess tax benefits from stock-based awards. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $20.4 million and a decrease of $11.7 million in accounts payable and other current liabilities, partially offset by an increase in deferred revenue of $16.9 million and an increase in income taxes payable of $6.7 million. The increase in accounts receivable is primarily due to our services agreement with Google and is due to an increase in revenue in the first quarter of 2014 compared to the fourth quarter of 2013. The related receivable from Google was $128.0 million and $112.3 million at March 31, 2014 and December 31, 2013, respectively. The increase in accounts receivable was also impacted by growth in revenue at our HomeAdvisor business. The decrease in accounts payable and other current liabilities is due to a decrease in accrued employee compensation and benefits, accrued revenue share, and a seasonal decrease in payables to suppliers at Shoebuy, partially offset by an increase in accrued advertising expense at Search & Applications and The Match Group. The decrease in accrued employee compensation and benefits is due to the payment of 2013 cash bonuses in 2014. The increase in deferred revenue is primarily due to growth in subscription revenue at The Match Group and Vimeo. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments.
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
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. The Company has a $300 million revolving credit facility, which expires on December 21, 2017, and is available as an additional source of financing. At March 31, 2015, there were no outstanding borrowings under the revolving credit facility.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2015 capital expenditures will be higher than 2014. At March 31, 2015, IAC had 5.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On April 28, 2015, IAC declared a quarterly cash dividend of $0.34 per share of common and Class B common stock outstanding payable on June 1, 2015 to stockholders of record on May 15, 2015. Future declarations of dividends are subject to the determination of IAC's Board of Directors.
The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations and available borrowing capacity under its $300 million revolving credit facility, will be sufficient to fund its normal operating requirements, including capital expenditures, share repurchases, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The Company may make acquisitions and investments that could reduce its cash, cash equivalents and marketable securities balances and as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us. The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur additional indebtedness. As of March 31, 2015, the Company was in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At March 31, 2015, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Definition of IAC's Non-GAAP Measure
        Adjusted EBITDA is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and goodwill and intangible asset impairments and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure
        Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, restricted stock units ("RSUs") and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs are included only to the extent the performance criteria have been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of certain stock options and vesting of RSUs and performance-based RSUs, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment for the three months ended March 31, 2015 and 2014, see Note 8 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2015, there have been no material changes to the Company's instruments or positions that are sensitive to interest rate risk and equity price risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014.

Foreign Currency Exchange Risk

The Company conducts business in certain foreign markets, primarily in the European Union. For the three months ended March 31, 2015, international revenue accounted for 26% of consolidated revenue. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 18% lower in the first quarter of 2015 than 2014. The decrease had a significant impact to the revenue of The Match Group. The Match Group revenue, Dating revenue and Dating International revenue would have increased approximately 19%, 8% and 9%, respectively, as compared to the reported increases of 13% and 2% and a decrease of 8%, respectively, had the foreign currency exchange rates been the same as the first quarter of 2014.

Historically, the Company has not hedged any foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in industry standards and technology, actual tax liabilities that differ materially from our estimates, operational and financial risks relating to acquisitions, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2014. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.

Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition or future operating results. The risks described in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 2015	—	$—	—	8,562,170
February 2015	1,119,483	$66.03	1,119,483	7,442,687
March 2015	1,835,783	$68.68	1,835,783	5,606,904(2)
Total	2,955,266	$67.68	2,955,266	5,606,904(2)
_______________________________________________________________________________

(1)	Reflects repurchases made pursuant to the repurchase authorization previously announced in April 2013.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of March 31, 2015 pursuant to the April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and/or privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Dated:	May 1, 2015
IAC/INTERACTIVECORP

		By:	/s/ JEFFREY W. KIP
Jeffrey W. Kip
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JEFFREY W. KIP	Executive Vice President and Chief Financial Officer	May 1, 2015
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