Form 10-Q
period 2015-06-30
IAC/INTERACTIVECORP
filed 2015-07-31
CIK 891103

As filed with the Securities and Exchange Commission on July 31, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 24, 2015, the following shares of the registrant's common stock were outstanding:

Common Stock	77,130,396
Class B Common Stock	5,789,499
Total outstanding Common Stock	82,919,895
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 24, 2015 was $6,259,982,574. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$656,409	$990,405
Marketable securities	233,523	160,648
Accounts receivable, net of allowance of $15,730 and $12,437, respectively	223,106	236,086
Other current assets	209,724	166,742
Total current assets	1,322,762	1,553,881

Property and equipment, net of accumulated depreciation and amortization of $294,400 and $279,534, respectively	297,158	302,459
Goodwill	1,778,830	1,754,926
Intangible assets, net of accumulated amortization of $116,626 and $98,937, respectively	472,082	491,936
Long-term investments	131,385	114,983
Other non-current assets	72,841	56,693
TOTAL ASSETS	$4,075,058	$4,274,878

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$80,000	$—
Accounts payable, trade	79,434	81,163
Deferred revenue	232,673	194,988
Accrued expenses and other current liabilities	322,750	397,803
Total current liabilities	714,857	673,954

Long-term debt, net of current portion	1,000,000	1,080,000
Income taxes payable	24,768	32,635
Deferred income taxes	432,688	409,529
Other long-term liabilities	59,182	45,191

Redeemable noncontrolling interests	28,177	40,427

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 253,641,102 and 252,170,058 shares, respectively and outstanding 76,871,835 and 78,356,057 shares, respectively	254	252
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,452,662	11,415,617
Retained earnings	354,099	325,118
Accumulated other comprehensive loss	(130,295)	(87,700)
Treasury stock 187,137,267 and 184,182,001 shares, respectively	(9,861,350)	(9,661,350)
Total IAC shareholders' equity	1,815,386	1,991,953
Noncontrolling interests	—	1,189
Total shareholders' equity	1,815,386	1,993,142
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,075,058	$4,274,878

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenue	$771,132	$756,315	$1,543,644	$1,496,562
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	183,276	210,730	374,829	419,964
Selling and marketing expense	319,397	272,490	677,063	571,089
General and administrative expense	129,349	109,897	244,143	204,986
Product development expense	46,430	38,845	91,687	77,661
Depreciation	15,500	15,257	31,068	30,075
Amortization of intangibles	14,411	13,406	26,966	25,385
Total operating costs and expenses	708,363	660,625	1,445,756	1,329,160
Operating income	62,769	95,690	97,888	167,402
Interest expense	(15,214)	(14,046)	(29,278)	(28,110)
Other (expense) income, net	(1,638)	(69,750)	5,350	(71,708)
Earnings from continuing operations before income taxes	45,917	11,894	73,960	67,584
Income tax benefit (provision)	11,968	(29,889)	5,788	(51,274)
Earnings (loss) from continuing operations	57,885	(17,995)	79,748	16,310
Loss from discontinued operations, net of tax	(153)	(868)	(28)	(1,682)
Net earnings (loss)	57,732	(18,863)	79,720	14,628
Net loss attributable to noncontrolling interests	1,573	867	5,990	3,261
Net earnings (loss) attributable to IAC shareholders	$59,305	$(17,996)	$85,710	$17,889

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations	$0.72	$(0.21)	$1.03	$0.24
Diluted earnings (loss) per share from continuing operations	$0.68	$(0.21)	$0.98	$0.22
Basic earnings (loss) per share	$0.72	$(0.22)	$1.03	$0.22
Diluted earnings (loss) per share	$0.68	$(0.22)	$0.97	$0.20

Dividends declared per share	$0.34	$0.24	$0.68	$0.48

Stock-based compensation expense by function:
Cost of revenue	$294	$459	$539	$451
Selling and marketing expense	3,119	657	4,842	853
General and administrative expense	20,039	13,707	34,637	21,659
Product development expense	2,497	1,729	4,842	3,202
Total stock-based compensation expense	$25,949	$16,552	$44,860	$26,165
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net earnings (loss)	$57,732	$(18,863)	$79,720	$14,628
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	8,613	(187)	(48,001)	5,190
Change in unrealized gains and losses of available-for-sale securities (net of tax benefits of $126 and $182 for the three and six months ended June 30, 2015, respectively, and net of tax benefits of $865 and $1,438 for the three and six months ended June 30, 2014, respectively)	3,615	(2,139)	4,249	(2,250)
Total other comprehensive income (loss), net of tax	12,228	(2,326)	(43,752)	2,940
Comprehensive income (loss)	69,960	(21,189)	35,968	17,568
Comprehensive loss attributable to noncontrolling interests	2,323	984	7,147	3,461
Comprehensive income (loss) attributable to IAC shareholders	$72,283	$(20,205)	$43,115	$21,029
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2014	$40,427	$252	252,170	$16	16,157	$11,415,617	$325,118	$(87,700)	$(9,661,350)	$1,991,953	$1,189	$1,993,142
Net (loss) earnings for the six months ended June 30, 2015	(5,990)	—	—	—	—	—	85,710	—	—	85,710	—	85,710
Other comprehensive loss, net of tax	(1,157)	—	—	—	—	—	—	(42,595)	—	(42,595)	—	(42,595)
Stock-based compensation expense	3,509	—	—	—	—	38,189	—	—	—	38,189	—	38,189
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	—	2	1,471	—	—	(20,668)	—	—	—	(20,666)	—	(20,666)
Income tax benefit related to the exercise of stock options, vesting of restricted stock units and other	—	—	—	—	—	24,636	—	—	—	24,636	—	24,636
Dividends	—	—	—	—	—	—	(56,729)	—	—	(56,729)	—	(56,729)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(200,000)	(200,000)	—	(200,000)
Purchase of redeemable noncontrolling interests	(15,338)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	5,320	—	—	—	—	(5,320)	—	—	—	(5,320)	—	(5,320)
Transfer from noncontrolling interests to redeemable noncontrolling interests	1,189	—	—	—	—	—	—	—	—	—	(1,189)	(1,189)
Other	217	—	—	—	—	208	—	—	—	208	—	208
Balance as of June 30, 2015	$28,177	$254	253,641	$16	16,157	$11,452,662	$354,099	$(130,295)	$(9,861,350)	$1,815,386	$—	$1,815,386
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$79,720	$14,628
Less: loss from discontinued operations, net of tax	(28)	(1,682)
Earnings from continuing operations	79,748	16,310
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	44,860	26,165
Depreciation	31,068	30,075
Amortization of intangibles	26,966	25,385
Excess tax benefits from stock-based awards	(36,465)	(32,889)
Deferred income taxes	7,260	5,849
Impairment of long-term investments	500	64,281
Equity in losses of unconsolidated affiliates	477	8,785
Acquisition-related contingent consideration fair value adjustments	(16,946)	500
Other adjustments, net	8,369	5,362
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,710	(5,718)
Other assets	(6,458)	(19,238)
Accounts payable and other current liabilities	(33,231)	(31,242)
Income taxes payable	(63,304)	29,299
Deferred revenue	40,407	25,851
Other changes in assets and liabilities, net	(182)	(4)
Net cash provided by operating activities attributable to continuing operations	85,779	148,771
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(43,286)	(103,380)
Capital expenditures	(26,816)	(26,557)
Proceeds from maturities and sales of marketable debt securities	14,613	998
Purchases of marketable debt securities	(93,134)	(78,380)
Purchases of long-term investments	(12,840)	(14,701)
Other, net	8,599	2,187
Net cash used in investing activities attributable to continuing operations	(152,864)	(219,833)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(200,000)	—
Dividends	(56,729)	(40,086)
Issuance of common stock, net of withholding taxes	(20,656)	(13,823)
Excess tax benefits from stock-based awards	36,465	32,889
Purchase of noncontrolling interests	(15,338)	(30,000)
Funds returned from escrow for Meetic tender offer	—	12,354
Acquisition-related contingent consideration payments	(5,705)	(7,630)
Other, net	430	(141)
Net cash used in financing activities attributable to continuing operations	(261,533)	(46,437)
Total cash used in continuing operations	(328,618)	(117,499)
Total cash used in discontinued operations	(243)	(157)
Effect of exchange rate changes on cash and cash equivalents	(5,135)	4,538
Net decrease in cash and cash equivalents	(333,996)	(113,118)
Cash and cash equivalents at beginning of period	990,405	1,100,444
Cash and cash equivalents at end of period	$656,409	$987,326

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
On June 25, 2015, the Company announced the intent to pursue an initial public offering ("IPO") of less than 20% of the common stock of The Match Group. The IPO is expected to be completed during the fourth quarter of 2015.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and six months ended June 30, 2015, revenue earned from Google is $308.2 million and $647.8 million, respectively. For the three and six months ended June 30, 2014, revenue earned from Google is $349.5 million and $704.6 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $108.3 million and $118.7 million at June 30, 2015 and December 31, 2014, respectively.
Recent Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU No. 2014-09 may either be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements or the method and timing of adoption.
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
For the three and six months ended June 30, 2015, the Company recorded an income tax benefit for continuing operations of $12.0 million and $5.8 million, respectively. The income tax benefit for the three and six months ended June 30, 2015 are due primarily to the realization of certain deferred tax assets, a reduction in tax reserves and related interest due to the expiration of statutes of limitations, and the non-taxable gain on contingent consideration fair value adjustments in the current year period, partially offset by state taxes. For the three and six months ended June 30, 2014, the Company recorded an income tax provision for continuing operations of $29.9 million and $51.3 million, respectively, which represents effective income tax rates of 251% and 76%, respectively. The effective rates for the three and six months ended June 30, 2014 are higher than the statutory rate of 35% due primarily to the largely unbenefited loss associated with the write-downs of certain of the Company's

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

investments, interest on reserves for income tax contingencies, and state taxes, partially offset by foreign income taxed at lower rates.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for continuing operations for the three and six months ended June 30, 2015, is a $0.1 million benefit and a $0.2 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2015 and December 31, 2014, the Company has accrued $2.2 million and $2.8 million, respectively, for the payment of interest. At June 30, 2015 and December 31, 2014, the Company has accrued $2.3 million and $2.9 million, respectively, for penalties.
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
At June 30, 2015 and December 31, 2014, unrecognized tax benefits, including interest and penalties, are $25.9 million and $33.2 million, respectively. If unrecognized tax benefits at June 30, 2015 are subsequently recognized, $23.9 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $3.4 million within twelve months of June 30, 2015 primarily due to settlements and expiration of statutes of limitations.
NOTE 3—MARKETABLE SECURITIES
At June 30, 2015, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$232,766	$151	$—	$232,917
Equity security	97	509	—	606
Total marketable securities	$232,863	$660	$—	$233,523

At December 31, 2014, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$159,418	$34	$(255)	$159,197
Equity security	98	1,353	—	1,451
Total marketable securities	$159,516	$1,387	$(255)	$160,648
The unrealized gains and losses in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The contractual maturities of debt securities classified as current available-for-sale at June 30, 2015 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$95,946	$95,979
Due after one year through five years	136,820	136,938
Total	$232,766	$232,917
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$8,563	$3,462	$14,613	$3,462
Gross realized gains	5	2,299	5	2,299
There were no gross realized losses from the maturities and sales of available-for-sale marketable securities for the three and six months ended June 30, 2015 and 2014. However, during the second quarter of 2015, the Company recognized $0.3 million in losses that were deemed to be other-than-temporary related to various corporate debt securities that are expected to be sold by the Company in the third quarter of 2015, in part, to fund its cash needs related to The Match Group's acquisition of PlentyOfFish for $575 million.
Gross realized gains from the maturities and sales of available-for-sale marketable securities and losses that were deemed to be other-than-temporary are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$207,014	$—	$—	$207,014
Commercial paper	—	76,789	—	76,789
Time deposits	—	32,457	—	32,457
Marketable securities:
Corporate debt securities	—	232,917	—	232,917
Equity security	606	—	—	606
Long-term investments:
Auction rate security	—	—	6,630	6,630
Marketable equity security	11,388	—	—	11,388
Total	$219,008	$342,163	$6,630	$567,801

Liabilities:
Contingent consideration arrangements	$—	$—	$(31,858)	$(31,858)

	December 31, 2014
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$174,720	$—	$—	$174,720
Commercial paper	—	388,801	—	388,801
Time deposits	—	42,914	—	42,914
Marketable securities:
Corporate debt securities	—	159,197	—	159,197
Equity security	1,451	—	—	1,451
Long-term investments:
Auction rate security	—	—	6,070	6,070
Marketable equity security	7,410	—	—	7,410
Total	$183,581	$590,912	$6,070	$780,563

Liabilities:
Contingent consideration arrangements	$—	$—	$(30,140)	$(30,140)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2015		2014
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at April 1	$6,190	$(20,964)	$9,150	$(48,758)
Total net gains (losses):
Included in earnings:
Fair value adjustments	—	9,950	—	(527)
Foreign currency exchange losses	—	(4)	—	—
Included in other comprehensive income (loss)	440	384	100	499
Fair value at date of acquisition	—	(26,749)	—	—
Settlements	—	5,525	—	7,389
Balance at June 30	$6,630	$(31,858)	$9,250	$(41,397)

	Six Months Ended June 30,
	2015		2014
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$6,070	$(30,140)	$8,920	$(45,828)
Total net gains (losses):
Included in earnings:
Fair value adjustments	—	16,946	—	(500)
Foreign currency exchange gains	—	626	—	—
Included in other comprehensive income (loss)	560	2,117	330	136
Fair value at date of acquisition	—	(27,112)	—	(2,835)
Settlements	—	5,705	—	7,630
Balance at June 30	$6,630	$(31,858)	$9,250	$(41,397)
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $3.4 million and $3.9 million at June 30, 2015 and December 31, 2014, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At June 30, 2015, the auction rate security is rated BBB- and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at June 30, 2015, due to its credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingent Consideration Arrangements
As of June 30, 2015, there are nine contingent consideration arrangements related to business acquisitions. Eight of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements is $240.7 million and the fair value of these arrangements at June 30, 2015 is $31.4 million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $0.5 million at June 30, 2015. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly active users. The Company typically determines the fair value of the contingent consideration arrangements by using a probability-weighted analysis to determine the amount of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the obligation. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The contingent consideration arrangements fair values at June 30, 2015 reflect discount rates ranging from 12-25%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at June 30, 2015 includes a current portion of $2.8 million and non-current portion of $29.1 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At June 30, 2015 and December 31, 2014, the carrying values of the Company's investments accounted for under the cost method totaled $103.3 million and $90.9 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
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
Long-term marketable equity securities
The cost basis of the Company's long-term marketable equity security at June 30, 2015 and December 31, 2014 is $8.7 million, with a gross unrealized gain of $2.7 million and loss of $1.2 million at June 30, 2015 and December 31, 2014, respectively. The gross unrealized gain at June 30, 2015 and gross unrealized loss at December 31, 2014 are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(80,000)	$(80,000)	$—	$—
Long-term debt, net of current portion	(1,000,000)	(1,025,345)	(1,080,000)	(1,099,813)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.

NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2015	December 31, 2014
	(In thousands)
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	$500,000	$500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (the "Liberty Bonds"); interest payable each March 1 and September 1, which commenced March 1, 2006(a)	—	80,000
Total long-term debt	$1,000,000	$1,080,000
_________________________________________

(a) $80.0 million reflected as short-term debt at June 30, 2015 as the Liberty Bonds are scheduled to be redeemed on September 1, 2015.
The 2013 and 2012 Senior Notes were issued on November 15, 2013 and December 21, 2012, respectively. On December 21, 2012, the Company entered into a $300 million revolving credit facility, which expires on December 21, 2017. The annual fee to maintain the revolving credit facility is 30 basis points. At June 30, 2015 and December 31, 2014, there are no outstanding borrowings under the revolving credit facility.
The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes and the revolving credit facility; any borrowings under the revolving credit facility would also be secured by the stock of certain of our domestic and foreign subsidiaries. See Note 10 for guarantor and non-guarantor financial information.
The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur additional indebtedness. As of June 30, 2015, the Company was in compliance with all of these covenants.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income.

	Three Months Ended June 30, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of April 1	$(143,182)	$(91)	$(143,273)
Other comprehensive income, net of tax benefit of $0.2 million related to unrealized losses on available-for-sale securities	9,287	3,528	12,815
Amounts reclassified to earnings related to unrealized losses on available-for-sale securities, net of a tax benefit of $0.1 million	—	163	163
Net current period other comprehensive income	9,287	3,691	12,978
Balance as of June 30	$(133,895)	$3,600	$(130,295)

	Three Months Ended June 30, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses)On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of April 1	$(15,132)	$7,435	$(7,697)
Other comprehensive loss before reclassifications, net of tax benefit of $0.1 million related to unrealized gains on available-for-sale securities	(150)	(799)	(949)
Amounts reclassified to earnings related to unrealized losses on available-for-sale securities, net of tax benefit of $0.8 million	—	(1,260)	(1,260)
Net current period other comprehensive loss	(150)	(2,059)	(2,209)
Balance as of June 30	$(15,282)	$5,376	$(9,906)

	Six Months Ended June 30, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31	$(86,848)	$(852)	$(87,700)
Other comprehensive (loss) income, net of tax benefit of $0.3 million related to unrealized losses on available-for-sale securities	(47,047)	4,289	(42,758)
Amounts reclassified to earnings related to unrealized losses on available-for-sale securities, net of a tax benefit of $0.1 million	—	163	163
Net current period other comprehensive (loss) income	(47,047)	4,452	(42,595)
Balance as of June 30	$(133,895)	$3,600	$(130,295)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses)On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of December 31	$(20,352)	$7,306	$(13,046)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $0.7 million related to unrealized gains on available-for-sale securities	5,070	(670)	4,400
Amounts reclassified to earnings related to unrealized losses on available-for-sale securities, net of tax benefit of $0.8 million	—	(1,260)	(1,260)
Net current period other comprehensive income (loss)	5,070	(1,930)	3,140
Balance as of June 30	$(15,282)	$5,376	$(9,906)

NOTE 7—EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

	Three Months Ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings (loss) from continuing operations	$57,885	$57,885	$(17,995)	$(17,995)
Net loss attributable to noncontrolling interests	1,573	1,573	867	867
Earnings (loss) from continuing operations attributable to IAC shareholders	59,458	59,458	(17,128)	(17,128)
Loss from discontinued operations attributable to IAC shareholders	(153)	(153)	(868)	(868)
Net earnings (loss) attributable to IAC shareholders	$59,305	$59,305	$(17,996)	$(17,996)

Denominator:
Weighted average basic shares outstanding	82,416	82,416	83,178	83,178
Dilutive securities including stock options and RSUs(a)(b)	—	4,674	—	—
Denominator for earnings per share—weighted average shares(a)(b)	82,416	87,090	83,178	83,178

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share from continuing operations	$0.72	$0.68	$(0.21)	$(0.21)
Discontinued operations	—	—	(0.01)	(0.01)
Earnings (loss) per share	$0.72	$0.68	$(0.22)	$(0.22)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$79,748	$79,748	$16,310	$16,310
Net loss attributable to noncontrolling interests	5,990	5,990	3,261	3,261
Earnings from continuing operations attributable to IAC shareholders	85,738	85,738	19,571	19,571
Loss from discontinued operations attributable to IAC shareholders	(28)	(28)	(1,682)	(1,682)
Net earnings attributable to IAC shareholders	$85,710	$85,710	$17,889	$17,889

Denominator:
Weighted average basic shares outstanding	82,932	82,932	82,833	82,833
Dilutive securities including stock options and RSUs(a)	—	4,989	—	5,150
Denominator for earnings per share—weighted average shares(a)	82,932	87,921	82,833	87,983

Earnings (loss) per share attributable to IAC shareholders:
Earnings per share from continuing operations	$1.03	$0.98	$0.24	$0.22
Discontinued operations	—	(0.01)	(0.02)	(0.02)
Earnings per share	$1.03	$0.97	$0.22	$0.20
_________________________________________

(a) If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units ("RSUs"). For the three and six months ended June 30, 2015 approximately 1.0 million and 1.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 30, 2014, there are no securities that are excluded from the calculation of diluted earnings per share.

(b) For the three months ended June 30, 2014, the Company had a loss from continuing operations and as a result, approximately 11.5 million potentially dilutive securities were excluded for computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
Search & Applications	$351,366	$395,716	$734,264	$793,751
The Match Group	254,690	214,314	493,901	425,501
Media	36,210	36,656	79,822	73,011
eCommerce	128,986	109,949	235,996	204,791
Inter-segment eliminations	(120)	(320)	(339)	(492)
Total	$771,132	$756,315	$1,543,644	$1,496,562

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Operating Income (Loss):
Search & Applications	$68,592	$77,771	$132,892	$148,108
The Match Group	51,441	61,198	76,753	101,001
Media	(13,775)	(9,794)	(29,127)	(18,360)
eCommerce	(1,004)	8	(7,858)	(1,553)
Corporate	(42,485)	(33,493)	(74,772)	(61,794)
Total	$62,769	$95,690	$97,888	$167,402

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted EBITDA:
Search & Applications	$72,910	$91,258	$151,811	$173,329
The Match Group	64,822	69,368	90,678	116,798
Media	(15,452)	(8,911)	(30,035)	(16,775)
eCommerce	2,681	4,523	(456)	7,327
Corporate	(16,282)	(14,806)	(28,162)	(31,152)
Total	$108,679	$141,432	$183,836	$249,527
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
United States	$566,224	$511,862	$1,136,237	$1,016,265
All other countries	204,908	244,453	407,407	480,297
Total	$771,132	$756,315	$1,543,644	$1,496,562

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$278,004	$281,879
All other countries	19,154	20,580
Total	$297,158	$302,459
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.
The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments:

	Three Months Ended June 30, 2015
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$72,910	$—	$(3,685)	$(6,930)	$6,297	$68,592
The Match Group	64,822	(2,056)	(6,647)	(5,901)	1,223	51,441
Media	(15,452)	(147)	(228)	(378)	2,430	(13,775)
eCommerce	2,681	(420)	(2,063)	(1,202)	—	(1,004)
Corporate	(16,282)	(23,326)	(2,877)	—	—	(42,485)
Total	$108,679	$(25,949)	$(15,500)	$(14,411)	$9,950	$62,769

	Three Months Ended June 30, 2014
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$91,258	$—	$(5,082)	$(8,405)	$—	$77,771
The Match Group	69,368	(170)	(5,589)	(1,684)	(727)	61,198
Media	(8,911)	(161)	(224)	(698)	200	(9,794)
eCommerce	4,523	—	(1,896)	(2,619)	—	8
Corporate	(14,806)	(16,221)	(2,466)	—	—	(33,493)
Total	$141,432	$(16,552)	$(15,257)	$(13,406)	$(527)	$95,690

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2015
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$151,811	$—	$(7,301)	$(13,895)	$2,277	$132,892
The Match Group	90,678	(2,669)	(13,712)	(9,778)	12,234	76,753
Media	(30,035)	(294)	(432)	(801)	2,435	(29,127)
eCommerce	(456)	(840)	(4,070)	(2,492)	—	(7,858)
Corporate	(28,162)	(41,057)	(5,553)	—	—	(74,772)
Total	$183,836	$(44,860)	$(31,068)	$(26,966)	$16,946	$97,888

	Six Months Ended June 30, 2014
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$173,329	$—	$(9,547)	$(15,674)	$—	$148,108
The Match Group	116,798	(187)	(11,389)	(3,521)	(700)	101,001
Media	(16,775)	(325)	(506)	(954)	200	(18,360)
eCommerce	7,327	—	(3,644)	(5,236)	—	(1,553)
Corporate	(31,152)	(25,653)	(4,989)	—	—	(61,794)
Total	$249,527	$(26,165)	$(30,075)	$(25,385)	$(500)	$167,402
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
NOTE 10—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries that are 100% owned by the Company. The following tables present condensed consolidating financial information at June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at June 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$431,731	$4,121	$220,557	$—	$656,409
Marketable securities	232,917	—	606	—	233,523
Accounts receivable, net	4	132,223	90,879	—	223,106
Other current assets	47,233	97,670	69,692	(4,871)	209,724
Intercompany receivables	—	1,635,189	942,583	(2,577,772)	—
Property and equipment, net	4,867	228,061	64,230	—	297,158
Goodwill	—	1,250,801	528,029	—	1,778,830
Intangible assets, net	—	313,275	158,807	—	472,082
Investment in subsidiaries	4,971,322	932,210	—	(5,903,532)	—
Other non-current assets	69,644	20,715	115,405	(1,538)	204,226
Total assets	$5,757,718	$4,614,265	$2,190,788	$(8,487,713)	$4,075,058

Current portion of long-term debt	$—	$80,000	$—	$—	$80,000
Accounts payable, trade	3,078	57,265	19,091	—	79,434
Other current liabilities	32,661	320,261	203,239	(738)	555,423
Long-term debt, net of current portion	1,000,000	—	—	—	1,000,000
Income taxes payable	892	4,829	19,047	—	24,768
Intercompany liabilities	2,577,772	—	—	(2,577,772)	—
Other long-term liabilities	327,929	100,370	69,242	(5,671)	491,870
Redeemable noncontrolling interests	—	—	28,177	—	28,177
IAC shareholders' equity	1,815,386	4,051,540	1,851,992	(5,903,532)	1,815,386
Total liabilities and shareholders' equity	$5,757,718	$4,614,265	$2,190,788	$(8,487,713)	$4,075,058

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$586,067	$188,460	$(3,395)	$771,132
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	294	117,383	65,792	(193)	183,276
Selling and marketing expense	1,010	264,647	56,949	(3,209)	319,397
General and administrative expense	33,942	66,336	29,064	7	129,349
Product development expense	2,330	30,996	13,104	—	46,430
Depreciation	426	11,110	3,964	—	15,500
Amortization of intangibles	—	6,226	8,185	—	14,411
Total operating costs and expenses	38,002	496,698	177,058	(3,395)	708,363
Operating (loss) income	(38,002)	89,369	11,402	—	62,769
Equity in earnings of unconsolidated affiliates	70,523	13,353	—	(83,876)	—
Interest expense	(12,992)	(2,211)	(11)	—	(15,214)
Other (expense) income, net	(7,506)	17,787	(11,919)	—	(1,638)
Earnings (loss) from continuing operations before income taxes	12,023	118,298	(528)	(83,876)	45,917
Income tax benefit (provision)	47,435	(40,470)	5,003	—	11,968
Earnings from continuing operations	59,458	77,828	4,475	(83,876)	57,885
(Loss) earnings from discontinued operations, net of tax	(153)	—	3	(3)	(153)
Net earnings	59,305	77,828	4,478	(83,879)	57,732
Net loss attributable to noncontrolling interests	—	—	1,573	—	1,573
Net earnings attributable to IAC shareholders	$59,305	$77,828	$6,051	$(83,879)	$59,305
Comprehensive income attributable to IAC shareholders	$72,283	$79,129	$15,106	$(94,235)	$72,283

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$556,162	$203,497	$(3,344)	$756,315
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	383	126,162	84,872	(687)	210,730
Selling and marketing expense	619	220,152	54,158	(2,439)	272,490
General and administrative expense	26,609	48,459	34,816	13	109,897
Product development expense	1,705	26,305	11,066	(231)	38,845
Depreciation	312	9,224	5,721	—	15,257
Amortization of intangibles	—	9,659	3,747	—	13,406
Total operating costs and expenses	29,628	439,961	194,380	(3,344)	660,625
Operating (loss) income	(29,628)	116,201	9,117	—	95,690
Equity in earnings of unconsolidated affiliates	8,264	5,297	—	(13,561)	—
Interest expense	(12,985)	(1,052)	(9)	—	(14,046)
Other income (expense), net	6,537	(13,834)	(62,453)	—	(69,750)
(Loss) earnings from continuing operations before income taxes	(27,812)	106,612	(53,345)	(13,561)	11,894
Income tax benefit (provision)	10,684	(39,785)	(788)	—	(29,889)
(Loss) earnings from continuing operations	(17,128)	66,827	(54,133)	(13,561)	(17,995)
Loss from discontinued operations, net of tax	(868)	—	(27)	27	(868)
Net (loss) earnings	(17,996)	66,827	(54,160)	(13,534)	(18,863)
Net loss attributable to noncontrolling interests	—	—	867	—	867
Net (loss) earnings attributable to IAC shareholders	$(17,996)	$66,827	$(53,293)	$(13,534)	$(17,996)
Comprehensive (loss) income attributable to IAC shareholders	$(20,205)	$66,163	$(55,879)	$(10,284)	$(20,205)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,180,868	$368,820	$(6,044)	$1,543,644
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	539	237,124	137,556	(390)	374,829
Selling and marketing expense	2,065	553,272	127,345	(5,619)	677,063
General and administrative expense	58,006	132,089	54,083	(35)	244,143
Product development expense	4,507	62,130	25,050	—	91,687
Depreciation	827	22,690	7,551	—	31,068
Amortization of intangibles	—	12,496	14,470	—	26,966
Total operating costs and expenses	65,944	1,019,801	366,055	(6,044)	1,445,756
Operating (loss) income	(65,944)	161,067	2,765	—	97,888
Equity in earnings of unconsolidated affiliates	124,647	17,049	—	(141,696)	—
Interest expense	(25,982)	(3,257)	(39)	—	(29,278)
Other (expense) income, net	(16,859)	29,179	(6,970)	—	5,350
Earnings (loss) from continuing operations before income taxes	15,862	204,038	(4,244)	(141,696)	73,960
Income tax benefit (provision)	69,876	(72,266)	8,178	—	5,788
Earnings from continuing operations	85,738	131,772	3,934	(141,696)	79,748
(Loss) earnings from discontinued operations, net of tax	(28)	—	3	(3)	(28)
Net earnings	85,710	131,772	3,937	(141,699)	79,720
Net loss attributable to noncontrolling interests	—	—	5,990	—	5,990
Net earnings attributable to IAC shareholders	$85,710	$131,772	$9,927	$(141,699)	$85,710
Comprehensive income (loss) attributable to IAC shareholders	$43,115	$127,288	$(37,762)	$(89,526)	$43,115

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,102,488	$400,404	$(6,330)	$1,496,562
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	355	255,463	165,793	(1,647)	419,964
Selling and marketing expense	811	456,493	117,922	(4,137)	571,089
General and administrative expense	49,055	94,134	61,771	26	204,986
Product development expense	3,176	53,401	21,656	(572)	77,661
Depreciation	641	18,785	10,649	—	30,075
Amortization of intangibles	—	18,660	6,725	—	25,385
Total operating costs and expenses	54,038	896,936	384,516	(6,330)	1,329,160
Operating (loss) income	(54,038)	205,552	15,888	—	167,402
Equity in earnings of unconsolidated affiliates	62,561	5,541	—	(68,102)	—
Interest expense	(25,970)	(2,094)	(46)	—	(28,110)
Other income (expense), net	16,222	(24,361)	(63,569)	—	(71,708)
(Loss) earnings from continuing operations before income taxes	(1,225)	184,638	(47,727)	(68,102)	67,584
Income tax benefit (provision)	20,796	(69,729)	(2,341)	—	(51,274)
Earnings (loss) from continuing operations	19,571	114,909	(50,068)	(68,102)	16,310
Loss from discontinued operations, net of tax	(1,682)	—	(40)	40	(1,682)
Net earnings (loss)	17,889	114,909	(50,108)	(68,062)	14,628
Net loss attributable to noncontrolling interests	—	—	3,261	—	3,261
Net earnings (loss) attributable to IAC shareholders	$17,889	$114,909	$(46,847)	$(68,062)	$17,889
Comprehensive income (loss) attributable to IAC shareholders	$21,029	$114,629	$(45,764)	$(68,865)	$21,029

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(124,420)	$232,853	$(22,654)	$85,779
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(3,675)	(39,611)	(43,286)
Capital expenditures	(988)	(18,242)	(7,586)	(26,816)
Proceeds from maturities and sales of marketable debt securities	14,613	—	—	14,613
Purchases of marketable debt securities	(93,134)	—	—	(93,134)
Purchases of long-term investments	—	—	(12,840)	(12,840)
Other, net	3,613	(1,086)	6,072	8,599
Net cash used in investing activities attributable to continuing operations	(75,896)	(23,003)	(53,965)	(152,864)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(200,000)	—	—	(200,000)
Dividends	(56,729)	—	—	(56,729)
Issuance of common stock, net of withholding taxes	(20,656)	—	—	(20,656)
Excess tax benefits from stock-based awards	36,334	—	131	36,465
Purchase of noncontrolling interests	—	—	(15,338)	(15,338)
Acquisition-related contingent consideration payments	—	(195)	(5,510)	(5,705)
Intercompany	107,102	(206,557)	99,455	—
Other, net	166	—	264	430
Net cash (used in) provided by financing activities attributable to continuing operations	(133,783)	(206,752)	79,002	(261,533)
Total cash (used in) provided by continuing operations	(334,099)	3,098	2,383	(328,618)
Total cash (used in) provided by discontinued operations	(246)	—	3	(243)
Effect of exchange rate changes on cash and cash equivalents	—	2	(5,137)	(5,135)
Net (decrease) increase in cash and cash equivalents	(334,345)	3,100	(2,751)	(333,996)
Cash and cash equivalents at beginning of period	766,076	1,021	223,308	990,405
Cash and cash equivalents at end of period	$431,731	$4,121	$220,557	$656,409

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(38,576)	$193,388	$(6,041)	$148,771
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(88,205)	(15,175)	(103,380)
Capital expenditures	(2,390)	(16,477)	(7,690)	(26,557)
Proceeds from maturities and sales of marketable debt securities	998	—	—	998
Purchases of marketable debt securities	(78,380)	—	—	(78,380)
Purchases of long-term investments	(3,000)	(6,761)	(4,940)	(14,701)
Other, net	—	11	2,176	2,187
Net cash used in investing activities attributable to continuing operations	(82,772)	(111,432)	(25,629)	(219,833)
Cash flows from financing activities attributable to continuing operations:
Dividends	(40,086)	—	—	(40,086)
Issuance of common stock, net of withholding taxes	(13,823)	—	—	(13,823)
Excess tax benefits from stock-based awards	22,116	—	10,773	32,889
Purchase of noncontrolling interests	—	(30,000)	—	(30,000)
Funds returned from escrow for Meetic tender offer	—	—	12,354	12,354
Acquisition-related contingent consideration payments	—	(257)	(7,373)	(7,630)
Intercompany	104,410	(51,723)	(52,687)	—
Other, net	(383)	—	242	(141)
Net cash provided by (used in) financing activities attributable to continuing operations	72,234	(81,980)	(36,691)	(46,437)
Total cash used in continuing operations	(49,114)	(24)	(68,361)	(117,499)
Total cash used in discontinued operations	(116)	—	(41)	(157)
Effect of exchange rate changes on cash and cash equivalents	—	24	4,514	4,538
Net decrease in cash and cash equivalents	(49,230)	—	(63,888)	(113,118)
Cash and cash equivalents at beginning of period	782,022	—	318,422	1,100,444
Cash and cash equivalents at end of period	$732,792	$—	$254,534	$987,326

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11—SUBSEQUENT EVENT

On July 14, 2015, the Company announced that The Match Group had entered into a definitive agreement to purchase PlentyOfFish for $575 million in cash. The acquisition is expected to close in the fourth quarter of 2015.

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
On June 25, 2015, the Company announced the intent to pursue an initial public offering ("IPO") of less than 20% of the common stock of The Match Group. The IPO is expected to be completed during the fourth quarter of 2015.
For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2014.
A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"), which expires on March 31, 2016. Our services agreement requires that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and six months ended June 30, 2015, revenue earned from Google is $308.2 million and $647.8 million, respectively. For the three and six months ended June 30, 2014, revenue earned from Google is $349.5 million and $704.6 million, respectively. This revenue is earned by the businesses comprising the Search & Applications segment.
Factors Affecting Consolidated Results
For the three months ended June 30, 2015, the Company delivered 2% revenue growth; however, Adjusted EBITDA and operating income declined 23% and 34%, respectively. The revenue increase was driven by strong growth from The Match Group and eCommerce, partially offset by declines at Search & Applications. The Adjusted EBITDA and operating income declines were driven by lower revenue at Search & Applications, $9.0 million of costs at The Match Group related to the ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses and increased investment at Media and eCommerce.

For the six months ended June 30, 2015, the Company delivered 3% revenue growth; however, Adjusted EBITDA and operating income declined 26% and 42%, respectively. The consolidated results for the six months were driven primarily by the factors described above.

Results of Operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	$ Change	% Change	2014	2015	$ Change	% Change	2014
	(Dollars in thousands)
Search & Applications	$351,366	$(44,350)	(11)%	$395,716	$734,264	$(59,487)	(7)%	$793,751
The Match Group	254,690	40,376	19%	214,314	493,901	68,400	16%	425,501
Media	36,210	(446)	(1)%	36,656	79,822	6,811	9%	73,011
eCommerce	128,986	19,037	17%	109,949	235,996	31,205	15%	204,791
Inter-segment eliminations	(120)	200	62%	(320)	(339)	153	31%	(492)
Total	$771,132	$14,817	2%	$756,315	$1,543,644	$47,082	3%	$1,496,562
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014
Search & Applications revenue decreased 11% reflecting declines from Websites (which is principally composed of Ask.com, About.com, CityGrid, Dictionary.com, Investopedia, PriceRunner and Ask.fm) and Applications (which includes our direct-to-consumer downloadable desktop search and mobile applications operations ("B2C") and our partnership operations ("B2B")). Websites revenue decreased 20% to $164.8 million due primarily to a decline in revenue at Ask.com and certain legacy businesses, partially offset by strong growth at About.com. Applications revenue decreased 2% to $186.5 million due to lower revenue from our B2B operations, partially offset by 18% growth from our B2C operations driven by higher queries from our desktop search applications and from the contribution from our mobile applications (via our acquisition of Apalon on November 3, 2014).
The Match Group revenue increased 19%, or 25% excluding the effects of foreign exchange, driven by a 7% increase in Dating revenue and 370% increase in non-dating revenue. Dating North America (which includes Match, Chemistry, People Media, OkCupid, Tinder and other dating businesses operating within the United States and Canada) revenue increased 12% to $155.0 million driven by an 11% increase in paid subscribers. Dating International (which includes Meetic, Tinder's international operations and all other dating businesses operating outside of the United States and Canada) revenue decreased 2% despite a 34% increase in paid subscribers, due to foreign exchange effects. Excluding foreign exchange effects, total Dating revenue and Dating International revenue would have increased 14% and 18%, respectively. Non-dating (consisting of The Princeton Review, Tutor.com and DailyBurn) revenue benefited from the acquisition of The Princeton Review on August 1, 2014.
Media revenue decreased 1% despite the contribution from IAC Films and strong growth at Vimeo, driven by lower revenue from Electus, in part to the timing of certain projects. IAC Films released the movie While We're Young in theaters in March 2015.
eCommerce revenue increased 17% due to 26% growth at HomeAdvisor driven by domestic revenue and service requests increasing 41% and 49%, respectively. Excluding foreign exchange effects, HomeAdvisor revenue would have increased 29%.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014
Search & Applications revenue decreased 7% reflecting declines from Websites and Applications. Websites and Applications revenue decreased 13% and 1%, respectively, to $354.6 million and $379.9 million, respectively. The decreases in Websites and Applications revenue are primarily due to the factors described above in the three month discussion.
The Match Group revenue increased 16%, or 22% excluding the effects of foreign exchange, driven by a 5% increase in Dating revenue and 371% increase in non-dating revenue, due primarily to the factors described above in the three month discussion. Dating North America revenue increased 10% to $300.3 million and Dating International revenue decreased 5% to $132.8 million. Excluding foreign exchange effects, total Dating revenue and Dating International revenue would have increased 11% and 13%, respectively.

Media and eCommerce revenue increased 9% and 15%, respectively, principally due to the factors described above in the three month discussion.
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
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$183,276	$(27,454)	(13)%	$210,730
As a percentage of revenue	24%			28%
Cost of revenue in 2015 decreased from 2014 due to a decrease of $47.0 million from Search & Applications, partially offset by an increase of $19.7 million from The Match Group.

•	The Search & Applications decrease was primarily due to a reduction of $48.3 million in traffic acquisition costs driven by a decline in revenue at Ask.com and our B2B operations.

•
The Match Group increase was primarily due to the acquisition of The Princeton Review and increases in revenue share payments made in connection with in-app purchases sold through Dating's mobile products and hosting fees.

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$374,829	$(45,135)	(11)%	$419,964
As a percentage of revenue	24%			28%
Cost of revenue in 2015 decreased from 2014 due to a decrease of $84.0 million from Search & Applications, partially offset by increases of $32.7 million from The Match Group and $6.8 million from Media.

•	The Search & Applications decrease and The Match Group increase are primarily due to the factors described above in the three month discussion.

•
The Media increase was primarily due to production costs at IAC Films related to the release of the movie While We’re Young in March 2015, partially offset by decreased production costs at Electus due, in part, to the timing of certain projects.

Selling and marketing expense
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
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Selling and marketing expense	$319,397	$46,907	17%	$272,490
As a percentage of revenue	41%			36%
Selling and marketing expense in 2015 increased from 2014 due to increases of $18.2 million from Search & Applications, $16.7 million from eCommerce, $6.1 million from Media and $5.5 million from The Match Group.

•
The Search & Applications increase was primarily due to a $17.9 million increase in online marketing, which was primarily related to the growth in About.com and new B2C downloadable applications, partially offset by a decline at Ask.com.

•
The eCommerce increase was primarily due to increases of $10.9 million in offline and online marketing related to HomeAdvisor and $5.1 million in compensation due, in part, to increased headcount at HomeAdvisor.

•	The Media increase was primarily due to an increase of $5.4 million in online marketing at Vimeo.

•	The Match Group increase was primarily due to the acquisition of The Princeton Review and an increase in compensation.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Selling and marketing expense	$677,063	$105,974	19%	$571,089
As a percentage of revenue	44%			38%
Selling and marketing expense in 2015 increased from 2014 due to increases of $40.2 million from Search & Applications, $32.3 million from eCommerce, $20.8 million from The Match Group and $11.4 million from Media.

•	The increases from Search & Applications, eCommerce, The Match Group and Media are primarily due to the factors described above in the three month discussion.

•	The Match Group increase was also impacted by an increase in online marketing at Dating and DailyBurn.
General and administrative expense
General and administrative expense consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
General and administrative expense	$129,349	$19,452	18%	$109,897
As a percentage of revenue	17%			15%
General and administrative expense in 2015 increased from 2014 due to increases of $14.4 million from The Match Group and $7.7 million from Corporate.

•
The Match Group increase was primarily due to the acquisition of The Princeton Review, an increase in severance expense and costs in the current year related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses.

•	The Corporate increase was primarily due to an increase in stock-based compensation expense, which was driven by the issuance of equity awards since the prior year.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
General and administrative expense	$244,143	$39,157	19%	$204,986
As a percentage of revenue	16%			14%
General and administrative expense in 2015 increased from 2014 due to increases of $21.6 million from The Match Group, $9.6 million from Corporate, $5.6 million from eCommerce and $3.9 million from Search & Applications.

•
The Match Group increase was primarily due to the factors described above in the three month discussion. General and administrative expense was also impacted by a decrease of $12.9 million in acquisition-related contingent consideration fair value adjustments, partially offset by a $3.9 million benefit in the prior year related to the expiration of the statute of limitations for a non-income tax matter.

•
The Corporate increase was primarily due to an increase in stock-based compensation expense, which was driven by a higher number of forfeited awards in the prior year, the impact of a modification of certain awards in the current year and the issuance of equity awards since the prior year.

•	The eCommerce increase was primarily due to increases in compensation and employee-related costs as a result of increased headcount and an increase in bad debt expense at HomeAdvisor.

•
The Search & Applications increase was primarily due to acquisitions and an increase in bad debt expense, partially offset by $2.3 million in acquisition-related contingent consideration fair value adjustments.

Product development expense
Product development expense consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Product development expense	$46,430	$7,585	20%	$38,845
As a percentage of revenue	6%			5%
Product development expense in 2015 increased from 2014 due to increases of $5.3 million from The Match Group and $1.9 million from eCommerce.

•
The Match Group increase is primarily related to severance expense in the current year related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses.

•	The eCommerce increase is primarily related to an increase in compensation at HomeAdvisor due, in part, to increased headcount.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Product development expense	$91,687	$14,026	18%	$77,661
As a percentage of revenue	6%			5%
Product development expense in 2015 increased from 2014 due to increases of $9.0 million from The Match Group, $2.8 million from eCommerce and $1.1 million from Media.

•	The increases from The Match Group and eCommerce are primarily due to the factors described above in the three month discussion.

•	The Media increase is primarily due to increased headcount at Vimeo.
Depreciation
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Depreciation	$15,500	$243	2%	$15,257
As a percentage of revenue	2%			2%
Depreciation in 2015 increased from 2014 primarily due to acquisitions.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Depreciation	$31,068	$993	3%	$30,075
As a percentage of revenue	2%			2%
Depreciation in 2015 increased from 2014 primarily due to acquisitions.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	$ Change	% Change	2014	2015	$ Change	% Change	2014
	(Dollars in thousands)
Search & Applications	$72,910	$(18,348)	(20)%	$91,258	$151,811	$(21,518)	(12)%	$173,329
The Match Group	64,822	(4,546)	(7)%	69,368	90,678	(26,120)	(22)%	116,798
Media	(15,452)	(6,541)	(73)%	(8,911)	(30,035)	(13,260)	(79)%	(16,775)
eCommerce	2,681	(1,842)	(41)%	4,523	(456)	(7,783)	NM	7,327
Corporate	(16,282)	(1,476)	(10)%	(14,806)	(28,162)	2,990	10%	(31,152)
Total	$108,679	$(32,753)	(23)%	$141,432	$183,836	$(65,691)	(26)%	$249,527

As a percentage of revenue	14%			19%	12%			17%
________________________
NM = not meaningful

Refer to Note 8 to the consolidated financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment.
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014
Search & Applications Adjusted EBITDA decreased 20% due primarily to lower revenue and an increase in selling and marketing expense, partially offset by a decrease in cost of revenue. The increase in selling and marketing expense was primarily due to an increase in online marketing related to About.com and new B2C downloadable applications, partially offset by a decline at Ask.com. The decrease in cost of revenue was primarily due to a decrease in traffic acquisition costs driven from lower revenue from Ask.com and our B2B operations.
The Match Group Adjusted EBITDA decreased 7% despite higher revenue primarily due to $9.0 million of costs in the current year related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses, losses from The Princeton Review, which was acquired on August 1, 2014, and higher cost of revenue. The increase in cost of revenue was primarily due to increases in revenue share payments made in connection with in-app purchases sold through Dating's mobile products and hosting fees.
Media Adjusted EBITDA loss was larger than the prior year due primarily to increased investment in online marketing at Vimeo.
eCommerce Adjusted EBITDA decreased 41%, principally due to increased investment in offline and online marketing and higher compensation at HomeAdvisor.
Corporate Adjusted EBITDA loss increased due to higher compensation.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014
Search & Applications Adjusted EBITDA decreased 12% due primarily to the factors described above in the three month discussion.
The Match Group Adjusted EBITDA decreased 22% due primarily to the factors described above in the three month discussion. Adjusted EBITDA was further impacted by an increase in selling and marketing expense and a $3.9 million benefit in the prior year related to the expiration of the statute of limitations for a non-income tax matter. The increase in selling and marketing expense was primarily due to an increase in online marketing at Dating and DailyBurn.
Media Adjusted EBITDA loss was larger than the prior year, due primarily to the factors described above in the three month discussion.
eCommerce Adjusted EBITDA turned to a loss in the current year, despite higher revenue, principally due to the factors described above in the three month discussion.
Corporate Adjusted EBITDA loss decreased due to lower compensation.

Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	$ Change	% Change	2014	2015	$ Change	% Change	2014
	(Dollars in thousands)
Search & Applications	$68,592	$(9,179)	(12)%	$77,771	$132,892	$(15,216)	(10)%	$148,108
The Match Group	51,441	(9,757)	(16)%	61,198	76,753	(24,248)	(24)%	101,001
Media	(13,775)	(3,981)	(41)%	(9,794)	(29,127)	(10,767)	(59)%	(18,360)
eCommerce	(1,004)	(1,012)	NM	8	(7,858)	(6,305)	(406)%	(1,553)
Corporate	(42,485)	(8,992)	(27)%	(33,493)	(74,772)	(12,978)	(21)%	(61,794)
Total	$62,769	$(32,921)	(34)%	$95,690	$97,888	$(69,514)	(42)%	$167,402

As a percentage of revenue	8%			13%	6%			11%
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014
Operating income in 2015 decreased from 2014 due to the decrease of $32.8 million in Adjusted EBITDA described above and increases of $9.4 million in stock-based compensation and $1.0 million in amortization of intangibles, partially offset by a decrease of $10.5 million in acquisition-related contingent consideration fair value adjustments. The increase in stock-based compensation was primarily due to the issuance of equity awards since the prior year. The decrease in acquisition-related contingent consideration fair value adjustments was the result of an update of the future forecast of earnings and operating metrics related to certain acquired businesses.
At June 30, 2015, there was $186.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014
Operating income in 2015 decreased from 2014 due to the decrease of $65.7 million in Adjusted EBITDA described above and increases of $18.7 million in stock-based compensation, $1.6 million in amortization of intangibles and $1.0 million in depreciation, partially offset by a decrease of $17.4 million in acquisition-related contingent consideration fair value adjustments. The increase in stock-based compensation and decrease in acquisition-related contingent consideration fair value adjustments are primarily due to the factors described above in the three month discussion. Stock-based compensation was also impacted by a higher number of forfeited awards in the prior year and the impact of a modification of certain awards in the current year.
Interest expense
Interest expense relates to our 4.875% Senior Notes due November 30, 2018 ("2013 Senior Notes"), 4.75% Senior Notes due December 21, 2012 ("2012 Senior Notes") and 5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035 ("Liberty Bonds").
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Interest expense	$(15,214)	$(1,168)	(8)%	$(14,046)
Interest expense increased in 2015 from 2014 due to the accelerated amortization of deferred financing costs associated with the planned redemption of the Liberty Bonds on September 1, 2015.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Interest expense	$(29,278)	$(1,168)	(4)%	$(28,110)
Interest expense in 2015 increased from 2014 primarily due to the factor described above in the three month discussion.
Other (expense) income, net
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Other expense, net	$(1,638)	$68,112	98%	$(69,750)
Other expense, net in 2015 decreased from 2014 principally due to the inclusion in the prior year of $64.2 million in other-than-temporary impairment charges related to certain cost method investments. These charges resulted from our assessment of the near-term prospects and financial condition of the investees. Also included in the prior year is a $4.2 million other-than-temporary impairment charge related to an equity method investment following the sale of a majority of the investee's assets.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Other income (expense), net	$5,350	$77,058	NM	$(71,708)
Other income (expense), net in 2015 increased from 2014 primarily due to the impairment charges described above in the three month discussion and an increase in net foreign currency exchange gains and reduced losses associated with our equity method investments.
Income tax benefit (provision)
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

	Three Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Income tax benefit (provision)	$11,968	NM	NM	$(29,889)
Effective income tax rate	NM			251%
The 2015 income tax benefit is due primarily to the realization of certain deferred tax assets, a reduction in tax reserves and related interest due to the expiration of statutes of limitations, and the non-taxable gain on contingent consideration fair value adjustments in the current year period, partially offset by state taxes. The 2014 effective income tax rate is higher than the statutory rate of 35% due primarily to the largely unbenefited loss associated with the write-downs of certain of the Company's investments, interest on reserves for income tax contingencies and state taxes, partially offset by foreign income taxed at lower rates.
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

	Six Months Ended June 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Income tax benefit (provision)	$5,788	NM	NM	$(51,274)
Effective income tax rate	NM			76%
The 2015 income tax benefit is due primarily to the factors described above in the three month discussion. The 2014 effective income tax rate is higher than the statutory rate of 35% due primarily to the factors described above in the three month discussion.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations for the three and six months ended June 30, 2015, is a $0.1 million benefit and a $0.2 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2015 and December 31, 2014, the Company has accrued $2.2 million and $2.8 million, respectively, for the payment of interest. At June 30, 2015 and December 31, 2014, the Company has accrued $2.3 million and $2.9 million, respectively, for penalties.
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
At June 30, 2015 and December 31, 2014, unrecognized tax benefits, including interest and penalties, are $25.9 million and $33.2 million, respectively. If unrecognized tax benefits at June 30, 2015 are subsequently recognized, $23.9 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $3.4 million within twelve months of June 30, 2015 primarily due to settlements and expiration of statutes of limitations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	June 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents:
United States (1)	$438,730	$770,050
All other countries (2)	217,679	220,355
Marketable securities (United States) (3)	233,523	160,648
Total cash and cash equivalents and marketable securities	$889,932	$1,151,053

Long-term debt:
2013 Senior Notes due November 30, 2018	$500,000	$500,000
2012 Senior Notes due December 15, 2022	500,000	500,000
Liberty Bonds due September 1, 2035 (4)	—	80,000
Total long-term debt	$1,000,000	$1,080,000
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
(4) $80.0 million reflected as short-term debt at June 30, 2015 as the Liberty Bonds are scheduled to be redeemed on September 1, 2015.
Cash Flow Information
In summary, the Company's cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$85,779	$148,771
Net cash used in investing activities	(152,864)	(219,833)
Net cash used in financing activities	(261,533)	(46,437)
2015
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including stock-based compensation expense, depreciation, amortization of intangibles, asset impairment charges, excess tax benefits from stock-based awards, deferred income taxes, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments and the effect of changes in working capital. Net cash provided by operating activities attributable to continuing operations in 2015 consists of earnings from continuing operations of $79.7 million and adjustments for non-cash items of $66.1 million, partially offset by a $60.1 million decrease in cash from changes in working capital. Adjustments for non-cash items primarily consist of $44.9 million of stock-based compensation, $31.1 million of depreciation and $27.0 million of amortization of intangibles, partially offset by $36.5 million of excess tax benefits from stock-based awards and $16.9 million in acquisition-related contingent consideration fair value adjustments. The decrease from changes in working capital consist primarily of a decrease in income taxes payable of $63.3 million and a decrease of $33.2 million in accounts payable and other current liabilities, partially offset by an increase in deferred revenue of $40.4 million. The decrease in income taxes payable is primarily due to the payment of 2014 tax liabilities in 2015 and the realization of a capital loss in the current year. The decrease in accounts payable and other current liabilities is due mainly to a decrease in accrued revenue share and accrued advertising expense at the Search & Applications segment, partially offset by an increase in accrued advertising at The Match Group segment. The decrease at Search & Applications in accrued revenue share is due mainly to lower B2B revenue. The decrease at Search & Applications in accrued advertising is due mainly to lower fees paid to search engines and timing of payments. The increase in accrued advertising at The Match Group segment is due mainly to increased online spending. The increase in deferred revenue is due mainly to growth in subscription revenue at The Match Group, Vimeo, and HomeAdvisor, as well as an increase at Electus due to the timing of cash received related to various production deals, and acquisitions.
Net cash used in investing activities attributable to continuing operations in 2015 includes the purchase of marketable debt securities, net of proceeds from maturities and sales, of $78.5 million, the purchase of investments and acquisitions of $56.1 million and capital expenditures of $26.8 million, primarily related to the internal development of software to support our products and services, and computer hardware.
Net cash used in financing activities attributable to continuing operations in 2015 includes $200.0 million for the repurchase of 3.0 million shares of common stock at an average price of $67.68 per share, $56.7 million related to the payment of cash dividends to IAC shareholders, $20.7 million in proceeds related to the issuance of common stock, net of withholding taxes, $15.3 million for the purchase of noncontrolling interests and $5.7 million in contingent consideration payments, partially offset by excess tax benefits from stock-based awards of $36.5 million.
2014
Net cash provided by operating activities attributable to continuing operations in 2014 consists of earnings from continuing operations of $16.3 million and adjustments for non-cash items of $133.5 million, partially offset by a decrease in cash from changes in working capital of $1.0 million. Adjustments for non-cash items primarily consist of $64.3 million in impairments related to long-term investments, $30.1 million of depreciation, $26.2 million of stock-based compensation expense and $25.4 million of amortization of intangibles, partially offset by $32.9 million of excess tax benefits from stock-based awards. The decrease in cash from changes in working capital activities primarily consists of a decrease of $31.2 million in accounts payable and other current liabilities and an increase in other assets of $19.2 million, partially offset by an increase in income taxes payable of $29.3 million and an increase in deferred revenue of $25.9 million. The decrease in accounts payable and other current liabilities is due to a decrease in accrued revenue share, accrued employee compensation and benefits, and a seasonal decrease in payables to suppliers at ShoeBuy, partially offset by an increase in accrued advertising expense at The Match Group. The decrease in accrued revenue share is primarily due to lower B2B revenue in the Search & Applications segment. The decrease in accrued employee compensation and benefits is due to the payment of 2013 cash bonuses in 2014. The increase in other assets is primarily due to a receivable related to amounts collected on our behalf by a third-party and an increase in short-term and long-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The increase in deferred revenue is primarily due to growth in subscription revenue at The Match Group and Vimeo as well as an increase at Electus due to the timing of cash received related to various production deals.
Net cash used in investing activities attributable to continuing operations in 2014 includes cash consideration used in acquisitions and investments of $118.1 million, which includes the acquisition of the ValueClick O&O website businesses and SlimWare, the purchase of marketable debt securities of $78.4 million and capital expenditures of $26.6 million, primarily related to the internal development of software to support our products and services.
Net cash used in financing activities attributable to continuing operations in 2014 includes $40.1 million, related to the payment of cash dividends to IAC shareholders, $30.0 million for the purchase of noncontrolling interests, $13.8 million in proceeds related to the issuance of common stock, net of withholding taxes and $7.6 million in contingent consideration payments related principally to the 2013 Twoo acquisition, partially offset by excess tax benefits from stock-based awards of $32.9 million and the return of $12.4 million of funds held in escrow related to the Meetic tender offer.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. The Company has a $300 million revolving credit facility, which expires on December 21, 2017, and is available as an additional source of financing. At June 30, 2015, there were no outstanding borrowings under the revolving credit facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2015 capital expenditures will be higher than 2014. At June 30, 2015, IAC had 5.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On July 28, 2015, IAC declared a quarterly cash dividend of $0.34 per share of common and Class B common stock outstanding payable on September 1, 2015 to stockholders of record on August 15, 2015. Future declarations of dividends are subject to the determination of IAC's Board of Directors.
The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations and available borrowing capacity under its $300 million revolving credit facility, will be sufficient to fund its normal operating requirements, including capital expenditures, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. The $575 million purchase price of the planned acquisition of PlentyOfFish, which was announced on July 14, 2015, is expected to be funded by cash on hand, the proceeds from the sales of marketable securities and the available borrowings under the $300 million revolving credit facility. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us. The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the revolving credit facility require that we maintain a leverage ratio of not more than 3.0 to 1.0 and restrict our ability to incur additional indebtedness. As of June 30, 2015, the Company was in compliance with all of these covenants.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$130,125	$96,250	$559,688	$559,375	$1,345,438
Operating leases(c)	34,699	55,593	33,252	186,959	310,503
Purchase obligations(d)	5,079	354	—	—	5,433
Total contractual cash obligations	$169,903	$152,197	$592,940	$746,334	$1,661,374
_______________________________________________________________________________

(a)
The Company has excluded $24.2 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 2 to the consolidated financial statements.

(b)
Represents contractual amounts due including interest. With the scheduled redemption of the Liberty Bonds (due September 1, 2035) on September 1, 2015, $80.0 million of future interest payments will no longer be made.

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

Definition of IAC's Non-GAAP Measure
        Adjusted EBITDA is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.

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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as content, technology, customer lists, advertiser and supplier relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of goodwill or intangible assets, if applicable, are not ongoing costs of doing business.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment for the three and six months ended June 30, 2015 and 2014, see Note 8 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2015, there have been no material changes to the Company's instruments or positions that are sensitive to interest rate risk and equity price risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014.

Foreign Currency Exchange Risk

The Company conducts business in certain foreign markets, primarily in the European Union. For the three and six months ended June 30, 2015, international revenue accounted for 27% and 26%, respectively, of consolidated revenue. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 18% lower in the second quarter of 2015 than 2014. The decrease had a significant impact to the revenue of The Match Group. For the three months ended June 30, 2015, The Match Group revenue, Dating revenue and Dating International revenue would have increased approximately 25%, 14% and 18%, respectively, as compared to the reported increases of 19% and 7% and a decrease of 2%, respectively, had the foreign currency exchange rates been the same as the second quarter of 2014. For the six months ended June 30, 2015, The Match Group revenue, Dating revenue and Dating International revenue would have increased approximately 22%, 11% and 13%, respectively, as compared to the reported increases of 16% and 5% and a decrease of 5%, respectively, had the foreign currency exchange rates been the same as the first six months of 2014.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), IAC management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in our filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and Forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes to the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the quarter ended June 30, 2015. As of that date, 5,606,904 shares of common stock remained available for repurchase under the Company's previously announced April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period in the open market and/or privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 31, 2015
IAC/INTERACTIVECORP

		By:	/s/ GREGG WINIARSKI
Gregg Winiarski
Executive Vice President, General Counsel & Secretary (acting Principal Financial Officer)

Signature	Title	Date

/s/ GREGG WINIARSKI	Executive Vice President, General Counsel & Secretary (acting Principal Financial Officer)	July 31, 2015
Gregg Winiarski

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