Form 10-Q
period 2015-09-30
IAC/INTERACTIVECORP
filed 2015-11-09
CIK 891103

As filed with the Securities and Exchange Commission on November 9, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 23, 2015, the following shares of the registrant's common stock were outstanding:

Common Stock	77,196,951
Class B Common Stock	5,789,499
Total outstanding Common Stock	82,986,450
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 23, 2015 was $5,269,037,616. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$766,448	$990,405
Marketable securities	53,937	160,648
Accounts receivable, net of allowance of $16,202 and $12,437, respectively	246,978	236,086
Other current assets	178,883	166,742
Total current assets	1,246,246	1,553,881

Property and equipment, net of accumulated depreciation and amortization of $305,226 and $279,534, respectively	299,078	302,459
Goodwill	1,769,141	1,754,926
Intangible assets, net of accumulated amortization of $122,653 and $98,937 respectively	459,921	491,936
Long-term investments	138,825	114,983
Other non-current assets	114,107	56,693
TOTAL ASSETS	$4,027,318	$4,274,878

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$68,448	$81,163
Deferred revenue	237,947	194,988
Accrued expenses and other current liabilities	347,062	397,803
Total current liabilities	653,457	673,954

Long-term debt	1,000,000	1,080,000
Income taxes payable	23,641	32,635
Deferred income taxes	417,326	409,529
Other long-term liabilities	62,476	45,191

Redeemable noncontrolling interests	25,227	40,427

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 253,957,313 and 252,170,058 shares, respectively and outstanding 77,188,046 and 78,356,057 shares, respectively	254	252
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,459,267	11,415,617
Retained earnings	391,492	325,118
Accumulated other comprehensive loss	(144,488)	(87,700)
Treasury stock 187,137,267 and 184,182,001 shares, respectively	(9,861,350)	(9,661,350)
Total IAC shareholders' equity	1,845,191	1,991,953
Noncontrolling interests	—	1,189
Total shareholders' equity	1,845,191	1,993,142
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,027,318	$4,274,878

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenue	$838,561	$782,231	$2,382,205	$2,278,793
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	205,261	224,695	580,090	644,659
Selling and marketing expense	337,226	278,321	1,014,289	849,410
General and administrative expense	134,122	106,987	378,265	311,973
Product development expense	46,859	40,691	138,546	118,352
Depreciation	15,625	14,133	46,693	44,208
Amortization of intangibles	12,338	16,451	39,304	41,836
Total operating costs and expenses	751,431	681,278	2,197,187	2,010,438
Operating income	87,130	100,953	185,018	268,355
Equity in earnings (losses) of unconsolidated affiliates	398	(612)	(78)	(9,397)
Interest expense	(15,992)	(14,009)	(45,270)	(42,119)
Other income (expense), net	34,000	4,113	39,826	(58,810)
Earnings from continuing operations before income taxes	105,536	90,445	179,496	158,029
Income tax (provision) benefit	(40,510)	59,816	(34,722)	8,542
Earnings from continuing operations	65,026	150,261	144,774	166,571
Earnings (loss) from discontinued operations, net of tax	17	175,730	(11)	174,048
Net earnings	65,043	325,991	144,763	340,619
Net loss attributable to noncontrolling interests	568	821	6,558	4,082
Net earnings attributable to IAC shareholders	$65,611	$326,812	$151,321	$344,701

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.79	$1.81	$1.82	$2.05
Diluted earnings per share from continuing operations	$0.74	$1.70	$1.71	$1.93
Basic earnings per share	$0.79	$3.91	$1.82	$4.15
Diluted earnings per share	$0.74	$3.68	$1.71	$3.91

Dividends declared per share	$0.34	$0.34	$1.02	$0.82

Stock-based compensation expense by function:
Cost of revenue	$307	$453	$846	$904
Selling and marketing expense	2,442	775	7,284	1,628
General and administrative expense	21,683	14,094	56,320	35,753
Product development expense	2,577	2,010	7,419	5,212
Total stock-based compensation expense	$27,009	$17,332	$71,869	$43,497
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net earnings	$65,043	$325,991	$144,763	$340,619
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(10,603)	(36,759)	(58,604)	(31,569)
Change in unrealized gains and losses of available-for-sale securities (net of tax benefits of $277 and $95 for the three and nine months ended September 30, 2015, respectively, and net of tax benefits of $245 and $1,683 for the three and nine months ended September 30, 2014, respectively)	(3,617)	(389)	632	(2,639)
Total other comprehensive loss, net of tax	(14,220)	(37,148)	(57,972)	(34,208)
Comprehensive income	50,823	288,843	86,791	306,411
Comprehensive loss attributable to noncontrolling interests	595	1,107	7,742	4,568
Comprehensive income attributable to IAC shareholders	$51,418	$289,950	$94,533	$310,979
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2014	$40,427	$252	252,170	$16	16,157	$11,415,617	$325,118	$(87,700)	$(9,661,350)	$1,991,953	$1,189	$1,993,142
Net (loss) earnings for the nine months ended September 30, 2015	(6,558)	—	—	—	—	—	151,321	—	—	151,321	—	151,321
Other comprehensive loss, net of tax	(1,184)	—	—	—	—	—	—	(56,788)	—	(56,788)	—	(56,788)
Stock-based compensation expense	5,066	—	—	—	—	62,611	—	—	—	62,611	—	62,611
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,787	—	—	(39,512)	—	—	—	(39,510)	—	(39,510)
Income tax benefit related to stock-based awards	—	—	—	—	—	37,298	—	—	—	37,298	—	37,298
Dividends	—	—	—	—	—	—	(84,947)	—	—	(84,947)	—	(84,947)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(200,000)	(200,000)	—	(200,000)
Purchase of redeemable noncontrolling interests	(29,899)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	15,903	—	—	—	—	(15,903)	—	—	—	(15,903)	—	(15,903)
Transfer from noncontrolling interests to redeemable noncontrolling interests	1,189	—	—	—	—	—	—	—	—	—	(1,189)	(1,189)
Other	283	—	—	—	—	(844)	—	—	—	(844)	—	(844)
Balance as of September 30, 2015	$25,227	$254	253,957	$16	16,157	$11,459,267	$391,492	$(144,488)	$(9,861,350)	$1,845,191	$—	$1,845,191
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$144,763	$340,619
Less: (loss) earnings from discontinued operations, net of tax	(11)	174,048
Earnings from continuing operations	144,774	166,571
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	71,869	43,497
Depreciation	46,693	44,208
Amortization of intangibles	39,304	41,836
Impairment of long-term investments	1,304	64,281
Excess tax benefits from stock-based awards	(49,147)	(41,320)
Deferred income taxes	(7,851)	88,739
Equity in losses of unconsolidated affiliates	78	9,397
Acquisition-related contingent consideration fair value adjustments	(17,906)	(13,781)
Gain on real estate transaction	(33,586)	—
Other adjustments, net	13,852	10,080
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,822)	(12,779)
Other assets	(13,746)	(8,735)
Accounts payable and other current liabilities	(17,453)	(24,183)
Income taxes payable	(13,748)	(114,584)
Deferred revenue	45,674	41,667
Other changes in assets and liabilities, net	(182)	(233)
Net cash provided by operating activities attributable to continuing operations	184,107	294,661
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(43,286)	(244,196)
Capital expenditures	(44,558)	(39,033)
Proceeds from maturities and sales of marketable debt securities	192,928	998
Purchases of marketable debt securities	(93,134)	(110,886)
Purchases of long-term investments	(25,073)	(17,703)
Other, net	4,456	11,924
Net cash used in investing activities attributable to continuing operations	(8,667)	(398,896)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(200,000)	—
Dividends	(84,947)	(68,505)
Principal payment on long-term debt	(80,000)	—
Issuance of common stock, net of withholding taxes	(40,197)	(4,823)
Excess tax benefits from stock-based awards	49,147	41,320
Purchase of noncontrolling interests	(29,899)	(30,328)
Funds returned from escrow for Meetic tender offer	—	12,354
Acquisition-related contingent consideration payments	(5,712)	(7,659)
Other, net	512	(1,397)
Net cash used in financing activities attributable to continuing operations	(391,096)	(59,038)
Total cash used in continuing operations	(215,656)	(163,273)
Total cash used in discontinued operations	(190)	(171)
Effect of exchange rate changes on cash and cash equivalents	(8,111)	(5,288)
Net decrease in cash and cash equivalents	(223,957)	(168,732)
Cash and cash equivalents at beginning of period	990,405	1,100,444
Cash and cash equivalents at end of period	$766,448	$931,712

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
Match Group, Inc. Initial Public Offering and Acquisition of PlentyOfFish
On November 9, 2015, Match Group, Inc. filed a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") relating to the proposed initial public offering ("IPO") of less than 20% of its common stock. The IPO is expected to be completed during the fourth quarter of 2015.
On October 28, 2015, Match Group, Inc. completed its previously announced purchase of Plentyoffish Media Inc., or PlentyOfFish, for $575 million in cash.
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of marketable securities and other investments; the recoverability of goodwill and indefinite-lived intangible assets; the useful

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lives and recoverability of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and revenue reserves; the fair value of acquisition-related contingent consideration; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"). On October 26, 2015, the Company and Google entered into a services agreement that is effective as of April 1, 2016, following the expiration of the current services agreement, and expires on March 31, 2020. The Company may choose to terminate the agreement effective March 31, 2019. These services agreements require that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and nine months ended September 30, 2015, revenue earned from Google is $332.0 million and $979.8 million, respectively. For the three and nine months ended September 30, 2014, revenue earned from Google is $351.4 million and $1.1 billion, respectively. This revenue is earned by the businesses comprising the Search & Applications segment. Accounts receivable related to revenue earned from Google totaled $112.2 million and $118.7 million at September 30, 2015 and December 31, 2014, respectively.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended September 30, 2015, the Company recorded an income tax provision for continuing operations of $40.5 million and $34.7 million, respectively, which represents effective income tax rates of 38% and 19%, respectively. The effective tax rate for the three months ended September 30, 2015 is higher than the statutory rate of 35% due primarily to state taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2015 is lower than the statutory rate of 35% due primarily to the realization of certain deferred tax assets, a reduction in tax reserves and related interest due to the expiration of statutes of limitations and the non-taxable gain on contingent consideration fair value adjustments in the current year period. For the three and nine months ended September 30, 2014, the Company recorded an income tax benefit for continuing operations of $59.8 million and $8.5 million, respectively, despite pre-tax income of $90.4 million and $158.0 million, respectively. The income tax benefit for the three and nine months ended September 30, 2014 is due principally to a reduction in tax reserves and related interest due to the expiration of statutes of limitations for federal income taxes for 2001 through 2009 of $88.2 million.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for continuing operations for the three and nine months ended September 30, 2015, is a less than $0.1 million expense and a $0.2 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2015 and December 31, 2014, the Company has accrued $2.2 million and $2.8 million, respectively, for the payment of interest. At September 30, 2015 and December 31, 2014, the Company has accrued $2.1 million and $2.9 million, respectively, for penalties.
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
At September 30, 2015 and December 31, 2014, unrecognized tax benefits, including interest and penalties, are $24.8 million and $33.2 million, respectively. If unrecognized tax benefits at September 30, 2015 are subsequently recognized, $22.8 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $7.7 million within twelve months of September 30, 2015 primarily due to expiration of statutes of limitations and settlements.
NOTE 3—MARKETABLE SECURITIES
At September 30, 2015, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$53,600	$7	$(129)	$53,478
Equity security	98	361	—	459
Total marketable securities	$53,698	$368	$(129)	$53,937

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At December 31, 2014, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$159,418	$34	$(255)	$159,197
Equity security	98	1,353	—	1,451
Total marketable securities	$159,516	$1,387	$(255)	$160,648
The unrealized gains and losses in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The gross unrealized losses on the marketable debt securities relate primarily to changes in interest rates. The Company does not consider the gross unrealized losses to be other-than-temporary because the Company does not intend to sell the marketable debt securities that generated the gross unrealized losses at September 30, 2015, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized costs bases, which may be maturity.
The contractual maturities of debt securities classified as current available-for-sale at September 30, 2015 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,374	$4,370
Due after one year through five years	49,226	49,108
Total	$53,600	$53,478
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$178,315	$1,114	$192,928	$4,576
Gross realized gains	17	1,063	22	3,362
There were no gross realized losses from the maturities and sales of available-for-sale marketable securities for the three and nine months ended September 30, 2015 and 2014. However, during the second quarter of 2015, the Company recognized $0.3 million in losses that were deemed to be other-than-temporary related to various corporate debt securities that were expected to be sold by the Company, in part, to fund its cash needs related to Match Group, Inc.'s acquisition of PlentyOfFish for $575 million.
Gross realized gains from the maturities and sales of available-for-sale marketable securities and gross unrealized losses that were deemed to be other-than-temporary are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$375,094	$—	$—	$375,094
Time deposits	—	45,005	—	45,005
Commercial paper	—	8,999	—	8,999
Marketable securities:
Corporate debt securities	—	53,478	—	53,478
Equity security	459	—	—	459
Long-term investments:
Auction rate security	—	—	5,010	5,010
Marketable equity security	9,594	—	—	9,594
Total	$385,147	$107,482	$5,010	$497,639

Liabilities:
Contingent consideration arrangements	$—	$—	$(31,470)	$(31,470)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2014
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$174,720	$—	$—	$174,720
Time deposits	—	42,914	—	42,914
Commercial paper	—	388,801	—	388,801
Marketable securities:
Corporate debt securities	—	159,197	—	159,197
Equity security	1,451	—	—	1,451
Long-term investments:
Auction rate security	—	—	6,070	6,070
Marketable equity security	7,410	—	—	7,410
Total	$183,581	$590,912	$6,070	$780,563

Liabilities:
Contingent consideration arrangements	$—	$—	$(30,140)	$(30,140)
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2015		2014
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at July 1	$6,630	$(31,858)	$9,250	$(41,397)
Total net gains (losses):
Included in earnings:
Fair value adjustments	—	960	—	14,281
Included in other comprehensive (loss) income	(1,620)	(579)	(670)	1,918
Settlements	—	7	—	29
Balance at September 30	$5,010	$(31,470)	$8,580	$(25,169)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2015		2014
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$6,070	$(30,140)	$8,920	$(45,828)
Total net gains (losses):
Included in earnings:
Fair value adjustments	—	17,906	—	13,781
Foreign currency exchange gains	—	626	—	—
Included in other comprehensive (loss) income	(1,060)	1,538	(340)	2,054
Fair value at date of acquisition	—	(27,112)	—	(2,835)
Settlements	—	5,712	—	7,659
Balance at September 30	$5,010	$(31,470)	$8,580	$(25,169)
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with gross unrealized losses of $5.0 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At September 30, 2015, the auction rate security is rated BBB- and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at September 30, 2015, due to its credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent Consideration Arrangements
As of September 30, 2015, there are nine contingent consideration arrangements related to business acquisitions. Eight of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements is $242.8 million and the fair value of these arrangements at September 30, 2015 is $31.0 million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $0.5 million at September 30, 2015. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using a probability-weighted analysis to determine the amount of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that captures the risks associated with the obligation. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at September 30, 2015 reflect discount rates ranging from 12-25%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at September 30, 2015 includes a current portion of $0.7 million and non-current portion of $30.8 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.

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
Cost method investments
At September 30, 2015 and December 31, 2014, the carrying values of the Company's investments accounted for under the cost method totaled $113.7 million and $90.9 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
In the second quarter of 2014, the Company recorded $64.2 million of other-than-temporary impairment charges for certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. This charge is included in "Other income (expense), net" in the accompanying consolidated statement of operations.
Equity method investments
In the second quarter of 2014, the Company recorded a $4.2 million other-than-temporary impairment charge on an equity method investment following the sale of a majority of the investee's assets. This charge is included in "Equity in earnings (losses) of unconsolidated affiliates" in the accompanying consolidated statement of operations.
Long-term marketable equity security
The cost basis of the Company's long-term marketable equity security at September 30, 2015 and December 31, 2014 is $8.7 million, with a gross unrealized gain of $0.9 million and a gross unrealized loss of $1.2 million at September 30, 2015 and December 31, 2014, respectively. The gross unrealized gain at September 30, 2015 and gross unrealized loss at December 31, 2014 are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt	$(1,000,000)	$(990,050)	$(1,080,000)	$(1,099,813)
The fair value of long-term debt is estimated using market prices or indices for similar liabilities and takes into consideration other factors such as credit quality and maturity, which are Level 3 inputs.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2015	December 31, 2014
	(In thousands)
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	$500,000	$500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	500,000	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (the "Liberty Bonds"); interest payable each March 1 and September 1, which commenced March 1, 2006	—	80,000
Total long-term debt	$1,000,000	$1,080,000
The 2013 and 2012 Senior Notes were issued on November 15, 2013 and December 21, 2012, respectively. On December 21, 2012, IAC entered into a $300 million revolving credit facility (the "IAC credit facility"). On October 7, 2015, the IAC credit facility agreement was amended and restated, and now expires October 7, 2020. At September 30, 2015 and December 31, 2014, there are no outstanding borrowings under the IAC credit facility. The annual fee to maintain the IAC credit facility is 35 basis points. Also, on October 7, 2015, Match Group, Inc. entered into a $500 million revolving credit facility, which expires on October 7, 2020 (the "Match credit facility"). The annual fee to maintain the Match credit facility is 35 basis points.
On October 16, 2015, Match Group, Inc. commenced a private exchange offer to eligible holders to exchange any and all of the 2012 Senior Notes for up to $500 million aggregate principal amount of new 6.75% Senior Notes due 2022 (the "Match Notes") to be issued by Match Group, Inc. ("Match Exchange Offer"). The Company expects to exchange $443.5 million of the 2012 Senior Notes for $443.5 million of the Match Notes pursuant to the Match Exchange Offer. Based on the results of the Match Exchange Offer, IAC does not expect to accept any 2013 Senior Notes for payment in the cash tender offer, which commenced on October 16, 2015.
The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain IAC domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes and the IAC credit facility; any borrowings under the IAC credit facility would also be secured by the stock of certain of our domestic and foreign subsidiaries. See Note 11 for guarantor and non-guarantor financial information. The Match credit facility is guaranteed by the same entities that guarantee the 2013 and 2012 Senior Notes and the IAC credit facility, and also secured by the stock of certain Match Group, Inc. domestic and foreign subsidiaries. The Company expects that, promptly following the closing of the Match Exchange Offer, Match Group, Inc. will be designated an unrestricted subsidiary of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC credit facility. Upon such designation, neither Match Group, Inc. nor any of its subsidiaries will guarantee any debt of the Company.
The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the IAC credit facility require that we maintain a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. The Company was in compliance with all applicable covenants at September 30, 2015. The terms of the Match credit facility require Match Group, Inc. to maintain a leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0, and restrict Match Group, Inc.'s ability to incur additional indebtedness.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income.

	Three Months Ended September 30, 2015
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of July 1	$(133,895)	$3,600		$(130,295)
Other comprehensive loss, net of tax benefit of $0.1 million related to unrealized losses on available-for-sale securities	(8,420)	(3,501)		(11,921)
Amounts reclassified to earnings	(2,191)	(81)	(a)	(2,272)
Net current period other comprehensive loss	(10,611)	(3,582)		(14,193)
Balance as of September 30	$(144,506)	$18		$(144,488)
_________________________________________

(a) Amount is net of a tax provision of $0.1 million.

	Three Months Ended September 30, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of July 1	$(15,282)	$5,376	$(9,906)
Other comprehensive (loss) income before reclassifications, net of tax provision of $0.2 million related to unrealized losses on available-for-sale securities	(36,428)	231	(36,197)
Amounts reclassified to earnings related to unrealized gains on available-for-sale securities, net of tax provision of $0.4 million	—	(665)	(665)
Net current period other comprehensive loss	(36,428)	(434)	(36,862)
Balance as of September 30	$(51,710)	$4,942	$(46,768)

	Nine Months Ended September 30, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(86,848)	$(852)		$(87,700)
Other comprehensive (loss) income, net of tax benefit of $0.3 million related to unrealized losses on available-for-sale securities	(55,467)	788		(54,679)
Amounts reclassified to earnings	(2,191)	82	(b)	(2,109)
Net current period other comprehensive (loss) income	(57,658)	870		(56,788)
Balance as of September 30	$(144,506)	$18		$(144,488)
_________________________________________

(b) Amount is net of a tax benefit of $0.1 million.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2014
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(20,352)	$7,306	$(13,046)
Other comprehensive loss before reclassifications, net of tax benefit of $0.5 million related to unrealized losses on available-for-sale securities	(31,358)	(439)	(31,797)
Amounts reclassified to earnings related to unrealized gains on available-for-sale securities, net of tax provision of $1.2 million	—	(1,925)	(1,925)
Net current period other comprehensive loss	(31,358)	(2,364)	(33,722)
Balance as of September 30	$(51,710)	$4,942	$(46,768)

NOTE 7—EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$65,026	$65,026	$150,261	$150,261
Net loss attributable to noncontrolling interests	568	568	821	821
Earnings from continuing operations attributable to IAC shareholders	65,594	65,594	151,082	151,082
Earnings from discontinued operations attributable to IAC shareholders	17	17	175,730	175,730
Net earnings attributable to IAC shareholders	$65,611	$65,611	$326,812	$326,812

Denominator:
Weighted average basic shares outstanding	82,910	82,910	83,591	83,591
Dilutive securities including stock options and RSUs(a)(b)	—	5,990	—	5,199
Denominator for earnings per share—weighted average shares(a)(b)	82,910	88,900	83,591	88,790

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.79	$0.74	$1.81	$1.70
Discontinued operations	—	—	2.10	1.98
Earnings per share	$0.79	$0.74	$3.91	$3.68

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$144,774	$144,774	$166,571	$166,571
Net loss attributable to noncontrolling interests	6,558	6,558	4,082	4,082
Earnings from continuing operations attributable to IAC shareholders	151,332	151,332	170,653	170,653
(Loss) earnings from discontinued operations attributable to IAC shareholders	(11)	(11)	174,048	174,048
Net earnings attributable to IAC shareholders	$151,321	$151,321	$344,701	$344,701

Denominator:
Weighted average basic shares outstanding	82,924	82,924	83,088	83,088
Dilutive securities including stock options and RSUs(a)(b)	—	5,323	—	5,167
Denominator for earnings per share—weighted average shares(a)(b)	82,924	88,247	83,088	88,255

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$1.82	$1.71	$2.05	$1.93
Discontinued operations	—	—	2.10	1.98
Earnings per share	$1.82	$1.71	$4.15	$3.91
_________________________________________

(a) If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units ("RSUs"). For the three and nine months ended September 30, 2015, 1.0 million and 1.3 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For both the three and nine months ended September 30, 2014, 0.3 million shares related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(b) Performance-based stock units ("PSUs") are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2015, 0.2 million PSUs that were probable of vesting were excluded from the calculation of diluted earnings per share because the performance conditions had not been met. For both the three and nine months ended September 30, 2014, less than 0.1 million PSUs related to potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
Search & Applications	$377,142	$394,659	$1,111,406	$1,188,410
The Match Group	274,231	230,198	768,132	655,699
Media	57,278	49,895	137,100	122,906
eCommerce	130,031	107,825	366,027	312,616
Inter-segment eliminations	(121)	(346)	(460)	(838)
Total	$838,561	$782,231	$2,382,205	$2,278,793

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Operating Income (Loss):
Search & Applications	$65,391	$80,384	$198,283	$228,492
The Match Group	71,912	66,393	148,665	167,394
Media	(8,252)	(8,723)	(37,379)	(27,083)
eCommerce	4,243	(1,585)	(3,615)	(3,138)
Corporate	(46,164)	(35,516)	(120,936)	(97,310)
Total	$87,130	$100,953	$185,018	$268,355

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted EBITDA:
Search & Applications	$74,391	$93,127	$226,202	$266,456
The Match Group	84,339	61,371	175,017	178,169
Media	(7,746)	(7,702)	(37,781)	(24,477)
eCommerce	7,713	3,865	7,257	11,192
Corporate	(17,555)	(16,073)	(45,717)	(47,225)
Total	$141,142	$134,588	$324,978	$384,115
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
United States	$619,297	$544,486	$1,755,534	$1,560,751
All other countries	219,264	237,745	626,671	718,042
Total	$838,561	$782,231	$2,382,205	$2,278,793

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$278,970	$281,879
All other countries	20,108	20,580
Total	$299,078	$302,459
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
The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments:

	Three Months Ended September 30, 2015
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$74,391	$—	$(3,777)	$(6,736)	$1,513	$65,391
The Match Group	84,339	(1,147)	(6,173)	(4,352)	(755)	71,912
Media	(7,746)	(50)	(280)	(378)	202	(8,252)
eCommerce	7,713	(410)	(2,188)	(872)	—	4,243
Corporate	(17,555)	(25,402)	(3,207)	—	—	(46,164)
Total	$141,142	$(27,009)	$(15,625)	$(12,338)	$960	$87,130

	Three Months Ended September 30, 2014
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$93,127	$—	$(3,596)	$(9,147)	$—	$80,384
The Match Group	61,371	(145)	(5,794)	(3,320)	14,281	66,393
Media	(7,702)	(161)	(225)	(635)	—	(8,723)
eCommerce	3,865	(138)	(1,963)	(3,349)	—	(1,585)
Corporate	(16,073)	(16,888)	(2,555)	—	—	(35,516)
Total	$134,588	$(17,332)	$(14,133)	$(16,451)	$14,281	$100,953

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2015
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$226,202	$—	$(11,078)	$(20,631)	$3,790	$198,283
The Match Group	175,017	(3,816)	(19,885)	(14,130)	11,479	148,665
Media	(37,781)	(344)	(712)	(1,179)	2,637	(37,379)
eCommerce	7,257	(1,250)	(6,258)	(3,364)	—	(3,615)
Corporate	(45,717)	(66,459)	(8,760)	—	—	(120,936)
Total	$324,978	$(71,869)	$(46,693)	$(39,304)	$17,906	$185,018

	Nine Months Ended September 30, 2014
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Search & Applications	$266,456	$—	$(13,143)	$(24,821)	$—	$228,492
The Match Group	178,169	(332)	(17,183)	(6,841)	13,581	167,394
Media	(24,477)	(486)	(731)	(1,589)	200	(27,083)
eCommerce	11,192	(138)	(5,607)	(8,585)	—	(3,138)
Corporate	(47,225)	(42,541)	(7,544)	—	—	(97,310)
Total	$384,115	$(43,497)	$(44,208)	$(41,836)	$13,781	$268,355
NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Other income (expense), net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Gain on real estate transaction	$33,586	$—	$33,586	$—
Impairment of long-term investments	(804)	—	(1,304)	(64,281)
Foreign currency exchange gains (losses)	308	2,210	4,838	(612)
Other	910	1,903	2,706	6,083
Total	$34,000	$4,113	$39,826	$(58,810)

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries that are 100% owned by the Company. The following tables present condensed consolidating financial information at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.
Balance sheet at September 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$360,009	$—	$406,439	$—	$766,448
Marketable securities	53,477	—	460	—	53,937
Accounts receivable, net	9	147,175	99,794	—	246,978
Other current assets	7,261	93,121	82,236	(3,735)	178,883
Intercompany receivables	—	1,557,881	779,941	(2,337,822)	—
Property and equipment, net	4,574	228,159	66,345	—	299,078
Goodwill	—	1,247,038	522,103	—	1,769,141
Intangible assets, net	—	307,079	152,842	—	459,921
Investment in subsidiaries	5,033,588	957,866	—	(5,991,454)	—
Other non-current assets	92,132	28,897	139,963	(8,060)	252,932
Total assets	$5,551,050	$4,567,216	$2,250,123	$(8,341,071)	$4,027,318

Accounts payable, trade	$2,865	$34,991	$30,592	$—	$68,448
Other current liabilities	54,163	326,379	204,453	14	585,009
Long-term debt	1,000,000	—	—	—	1,000,000
Income taxes payable	858	4,531	18,252	—	23,641
Intercompany liabilities	2,337,822	—	—	(2,337,822)	—
Other long-term liabilities	310,151	105,074	76,386	(11,809)	479,802
Redeemable noncontrolling interests	—	—	25,227	—	25,227
IAC shareholders' equity	1,845,191	4,096,241	1,895,213	(5,991,454)	1,845,191
Total liabilities and shareholders' equity	$5,551,050	$4,567,216	$2,250,123	$(8,341,071)	$4,027,318

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$606,269	$235,352	$(3,060)	$838,561
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	307	117,292	87,922	(260)	205,261
Selling and marketing expense	1,250	276,036	62,741	(2,801)	337,226
General and administrative expense	37,186	70,225	26,710	1	134,122
Product development expense	2,408	31,945	12,506	—	46,859
Depreciation	613	10,799	4,213	—	15,625
Amortization of intangibles	—	6,246	6,092	—	12,338
Total operating costs and expenses	41,764	512,543	200,184	(3,060)	751,431
Operating (loss) income	(41,764)	93,726	35,168	—	87,130
Equity in earnings of unconsolidated affiliates	96,076	19,940	541	(116,159)	398
Interest expense	(12,995)	(2,963)	(34)	—	(15,992)
Other income, net	24,678	2,911	6,411	—	34,000
Earnings from continuing operations before income taxes	65,995	113,614	42,086	(116,159)	105,536
Income tax provision	(401)	(35,131)	(4,978)	—	(40,510)
Earnings from continuing operations	65,594	78,483	37,108	(116,159)	65,026
Earnings (loss) from discontinued operations, net of tax	17	—	(1)	1	17
Net earnings	65,611	78,483	37,107	(116,158)	65,043
Net loss attributable to noncontrolling interests	—	—	568	—	568
Net earnings attributable to IAC shareholders	$65,611	$78,483	$37,675	$(116,158)	$65,611
Comprehensive income attributable to IAC shareholders	$51,418	$80,157	$26,935	$(107,092)	$51,418

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$570,101	$215,132	$(3,002)	$782,231
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	387	128,968	96,028	(688)	224,695
Selling and marketing expense	723	220,780	59,091	(2,273)	278,321
General and administrative expense	28,046	56,955	21,976	10	106,987
Product development expense	1,935	28,131	10,676	(51)	40,691
Depreciation	402	9,434	4,297	—	14,133
Amortization of intangibles	—	10,784	5,667	—	16,451
Total operating costs and expenses	31,493	455,052	197,735	(3,002)	681,278
Operating (loss) income	(31,493)	115,049	17,397	—	100,953
Equity in earnings (losses) of unconsolidated affiliates	89,209	17,246	95	(107,162)	(612)
Interest expense	(12,948)	(1,050)	(11)	—	(14,009)
Other (expense) income, net	(8,311)	8,771	3,653	—	4,113
Earnings from continuing operations before income taxes	36,457	140,016	21,134	(107,162)	90,445
Income tax benefit (provision)	114,625	(46,133)	(8,676)	—	59,816
Earnings from continuing operations	151,082	93,883	12,458	(107,162)	150,261
Earnings from discontinued operations, net of tax	175,730	—	5	(5)	175,730
Net earnings	326,812	93,883	12,463	(107,167)	325,991
Net loss attributable to noncontrolling interests	—	—	821	—	821
Net earnings attributable to IAC shareholders	$326,812	$93,883	$13,284	$(107,167)	$326,812
Comprehensive income (loss) attributable to IAC shareholders	$289,950	$90,988	$(23,904)	$(67,084)	$289,950

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,787,137	$604,172	$(9,104)	$2,382,205
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	846	354,416	225,478	(650)	580,090
Selling and marketing expense	3,315	829,308	190,086	(8,420)	1,014,289
General and administrative expense	95,192	202,314	80,793	(34)	378,265
Product development expense	6,915	94,075	37,556	—	138,546
Depreciation	1,440	33,489	11,764	—	46,693
Amortization of intangibles	—	18,742	20,562	—	39,304
Total operating costs and expenses	107,708	1,532,344	566,239	(9,104)	2,197,187
Operating (loss) income	(107,708)	254,793	37,933	—	185,018
Equity in earnings (losses) of unconsolidated affiliates	220,971	36,312	494	(257,855)	(78)
Interest expense	(38,977)	(6,220)	(73)	—	(45,270)
Other income (expense), net	7,571	32,767	(512)	—	39,826
Earnings from continuing operations before income taxes	81,857	317,652	37,842	(257,855)	179,496
Income tax benefit (provision)	69,475	(107,397)	3,200	—	(34,722)
Earnings from continuing operations	151,332	210,255	41,042	(257,855)	144,774
(Loss) earnings from discontinued operations, net of tax	(11)	—	2	(2)	(11)
Net earnings	151,321	210,255	41,044	(257,857)	144,763
Net loss attributable to noncontrolling interests	—	—	6,558	—	6,558
Net earnings attributable to IAC shareholders	$151,321	$210,255	$47,602	$(257,857)	$151,321
Comprehensive income (loss) attributable to IAC shareholders	$94,533	$207,445	$(10,827)	$(196,618)	$94,533

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Total Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,672,589	$615,536	$(9,332)	$2,278,793
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	742	384,431	261,821	(2,335)	644,659
Selling and marketing expense	1,534	677,273	177,013	(6,410)	849,410
General and administrative expense	77,101	151,089	83,747	36	311,973
Product development expense	5,111	81,532	32,332	(623)	118,352
Depreciation	1,043	28,219	14,946	—	44,208
Amortization of intangibles	—	29,444	12,392	—	41,836
Total operating costs and expenses	85,531	1,351,988	582,251	(9,332)	2,010,438
Operating (loss) income	(85,531)	320,601	33,285	—	268,355
Equity in earnings (losses) of unconsolidated affiliates	148,604	20,593	131	(178,725)	(9,397)
Interest expense	(38,918)	(3,144)	(57)	—	(42,119)
Other income (expense), net	11,077	(9,935)	(59,952)	—	(58,810)
Earnings (loss) from continuing operations before income taxes	35,232	328,115	(26,593)	(178,725)	158,029
Income tax benefit (provision)	135,421	(115,862)	(11,017)	—	8,542
Earnings (loss) from continuing operations	170,653	212,253	(37,610)	(178,725)	166,571
Earnings (loss) from discontinued operations, net of tax	174,048	—	(35)	35	174,048
Net earnings (loss)	344,701	212,253	(37,645)	(178,690)	340,619
Net loss attributable to noncontrolling interests	—	—	4,082	—	4,082
Net earnings (loss) attributable to IAC shareholders	$344,701	$212,253	$(33,563)	$(178,690)	$344,701
Comprehensive income (loss) attributable to IAC shareholders	$310,979	$209,078	$(69,668)	$(139,410)	$310,979

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(145,714)	$310,471	$19,350	$184,107
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(3,675)	(39,611)	(43,286)
Capital expenditures	(1,051)	(30,647)	(12,860)	(44,558)
Proceeds from maturities and sales of marketable debt securities	192,928	—	—	192,928
Purchases of marketable debt securities	(93,134)	—	—	(93,134)
Purchases of long-term investments	—	—	(25,073)	(25,073)
Other, net	4,890	(1,097)	663	4,456
Net cash provided by (used in) investing activities attributable to continuing operations	103,633	(35,419)	(76,881)	(8,667)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(200,000)	—	—	(200,000)
Dividends	(84,947)	—	—	(84,947)
Principal payment on long-term debt	—	(80,000)	—	(80,000)
Issuance of common stock, net of withholding taxes	(40,197)	—	—	(40,197)
Excess tax benefits from stock-based awards	49,016	—	131	49,147
Purchase of noncontrolling interests	—	—	(29,899)	(29,899)
Acquisition-related contingent consideration payments	—	(202)	(5,510)	(5,712)
Intercompany	(87,832)	(195,884)	283,716	—
Other, net	166	—	346	512
Net cash (used in) provided by financing activities attributable to continuing operations	(363,794)	(276,086)	248,784	(391,096)
Total cash (used in) provided by continuing operations	(405,875)	(1,034)	191,253	(215,656)
Total cash (used in) provided by discontinued operations	(192)	—	2	(190)
Effect of exchange rate changes on cash and cash equivalents	—	13	(8,124)	(8,111)
Net (decrease) increase in cash and cash equivalents	(406,067)	(1,021)	183,131	(223,957)
Cash and cash equivalents at beginning of period	766,076	1,021	223,308	990,405
Cash and cash equivalents at end of period	$360,009	$—	$406,439	$766,448

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(50,458)	$350,889	$(5,770)	$294,661
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(191,223)	(52,973)	(244,196)
Capital expenditures	(2,375)	(25,866)	(10,792)	(39,033)
Proceeds from maturities and sales of marketable debt securities	998	—	—	998
Purchases of marketable debt securities	(110,886)	—	—	(110,886)
Purchases of long-term investments	(3,000)	(7,043)	(7,660)	(17,703)
Other, net	—	10	11,914	11,924
Net cash used in investing activities attributable to continuing operations	(115,263)	(224,122)	(59,511)	(398,896)
Cash flows from financing activities attributable to continuing operations:
Dividends	(68,505)	—	—	(68,505)
Issuance of common stock, net of withholding taxes	(4,823)	—	—	(4,823)
Excess tax benefits from stock-based awards	31,041	—	10,279	41,320
Purchase of noncontrolling interests	—	(30,000)	(328)	(30,328)
Funds returned from escrow for Meetic tender offer	—	—	12,354	12,354
Acquisition-related contingent consideration payments	—	(286)	(7,373)	(7,659)
Intercompany	106,215	(90,996)	(15,219)	—
Other, net	(382)	(1,343)	328	(1,397)
Net cash provided by (used in) financing activities attributable to continuing operations	63,546	(122,625)	41	(59,038)
Total cash (used in) provided by continuing operations	(102,175)	4,142	(65,240)	(163,273)
Total cash used in discontinued operations	(136)	—	(35)	(171)
Effect of exchange rate changes on cash and cash equivalents	—	131	(5,419)	(5,288)
Net (decrease) increase in cash and cash equivalents	(102,311)	4,273	(70,694)	(168,732)
Cash and cash equivalents at beginning of period	782,022	—	318,422	1,100,444
Cash and cash equivalents at end of period	$679,711	$4,273	$247,728	$931,712

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:

•	Websites - is principally composed of Ask.com, About.com, CityGrid, Dictionary.com, Investopedia, PriceRunner and Ask.fm.

•	Applications - includes our direct-to-consumer downloadable desktop search and mobile applications operations ("B2C"), including SlimWare and Apalon, and our partnership operations ("B2B").

•	Dating North America - includes Match, Chemistry, People Media, OkCupid, Tinder and other dating businesses operating within the United States and Canada.

•	Dating International - includes Meetic, Tinder's international operations and all dating businesses operating outside of the United States and Canada.

•	Non-dating - includes The Princeton Review, Tutor.com and DailyBurn.

•
Cost of revenue - consists primarily of traffic acquisition costs and includes payments made to partners who distribute our B2B customized browser-based applications, integrate our paid listings into their websites or direct traffic to our websites and fees related to distribution and the facilitating of in-app purchase of product features. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes ShoeBuy's cost of products sold and shipping and handling costs, production costs related to media produced by Electus and other businesses within our Media segment, content acquisition costs, expenses associated with the operation of the Company's data centers, including compensation (including stock-based compensation) and other employee-related costs for personnel engaged in data center functions, rent, energy and hosting fees.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in sales, sales support and customer service functions. Advertising expenditures include online marketing, including fees paid to search engines and third parties that distribute our B2C downloadable applications, and offline marketing, which is primarily television advertising.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, facilities costs and fees for professional services.

•
Product development expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•	2013 Senior Notes - IAC's 4.875% Senior Notes due November 30, 2018, with interest payable each May 30 and November 30, which commenced May 30, 2014.

•	2012 Senior Notes - IAC's 4.75% Senior Notes due December 21, 2022, with interest payable each June 15 and December 15, which commenced June 15, 2013.

•
Liberty Bonds - 5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035, with interest payable each March 1 and September 1, which commenced March 1, 2006. The Liberty Bonds were redeemed on September 1, 2015.

•	Match Group, Inc. - is the company undertaking the proposed initial public offering which includes IAC's The Match Group segment, excluding DailyBurn.

Management Overview
IAC is a leading media and Internet company. The Company is organized into four segments: Match Group, which includes dating and education businesses with brands such as Match, OkCupid, Tinder and The Princeton Review; Search & Applications, which includes brands such as About.com, Ask.com, Dictionary.com and Investopedia; Media, which consists of businesses such as Vimeo, Electus, The Daily Beast and CollegeHumor; and eCommerce, which includes HomeAdvisor and ShoeBuy. IAC's brands and products are among the most recognized in the world reaching users in over 200 countries.
For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2014.
A substantial portion of the Company's revenue is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"). On October 26, 2015, the Company and Google entered into a services agreement that is effective as of April 1, 2016, following the expiration of the current services agreement, and expires on March 31, 2020. The Company may choose to terminate the agreement effective March 31, 2019. These services agreements require that we comply with certain guidelines promulgated by Google. Subject to certain limitations, Google may unilaterally update its policies and guidelines, which could require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and nine months ended September 30, 2015, revenue earned from Google is $332.0 million and $979.8 million, respectively. For the three and nine months ended September 30, 2014, revenue earned from Google is $351.4 million and $1.1 billion, respectively. This revenue is earned by the businesses comprising the Search & Applications segment.
Recent Developments
On November 9, 2015, Match Group, Inc. filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to the proposed initial public offering ("IPO") of less than 20% of its common stock. The IPO is expected to be completed during the fourth quarter of 2015.
On October 28, 2015, Match Group, Inc. completed its previously announced purchase of Plentyoffish Media Inc., or PlentyOfFish, for $575 million in cash.
On October 26, 2015, the Company amended and extended its services agreement with Google as described above.
On October 16, 2015:

•
Match Group, Inc. commenced a private exchange offer to eligible holders to exchange any and all of the 2012 Senior Notes for up to $500 million aggregate principal amount of new 6.75% Senior Notes due 2022 (the "Match Notes") to be issued by Match Group, Inc. ("Match Exchange Offer").

•
The Company expects to exchange $443.5 million of the 2012 Senior Notes for $443.5 million of the Match Notes pursuant to the Match Exchange Offer. Based on the results of the Match Exchange Offer, IAC does not expect to accept any 2013 Senior Notes for payment in the cash tender offer, which commenced on October 16, 2015.

Factors Affecting Consolidated Results
For the three months ended September 30, 2015, the Company delivered 7% and 5% revenue and Adjusted EBITDA growth, respectively; however, operating income declined 14%. The revenue and Adjusted EBITDA increases were driven by strong growth from The Match Group and eCommerce, partially offset by declines at Search & Applications. The operating income decline, despite higher Adjusted EBITDA, was due to an increase of $9.7 million in stock-based compensation and the positive impact in the prior year period of a $14.3 million contingent consideration fair value adjustment.
For the nine months ended September 30, 2015, the Company delivered 5% revenue growth; however, Adjusted EBITDA and operating income declined 15% and 31%, respectively. The revenue growth was driven primarily by the factors described above. The Adjusted EBITDA decline was driven by lower revenue at Search & Applications, $14.8 million of costs at The Match Group related to the ongoing consolidation and streamlining of technology systems and European operations at our

Dating businesses and increased investment at Media and eCommerce. The operating income decline was due to the decrease in Adjusted EBITDA and an increase of $28.4 million in stock-based compensation.
Results of Operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	$ Change	% Change	2014	2015	$ Change	% Change	2014
	(Dollars in thousands)
Search & Applications	$377,142	$(17,517)	(4)%	$394,659	$1,111,406	$(77,004)	(6)%	$1,188,410
The Match Group	274,231	44,033	19%	230,198	768,132	112,433	17%	655,699
Media	57,278	7,383	15%	49,895	137,100	14,194	12%	122,906
eCommerce	130,031	22,206	21%	107,825	366,027	53,411	17%	312,616
Inter-segment eliminations	(121)	225	65%	(346)	(460)	378	45%	(838)
Total	$838,561	$56,330	7%	$782,231	$2,382,205	$103,412	5%	$2,278,793
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014
Search & Applications revenue decreased 4% reflecting a decline from Websites, partially offset by an increase from Applications. Websites revenue decreased 10% to $188.1 million due primarily to a decline in revenue at Ask.com and certain legacy businesses, partially offset by strong growth at About.com driven primarily by increased online marketing. Applications revenue increased 2% to $189.0 million due to 20% growth in B2C driven by higher queries from our desktop search applications and the contribution from our mobile applications (via our acquisition of Apalon on November 3, 2014), partially offset by lower revenue in B2B.
The Match Group revenue increased 19%, or 25% excluding the effects of foreign exchange, driven by an 11% increase in Dating revenue and 108% increase in Non-dating revenue. Dating North America revenue and Dating International revenue both increased 11% to $158.6 million and $76.6 million, respectively. The growth in Dating revenue was driven by increased paid subscribers. North America and International paid subscribers increased 7% and 34%, respectively. Excluding foreign exchange effects, total Dating revenue and Dating International revenue would have increased 17% and 29%, respectively. Non-dating revenue benefited from the full quarter contribution from The Princeton Review, which was acquired on August 1, 2014.
Media revenue increased 15% primarily due to strong growth at Vimeo.
eCommerce revenue increased 21% due to significant growth at HomeAdvisor driven by domestic revenue and service requests increasing 46% and 53%, respectively.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Search & Applications revenue decreased 6% reflecting a decline of 12% from Websites while Applications had a decrease of less than 1% in revenue. Websites and Applications revenue were $542.6 million and $568.7 million, respectively. The decrease in Websites revenue is primarily due to the factors described above in the three month discussion.
The Match Group revenue increased 17%, or 23% excluding the effects of foreign exchange, driven by a 7% increase in Dating revenue and 215% increase in Non-dating revenue, due primarily to the factors described above in the three month discussion. Dating North America revenue increased 11% to $458.8 million while Dating International revenue was flat at $209.4 million. Excluding foreign exchange effects, total Dating revenue and Dating International revenue would have increased 13% and 18%, respectively.
Media and eCommerce revenue increased 12% and 17%, respectively, principally due to the factors described above in the three month discussion. Media also benefited from the March 2015 release of While We're Young by IAC Films.

Cost of revenue
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$205,261	$(19,434)	(9)%	$224,695
As a percentage of revenue	24%			29%
Cost of revenue in 2015 decreased from 2014 due to a decrease of $37.8 million from Search & Applications, partially offset by increases of $14.3 million from The Match Group and $5.4 million from Media.

•	The Search & Applications decrease was primarily due to a reduction of $40.2 million in traffic acquisition costs driven by a decline in revenue at Ask.com and B2B.

•
The Match Group increase was primarily due to a significant increase in in-app purchase fees given that our native mobile apps were largely introduced in the second quarter of 2014 and the full quarter contribution from the acquisition of The Princeton Review.

•	The Media increase was primarily due to increases in hosting fees and content costs related to Vimeo's expanded On Demand catalog and production costs at IAC Films.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$580,090	$(64,569)	(10)%	$644,659
As a percentage of revenue	24%			28%
Cost of revenue in 2015 decreased from 2014 due to a decrease of $121.9 million from Search & Applications, partially offset by increases of $47.1 million from The Match Group and $12.2 million from Media.

•	The Search & Applications decrease is primarily due to the factors described above in the three month discussion.

•
The Match Group increase is primarily due to the factors described above in the three month discussion, as well as higher hosting fees driven by growth in users and product features. The full year contribution from the acquisition of The Princeton Review was an increase of $20.8 million.

•
The Media increase is primarily due to the factors described above in the three month discussion, partially offset by decreased production costs at Electus due, in part, to the timing of certain projects.

Selling and marketing expense
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Selling and marketing expense	$337,226	$58,905	21%	$278,321
As a percentage of revenue	40%			36%

Selling and marketing expense in 2015 increased from 2014 due to increases of $39.6 million from Search & Applications and $14.2 million from eCommerce.

•
The Search & Applications increase was primarily due to an increase of $38.9 million in online marketing, which was primarily related to a significant increase in new B2C downloadable applications and About.com.

•
The eCommerce increase was primarily due to increases of $10.9 million in offline and online marketing related to HomeAdvisor and $3.6 million in compensation due, in part, to increased headcount at HomeAdvisor.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Selling and marketing expense	$1,014,289	$164,879	19%	$849,410
As a percentage of revenue	43%			37%
Selling and marketing expense in 2015 increased from 2014 due to increases of $79.7 million from Search & Applications, $46.5 million from eCommerce, $23.3 million from The Match Group and $13.5 million from Media.

•	The increases from Search & Applications and eCommerce are primarily due to the factors described above in the three month discussion.

•	The Match Group increase was primarily due to an increase in online marketing at Dating and DailyBurn, the acquisition of The Princeton Review and an increase in compensation.

•	The Media increase was primarily due to an increase of $12.2 million in online marketing at Vimeo.
General and administrative expense
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
General and administrative expense	$134,122	$27,135	25%	$106,987
As a percentage of revenue	16%			14%
General and administrative expense in 2015 increased from 2014 due to increases of $16.8 million from The Match Group and $9.1 million from Corporate.

•
The Match Group increase was primarily due to the favorable impact in the prior year of a $14.3 million acquisition-related contingent consideration fair value adjustment, as well the full quarter contribution from the acquisition of The Princeton Review.

•
The Corporate increase was primarily due to higher compensation costs driven by an increase in stock-based compensation expense as a result of the modification of certain equity awards in the current year period, and certain transaction related costs.

For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
General and administrative expense	$378,265	$66,292	21%	$311,973
As a percentage of revenue	16%			14%

General and administrative expense in 2015 increased from 2014 due to increases of $38.3 million from The Match Group, $18.7 million from Corporate and $10.0 million from eCommerce.

•
The Match Group increase was primarily due to an increase of $26.5 million from the acquisition of The Princeton Review, an increase of $5.9 million in severance expense and costs in the current year related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses and a favorable increase of $2.1 million in acquisition-related contingent consideration fair value adjustments, partially offset by a $3.9 million benefit in the prior year related to the expiration of the statute of limitations for a non-income tax matter.

•
The Corporate increase was primarily due to an increase in stock-based compensation expense as a result of the modification of certain equity awards in the current year period, a higher number of forfeited awards in the prior year and the issuance of equity awards since the prior year. General and administrative expense was further impacted by certain transaction related costs.

•	The eCommerce increase was primarily due to increases in employee-related costs and compensation as a result of increased headcount and an increase in bad debt expense at HomeAdvisor.

Product development expense
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Product development expense	$46,859	$6,168	15%	$40,691
As a percentage of revenue	6%			5%
Product development expense in 2015 increased from 2014 due to increases of $3.5 million from The Match Group and $1.5 million from eCommerce.

•	The Match Group increase is primarily related to an increase in compensation due, in part, to an increase in headcount at our growth stage businesses.

•	The eCommerce increase is primarily related to an increase in compensation at HomeAdvisor due, in part, to increased headcount.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Product development expense	$138,546	$20,194	17%	$118,352
As a percentage of revenue	6%			5%
Product development expense in 2015 increased from 2014 due to increases of $12.5 million from The Match Group, $4.3 million from eCommerce and $1.5 million from Media.

•
The Match Group increase was due to $4.0 million in severance expense in the current year, primarily incurred in the first half of 2015, related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses, $3.2 million related to acquisitions and an increase in compensation due, in part, to an increase in headcount at our existing Dating businesses.

•	The eCommerce increase is primarily due to the factor described above in the three month discussion.

•	The Media increase is due to an increase in headcount at Vimeo.

Depreciation
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Depreciation	$15,625	$1,492	11%	$14,133
As a percentage of revenue	2%			2%
Depreciation in 2015 increased from 2014 primarily due to the full quarter contribution of The Princeton Review and incremental depreciation associated with capital expenditures.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Depreciation	$46,693	$2,485	6%	$44,208
As a percentage of revenue	2%			2%
Depreciation in 2015 increased from 2014 primarily due to the acquisition of The Princeton Review and incremental depreciation associated with capital expenditures, partially offset by certain fixed assets becoming fully depreciated.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	$ Change	% Change	2014	2015	$ Change	% Change	2014
	(Dollars in thousands)
Search & Applications	$74,391	$(18,736)	(20)%	$93,127	$226,202	$(40,254)	(15)%	$266,456
The Match Group	84,339	22,968	37%	61,371	175,017	(3,152)	(2)%	178,169
Media	(7,746)	(44)	(1)%	(7,702)	(37,781)	(13,304)	(54)%	(24,477)
eCommerce	7,713	3,848	100%	3,865	7,257	(3,935)	(35)%	11,192
Corporate	(17,555)	(1,482)	(9)%	(16,073)	(45,717)	1,508	3%	(47,225)
Total	$141,142	$6,554	5%	$134,588	$324,978	$(59,137)	(15)%	$384,115

As a percentage of revenue	17%			17%	14%			17%
Refer to Note 8 to the consolidated financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment.
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014
Search & Applications Adjusted EBITDA decreased 20% due primarily to lower revenue and an increase in selling and marketing expense, partially offset by a decrease in cost of revenue. The increase in selling and marketing expense was primarily due to a significant increase in online marketing spend related to new B2C downloadable applications and About.com. The decrease in cost of revenue was primarily due to a decrease in traffic acquisition costs driven from lower revenue from Ask.com and B2B.
The Match Group Adjusted EBITDA increased 37% due primarily to higher revenue and the impact in the prior year period of the write-off of $9.3 million of deferred revenue in connection with the acquisitions of The Princeton Review and FriendScout24, partially offset by $2.5 million of costs in the current year period related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses.

Media Adjusted EBITDA loss was slightly higher than the prior year due to increased investment in Vimeo, partially offset by increased profits from Electus.
eCommerce Adjusted EBITDA increased 100%, principally due to increased revenue at HomeAdvisor.
Corporate Adjusted EBITDA loss increased due primarily to certain transaction related costs, as well as higher compensation costs.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Search & Applications Adjusted EBITDA decreased 15% due primarily to the factors described above in the three month discussion.
The Match Group Adjusted EBITDA decreased 2%, despite higher revenue, primarily due to $14.8 million of costs in the current year period related to our ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses and an increase in cost of revenue and selling and marketing expense, partially offset by reduced losses at Non-dating. Adjusted EBITDA was further impacted by a $3.9 million benefit in the prior year related to the expiration of the statute of limitations for a non-income tax matter.
Media Adjusted EBITDA loss was larger than the prior year, due primarily to the factors described above in the three month discussion.
eCommerce Adjusted EBITDA decreased 35%, despite higher revenue, principally due to increased investment in offline and online marketing and higher compensation at HomeAdvisor.
Corporate Adjusted EBITDA loss decreased due to lower compensation.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	$ Change	% Change	2014	2015	$ Change	% Change	2014
	(Dollars in thousands)
Search & Applications	$65,391	$(14,993)	(19)%	$80,384	$198,283	$(30,209)	(13)%	$228,492
The Match Group	71,912	5,519	8%	66,393	148,665	(18,729)	(11)%	167,394
Media	(8,252)	471	5%	(8,723)	(37,379)	(10,296)	(38)%	(27,083)
eCommerce	4,243	5,828	NM	(1,585)	(3,615)	(477)	(15)%	(3,138)
Corporate	(46,164)	(10,648)	(30)%	(35,516)	(120,936)	(23,626)	(24)%	(97,310)
Total	$87,130	$(13,823)	(14)%	$100,953	$185,018	$(83,337)	(31)%	$268,355

As a percentage of revenue	10%			13%	8%			12%
________________________
NM = not meaningful
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014
Operating income in 2015 decreased from 2014 despite the increase of $6.6 million in Adjusted EBITDA described above due to increases of $9.7 million in stock-based compensation and a decrease in gains of $13.3 million in acquisition-related contingent consideration fair value adjustments, partially offset by a $4.1 million decrease in amortization of intangibles. The increase in stock-based compensation was primarily due to the modification of certain equity awards in the current year period. The decrease in gains related to acquisition-related contingent consideration fair value adjustments was the result of an update of the future forecast of earnings and operating metrics related to certain acquired businesses.

At September 30, 2015, there was $195.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Operating income in 2015 decreased from 2014 due to the decrease of $59.1 million in Adjusted EBITDA described above and increases of $28.4 million in stock-based compensation and $2.5 million in depreciation, partially offset by an increase in gains of $4.1 million in acquisition-related contingent consideration fair value adjustments and a decrease of $2.5 million in amortization of intangibles. The increase in stock-based compensation and acquisition-related contingent consideration fair value adjustments are primarily due to the factors described above in the three month discussion. Stock-based compensation was further impacted by a higher number of forfeited awards in the prior year and issuance of equity awards since the prior year.
Equity in earnings (losses) of unconsolidated affiliates
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Equity in earnings (losses) of unconsolidated affiliates	$398	$1,010	NM	$(612)
Equity in earnings of unconsolidated affiliates in 2015 increased from 2014 primarily due to reduced losses associated with our equity method investees.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Equity in losses of unconsolidated affiliates	$(78)	$9,319	99%	$(9,397)
Equity in losses of unconsolidated affiliates in 2015 decreased from 2014 principally due to the inclusion in the second quarter of 2014 of a $4.2 million other-than-temporary impairment charge on one of our investments following the sale of a majority of the investee's assets and reduced losses associated with our equity method investees.
Interest expense
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Interest expense	$(15,992)	$(1,983)	(14)%	$(14,009)
Interest expense in 2015 increased from 2014 primarily due to the accelerated amortization of deferred financing costs associated with the redemption of the Liberty Bonds on September 1, 2015.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Interest expense	$(45,270)	$(3,151)	(7)%	$(42,119)
Interest expense increased in 2015 from 2014 due the factor described above in the three month discussion.

Other income (expense), net
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Other income, net	$34,000	$29,887	727%	$4,113
Other income, net in 2015 increased from 2014 principally due to a pre-tax gain of $33.6 million from the sale of a real estate transaction in the current year period, partially offset by a decrease in net foreign currency exchange gains in the current year.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Other income (expense), net	$39,826	$98,636	NM	$(58,810)
Other income (expense), net in 2015 increased from 2014 primarily due to a pre-tax gain of $33.6 million from the sale of a real estate transaction in the current year period and the inclusion in the prior year period of $64.2 million in other-than-temporary impairment charges related to certain cost method investments. These charges resulted from our assessment of the near-term prospects and financial condition of the investees.
Income tax (provision) benefit
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Income tax (provision) benefit	$(40,510)	NM	NM	$59,816
Effective income tax rate	38%			NM
The 2015 effective income tax rate is higher than the statutory rate of 35% due primarily to state taxes, partially offset by foreign income taxed at lower rates. The 2014 income tax benefit is due principally to a reduction in tax reserves and related interest due to the expiration of statutes of limitations for federal income taxes for 2001 through 2009 of $88.2 million.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Income tax benefit (provision)	$(34,722)	NM	NM	$8,542
Effective income tax rate	19%			NM
The 2015 effective income tax rate is lower than the statutory rate of 35% due primarily to the realization of certain deferred tax assets, a reduction in tax reserves and related interest due to the expiration of statutes of limitations and the non-taxable gain on contingent consideration fair value adjustments in the current year period. The 2014 income tax benefit is due primarily to the factors described above in the three month discussion.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax provision. Included in the income tax provision for continuing operations for the three and nine months ended September 30, 2015, is a less than $0.1 million expense and a $0.2 million benefit, respectively, net of related deferred taxes, for interest on unrecognized tax benefits. At September 30, 2015 and December 31, 2014, the Company has accrued $2.2 million and $2.8 million, respectively, for the payment of interest. At September 30, 2015 and December 31, 2014, the Company has accrued $2.1 million and $2.9 million, respectively, for penalties.
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
At September 30, 2015 and December 31, 2014, unrecognized tax benefits, including interest and penalties, are $24.8 million and $33.2 million, respectively. If unrecognized tax benefits at September 30, 2015 are subsequently recognized, $22.8 million, net of related deferred tax assets and interest, would reduce income tax provision for continuing operations. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $7.7 million within twelve months of September 30, 2015 primarily due to expiration of statutes of limitations and settlements.
Earnings (loss) from discontinued operations, net of tax
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Earnings from discontinued operations, net of tax	$17	NM	NM	$175,730
Earnings from discontinued operations, net of tax in 2015 decreased from 2014 due to the prior year inclusion of a reduction in tax reserves related to the expiration of the statutes of limitations for federal income taxes for the years 2001 through 2009.
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	Nine Months Ended September 30,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
(Loss) earnings from discontinued operations, net of tax	$(11)	NM	NM	$174,048
(Loss) earnings from discontinued operations, net of tax in 2015 decreased from 2014 due to the factor described above in the three month discussion.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	September 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents:
United States (1)	$361,575	$770,050
All other countries (2)	404,873	220,355
Marketable securities (United States) (3)	53,937	160,648
Total cash and cash equivalents and marketable securities	$820,385	$1,151,053

Long-term debt:
2013 Senior Notes due November 30, 2018	$500,000	$500,000
2012 Senior Notes due December 15, 2022	500,000	500,000
Liberty Bonds due September 1, 2035	—	80,000
Total long-term debt	$1,000,000	$1,080,000
(1) Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2.
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
Cash Flow Information
In summary, the Company's cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$184,107	$294,661
Net cash used in investing activities	(8,667)	(398,896)
Net cash used in financing activities	(391,096)	(59,038)
2015
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including stock-based compensation expense, depreciation, amortization of intangibles, asset impairment charges, excess tax benefits from stock-based awards, deferred income taxes, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, gain on a real estate transaction and the effect of changes in working capital. Net cash provided by operating activities attributable to continuing operations in 2015 consists of earnings from continuing operations of $144.8 million and adjustments for non-cash items of $64.6 million, partially offset by a $25.3 million decrease in cash from changes in working capital. Adjustments for non-cash items primarily consist of $71.9 million of stock-based compensation, $46.7 million of depreciation and $39.3 million of amortization of intangibles, partially offset by $49.1 million of excess tax benefits from stock-based awards, $33.6 million of gain on a real estate transaction and $17.9 million in acquisition-related contingent consideration fair value adjustments. The decrease from changes in working capital consist primarily of an increase in accounts receivable of $25.8 million, a decrease of $17.5 million in accounts payable and other current liabilities, an increase in other assets of $13.7 million, and a decrease in income taxes payable of $13.7 million, partially offset by an increase in deferred revenue of $45.7 million. The increase in accounts receivable is primarily due growth in Match's in-app purchases sold through their mobile products and revenue growth at HomeAdvisor. The decrease in accounts payable and other current liabilities is due mainly to a decrease in accrued revenue share and accrued advertising expense at the Search & Applications segment, partially offset by an increase in accrued advertising at The Match Group segment. The decrease at Search & Applications in accrued revenue share is due mainly to lower B2B revenue. The decrease at Search & Applications in accrued advertising is due mainly to lower fees paid to search engines and timing of payments. The increase in accrued advertising at The Match Group segment is due mainly to increased online spending. The increase in other assets is primarily due to an increase in VAT refund receivables and an increase in inventory at Shoebuy, due mainly to seasonality. The decrease in income taxes payable is due to current year income tax payments in excess of current year income tax accruals. The increase in deferred revenue is due mainly to growth in prepaid revenue at The Match Group, Vimeo and HomeAdvisor, an increase at Electus due to the timing of various production deals, and increases related to acquisitions.
Net cash used in investing activities attributable to continuing operations in 2015 includes the purchase of marketable debt securities, net of proceeds from maturities and sales, of $99.8 million, the purchase of investments and acquisitions of $68.4 million and capital expenditures of $44.6 million, primarily related to the internal development of software to support our products and services, and computer hardware.
Net cash used in financing activities attributable to continuing operations in 2015 includes $200.0 million for the repurchase of 3.0 million shares of common stock at an average price of $67.68 per share, $84.9 million related to the payment of cash dividends to IAC shareholders, $80.0 million for the early redemption of the Liberty Bonds, $40.2 million in proceeds related to the issuance of common stock, net of withholding taxes, $29.9 million for the purchase of noncontrolling interests and $5.7 million in contingent consideration payments, partially offset by excess tax benefits from stock-based awards of $49.1 million.
2014
Net cash provided by operating activities attributable to continuing operations in 2014 consists of earnings from continuing operations of $166.6 million and adjustments for non-cash items of $246.9 million, partially offset by a decrease in cash from changes in working capital of $118.8 million. Adjustments for non-cash items primarily consist of $88.7 million of deferred income taxes, $64.3 million in impairments related to long-term investments, $44.2 million of depreciation, $43.5 million of stock-based compensation expense and $41.8 million of amortization of intangibles, partially offset by $41.3 million of excess tax benefits from stock-based awards and $13.8 million in acquisition-related contingent consideration. The deferred income tax provision relates to a net reduction in deferred tax assets related to the expiration of statutes of limitations for federal income taxes for the years 2001-2009. The decrease in cash from changes in working capital activities primarily consists of a decrease in income taxes payable of $114.6 million, a decrease of $24.2 million in accounts payable and other current liabilities, an increase in accounts receivable of $12.8 million and an increase in other assets of $8.7 million, partially offset an increase in deferred revenue of $41.7 million. The decrease in income taxes payable is primarily due to a net reduction in tax reserves related to the expiration of statutes of limitations for federal income taxes for the years 2001 through 2009. The decrease in accounts payable and other current liabilities is due to a decrease in accrued revenue share due to lower B2B revenue in the Search & Applications segment and a seasonal decrease in payables to suppliers at Shoebuy. The increase in accounts receivable is primarily due to revenue growth at HomeAdvisor. The increase in other assets is primarily due to an increase in production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced and a receivable related to amounts collected on our behalf by a third party, partially offset by the receipt of insurance claims related to Hurricane Sandy. The increase in deferred revenue is due to growth in subscription revenue at The Match Group and Vimeo, an increase at Electus due to the timing of cash received related to various production deals and increases related to acquisitions.
Net cash used in investing activities attributable to continuing operations in 2014 includes acquisitions and investments of $261.9 million, which includes the ValueClick O&O website businesses, The Princeton Review and SlimWare, the net proceeds of purchases, sales and maturities of marketable debt securities of $109.9 million, and capital expenditures of $39.0 million, primarily related to the internal development of software to support our products and services.

Net cash used in financing activities attributable to continuing operations in 2014 includes $68.5 million related to the payment of cash dividends to IAC shareholders, $30.3 million for the purchase of noncontrolling interests in Tinder and Meetic, $7.7 million in contingent consideration payments related to the 2013 Twoo acquisition and $4.8 million in proceeds related to the issuance of common stock, net of withholding taxes, partially offset by excess tax benefits from stock-based awards of $41.3 million and the return of $12.4 million of funds returned from escrow related to the Meetic tender offer.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. IAC has a $300 million revolving credit facility that was amended and restated on October 7, 2015, and now expires on October 7, 2020 (the "IAC credit facility"). The obligations under the IAC credit facility are secured by the stock of certain IAC domestic and foreign subsidiaries and unconditionally guaranteed by certain IAC domestic subsidiaries. At September 30, 2015, there were no outstanding borrowings under the IAC credit facility. On October 7, 2015, Match Group, Inc. entered into a credit agreement (the "Match Credit Agreement"), which provides for a five-year $500 million revolving credit facility that includes a $40 million sub-limit for letters of credit (the "Match credit facility"). The obligations under the Match credit facility are secured by the stock of certain Match Group, Inc. domestic and foreign subsidiaries and guaranteed by the same entities that guarantee the IAC credit facility. The Match credit facility expires on October 7, 2020. Match Group, Inc. currently expects to enter into an $800 million seven-year term loan facility under the Match Credit Agreement. The Company expects that, promptly following the closing of the Match Exchange Offer, defined below, Match Group, Inc. will be designated an unrestricted subsidiary of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC credit facility. Upon such designation, neither Match Group, Inc. nor any of its subsidiaries will guarantee any debt of the Company.
On October 16, 2015, Match Group, Inc. commenced a private exchange offer to eligible holders to exchange any and all of the 2012 Senior Notes for up to $500 million aggregate principal amount of new 6.75% Senior Notes due 2022 (the "Match Notes") to be issued by Match Group, Inc. ("Match Exchange Offer"). The Company expects to exchange $443.5 million of the 2012 Senior Notes for $443.5 million of the Match Notes pursuant to the Match Exchange Offer. Based on the results of the Match Exchange Offer, IAC does not expect to accept any 2013 Senior Notes for payment in the cash tender offer, which commenced on October 16, 2015.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2015 capital expenditures will be higher than 2014 by approximately 30%, driven by our ongoing consolidation and streamlining of technology systems at The Match Group and HomeAdvisor's online scheduling product, called Instant Booking. At September 30, 2015, IAC had 5.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On October 26, 2015, IAC declared a quarterly cash dividend of $0.34 per share of common and Class B common stock outstanding payable on December 1, 2015 to stockholders of record on November 15, 2015. Future declarations of dividends are subject to the determination of IAC's Board of Directors.
The Company believes its existing cash, cash equivalents and marketable securities, together with its expected positive cash flows generated from operations and available borrowing capacity under its revolving credit facilities, will be sufficient to fund its normal operating requirements, including capital expenditures, quarterly cash dividends, and investing and other commitments for the foreseeable future. Our liquidity could be negatively affected by a decrease in demand for our products and services. On October 28, 2015, Match Group, Inc. completed its acquisition of PlentyOfFish for $575 million, which was funded by cash on hand. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us. The indentures governing the 2013 and 2012 Senior Notes restrict our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the Company's revolving credit facility require that we maintain a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. As of September 30, 2015, the Company was in compliance with all applicable covenants. The terms of the Match Group, Inc. $500 million revolving credit facility require Match Group, Inc. to maintain a leverage ratio of not more than 5.00 to 1.00 and a minimum interest coverage ratio of not less than 2.50 to 1.00, and restrict Match Group, Inc.'s ability to incur additional indebtedness.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$48,125	$96,250	$559,688	$559,375	$1,263,438
Operating leases(c)	34,323	55,570	30,069	184,310	304,272
Purchase obligations(d)	3,081	346	8	—	3,435
Total contractual cash obligations	$85,529	$152,166	$589,765	$743,685	$1,571,145
_______________________________________________________________________________

(a)
The Company has excluded $23.0 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 2 to the consolidated financial statements.

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

Definition of IAC's Non-GAAP Measure
       Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.

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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as content, technology, customer lists, advertiser and supplier relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. While it is likely that we will have significant intangible amortization expense as we continue to acquire companies, we believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangibles assets or goodwill, if applicable, are not ongoing costs of doing business.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment for the three and nine months ended September 30, 2015 and 2014, see Note 8 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2015, there have been no material changes to the Company's instruments or positions that are sensitive to interest rate risk and equity price risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014.

Foreign Currency Exchange Risk

The Company conducts business in certain foreign markets, primarily in the European Union. For both the three and nine months ended September 30, 2015, international revenue accounted for 26% of consolidated revenue. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 16% lower in the third quarter of 2015 than 2014. The decrease had a significant impact to the revenue of The Match Group. For the three months ended September 30, 2015, The Match Group revenue, Dating revenue and Dating International revenue would have increased approximately 25%, 17% and 29%, respectively, as compared to the reported increases of 19%, 11% and 11%, respectively, had the foreign currency exchange rates been the same as the third quarter of 2014. For the nine months ended September 30, 2015, The Match Group revenue, Dating revenue and Dating International revenue would have increased approximately 23%, 13% and 18%, respectively, as compared to the reported increases of 17%, 7% and less than 1%, respectively, had the foreign currency exchange rates been the same as the first nine months of 2014.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the quarter ended September 30, 2015. As of that date, 5,606,904 shares of common stock remained available for repurchase under the Company's previously announced April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period in the open market and/or privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.1	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Family Trust No. 2, and Frind Enterprises Ltd.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on July 17, 2015.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 9, 2015
IAC/INTERACTIVECORP

		By:	/s/ GREGG WINIARSKI
Gregg Winiarski
Executive Vice President, General Counsel & Secretary (acting Principal Financial Officer)

Signature	Title	Date

/s/ GREGG WINIARSKI	Executive Vice President, General Counsel & Secretary (acting Principal Financial Officer)	November 9, 2015
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