Form 10-K
period 2015-12-31
IAC/INTERACTIVECORP
filed 2016-02-29
CIK 891103

As filed with the Securities and Exchange Commission on February 29, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

Commission File No. 0-20570
IAC/INTERACTIVECORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2712887 (I.R.S. Employer Identification No.)
555 West 18th Street, New York, New York (Address of Registrant's principal executive offices)	10011 (Zip Code)
(212) 314-7300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 29, 2016, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	77,275,479
Class B Common Stock	5,789,499
Total	83,064,978
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2015 was $6,083,825,075. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

Item 1.    Business

OVERVIEW
Who We Are
IAC is a leading media and Internet company comprised of some of the world's most recognized brands and products, such as HomeAdvisor, Vimeo, About.com, Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, OkCupid, Tinder and PlentyOfFish. During the fourth quarter of 2015, IAC realigned itself into the following six reportable segments: Match Group, HomeAdvisor, Publishing, Applications, Video and Other.
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
Our History
IAC, initially a hybrid media/electronic retailing company, was incorporated in 1986 in Delaware under the name Silver King Broadcasting Company, Inc. After several name changes (first to HSN, Inc., then to USA Networks, Inc., USA Interactive and InterActiveCorp, and finally, to IAC/InterActiveCorp) and the completion of a number of significant corporate transactions over the years, the Company transformed itself into a leading media and Internet company.
From 1997 through 2002, the Company acquired a controlling interest in Ticketmaster Group, Hotel Reservations Network (later renamed Hotels.com) and Expedia, as well as acquired Match.com and other smaller e-commerce companies. In 2002, the Company contributed its entertainment assets to Vivendi Universal Entertainment LLLP, a joint venture, and sold its interests in that venture to NBC Universal in 2005.
In 2003, the Company continued to grow its portfolio of e-commerce companies by acquiring all of the shares of Expedia, Hotels.com and Ticketmaster that it did not previously own, together with a number of other e-commerce companies (including LendingTree and Hotwire).
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
In 2011, we increased our ownership stake in Meetic to 81%. In 2012, we acquired About.com.
In 2014, we acquired the remaining publicly traded shares of Meetic, ValueClick’s “owned and operated” website businesses, including Investopedia and PriceRunner, and The Princeton Review.
In 2015, we acquired Plentyoffish Media Inc., a leading provider of subscription-based and ad-supported online personals servicing North America, Europe, Latin America and Australia, for $575 million in cash, and completed the initial public offering of Match Group, Inc.
EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of January 29, 2016, Mr. Diller, IAC’s Chairman and Senior Executive, owned 5,789,499 shares of IAC Class B common stock and 136,711 shares of IAC common stock. As of this date, Mr. Diller had sole voting and sole investment power with respect to these IAC securities and the shares of IAC Class B common stock held by Mr. Diller represented 100% of IAC’s outstanding Class B common stock and, together with the shares of IAC common stock held by Mr. Diller, represented approximately 42.9% of the total outstanding voting power of IAC. Mr. Diller also holds 300,000 vested options and 1,000,000 unvested options to purchase IAC common stock.

On February 22, 2016, in connection with the long-term estate planning of Mr. Diller and his family, Mr. Diller: (i) transferred an aggregate of 136,711 shares of IAC common stock and 5,248,598 shares of IAC Class B common stock to two grantor retained annuity trusts, over which Mr. Diller has sole investment power and Mr. Diller’s spouse, Diane von Furstenberg, has sole voting power (the “2016 GRATs”); and (ii) transferred 540,901 shares of IAC Class B common stock to a trust for the benefit of certain of his family members (the “2016 Family Trust”), over which Mr. Diller’s stepson, Alexander von Furstenberg, has sole voting and sole investment power.
In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive and he beneficially owns (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) at least 5,000,000 shares of IAC Class B common stock and/or common stock in which he has a pecuniary interest (including by way of sole investment power over the IAC securities in the 2016 GRATs), he generally has the right to consent to limited matters in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.
As a result of Mr. Diller’s sole investment power over the IAC securities in the 2016 GRATs, Ms. von Furstenberg’s sole voting power over the IAC securities in the 2016 GRATs, Mr. von Furstenberg’s sole voting and sole investment power over the IAC securities in the 2016 Family Trust and Mr. Diller’s contractual rights described above, Mr. Diller and his family are, collectively, currently in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions.

DESCRIPTION OF IAC BUSINESSES

Match Group
Overview
Our Match Group segment includes the dating and non-dating businesses of Match Group, Inc. (“Match Group”), which completed its initial public offering on November 24, 2015. As of December 31, 2015, IAC’s ownership interest and voting interest in Match Group were 84.6% and 98.2%, respectively.
Services
Dating. Through Match Group, we operate a dating business that consists of a portfolio with over 45 brands, available in 38 languages, and offered in over 190 countries, including the following key brands: Match, OkCupid, PlentyOfFish, Tinder, Meetic, Twoo, OurTime, BlackPeopleMeet and FriendScout24. We operate a North America dating business, which includes Match, Chemistry, People Media, PlentyOfFish, OkCupid, Tinder and other dating businesses operating within the United States and Canada, and an International dating business, which includes Meetic, the international operations of PlentyOfFish and Tinder and all other dating businesses operating outside of the United States and Canada.
All of our dating products enable a user to establish a profile and review other people’s profiles without charge. Each of them also offers additional features, some of which are free, and some of which require payment depending on the particular product. In general, access to premium features requires a paid membership, which is typically offered in packages from one month to 12 months, depending on the product and circumstance. Prices differ meaningfully within a given brand by the duration of membership purchased, by the bundle of paid features that a user chooses to access, and by whether or not a customer is taking advantage of any special offers. In addition to paid memberships, many of our dating products, such as Match, Meetic and OkCupid, offer users the ability to promote themselves for a given period of time, or to review certain profiles without any signaling to other members, and these features are offered on a pay‑per‑use basis. The precise mix of paid and premium features is established over time on a brand‑by‑brand basis and is constantly subject to iteration and evolution.
Non-Dating. In addition to our dating business, we also operate a non‑dating business through Match Group’s ownership of The Princeton Review, which provides a variety of educational test preparation, academic tutoring and college counseling services. The Princeton Review includes Tutor.com (acquired in 2012) and The Princeton Review (acquired in 2014).
Revenue
Substantially all of the Match Group segment’s revenue is attributable to the dating business and substantially all dating revenue is derived directly from users. The significant majority of that revenue comes from recurring membership fees, which typically provide unlimited access to a bundle of features for a specific period of time, and the balance from à la carte features, where users pay a fee for a specific action or event. Each brand offers a combination of free and paid features targeted to its unique community. In addition to direct revenue from users, dating revenue is derived from online advertising. Substantially all of non-dating revenue is derived directly from students.
Marketing
We attract the majority of users of our dating products through word‑of‑mouth and other free channels. In addition, many of our brands rely on paid customer acquisition for a significant percentage of their users. Our online marketing activities generally consist of purchasing banner and other display advertising, search engine marketing, e-mail campaigns and business development or partnership deals. Our offline marketing activities generally consist of television advertising and related public relations efforts, as well as events.
Competition
The dating industry is competitive and has no single, dominant brand. We compete primarily with other companies that provide similar dating and matchmaking products, including eHarmony, Spark Networks (Jdate, ChristianMingle), Zoosk, Parship, ElitePartner, e‑Darling and Badoo.
In addition to other online dating brands, we compete indirectly with offline dating services, such as in‑person matchmakers, and social media platforms. Arguably, our biggest competition in the case of our dating business comes from the traditional ways that people meet each other, and the choices some people make to not utilize dating products or services.

We believe that our ability to compete successfully in the case of our dating business will depend primarily upon the following factors:

•	our ability to increase consumer acceptance of dating products;

•	the continued strength of Match Group’s brands;

•	the breadth and depth of Match Group’s active communities of users relative to its competitors;

•	our ability to evolve our dating products in response to competitors’ offerings, user requirements, social trends and the technological landscape;

•	our ability to efficiently acquire new users for our dating products;

•	our ability to continue to optimize our monetization strategies; and

•	the design and functionality of our dating products.
HomeAdvisor
Overview
HomeAdvisor is a leading nationwide home services digital marketplace that helps connect consumers with home professionals in the United States, as well as in France and the Netherlands under various brands. HomeAdvisor connects consumers, by way of proprietary and patented technologies, with home services professionals, most of whom are pre-screened and customer‑rated.
As of December 31, 2015, HomeAdvisor’s domestic network of home services professionals consisted of approximately 102,000 paying service professionals in the United States providing services in more than 500 categories ranging from simple home repairs to larger home remodeling projects. HomeAdvisor generated 9.8 million domestic service requests from homeowners during the year ended December 31, 2015. HomeAdvisor also operates Felix, a pay-per-call advertising service, and mHelpDesk, a provider of cloud based field service software for small to mid-size businesses.
Consumer Services
Matching Services. When a consumer submits a request through the HomeAdvisor marketplace, we generally match that consumer with up to four home services professionals from our network based on the type of services desired and the consumer’s location. Consumers can then review profiles of home services professionals with whom they have been matched and select the professional whom they believe best meets their specific needs. In addition to (or in lieu of) submitting a request through our marketplace, consumers can also search, select and contact home service professionals directly through our online directory. In all cases, the consumer is under no obligation to work with home service professionals referred by or found through HomeAdvisor.
On-Demand Services. In 2015, HomeAdvisor introduced two on-demand services to complement its matching services: Instant Booking and Instant Connect (patent-pending). Through Instant Booking, consumers can schedule appointments for select home tasks on-demand with a pre-screened home professional instantly across our platforms (website or mobile application), and through Instant Connect, consumers can connect with a home service professional instantly via phone.
Other Services. In addition to matching and on-demand services, consumers can access our free, online CostGuide, which provides project cost information for more than 250 project types on a local basis, as well as an online library of service‑related resources, which primarily includes articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with home services professionals.
Consumers can also access all HomeAdvisor services and tools on iOS and Android devices, including the Apple Watch®, through HomeAdvisor's mobile application.
Subscription Services for Home Services Professionals
We offer various annual subscription products for home services professionals. The basic membership package includes membership in our network of home services professionals, as well as a listing in our online directory. Additional membership packages include all of the basic membership package services, plus matches through the marketplace and, in the case of one package, custom website and mobile development and hosting services, as well as integration with mHelpDesk.
Home services professionals who are new to HomeAdvisor must generally sign up for one of the annual subscription products described above. As of December 31, 2015, approximately 93% of the approximately 102,000 domestic paying service professionals within our network had purchased a membership package.

Revenue
The HomeAdvisor segment’s revenue is primarily derived from fees paid by home services professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), subscription fees and fees for website hosting services. Fees for matches vary based upon the service requested and where the service is provided.
Marketing
We market our services to consumers primarily through television advertising, as well as search engine marketing and through affiliate agreements with third parties. Pursuant to these agreements, third parties agree to advertise and promote our services and those of our home services professionals on their websites and we agree to pay them a fixed fee when visitors from their websites submit a valid service request through our website (on a cost-per-acquisition basis) or click through to our website (on a cost-per-click basis). We also market our services to consumers through e-mails, digital display advertisements, partnerships with other contextually related websites and, to a lesser extent, through direct mail and radio advertising. We market our subscription packages to home services professionals primarily through our sales force, as well as through search engine marketing, digital media advertising and direct relationships with trade associations.
Competition
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

•	our ability to build and maintain awareness of (and loyalty to) the HomeAdvisor brand.
Publishing
Overview

Our Publishing segment consists of:

•	our Premium Brands business, which includes About.com, Dictionary.com, Investopedia and The Daily Beast; and

•
our Ask & Other business, which includes Ask.com, CityGrid, ASKfm and a labs division focused on accelerating growth for the portfolio of websites within the Publishing segment and incubating new digital publishing sites in emerging verticals.

Our Publishing businesses publish digital content and/or provide search services to users. Those of our Publishing businesses that publish digital content (our Premium Brands) generate such content through various sources, including, for example, through a network of approximately 850 “experts” as of December 31, 2015 in the case of About.com and internal editorial staff in the case of The Daily Beast, and/or acquire such content (or the rights to publish such content) from third parties. Those of our Publishing businesses that provide search services (Ask & Other businesses and About.com, Dictionary.com and Investopedia through search boxes embedded within their websites) generally generate and display of a set of algorithmic search results, or hyperlinks to websites deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. Paid listings are generally displayed based on keywords selected by advertisers. The paid listings displayed by our Publishing businesses are supplied to us by Google Inc. (“Google”) pursuant to a services agreement, which expires on March 31, 2016. Following the expiration of this agreement, a new services agreement with Google, which expires on March 31, 2020, will take effect. The Company may choose to terminate this agreement effective March 31, 2019.

Premium Brands

Our Premium Brands business primarily consists of the following destination websites:

•	About.com, which provides detailed information and content written by independent, freelance subject matter experts across hundreds of vertical categories;

•	Dictionary.com, which primarily provides online and mobile dictionary, thesaurus and reference services;

•	Investopedia, a resource for investment and personal finance education and information; and

•
The Daily Beast, a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors in the United States.

Collectively, our Premium Brands business was one of the largest digital publishers in the world during the fiscal year ended December 31, 2015, having reached more than 100 million U.S. users a month during this period.

Ask & Other
Our Ask & Other business consists of:

•	Ask.com, which provides general search services, as well as question and answer services that provide direct answers to natural-language questions;

•	CityGrid, an advertising network that integrates local content and advertising for distribution to affiliated and third party publishers across web and mobile platforms;

•	ASKfm, a questions and answers social network; and

•	a labs division focused on accelerating growth for its portfolio of websites and incubating new digital publishing sites in emerging verticals.
Revenue

The Publishing segment's revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries, display advertisements and fees related to paid mobile downloadable applications. The substantial majority of the paid listings that our Publishing businesses display are supplied to us by Google pursuant to our services agreement with Google.

Pursuant to this agreement, those of our Publishing businesses that provide search services transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through one of our Publishing businesses and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with us. We recognize paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third party distributor as traffic acquisition costs. See “Item 1A-Risk Factors-We depend upon arrangements with Google and any adverse change in this relationship could adversely affect our business, financial condition and results of operations.”

Competition

We compete with a wide variety of parties in connection with our efforts to attract and retain users and advertisers to our Publishing businesses.

In terms of publishing digital content, our competitors include destination websites that primarily acquire traffic through paid and algorithmic search results in relevant vertical categories and social channels. In terms of providing search services, generally our competitors include Google, Yahoo!, Bing and other destination search websites and search‑centric portals (some of which provide a broad range of content and services and/or link to various desktop applications).

Moreover, some of the current and potential competitors of our Publishing businesses have longer operating histories, greater brand recognition, larger customer bases and/or significantly greater financial, technical and marketing resources than we do. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their products and services, which could result in greater market acceptance of their products and services relative to those offered by us.

We believe that the ability of our Publishing businesses to compete successfully will depend primarily upon:

•
the quality of the content and features on our various Publishing platforms (websites and mobile applications), and the attractiveness of the services provided by these platforms generally, relative to those of our competitors;

•	our ability to successfully generate and acquire content (or the rights thereto) in a cost-effective manner;

•	the relevance and authority of content, search results and answers;

•	our ability to successfully market the content and search services offered by our Publishing businesses in a cost-effective manner; and

•
our continued ability to differentiate Ask.com from its competitors through question and answer services that endeavors to provide accurate, authoritative and direct answers to natural‑language questions (in the form of algorithmic search results and/or responses from other Ask.com users, as well as indexed question and answer pairings from various websites and online services), as well as our ability to attract advertisers to this initiative.

Applications
Overview
Our Applications segment consists of:

•	Consumer, which includes our direct-to-consumer downloadable desktop applications, including SlimWare, and Apalon, which houses our mobile applications; and

•	Partnerships, which includes our business-to-business partnership operations.
Our Applications businesses provide search services and a variety of utility applications to users.
Consumer
Through our Consumer business, we develop, market and distribute a variety of utility applications, or downloadable desktop applications that offer users the ability to access search services, as well as engage in a number of other activities online. The majority of our utility applications are toolbars, which consist of a browser search box and related technology that together enable users to run search queries and otherwise access search services directly from their web browsers. Many of our toolbars are coupled with other applications that we have developed that provide users with access to various forms of content and software capabilities. These applications include: MapsGalaxy, through which users can access accurate street maps, local traffic conditions and aerial and satellite street views; FromDoctoPDF, through which users can convert documents from one format into various others and share them across multiple platforms; TelevisionFanatic, through which users can access and stream free television episodes online for free; and Gaming Wonderland, through which users can access classic arcade, sports and action and other casual games directly from their web browsers. Other utility applications target users with a special or passionate interest in select vertical categories (such as recipes, film and gossip, among others) or provide users with particular reference information or access to specific capabilities (such as weather forecasts and internet speed, among others). We distribute our utility applications directly to consumers free of charge.
SlimWare is a provider of community-powered software and services that clean, repair, update and optimize personal computers, and Apalon is an award-winning mobile development company with one of the largest and most popular portfolios of mobile applications worldwide.
Partnerships
Through our Partnerships business, we work closely with partners in the software, media and other industries to design and develop customized browser‑based search applications to be bundled and distributed with these partners’ products and services.

Revenue
Substantially all of the Applications segment's revenue consists of advertising revenue generated principally through the display of paid listings in response to search queries. The substantial majority of the paid listings displayed by our Applications businesses are supplied to us by Google in the manner and pursuant to the services agreement described above under "-Publishing-Revenue." To a significantly lesser extent, the Applications segment's revenue also consists of fees related to subscription downloadable applications, fees related to paid mobile downloadable applications and display advertisements.
Competition
We compete with a wide variety of parties in connection with our efforts to develop, market and distribute applications and related technology directly and through third parties. Competitors of our Applications businesses include Google, Yahoo!, Bing and other third party toolbar, convenience search and applications providers and other search technology and convenience service providers.
Moreover, some of the current and potential competitors of our Applications businesses have longer operating histories, greater brand recognition, larger customer bases and/or significantly greater financial, technical and marketing resources than we do. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their products and services, which could result in greater market acceptance of their products and services relative to those offered by us.
We believe that the ability of our Applications businesses to compete successfully will depend primarily upon our continued ability to:

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
Video
Overview
Our Video segment consists primarily of Vimeo and DailyBurn, as well as Electus, IAC Films, CollegeHumor and Notional.
Vimeo
Services. Vimeo operates a global video sharing platform for creators and their audiences. Through Vimeo, we offer video creators simple, professional grade tools to share, distribute and monetize content online, and provide viewers with a clutter-free environment to watch content across a variety of Internet-enabled devices, including mobile devices and connected television platforms. We offer these basic services free of charge.
We also offer premium services through subscription products, which provide paying subscribers with various levels of premium features, including: additional video storage space, advanced video privacy controls, extensive video player customization options, premium support and the ability to sell videos. As of December 31, 2015, Vimeo had approximately 676,000 paid subscribers and reached over 200 million unique users worldwide.
We also provide transactional video-on-demand services through Vimeo On Demand, through which video creators can sell videos they create to viewers. As of December 31, 2015, Vimeo On Demand featured approximately 32,000 titles in a variety of genres from nearly 10,000 creators and more than 1,200,000 consumers purchased Vimeo On Demand titles on www.vimeo.com or on third party websites with an embedded Vimeo On Demand player. Titles are added from video creators by way of direct uploads to www.vimeo.com and acquired through negotiated agreements with content owners, producers and distributors.
We also sell custom advertising through our Brand Studio service, which connects advertisers with video creators to produce original, branded videos, which are then presented as brand-sponsored content on www.vimeo.com and/or the advertiser websites.

Marketing. We market Vimeo’s services primarily through online marketing efforts, including search engine marketing, e-mail campaigns, display advertising, affiliate marketing and offline advertising (primarily television) and through upgrade channels on the Vimeo platform (website and mobile application).
Revenue. Vimeo revenue is derived primarily from subscription fees and, to a lesser extent, from video distribution and advertising sales.
Competition. Vimeo competes with a variety of online video providers, including those that serve video creators and consumers through advertising-supported, subscription or transactional fee models. We believe that Vimeo differentiates itself from its competitors by offering a customizable, high definition video player, proprietary uploading and encoding infrastructure and a clutter-free viewing experience (advertisements are not placed in video streams). We believe that our ability to compete successfully will depend primarily on:

•	the quality of our technology platform and the viewing and production experiences we provide consumers and video creators across Internet-connected devices (desktop, mobile and television);

•	whether our subscription offerings resonate with video creators;

•	our ability to attract high-quality content, both for free and fee-based viewing;

•	the accessibility of our videos on search engines and social media platforms;

•	the recognition and strength of the Vimeo brand relative to those of our competitors; and

•	our ability to drive new subscribers and viewers to our platform through various forms of direct advertising.
DailyBurn
Services. DailyBurn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, Xbox and other Internet-enabled television platforms.
Revenue. DailyBurn’s revenue consists primarily of subscription fees.
Marketing. We market our streaming fitness and workout videos primarily through television advertising, advertising on ad-supported video-on-demand services and content platforms and search engine marketing.
Competition. The fitness and workout market is highly competitive and barriers to entry, particularly in the case of online platforms, are minimal. We compete primarily with other streaming fitness and workout platforms and, to a lesser extent, fitness and workout DVDs.
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
In addition, we operate Electus Digital, which consists of the following websites and properties: CollegeHumor.com, Dorkly.com and WatchLOUD.com; YouTube channels WatchLOUD, Nuevon and Hungry; and Big Breakfast (a production company). The various brands and businesses within Electus Digital specialize in creating content for digital, television and feature film platforms across a variety of genres, as well as provide branded and third party creative production services. Through Electus, we also operate Notional.
Revenue. Electus revenue is derived primarily from media production and distribution and display advertisements.
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

Other

Our Other segment consists of ShoeBuy, an Internet retailer of footwear and related apparel and accessories, and PriceRunner, a shopping comparison website.

ShoeBuy is an Internet retailer of footwear and related apparel and accessories. ShoeBuy generally passes purchases made by customers through its various websites on to the relevant vendors for fulfillment and shipping. ShoeBuy’s revenue consists of merchandise sales, reduced by incentive discounts and sales returns. We market ShoeBuy to consumers primarily through search engine marketing, affiliate agreements and comparison shopping engines. ShoeBuy competes primarily with other leading Internet footwear and other retailers and traditional footwear and other retailers with an offline and online presence.

PriceRunner is a shopping comparison website based primarily in Denmark and Sweden. PriceRunner revenue consists principally of advertising revenue.
Employees
As of December 31, 2015, IAC and its subsidiaries employed approximately 5,000 full-time employees. IAC believes that it generally has good employee relationships, including relationships with employees represented by unions or other similar organizations.
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
Code of Ethics.    The Company’s code of ethics applies to all employees (including IAC’s principal executive officers (its Chairman and Senior Executive and Chief Executive Officer), principal financial officer (its acting Principal Financial Officer) and principal accounting officer (its Senior Vice President and Controller)) and directors and is posted on the Company's website at http://ir.iac.com/corporate-governance-document.cfm?DocumentID=11372. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for IAC’s executive officers, senior financial officers or directors, will also be disclosed on IAC’s website.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward‑looking statements. These forward‑looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward‑looking statements are based on IAC management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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

Risk Factors
Mr. Diller and certain members of his family collectively have sole voting and/or investment power over a significant percentage of the voting power of our stock. As a result, Mr. Diller and his family are able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.

As of January 29, 2016, Mr. Diller owned 5,789,499 shares of IAC Class B common stock and 136,711 shares of IAC common stock. As of this date, Mr. Diller had sole voting and sole investment power with respect to these IAC securities and the shares of IAC Class B common stock held by Mr. Diller represented 100% of IAC’s outstanding Class B common stock and, together with the shares of IAC common stock held by Mr. Diller, represented approximately 42.9% of the total outstanding voting power of IAC. Mr. Diller also holds 300,000 vested options and 1,000,000 unvested options to purchase IAC common stock.

As discussed in “Item 1-Business-Equity Ownership and Vote,” on February 22, 2016, in connection with the long-term estate planning of Mr. Diller and his family, Mr. Diller transferred all of his IAC Class B and common stock holdings to the 2016 GRATs and the 2016 Family Trust. Each of Mr. Diller and Ms. von Furstenberg has sole voting and investment power, respectively, over the IAC securities in the 2016 GRATs, and Mr. von Furstenberg has sole voting and sole investment power over the IAC securities in the Family Trust.

In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive and he beneficially owns (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) at least 5,000,000 shares of IAC Class B common stock and/or IAC common stock in which he has a pecuniary interest (including by way of sole investment power over the IAC securities in the 2016 GRATs), he generally has the right to consent to limited matters in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve‑month period. While Mr. Diller may not currently exercise this right, no assurances can be given that this right will not become exercisable in the future, and if so, that Mr. Diller will consent to any of the limited matters at such time, in which case IAC would not be able to engage in transactions or take actions covered by this consent right.

As a result of Mr. Diller’s sole investment power over the IAC securities in the 2016 GRATs, Ms. von Furstenberg’s sole voting power over the IAC securities in the 2016 GRATs, Mr. von Furstenberg’s sole voting and sole investment power over the IAC securities in the 2016 Family Trust and Mr. Diller’s contractual rights described above, Mr. Diller and his family are, collectively, currently in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC, which could adversely affect the market price of IAC securities.
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
A substantial portion of our consolidated revenue is attributable to a services agreement with Google. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated by users of our Publishing and Applications properties. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search‑related services. Our current agreement with Google expires on March 31, 2016. Following the expiration of this agreement, a new services agreement with Google, which expires on March 31, 2020, will take effect. The Company may choose to terminate this agreement effective March 31, 2019.

The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google’s system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to advertisers) of clicks on paid listings from searches performed on our Publishing and Applications properties and these judgments factor into the amount of revenue we receive. Google also makes judgments about the relative attractiveness (to users) of paid listings from searches and these judgments factor into the amount of advertisements we can purchase. Changes to the amount Google charges to advertisers, Google’s paid listings network efficiency, its judgment about the relative attractiveness to advertisers of clicks on paid listings from our Publishing and Applications properties or the parameters applicable to the display of paid listings could result in a decrease in the amount of revenue we receive and could have an adverse effect on our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.
Our services agreement with Google also requires that we comply with certain guidelines promulgated by Google for the use of its brands and services, including with respect to which products and applications may access Google's services, and the manner in which Google’s paid listings are displayed within search results across various platforms and products. Our services agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may generally unilaterally update its own policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for our applications could, if not cured, result in Google’s suspension of some or all of its services to our websites or the websites of our third party partners or the termination of the services agreement by Google.
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
General economic events or trends, particularly those that reduce advertising spending and/or adversely impact consumer confidence, could harm our business, financial condition and results of operations.
A substantial portion of our consolidated revenue (primarily revenue from our Publishing and Applications segments) is attributable to online advertising. Accordingly, we are particularly sensitive to events and trends that could result in decreased advertising expenditures. Advertising expenditures have historically been cyclical in nature, reflecting overall economic conditions and budgeting and buying patterns, as well as levels of consumer confidence and discretionary spending.
Similarly, some of our businesses (primarily HomeAdvisor) are particularly sensitive to events and trends that adversely impact consumer confidence and spending behavior. For example, in the event of a general economic downturn or sudden disruption in business conditions, consumer confidence, spending levels and credit availability could be adversely affected. The occurrence of any of these events or trends could result in consumers delaying or foregoing home services projects, which could result in a decrease in fees paid by home service professionals for consumer matches, which could adversely affect our business, financial condition and results of operations. We could also experience turnover in our network of home services professionals given that a significant number of our home services professionals are sole proprietorships and small businesses, and as such, are particularly sensitive to events and trends that adversely impact consumer confidence and spending behavior. Any turnover, if significant or recurring over a prolonged period, could result in a decrease in traffic to our properties and increased costs, all of which could adversely affect our business, financial condition and results of operations.
In the recent past, adverse economic conditions have caused, and if such conditions were to recur in the future they could cause, decreases and/or delays in advertising expenditures and discretionary spending by consumers, which would reduce our revenues and adversely affect our business, financial condition and results of operations.
Our success depends upon the continued growth and acceptance of online advertising, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the Internet.
We continue to compete with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies continue to enter the online advertising market. We believe that the continued growth and acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of mobile advertising), the continued growth in commercial use of the Internet (particularly abroad), the extent to which web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, or any decrease in the effectiveness and value of online advertising (whether due to changes in laws, changes in industry practices, the emergence of technologies that can block the display of advertisements across platforms or other developments) would have an adverse effect on our business, financial condition and results of operations.
We depend, in part, upon third parties to drive traffic to our various properties and distribute our products and services.
Our success depends, in part, upon third parties driving traffic to our various properties (desktop and mobile) and distributing our products and services.
We distribute our products and services through a variety of third party publishers and distribution channels. For example, certain of the businesses within our Publishing and Applications segments have entered into (and expect to continue to enter into) agreements to distribute search boxes, toolbars, browser extensions and other applications to users through third parties. Most of these agreements are either non‑exclusive and short‑term in nature or, in the case of long‑term or exclusive agreements, are terminable by either party in certain specified circumstances. In addition, a few of these agreements collectively represent a significant percentage of the revenue generated by our Partnerships business. The inability of these businesses to enter into new (or renew existing) agreements to distribute search boxes, toolbars, browser extensions and other applications through third parties for any reason would result in decreases in traffic to our various properties, queries and advertising revenue, which could have an adverse effect on our business, financial condition and results of operations.
In addition, as our users and customers increasingly access our products and services through mobile applications, we (primarily in the case of Match Group’s dating business and Apalon, one of the businesses within our Applications segment) increasingly depend upon the Apple App Store and the Google Play Store to distribute our mobile applications. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our mobile applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our mobile applications through their stores. We cannot assure you that Apple or Google will not limit or eliminate or otherwise interfere with the distribution of our mobile applications. If either or both of them did so, our business, financial condition and results of operations could be adversely affected.
In connection with our search engine optimization, or SEO, efforts, we rely on third party search engines to drive traffic to our various properties (desktop and mobile). SEO efforts involve developing websites to rank well within search engine results. Search engines frequently update and change the logic that determines the placement and display of search results. If we fail to successfully manage SEO efforts across our businesses, including the timely modification of SEO efforts from time to time in response to periodic changes in search engine algorithms, search query trends and related actions by providers of search services designed to ensure the display of unique offerings in search results (which actions by search service providers may result in algorithmic listings being displayed less prominently within search engine results), could result in a substantial decrease in traffic to our various properties, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations. Certain of our businesses engage in similar efforts involving Facebook and other social media platforms (for example, developing content designed to appear higher in a given Facebook News Feed and generate "likes") that involve challenges and risks similar to those faced in connection with our SEO efforts.
Also, search engines continue to expand their offerings into other, non-search related categories, and in certain instances display their own integrated or related product and service offerings in a more prominent manner than those of third parties within their search results. Continued expansion and competition from search engines could result in a substantial decrease in traffic to our various properties, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations.
Lastly, we rely on Facebook to distribute one of Match Group's dating products, Tinder. Users currently register for (and log in to) Tinder exclusively through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the use of its platform in this manner and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook in this manner and if Facebook did so, Match Group’s (and in turn, our) business, financial condition and results of operations could be adversely affected.
As discussed below under "-Marketing efforts designed to drive traffic to our various websites may not be successful or cost-effective" and "-Communicating with our users via e-mail is critical to our success, and any erosion in our ability to communicate in this fashion that is not sufficiently replaced by other means could adversely affect our business, financial condition and results of operations," our traffic building initiatives also involve the expenditure of considerable sums for marketing, as well as for the development and introduction of new content, products, services and enhancements, infrastructure and other related efforts, and are dependent, in part, on our ability to effectively communicate with our users and customers via current and new means of communication.
Our success depends, in part, on our ability to continue to introduce new and enhanced content, products and services in response to evolving trends and technologies and that otherwise resonate with our users and customers.
Even if we succeed in our traffic building and distribution efforts, we may not be able to convert traffic into repeat users and customers unless we continue to introduce new and enhanced content, products and services in response to evolving trends and technologies and provide quality products and services that otherwise resonate with our users and customers.
The development of new content, products and services, as well as the identification of new business opportunities in this dynamic environment, require significant time and resources. We may not be able to adapt quickly enough to these changes, appropriately time the introduction of new content, products and services or identify new business opportunities in a timely manner. Also, these changes could require us to modify related infrastructures and our failure to do so could render our existing websites, applications, services and proprietary technologies obsolete. Our failure to respond to any of these changes appropriately and efficiently could adversely affect our business, financial condition and results of operations.
In the case of certain of our applications, third parties have introduced (and continue to introduce) technologies and policies that may interfere with the ability of users to access or utilize our applications generally or otherwise make users less likely to use our services (such as through the introduction of features and/or processes that disproportionately and adversely impact the ability of consumers to access and use our services relative to those of our competitors). For example, third parties continue to introduce technologies (including new and enhanced web browsers and operating systems) that may limit or prevent certain types of applications from being installed and/or have features and policies that significantly lessen the likelihood that users will install our applications or that previously installed applications will remain in active use. In addition, there are technologies that interfere with the functionality of (or settings changes made by) our applications. For example, there are technologies that interfere with search boxes embedded within our toolbars and the maintenance of home page and web browser search settings previously selected by our users. These technologies, applications and policies adversely impact our ability to generate search queries through our applications, which in turn adversely impacts our revenues.
Technologies have also been introduced that can block the display of online advertisements across platforms (particularly and increasingly in the case with mobile platforms) and that provide users with the ability to opt out of advertising products. Our failure to successfully modify our websites and products in a cost-effective manner in response to the introduction and adoption of these new technologies, or our failure to find alternative sources of revenue to support websites and products that currently generate revenue through advertising, could adversely affect our business, financial condition and results of operations.
In addition, we may not be able to adapt quickly and/or in a cost-effective manner to frequent changes in user and customer preferences, which can be difficult to predict, or appropriately time the introduction of enhancements and/or new content, products or services to the market in response to such changes. Our inability to provide quality content, products and services would adversely affect user and customer experiences, which would result in decreases in users, customers and revenues and could adversely affect our business, financial condition and results of operations. For example, in the case of About.com, we rely on independent, freelance subject matter experts to generate quality content for our users. If we fail to recruit and retain such experts generally and/or the experts ultimately retained cannot provide us with quality content in a cost-effective manner, the experience of our users would be adversely affected, which could adversely affect our business, financial condition and results of operations.
Lastly, while the continued introduction of new content, products and services is critical to our success, by definition, new content, products and services have limited operating histories, which could make it difficult for us to evaluate our current business and future prospects. For example, through Match Group, we seek to tailor each of our dating products to meet the preferences of specific communities of users. Building a given dating product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer dating products have experienced significant growth over relatively short periods of time, the historical growth rates of these dating products are not necessarily an indicator of future growth rates for our newer dating products generally. We have encountered, and may continue to encounter, risks and difficulties as we build new content, brands and products. The failure to successfully address these risks and difficulties could adversely affect our business, financial condition and results of operations.
Marketing efforts designed to drive traffic to our various websites may not be successful or cost-effective.
Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords, which we purchase primarily through Google and, to a lesser extent, Microsoft and Yahoo!), online display advertising and traditional offline advertising (including television) in connection with these initiatives, which may not be successful or cost-effective. Historically, we have had to increase advertising and marketing expenditures over time in order to attract and retain users and customers and sustain our growth.
In the case of paid advertising generally, our ability to market our brands on any given property or channel is subject to the policies of the relevant third party seller, publisher of advertising (including through search engines and social networks and platforms) or marketing affiliate. As a result, any such third party could limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations. For example, providers of online search advertising services (including Google, Microsoft and Yahoo!) may limit our ability to market our products and services through their advertising services, whether due to their policies, competitive reasons or otherwise. Other publishers and channels have, from time to time, limited or prohibited advertisements for Match Group's dating products for a variety of reasons, including as a result of poor behavior by other dating industry participants. We cannot assure you that we will not be limited or prohibited from using certain current or prospective marketing channels in the case of our dating or any of our other businesses in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third party sellers, publishers of advertising or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could have an adverse effect on our business, financial condition and results of operations.
In the case of our search engine marketing efforts, our failure to respond successfully to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may be unilaterally updated by Google, Microsoft and Yahoo! without advance notice), could adversely affect both the placement of paid listings that appear in response to keywords we purchase and the pricing of online advertising we purchase generally, which would increase our costs and adversely impact the effectiveness of our advertising efforts overall.
Separately, evolving consumer behavior can affect the availability of cost-effective marketing opportunities. For example, as traditional television viewership declines and consumers spend more time on mobile devices rather than desktop computers, the reach of many of traditional online and offline advertising channels is contracting. To continue to reach potential users and customers, we must continue to identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms. Generally, the opportunities in (and sophistication of) newer advertising channels are undeveloped and unproven relative to opportunities in traditional online and offline channels and if we are unable to continue to appropriately manage and fine‑tune our marketing efforts in response to these and other trends in the advertising industry, our business, financial condition and results of operations could be adversely affected.
In addition, as the distribution of our products and services through certain channels increases, in order to maintain our profit margins, we may need to offset increasing related fees by decreasing traditional marketing expenditures, which could adversely affect our marketing efforts, and in turn, our business, financial condition and results of operations. As discussed above, as our user and customers increasingly access our products and services through mobile applications, we (primarily Match Group’s dating business) increasingly rely upon the Apple App Store and the Google Play Store to distribute our mobile applications. For example, while our mobile dating applications are generally free to download from these stores, we offer our users the opportunity to purchase paid memberships and certain à la carte features through these applications. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through these applications to users who download our applications from these stores, we pay Apple and Google, as applicable, a share (currently 30%) of the revenue we receive from these transactions. As the distribution of our dating and other products and services through app stores increases, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
Lastly, as discussed above, we also enter into various arrangements with third parties in an effort to drive traffic to our various websites and mobile applications, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term.
Any failure to attract and acquire new (and retain existing) traffic, users and customers in a cost-effective manner could adversely affect our business, financial condition and results of operations.

Communicating with our users via e-mail is critical to our success, and any erosion in our ability to communicate in this fashion that is not sufficiently replaced by other means could adversely affect our business, financial condition and results of operations.
As consumer habits evolve in the era of smart phones and messaging/social networking apps, usage of e-mail, particularly among our younger users and customers, has declined. In addition, deliverability restrictions imposed by third party e-mail providers could limit or prevent our ability to send e-mails to our users and customers. Primarily in the case of Match Group’s dating business, one of our primary means of communicating with users and customers and keeping them engaged with our products and services is via e-mail. Any erosion in our ability to communicate successfully with our users and customers via e-mail could have an adverse impact on user and customer experience and, in the case of Match Group’s dating businesses, the rate at which non‑paying users become paid members. While we continually work to find new means of communicating and connecting with our users and customers (for example, through push notifications), we cannot assure you that such alternative means of communication will be as effective as e-mail has been historically. Any failure to develop or take advantage of new means of communication could have an adverse effect on our business, financial condition and results of operations.
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
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
We operate in various international markets, primarily in various jurisdictions within the European Union. During the fiscal years ended December 31, 2014 and 2015, approximately 31% and 26% of our total revenue, respectively, were international revenue. Our primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar, primarily the Euro.
As foreign currency exchange rates fluctuate, the translation of our international results into U.S. dollars affects the period‑over‑period comparability of our U.S dollar‑denominated operating results. Historically, we have not hedged any foreign currency exposures. Our international operations’ continued growth and expansion into new countries increases our exposure to foreign exchange rate fluctuations. These fluctuations could have a significant impact on our future results of operations.
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
In addition, the success of our mobile applications is dependent on their interoperability with various mobile operating systems, technologies, networks and standards that we do not control and any changes in any of these things that compromise the quality or functionality of our products and services could adversely impact usage of our products and services on mobile devices and, in turn, our ability to attract advertisers. Our failure or inability to successfully respond to the general shift of users and customers to mobile devices could adversely affect our business, financial condition and results of operations.

Each of our dating products monetizes users at different rates. If a meaningful migration of our user base from our higher monetizing dating products to our lower monetizing dating products were to occur, it could adversely affect our business, financial condition and results of operations.
Through Match Group, we own, operate and manage a large and diverse portfolio of dating products. Each dating product has its own mix of free and paid features designed to optimize the user experience for, and revenue generation from, that product’s community of users. In general, the mix of features for the various dating products within our more established brands leads to higher monetization rates per user than the mix of features for the various dating products within our newer brands. If a significant portion of our user base were to migrate to our less profitable brands, our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, on the integrity and quality of our systems and infrastructures and those of third parties. System interruptions and the lack of integration and redundancy in our and third party information systems may affect our business.
To succeed, our systems and infrastructures must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or that prevent us from providing products and services; any such interruption could arise for any number of reasons. Furthermore, fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions may damage or interrupt computer, data, broadband or other communications systems at any time. Any event of this nature could cause system interruptions, delays and loss of critical data, and could prevent us from providing services to users and customers. While we have backup systems in place for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Any such interruptions or outages, regardless of the cause, could negatively impact the experiences of our users and customers with our products and services, tarnish our brands’ reputation and decrease demand for our products and services, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experiences of our users and customers, accommodate substantial increases in the volume of traffic to our properties and to keep up with changes in technology and user and customer preferences. Any failure to do so in a timely and cost-effective manner could adversely affect the experiences of our users and customers with our products and services and thereby negatively impact demand for our products and services, and could increase our costs, any of which could adversely affect our business, financial condition and results of operations.
For example, we are currently in the process of an ongoing consolidation and streamlining of the technology and network systems and infrastructures of a number of our dating businesses, including Match, OurTime and Meetic. The goal of this project is to modernize, optimize and improve the scalability and cost‑effectiveness of these systems and infrastructures and to increase our ability to deploy product changes more rapidly across devices and product lines. We have budgeted significant human and financial resources for these efforts and if we experience delays, inefficiencies and/or operational failures, we will incur additional costs, which would adversely affect our profitability. Moreover, these efforts may not be successful, may not be completed in a timely or cost‑effective manner, may not result in the cost savings or other benefits we anticipate and may disrupt operations, any or all of which could adversely affect our business, financial condition and results of operations.
We also rely on third party computer systems, data centers, broadband and other communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with our users and customers. We have no control over any of these third parties or their operations.
Any interruptions, outages or delays in our systems or those of our third party providers, changes in service levels provided by these systems or deterioration in the performance of these systems, could impair our ability to provide our products and services and/or process certain transactions with users and customers. If any of these events were to occur, it could damage our reputation and result in the loss of current and potential users and customers, which could have an adverse effect on our business, financial condition and results of operations and otherwise be costly to remedy.

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
We are regularly under attack by perpetrators of malicious technology-related events, such as cyber attacks, computer hacking, computer viruses, worms or other destructive or disruptive software, distributed denial of service attacks, attempts to misappropriate customer information (including credit card information) or other malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide.
While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our various businesses, and have invested heavily in these efforts and related training, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite our efforts, we cannot assure you that we will not experience significant events of this nature in the future and if such an event does occur, that it will not have an adverse effect on our business, financial condition and results of operations.
Furthermore, we may become the victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations), which could have a similar effect on us.
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
If the security of personal and confidential user information, including credit card information, that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event, our reputation could be harmed and our business, financial condition and results of operations could be adversely affected.
We receive, process, store and transmit a significant amount of personal user and other confidential information, including credit card information, and enable our users to share their personal information with each other. In some cases, we retain third party vendors to store this information. We continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If any such event were to occur, we may not be able to remedy the event, and we may have to expend significant capital and resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If a breach of our security (or the security of our vendors and partners) occurs, the perception of the effectiveness of our security measures and our reputation may be harmed, we could lose current and potential users and the recognition of our various brands and their competitive positions could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience or additional regulation, any of which could adversely affect our business, financial condition and results of operations.
Our businesses accept payment from our users primarily through credit card transactions and certain online payment service providers. The ability of these businesses to access credit card information on a real time‑basis without having to proactively reach out to the consumer each time they process a payment for products and services (including auto‑renewal payments or payments for the purchase of a premium feature on or with any of our products or services) is critical to our success.
When we experience (or a third party experiences) a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by such a breach. To the extent our users are ever affected by such a breach experienced by us or a third party, affected users would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant user effort.
Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card‑related costs and substantial remediation costs, any of which could adversely affect our business, financial condition and results of operations.
Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge consumers for recurring membership payments may adversely affect our business, financial condition and results of operations.
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
U.S. and foreign legislators and regulators may enact new laws and regulations regarding privacy and data security. For example, in January 2016, the U.S. Federal Trade Commission released a report that further explored the use of “big data” and its impact on American consumers. This report followed the May 2014 White House release of a review of "big data" practices, which called for an update to U.S. privacy laws based on the proposed Consumer Privacy Bill of Rights released by the White House in February 2012 and the enactment of a federal data breach notification law. In addition, in February 2013 the U.S. Federal Trade Commission issued a report seeking changes in Internet and mobile privacy protection and disclosures. Similarly, new privacy laws and regulations at the state level, as well as new laws and directives abroad (particularly in the European Union), are being proposed and implemented. For example, effective January 1, 2016, the Delaware Online Privacy and Protection Act requires companies to make new and enhanced disclosures regarding their privacy policies and since 2014, California law has required companies that collect personal information to disclose how they respond to web browser “Do Not Track” signals.
The European Union is in the process of adopting new guidelines (the proposed European Data Protection Regulation) for data protection and privacy to address recent globalization and technological developments, which will supersede the EU Directive. In addition, in October 2015, the European Union’s highest court ruled that the EU-US Safe Harbor Agreement, which had provided a framework for transfers of personal data from European Union member states to the United States, was invalid. In February 2016, the European Commission and the United States reached an agreement on a proposed new framework for transfers of personal data, the EU-US Privacy Shield. This proposed new framework is expected to impose a stricter compliance regime for companies seeking to transfer personal data from European Union member states to the United States and require stronger monitoring by U.S. regulators of the sharing, use, disclosure and protection of such data and related enforcement for non-compliance. It currently remains unclear how we and other U.S. companies should proceed when transferring personal data from European Union member states to the United States given that the EU-US Privacy Shield is not yet final and faces hurdles to adoption and the European Commission did not provide any interim guidance.
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
While we believe that we comply with applicable laws and regulations, as well as evolving industry standards and practices relating to privacy and data security, there is no assurance that we will not be subject to claims that we have violated applicable laws and regulations, standard and practices or that we will be able to successfully defend against such claims. Any failure or perceived failure by us (or the third parties with whom we have contracted to store such information) to comply with applicable privacy laws, privacy policies or privacy‑related contractual obligations or any compromise of security that results in unauthorized access to personal information may result in governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. In the case of such an event, our reputation may be harmed, we could lose current and potential users and the competitive positions of our various brands could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
We may not freely access the cash of Match Group and its subsidiaries.
The Company's potential sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, availability under IAC's revolving credit facility and proceeds from asset sales, including marketable securities. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject.  Agreements governing Match Group's indebtedness limit the payment of dividends or the making of distributions, loans or advances to stockholders, including IAC. In addition, because Match Group is a separate and distinct legal entity with public shareholders, it has no obligation to provide us with funds for payment obligations, whether by dividends, distributions, loans or other payments.
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.

As of December 31, 2015, we had total debt outstanding of approximately $1.8 billion, including $1.2 billion of total debt outstanding at Match Group ($40 million of which matures in the current year). As of this date, we had borrowing availability of $300 million, and Match Group had borrowing availability of $500 million, under our respective revolving credit facilities. Neither Match Group nor any of its subsidiaries guarantee any indebtedness of IAC or are subject to any of the covenants related to such indebtedness. Similarly, neither IAC nor any of its subsidiaries (other than Match Group and its subsidiaries) guarantee any indebtedness of Match Group or are subject to any of the covenants related to such indebtedness.

Our indebtedness and Match Group's indebtedness could have important consequences, such as:

•	limiting our respective abilities to obtain additional financing to fund working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	limiting our respective abilities to use operating cash flow in other areas of our respective businesses because we must dedicate a substantial portion of these funds to service debt;

•	limiting our respective abilities to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•	restricting the way in which we conduct business because of financial and operating covenants in the agreements governing our respective existing and future indebtedness;

•
exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our respective subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions or in pricing of our products and services; and

•	limiting our respective abilities to react to changing market conditions in the various industries in which we do business.

In addition to our respective debt service obligations, our and Match Group’s operations require substantial investments on a continuing basis. Our ability or the ability of Match Group to make scheduled debt payments, to refinance obligations with respect to our indebtedness and to fund capital and non‑capital expenditures necessary to maintain the condition of our respective operating assets and properties, as well as to provide capacity for the growth of our respective businesses, depends on our respective financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

Subject to certain restrictions in the agreements governing our and Match Group’s indebtedness, we and our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of agreements governing our and Match Group’s indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our or our subsidiaries’ current debt levels, the risks described above could increase.

We may not be able to generate sufficient cash to service all of our current and planned indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability and the ability of Match Group to satisfy our respective debt obligations will depend upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
our future ability and the future ability of Match Group to borrow under our respective revolving credit agreements, the availability of which will depend on, among other things, compliance with the covenants in the then‑existing agreements governing such indebtedness.

There can be no assurance that our business or Match Group will generate sufficient cash flow from operations, or that we or Match Group will be able to draw under our respective revolving credit agreements or otherwise, in an amount sufficient to fund our respective liquidity needs. See also "-We may not freely access the cash of Match Group and its subsidiaries" above.

If cash flows and capital resources are insufficient to service indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity, and/or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. The agreements governing our and Match Group’s indebtedness may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

Agreements governing our indebtedness contain restrictions that will limit our flexibility in operating our business.

The agreements governing our and Match Group’s indebtedness contain, and any instruments governing future indebtedness would likely contain, a number of covenants that will impose significant operating and financial restrictions on us and Match Group, including restrictions on the ability to, among other things:

•	create liens on certain assets;

•	incur additional debt;

•	make certain investments and acquisitions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	sell certain assets;

•	pay dividends on or make distributions in respect of our capital stock or make restricted payments;

•	enter into certain transactions with our affiliates; and

•	place restrictions on distributions from subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the agreements governing current or future indebtedness. Upon a default, unless waived, lenders under our respective credit agreements could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our indebtedness and force us into bankruptcy or liquidation. Holders of our or Match Group’s senior notes also have the ability to force us into bankruptcy or liquidation in certain circumstances, subject to the terms of the related indentures. In addition, a default could trigger a cross default under our other agreements and could trigger a cross default under agreements governing our future indebtedness. Our operating results may not generate cash in an amount that would be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.

Variable rate indebtedness will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

At December 31, 2015, Match Group has $800 million of indebtedness outstanding under its term loan facility, which bears interest at variable rates and currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%.  LIBOR at December 31, 2015 for similar borrowings of three months was approximately 60 basis points.  Changes in the interest rates applicable to this indebtedness will expose us to interest rate risk.  For example, if LIBOR were to increase by 100 basis points then the annual interest payments on this indebtedness would increase by 60 basis points, or $4.8 million in 2016.  And if LIBOR decreased 60 basis points to zero, annual interest payments on this indebtedness would remain the same.  Such potential changes in interest payments take into account quarterly amortization payments and are based on certain simplifying assumptions, including a constant rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. To the extent that we or Match Group draw down on our respective revolving credit facilities in the future, any related indebtedness incurred would bear interest at variable rates, which would increase our exposure to interest rate risk. See also "Item 7A-Quantitative and Qualitative Disclosures About Market Risk."
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

•	properly value prospective acquisitions, especially those with limited operating histories;

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
Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks. These additional risks include, among others:

•	operational and compliance challenges caused by distance, language and cultural differences;

•	difficulties in staffing and managing international operations;

•	differing levels of social and technological acceptance of our products and services or lack of acceptance of them generally;

•	foreign currency fluctuations;

•	restrictions on the transfer of funds among countries and back to the United States and costs associated with repatriating funds to the United States;

•	differing and potentially adverse tax laws;

•
multiple, conflicting and changing laws, rules and regulations, and difficulties understanding and ensuring compliance with those laws by both our employees and our business partners, over whom we exert no control;

•	competitive environments that favor local businesses;

•	limitations on the level of intellectual property protection; and

•	trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.
The occurrence of any or all of the events described above could adversely affect our international operations, which could in turn adversely affect our business, financial condition and results of operations. Our success in international markets will also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms and successfully integrate their businesses and operations with our own.
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

Also, we send electronic messages to users through our various businesses, as well as develop, market and/or distribute a variety of downloadable applications through our Consumer and Partnerships businesses, which could subject us to liability for failing to comply with laws governing the sending of electronic messages to our users and the installation of downloadable applications. For example, Canada’s Anti-Spam Legislation (“CASL”), which became effective on July 1, 2014, prohibits all commercial electronic messages (including e-mail, text, social media, sound and image messages) that are sent without proper consumer consent. And, effective January 15, 2015, the CASL restricts the unsolicited installation of computer programs and applications.  While several Canadian regulators are jointly empowered to enforce and issue administrative and monetary penalties for CASL violations, effective July 1, 2017 individuals may also file private and class action lawsuits to collect statutory damages for CASL violations.
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
Lastly, one of the businesses within our Applications segment, SlimWare, operates a paid telephone technical support service, which it promotes, in part, through its software products. In the recent past and currently, the U.S. Federal Trade Commission and various state regulatory agencies and attorneys general have been aggressively enforcing laws governing telephonic sales in the computer support industry. While SlimWare has put a related compliance program in place with the third party vendor who provides paid telephone technical support services on its behalf to ensure compliance with applicable laws, no assurances can be given that this program will be effective.
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
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. We also rely, to a lesser extent, upon patented and patent‑pending proprietary technologies with expiration dates ranging from 2017 to 2034.
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
All of IAC's leases are at prevailing market rates. IAC believes that the duration of each lease is adequate. IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases for any of its principal businesses. IAC's approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within the following segments: Match Group, Publishing, Applications and Video.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Stockholder Matters
IAC common stock is quoted on the Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "IAC." There is no established public trading market for IAC Class B common stock. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share for IAC common stock as reported on NASDAQ.

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$73.15	$58.30
Third Quarter	84.66	63.29
Second Quarter	82.40	66.63
First Quarter	70.10	59.11
Year Ended December 31, 2014
Fourth Quarter	$68.40	$56.50
Third Quarter	73.93	63.00
Second Quarter	73.27	61.00
First Quarter	80.64	64.45
As of February 25, 2016, there were approximately 1,600 holders of record of the Company's common stock and the closing price of IAC common stock on NASDAQ was $44.31. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders. As of February 25, 2016, there were three holders of record of the Company's Class B common stock.
In 2014, IAC's Board of Directors declared four quarterly cash dividends, two of which were $0.24 per share of common and Class B common stock outstanding and two of which were $0.34 per share of common and Class B common stock outstanding. In 2015, IAC's Board of Directors declared four quarterly cash dividends, all of which were $0.34 per share of common and Class B common stock outstanding.
On February 2, 2016, IAC announced that following the completion of the Match Group initial public offering and related debt transactions, IAC's Board of Directors had suspended the Company's quarterly cash dividend program. Accordingly, we do not currently expect that comparable cash dividends will continue to be paid in the near future. Any future cash or other dividend declarations are subject to the determination of IAC's Board of Directors.
During the quarter ended December 31, 2015, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.
Issuer Repurchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2015. As of that date, approximately 5.6 million shares of common stock remained available for repurchase under the Company's previously announced April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data
The following selected financial data for the five years ended December 31, 2015 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Statement of Operations Data:(1)
Revenue	$3,230,933	$3,109,547	$3,022,987	$2,800,933	$2,059,444
Earnings from continuing operations	113,357	234,557	281,799	169,847	175,569
Earnings per share from continuing operations attributable to IAC shareholders:
Basic	$1.44	$2.88	$3.40	$1.95	$2.05
Diluted	$1.33	$2.71	$3.27	$1.81	$1.89

Dividends declared per share	$1.36	$1.16	$0.96	$0.72	$0.12

	December 31,
	2015	2014(2)	2013(2)	2012(2)	2011(2)
	(In thousands)
Balance Sheet Data:
Total assets	$5,209,950	$4,256,885	$4,201,364	$3,786,643	$3,368,989
Long-term debt, including current maturities	1,788,213	1,080,000	1,080,000	595,844	95,844
_________________________________________________________________________

(1)	We recognized items that affected the comparability of results for the years 2015, 2014 and 2013, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
Total assets has been adjusted due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17, Income Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet, see "Note 2—Summary of Significant Accounting Policies" in the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:

•	Reportable Segments

◦
Match Group - includes the businesses of Match Group, Inc., which completed its initial public offering ("IPO") on November 24, 2015; and is comprised of Dating, which consists of Dating North America and Dating International, and Non-dating, which consists of The Princeton Review.

◦	HomeAdvisor - is a leading nationwide home services digital marketplace that helps connect consumers with home professionals.

◦	Publishing - consists of Premium Brands, which includes About.com, Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which includes Ask.com, CityGrid and ASKfm.

◦
Applications - consists of Consumer, which includes our direct-to-consumer downloadable desktop applications, including SlimWare, and Apalon, which houses our mobile applications operations; and Partnerships, which includes our business-to-business partnership operations.

◦	Video - consists primarily of Vimeo and DailyBurn, as well as Electus, IAC Films, CollegeHumor and Notional.

◦	Other - consists of ShoeBuy and PriceRunner.

•	Dating North America - includes Match, Chemistry, People Media, PlentyOfFish, OkCupid, Tinder and other dating businesses operating within the United States and Canada.

•	Dating International - includes Meetic, the international operations of PlentyOfFish and Tinder and all other dating businesses operating outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received by Match Group from an end user of its products.

•
Average PMC - is calculated by summing the number of paid subscribers, or paid member count ("PMC"), at the end of each day in the relevant measurement period and dividing it by the number of calendar days in that period.

•	Average Revenue per Paying User ("ARPPU") - is Direct Revenue in the relevant measurement period divided by the Average PMC in such period divided by the number of calendar days in such period.

•	Service Requests - are fully completed and submitted customer service requests on HomeAdvisor.

•	Paying Service Professionals ("SPs") - are the number of service professionals that had an active membership or paid for leads in the last month of the period.

•
Cost of revenue - consists primarily of traffic acquisition costs and includes payments made to partners who distribute our Partnerships customized browser-based applications, integrate our paid listings into their websites and fees related to the distribution and facilitation of in-app purchase of product features. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes ShoeBuy's cost of products sold and shipping and handling costs, production costs related to media produced by Electus and other businesses within our Video segment, content acquisition costs, expenses associated with the operation of the Company's data centers, including compensation (including stock-based compensation) and other employee-related costs, rent, energy and hosting fees.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in selling and marketing, sales support and customer service functions. Advertising expenditures include online marketing, including fees paid to search engines and third parties that distribute our Consumer downloadable desktop applications, offline marketing, which is primarily television advertising and partner-related payments to those who direct traffic to the Match Group brands.

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

•
2012 Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which commenced June 15, 2013; a portion of which were exchanged for new 6.75% Match Group Senior Notes on November 16, 2015.

•	2013 Senior Notes - IAC's 4.875% Senior Notes due November 30, 2018, with interest payable each May 30 and November 30, which commenced May 30, 2014.

•
Match Group Senior Notes - Match Group's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15; which were issued in exchange for 2012 Senior Notes on November 16, 2015.

•	Match Group Term Loan - an $800 million, seven-year term loan received by Match Group on November 16, 2015.

•
Liberty Bonds - 5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035, with interest payable each March 1 and September 1, which commenced March 1, 2006. The Liberty Bonds were redeemed on September 1, 2015.

MANAGEMENT OVERVIEW
IAC is a leading media and Internet company comprised of some of the world's most recognized brands and products, such as HomeAdvisor, Vimeo, About.com, Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, OkCupid, Tinder and PlentyOfFish.
Sources of Revenue
Match Group's Dating revenue is substantially derived directly from users in the form of recurring membership fees, which typically provide unlimited access to a bundle of features for a specific period of time, and the balances from à la carte features, where users pay a fee for a specific action or event; with additional revenue generated from online advertisers who pay to reach our large audiences. Non-dating revenue is primarily earned from fees received for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services.
HomeAdvisor's revenue is derived primarily from fees paid by members of its network of home services professionals for consumer leads and memberships.
Substantially all of the revenue from our Publishing and Applications segments is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"). On October 26, 2015, the Company and Google entered into a services agreement that is effective as of April 1, 2016, following the expiration of the current services agreement, and expires on March 31, 2020. The Company may choose to terminate the agreement effective March 31, 2019. These services agreements require that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its own policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2015, 2014 and 2013, revenue earned from Google was $1.3 billion, $1.4 billion and $1.5 billion, respectively. For the years ended December 31, 2015, 2014 and 2013, Google revenue represents 83% and 94%; 83% and 97%; and 83% and 98%, of Publishing and Applications revenue, respectively.
The revenue earned by our Video segment is derived from media production and distribution, subscriptions and advertising.
ShoeBuy's revenue is derived principally from merchandise sales. PriceRunner's revenue is derived principally from advertising.

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
We pay traffic acquisition costs, which consist of payments to partners who distribute our Partnerships customized browser-based applications, integrate our paid listings into their websites and fees related to the distribution and facilitation of in-app purchases of product features. We also pay to market and distribute our services on third-party distribution channels, such as search engines and social media websites. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, which compete with those we offer.
The cost of acquiring new consumers through online and offline third-party distribution channels has increased, particularly in the case of online channels, as Internet commerce continues to grow and competition in the markets in which IAC's businesses operate increases.
Recent Developments
During the fourth quarter of 2015, IAC realigned its reportable segments. See Note 1—Organization to the consolidated financial statements for more information.
On November 24, 2015, Match Group completed its IPO. At December 31, 2015, IAC's ownership interest and voting interest in Match Group were 84.6% and 98.2%, respectively.
On November 16, 2015:

•	Match Group exchanged $445.3 million of 2012 Senior Notes for $445.2 million of Match Group Senior Notes.

•	Match Group amended and restated the Match Group credit agreement to provide for an $800 million Term Loan.
On October 28, 2015, Match Group completed the purchase of Plentyoffish Media Inc., or PlentyOfFish, for $575 million in cash.
On October 26, 2015, the Company amended and extended its services agreement with Google as described above.
On October 7, 2015:

•	IAC amended and restated its $300 million revolving credit facility, which now expires on October 7, 2020.

•	Match Group entered into a credit agreement, which provides for a $500 million revolving credit facility that expires on October 7, 2020.
Factors Affecting Consolidated Results
In 2015, we delivered 4% revenue growth; however, Adjusted EBITDA and operating income declined 11% and 53%, respectively. Revenue growth was primarily driven by the Match Group, HomeAdvisor and Video segments; the decline in Adjusted EBITDA was primarily driven by the Publishing segment; and the decline in operating income was primarily driven by the Publishing, Match Group, Other and Corporate segments. Revenue growth at the Match Group was driven by an increase in Direct revenue and the full year contribution from The Princeton Review. HomeAdvisor's revenue growth was driven by higher service requests and an increase in Paying SPs in their domestic business, while the Video segment saw strong revenue growth at Vimeo, DailyBurn and Electus. Adjusted EBITDA was negatively impacted by lower revenue at Publishing driven by a decrease at Ask.com and certain legacy businesses. The operating income decline was due to the decrease in Adjusted EBITDA, an $88.0 million impairment charge related to certain indefinite-lived intangible assets at Publishing, an increase of $45.8 million in stock-based compensation ($29.2 million at Match Group and $15.8 million at Corporate) and a $14.1 million goodwill impairment charge at Other.
Other events affecting year-over-year comparability include:

(i)	foreign exchange effects, which negatively impacted Dating revenue 6% (reflected in the Match Group segment);

(ii)	the acquisitions of Eureka, on April 24, 2015, and PlentyOfFish, on October 28, 2015 (both reflected in the Match Group segment);

(iii)	$16.8 million of costs in 2015 related to the ongoing consolidation and streamlining of technology systems and European operations at the Dating businesses (reflected in the Match Group segment);

(iv)	acquisitions in 2014 of:

•	the ValueClick O&O website businesses on January 10, 2014 (reflected in the Publishing segment except for PriceRunner which is reflected in the Other segment),
•SlimWare on April 1, 2014 (reflected in the Applications segment),
•The Princeton Review on August 1, 2014 (reflected in the Match Group segment),
•FriendScout24 on August 31, 2014 (reflected in the Match Group segment), and
•Apalon on November 3, 2014 (reflected in the Applications segment);

(v)	the sale of the Rezbook assets in July 2013, which resulted in a gain of $8.4 million (reflected in the Other segment);

(vi)	the move of CityGrid from the Other segment to the Publishing segment, effective July 1, 2013, following its reorganization; and

(vii)	$4.2 million in employee termination costs associated with the CityGrid restructuring in 2013 (reflected in the Other segment).

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013
Revenue

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Match Group	$1,020,431	$132,163	15%	$888,268	$85,179	11%	$803,089
HomeAdvisor	361,201	77,660	27%	283,541	44,070	18%	239,471
Publishing	691,686	(99,863)	(13)%	791,549	(11,592)	(1)%	803,141
Applications	760,748	(15,959)	(2)%	776,707	(57,929)	(7)%	834,636
Video	213,317	30,863	17%	182,454	20,997	13%	161,457
Other	184,095	(3,739)	(2)%	187,834	5,219	3%	182,615
Inter-segment elimination	(545)	261	33%	(806)	616	43%	(1,422)
Total	$3,230,933	$121,386	4%	$3,109,547	$86,560	3%	$3,022,987
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Match Group revenue increased 15%, or 20% excluding the effects of foreign exchange, driven by a 9% increase in Dating revenue attributable to 8% growth in Direct revenue. Direct revenue growth was primarily driven by higher Average PMC at both North America and International, up 13% and 31%, respectively, due mainly to Tinder, partially offset by 8% lower ARPPU due to brand mix shifts and foreign exchange effects. Excluding foreign exchange effects, total Dating revenue and International Direct revenue would have increased 15% and 21%, respectively. Non-dating revenue increased 114% principally due to the full year contribution from The Princeton Review, which was acquired on August 1, 2014.
HomeAdvisor revenue increased 27% due primarily to 43% growth at the HomeAdvisor domestic business, partially offset by international declines due primarily to the restructuring of certain European operations in the fourth quarter of 2014. HomeAdvisor domestic revenue growth was driven by 49% higher service requests and a 46% increase in Paying SPs.
Publishing revenue decreased 13% due to 31% lower Ask & Other revenue, partially offset by 29% higher Premium Brands revenue. Ask & Other revenue decreased primarily to a decline in revenue at Ask.com and certain legacy businesses. Premium Brands revenue increased due primarily to strong growth at About.com and Investopedia.

Applications revenue decreased 2% due to a 27% decline in Partnerships, partially offset by 16% growth in Consumer. Consumer growth was driven by higher revenue from our downloadable desktop applications, including SlimWare, and a full year contribution from Apalon, our mobile applications business, which was acquired on November 3, 2014.
Video revenue grew 17% due primarily to strong growth at Vimeo, DailyBurn and Electus.
Other revenue decreased 2% due to lower revenue at PriceRunner.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Match Group revenue increased 11%, driven by a 6% increase in Dating revenue due to higher Direct revenue. Direct revenue growth was primarily driven by higher Average PMC at both North America and International, up 11% and 8%, respectively, due to a strong increase in beginning PMC, partially offset by 3% lower ARPPU due to brand mix shifts. Non-dating revenue increased 248%, as a result of the acquisition of The Princeton Review on August 1, 2014.

HomeAdvisor revenue increased 18% due primarily to 17% growth at the HomeAdvisor domestic business driven by 13% higher service requests and a 24% increase in Paying SPs.

Publishing revenue decreased 1% due to 8% lower Ask & Other revenue, partially offset by 19% higher Premium Brands revenue. Ask & Other revenue decreased due primarily to a decline in revenue from Ask.com, partially offset by the contribution of CityGrid, which was moved from the Other segment to the Publishing segment, effective July 1, 2013, following its reorganization. Premium Brands revenue increased due primarily to growth from About.com and the full year contribution from Investopedia, partially offset by the impact of the closure of the Newsweek print business and sale of the Newsweek digital business in August 2013.

Applications revenue decreased 7% due to a 31% decline in Partnerships, partially offset by 23% growth in Consumer. Partnerships revenue decreased due primarily to the loss of certain partners. Consumer growth was driven by increased contributions from existing and new products, as well as the full year contribution from SlimWare, which was acquired on April 1, 2014.

Video revenue increased 13% due primarily to strong growth at Vimeo, the contribution of $11.3 million from IAC Films and growth at DailyBurn, partially offset by declines in revenue at Electus. The contribution from IAC Films was due to the release of Top Five.

Other revenue increased 3% due to the contribution from PriceRunner and growth from ShoeBuy, partially offset by the move of CityGrid described above.

Cost of revenue

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Cost of revenue	$778,161	$(82,043)	(10)%	$860,204	$(117,153)	(12)%	$977,357
As a percentage of revenue	24%			28%			32%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Cost of revenue decreased in 2015 from 2014 due to decreases of $87.8 million from Publishing and $65.3 million from Applications, partially offset by increases of $58.0 million from Match Group and $10.4 million from Video.

•	The Publishing decrease was due primarily to a reduction of $87.1 million in traffic acquisition costs at Ask & Other driven primarily by a decline in revenue at Ask.com.

•	The Applications decrease was due primarily to a reduction of $72.2 million in traffic acquisition costs driven by a decline in revenue at Partnerships.

•
The Match Group increase was due primarily to a significant increase in in-app purchase fees given that its native mobile apps were largely introduced in the second quarter of 2014, the full year contribution from the acquisition of The Princeton Review and higher hosting fees driven by growth in users and product features.

•	The Video increase was due primarily to increases in hosting fees and content costs related to Vimeo's expanded On Demand catalog.

For the year ended December 31, 2014 compared to the year ended December 31, 2013
Cost of revenue decreased in 2014 from 2013 due to decreases of $101.8 million from Applications, $54.7 million from Publishing and $7.8 million from Other, partially offset by increases of $34.1 million from Match Group and $11.4 million from Video.

•	The Applications decrease was due primarily to a reduction of $102.1 million in traffic acquisition costs driven primarily from lower revenue from Partnerships.

•
The Publishing decrease was due primarily to a reduction of $69.6 million in traffic acquisition costs at Ask & Other driven primarily by lower revenue from Ask.com and a decrease from the impact of the closure of the Newsweek print business and sale of the Newsweek digital business at Premium Brands, partially offset by the acquisition of certain ValueClick O&O website businesses and the move of CityGrid from the Other segment to the Publishing segment.

•	The Other decrease was due primarily to the move of CityGrid, partially offset by increases from the acquisition of PriceRunner and the cost of products sold at ShoeBuy resulting from increased sales.

•
The Match Group increase was due primarily to the acquisition of The Princeton Review and a significant increase in in-app purchases given that its native mobile apps were largely introduced in the second quarter of 2014, as well as higher hosting fees driven by growth in users and product features.

•	The Video increase was due primarily to increases in hosting fees and content costs at Vimeo and a net increase in production costs at our media businesses.

Selling and marketing expense

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Selling and marketing expense	$1,345,576	$198,167	17%	$1,147,409	$164,635	17%	$982,774
As a percentage of revenue	42%			37%			33%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Selling and marketing expense in 2015 increased from 2014 due to increases of $62.7 million from HomeAdvisor, $56.6 million from Publishing, $41.0 million from Applications, $24.5 million from Match Group and $17.0 million from Video.

•
The HomeAdvisor increase was due primarily to increases of $41.5 million in offline and online marketing and $19.1 million in compensation due, in part, to an increase in salesforce at HomeAdvisor domestic.

•	The Publishing increase was due primarily to an increase of $54.8 million in online marketing across Premium Brands, including About.com, partially offset by declines at Ask.com.

•
The Applications increase was due primarily to an increase of $38.1 million in online marketing, which was primarily related to a significant increase in new downloadable desktop applications at Consumer.

•
The Match Group increase was due primarily to the full year contribution from the 2014 acquisitions of FriendScout24 and The Princeton Review, an increase in stock-based compensation and from the 2015 acquisition of Eureka.

•	The Video increase was due primarily to an increase of $13.3 million in online marketing driven primarily from Vimeo.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Selling and marketing expense in 2014 increased from 2013 due to increases of $75.8 million from Applications, $28.9 million from Publishing, $26.5 million from HomeAdvisor, $17.9 million from Video and $13.2 million from Match Group.

•	The Applications increase was due primarily to an increase in online marketing related to our downloadable desktop applications at Consumer and the acquisition of SlimWare.

•
The Publishing increase was due primarily to Premium Brands, partially offset by Ask & Other. The increase from Premium Brands was due primarily to an increase in online marketing at About.com, and from the acquisition of Investopedia. The decrease from Ask & Other was due primarily to a decrease in online marketing at Ask.com.

•	The HomeAdvisor increase was due primarily to increases of $12.7 million in compensation due, in part, to an increase in salesforce at HomeAdvisor domestic and $11.1 million in offline marketing.

•	The Video increase was due primarily to an increase of $13.6 million in online and offline marketing at Vimeo and DailyBurn.

•
The Match Group increase was due primarily to an increase of $5.4 million from Dating related to the acquisition of FriendScout24 and an increase in advertising spend, as well as an increase of $4.5 million from the acquisition The Princeton Review.

General and administrative expense

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
General and administrative expense	$525,629	$82,019	18%	$443,610	$65,468	17%	$378,142
As a percentage of revenue	16%			14%			13%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
General and administrative expense in 2015 increased from 2014 due to increases of $58.0 million from Match Group, $11.7 million from Corporate and $9.0 million from HomeAdvisor.

•
The Match Group increase was due primarily to the full year contribution from the acquisition of The Princeton Review, an increase of $19.2 million in stock-based compensation expense due to the modification of certain awards in the current year and the issuance of equity awards since the prior year, and an increase of $3.3 million in severance expense and costs in the current year related to the ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses, partially offset by a $3.9 million benefit in the prior year related to the expiration of the statute of limitations for a non-income tax matter.

•
The Corporate increase was due primarily to an increase in stock-based compensation expense as a result of a higher number of forfeited awards in the prior year and the modification of certain awards in the current year.

•	The HomeAdvisor increase was due primarily to increases in compensation as a result of increased headcount at HomeAdvisor domestic and bad debt expense.

For the year ended December 31, 2014 compared to the year ended December 31, 2013
General and administrative expense in 2014 increased from 2013 due to increases of $24.2 million from Match Group, $14.5 million from Publishing, $11.8 million from HomeAdvisor, $7.7 million from Video and $5.0 million from Other.

•
The Match Group increase was due primarily to an increase of $21.2 million from the acquisition of The Princeton Review and an increase of $10.7 million in compensation at Dating resulting from an increase of $8.5 million in stock-based compensation due to new grants and increased headcount. These increases were partially offset by a decrease of $13.3 million in acquisition-related contingent consideration fair value adjustments at Twoo driven by changes in the forecast of earnings and operating metrics, and a $3.9 million benefit in the first quarter of 2014 related to the expiration of the statute of limitations for a non-income tax matter.

•	The Publishing increase was due primarily to the inclusion in the prior year of a $6.3 million gain related to the sale of Newsweek in August 2013 and an increase from recent acquisitions.

•	The HomeAdvisor increase was due primarily to increases in compensation at HomeAdvisor domestic and bad debt expense.

•	The Video increase was due primarily to an increase in compensation at Vimeo due, in part, to increased headcount.

•
The Other increase was due primarily to the inclusion in the prior year of an $8.4 million gain on the sale of Rezbook assets in July 2013 and the acquisition of PriceRunner, partially offset by $4.2 million in employee termination costs in the prior year associated with the 2013 CityGrid restructuring.

Product development expense

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Product development expense	$185,766	$25,251	16%	$160,515	$20,756	15%	$139,759
As a percentage of revenue	6%			5%			5%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Product development expense in 2015 increased from 2014 due to increases of $17.6 million from Match Group and $5.5 million from HomeAdvisor.

•
The Match Group increase was due primarily to increased compensation from existing businesses and from acquisitions at Dating, as well as $4.0 million in severance expense in the current year, primarily incurred in the first half of 2015, related to the ongoing consolidation and streamlining of technology systems and European operations at our Dating business.

•	The HomeAdvisor increase was primarily related to an increase in compensation at HomeAdvisor domestic due, in part, to increased headcount.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Product development expense increased in 2014 from 2013 due to increases of $10.8 million from Publishing, $6.8 million from Match Group and $2.4 million from Video.

•
The Publishing increase was primarily related to the increases at both Ask & Other and Premium Brands. Ask & Other increased from the acquisition of certain ValueClick O&O website businesses. Premium Brands increased due primarily to an increase in compensation due, in part, to increased headcount at About.com.

•	The Match Group increase was primarily related to an increase in compensation driven primarily by increased headcount at Tinder and Tutor.com (now The Princeton Review).

•	The Video increase was due to an increase in headcount at Vimeo.

Depreciation

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Depreciation	$62,205	$1,049	2%	$61,156	$2,247	4%	$58,909
As a percentage of revenue	2%			2%			2%
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Depreciation in 2015 increased from 2014 due primarily to the acquisition of The Princeton Review and incremental depreciation associated with capital expenditures, partially offset by certain fixed assets becoming fully depreciated.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Depreciation in 2014 increased from 2013 due to acquisitions and the incremental depreciation associated with capital expenditures, partially offset by certain fixed assets becoming fully depreciated and the inclusion in the prior year of the write-off of $2.7 million in capitalized software costs at About.com primarily related to projects which commenced prior to its acquisition.

Adjusted EBITDA

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Match Group	$278,667	$5,219	2%	$273,448	$2,217	1%	$271,231
HomeAdvisor	18,529	828	5%	17,701	2,328	15%	15,373
Publishing	87,788	(63,172)	(42)%	150,960	(10,990)	(7)%	161,950
Applications	184,258	(1,934)	(1)%	186,192	(33,071)	(15)%	219,263
Video	(38,384)	1,532	4%	(39,916)	(18,519)	(87)%	(21,397)
Other	10,621	(2,513)	(19)%	13,134	5,614	75%	7,520
Corporate	(55,689)	1,754	3%	(57,443)	(1,806)	(3)%	(55,637)
Total	$485,790	$(58,286)	(11)%	$544,076	$(54,227)	(9)%	$598,303

As a percentage of revenue	15%			17%			20%
Refer to Note 13 to the consolidated financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment and to net earnings attributable to IAC's shareholders.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Match Group Adjusted EBITDA increased 2% due primarily to an increase in revenue and reduced losses from The Princeton Review, partially offset by $16.8 million of costs in the current year period related to the ongoing consolidation and streamlining of technology systems and European operations at our Dating businesses, an increase in cost of revenue and $3.9 million benefit in the prior year related to the expiration of the statute of limitations for a non-income tax matter.
HomeAdvisor Adjusted EBITDA increased 5% due primarily to higher revenue, partially offset by an increased investment in offline and online marketing, higher compensation due, in part, to increased headcount, and increased bad debt expense at HomeAdvisor domestic.
Publishing Adjusted EBITDA decreased 42% due primarily to lower revenue and an increase in selling and marketing expense, partially offset by a decrease in cost of revenue. The increase in selling and marketing expense was primarily related to an increase in online marketing across Premium Brands, including About.com, partially offset by a decline at Ask.com. The decrease in cost of revenue was due primarily to a decrease in traffic acquisition costs driven primarily by a decline in revenue at Ask.com.
Applications Adjusted EBITDA decreased 1% due to lower revenue and an increase in selling and marketing expense, partially offset by a decrease in cost of revenue. The increase in selling and marketing expense was primarily due to a significant increase in online marketing related to new downloadable desktop applications at Consumer. The decrease in cost of revenue was due primarily to a decrease in traffic acquisition costs driven by a decline in revenue from Partnerships.
Video Adjusted EBITDA loss decreased 4% due primarily to increased profits at Electus and reduced losses at DailyBurn and IAC Films, partially offset by increased investment in Vimeo.
Other Adjusted EBITDA decreased 19% due to lower revenue.
Corporate Adjusted EBITDA loss decreased 3% due to lower compensation.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Match Group Adjusted EBITDA increased 1% due primarily to higher revenue, partially offset by losses from the acquisition of The Princeton Review and higher cost of revenue. The increase in cost of revenue was due primarily to a significant increase in in-app purchases given that Dating's native mobile apps were largely introduced in the second quarter of 2014.

HomeAdvisor Adjusted EBITDA increased 15% due primarily to higher revenue, partially offset by increased compensation at HomeAdvisor domestic and increased offline marketing.
Publishing Adjusted EBITDA decreased 7% due primarily to lower revenue and an increase in selling and marketing expense, partially offset by the move of CityGrid from the Other segment to the Publishing segment, the inclusion in the prior year of a $6.3 million gain related to the sale of Newsweek in August 2013, a decrease in cost of revenue and the contribution from the acquisition of certain ValueClick O&O website businesses. The increase in selling and marketing expense was due primarily to an increase in online marketing at About.com, partially offset by a decrease at Ask.com. The decrease in cost of revenue was due primarily to a reduction in traffic acquisition costs driven primarily by lower revenue from Ask.com.
Applications Adjusted EBITDA decreased 15% due primarily to lower revenue, an increase in selling and marketing expense and losses related to the acquisition of SlimWare, partially offset by lower cost of revenue. The increase in selling and marketing expense is due primarily to an increase in online marketing related to our downloadable desktop applications at Consumer. The loss from SlimWare was due to the write-off of $11.0 million of deferred revenue in connection with its acquisition on April 1, 2014. The lower cost of revenue was due primarily to a reduction in traffic acquisition costs driven primarily from lower revenue from Partnerships.
Video Adjusted EBITDA loss increased 87% due primarily to increased investment in Vimeo and losses at IAC Films and DailyBurn, partially offset by lower losses at Electus.
Other Adjusted EBITDA increased 75% due primarily to the contribution from the acquisition of PriceRunner and the inclusion of $4.2 million in employee termination costs in 2013 associated with the CityGrid restructuring, partially offset by the prior year benefiting from an $8.4 million gain on the sale of Rezbook assets in July 2013.
Corporate Adjusted EBITDA loss increased 3% to a loss due primarily to higher professional fees.

Operating income (loss)

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Match Group	$193,556	$(35,011)	(15)%	$228,567	$7,234	3%	$221,333
HomeAdvisor	6,452	5,391	509%	1,061	777	274%	284
Publishing	(26,692)	(137,215)	NM	110,523	(8,961)	(7)%	119,484
Applications	175,145	(3,815)	(2)%	178,960	(35,956)	(17)%	214,916
Video	(38,756)	4,590	11%	(43,346)	(19,202)	(80)%	(24,144)
Other	(9,186)	(17,294)	NM	8,108	8,452	NM	(344)
Corporate	(120,931)	(15,785)	(15)%	(105,146)	180	—%	(105,326)
Total	$179,588	$(199,139)	(53)%	$378,727	$(47,476)	(11)%	$426,203

As a percentage of revenue	6%			12%			14%
________________________
NM = not meaningful
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Operating income in 2015 decreased from 2014 due to the decrease of $58.3 million in Adjusted EBITDA described above and increases of $82.0 million in amortization of intangibles, $45.8 million in stock-based compensation expense and $14.1 million in goodwill impairment, partially offset by an increase in gains of $2.1 million in acquisition-related contingent consideration fair value adjustments. The increase in amortization of intangibles was due primarily to an $88.0 million impairment charge related to certain trade names of certain Ask & Other direct marketing brands, including Ask.com. The impairment charge reflects the impact of recent Google ecosystem changes that have impacted our ability to market, the effect of the reduced revenue share on mobile under the terms of the services agreement with Google, which was entered into on October 26, 2015, and the shift in focus to higher margin businesses in Publishing's Premium Brands. The combined impact of these factors has reduced the forecasted revenue and profits for these brands and the impairment charge reflects the resultant reduction in fair value. The increase in stock-based compensation expense was due primarily to the modification of certain equity awards in the current year period, a higher number of forfeited awards in the prior year and issuance of equity awards since the prior year. The goodwill impairment charge at ShoeBuy was due to increased investment and the seasonal effect of high inventory levels as of October 1, 2015, the date of our most recent annual assessment. The increase in gains in acquisition-related contingent consideration fair value adjustments was the result of an update of the future forecast of earnings and operating metrics related to certain acquired businesses.
At December 31, 2015, there was $190.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
For the year ended December 31, 2014 compared to the year ended December 31, 2013
Operating income in 2014 decreased from 2013 due to the decrease of $54.2 million in Adjusted EBITDA described above and increases of $6.6 million in stock-based compensation expense and $2.2 million in depreciation, partially offset by an increase in gains of $13.7 million in acquisition-related contingent consideration fair value adjustments and a decrease of $1.9 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to the issuance of equity awards since the prior year. The increase in gains of acquisition-related contingent consideration fair value adjustments was principally related to changes in Twoo's future forecast of earnings and operating metrics. The decrease in amortization of intangibles was primarily related to lower amortization expense at Dating due to certain intangible assets becoming fully amortized, and the inclusion in the prior year of a $3.4 million impairment charge associated with an indefinite-lived intangible asset related to the CityGrid restructuring, partially offset by amortization of intangibles related to recent acquisitions.

Equity in earnings (losses) of unconsolidated affiliates

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Equity in earnings (losses) of unconsolidated affiliates	$772	$10,469	NM	$(9,697)	$(3,082)	(47)%	$(6,615)
Equity in earnings of unconsolidated affiliates in 2015 increased from 2014 due primarily to reduced losses associated with our equity method investees, and the inclusion in the second quarter of 2014 of a $4.2 million other-than-temporary impairment charge on one of our investments following the sale of a majority of the investee's assets.
Equity in losses of unconsolidated affiliates in 2014 increased from 2013 due primarily to the inclusion in the second quarter of 2014 of the above mentioned $4.2 million other-than-temporary impairment charge, partially offset by reduced losses associated with our equity method investments.

Interest expense

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Interest expense	$(73,636)	$(17,322)	(31)%	$(56,314)	$(22,718)	(68)%	$(33,596)
Interest expense in 2015 increased from 2014 due primarily to both the costs and the higher interest rate associated with the exchange of $445 million of Match Group Senior Notes for a substantially like amount of 2012 Senior Notes, as well as the $800 million Match Group Term Loan. In connection with the note exchange, $7.3 million in costs were expensed during the current year. The note exchange and term loan borrowings closed on November 16, 2015. Interest expense in 2015 was also impacted by the accelerated amortization of deferred financing costs associated with the redemption of the Liberty Bonds on September 1, 2015.
Interest expense in 2014 increased from 2013 due primarily to the 2013 Senior Notes, which were issued on November 15, 2013.

Other income (expense), net

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Other income (expense), net	$36,149	$78,936	NM	$(42,787)	$(73,096)	NM	$30,309
Other income, net in 2015 includes a pre-tax gain of $34.3 million from a real estate transaction in the current year period and $5.4 million in net foreign currency exchange gains, partially offset by $6.7 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
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

Income tax provision

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Income tax provision	$(29,516)	NM	NM	$(35,372)	NM	NM	$(134,502)
For discussion of income taxes see Note 3—Income Taxes to the consolidated financial statements.
In 2015, the Company recorded an income tax provision for continuing operations of $29.5 million, which represents an effective income tax rate of 21%. The effective rate was lower than the statutory rate of 35% due primarily to the realization of certain deferred tax assets, foreign income taxed at lower rates, the non-taxable gain on contingent consideration fair value adjustments in the current year period, and a reduction in tax reserves and related interest due to the expiration of statutes of limitations, partially offset by a non-deductible goodwill impairment charge and unbenefited losses of unconsolidated subsidiaries.
In 2014, the Company recorded an income tax provision for continuing operations of $35.4 million, which represents an effective income tax rate of 13%. The effective rate was lower than the statutory rate of 35% due principally to a reduction in tax reserves and related interest of $88.2 million due to the expiration of statutes of limitations for federal income taxes for 2001 through 2009 and foreign income taxed at lower rates, partially offset by the largely unbenefited loss associated with the write-downs of certain of the Company's investments and non-deductible goodwill associated with the sale of Urbanspoon.
In 2013, the Company recorded an income tax provision for continuing operations of $134.5 million, which represents an effective income tax rate of 32%. The effective rate was lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates.

Earnings from discontinued operations, net of tax

	Years Ended December 31,
	2015	$ Change	% Change	2014	$ Change	% Change	2013
	(Dollars in thousands)
Earnings from discontinued operations, net of tax	$17	NM	NM	$174,673	NM	NM	$1,926
Earnings from discontinued operations, net of tax in 2014 was due to the release of tax reserves related to the expiration of the statutes of limitations for federal income taxes for the years 2001 through 2009.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents:
United States (1)	$1,109,331	$770,050
All other countries (2)	372,116	220,355
Marketable securities (United States) (3)	39,200	160,648
Total cash and cash equivalents and marketable securities (4)	$1,520,647	$1,151,053

Long-term debt:
Match Group Term Loan due November 16, 2022 (5)	$800,000	$—
Match Group Senior Notes due December 15, 2022	445,172	—
2013 Senior Notes due November 30, 2018	500,000	500,000
2012 Senior Notes due December 15, 2022	54,732	500,000
Liberty Bonds	—	80,000
	$1,799,904	$1,080,000
Less: Current portion of long-term debt	40,000	—
Less: Net adjustment for remaining original issue discount on Match Group Term Loan and original issue premium related to the Match Exchange Offer	11,691	—
Total long-term debt, net of current maturities	$1,748,213	$1,080,000
(1) Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2 or better.
(2) Internationally, cash equivalents primarily consist of time deposits and AAA rated money market funds. If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated; however, under current law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax because the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.
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
(4) At December 31, 2015, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $34.4 million and $53.8 million, respectively. Marketable securities include $11.6 million at Match Group. Agreements governing Match Group’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company. In addition, Match Group is a separate and distinct legal entity with its own public shareholders and has no obligation to provide the Company with funds. As a result, we may not freely access the cash of Match Group and its subsidiaries.
(5) The proceeds received from the Match Group Term Loan will be used for general corporate purposes.
Cash Flow Information

In summary, the Company's cash flows attributable to continuing operations are as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$349,405	$424,048	$410,961
Net cash used in investing activities	(582,721)	(439,794)	(79,761)
Net cash provided by (used in) financing activities	734,808	(80,980)	17,666
2015
Net cash provided by operating activities attributable to continuing operations consists of earnings or loss from continuing operations adjusted for non-cash items, including stock-based compensation expense, depreciation, amortization of intangibles, asset impairment charges, excess tax benefits from stock-based awards, deferred income taxes, equity in earnings or losses of unconsolidated affiliates, acquisition-related contingent consideration fair value adjustments, as well as adjustments related to gains from investing activities, and the effect of changes in working capital. Net cash provided by operating activities attributable to continuing operations in 2015 consists of earnings from continuing operations of $113.4 million, adjustments for non-cash items of $187.1 million, and a $49.0 million increase in cash from changes in working capital. Adjustments for non-cash items and gains from investing activities primarily consist of $140.0 million of amortization of intangibles, $105.5 million of stock-based compensation, $62.2 million of depreciation and $14.1 million of goodwill impairment, partially offset by $59.8 million of deferred income taxes, $56.4 million of excess tax benefits from stock-based awards, $34.3 million of gain on a real estate transaction and $15.5 million in acquisition-related contingent consideration fair value adjustments. The deferred income tax benefit primarily relates to amortization of intangibles and stock-based compensation. The increase from changes in working capital consist primarily of an increase in deferred revenue of $66.9 million and an increase in income taxes payable of $24.2 million, partially offset by an increase in accounts receivable of $29.7 million and an increase in other assets of $21.2 million. The increase in deferred revenue was due mainly to growth in prepaid revenue at Match Group, Vimeo and HomeAdvisor, increases related to acquisitions, and increases at Electus, CollegeHumor and Notional mainly due to the timing of various production deals. The increase in income taxes payable was due to current year income tax accruals in excess of current year income tax payments. The increase in accounts receivable was primarily due to growth in Match Group's in-app purchases sold through their mobile products and revenue growth at HomeAdvisor. The increase in other assets was primarily due to Match Group, relating to an increase in prepaid expenses, primarily from growth and the signing of longer-term contracts, as well as an increase in VAT refund receivables in the Publishing segment.
Net cash used in investing activities attributable to continuing operations in 2015 includes the purchase of acquisitions and investments of $651.9 million, which includes PlentyOfFish, and capital expenditures of $62.0 million, primarily related to the internal development of software to support our products and services, and computer hardware, partially offset by the proceeds from maturities and sales of marketable debt securities and sales of long-term investments and an asset, net of purchases, of $134.7 million.
Net cash provided by financing activities attributable to continuing operations in 2015 includes $788.0 million in borrowings from the Match Group Term Loan, $428.8 million in net proceeds received from Match Group's initial public offering and excess tax benefits from stock-based awards of $56.4 million, partially offset by $200.0 million used for the repurchase of 3.0 million shares of common stock at an average price of $67.68 per share, $113.2 million related to the payment of cash dividends to IAC shareholders, $80.0 million for the early redemption of the Liberty Bonds, $38.4 million in proceeds related to the issuance of common stock, net of withholding taxes, $32.2 million for the purchase of noncontrolling interests, $23.4 million for the repurchase of stock-based awards and $19.1 million of debt issuance costs primarily associated with the Match Group Term Loan and revolving credit facility.
2014
Net cash provided by operating activities attributable to continuing operations in 2014 consists of earnings from continuing operations of $234.6 million, adjustments for non-cash items and gains from investing activities totaling $272.4 million, partially offset by a decrease from working capital activities of $82.9 million. Adjustments for non-cash items and gains from investing activities primarily consist of $76.9 million of deferred income taxes, $66.6 million of impairments related to long-term investments, $61.2 million of depreciation, $59.6 million of stock-based compensation expense and $57.9 million of amortization of intangibles, partially offset by $45.0 million of excess tax benefits from stock-based awards, a $21.9 million adjustment related to gains on sales of a business and long-term investments and $13.4 million in acquisition-related contingent consideration fair value adjustments. The deferred income tax provision primarily relates to a net reduction in deferred tax assets related to the expiration of statutes of limitations for federal income taxes for the years 2001 through 2009. The changes from working capital activities consist of a decrease in income taxes payable of $94.5 million and an increase in accounts receivable of $19.9 million, partially offset by an increase in deferred revenue of $30.1 million. The decrease in income taxes payable is primarily due to a net reduction in tax reserves related to the expiration of statutes of limitations for federal income taxes for the years 2001 through 2009, partially offset by current year income tax accruals in excess of current year income tax payments. The increase in accounts receivable is primarily due to revenue growth at HomeAdvisor. The increase in deferred revenue is due to increases related to acquisitions and growth in membership and subscription revenue at Match Group and Vimeo, respectively.
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
Net cash used in financing activities attributable to continuing operations in 2014 includes $97.3 million related to the payment of cash dividends to IAC shareholders, $33.2 million for the purchase of noncontrolling interests in Tinder and Meetic, and $8.1 million in contingent consideration payments related principally to the 2013 Twoo acquisition, partially offset by excess tax benefits from stock-based awards of $45.0 million and the return of $12.4 million of funds held in escrow related to the Meetic tender offer.
2013
Net cash provided by operating activities attributable to continuing operations in 2013 consists of earnings from continuing operations of $281.8 million, adjustments for non-cash items and gains from investing activities totaling $110.6 million, and an increase from working capital activities of $18.5 million. Adjustments for non-cash items and gains on investing activities primarily consist of $59.8 million of amortization of intangibles, $58.9 million of depreciation and $53.0 million of stock-based compensation expense, partially offset by a $50.6 million adjustment related to gains on sales of long-term investments and assets and $32.9 million of excess tax benefits from stock-based awards. The changes from working capital activities consist of an increase in income taxes payable of $49.2 million and a decrease in accounts receivable of $10.4 million partially offset by an increase of $34.6 million in other assets. The increase in income taxes payable is due to current year income tax accruals in excess of current year income tax payments. The decrease in accounts receivable is primarily due to a $14.8 million decrease in accounts receivable related to Newsweek's transition to a digital only publication and our services agreement with Google; the related receivable from Google declined from $125.3 million at December 31, 2012 to $112.3 million at December 31, 2013, mainly due to lower year-over-year December revenue. These decreases were partially offset by an increase in accounts receivable at Electus due to higher revenue. The increase in other assets was primarily due to an increase in short-term and long-term production costs at certain of our media businesses that are capitalized as the television program, video or film is being produced.
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
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. IAC has a $300 million revolving credit facility that was amended and restated on October 7, 2015, and now expires on October 7, 2020 (the "IAC Credit Facility"). The obligations under the IAC Credit Facility are secured by the stock of certain IAC domestic and foreign subsidiaries and unconditionally guaranteed by certain wholly-owned IAC domestic subsidiaries. At December 31, 2015, there were no outstanding borrowings under the IAC Credit Facility. On October 7, 2015, Match Group entered into a credit agreement (the "Match Group Credit Agreement") which provides for a five-year $500 million revolving credit facility (the "Match Group Credit Facility"). At December 31, 2015, there were no outstanding borrowings under the Match Group Credit Facility.

On November 16, 2015, Match Group completed a private exchange offer to eligible holders to exchange any and all of the 2012 Senior Notes for up to $500 million aggregate principal amount of Match Group Senior Notes issued by Match Group ("Match Exchange Offer"). Match Group exchanged $445.3 million of 2012 Senior Notes for $445.2 million of Match Group Senior Notes pursuant to the Match Exchange Offer. Promptly following the closing of the Match Exchange Offer, substantially all of the restrictive covenants of the 2012 Senior Notes were removed and Match Group and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
On November 16, 2015, Match Group amended and restated the Match Group Credit Agreement to provide for an $800 million, seven-year term loan. Principal payments of $10 million under the Match Group Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due. Additionally, the Match Group Term Loan may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which is governed by the net secured leverage ratio. The Match Group Term Loan bears interest, at its option, at either the base rate or LIBOR, plus 3.50% or 4.50%, respectively, with, in the case of LIBOR, a floor of 1.00%. Interest payments are due no less than semi-annually through the term of the loan. The Match Group Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank pari-passu with each other, and have priority over the Match Group Senior Notes.
The indenture governing the 2013 Senior Notes restricts our ability to incur additional indebtedness in the event we are not in compliance with the maximum leverage ratio of 3.0 to 1.0. In addition, the terms of the IAC Credit Facility require that we maintain a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. The indenture governing the Match Group Senior Notes restricts Match Group's ability to incur additional indebtedness in the event they are not in compliance with the maximum leverage ratio of 5.0 to 1.0. Additionally, the terms of the Match Group Credit Facility require Match Group to maintain a leverage ratio of not more than 5.00 to 1.00 and a minimum interest coverage ratio of not less than 2.50 to 1.00. As of December 31, 2015, IAC and Match Group were in compliance with all applicable covenants.
There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit Match Group's ability and the ability of its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Match Group Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Match Group Term Loan are unconditionally guaranteed by certain wholly-owned Match Group domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. In addition, Match Group is a separate and distinct legal entity with its own public shareholders and has no obligation to provide the Company with funds. As a result, we may not freely access the cash of Match Group and its subsidiaries. Match Group generated approximately 60%, 41% and 43% of the Company operating cash flow in the years ended December 31, 2015, 2014 and 2013, respectively.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2016 capital expenditures will be higher than 2015 by approximately 10% to 20%, driven by leasehold improvements related to a new lease for Match Group's corporate headquarters and HomeAdvisor's sales center expansion. At December 31, 2015, IAC had 5.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On February 2, 2016, IAC announced that it had suspended the quarterly cash dividend program. Future declarations of dividends are subject to the determination of IAC's Board of Directors.
The Company believes its and Match Group's existing cash, cash equivalents and marketable securities, together with their expected positive cash flows generated from operations and available borrowing capacity under their respective revolving credit facilities will be sufficient to fund their normal operating requirements, including capital expenditures, debt service, and investing and other commitments for the foreseeable future. The Company's and Match Group's liquidity could be negatively affected by a decrease in demand for our respective products and services. The Company’s indebtedness and Match Group’s indebtedness could limit our respective abilities to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditure or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$143,861	$775,445	$217,870	$1,228,686	$2,365,862
Operating leases(c)	33,073	60,791	37,899	200,554	332,317
Purchase obligations(d)	784	145	—	—	929
Total contractual cash obligations	$177,718	$836,381	$255,769	$1,429,240	$2,699,108
_______________________________________________________________________________

(a)
The Company has excluded $41.2 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 3 to the consolidated financial statements.

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at December 31, 2015 consists of $1.0 billion which bears interest at fixed rates and $800 million ("Match Group Term Loan") which bears interest at variable rates. The Match Group Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%. The amount of interest ultimately paid on the Match Group Term Loan may differ based on changes in interest rates.

(c)
The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table above.

(d)	The purchase obligations primarily include advertising commitments.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(e)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Letters of credit and surety bonds	$1,054	$—	$67	$1,437	$2,558
_______________________________________________________________________________

(e)	Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2015.

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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment and to net earnings attributable to IAC shareholders for the years ended December 31, 2015, 2014 and 2013, see Note 13 to the consolidated financial statements.

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
In connection with some business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements are recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Determining the fair value of these arrangements is inherently difficult and subjective. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement and can have a material impact on our consolidated financial statements. The changes in the estimated fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. See Note 7 for a discussion of contingent consideration arrangements.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, are assessed annually for impairment as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. The annual assessments identified impairment charges in 2015 related to the Publishing and ShoeBuy reporting units. These impairment charges are more fully described above in "Results of Operations for the Years Ended December 31, 2015, 2014 and 2013." The 2014 and 2013 annual assessments identified no material impairments. The value of goodwill and indefinite-lived intangible assets that is subject to annual assessment for impairment is $2.2 billion and $380.1 million, respectively, at December 31, 2015.
The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. For the Company's annual goodwill test at October 1, 2015, a quantitative assessment of the Match Group, Publishing, Applications, ShoeBuy and PriceRunner reporting units' goodwill was performed. A qualitative assessment of the HomeAdvisor, Connected Ventures, and DailyBurn reporting units' goodwill was performed. When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment using a two-step process.
The first step involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on the reporting units' current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 12% to 22% in 2015 and 13% to 19% in 2014. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics and brand strength operating in their respective sectors.
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
At October 1, 2015, the date of our most recent annual impairment assessment, the fair value of the Company's reporting units exceeded their carrying values by more than 20% with the exception of Publishing and ShoeBuy. To illustrate the magnitude of a potential impairment charge relative to future changes in estimated fair value, had the estimated fair value of Publishing and ShoeBuy been hypothetically lower by 10% and 20% as of October 1, 2015, the carrying value of Publishing would have exceeded its fair value by approximately $20 million and $60 million, respectively, and the carrying value of ShoeBuy would have exceeded its fair value by approximately $1 million and $5 million, respectively.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of indefinite-lived intangible assets are determined using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11% to 16% in 2015 and 10% to 20% in 2014, and the royalty rates used ranged from 1% to 9% in both 2015 and 2014.
Recoverability of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. During 2013 the Company wrote off certain capitalized software costs. This charge is more fully described above in "Results of Operations for the Years Ended December 31, 2015, 2014 and 2013 - Depreciation." The carrying value of property and equipment and definite-lived intangible assets is $363.5 million at December 31, 2015.
Income Taxes
We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. At December 31, 2015, the Company has unrecognized tax benefits of $43.4 million, including interest. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2015, the balance of deferred tax liabilities, net, is $346.8 million. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
Stock-Based Compensation
As disclosed in Note 12 to the consolidated financial statements, the Company estimated the fair value of stock options issued in 2015, 2014 and 2013 using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, including subsidiary denominated equity, the value of the stock option is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2015, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one year increase in the weighted average expected term of the outstanding options would be an increase of $4.6 million, $21.2 million and $10.3 million, respectively. The impact on stock-based compensation expense for the year ended December 31, 2015, assuming a zero dividend yield on the outstanding options, would be an increase of $3.2 million. The Company also issues RSUs and performance-based RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs issued, the value of the instrument is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved.
Marketable Securities and Long-term Investments
At December 31, 2015, marketable securities consist of short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. Long-term investments include equity securities accounted for under the equity and cost methods and marketable equity securities. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in marketable equity securities as part of its investment strategy.
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
The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the length of time and extent to which fair value has been less than the cost basis, the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee utilizes cash and the investee's ability to obtain additional financing to achieve its business plan; the need for changes to the investee's existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations. During 2015, 2014 and 2013, the Company recognized other-than-temporary impairments of $6.7 million, $66.6 million and $5.0 million, respectively, related to cost method investments. These charges are more fully described above in "Results of Operations for the Years Ended December 31, 2015, 2014 and 2013 - Other income (expense), net."
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the notes to consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, marketable debt securities and long-term debt, including current maturities.
The Company invests its excess cash in certain cash equivalents and marketable debt securities, which consist of money market funds, short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in current earnings and a new cost basis in the investment is established. During the second quarter of 2015, the Company recognized $0.3 million in losses that were deemed to be other-than-temporary related to various corporate debt securities that were expected to be sold by the Company, in part, to fund its cash needs related to Match Group's acquisition of PlentyOfFish. During 2014 and 2013, the Company did not record any other-than-temporary impairment charges related to its cash equivalents and marketable debt securities.
Based on the Company's total investment in marketable debt securities at December 31, 2015, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of these securities by $0.3 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. Conversely, since almost all of the Company's cash and cash equivalents balance of $1.5 billion was invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.
At December 31, 2015, the Company's outstanding debt was $1.8 billion, including $40.0 million of current maturities, of which $1.0 billion bears interest at fixed rates and $800 million bears interest at variable rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $40.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Match Group Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%.  LIBOR at December 31, 2015 for similar borrowings of three months was approximately 60 basis points. If LIBOR were to increase by 100 basis points then the annual interest payments on the Match Group Term Loan would increase by 60 basis points, or $4.8 million in 2016. If LIBOR decreased 60 basis points to zero, annual interest payments on the Match Group Term Loan would remain the same.  Such potential changes in interest payments are based on quarterly amortization and certain simplifying assumptions, including a constant rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union. For the year ended December 31, 2015, international revenue accounted for 26% of consolidated revenue. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was 16% lower in 2015 than 2014. The decrease had a significant impact to the revenue of Match Group. For the year ended December 31, 2015, Match Group revenue, Dating revenue and Dating International revenue would have increased approximately 20%, 15% and 21%, respectively, as compared to the reported increases of 15%, 9% and 3%, respectively, had the foreign currency exchange rates been the same as 2014.
Foreign exchange gains and losses were not material to the Company's earnings in 2015, 2014 and 2013. Historically, the Company has not hedged foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IAC/InterActiveCorp
We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 29, 2016

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,481,447	$990,405
Marketable securities	39,200	160,648
Accounts receivable, net of allowance of $16,528 and $12,437, respectively	250,077	236,086
Other current assets	174,286	148,749
Total current assets	1,945,010	1,535,888

Property and equipment, net	302,817	302,459
Goodwill	2,245,364	1,754,926
Intangible assets, net	440,828	491,936
Long-term investments	137,386	114,983
Other non-current assets	138,545	56,693
TOTAL ASSETS	$5,209,950	$4,256,885
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$40,000	$—
Accounts payable, trade	86,883	81,163
Deferred revenue	258,412	194,988
Accrued expenses and other current liabilities	383,251	397,549
Total current liabilities	768,546	673,700

Long-term debt, net of current maturities	1,748,213	1,080,000
Income taxes payable	33,692	32,635
Deferred income taxes	348,773	391,790
Other long-term liabilities	64,510	45,191

Redeemable noncontrolling interests	30,391	40,427

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 254,014,976 and 252,170,058 shares and outstanding 77,245,709 and 78,356,057 shares, respectively	254	252
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,486,315	11,415,617
Retained earnings	331,394	325,118
Accumulated other comprehensive loss	(152,103)	(87,700)
Treasury stock 187,137,267 and 184,182,001 shares, respectively	(9,861,350)	(9,661,350)
Total IAC shareholders' equity	1,804,526	1,991,953
Noncontrolling interests	411,299	1,189
Total shareholders' equity	2,215,825	1,993,142
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,209,950	$4,256,885
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenue	$3,230,933	$3,109,547	$3,022,987
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	778,161	860,204	977,357
Selling and marketing expense	1,345,576	1,147,409	982,774
General and administrative expense	525,629	443,610	378,142
Product development expense	185,766	160,515	139,759
Depreciation	62,205	61,156	58,909
Amortization of intangibles	139,952	57,926	59,843
Goodwill impairment	14,056	—	—
Total operating costs and expenses	3,051,345	2,730,820	2,596,784
Operating income	179,588	378,727	426,203
Equity in earnings (losses) of unconsolidated affiliates	772	(9,697)	(6,615)
Interest expense	(73,636)	(56,314)	(33,596)
Other income (expense), net	36,149	(42,787)	30,309
Earnings from continuing operations before income taxes	142,873	269,929	416,301
Income tax provision	(29,516)	(35,372)	(134,502)
Earnings from continuing operations	113,357	234,557	281,799
Earnings from discontinued operations, net of tax	17	174,673	1,926
Net earnings	113,374	409,230	283,725
Net loss attributable to noncontrolling interests	6,098	5,643	2,059
Net earnings attributable to IAC shareholders	$119,472	$414,873	$285,784

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$1.44	$2.88	$3.40
Diluted earnings per share from continuing operations	$1.33	$2.71	$3.27
Basic earnings per share	$1.44	$4.98	$3.42
Diluted earnings per share	$1.33	$4.68	$3.29

Dividends declared per share	$1.36	$1.16	$0.96

Stock-based compensation expense by function:
Cost of revenue	$1,210	$949	$2,863
Selling and marketing expense	10,186	2,144	2,813
General and administrative expense	82,798	49,862	42,487
Product development expense	11,256	6,679	4,842
Total stock-based compensation expense	$105,450	$59,634	$53,005
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net earnings	$113,374	$409,230	$283,725
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(68,844)	(66,874)	7,353
Change in unrealized gains and losses of available-for-sale securities (net of tax provision of $576 in 2015 and tax benefits of $1,852 and $3,050 in 2014 and 2013, respectively)	3,140	(8,591)	15,442
Total other comprehensive (loss) income	(65,704)	(75,465)	22,795
Comprehensive income	47,670	333,765	306,520
Comprehensive loss (income) attributable to noncontrolling interests	7,399	6,454	(1,613)
Comprehensive income attributable to IAC shareholders	$55,069	$340,219	$304,907

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		(Accumulated Deficit) Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2012	$58,126	$251	250,982	$16	16,157	$11,607,367	$(318,519)	$(32,169)	$(9,601,218)	$1,655,728	$51,907	$1,707,635
Net (loss) earnings for the year ended December 31, 2013	(3,264)	—	—	—	—	—	285,784	—	—	285,784	1,205	286,989
Other comprehensive income, net of tax	2,305	—	—	—	—	—	—	19,123	—	19,123	1,367	20,490
Stock-based compensation expense	—	—	—	—	—	51,883	—	—	—	51,883	1,122	53,005
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(9,899)	—	—	2	(9,897)	—	(9,897)
Income tax benefit related to stock-based awards	—	—	—	—	—	30,986	—	—	—	30,986	—	30,986
Dividends	—	—	—	—	—	(77,830)	—	—	—	(77,830)	—	(77,830)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(229,101)	(229,101)	—	(229,101)
Purchase of redeemable noncontrolling interests	(55,576)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(12,371)	(12,371)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	40,638	—	—	—	—	(42,947)	—	—	—	(42,947)	2,309	(40,638)
Transfer from noncontrolling interests to redeemable noncontrolling interests	2,874	—	—	—	—	—	—	—	—	—	(2,874)	(2,874)
Other	(2,242)	—	—	—	—	3,007	—	—	—	3,007	—	3,007
Balance as of December 31, 2013	$42,861	$251	250,982	$16	16,157	$11,562,567	$(32,735)	$(13,046)	$(9,830,317)	$1,686,736	$42,665	$1,729,401
Net (loss) earnings for the year ended December 31, 2014	(5,643)	—	—	—	—	—	414,873	—	—	414,873	—	414,873
Other comprehensive (loss) income, net of tax	(914)	—	—	—	—	—	—	(74,654)	—	(74,654)	103	(74,551)
Stock-based compensation expense	558	—	—	—	—	59,362	—	—	—	59,362	(286)	59,076
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,188	—	—	(167,340)	—	—	168,967	1,628	—	1,628
Income tax benefit related to stock-based awards	—	—	—	—	—	37,451	—	—	—	37,451	—	37,451
Dividends	—	—	—	—	—	(39,557)	(57,020)	—	—	(96,577)	—	(96,577)
Noncontrolling interests related to acquisitions	17,886	—	—	—	—	—	—	—	—	—	—	—
Purchase of redeemable noncontrolling interests	(41,743)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(50,662)	(50,662)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	27,750	—	—	—	—	(37,119)	—	—	—	(37,119)	9,369	(27,750)
Other	(328)	—	—	—	—	253	—	—	—	253	—	253
Balance as of December 31, 2014	$40,427	$252	252,170	$16	16,157	$11,415,617	$325,118	$(87,700)	$(9,661,350)	$1,991,953	$1,189	$1,993,142

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		(Accumulated Deficit) Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Net (loss) earnings for the year ended December 31, 2015	$(7,737)	$—	—	$—	—	$—	$119,472	$—	$—	$119,472	$1,639	$121,111
Other comprehensive loss, net of tax	(1,301)	—	—	—	—	—	—	(64,403)	—	(64,403)	—	(64,403)
Stock-based compensation expense	6,725	—	—	—	—	87,685	—	—	—	87,685	4,808	92,493
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,845	—	—	(37,733)	—	—	—	(37,731)	—	(37,731)
Income tax benefit related to stock-based awards	—	—	—	—	—	44,577	—	—	—	44,577	—	44,577
Dividends	—	—	—	—	—	—	(113,196)	—	—	(113,196)	—	(113,196)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(200,000)	(200,000)	—	(200,000)
Purchase of redeemable noncontrolling interests	(32,207)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	23,155	—	—	—	—	(23,155)	—	—	—	(23,155)	—	(23,155)
Noncontrolling interests related to Match IPO, net of fees and expenses	—	—	—	—	—	—	—		—	—	428,283	428,283
Repurchase of stock-based awards	—	—	—	—	—	—	—	—	—	—	(23,431)	(23,431)
Transfer from noncontrolling interests to redeemable noncontrolling interests	1,189	—	—	—	—	—	—	—	—	—	(1,189)	(1,189)
Other	140	—	—	—	—	(676)	—	—	—	(676)	—	(676)
Balance as of December 31, 2015	$30,391	$254	254,015	$16	16,157	$11,486,315	$331,394	$(152,103)	$(9,861,350)	$1,804,526	$411,299	$2,215,825
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net earnings	$113,374	$409,230	$283,725
Less: earnings from discontinued operations, net of tax	17	174,673	1,926
Earnings from continuing operations	113,357	234,557	281,799
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	105,450	59,634	53,005
Depreciation	62,205	61,156	58,909
Amortization of intangibles	139,952	57,926	59,843
Impairment of long-term investments	6,689	66,601	5,268
Goodwill impairment	14,056	—	—
Excess tax benefits from stock-based awards	(56,418)	(44,957)	(32,891)
Deferred income taxes	(59,786)	76,869	(9,096)
Equity in (earnings) losses of unconsolidated affiliates	(772)	9,697	6,615
Acquisition-related contingent consideration fair value adjustments	(15,461)	(13,367)	343
Gain on real estate transaction	(34,341)	—	—
Gains on sales of long-term investments, assets and a business	(1,005)	(21,946)	(50,608)
Other adjustments, net	26,496	20,789	19,254
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(29,680)	(19,918)	10,421
Other assets	(21,174)	(3,606)	(34,632)
Accounts payable and other current liabilities	8,989	5,206	(766)
Income taxes payable	24,167	(94,492)	49,191
Deferred revenue	66,914	30,142	(5,841)
Other changes in assets and liabilities, net	(233)	(243)	147
Net cash provided by operating activities attributable to continuing operations	349,405	424,048	410,961
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(617,402)	(259,391)	(40,434)
Capital expenditures	(62,049)	(57,233)	(80,311)
Proceeds from maturities and sales of marketable debt securities	218,462	21,644	12,502
Purchases of marketable debt securities	(93,134)	(175,826)	—
Proceeds from sales of long-term investments, assets and a business	9,413	58,388	83,091
Purchases of long-term investments	(34,470)	(24,334)	(51,080)
Other, net	(3,541)	(3,042)	(3,529)
Net cash used in investing activities attributable to continuing operations	(582,721)	(439,794)	(79,761)
Cash flows from financing activities attributable to continuing operations:
Borrowings under Match Group Term Loan	788,000	—	—
Debt issuance costs	(19,050)	(383)	(7,399)
Fees and expenses related to note exchange	(6,954)	—	—
Proceeds from issuance of long-term debt	—	—	500,000
Principal payments on long-term debt	(80,000)	—	(15,844)
Proceeds from Match Group initial public offering, net of fees and expenses	428,789	—	—
Purchase of treasury stock	(200,000)	—	(264,214)
Dividends	(113,196)	(97,338)	(79,189)
Issuance of common stock, net of withholding taxes	(38,418)	1,609	(5,077)
Repurchase of stock-based awards	(23,431)	—	—
Excess tax benefits from stock-based awards	56,418	44,957	32,891
Purchase of noncontrolling interests	(32,207)	(33,165)	(67,947)
Acquisition-related contingent consideration payments	(5,750)	(8,109)	(256)
Funds returned from (transferred to) escrow for Meetic tender offer	—	12,354	(71,512)
Other, net	(19,393)	(905)	(3,787)
Net cash provided by (used in) financing activities attributable to continuing operations	734,808	(80,980)	17,666
Total cash provided by (used in) continuing operations	501,492	(96,726)	348,866
Total cash used in discontinued operations	(152)	(145)	(1,877)
Effect of exchange rate changes on cash and cash equivalents	(10,298)	(13,168)	3,478
Net increase (decrease) in cash and cash equivalents	491,042	(110,039)	350,467
Cash and cash equivalents at beginning of period	990,405	1,100,444	749,977
Cash and cash equivalents at end of period	$1,481,447	$990,405	$1,100,444
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
IAC is a leading media and Internet company comprised of some of the world's most recognized brands and products, such as HomeAdvisor, Vimeo, About.com, Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, OkCupid, Tinder and PlentyOfFish.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
During the fourth quarter of 2015, IAC realigned itself into the following six reportable segments:
Match Group
Our Match Group segment includes the businesses of Match Group, Inc., which completed its initial public offering ("IPO") on November 24, 2015. As of December 31, 2015, IAC’s ownership interest and voting interest in Match Group were 84.6% and 98.2%, respectively.
Our Match Group segment consists of our North America dating business (which includes Match, Chemistry, People Media, PlentyOfFish, OkCupid, Tinder and other dating businesses operating within the United States and Canada), our International dating business (which includes Meetic, the international operations of PlentyOfFish and Tinder and all other dating businesses operating outside of the United States and Canada) and our non-dating business, The Princeton Review.
Through the brands within our dating business, we are a leading provider of membership-based and ad-supported dating products servicing North America, Western Europe and many other countries around the world. We provide these services through websites and applications that we own and operate.
The non-dating business consists of The Princeton Review, which provides a variety of educational test preparation, academic tutoring and college counseling services.
HomeAdvisor
HomeAdvisor is a leading nationwide home services digital marketplace that helps connect consumers with home professionals in the United States, as well as in France and the Netherlands under various brands.
Publishing
The Publishing segment includes our Premium Brands business, which is composed of About.com, Dictionary.com, Investopedia and The Daily Beast; and our Ask & Other business, which is principally composed of Ask.com, CityGrid and ASKfm.
Premium Brands
Our Premium Brands business primarily consists of the following destination websites:

•	About.com, which provides detailed information and content written by independent, freelance subject matter experts across hundreds of vertical categories;

•	Dictionary.com, which primarily provides online and mobile dictionary, thesaurus and reference services;

•	Investopedia, a resource for investment and personal finance education and information; and

•
The Daily Beast, a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors in the United States.

Ask & Other
Our Ask & Other business primarily consists of:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Ask.com, which provides general search services, as well as question and answer services that provide direct answers to natural-language questions;

•	CityGrid, an advertising network that integrates local content and advertising for distribution to affiliated and third party publishers across web and mobile platforms; and

•	ASKfm, a questions and answers social network.
Applications
Our Applications segment includes Consumer, which includes our direct-to-consumer downloadable desktop applications, including SlimWare, and Apalon, which houses our mobile applications operations; and Partnerships, which includes our business-to-business partnership operations.
Through our Consumer business, we develop, market and distribute a variety of utility applications, or downloadable desktop applications that offer users the ability to access search services, as well as engage in a number of other activities online. SlimWare is a provider of community-powered software and services that clean, repair, update and optimize personal computers. Apalon is a mobile development company with one of the largest and most popular portfolios of mobile applications worldwide.
Through our Partnerships business, we work closely with partners in the software, media and other industries to design and develop customized browser-based search applications to be bundled and distributed with these partners’ products and services.
Video
Our Video segment consists primarily of Vimeo and DailyBurn, as well as Electus, IAC Films, CollegeHumor and Notional.
Vimeo operates a global video sharing platform for creators and their audiences. Through Vimeo, we offer video creators simple, professional grade tools to share, distribute and monetize content online, and provide viewers with a clutter-free environment to watch content across a variety of Internet-enabled devices, including mobile devices and connected television platforms.
DailyBurn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, Xbox and Internet-enabled television platforms.
Electus provides production and producer services for both unscripted and scripted television, feature film and digital content, primarily for initial sale and distribution in the United States. Our content is distributed on a wide range of platforms, including broadcast television, premium and basic cable television, subscription-based and ad-supported video-on-demand services and through theatrical releases and other outlets. Electus also operates Electus Digital, which consists of the following websites and properties: CollegeHumor.com, Dorkly.com and WatchLOUD.com; YouTube channels WatchLOUD, Nuevon and Hungry; and Big Breakfast (a production company). Through Electus, we also operate Notional.
Other
Our Other segment consists of ShoeBuy, an Internet retailer of footwear and related apparel and accessories, and PriceRunner, a shopping comparison website.

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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of marketable securities and other investments; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts and revenue reserves; the fair value of acquisition-related contingent consideration; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, services are rendered or merchandise is delivered to customers, the fee or price charged is fixed or determinable and collectability is reasonably assured. Deferred revenue is recorded when payments are received, or contractually due, in advance of the Company's rendering of services or delivery of merchandise.
Match Group
Revenue of the dating businesses is substantially derived directly from users in the form of recurring membership fees for subscription-based online personals and related services. Membership revenue is presented net of credits and credit card

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

chargebacks. Revenue is recognized ratably over the terms of the applicable membership, which primarily range from one to six months. Members pay in advance, primarily by using a credit card, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Deferred revenue is recognized using the straight-line method over the terms of the applicable membership period. Deferred revenue at Dating is $144.4 million and $117.9 million at December 31, 2015 and 2014, respectively. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized every time an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.
Non-dating's revenue consists primarily of fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. Fees from classes and access to online materials are recognized over the period of the course and the period of the online access, respectively. Tutoring fees are recognized based on usage. Deferred revenue at Non-dating is $25.7 million and $18.0 million at December 31, 2015 and 2014, respectively.
HomeAdvisor
HomeAdvisor's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a consumer lead. HomeAdvisor's membership subscription revenue is generated through subscription sales to service professionals and is deferred and recognized over the terms of the memberships, which are one month, three months, or one year. HomeAdvisor's website hosting revenue is deferred and recognized over the period of the hosting agreement. Deferred revenue at HomeAdvisor is $11.9 million and $4.9 million at December 31, 2015 and 2014, respectively.
Publishing
Publishing's revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries, display advertisements and fees related to paid mobile downloadable applications. The substantial majority of the paid listings that our Publishing businesses display are supplied to us by Google Inc. ("Google") pursuant to our services agreement with Google. Pursuant to this agreement, those of our Publishing businesses that provide search services transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through one of our Publishing businesses and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with us. We recognize paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third party distributor as traffic acquisition costs.
Applications
Substantially all of Applications' revenue consists of advertising revenue generated principally through the display of paid listings in response to search queries. The substantial majority of the paid listings displayed by our Applications businesses are supplied to us by Google in the manner and pursuant to the services agreement described above under "Publishing". To a significantly lesser extent, Applications' revenue also consists of fees related to subscription downloadable applications which are recognized over the terms of the applicable subscriptions, primarily one to two years, and fees related to paid mobile downloadable applications and display advertisements, which are recognized at the time of the sale and when the ad is displayed, respectively. Deferred revenue at SlimWare is $21.0 million and $14.5 million at December 31, 2015 and 2014, respectively.
Video
Revenue of businesses included in this segment is generated primarily through media production and distribution, subscriptions and advertising. Production revenue is recognized when the production is available for the customer to broadcast

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or exhibit, subscription fee revenue is recognized over the terms of the applicable subscriptions, which are one month or one year, and advertising revenue is recognized when an ad is displayed or over the period earned. Deferred revenue at Vimeo is $30.4 million and $25.4 million at December 31, 2015 and 2014, respectively. Deferred revenue at Electus, CollegeHumor and Notional totals $24.4 million and $14.0 million at December 31, 2015 and 2014, respectively.
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
PriceRunner's revenue consists principally of advertising revenue that, depending on the terms of the arrangement, is recognized when a user clicks on an ad, or when a user clicks-through on the ad and takes a specified action on the destination site.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated money market funds and commercial paper rated A2/P2 or better. Internationally, cash equivalents primarily consist of time deposits and AAA rated money market funds.
Marketable Securities
At December 31, 2015, marketable securities consist of short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in marketable equity securities as part of its investment strategy. All marketable securities are classified as available-for-sale and are reported at fair value. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.
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
Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google. On October 26, 2015, the Company and Google entered into a services agreement that is effective as of April 1, 2016, following the expiration of the current services agreement, and expires on March 31, 2020. The Company may choose to terminate the agreement effective March 31, 2019. These services agreements require that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its own policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2015, 2014 and 2013, revenue earned

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from Google is $1.3 billion, $1.4 billion and $1.5 billion, respectively. This revenue is earned by the businesses comprising the Publishing and Applications segments. For the years ended December 31, 2015, 2014 and 2013, Google revenue represents 83% and 94%; 83% and 97%; and 83% and 98%, of Publishing and Applications revenue, respectively. Accounts receivable related to revenue earned from Google totaled $97.2 million and $118.7 million at December 31, 2015 and 2014, respectively.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $39.6 million and $36.9 million at December 31, 2015 and 2014, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill
In connection with some business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements are recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Determining the fair value of these arrangements is inherently difficult and subjective. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement and can have a material impact on our consolidated financial statements. The changes in the remeasured fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. See Note 7 for a discussion of contingent consideration arrangements.
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
The Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. For the Company's annual goodwill test at October 1, 2015, a quantitative assessment of the Match Group, Publishing, Applications, ShoeBuy and PriceRunner reporting units' goodwill was performed. A qualitative assessment of the HomeAdvisor, Connected Ventures, and DailyBurn reporting units' goodwill was performed. When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, the fair value of the reporting unit has to be determined and if the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded.
The Company determines the fair values of its reporting units using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed annually based on each reporting unit's current results and forecast, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual goodwill impairment assessment ranged from 12% to 22% in 2015 and 13% to 19% in 2014. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics and brand strength operating in their respective sectors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, the Company's policy is to determine the fair value of each of its

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indefinite-lived intangible assets annually as of October 1. The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11% to 16% in 2015 and 10% to 20% in 2014, and the royalty rates used ranged from 1% to 9% in both 2015 and 2014.
In connection with the annual assessments in 2015, the Company identified and recorded impairment charges of $88.0 million related to certain indefinite-lived intangible assets at the Publishing segment and $14.1 million at the Other segment related to goodwill at ShoeBuy. At October 1, 2015, the date of our most recent annual impairment assessment, the fair value of the Company's reporting units exceeded their carrying values by more than 20% with the exception of Publishing and ShoeBuy. The indefinite-lived intangible asset impairment charge at Publishing related to certain trade names of certain Ask & Other direct marketing brands, including Ask.com. The impairment charge reflects the impact of recent Google ecosystem changes that have impacted our ability to market, the effect of the reduced revenue share on mobile under the terms of the services agreement with Google, which was entered into on October 26, 2015, and the shift in focus to higher margin businesses in Publishing's Premium Brands. The combined impact of these factors has reduced the forecasted revenue and profits for these brands and the impairment charge reflects the resultant reduction in fair value. The impairment charge is included in "Amortization of intangibles" in the accompanying consolidated statement of operations. The goodwill impairment charge at ShoeBuy was due to increased investment and the seasonal effect of high inventory levels as of October 1, 2015, the date of our most recent annual assessment. The 2014 and 2013 annual assessments identified no material impairments.
To illustrate the magnitude of a potential impairment charge relative to future changes in estimated fair value, had the estimated fair value of Publishing and ShoeBuy been hypothetically lower by 10% and 20% as of October 1, 2015, the carrying value of Publishing would have exceeded its fair value by approximately $20 million and $60 million, respectively, and the carrying value of ShoeBuy would have exceeded its fair value by approximately $1 million and $5 million, respectively.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Traffic Acquisition Costs
Traffic acquisition costs consist of payments made to partners who distribute our Partnerships customized browser-based applications, integrate our paid listings into their websites and fees related to the distribution and facilitation of in-app purchase of product features. These payments include amounts based on revenue share and other arrangements. The Company expenses these payments in the period incurred as a component of cost of revenue.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and third parties that distribute our Consumer downloadable applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the Match Group brands. Advertising expense is $1.2 billion, $994.7 million and $850.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company capitalizes and amortizes the costs associated with certain distribution arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable applications associated with our Consumer operations. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred.
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
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. Such gains totaled $2.2 million during the year ended December 31, 2015, and are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates in the future. During both the years ended December 31, 2015 and 2013 two of these arrangements were exercised. No put or call arrangements were exercised during 2014. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2015, 2014 and 2013, the Company recorded adjustments of $23.2 million, $27.8 million and $40.6 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Noncontrolling Interests
Noncontrolling interests at December 31, 2015 relate to the public's ownership interest in Match Group following its IPO on November 24, 2015.

Recent Accounting Pronouncements

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which requires that deferred tax assets and liabilities be classified as non-current in the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separately classified into a current amount and a non-current amount in the balance sheet. The new guidance is required to be adopted in annual periods beginning after December 15, 2016. Early adoption is permitted and may be applied prospectively or retrospectively. The Company has elected to early adopt the guidance as of December 31, 2015 and to apply the guidance retrospectively to all periods presented. The adoption of ASU 2015-17 did not have a material effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the new guidance and has not yet determined whether the adoption of the new standard will have a material impact on its consolidated financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES
U.S. and foreign earnings from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
U.S.	$79,639	$174,792	$331,520
Foreign	63,234	95,137	84,781
Total	$142,873	$269,929	$416,301
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current income tax provision (benefit):
Federal	$67,505	$(45,842)	$115,250
State	7,785	(14,787)	13,946
Foreign	14,012	19,132	14,402
Current income tax provision (benefit)	89,302	(41,497)	143,598
Deferred income tax (benefit) provision:
Federal	(50,254)	74,255	(821)
State	(3,727)	3,090	(2,117)
Foreign	(5,805)	(476)	(6,158)
Deferred income tax (benefit) provision	(59,786)	76,869	(9,096)
Income tax provision	$29,516	$35,372	$134,502
The current income tax payable was reduced by $56.4 million, $45.0 million and $32.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, for excess tax deductions attributable to stock-based compensation. The related income tax benefits are recorded as increases to additional paid-in capital.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes receivable (payable) and deferred tax assets (liabilities) are included in the following captions in the accompanying consolidated balance sheet at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Income taxes receivable (payable):
Other current assets	$26,793	$4,505
Other non-current assets	1,564	1,478
Accrued expenses and other current liabilities	(33,029)	(41,157)
Income taxes payable	(33,692)	(32,635)
Net income taxes payable	$(38,364)	$(67,809)

Deferred tax assets (liabilities):
Other non-current assets	$1,970	$1,379
Deferred income taxes	(348,773)	(391,790)
Net deferred tax liabilities	$(346,803)	$(390,411)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Accrued expenses	$36,418	$34,654
Net operating loss carryforwards	68,048	55,579
Tax credit carryforwards	13,753	13,585
Stock-based compensation	76,285	69,342
Cost method investments	6,251	27,581
Equity method investments	17,105	14,998
Other	16,057	12,322
Total deferred tax assets	233,917	228,061
Less valuation allowance	(90,482)	(98,350)
Net deferred tax assets	143,435	129,711
Deferred tax liabilities:
Investment in subsidiaries	(382,254)	(378,769)
Intangible and other assets	(88,846)	(115,470)
Other	(19,138)	(25,883)
Total deferred tax liabilities	(490,238)	(520,122)
Net deferred tax liabilities	$(346,803)	$(390,411)
At December 31, 2015, the Company has federal and state net operating losses ("NOLs") of $74.3 million and $96.1 million, respectively. If not utilized, the federal NOLs will primarily expire at various times between 2030 and 2035, and the state NOLs will expire at various times between 2016 and 2035. Utilization of federal and state NOLs will be subject to limitations under Section 382 of the Internal Revenue Code and applicable state law. At December 31, 2015, the Company has

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foreign NOLs of $132.3 million available to offset future income. Of these foreign NOLs, $115.7 million can be carried forward indefinitely and $16.6 million will expire at various times between 2015 and 2035. During 2015, the Company recognized tax benefits related to NOLs of $2.7 million. At December 31, 2015, the Company has federal and state capital losses of $2.2 million and $20.8 million, respectively. If not utilized, the capital losses will expire between 2016 and 2020. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.
At December 31, 2015, the Company has tax credit carryforwards of $18.5 million. Of this amount, $6.6 million relates to state tax credits for research activities, $6.2 million relates to federal credits for foreign taxes, and $5.7 million relates to various state and local tax credits. Of these credit carryforwards, $8.6 million can be carried forward indefinitely and $9.9 million will expire within ten years.
During 2015, the Company's valuation allowance decreased by $7.9 million primarily due to the realization of certain deferred tax assets, partially offset by an increase in unrealized net operating and capital losses. At December 31, 2015, the Company has a valuation allowance of $90.5 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is shown as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax provision at the federal statutory rate of 35%	$50,006	$94,475	$145,705
Change in tax reserves, net	(2,928)	(86,151)	1,791
Foreign income taxed at a different statutory tax rate	(6,077)	(10,456)	(17,428)
State income taxes, net of effect of federal tax benefit	2,208	7,240	7,668
Realization of certain deferred tax assets	(22,440)	—	(6,026)
Non-taxable contingent consideration fair value adjustments	(4,517)	(4,439)	120
Non-taxable foreign currency exchange gains	(4,306)	—	—
Unbenefited losses	4,264	5,433	3,350
Non-deductible goodwill associated with the sale of Urbanspoon	—	6,982	—
Non-deductible ShoeBuy goodwill impairment	4,920	—	—
Non-deductible impairments for certain cost method investments	2,341	23,310	1,756
Other, net	6,045	(1,022)	(2,434)
Income tax provision	$29,516	$35,372	$134,502
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $555.9 million at December 31, 2015. The estimated amount of the unrecognized deferred income tax liability with respect to such earnings is $127.2 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Balance at January 1	$30,386	$275,813	$379,281
Additions based on tax positions related to the current year	4,227	2,159	2,887
Additions for tax positions of prior years	14,467	1,622	3,189
Reductions for tax positions of prior years	(1,556)	(5,611)	(17,116)
Settlements	—	(5,092)	(78,954)
Expiration of applicable statutes of limitations	(6,716)	(238,505)	(13,474)
Balance at December 31	$40,808	$30,386	$275,813
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for continuing operations for the years ended December 31, 2015, 2014 and 2013 is a $0.1 million expense, $58.5 million benefit and $4.8 million expense, respectively, net of related deferred taxes of less than $0.1 million, $35.3 million and $2.8 million, respectively, for interest on unrecognized tax benefits. Included in the income tax provision for discontinued operations for the years ended December 31, 2015, 2014 and 2013 is a less than $0.1 million benefit, $19.7 million benefit and $1.4 million expense, respectively, net of related deferred taxes of less than $0.1 million, $11.7 million and $0.8 million, respectively, for interest on unrecognized tax benefits. At December 31, 2015 and 2014, the Company has accrued $2.5 million and $2.8 million, respectively, for the payment of interest. At December 31, 2015 and 2014, the Company has accrued $2.2 million and $2.9 million, respectively, for penalties.
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
At December 31, 2015 and 2014, unrecognized tax benefits, including interest, were $43.4 million and $33.2 million, respectively. If unrecognized tax benefits at December 31, 2015 are subsequently recognized, $41.0 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2014 was $30.5 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $8.1 million by December 31, 2016, primarily due to expirations of statutes of limitations; $7.7 million of which would reduce the income tax provision for continuing operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2015	2014
	(In thousands)
Goodwill	$2,245,364	$1,754,926
Intangible assets with indefinite lives	380,137	405,234
Intangible assets with definite lives, net	60,691	86,702
Total goodwill and intangible assets, net	$2,686,192	$2,246,862
The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2015:

	Balance at December 31, 2014	Additions	Impairment	Foreign Exchange Translation	Allocation of IAC's former Search & Applications Segment Goodwill Based on Relative Fair Value	Balance at December 31, 2015
	(In thousands)
Search & Applications (a)	$774,822	$1,450	$—	$(1,230)	$(775,042)	$—

Match Group	791,474	547,910	—	(46,275)	—	1,293,109
HomeAdvisor	151,321	—	—	(1,070)	—	150,251
Publishing	—	3,504	—	963	272,725	277,192
Applications	—	—	—	—	447,242	447,242
Video:
Connected Ventures	8,267	—	—	—	—	8,267
DailyBurn	7,323	—	—	—	—	7,323
Total Video	15,590	—	—	—	—	15,590
Other:
ShoeBuy	21,719	—	(14,056)	—	—	7,663
PriceRunner	—	—	—	(758)	55,075	54,317
Total Other	21,719	—	(14,056)	(758)	55,075	61,980
Total	$1,754,926	$552,864	$(14,056)	$(48,370)	$—	$2,245,364
________________________
(a) Prior to the fourth quarter of 2015, Search & Applications was a reportable segment consisting of one operating segment and one reporting unit. In the fourth quarter of 2015, Search &Applications was split into three new operating segments and reporting units: Publishing, Applications and PriceRunner. The goodwill of Search & Applications was allocated to these three reporting units based upon their relative fair values as of October 1, 2015. It is not possible to reflect this allocation on a retrospective basis because of acquisitions and dispositions during the three years in the period ended December 31, 2015. See Note 1 for additional information on the realignment of IAC's reportable segments.
The additions primarily relate to Match Group's acquisitions of PlentyOfFish and Eureka. See Note 2 for information on the current year impairment charge at ShoeBuy.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The December 31, 2015 goodwill balance includes accumulated impairment losses of $322.6 million, $529.1 million and $65.2 million, which were re-allocated from the former Search & Applications segment, to Publishing, Applications and PriceRunner, respectively, based on their relative fair values as of October 1, 2015 following the change in reportable segments that occurred during the fourth quarter of 2015. The goodwill balance at December 31, 2015 also includes accumulated impairment losses of $11.6 million and $42.1 million at Connected Ventures and ShoeBuy, respectively.
The following table presents the balance of goodwill by reporting unit, including the changes in the carrying value of goodwill, for the year ended December 31, 2014:

	Balance at December 31, 2013	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2014
	(In thousands)
Search & Applications (b)	$738,062	$71,616	$(33,510)	$(1,346)	$774,822

Match Group	768,080	72,833	(1,931)	(47,508)	791,474
HomeAdvisor	131,872	20,646	—	(1,197)	151,321
Publishing	—	—	—	—	—
Applications	—	—	—	—	—
Video:
Connected Ventures	8,267	—	—	—	8,267
DailyBurn	7,323	—	—	—	7,323
Total Video	15,590	—	—	—	15,590
Other:
ShoeBuy	21,719	—	—	—	21,719
PriceRunner	—	—	—	—	—
Total Other	21,719	—	—	—	21,719
Total	$1,675,323	$165,095	$(35,441)	$(50,051)	$1,754,926
________________________
(b) Prior to the fourth quarter of 2015, Search & Applications was a reportable segment consisting of one operating segment and one reporting unit. In the fourth quarter of 2015, Search &Applications was split into three new operating segments and reporting units: Publishing, Applications and PriceRunner. The goodwill of Search & Applications was allocated to these three reporting units based upon their relative fair values as of October 1, 2015. It is not possible to reflect this allocation on a retrospective basis because of acquisitions and dispositions during the three years in the period ended December 31, 2015. See Note 1 for additional information on the realignment of IAC's reportable segments.
The additions for Match Group primarily relate to the acquisition of The Princeton Review; the additions for the former Search & Applications segment primarily relate to the acquisitions of the ValueClick O&O website businesses and Apalon, and the addition for HomeAdvisor primarily relates to the acquisition of mHelpDesk. Deductions for the former Search & Applications segment primarily relate to the sale of Urbanspoon.
The December 31, 2014 and 2013 goodwill balances include accumulated impairment losses of $916.9 million at the former Search & Applications segment which has been re-allocated to the Publishing, Applications and PriceRunner reporting units in 2015 as described above, and $11.6 million and $28.0 million at Connected Ventures and ShoeBuy, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2015 and 2014, intangible assets with definite lives are as follows:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Content	$62,082	$(48,937)	$13,145	4.1
Technology	55,487	(37,012)	18,475	3.2
Trade names	32,123	(26,268)	5,855	2.5
Customer lists	28,836	(13,078)	15,758	2.1
Advertiser and supplier relationships and other	15,709	(8,251)	7,458	4.2
Total	$194,237	$(133,546)	$60,691	3.3

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Content	$62,602	$(36,988)	$25,614	4.1
Technology	54,981	(20,988)	33,993	3.2
Trade names	30,110	(21,681)	8,429	2.6
Customer lists	24,566	(14,050)	10,516	2.6
Advertiser and supplier relationships	13,380	(5,230)	8,150	4.0
Total	$185,639	$(98,937)	$86,702	3.4
At December 31, 2015, amortization of intangible assets with definite lives for each of the next five years is estimated to be as follows:

Years Ending December 31,	(In thousands)
2016	$39,153
2017	14,880
2018	5,205
2019	953
2020	500
Total	$60,691
NOTE 5—MARKETABLE SECURITIES
At December 31, 2015, current available-for-sale marketable securities are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$27,765	$—	$(187)	$27,578
Equity security	8,659	2,963	—	11,622
Total marketable securities	$36,424	$2,963	$(187)	$39,200

At December 31, 2014, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt security	$159,418	$34	$(255)	$159,197
Equity security	98	1,353	—	1,451
Total marketable securities	$159,516	$1,387	$(255)	$160,648
The gross unrealized losses on the marketable debt securities relate primarily to changes in interest rates. The Company does not consider the gross unrealized losses to be other-than-temporary because the Company does not intend to sell the marketable debt securities that generated the gross unrealized losses at December 31, 2015, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized costs bases, which may be maturity.
The unrealized gains and losses in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
There are no investments in current available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2015.
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2015 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$5,568	$5,523
Due after one year through five years	22,197	22,055
Total	$27,765	$27,578
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains:

	December 31,
	2015	2014	2013
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$218,976	$25,223	$82,160
Gross realized gains	443	3,362	35,692
There were no gross realized losses from the maturities and sales of available-for-sale marketable securities for the years ended December 31, 2015, 2014 and 2013. However, during the second quarter of 2015, the Company recognized $0.3 million

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in losses that were deemed to be other-than-temporary related to various corporate debt securities that were expected to be sold by the Company, in part, to fund its cash needs related to Match Group's acquisition of PlentyOfFish for $575 million.
Gross realized gains from the maturities and sales of available-for-sale marketable securities and gross unrealized losses that were deemed to be other-than-temporary are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
NOTE 6—LONG-TERM INVESTMENTS
Long-term investments consist of:

	December 31,
	2015	2014
	(In thousands)
Cost method investments	$114,532	$90,910
Equity method investments	11,262	10,593
Long-term marketable equity security	7,542	7,410
Auction rate security	4,050	6,070
Total long-term investments	$137,386	$114,983
Cost method investments
In 2015 and 2014, the Company recorded $4.5 million and $66.6 million, respectively, of other-than-temporary impairment charges for certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. These charges are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
The Company, through Match Group, has a 21% interest in the voting common stock of Zhenai Inc. ("Zhenai"), a leading provider of online dating and matchmaking services in China. However, given the significance of our interest relative to other shareholders, we do not have the ability to exercise significant influence over the operating and financial matters of Zhenai and this investment is accounted for as a cost method investment.
Equity method investments
In 2014, the Company recorded a $4.2 million other-than-temporary impairment charge on one of its investments following the sale of a majority of the investee's assets. These charges are included in "Equity in losses of unconsolidated affiliates" in the accompanying consolidated statement of operations.
Long-term marketable equity security
The cost basis of the Company's long-term marketable equity security at December 31, 2015 and 2014 is $5.0 million and $8.7 million, respectively, with a gross unrealized gain of $2.6 million and a gross unrealized loss of $1.2 million, respectively. The gross unrealized gain at December 31, 2015 and gross unrealized loss at December 31, 2014 are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
Auction rate security
See Note 7 for information regarding the auction rate security.
NOTE 7—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$601,848	$—	$—	$601,848
Time deposits	—	125,038	—	125,038
Commercial paper	—	302,418	—	302,418
Marketable securities:
Corporate debt securities	—	27,578	—	27,578
Equity security	11,622	—	—	11,622
Long-term investments:
Auction rate security	—	—	4,050	4,050
Marketable equity security	7,542	—	—	7,542
Total	$621,012	$455,034	$4,050	$1,080,096

Liabilities:
Contingent consideration arrangements	$—	$—	$(33,873)	$(33,873)

	December 31, 2014
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$174,720	$—	$—	$174,720
Time deposits	—	388,801	—	388,801
Commercial paper	—	42,914	—	42,914
Marketable securities:
Corporate debt securities	—	159,197	—	159,197
Equity security	1,451	—	—	1,451
Long-term investments:
Auction rate security	—	—	6,070	6,070
Marketable equity security	7,410	—	—	7,410
Total	$183,581	$590,912	$6,070	$780,563

Liabilities:
Contingent consideration arrangements	$—	$—	$(30,140)	$(30,140)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Year Ended
	December 31, 2015		December 31, 2014
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$6,070	$(30,140)	$8,920	$(45,828)
Total net gains (losses):
Included in earnings:
Fair value adjustments	—	15,461	—	13,367
Foreign currency exchange gains	—	626	—	—
Included in other comprehensive (loss) income	(2,020)	1,872	(2,850)	3,025
Fair value at date of acquisition	—	(27,442)	—	(8,813)
Settlements	—	5,750	—	8,109
Balance at December 31	$4,050	$(33,873)	$6,070	$(30,140)
Auction rate security
The Company's auction rate security is valued by discounting the estimated future cash flow streams of the security over the life of the security. Credit spreads and other risk factors are also considered in establishing fair value. The cost basis of the auction rate security is $10.0 million, with a gross unrealized loss of $5.9 million and $3.9 million at December 31, 2015 and December 31, 2014, respectively. The unrealized losses are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. At December 31, 2015, the auction rate security is rated BBB- and matures in 2035. The Company does not consider the auction rate security to be other-than-temporarily impaired at December 31, 2015, due to its high credit rating and because the Company does not intend to sell this security, and it is not more likely than not that the Company will be required to sell this security, before the recovery of its amortized cost basis, which may be maturity.
Contingent consideration arrangements
As of December 31, 2015, there are nine contingent consideration arrangements related to business acquisitions. Eight of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements are $240.7 million and the fair value of these arrangements at December 31, 2015 is $33.4 million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $0.4 million at December 31, 2015. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at December 31, 2015 reflect discount rates ranging from 12% to 25%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at December 31, 2015 includes a current portion of $2.6 million and non-current portion of $31.2 million, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current maturities of long-term debt	$(40,000)	$(39,850)	$—	$—
Long-term debt, net of current maturities	$(1,748,213)	$(1,761,601)	$(1,080,000)	$(1,099,813)
The fair value of long-term debt, including current maturities is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 8—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2015	2014
	(In thousands)
Match Group Term Loan due November 16, 2022	$800,000	$—
6.75% Senior Notes due December 15, 2022 (the "Match Group Senior Notes"); interest payable each June 15 and December 15, which commences June 15, 2016	445,172	—
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	500,000	500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	54,732	500,000
5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035 (the "Liberty Bonds")	—	80,000
Total long-term debt	1,799,904	1,080,000
Less: Current portion of long-term debt	40,000	—
Less: Net adjustment for remaining original issue discount on Match Group Term Loan and original issue premium related to the Match Exchange Offer	11,691	—
Total long-term debt, net of current maturities	$1,748,213	$1,080,000
The 2013 and 2012 Senior Notes were issued by IAC on November 15, 2013 and December 21, 2012, respectively. The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes. See Note 20 for guarantor and non-guarantor financial information.
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or we not in compliance with the maximum leverage ratio of 3.0 to 1.0. At December 31, 2015, there were no limitations pursuant thereto. There are additional covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements limiting our restricted subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of our assets. The indenture governing the 2012 Senior Notes was amended in connection with the Match Exchange Offer described below. This indenture amendment eliminated substantially all of the restrictive covenants contained therein.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 7, 2015, IAC's $300 million revolving credit facility (the "IAC Credit Facility") was amended and restated, and now expires October 7, 2020. At December 31, 2015 and 2014, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at either a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 2013 Senior Notes and 2012 Senior Notes rank pari-passu with each other, and are subordinate to outstanding borrowings under the IAC Credit Facility.
On November 16, 2015, Match Group completed a private exchange offer to eligible holders to exchange any and all of the 2012 Senior Notes for up to $500 million aggregate principal amount of Match Group Senior Notes issued by Match Group ("Match Exchange Offer"). Match Group exchanged $445.3 million of 2012 Senior Notes for $445.2 million of Match Group Senior Notes pursuant to the Match Exchange Offer. Promptly following the closing of the Match Exchange Offer, Match Group and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.

The indenture governing the Match Group Senior Notes contains covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group is not in compliance with the maximum leverage ratio of 5.0 to 1.0. At December 31, 2015, there were no limitations pursuant thereto. There are additional covenants that limit Match Group's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event Match Group is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting Match Group subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.

On October 7, 2015, Match Group entered into a credit agreement (the "Match Group Credit Agreement") which provides for a five-year $500 million revolving credit facility (the "Match Group Credit Facility"). At December 31, 2015, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
On November 16, 2015, Match Group amended and restated the Match Group Credit Agreement to provide for an $800 million, seven-year term loan ("Match Group Term Loan"). Principal payments of $10 million under the Match Group Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due. Additionally, the Match Group Term Loan may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which is governed by the net secured leverage ratio. The Match Group Term Loan bears interest, at its option, at either the base rate or LIBOR, plus 3.50% or 4.50%, respectively, with, in the case of LIBOR, a floor of 1.00%. Interest payments are due no less than semi-annually through the term of the loan. The Match Group Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank pari-passu with each other, and have priority over the Match Group Senior Notes.
There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit Match Group's ability and the ability of its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Match Group Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Match Group Term Loan are unconditionally guaranteed by certain wholly-owned Match Group domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may redeem the 2013 Senior Notes at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on November 30 of the years indicated below:

Year	Percentage
2015	103.250%
2016	101.625%
2017 and thereafter	100.000%
At any time prior to December 15, 2017, the 2012 Senior Notes and the Match Group Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, the 2012 Senior Notes and the Match Group Senior Notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2017	102.375%
2018	101.583%
2019	100.792%
2020 and thereafter	100.000%

Long-term debt maturities are as follows:

Years Ending December 31,	(In thousands)
2016	$40,000
2017	40,000
2018	540,000
2019	40,000
2020	40,000
2021	40,000
2022	1,059,904
Total	1,799,904
Less: Current portion of long-term debt	40,000
Less: Net adjustment for remaining original issue discount on Match Group Term Loan and original issue premium related to the Match Exchange Offer	11,691
Total long term debt, net of current maturities	$1,748,213
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Reserved Common Shares
In connection with equity compensation plans, 19.7 million shares of IAC common stock are reserved at December 31, 2015.
Common Stock Repurchases
During 2015 and 2013, the Company purchased 3.0 million and 4.5 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $200.0 million and $229.1 million, respectively. During 2014, the Company did not purchase any shares of IAC common stock.
On April 30, 2013, IAC's Board of Directors authorized the repurchase of up to 10 million shares of IAC common stock. At December 31, 2015, the Company has approximately 5.6 million shares remaining in its share repurchase authorization.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive loss and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(86,848)	$(852)		$(87,700)
Other comprehensive (loss) income, net of tax provision of $0.6 million related to unrealized gains on available-for-sale securities	(65,606)	3,537		(62,069)
Amounts reclassified to earnings	(2,191)	(143)	(a)	(2,334)
Net current period other comprehensive (loss) income	(67,797)	3,394		(64,403)
Balance at December 31	$(154,645)	$2,542		$(152,103)
_________________________
(a)    Amount is net of a tax provision of $0.1 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2014
	Foreign Currency Translation Adjustment	Unrealized Gaines (Losses) On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(20,352)	$7,306	$(13,046)
Other comprehensive loss before reclassifications, net of tax benefit of $0.7 million related to unrealized losses on available-for-sale securities	(66,496)	(6,233)	(72,729)
Amounts reclassified related to unrealized gains on available-for-sale securities, net of tax provision of $1.2 million	—	(1,925)	(1,925)
Net current period other comprehensive loss	(66,496)	(8,158)	(74,654)
Balance at December 31	$(86,848)	$(852)	$(87,700)
NOTE 11—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Years Ended December 31,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$113,357	$113,357	$234,557	$234,557	$281,799	$281,799
Net loss attributable to noncontrolling interests	6,098	6,098	5,643	5,643	2,059	2,059
Impact from Match Group's dilutive securities	—	(1,799)	—	—	—	—
Earnings from continuing operations attributable to IAC shareholders	119,455	117,656	240,200	240,200	283,858	283,858
Earnings from discontinued operations attributable to IAC shareholders	17	17	174,673	174,673	1,926	1,926
Net earnings attributable to IAC shareholders	$119,472	$117,673	$414,873	$414,873	$285,784	$285,784

Denominator:
Weighted average basic shares outstanding	82,944	82,944	83,292	83,292	83,480	83,480
Dilutive securities including subsidiary denominated equity, stock options and RSUs(a)(b)	—	5,323	—	5,266	—	3,262
Denominator for earnings per share—weighted average shares(a)(b)	82,944	88,267	83,292	88,558	83,480	86,742

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$1.44	$1.33	$2.88	$2.71	$3.40	$3.27
Discontinued operations	—	—	2.10	1.97	0.02	0.02
Earnings per share	$1.44	$1.33	$4.98	$4.68	$3.42	$3.29
__________________________________________________________________

(a)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity, stock options and vesting of restricted stock units ("RSUs"). For the years ended December 31, 2015, 2014 and 2013, 1.5 million, 0.3 million and 0.4 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
Performance-based stock units ("PSUs") are included in the denominator for earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the PSUs is dilutive for the respective reporting periods. For each of the years ended December 31, 2015 and 2014 less than 0.1 million PSUs that were probable of vesting were excluded from the calculation of diluted earnings per share because the performance conditions had not been met. For the year ended December 31, 2013, all PSUs that were considered to be probable of vesting were included in the calculation of diluted earnings per share as their performance conditions had been met.

NOTE 12—STOCK-BASED COMPENSATION
IAC currently has two active plans under which awards have been granted. These plans cover stock options to acquire shares of IAC common stock, RSUs, PSUs and restricted stock, as well as provide for the future grant of these and other equity awards. These plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2015, there are 4.7 million shares available for grant under the Company's stock-based compensation plans.
The plans were adopted in 2008 and 2013, have a stated term of ten years, and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards issued to date have generally vested in equal annual installments over a four-year period and RSU awards currently outstanding generally vest in two 50% installments over a three and four-year period, in each case, from the grant date. PSU awards currently outstanding generally vest in two installments of up to 50% over a two and three-year period from the date of grant.
The amount of stock-based compensation expense recognized in the consolidated statement of operations is reduced by estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2015, there is $190.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 related to stock-based compensation is $36.6 million, $22.2 million and $19.3 million, respectively.
Stock Options
Stock options outstanding at December 31, 2015 and changes during the year ended December 31, 2015 are as follows:

	December 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Outstanding at January 1, 2015	6,520	$41.19
Granted	2,528	71.17
Exercised	(1,536)	36.93
Forfeited	(220)	53.75
Expired	(9)	35.68
Outstanding at December 31, 2015	7,283	$52.13	6.9	$91,329
Options exercisable	3,520	$37.16	5.1	$82,073
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between IAC's closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of IAC's common stock. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 is $53.0 million, $63.3 million and $65.6 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2015	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2015	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
$10.01 to $20.00	423	3.5	$17.94	423	3.5	$17.94
$20.01 to $30.00	547	2.8	22.49	547	2.8	22.49
$30.01 to $40.00	992	5.3	31.79	992	5.3	31.79
$40.01 to $50.00	1,780	6.3	46.30	1,115	6.2	46.28
$50.01 to $60.00	366	6.0	58.62	252	5.8	58.60
$60.01 to $70.00	1,713	8.8	64.63	129	6.8	65.97
$70.01 to $80.00	962	9.2	74.23	62	8.3	71.55
$80.01 to $90.00	500	9.3	84.31	—	0.0	—
	7,283	6.9	$52.13	3,520	5.1	$37.16
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. During 2015, 2014 and 2013, expected stock price volatilities were estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Expected term is based upon the historical exercise behavior of our employees and the dividend yields are based on IAC's historical dividend payments. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	28%	31%	29%
Risk-free interest rate	1.6%	1.5%	1.0%
Expected term	5.3 years	4.8 years	6.2 years
Dividend yield	2.0%	1.5%	2.0%
During 2015, the Company granted market-based stock options to certain employees. These awards only vest if the price of IAC common stock exceeds the relevant price threshold for a twenty-day consecutive period and the service requirement is met. The service requirement provides that these awards vest in four equal annual installments beginning on the first anniversary of the grant date. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of IAC's stock price. The inputs used to fair value these awards include a weighted average expected volatility of 27%, risk-free interest rate of 2.3% and a 1.8% dividend yield. The expected term of these awards is derived from the output of the option valuation model. Expense is recognized over the longer of the vesting period of each of the four installments or the expected term. The weighted average expected term of these awards is 4 years.
Approximately 2.5 million, 0.7 million and 0.7 million stock options were granted by the Company during the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 with exercise prices equal to the market prices of IAC's common stock on the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of grant are $15.24, $16.67 and $10.67, respectively. The weighted average exercise price and weighted average fair value of stock options granted during the year ended December 31, 2015 with exercise prices greater than the market value of IAC's common stock on the date of grant are $84.31 and $12.00, respectively. There were no stock options issued during the years ended December 31, 2014 and 2013 with exercise prices greater than the market value of IAC's common stock on the date of grant.
Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2015, 2014 and 2013 are: $27.3 million and $25.8 million; $39.1 million and $25.5 million; and $40.7 million and $17.2 million, respectively. In December 2013, the Company's former Chief Executive Officer (the "Executive") became the Chairman of Match Group; in connection with the Executive's compensation arrangement, the Executive exercised 0.5 million stock options, which were settled by the Company for $9.2 million in cash. In January 2014, a portion of the Executive's outstanding IAC stock options were canceled and replaced with equity denominated in a subsidiary of IAC and various subsidiaries of Match Group. The incremental expense associated with this modification was $7.4 million.
Restricted Stock Units and Performance-based Stock Units
RSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU and PSU equal to the fair value of IAC common stock at the date of grant. Each RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. The Company recognizes expense for all RSUs and PSUs for which vesting is considered probable. For RSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.
Unvested RSUs and PSUs outstanding at December 31, 2015 and changes during the year ended December 31, 2015 are as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares(a)	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2015	750	$53.61	35	$71.39
Granted	649	70.11	168	70.88
Vested	(241)	50.44	—	—
Forfeited	(16)	71.39	(33)	71.39
Unvested at December 31, 2015	1,142	$63.42	170	$70.89
_______________________________________________________________________________

(a)
Included in the table are PSUs which vest at the end of three years in varying amounts depending upon certain performance conditions. The PSU table above includes these awards at their maximum potential payout.

The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2015, 2014 and 2013 based on market prices of IAC's common stock on the grant date was $70.27, $68.13 and $42.32, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $16.8 million, $20.4 million and $14.5 million, respectively.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
The following description excludes awards denominated in the shares of the Company's publicly-traded subsidiary Match Group. Match Group stock-based awards are issued pursuant to its stock incentive plan.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IAC has granted stock options and stock settled stock appreciation rights, which are denominated in the equity of its subsidiaries, to employees and management of certain subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock options and stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock with fair market value generally determined by negotiation or arbitration, at various dates through 2024. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The aggregate number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at December 31, 2015 is 6.4 million shares, which is included in the calculation of diluted earnings per share, if the effect is dilutive. The comparable amount at December 31, 2014 is 5.8 million shares. Following the completion of the Match Group IPO, equity awards that relate to the subsidiaries of Match Group will be settleable, at IAC's election, in shares of IAC common stock or Match Group common stock. To the extent shares of IAC common stock are issued in settlement of these awards, Match Group will reimburse IAC for the cost of those shares by issuing IAC additional shares of Match Group common stock. The aggregate number of IAC common shares at December 31, 2015 included above that would be required to settle Match Group subsidiary equity awards at current estimated fair values, including vested and unvested interests, is 4.1 million shares. The comparable amount at December 31, 2014 is 3.8 million shares.
During the first quarter of 2015, the Company modified certain subsidiary denominated equity awards resulting in a modification charge of $5.8 million of which $3.5 million was recognized in 2015 and $2.3 million will be recognized over the remaining life of the modified awards. During the third quarter of 2015, the Company modified certain subsidiary denominated vested equity awards and recognized a modification charge of $6.8 million. During the fourth quarter of 2015, the Company repurchased certain subsidiary denominated vested equity awards in exchange for $23.4 million in cash and fully vested modified equity awards and recognized a modification charge of $7.7 million. These modification charges are included in stock-based compensation for the year ended December 31, 2015.
During 2014, the Company granted to a non-employee equity in a certain subsidiary of the company that is marked to market each reporting period. The award has a vesting multiple times a year and is fully vested in 2017. At December 31, 2015, the total fair value of this award, at current estimated fair value including vested and unvested interests, is $19.6 million.
NOTE 13—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with how the chief operating decision maker views the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the Other reportable segment, do not meet the quantitative thresholds that require presentation as separate operating segments.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
Match Group	$1,020,431	$888,268	$803,089
HomeAdvisor	361,201	283,541	239,471
Publishing	691,686	791,549	803,141
Applications	760,748	776,707	834,636
Video	213,317	182,454	161,457
Other	184,095	187,834	182,615
Inter-segment elimination	(545)	(806)	(1,422)
Total	$3,230,933	$3,109,547	$3,022,987

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Operating Income (Loss):
Match Group	$193,556	$228,567	$221,333
HomeAdvisor	6,452	1,061	284
Publishing	(26,692)	110,523	119,484
Applications	175,145	178,960	214,916
Video	(38,756)	(43,346)	(24,144)
Other	(9,186)	8,108	(344)
Corporate	(120,931)	(105,146)	(105,326)
Total	$179,588	$378,727	$426,203

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Adjusted EBITDA:(a)
Match Group	$278,667	$273,448	$271,231
HomeAdvisor	18,529	17,701	15,373
Publishing	87,788	150,960	161,950
Applications	184,258	186,192	219,263
Video	(38,384)	(39,916)	(21,397)
Other	10,621	13,134	7,520
Corporate	(55,689)	(57,443)	(55,637)
Total	$485,790	$544,076	$598,303

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2015	2014
	(In thousands)
Segment Assets:(b)
Match Group	$345,879	$292,307
HomeAdvisor	32,112	28,975
Publishing	390,951	201,405
Applications	108,997	117,358
Video	90,671	83,233
Other	64,550	53,355
Corporate	1,490,598	1,233,390
Total	$2,523,758	$2,010,023

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Capital expenditures:
Match Group	$29,156	$21,793	$19,807
HomeAdvisor	10,170	6,775	6,940
Publishing	6,283	13,481	8,285
Applications	4,681	4,220	13,930
Video	2,466	1,878	1,386
Other	3,175	2,845	1,981
Corporate	6,118	6,241	27,982
Total	$62,049	$57,233	$80,311
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

(b)	Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, goodwill and intangible assets from the measure of segment assets presented above.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue
United States	$2,376,035	$2,146,189	$2,081,485
All other countries	854,898	963,358	941,502
Total	$3,230,933	$3,109,547	$3,022,987

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2015	2014
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$279,913	$281,879
All other countries	22,904	20,580
Total	$302,817	$302,459
The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments and to net earnings attributable to IAC shareholders:

	Year Ended December 31, 2015
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Operating Income (Loss)
	(In thousands)
Match Group	$278,667	$(50,083)	$(25,983)	$(20,101)	$11,056	$—	$193,556
HomeAdvisor	18,529	(1,649)	(6,593)	(3,835)	—	—	6,452
Publishing	87,788	—	(9,577)	(104,903)	—	—	(26,692)
Applications	184,258	—	(4,617)	(6,264)	1,768	—	175,145
Video	(38,384)	(360)	(1,091)	(1,558)	2,637	—	(38,756)
Other	10,621	—	(2,460)	(3,291)	—	(14,056)	(9,186)
Corporate	(55,689)	(53,358)	(11,884)	—	—	—	(120,931)
Total	$485,790	$(105,450)	$(62,205)	$(139,952)	$15,461	$(14,056)	179,588
Equity in earnings of unconsolidated affiliates							772
Interest expense							(73,636)
Other income, net							36,149
Earnings from continuing operations before income taxes							142,873
Income tax provision							(29,516)
Earnings from continuing operations							113,357
Earnings from discontinued operations, net of tax							17
Net earnings							113,374
Net loss attributable to noncontrolling interests							6,098
Net earnings attributable to IAC shareholders							$119,472

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2014
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Match Group	$273,448	$(20,851)	$(25,547)	$(11,395)	$12,912	$228,567
HomeAdvisor	17,701	(558)	(6,520)	(9,562)	—	1,061
Publishing	150,960	—	(11,856)	(28,581)	—	110,523
Applications	186,192	—	(4,385)	(2,521)	(326)	178,960
Video	(39,916)	(647)	(899)	(2,099)	215	(43,346)
Other	13,134	—	(1,824)	(3,768)	566	8,108
Corporate	(57,443)	(37,578)	(10,125)	—	—	(105,146)
Total	$544,076	$(59,634)	$(61,156)	$(57,926)	$13,367	378,727
Equity in losses of unconsolidated affiliates						(9,697)
Interest expense						(56,314)
Other expense, net						(42,787)
Earnings from continuing operations before income taxes						269,929
Income tax provision						(35,372)
Earnings from continuing operations						234,557
Earnings from discontinued operations, net of tax						174,673
Net earnings						409,230
Net loss attributable to noncontrolling interests						5,643
Net earnings attributable to IAC shareholders						$414,873

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2013
	Adjusted EBITDA	Non-Cash Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Match Group	$271,231	$(12,228)	$(20,202)	$(17,125)	$(343)	$221,333
HomeAdvisor	15,373	—	(5,174)	(9,915)	—	284
Publishing	161,950	(1)	(14,822)	(27,643)	—	119,484
Applications	219,263	(1)	(4,346)	—	—	214,916
Video	(21,397)	(633)	(1,133)	(981)	—	(24,144)
Other	7,520	29	(3,714)	(4,179)	—	(344)
Corporate	(55,637)	(40,171)	(9,518)	—	—	(105,326)
Total	$598,303	$(53,005)	$(58,909)	$(59,843)	$(343)	426,203
Equity in losses of unconsolidated affiliates						(6,615)
Interest expense						(33,596)
Other income, net						30,309
Earnings from continuing operations before income taxes						416,301
Income tax provision						(134,502)
Earnings from continuing operations						281,799
Earnings from discontinued operations, net of tax						1,926
Net earnings						283,725
Net loss attributable to noncontrolling interests						2,059
Net earnings attributable to IAC shareholders						$285,784

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reconcile segment assets to total assets:

	December 31, 2015
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Match Group	$345,879	$1,293,109	$243,697	$32,711	$1,915,396
HomeAdvisor	32,112	150,251	600	5,727	188,690
Publishing	390,951	277,192	59,805	7,849	735,797
Applications	108,997	447,242	60,600	7,964	624,803
Video	90,671	15,590	1,800	3,343	111,404
Other	64,550	61,980	13,635	3,097	143,262
Corporate(c)	1,490,598	—	—	—	1,490,598
Total	$2,523,758	$2,245,364	$380,137	$60,691	$5,209,950

	December 31, 2014
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Search & Applications(d)	$—	$774,822	$—	$—	$774,822

Match Group	292,307	791,474	180,558	27,055	1,291,394
HomeAdvisor	28,975	151,321	600	9,693	190,589
Publishing	201,405	—	148,095	25,936	375,436
Applications	117,358	—	60,600	13,079	191,037
Video	83,233	15,590	1,800	4,900	105,523
Other	53,355	21,719	13,581	6,039	94,694
Corporate(c)	1,233,390	—	—	—	1,233,390
Total	$2,010,023	$1,754,926	$405,234	$86,702	$4,256,885
_____________________________________

(c)	Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.

(d)
Prior to the fourth quarter of 2015, Search & Applications was a reportable segment consisting of one operating segment and one reporting unit. In the fourth quarter of 2015, Search &Applications was split into three new operating segments and reportable units: Publishing, Applications and PriceRunner (included in the Other segment). The goodwill of Search & Applications was allocated to these three reporting units based upon their relative fair values as of October 1, 2015. It is not possible to reflect this allocation on a retrospective basis because of acquisitions and dispositions during the three years in the period ended December 31, 2015. See Note 1 for additional information on the realignment of IAC's reportable segments and Note 4 for additional information on goodwill.

NOTE 14—COMMITMENTS
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table below.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(In thousands)
2016	$33,073
2017	32,539
2018	28,252
2019	22,352
2020	15,547
Thereafter	200,554
Total	$332,317
Expenses charged to operations under these agreements are $39.4 million, $41.2 million and $36.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company's most significant operating lease is a seventy-seven year land lease for IAC's headquarters building in New York City and approximates 53% of the future minimum payments due under all operating lease agreements in the table above.
The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$784	$145	$—	$—	$929
Letters of credit and surety bonds	1,054	—	67	1,437	2,558
Total commercial commitments	$1,838	$145	$67	$1,437	$3,487
The purchase obligations primarily include advertising commitments. The letters of credit support the Company's casualty insurance program.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $27.4 million, $8.8 million and $41.4 million during the years ended December 31, 2015, 2014 and 2013 respectively. See Note 7 for additional information on contingent consideration arrangements.
On November 16, 2015, Match Group exchanged $445.3 million of 2012 Senior Notes for $445.2 million of Match Group Senior Notes. See Note 8 for additional information on the note exchange.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash paid (received) during the year for:
Interest	$51,666	$54,027	$28,705
Income tax payments	70,762	63,521	112,087
Income tax refunds	(5,619)	(10,477)	(17,683)
NOTE 17—RELATED PARTY TRANSACTIONS
IAC and Match Group, in connection with Match Group's IPO, entered into the following agreements:

•
A Master Transaction Agreement, under which Match Group agrees to assume all of the assets and liabilities related to its business and agrees to indemnify IAC against any losses arising out of any breach by Match Group of the Master Transaction Agreement or other IPO related agreements;

•
An Investor Rights Agreement that provides IAC with (i) specified registration and other rights relating to shares of Match Group's common stock and (ii) anti-dilution rights with respect to Match Group's common stock;

•	An Employee Matters Agreement, which governs the respective rights, responsibilities and obligations of IAC and Match Group after the IPO with respect to a range of compensation and benefit issues;

•
A Tax Sharing Agreement, which governs the respective rights, responsibilities and obligations of IAC and Match Group with respect to tax liabilities and benefits, entitlement to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes; and

•
A Services Agreement, under which IAC has agreed to provide a range of services to Match Group, including, among others, (i) assistance with certain legal, finance, internal audit, treasury, information technology support, insurance and tax affairs, including assistance with certain public company reporting obligations; (ii) payroll processing services; (iii) tax compliance services; and (iv) such other services as to which IAC and Match Group may agree, and Match Group agrees to provide IAC informational technology services and such other services as to which IAC and Match Group may agree.

Each of IAC and Expedia has a 50% ownership interest in two aircraft that may be used by both companies. The Company and Expedia purchased the second of these two aircraft during 2013. The Company paid $25 million (50% of the total purchase price and refurbish costs) for its interest. Members of the aircrafts' flight crews are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which they are separately billed by the entity described above. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the years ended December 31, 2015, 2014 and 2013, total payments made to this entity by the Company were not material.
NOTE 18—BENEFIT PLANS
IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the plan for the years ended December 31, 2015, 2014 and 2013 are $9.1 million, $7.5 million and $6.5 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the plan. An investment option in the plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2015 is due primarily to an increase in participation in the plan due to increased headcount and recent acquisitions.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2015, 2014 and 2013 are $2.5 million, $2.5 million and $2.6 million, respectively.
NOTE 19—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2015	2014
	(In thousands)
Other current assets:
Prepaid expenses	$40,091	$39,311
Capitalized downloadable search toolbar costs, net	27,929	29,608
Income taxes receivable	26,793	4,505
Production costs	24,804	24,599
Other	54,669	50,726
Other current assets	$174,286	$148,749

	December 31,
	2015	2014
	(In thousands)
Property and equipment, net:
Buildings and leasehold improvements	$235,545	$230,577
Computer equipment and capitalized software	239,309	238,960
Furniture and other equipment	88,664	87,788
Projects in progress	18,676	19,551
Land	5,117	5,117
	587,311	581,993
Accumulated depreciation and amortization	(284,494)	(279,534)
Property and equipment, net	$302,817	$302,459

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2015	2014
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$104,481	$101,830
Accrued advertising expense	87,064	87,485
Accrued revenue share expense	34,111	50,624
Income taxes payable	33,029	41,157
Other	124,566	116,453
Accrued expenses and other current liabilities	$383,251	$397,549

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
Service revenue	$3,077,080	$2,957,735	$2,869,822
Product revenue	153,853	151,812	153,165
Revenue	$3,230,933	$3,109,547	$3,022,987

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of revenue:
Cost of service revenue	$652,137	$734,222	$857,825
Cost of product revenue	126,024	125,982	119,532
Cost of revenue	$778,161	$860,204	$977,357

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Other income (expense), net:
Gain on real estate transaction	$34,341	$—	$—
Impairment of long-term investments	(6,689)	(66,601)	(5,268)
Foreign currency exchange gains (losses), net	5,436	(1,558)	(2,883)
Interest income	4,349	4,352	2,608
Gains on sales of long-term investments and a business	1,005	21,946	35,856
Other	(2,293)	(926)	(4)
Other income (expense), net	$36,149	$(42,787)	$30,309

NOTE 20—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. Following the closing of the Match Exchange Offer on November 16, 2015, Match Group and its subsidiaries were designated as unrestricted subsidiaries. The following tables present condensed consolidating financial information at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 for: IAC, on

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.
Balance sheet at December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$1,073,053	$—	$408,394	$—	$1,481,447
Marketable securities	27,578	—	11,622	—	39,200
Accounts receivable, net	33	117,337	132,707	—	250,077
Other current assets	30,813	48,884	94,589	—	174,286
Intercompany receivables	—	570,607	1,029,863	(1,600,470)	—
Property and equipment, net	4,432	201,242	97,143	—	302,817
Goodwill	—	830,642	1,414,722	—	2,245,364
Intangible assets, net	—	139,160	301,668	—	440,828
Investment in subsidiaries	3,128,765	457,063	1,445	(3,587,273)	—
Other non-current assets	89,017	13,428	188,477	(14,991)	275,931
Total assets	$4,353,691	$2,378,363	$3,680,630	$(5,202,734)	$5,209,950

Current portion of long-term debt	$—	$—	$40,000	$—	$40,000
Accounts payable, trade	4,711	43,240	38,932	—	86,883
Other current liabilities	62,833	182,848	395,982	—	641,663
Long-term debt, net of current maturities	554,732	—	1,193,481	—	1,748,213
Income taxes payable	152	3,435	30,105	—	33,692
Intercompany liabilities	1,600,470	—	—	(1,600,470)	—
Other long-term liabilities	326,267	18,160	83,847	(14,991)	413,283
Redeemable noncontrolling interests	—	—	30,391	—	30,391
IAC shareholders' equity	1,804,526	2,130,680	1,456,593	(3,587,273)	1,804,526
Noncontrolling interests	—	—	411,299	—	411,299
Total liabilities and shareholders' equity	$4,353,691	$2,378,363	$3,680,630	$(5,202,734)	$5,209,950

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet at December 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$762,231	$—	$228,174	$—	$990,405
Marketable securities	159,197	—	1,451	—	160,648
Accounts receivable, net	13	137,593	98,480	—	236,086
Other current assets	20,532	55,422	72,795	—	148,749
Intercompany receivables	—	691,357	1,964,011	(2,655,368)	—
Property and equipment, net	4,950	207,407	90,102	—	302,459
Goodwill	—	840,104	914,822	—	1,754,926
Intangible assets, net	—	243,408	248,528	—	491,936
Investment in subsidiaries	5,035,304	466,165	—	(5,501,469)	—
Other non-current assets	44,610	13,228	113,838	—	171,676
Total assets	$6,026,837	$2,654,684	$3,732,201	$(8,156,837)	$4,256,885

Accounts payable, trade	$3,059	$50,761	$27,343	$—	$81,163
Other current liabilities	73,491	187,698	331,348	—	592,537
Long-term debt	1,000,000	80,000	—	—	1,080,000
Income taxes payable	2,240	2,929	27,466	—	32,635
Intercompany liabilities	2,655,368	—	—	(2,655,368)	—
Other long-term liabilities	300,726	59,889	76,366	—	436,981
Redeemable noncontrolling interests	—	—	40,427	—	40,427
IAC shareholders' equity	1,991,953	2,273,407	3,228,062	(5,501,469)	1,991,953
Noncontrolling interests	—	—	1,189	—	1,189
Total liabilities and shareholders' equity	$6,026,837	$2,654,684	$3,732,201	$(8,156,837)	$4,256,885

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,704,841	$1,536,101	$(10,009)	$3,230,933
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	720	367,704	410,927	(1,190)	778,161
Selling and marketing expense	3,210	852,173	499,053	(8,860)	1,345,576
General and administrative expense	93,090	178,861	253,637	41	525,629
Product development expense	4,311	93,769	87,686	—	185,766
Depreciation	1,918	27,890	32,397	—	62,205
Amortization of intangibles	—	104,180	35,772	—	139,952
Goodwill impairment	—	14,056	—	—	14,056
Total operating costs and expenses	103,249	1,638,633	1,319,472	(10,009)	3,051,345
Operating (loss) income	(103,249)	66,208	216,629	—	179,588
Equity in earnings of unconsolidated affiliates	215,462	13,477	1,204	(229,371)	772
Interest expense	(49,405)	(6,130)	(18,101)	—	(73,636)
Other (expense) income, net	(3,571)	28,077	11,643	—	36,149
Earnings from continuing operations before income taxes	59,237	101,632	211,375	(229,371)	142,873
Income tax benefit (provision)	60,218	(36,425)	(53,309)	—	(29,516)
Earnings from continuing operations	119,455	65,207	158,066	(229,371)	113,357
Earnings (loss) from discontinued operations, net of tax	17	—	(12)	12	17
Net earnings	119,472	65,207	158,054	(229,359)	113,374
Net loss attributable to noncontrolling interests	—	—	6,098	—	6,098
Net earnings attributable to IAC shareholders	$119,472	$65,207	$164,152	$(229,359)	$119,472
Comprehensive income attributable to IAC shareholders	$55,069	$61,730	$98,323	$(160,053)	$55,069

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,694,844	$1,426,542	$(11,839)	$3,109,547
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	998	438,729	423,230	(2,753)	860,204
Selling and marketing expense	2,138	715,646	437,928	(8,303)	1,147,409
General and administrative expense	105,221	148,026	190,318	45	443,610
Product development expense	6,496	83,216	71,631	(828)	160,515
Depreciation	1,426	26,182	33,548	—	61,156
Amortization of intangibles	—	33,587	24,339	—	57,926
Total operating costs and expenses	116,279	1,445,386	1,180,994	(11,839)	2,730,820
Operating (loss) income	(116,279)	249,458	245,548	—	378,727
Equity in earnings (losses) of unconsolidated affiliates	253,582	(6,440)	451	(257,290)	(9,697)
Interest expense	(51,988)	(4,229)	(97)	—	(56,314)
Other income (expense), net	2,688	12,533	(58,008)	—	(42,787)
Earnings from continuing operations before income taxes	88,003	251,322	187,894	(257,290)	269,929
Income tax benefit (provision)	152,197	(98,198)	(89,371)	—	(35,372)
Earnings from continuing operations	240,200	153,124	98,523	(257,290)	234,557
Earnings from discontinued operations, net of tax	174,673	—	570	(570)	174,673
Net earnings	414,873	153,124	99,093	(257,860)	409,230
Net loss attributable to noncontrolling interests	—	—	5,643	—	5,643
Net earnings attributable to IAC shareholders	$414,873	$153,124	$104,736	$(257,860)	$414,873
Comprehensive income attributable to IAC shareholders	$340,219	$144,926	$33,229	$(178,155)	$340,219

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,660,113	$1,366,989	$(4,115)	$3,022,987
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	2,456	537,948	439,813	(2,860)	977,357
Selling and marketing expense	2,563	591,543	389,801	(1,133)	982,774
General and administrative expense	97,025	127,731	153,508	(122)	378,142
Product development expense	4,685	77,153	57,921	—	139,759
Depreciation	1,386	27,609	29,914	—	58,909
Amortization of intangibles	—	37,890	21,953	—	59,843
Total operating costs and expenses	108,115	1,399,874	1,092,910	(4,115)	2,596,784
Operating (loss) income	(108,115)	260,239	274,079	—	426,203
Equity in earnings (losses) of unconsolidated affiliates	439,925	38,619	(303)	(484,856)	(6,615)
Interest expense	(29,417)	(3,957)	(222)	—	(33,596)
Other (expense) income, net	(35,331)	(18,653)	84,293	—	30,309
Earnings from continuing operations before income taxes	267,062	276,248	357,847	(484,856)	416,301
Income tax benefit (provision)	16,796	(81,803)	(69,495)	—	(134,502)
Earnings from continuing operations	283,858	194,445	288,352	(484,856)	281,799
Earnings (loss) from discontinued operations, net of tax	1,926	—	(39)	39	1,926
Net earnings	285,784	194,445	288,313	(484,817)	283,725
Net loss attributable to noncontrolling interests	—	—	2,059	—	2,059
Net earnings attributable to IAC shareholders	$285,784	$194,445	$290,372	$(484,817)	$285,784
Comprehensive income attributable to IAC shareholders	$304,907	$195,308	$301,073	$(496,381)	$304,907

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(139,227)	$235,424	$253,208	$349,405
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,078)	(611,324)	(617,402)
Capital expenditures	(1,332)	(23,628)	(37,089)	(62,049)
Proceeds from maturities and sales of marketable debt securities	218,462	—	—	218,462
Purchases of marketable debt securities	(93,134)	—	—	(93,134)
Proceeds from sales of long-term investments and a business	1,277	—	8,136	9,413
Purchases of long-term investments	(6,978)	—	(27,492)	(34,470)
Other, net	3,613	(364)	(6,790)	(3,541)
Net cash provided by (used in) investing activities attributable to continuing operations	121,908	(30,070)	(674,559)	(582,721)
Cash flows from financing activities attributable to continuing operations:
Borrowings under Match Group Term Loan	—	—	788,000	788,000
Debt issuance costs	(1,876)	—	(17,174)	(19,050)
Fees and expenses related to note exchange	—	—	(6,954)	(6,954)
Principal payments on long-term debt	—	(80,000)	—	(80,000)
Proceeds from Match Group initial public offering, net of fees and expenses	—	—	428,789	428,789
Purchase of treasury stock	(200,000)	—	—	(200,000)
Dividends	(113,196)	—	—	(113,196)
Issuance of common stock, net of withholding taxes	(38,418)	—	—	(38,418)
Repurchase of stock-based awards	—	—	(23,431)	(23,431)
Excess tax benefits from stock-based awards	18,034	—	38,384	56,418
Purchase of noncontrolling interests	—	—	(32,207)	(32,207)
Acquisition-related contingent consideration payments	—	(240)	(5,510)	(5,750)
Intercompany	683,571	(125,114)	(558,457)	—
Other, net	(19,834)	—	441	(19,393)
Net cash provided by (used in) financing activities attributable to continuing operations	328,281	(205,354)	611,881	734,808
Total cash provided by continuing operations	310,962	—	190,530	501,492
Total cash used in discontinued operations	(140)	—	(12)	(152)
Effect of exchange rate changes on cash and cash equivalents	—	—	(10,298)	(10,298)
Net increase in cash and cash equivalents	310,822	—	180,220	491,042
Cash and cash equivalents at beginning of period	762,231	—	228,174	990,405
Cash and cash equivalents at end of period	$1,073,053	$—	$408,394	$1,481,447

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(109,745)	$326,206	$207,587	$424,048
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(100,683)	(158,708)	(259,391)
Capital expenditures	(1,843)	(27,755)	(27,635)	(57,233)
Proceeds from maturities and sales of marketable debt securities	21,644	—	—	21,644
Purchases of marketable debt securities	(175,826)	—	—	(175,826)
Proceeds from sales of long-term investments and a business	—	—	58,388	58,388
Purchases of long-term investments	(4,800)	(2,087)	(17,447)	(24,334)
Other, net	(2,000)	11	(1,053)	(3,042)
Net cash used in investing activities attributable to continuing operations	(162,825)	(130,514)	(146,455)	(439,794)
Cash flows from financing activities attributable to continuing operations:
Debt issuance costs	(383)	—	—	(383)
Dividends	(97,338)	—	—	(97,338)
Issuance of common stock, net of withholding taxes	1,609	—	—	1,609
Excess tax benefits from stock-based awards	29,186	—	15,771	44,957
Purchase of noncontrolling interests	—	—	(33,165)	(33,165)
Acquisition-related contingent consideration payment	—	(736)	(7,373)	(8,109)
Funds transferred to escrow for Meetic tender offer	—	—	12,354	12,354
Intercompany	321,192	(193,672)	(127,520)	—
Other, net	—	(1,310)	405	(905)
Net cash provided by (used in) financing activities attributable to continuing operations	254,266	(195,718)	(139,528)	(80,980)
Total cash used in continuing operations	(18,304)	(26)	(78,396)	(96,726)
Total cash used in discontinued operations	(116)	—	(29)	(145)
Effect of exchange rate changes on cash and cash equivalents	—	26	(13,194)	(13,168)
Net decrease in cash and cash equivalents	(18,420)	—	(91,619)	(110,039)
Cash and cash equivalents at beginning of period	780,651	—	319,793	1,100,444
Cash and cash equivalents at end of period	$762,231	$—	$228,174	$990,405

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2013:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(84,317)	$336,453	$158,825	$410,961
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(1,356)	(39,078)	(40,434)
Capital expenditures	(1,387)	(54,377)	(24,547)	(80,311)
Proceeds from maturities and sales of marketable debt securities	12,502	—	—	12,502
Proceeds from sales of long-term investments and assets	7,839	—	75,252	83,091
Purchases of long-term investments	(17,814)	—	(33,266)	(51,080)
Other, net	—	220	(3,749)	(3,529)
Net cash provided by (used in) investing activities attributable to continuing operations	1,140	(55,513)	(25,388)	(79,761)
Cash flows from financing activities attributable to continuing operations:
Debt issuance costs	(7,399)	—	—	(7,399)
Proceeds from issuance of long-term debt	500,000	—	—	500,000
Principal payments on long-term debt	(15,844)	—	—	(15,844)
Purchase of treasury stock	(264,214)	—	—	(264,214)
Dividends	(79,189)	—	—	(79,189)
Issuance of common stock, net of withholding taxes	(5,077)	—	—	(5,077)
Excess tax benefits from stock-based awards	21,317	—	11,574	32,891
Purchase of noncontrolling interests	—	—	(67,947)	(67,947)
Acquisition-related contingent consideration payments	—	(256)	—	(256)
Funds transferred to escrow for Meetic tender offer	—	—	(71,512)	(71,512)
Intercompany	216,730	(279,779)	63,049	—
Other, net	—	(917)	(2,870)	(3,787)
Net cash provided by (used in) financing activities attributable to continuing operations	366,324	(280,952)	(67,706)	17,666
Total cash provided by (used in) continuing operations	283,147	(12)	65,731	348,866
Total cash used in discontinued operations	(1,828)	—	(49)	(1,877)
Effect of exchange rate changes on cash and cash equivalents	—	12	3,466	3,478
Net increase in cash and cash equivalents	281,319	—	69,148	350,467
Cash and cash equivalents at beginning of period	499,332	—	250,645	749,977
Cash and cash equivalents at end of period	$780,651	$—	$319,793	$1,100,444

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31(a)	Quarter Ended June 30(a)	Quarter Ended September 30(a)	Quarter Ended December 31(b)
	(In thousands, except per share data)
Year Ended December 31, 2015
Revenue	$772,512	$771,132	$838,561	$848,728
Cost of revenue	186,737	177,963	199,377	214,084
Operating income (expense)	35,119	62,769	87,130	(5,430)
Earnings (loss) from continuing operations	21,863	57,885	65,026	(31,417)
Earnings (loss) from discontinued operations, net of tax	125	(153)	17	28
Net earnings (loss)	21,988	57,732	65,043	(31,389)
Net earnings (loss) attributable to IAC shareholders	26,405	59,305	65,611	(31,849)
Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations(e)	$0.31	$0.72	$0.79	$(0.38)
Diluted earnings (loss) per share from continuing operations(e)	$0.30	$0.68	$0.74	$(0.38)
Basic earnings (loss) per share(e)	$0.32	$0.72	$0.79	$(0.38)
Diluted earnings (loss) per share(e)	$0.30	$0.68	$0.74	$(0.38)

	Quarter Ended March 31(a)	Quarter Ended June 30(a)(c)	Quarter Ended September 30(a)(d)	Quarter Ended December 31(a)
	(In thousands, except per share data)
Year Ended December 31, 2014
Revenue	$740,247	$756,315	$782,231	$830,754
Cost of revenue	202,745	205,295	218,452	233,712
Operating income	71,712	95,690	100,953	110,372
Earnings (loss) from continuing operations	34,305	(17,995)	150,261	67,986
(Loss) earnings from discontinued operations, net of tax	(814)	(868)	175,730	625
Net earnings (loss)	33,491	(18,863)	325,991	68,611
Net earnings (loss) attributable to IAC shareholders	35,885	(17,996)	326,812	70,172
Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations(e)	$0.44	$(0.21)	$1.81	$0.83
Diluted earnings (loss) per share from continuing operations(e)	$0.42	$(0.21)	$1.70	$0.78
Basic earnings (loss) per share(e)	$0.44	$(0.22)	$3.91	$0.84
Diluted earnings (loss) per share(e)	$0.41	$(0.22)	$3.68	$0.78
_______________________________________________________________________________

(a)
During the fourth quarter of 2015, certain expenses were reclassified between cost of revenue and selling and marketing expense. Accordingly, cost of revenue presented above for periods prior to the fourth quarter of 2015 differs from the amounts reflected in the Company’s quarterly reports on Form 10-Q for the first, second and third quarters of 2015 and 2014 and for the fourth quarter of 2014 reflected in the Company's annual report on Form 10-K.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The fourth quarter of 2015 includes after-tax impairment charges related to indefinite-lived intangible assets and goodwill of $55.3 million and $14.1 million, respectively.

(c)	The second quarter of 2014 includes an after-tax other-than-temporary impairment charge of $63.6 million related to the write-down of certain cost method investments to fair value.

(d)
(Loss) earnings from discontinued operations, net of tax, in the third quarter of 2014 includes the release of tax reserves as a result of the expiration of the statutes of limitations for federal income taxes for the years 2001 through 2009.

(e)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.

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
As required by Rule 13a-15(b) of the Exchange Act, IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Acting Principal Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Chairman and Senior Executive, the Chief Executive Officer and the Acting Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2015, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Acting Principal Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of IAC/InterActiveCorp
We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 29, 2016

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2016 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of IAC Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2016 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2016 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2016 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2015 and 2014.
Consolidated Statement of Operations for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2015, 2014 and 2013.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.
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

Exhibit No.	Description	Location
2.1	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Frind Family Trust No. 2, and Frind Enterprises Ltd.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on July 17, 2015.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Indenture for 4.75% Senior Notes due 2022, dated as of December 21, 2012, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
4.2	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 30, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Registration Statement on Form S-4, as amended, filed on June 5, 2013.
4.3	Indenture for 4.875% Senior Notes due 2018, dated as of November 15, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, filed on December 13, 2013.
4.4	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of March 12, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.
4.5	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of March 12, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.
4.6	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 1, 2014, among IAC/InterActiveCorp, the Guarantor named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.7	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of May 1, 2014, among IAC/InterActiveCorp, the Guarantor named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.8	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 15, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.9	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of May 15, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

4.10	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of October 30, 2015, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on November 20, 2015.
4.11	Indenture, dated November 16, 2015, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on November 20, 2015.
4.12	Registration Rights Agreement, dated November 16, 2015, among Match Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other Dealer Managers party thereto.	Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on November 20, 2015.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.5	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.6	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.7	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.8	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.9	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
10.10	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.11	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.12	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.13	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.14	Second Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of March 15, 2012.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.15	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.16	Google Services Agreement, dated as of January 1, 2008, between the Registrant and Google Inc.	Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.17	Amendment No. 4 to Google Services Agreement, dated as of April 1, 2011, between the Registrant and Google Inc.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
10.18	Google Services Agreement, dated as of October 26, 2015, between the Registrant and Google Inc.(2)(3)
10.19
Amended and Restated Credit Agreement, dated as of October 7, 2015, among IAC/InterActiveCorp, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto. (2)(4)

10.20	Master Transaction Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.21	Employee Matters Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.22	Investor Rights Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.23	Tax Sharing Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.24	Services Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.25
Incremental Assumption Agreement and Amendment No. 1, dated as of November 16, 2015, among Match Group, Inc. and certain subsidiaries thereof, JPMorgan Chase Bank, N.A., as Term B-1 Lender, JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and the other Lenders party thereto.
Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 20, 2015.
10.26
Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.
Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on November 20, 2015.
21.1	Subsidiaries of the Registrant as of December 31, 2015.(2)
23.1	Consent of Ernst & Young LLP.(2)
31.1
Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.3
Certification of the Acting Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.3	Certification of the Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Reflects management contracts and management and director compensatory plans.

(2)	Filed herewith.

(3)	Certain portions of this document have been omitted pursuant to a confidential treatment request.

(4)	Certain schedules and similar attachments have been omitted and the Registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

(5)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2016	IAC/INTERACTIVECORP
	By:	/s/ GREGG WINIARSKI
Gregg Winiarski
Executive Vice President, General Counsel & Secretary (Acting Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2016:

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ JOSEPH LEVIN	Chief Executive Officer and Director
Joseph Levin

/s/ VICTOR A. KAUFMAN	Vice Chairman and Director
Victor A. Kaufman
/s/ GREGG WINIARSKI	Executive Vice President, General Counsel & Secretary (Acting Principal Financial Officer)
Gregg Winiarski

/s/ MICHAEL H. SCHWERDTMAN	Senior Vice President and Controller (Chief Accounting Officer)
Michael H. Schwerdtman

/s/ EDGAR BRONFMAN, JR.	Director
Edgar Bronfman, Jr.

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ MICHAEL D. EISNER	Director
Michael D. Eisner

/s/ BONNIE HAMMER	Director
Bonnie Hammer

/s/ BRYAN LOURD	Director
Bryan Lourd

/s/ DAVID S. ROSENBLATT	Director
David S. Rosenblatt

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2015
Allowance for doubtful accounts and revenue reserves	$12,437	$17,912	(1)	$(536)		$(13,285)	(4)	$16,528
Sales returns accrual	1,119	17,569		—		(17,860)		828
Deferred tax valuation allowance	98,350	(6,072)	(2)	(1,796)	(3)	—		90,482
Other reserves	2,204							2,801
2014
Allowance for doubtful accounts and revenue reserves	$8,540	$15,226	(1)	$(116)		$(11,213)	(4)	$12,437
Sales returns accrual	1,208	19,743		—		(19,832)		1,119
Deferred tax valuation allowance	62,353	35,119	(5)	878	(6)	—		98,350
Other reserves	2,518							2,204
2013
Allowance for doubtful accounts and revenue reserves	$8,775	$12,275	(1)	$564		$(13,074)	(4)	$8,540
Magazine publishing allowance for newsstand returns	2,313	164	(7)	45		(2,522)	(8)	—
Sales returns accrual	1,244	19,176		—		(19,212)		1,208
Deferred tax valuation allowance	60,783	8,864	(9)	(7,294)	(10)	—		62,353
Other reserves	1,925							2,518
_________________________________________________________

(1)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(2)
Amount is primarily related to the release of a valuation allowance on the other-than-temporary impairment charges for certain cost method investments, partially offset by an increase in federal, foreign and state net operating and capital losses.

(3)
Amount is primarily related to a net reduction in unbenefited unrealized losses on available-for-sale marketable equity securities included in accumulated other comprehensive income and currency translation adjustments on foreign net operating losses.

(4)	Write-off of fully reserved accounts receivable.

(5)	Amount is primarily related to other-than-temporary impairment charges for certain cost method investments and an increase in federal net operating losses, foreign tax credits, and state tax credits.

(6)
Amount is primarily related to unbenefited unrealized losses on long-term marketable equity securities included in accumulated other comprehensive income, partially offset by currency translation adjustments on foreign net operating losses.

(7)
Additions to the magazine publishing allowance for newsstand returns are related to magazine publishing at Newsweek and were charged against revenue. The Newsweek print business was transitioned to a digital only publication in December 2012 and was subsequently sold in August 2013.

(8)	Amount represents returns of magazines at Newsweek. The Newsweek print business was transitioned to a digital only publication in December 2012 and was subsequently sold in August 2013.

(9)	Amount is primarily related to foreign and federal net operating losses, partially offset by a decrease in deferred tax assets for investments in subsidiaries and available-for-sale securities.

(10)	Amount is primary related to the release of a valuation allowance on unrealized gains on long-term marketable equity securities included in accumulated other comprehensive income.