Form 10-Q
period 2016-03-31
IAC/INTERACTIVECORP
filed 2016-05-10
CIK 891103

As filed with the Securities and Exchange Commission on May 10, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 3, 2016, the following shares of the registrant's common stock were outstanding:

Common Stock	73,405,748
Class B Common Stock	5,789,499
Total outstanding Common Stock	79,195,247
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 3, 2016 was $3,438,052,327. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,238,664	$1,481,447
Time deposits	87,500	—
Marketable securities	106,316	39,200
Accounts receivable, net of allowance of $15,234 and $16,528, respectively	234,546	250,077
Other current assets	217,303	174,286
Total current assets	1,884,329	1,945,010

Property and equipment, net of accumulated depreciation and amortization of $298,534 and $284,494, respectively	304,963	302,817
Goodwill	2,198,558	2,245,364
Intangible assets, net of accumulated amortization of $142,101 and $133,546 respectively	426,824	440,828
Long-term investments	129,695	137,386
Other non-current assets	107,974	117,286
TOTAL ASSETS	$5,052,343	$5,188,691

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$65,000	$40,000
Accounts payable, trade	96,503	86,883
Deferred revenue	273,123	258,412
Accrued expenses and other current liabilities	342,316	383,251
Total current liabilities	776,942	768,546

Long-term debt, net of current portion	1,660,872	1,726,954
Income taxes payable	33,875	33,692
Deferred income taxes	350,526	348,773
Other long-term liabilities	75,485	64,510

Redeemable noncontrolling interests	28,132	30,391

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 254,604,007 and 254,014,976 shares, respectively and outstanding 74,612,162 and 77,245,709 shares, respectively	255	254
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,841,335	11,486,315
Retained earnings	339,676	331,394
Accumulated other comprehensive loss	(110,964)	(152,103)
Treasury stock 190,359,845 and 187,137,267 shares, respectively	(10,004,880)	(9,861,350)
Total IAC shareholders' equity	2,065,438	1,804,526
Noncontrolling interests	61,073	411,299
Total shareholders' equity	2,126,511	2,215,825
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,052,343	$5,188,691
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenue	$819,179	$772,512
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	193,734	186,737
Selling and marketing expense	382,341	362,482
General and administrative expense	136,242	114,794
Product development expense	55,830	45,257
Depreciation	15,795	15,568
Amortization of intangibles	13,820	12,555
Total operating costs and expenses	797,762	737,393
Operating income	21,417	35,119
Interest expense	(27,860)	(14,064)
Other income, net	15,897	6,988
Earnings from continuing operations before income taxes	9,454	28,043
Income tax provision	(1,520)	(6,180)
Earnings from continuing operations	7,934	21,863
Earnings from discontinued operations, net of tax	—	125
Net earnings	7,934	21,988
Net loss attributable to noncontrolling interests	348	4,417
Net earnings attributable to IAC shareholders	$8,282	$26,405

Per share information attributable to IAC shareholders:
Basic earnings per share from continuing operations	$0.10	$0.31
Diluted earnings per share from continuing operations	$0.09	$0.30
Basic earnings per share	$0.10	$0.32
Diluted earnings per share	$0.09	$0.30

Dividends declared per share	$—	$0.34

Stock-based compensation expense by function:
Cost of revenue	$613	$245
Selling and marketing expense	1,871	1,723
General and administrative expense	21,193	14,598
Product development expense	7,508	2,345
Total stock-based compensation expense	$31,185	$18,911
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net earnings	$7,934	$21,988
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	15,745	(56,614)
Change in unrealized gains and losses of available-for-sale securities (net of tax benefits of $301 in 2016 and $56 in 2015)	5,437	634
Total other comprehensive income (loss), net of tax	21,182	(55,980)
Comprehensive income (loss)	29,116	(33,992)
Comprehensive (income) loss attributable to noncontrolling interests	(826)	4,824
Comprehensive income (loss) attributable to IAC shareholders	$28,290	$(29,168)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive (Loss) Income		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance as of December 31, 2015	$30,391	$254	254,015	$16	16,157	$11,486,315	$331,394	$(152,103)	$(9,861,350)	$1,804,526	$411,299	$2,215,825
Net (loss) earnings for the three months ended March 31, 2016	(1,452)	—	—	—	—	—	8,282	—	—	8,282	1,104	9,386
Other comprehensive income, net of tax	18	—	—	—	—	—	—	20,008	—	20,008	1,156	21,164
Stock-based compensation expense	408	—	—	—	—	13,280	—	—	—	13,280	15,605	28,885
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	589	—	—	(14,908)	—	—	—	(14,907)	—	(14,907)
Income tax benefit related to stock-based awards	—	—	—	—	—	14,534	—	—	—	14,534	—	14,534
Purchase of treasury stock	—	—	—	—	—	—	—	—	(143,530)	(143,530)	—	(143,530)
Purchase of redeemable noncontrolling interests	(1,400)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	487	—	—	—	—	(487)	—	—	—	(487)	—	(487)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	(4,453)	(4,453)
Reallocation of shareholders' equity balances related to the noncontrolling interests created in the Match Group initial public offering	—	—	—	—	—	342,507	—	21,131	—	363,638	(363,638)	—
Other	(320)	—	—	—	—	94	—	—	—	94	—	94
Balance as of March 31, 2016	$28,132	$255	254,604	$16	16,157	$11,841,335	$339,676	$(110,964)	$(10,004,880)	$2,065,438	$61,073	$2,126,511
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Earnings from continuing operations	$7,934	$21,863
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Stock-based compensation expense	31,185	18,911
Depreciation	15,795	15,568
Amortization of intangibles	13,820	12,555
Excess tax benefits from stock-based awards	(15,264)	(16,846)
Deferred income taxes	2,430	867
Equity in losses of unconsolidated affiliates	404	283
Acquisition-related contingent consideration fair value adjustments	3,669	(6,996)
Gains on sale of a business and long-term investments	(14,700)	(186)
Other adjustments, net	6,393	(594)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,792	(3,847)
Other assets	(6,626)	6,775
Accounts payable and other current liabilities	(10,796)	(33,805)
Income taxes payable	(37,477)	(41,359)
Deferred revenue	19,538	23,001
Net cash provided by (used in) operating activities attributable to continuing operations	24,097	(3,810)
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(2,252)	(5,709)
Capital expenditures	(16,090)	(12,876)
Purchase of time deposits	(87,500)	—
Proceeds from maturities and sales of marketable debt securities	—	6,050
Purchases of marketable debt securities	(66,891)	(47,930)
Purchases of long-term investments	(813)	(8,345)
Net proceeds from the sale of a business and long-term investments	93,097	115
Other, net	4,380	2,728
Net cash used in investing activities attributable to continuing operations	(76,069)	(65,967)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(135,938)	(200,000)
Principal payment on long-term debt	(10,000)	—
Repurchase of Senior Notes	(32,912)	—
Dividends	—	(28,675)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(14,919)	(10,339)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	(4,453)	—
Excess tax benefits from stock-based awards	15,264	16,846
Purchase of noncontrolling interests	(1,400)	(15,338)
Acquisition-related contingent consideration payments	(312)	(180)
Other, net	(5,856)	110
Net cash used in financing activities attributable to continuing operations	(190,526)	(237,576)
Total cash used in continuing operations	(242,498)	(307,353)
Effect of exchange rate changes on cash and cash equivalents	(285)	(11,455)
Net decrease in cash and cash equivalents	(242,783)	(318,808)
Cash and cash equivalents at beginning of period	1,481,447	990,405
Cash and cash equivalents at end of period	$1,238,664	$671,597

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"). The Company's service agreement became effective on April 1, 2016, following the expiration of the previous services agreement. This services agreement expires on March 31, 2020; the Company may choose to terminate the agreement effective March 31, 2019. This services agreement requires that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its own policies and guidelines without advance notice; which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2016 and 2015, revenue earned from Google was $284.6 million and $339.6 million, respectively. This revenue is earned by the businesses comprising the Publishing and Applications segments. For the three months ended March 31, 2016 and 2015, revenue earned from Google represents 83% and 84% of Publishing revenue; and 91% and 95% of Applications revenue, respectively. Accounts receivable related to revenue earned from Google totaled $89.7 million and $97.2 million at March 31, 2016 and December 31, 2015, respectively.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payments Accounting (Topic 718). The update is intended to simplify existing guidance on various aspects of the accounting and presentation of employee share-based payments in financial statements including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Together, this guidance requires that deferred debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, while debt issuance costs related to line-of-credit arrangements may still continue to be classified as assets. The Company adopted the provisions of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 and applied the provisions retrospectively, resulting in $21.3 million of deferred debt issuance costs being reclassified from other non-current assets to long-term debt, net of current portion, in the accompanying December 31, 2015 consolidated balance sheet.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU 2014-09 may either be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements, and the method and timing of adoption.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reallocation of Noncontrolling Interests
During the quarter ended March 31, 2016, the Company reallocated amounts within the accounts comprising shareholders' equity to correct the amount of noncontrolling interests that was initially recorded following the initial public offering ("IPO") of Match Group, which occurred on November 24, 2015. The noncontrolling interests should have been recorded using the net book value of Match Group rather than the net IPO proceeds. This adjustment corrects this. In addition, this adjustment allocates the proportionate share of the accumulated other comprehensive loss to the noncontrolling interests balance. The reallocation has no effect on net income or earnings per share. Based on our assessment of both qualitative and quantitative factors, the reallocation was not considered material to the consolidated financial statements of the Company as of and for: (i) the year ended December 31, 2015; and (ii) the three months ended March 31, 2016. Therefore, the adjustment was reflected in the consolidated financial statements of the Company as of and for the three months ended March 31, 2016.
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
For the three months ended March 31, 2016, the Company recorded an income tax provision for continuing operations of $1.5 million which represents an effective income tax rate of 16%. The effective tax rate for the three months ended March 31, 2016 is lower than the statutory rate of 35% due primarily to the non-taxable gain on the sale of PriceRunner, partially offset by the non-deductible loss on contingent consideration fair value adjustments and the unbenefited loss associated with the other-than-temporary impairment charges related to certain of the Company's cost method investments. For the three months ended March 31, 2015, the Company recorded an income tax provision for continuing operations of $6.2 million, which represents an effective income tax rate of 22%. The effective tax rate for the three months ended March 31, 2015 is lower than the statutory rate of 35% due principally to the non-taxable gain on contingent consideration fair value adjustments and a reduction in tax reserves and related interest due to the expiration of statutes of limitations.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At March 31, 2016 and December 31, 2015, the Company has accrued $2.7 million and $2.5 million, respectively, for the payment of interest. At March 31, 2016 and December 31, 2015, the Company has accrued $1.9 million and $2.2 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. Various other jurisdictions are open to examination for tax years beginning with 2009, with the exception of one jurisdiction, which is currently under audit beginning in 2005. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At March 31, 2016 and December 31, 2015, unrecognized tax benefits, including interest, are $43.2 million and $43.4 million, respectively. If unrecognized tax benefits at March 31, 2016 are subsequently recognized, $41.0 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2015 was $41.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $10.3 million within twelve months of March 31, 2016, primarily due to expirations of statutes of limitations; $9.9 million of which would reduce the income tax provision for continuing operations.
NOTE 3—MARKETABLE SECURITIES
At March 31, 2016, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$29,759	$50	$(56)	$29,753
Treasury discount notes	64,912	29	—	64,941
Total debt securities	94,671	79	(56)	94,694
Equity security	8,659	2,963	—	11,622
Total marketable securities	$103,330	$3,042	$(56)	$106,316
At December 31, 2015, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$27,765	$—	$(187)	$27,578
Equity security	8,659	2,963	—	11,622
Total marketable securities	$36,424	$2,963	$(187)	$39,200
The unrealized gains and losses in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The gross unrealized losses on the marketable debt securities relate primarily to changes in interest rates. The Company does not consider the gross unrealized losses to be other-than-temporary because the Company does not intend to sell the marketable debt securities that generated the gross unrealized losses at March 31, 2016, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be maturity. There are no investments in current available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of March 31, 2016.
The contractual maturities of debt securities classified as current available-for-sale at March 31, 2016 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$80,998	$81,008
Due after one year through five years	13,673	13,686
Total	$94,671	$94,694

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$10,000	$6,050
There were no gross realized gains or losses from the maturities and sales of available-for-sale marketable securities for the three months ended March 31, 2016 and 2015.
The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings.
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$524,135	$—	$—	$524,135
Time deposits	—	75,004	—	75,004
Treasury discount notes	87,493	—	—	87,493
Commercial paper	—	115,039	—	115,039
Time deposits, with original maturities of greater than 90 days	—	87,500	—	87,500
Marketable securities:
Corporate debt securities	—	29,753	—	29,753
Treasury discount notes	64,941	—	—	64,941
Equity security	11,622	—	—	11,622
Long-term investments:
Marketable equity security	6,510	—	—	6,510
Total	$694,701	$307,296	$—	$1,001,997

Liabilities:
Contingent consideration arrangements	$—	$—	$(37,243)	$(37,243)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2016		2015
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$4,050	$(33,873)	$6,070	$(30,140)
Total net gains (losses):
Included in earnings:
Fair value adjustments	—	(3,669)	—	6,996
Foreign currency exchange gains	—	—	—	630
Included in other comprehensive income (loss)	5,950	(1,906)	120	1,733
Fair value at date of acquisition	—	1,893	—	(363)
Settlements	—	312	—	180
Proceeds from sale	(10,000)	—	—	—
Balance at March 31	$—	$(37,243)	$6,190	$(20,964)
Contingent Consideration Arrangements
As of March 31, 2016, there are nine contingent consideration arrangements related to business acquisitions. Eight of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements are $147.8 million and the fair value of these arrangements at March 31, 2016 is $37.1

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $0.1 million at March 31, 2016. These amounts exclude the contingent consideration arrangement related to Match Group's acquisition, on January 4, 2013, of Massive Media NV, which operates Twoo.com. While the remaining maximum contingent payment cannot exceed €72.9 million ($81.4 million and $79.9 million at March 31, 2016 and December 31, 2015, respectively), based on results for the year ended December 31, 2015, the Company will not be required to make additional payments with respect to this contingent consideration arrangement.
The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at March 31, 2016 reflect discount rates ranging from 12% to 25%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at March 31, 2016 and December 31, 2015 includes a current portion of $5.1 million and $2.6 million, respectively, and non-current portion of $32.2 million and $31.2 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
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
Cost method investments
At March 31, 2016 and December 31, 2015, the carrying values of the Company's investments accounted for under the cost method totaled $112.3 million and $114.5 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Long-term marketable equity security
The cost basis of the Company's long-term marketable equity security at March 31, 2016 and December 31, 2015 is $5.0 million, with gross unrealized gains of $1.5 million and $2.6 million at March 31, 2016 and December 31, 2015, respectively. The gross unrealized gains at March 31, 2016 and December 31, 2015 are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(65,000)	$(65,813)	$(40,000)	$(39,850)
Long-term debt, net of current portion	(1,660,872)	(1,710,122)	(1,726,954)	(1,761,601)
The fair value of long-term debt, including the current portion, is estimated using market prices or indices for similar liabilities and takes into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2016	December 31, 2015
	(In thousands)
Match Group Debt:
Match Group Term Loan due November 16, 2022	$790,000	$800,000
6.75% Senior Notes due December 15, 2022 (the "Match Group Senior Notes"); interest payable each June 15 and December 15 which commences June 15, 2016	445,172	445,172
Total Match Group long-term debt	1,235,172	1,245,172
Less: Current portion of Match Group long-term debt	40,000	40,000
Less: Unamortized original issue discount and original issue premium, net	11,266	11,691
Less: Match Group unamortized debt issuance costs	16,009	16,610
Total Match Group debt, net of current portion	1,167,897	1,176,871

IAC Debt:
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	470,003	500,000
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	51,817	54,732
Total IAC long-term debt	521,820	554,732
Less: Current portion of long-term debt	25,000	—
Less: IAC unamortized debt issuance costs	3,845	4,649
Total IAC debt, net of current portion	492,975	550,083

Total long-term debt, net of current portion	$1,660,872	$1,726,954
The 2013 and 2012 Senior Notes were issued by IAC on November 15, 2013 and December 21, 2012, respectively. The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes. See Note 11 for guarantor and non-guarantor financial information.
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or our leverage ratio (as defined in

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the indenture) exceeds 3.0 to 1.0. At March 31, 2016, there were no limitations pursuant thereto. There are additional covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements limiting our restricted subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of our assets. The indenture governing the 2012 Senior Notes was amended to eliminate substantially all of the restrictive covenants contained therein in connection with the Match Exchange Offer described below.
IAC has a $300 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 2013 Senior Notes and 2012 Senior Notes rank equally with each other, and are subordinate to outstanding borrowings under the IAC Credit Facility.
The Match Group Senior Notes were issued on November 16, 2015, in connection with a private exchange offer to eligible holders to exchange any and all of the 2012 Senior Notes for Match Group Senior Notes issued by Match Group (the "Match Exchange Offer"). Following the Match Exchange Offer, Match Group and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC Credit Facility. Following this designation, neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
The indenture governing the Match Group Senior Notes contains covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group is not in compliance with the maximum leverage ratio of 5.0 to 1.0. At March 31, 2016, there were no limitations pursuant thereto. There are additional covenants that limit Match Group's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event Match Group is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting Match Group subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Match Group, under a credit agreement (the "Match Group Credit Agreement") entered into in 2015, has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
On November 16, 2015, the Match Group borrowed $800 million under the Match Group Credit Agreement, in the form of a seven-year term loan (the "Match Group Term Loan"). Principal payments of $10 million under the Match Group Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due. Additionally, the Match Group Term Loan may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which is governed by the net secured leverage ratio. The Match Group Term Loan bears interest, at its option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, with, in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan. The Match Group Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank equally with each other, and have priority over the Match Group Senior Notes to the extent of the value of the assets securing the borrowings under the Match Group Credit Agreement.
There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit Match Group's ability and the ability of its subsidiaries to, among other things, incur indebtedness, pay dividends or make

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended March 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(154,645)	$2,542	$(152,103)
Other comprehensive income before reclassifications, net of tax benefit of $0.3 million related to unrealized losses on available-for-sale securities	7,182	5,437	12,619
Amounts reclassified to earnings	7,389	—	7,389
Net current period other comprehensive income	14,571	5,437	20,008
Reallocation of accumulated other comprehensive loss (income) related to the noncontrolling interests created in the Match Group initial public offering	21,589	(458)	21,131
Balance as of March 31	$(118,485)	$7,521	$(110,964)

	Three Months Ended March 31, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(86,848)	$(852)	$(87,700)
Other comprehensive (loss) income, net of tax provision of $0.1 million related to unrealized gains on available-for-sale securities	(56,334)	761	(55,573)
Balance as of March 31	$(143,182)	$(91)	$(143,273)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$7,934	$7,934	$21,863	$21,863
Net loss attributable to noncontrolling interests	348	348	4,417	4,417
Impact from Match Group's dilutive securities(a)	—	(514)	—	—
Earnings from continuing operations attributable to IAC shareholders	8,282	7,768	26,280	26,280
Earnings from discontinued operations attributable to IAC shareholders	—	—	125	125
Net earnings attributable to IAC shareholders	$8,282	$7,768	$26,405	$26,405

Denominator:
Weighted average basic shares outstanding	82,027	82,027	83,453	83,453
Dilutive securities including subsidiary denominated equity, stock options and RSUs(b)	—	2,798	—	5,305
Denominator for earnings per share—weighted average shares(b)	82,027	84,825	83,453	88,758

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.10	$0.09	$0.31	$0.30
Discontinued operations	—	—	0.01	—
Earnings per share	$0.10	$0.09	$0.32	$0.30
_________________________________________

(a) Represents the impact on earnings related to Match Group's dilutive securities under the if-converted method.

(b) If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity, stock options and vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2016 and 2015, 4.1 million and 2.0 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue:
Match Group	$285,283	$235,069
HomeAdvisor	111,489	75,844
Publishing	166,002	179,025
Applications	159,796	197,467
Video	55,095	46,472
Other	41,632	38,853
Inter-segment eliminations	(118)	(218)
Total	$819,179	$772,512

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating Income (Loss):
Match Group	$29,188	$27,040
HomeAdvisor	1,914	(3,997)
Publishing	6,776	19,376
Applications	27,678	38,906
Video	(17,485)	(20,469)
Other	(102)	(541)
Corporate	(26,552)	(25,196)
Total	$21,417	$35,119

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Adjusted EBITDA:
Match Group	$64,586	$33,250
HomeAdvisor	4,966	(836)
Publishing	11,414	26,653
Applications	31,058	45,549
Video	(16,901)	(19,706)
Other	1,059	722
Corporate	(10,296)	(10,475)
Total	$85,886	$75,157
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue:
United States	$604,491	$570,013
All other countries	214,688	202,499
Total	$819,179	$772,512

	March 31, 2016	December 31, 2015
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$281,882	$279,913
All other countries	23,081	22,904
Total	$304,963	$302,817
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile Adjusted EBITDA to operating income (loss) for the Company's reportable segments and to net earnings attributable to IAC shareholders:

	Three Months Ended March 31, 2016
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Match Group	$64,586	$(17,498)	$(6,487)	$(8,252)	$(3,161)	$29,188
HomeAdvisor	4,966	(407)	(1,873)	(772)	—	1,914
Publishing	11,414	—	(2,189)	(2,449)	—	6,776
Applications	31,058	—	(1,149)	(1,531)	(700)	27,678
Video	(16,901)	—	(398)	(378)	192	(17,485)
Other	1,059	—	(723)	(438)	—	(102)
Corporate	(10,296)	(13,280)	(2,976)	—	—	(26,552)
Total	$85,886	$(31,185)	$(15,795)	$(13,820)	$(3,669)	21,417
Interest expense						(27,860)
Other income, net						15,897
Earnings from continuing operations before income taxes						9,454
Income tax provision						(1,520)
Earnings from continuing operations						7,934
Earnings from discontinued operations, net of tax						—
Net earnings						7,934
Net loss attributable to noncontrolling interests						348
Net earnings attributable to IAC shareholders						$8,282

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2015
	Adjusted EBITDA	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Operating Income (Loss)
	(In thousands)
Match Group	$33,250	$(6,299)	$(7,045)	$(3,877)	$11,011	$27,040
HomeAdvisor	(836)	(420)	(1,551)	(1,190)	—	(3,997)
Publishing	26,653	—	(2,507)	(4,770)	—	19,376
Applications	45,549	—	(1,042)	(1,581)	(4,020)	38,906
Video	(19,706)	(147)	(198)	(423)	5	(20,469)
Other	722	—	(549)	(714)	—	(541)
Corporate	(10,475)	(12,045)	(2,676)	—	—	(25,196)
Total	$75,157	$(18,911)	$(15,568)	$(12,555)	$6,996	35,119
Interest expense						(14,064)
Other income, net						6,988
Earnings from continuing operations before income taxes						28,043
Income tax provision						(6,180)
Earnings from continuing operations						21,863
Earnings from discontinued operations, net of tax						125
Net earnings						21,988
Net loss attributable to noncontrolling interests						4,417
Net earnings attributable to IAC shareholders						$26,405
NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Other income, net consists of:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Gains on sale of a business and long-term investments (a)	$14,700	$186
Foreign currency exchange gains	4,495	5,848
Interest income	1,646	1,231
Impairment on long-term investments	(2,302)	—
Other	(2,642)	(277)
Total	$15,897	$6,988
_________________________________________

(a) Includes a gain of $13.5 million related to PriceRunner, which was sold on March 18, 2016. PriceRunner's full year 2015 revenue, Adjusted EBITDA and operating income were $32.3 million, $13.0 million and $9.7 million, respectively.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at March 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$804,901	$—	$433,763	$—	$1,238,664
Time deposits	—	—	87,500	—	87,500
Marketable securities	94,694	—	11,622	—	106,316
Accounts receivable, net	—	112,952	121,594	—	234,546
Other current assets	81,993	49,534	85,776	—	217,303
Intercompany receivables	—	590,082	1,167,912	(1,757,994)	—
Property and equipment, net	5,668	199,202	100,093	—	304,963
Goodwill	—	776,571	1,421,987	—	2,198,558
Intangible assets, net	—	136,796	290,028	—	426,824
Investment in subsidiaries	3,661,162	570,325	—	(4,231,487)	—
Other non-current assets	58,940	10,797	178,024	(10,092)	237,669
Total assets	$4,707,358	$2,446,259	$3,898,299	$(5,999,573)	$5,052,343

Current portion of long-term debt	$25,000	$—	$40,000	$—	$65,000
Accounts payable, trade	2,658	53,242	40,603	—	96,503
Other current liabilities	38,360	167,389	409,690	—	615,439
Long-term debt, net of current portion	492,975	—	1,167,897	—	1,660,872
Income taxes payable	447	3,931	29,497	—	33,875
Intercompany liabilities	1,757,994	—	—	(1,757,994)	—
Other long-term liabilities	324,486	18,863	92,754	(10,092)	426,011
Redeemable noncontrolling interests	—	—	28,132	—	28,132
IAC shareholders' equity	2,065,438	2,202,834	2,028,653	(4,231,487)	2,065,438
Noncontrolling interests	—	—	61,073	—	61,073
Total liabilities and shareholders' equity	$4,707,358	$2,446,259	$3,898,299	$(5,999,573)	$5,052,343

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$1,073,053	$—	$408,394	$—	$1,481,447
Marketable securities	27,578	—	11,622	—	39,200
Accounts receivable, net	33	117,337	132,707	—	250,077
Other current assets	30,813	48,884	94,589	—	174,286
Intercompany receivables	—	570,607	1,029,863	(1,600,470)	—
Property and equipment, net	4,432	201,242	97,143	—	302,817
Goodwill	—	830,642	1,414,722	—	2,245,364
Intangible assets, net	—	139,160	301,668	—	440,828
Investment in subsidiaries	3,128,765	457,063	—	(3,585,828)	—
Other non-current assets	84,368	13,428	171,867	(14,991)	254,672
Total assets	$4,349,042	$2,378,363	$3,662,575	$(5,201,289)	$5,188,691

Current portion of long-term debt	$—	$—	$40,000	$—	$40,000
Accounts payable, trade	4,711	43,240	38,932	—	86,883
Other current liabilities	62,833	182,848	395,982	—	641,663
Long-term debt, net of current portion	550,083	—	1,176,871	—	1,726,954
Income taxes payable	152	3,435	30,105	—	33,692
Intercompany liabilities	1,600,470	—	—	(1,600,470)	—
Other long-term liabilities	326,267	18,160	83,847	(14,991)	413,283
Redeemable noncontrolling interests	—	—	30,391	—	30,391
IAC shareholders' equity	1,804,526	2,130,680	1,455,148	(3,585,828)	1,804,526
Noncontrolling interests	—	—	411,299	—	411,299
Total liabilities and shareholders' equity	$4,349,042	$2,378,363	$3,662,575	$(5,201,289)	$5,188,691

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$402,952	$419,105	$(2,878)	$819,179
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	212	82,699	111,434	(611)	193,734
Selling and marketing expense	889	215,702	168,025	(2,275)	382,341
General and administrative expense	18,972	46,656	70,606	8	136,242
Product development expense	1,379	26,608	27,843	—	55,830
Depreciation	437	7,220	8,138	—	15,795
Amortization of intangibles	—	2,364	11,456	—	13,820
Total operating costs and expenses	21,889	381,249	397,502	(2,878)	797,762
Operating (loss) income	(21,889)	21,703	21,603	—	21,417
Equity in earnings of unconsolidated affiliates	34,463	7,091	—	(41,554)	—
Interest expense	(7,418)	—	(20,442)	—	(27,860)
Other (expense) income, net	(9,985)	3,632	22,250	—	15,897
(Loss) earnings from continuing operations before income taxes	(4,829)	32,426	23,411	(41,554)	9,454
Income tax benefit (provision)	13,111	(9,975)	(4,656)	—	(1,520)
Earnings from continuing operations	8,282	22,451	18,755	(41,554)	7,934
Earnings from discontinued operations, net of tax	—	—	—	—	—
Net earnings	8,282	22,451	18,755	(41,554)	7,934
Net loss attributable to noncontrolling interests	—	—	348	—	348
Net earnings attributable to IAC shareholders	$8,282	$22,451	$19,103	$(41,554)	$8,282
Comprehensive income attributable to IAC shareholders	$28,290	$28,949	$34,826	$(63,775)	$28,290

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$429,961	$344,882	$(2,331)	$772,512
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	245	91,722	95,018	(248)	186,737
Selling and marketing expense	1,055	221,701	141,817	(2,091)	362,482
General and administrative expense	24,064	41,520	49,202	8	114,794
Product development expense	2,177	22,628	20,452	—	45,257
Depreciation	401	6,735	8,432	—	15,568
Amortization of intangibles	—	4,604	7,951	—	12,555
Total operating costs and expenses	27,942	388,910	322,872	(2,331)	737,393
Operating (loss) income	(27,942)	41,051	22,010	—	35,119
Equity in earnings (losses) of unconsolidated affiliates	57,455	(12,152)	—	(45,303)	—
Interest expense	(12,990)	(1,038)	(36)	—	(14,064)
Other (expense) income, net	(9,352)	9,469	6,871	—	6,988
Earnings from continuing operations before income taxes	7,171	37,330	28,845	(45,303)	28,043
Income tax benefit (provision)	19,109	(19,764)	(5,525)	—	(6,180)
Earnings from continuing operations	26,280	17,566	23,320	(45,303)	21,863
Earnings from discontinued operations, net of tax	125	—	—	—	125
Net earnings	26,405	17,566	23,320	(45,303)	21,988
Net loss attributable to noncontrolling interests	—	—	4,417	—	4,417
Net earnings attributable to IAC shareholders	$26,405	$17,566	$27,737	$(45,303)	$26,405
Comprehensive (loss) income attributable to IAC shareholders	$(29,168)	$11,772	$(28,998)	$17,226	$(29,168)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(59,129)	$44,386	$38,840	$24,097
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	—	(2,252)	(2,252)
Capital expenditures	(281)	(7,482)	(8,327)	(16,090)
Purchase of time deposits	—	—	(87,500)	(87,500)
Purchases of marketable debt securities	(66,891)	—	—	(66,891)
Purchases of long-term investments	—	—	(813)	(813)
Net proceeds from the sale of a business and long-term investments	10,000	—	83,097	93,097
Other, net	—	155	4,225	4,380
Net cash used in investing activities attributable to continuing operations	(57,172)	(7,327)	(11,570)	(76,069)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(135,938)	—	—	(135,938)
Principal payment on long-term debt	—	—	(10,000)	(10,000)
Repurchase of Senior Notes	(32,912)	—	—	(32,912)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(14,919)	—	—	(14,919)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	(4,453)	(4,453)
Excess tax benefits from stock-based awards	11,220	—	4,044	15,264
Purchase of noncontrolling interests	(1,400)	—	—	(1,400)
Acquisition-related contingent consideration payments	—	(312)	—	(312)
Intercompany	27,098	(36,747)	9,649	—
Other, net	(5,000)	—	(856)	(5,856)
Net cash used in financing activities attributable to continuing operations	(151,851)	(37,059)	(1,616)	(190,526)
Total cash (used in) provided by continuing operations	(268,152)	—	25,654	(242,498)
Effect of exchange rate changes on cash and cash equivalents	—	—	(285)	(285)
Net (decrease) increase in cash and cash equivalents	(268,152)	—	25,369	(242,783)
Cash and cash equivalents at beginning of period	1,073,053	—	408,394	1,481,447
Cash and cash equivalents at end of period	$804,901	$—	$433,763	$1,238,664

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(41,099)	$29,603	$7,686	$(3,810)
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(1,900)	(3,809)	(5,709)
Capital expenditures	(935)	(5,815)	(6,126)	(12,876)
Proceeds from maturities and sales of marketable debt securities	6,050	—	—	6,050
Purchases of marketable debt securities	(47,930)	—	—	(47,930)
Purchases of long-term investments	—	—	(8,345)	(8,345)
Net proceeds from the sale of a business and long-term investments	—	—	115	115
Other, net	3,615	48	(935)	2,728
Net cash used in investing activities attributable to continuing operations	(39,200)	(7,667)	(19,100)	(65,967)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(200,000)	—	—	(200,000)
Dividends	(28,675)	—	—	(28,675)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(10,339)	—	—	(10,339)
Excess tax benefits from stock-based awards	4,011	—	12,835	16,846
Purchase of noncontrolling interests	—	—	(15,338)	(15,338)
Acquisition-related contingent consideration payments	—	(180)	—	(180)
Intercompany	17,955	(21,756)	3,801	—
Other, net	—	—	110	110
Net cash (used in) provided by financing activities attributable to continuing operations	(217,048)	(21,936)	1,408	(237,576)
Total cash used in continuing operations	(297,347)	—	(10,006)	(307,353)
Effect of exchange rate changes on cash and cash equivalents	—	—	(11,455)	(11,455)
Net decrease in cash and cash equivalents	(297,347)	—	(21,461)	(318,808)
Cash and cash equivalents at beginning of period	762,231	—	228,174	990,405
Cash and cash equivalents at end of period	$464,884	$—	$206,713	$671,597

NOTE 12—SUBSEQUENT EVENTS
Between April 1, 2016 and May 3, 2016, IAC repurchased 1.4 million shares of common stock for aggregate consideration of $65.3 million.
On May 3, 2016, IAC’s Board of Directors gave the Company the authorization to repurchase an additional 10 million shares of common stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:

•	Reportable Segments

◦	Match Group - consists of Dating, which includes all Dating businesses globally, and Non-dating, which consists of The Princeton Review.

◦	HomeAdvisor - is a leading nationwide home services digital marketplace that helps connect consumers with home professionals.

◦	Publishing - consists of Premium Brands, which includes About.com, Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which includes Ask.com, CityGrid and ASKfm.

◦
Applications - consists of Consumer, which includes our direct-to-consumer downloadable desktop applications, including SlimWare, and Apalon, which houses our mobile operations; and Partnerships, which includes our business-to-business partnership operations.

◦	Video - consists primarily of Vimeo and DailyBurn, as well as Electus, IAC Films, CollegeHumor and Notional.

◦	Other - consists of ShoeBuy and PriceRunner. PriceRunner was sold on March 18, 2016.

•	Dating North America - consists of the financial results of the Dating businesses for customers located in the United States and Canada.

•	Dating International - consists of the financial results of the Dating businesses for customers located outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received by Match Group from an end user of its products.

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

•
Cost of revenue - consists primarily of traffic acquisition costs and includes payments made to partners who distribute our Partnerships customized browser-based applications, integrate our paid listings into their websites and fees related to the distribution and the facilitation of in-app purchase of product features. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes ShoeBuy's cost of products sold and shipping and handling costs, production costs related to media produced by Electus and other businesses within our Video segment, expenses associated with the operation of the Company's data centers, including compensation (including stock-based compensation) and other employee-related costs, rent, hosting fees, credit card processing fees and content acquisition costs.

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

•
General and administrative expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, fees for professional services and facilities costs.

•
Product development expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•
2012 Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which commenced June 15, 2013; a portion of which were exchanged for the Match Group Senior Notes on November 16, 2015.

•	2013 Senior Notes - IAC's 4.875% Senior Notes due November 30, 2018, with interest payable each May 30 and November 30, which commenced May 30, 2014.

•
Match Group Senior Notes - Match Group's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15; which were issued in exchange for 2012 Senior Notes on November 16, 2015.

•	Match Exchange Offer - Match Group exchanged $445 million of Match Group Senior Notes for a substantially like amount of 2012 Senior Notes on November 16, 2015.

•	Match Group Term Loan - an $800 million, seven-year term loan received by Match Group on November 16, 2015. On March 31, 2016, a $10 million principal payment was made.
Management Overview
IAC is a leading media and Internet company comprised of some of the world's most recognized brands and products, such as HomeAdvisor, Vimeo, About.com, Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, OkCupid, Tinder and PlentyOfFish.
For a more detailed description of the Company's operating businesses, see the Company's annual report on Form 10-K for the year ended December 31, 2015.
Substantially all of the revenue from our Publishing and Applications segment is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"). The Company's service agreement became effective on April 1, 2016, following the expiration of the previous services agreement. This services agreement expires on March 31, 2020; the Company may choose to terminate the agreement effective March 31, 2019. This services agreement requires that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its own policies and guidelines without advance notice; which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2016 and 2015, revenue earned from Google was $284.6 million and $339.6 million, respectively. For the three months ended March 31, 2016 and 2015, Google revenue represents 83% and 84% of Publishing revenue; and 91% and 95% of Applications revenue, respectively.
Recent Developments
During the first quarter of 2016, the Company purchased $30.0 million of its 2013 Senior Notes and $2.9 million of its 2012 Senior Notes. On April 30, 2016, an additional $25.0 million of the 2013 Senior Notes was redeemed.
During the first quarter of 2016, the Company repurchased 3.2 million shares of common stock at an average price of $44.54 per share.

On March 18, 2016, PriceRunner, which was part of the Other segment, was sold for $98.0 million resulting in a pre-tax gain of $13.5 million.
First Quarter 2016 Consolidated Results
For the three months ended March 31, 2016, the Company delivered 6% and 14% revenue and Adjusted EBITDA growth, respectively; however, operating income declined 39%. The revenue and Adjusted EBITDA increases were primarily driven by strong growth from the Match Group, HomeAdvisor and Video segments; partially offset by declines from the Applications and Publishing segments. The operating income decline, despite higher Adjusted EBITDA, was due primarily to an increase of $12.3 million in stock-based compensation ($11.2 million at Match Group and $1.2 million at Corporate) and a decrease of $10.7 million in gains from acquisition-related contingent consideration fair value adjustments.
Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015
Revenue

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$285,283	$50,214	21%	$235,069
HomeAdvisor	111,489	35,645	47%	75,844
Publishing	166,002	(13,023)	(7)%	179,025
Applications	159,796	(37,671)	(19)%	197,467
Video	55,095	8,623	19%	46,472
Other	41,632	2,779	7%	38,853
Inter-segment eliminations	(118)	100	46%	(218)
Total	$819,179	$46,667	6%	$772,512
Match Group revenue increased 21% driven by a 24% increase in Dating revenue attributable to 23% higher Direct revenue. Direct revenue growth was primarily driven by higher Average PMC at both North America and International, up 26% and 58%, respectively, due mainly to strong contributions from Tinder and PlentyOfFish, which was acquired on October 28, 2015, partially offset by 10% lower ARPPU due to the continued business mix shift towards lower ARPPU brands including Tinder and PlentyOfFish. Non-dating revenue remained flat year-over-year.
HomeAdvisor revenue increased 47% due primarily to 59% growth at the HomeAdvisor domestic business and 13% growth at the HomeAdvisor International business. HomeAdvisor domestic revenue growth was driven by a 51% increase in service requests and a 45% increase in Paying SPs.
Publishing revenue decreased 7% due to 16% lower Ask & Other revenue, partially offset by 3% higher Premium Brands revenue. Ask & Other revenue decreased due primarily to a decline in revenue at Ask.com and certain legacy businesses. Premium Brands revenue increased due primarily to strong growth at Investopedia and The Daily Beast.
Applications revenue decreased 19% due to a 35% decline in Partnerships and an 11% decline in Consumer. Partnerships revenue decreased due primarily to the loss of certain partners. The Consumer decline was driven by lower search revenue from our downloadable desktop applications, partially offset by strong growth at Apalon, our mobile applications business, and SlimWare.
Video revenue increased 19% due primarily to strong growth at Electus, Vimeo and Daily Burn, partially offset by $4.5 million lower revenue from IAC Films as the prior year benefited from the release of the movie While We're Young.
Other revenue increased 7% due to growth at ShoeBuy, partially offset by PriceRunner, which was sold during the current year period.

Cost of revenue

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$193,734	$6,997	4%	$186,737
As a percentage of revenue	24%			24%
Cost of revenue in 2016 increased from 2015 due to increases of $14.7 million from Match Group, $6.4 million from Video and $2.6 million from Other, partially offset by a decrease of $17.0 million from Applications.

•
The Match Group increase was due primarily to a significant increase in in-app purchase fees across multiple brands, including Tinder, the acquisitions of PlentyOfFish and Eureka, in October and April 2015, respectively, and higher hosting fees driven by growth in users and product features.

•
The Video increase was due primarily to a net increase in production costs at our media and video businesses and an increase in hosting fees related to Vimeo's subscription growth and expanded On Demand catalog.

•	The Other increase was due primarily to an increase in cost of products sold at ShoeBuy resulting from increased sales.

•	The Applications decrease was due primarily to a reduction of $18.4 million in traffic acquisition costs driven by a decline in revenue at Partnerships.
Selling and marketing expense

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$382,341	$19,859	5%	$362,482
As a percentage of revenue	47%			47%
Selling and marketing expense in 2016 increased from 2015 due to an increase of $23.3 million from HomeAdvisor, partially offset by a decrease of $6.0 million from Applications.

•
The HomeAdvisor increase was due primarily to increases of $14.0 million in online and offline marketing and $8.8 million in compensation due, in part, to an increase in the sales force at HomeAdvisor domestic.

•
The Applications decrease was due primarily to a decrease of $6.8 million in online marketing, which was primarily related to a decrease in revenue from our downloadable desktop applications at Consumer.

General and administrative expense

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$136,242	$21,448	19%	$114,794
As a percentage of revenue	17%			15%
General and administrative expense in 2016 increased from 2015 due to increases of $21.6 million from Match Group and $5.0 million from HomeAdvisor, partially offset by a decrease of $3.7 million from Applications.

•
The Match Group increase was due primarily to a decrease of $14.2 million in gains from acquisition-related contingent consideration fair value adjustments to a loss in the current year period resulting from the update of the future forecast of earnings and operating metrics related to certain acquired businesses and an increase of $5.9 million in stock-based compensation expense due to the issuance of new equity awards since the prior year at Dating.

•	The HomeAdvisor increase was due primarily to an increase in compensation as a result of increased headcount at HomeAdvisor domestic.

•	The Applications decrease was due primarily to a decrease of $3.3 million in acquisition-related contingent consideration fair value adjustments at Consumer.
Product development expense

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$55,830	$10,573	23%	$45,257
As a percentage of revenue	7%			6%
Product development expense in 2016 increased from 2015 due to increases of $6.4 million from Match Group, $2.5 million from Publishing and $1.1 million from HomeAdvisor.

•
The Match Group increase was primarily related to an increase of $4.9 million in stock-based compensation expense due primarily to the modification of certain equity awards, and the acquisitions of PlentyOfFish and Eureka in 2015.

•	The Publishing increase was due primarily to an increase in compensation at Premium Brands due, in part, to increased headcount at About.com.

•	The HomeAdvisor increase was due primarily to an increase in compensation and technology costs at HomeAdvisor domestic.
Depreciation

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$15,795	$227	1%	$15,568
As a percentage of revenue	2%			2%
Depreciation in 2016 remained essentially flat compared to 2015.
Adjusted EBITDA

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$64,586	$31,336	94%	$33,250
HomeAdvisor	4,966	5,802	NM	(836)
Publishing	11,414	(15,239)	(57)%	26,653
Applications	31,058	(14,491)	(32)%	45,549
Video	(16,901)	2,805	14%	(19,706)
Other	1,059	337	47%	722
Corporate	(10,296)	179	2%	(10,475)
Total	$85,886	$10,729	14%	$75,157

As a percentage of revenue	10%			10%
________________________
NM = not meaningful

Refer to Note 8 to the consolidated financial statements for reconciliations of Adjusted EBITDA to operating income (loss) by reportable segment and to net earnings attributable to IAC's shareholders.
Match Group Adjusted EBITDA increased 94% due primarily to higher revenue, reduced selling and marketing expense as a percentage of revenue as the revenue mix continues to shift towards brands with lower marketing spend, reduced losses from Non-dating and $1.2 million of lower costs in the current year period related to the consolidation and streamlining of technology systems and European operations at our Dating businesses ($2.1 million in the first quarter of 2016 as compared to $3.3 million in the first quarter of 2015).
HomeAdvisor Adjusted EBITDA increased $5.8 million from a loss of $0.8 million in the prior year to a profit of $5.0 million in the current year period due primarily to higher revenue, partially offset by increased investment in online and offline marketing and higher compensation due, in part, to increased headcount at HomeAdvisor domestic.
Publishing Adjusted EBITDA declined 57% due primarily to lower revenue from Ask & Other and an increase in product development expense at Premium Brands primarily due to an increase in compensation due, in part, to increased headcount at About.com. Selling and marketing expense at Publishing reflects a decrease in marketing spend at Ask & Other and an increase at Premium Brands. Adjusted EBITDA was further impacted by $1.4 million in restructuring costs.
Applications Adjusted EBITDA decreased 32% due primarily to lower revenue and decreases in cost of revenue and selling and marketing expense. The decrease in cost of revenue was due primarily to a decrease in traffic acquisition costs driven by a decline in revenue from Partnerships. Selling and marketing expense decreased primarily due to a decrease in online marketing, which was primarily related to a decrease in revenue from our downloadable desktop applications at Consumer. Adjusted EBITDA was further impacted by $0.7 million in restructuring costs.
Video Adjusted EBITDA loss decreased 14% due primarily to increased profits at Electus and a profit in the current year period at IAC Films.
Other Adjusted EBITDA increased 47% due to growth at ShoeBuy, partially offset by PriceRunner, which was sold in the current year period.
Corporate Adjusted EBITDA loss decreased 2% due to lower professional fees.
Operating income (loss)

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$29,188	$2,148	8%	$27,040
HomeAdvisor	1,914	5,911	NM	(3,997)
Publishing	6,776	(12,600)	(65)%	19,376
Applications	27,678	(11,228)	(29)%	38,906
Video	(17,485)	2,984	15%	(20,469)
Other	(102)	439	81%	(541)
Corporate	(26,552)	(1,356)	(5)%	(25,196)
Total	$21,417	$(13,702)	(39)%	$35,119

As a percentage of revenue	3%			5%
Operating income in 2016 decreased from 2015 despite an increase of $10.7 million in Adjusted EBITDA described above due to an increase of $12.3 million in stock-based compensation expense, a decrease of $10.7 million in gains from acquisition-related contingent consideration fair value adjustments and an increase of $1.3 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to the issuance of equity awards since the prior year and charges associated with the modification of certain equity awards in the current year period. The decrease in gains related to acquisition-related contingent consideration fair value adjustments was the result of an update of the future forecast of earnings and operating metrics related to certain acquired businesses. The increase in amortization of intangibles was due primarily to acquisitions at Dating in the prior year, partially offset by several intangible assets becoming fully amortized at About.com.
At March 31, 2016, there was $227.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Interest expense

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense	$(27,860)	$(13,796)	(98)%	$(14,064)
Interest expense in 2016 increased from 2015 due primarily to the $800 million of borrowings under the Match Group Term Loan as well as the 2% higher interest rate associated with the exchange of $445 million of Match Group Senior Notes for a substantially like amount of 2012 Senior Notes.
Other income, net

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other income, net	$15,897	$8,909	127%	$6,988
Other income, net in 2016 includes a $13.5 million pre-tax gain related to the sale of PriceRunner and $4.5 million in net foreign currency exchange gains, partially offset by $2.3 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
Other income, net in 2015 primarily includes net foreign currency exchange gains and reduced losses associated with our equity method investments.
Income tax provision

	Three Months Ended March 31,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax provision	$(1,520)	NM	NM	$(6,180)
In 2016, the Company recorded an income tax provision for continuing operations of $1.5 million, which represents an effective income tax rate of 16%. The effective income tax rate is lower than the statutory rate of 35% due primarily to the non-taxable gain on the sale of PriceRunner, partially offset by the non-deductible loss on contingent consideration fair value adjustments and the unbenefited loss associated with the other-than-temporary impairment charges related to certain of the Company's cost method investments.
In 2015, the Company recorded an income tax provision for continuing operations of $6.2 million, which represents an effective income tax rate of 22%. The effective income tax rate was lower than the statutory rate of 35% due primarily to the non-taxable gain on contingent consideration fair value adjustments and a reduction in tax reserves and related interest due to the expiration of statutes of limitations.
For further details of income tax matters see Note 2—Income Taxes to the consolidated financial statements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	March 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents:
United States (1)	$855,768	$1,109,331
All other countries (2) (3)	382,896	372,116
Total cash and cash equivalents	1,238,664	1,481,447
Time deposits (Foreign) (3)	87,500	—
Marketable securities (United States) (4)	106,316	39,200
Total cash and cash equivalents, time deposits and marketable securities (5)	$1,432,480	$1,520,647

Match Group Debt:
Match Group Term Loan, final payment due November 16, 2022	$790,000	$800,000
6.75% Senior Notes due December 15, 2022 (the "Match Group Senior Notes"); interest payable each June 15 and December 15 which commences June 15, 2016	445,172	445,172
Total Match Group long-term debt	1,235,172	1,245,172
Less: Current portion of Match Group long-term debt	40,000	40,000
Less: Unamortized original issue discount and original issue premium, net	11,266	11,691
Less: Match Group unamortized debt issuance costs	16,009	16,610
Total Match Group debt, net of current portion	1,167,897	1,176,871

IAC Debt:
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	470,003	500,000
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	51,817	54,732
Total IAC long-term debt	521,820	554,732
Less: Current portion of long-term debt	25,000	—
Less: IAC unamortized debt issuance costs	3,845	4,649
Total IAC debt, net of current portion	492,975	550,083

Total long-term debt, net of current portion	$1,660,872	$1,726,954
(1) Domestically, cash equivalents primarily consist of AAA rated money market funds, commercial paper rated A1/P1 or better and treasury discount notes.
(2) Internationally, cash equivalents primarily consist of AAA rated money market funds and time deposits with maturities of less than 91 days from the date of purchase.
(3) If needed for our U.S. operations, most of the cash and cash equivalents and time deposits held by the Company's foreign subsidiaries could be repatriated; however, under current law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax because the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.
(4) Marketable securities consist of treasury discount notes, short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in equity securities as part of its investment strategy.
(5) At March 31, 2016, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $50.6 million and $85.3 million, respectively. At December 31, 2015, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $34.4 million and $53.8 million, respectively. Marketable securities at both March 31, 2016 and December 31, 2015 include $11.6 million at Match Group. Agreements governing Match Group’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company. In addition, Match Group is a separate and distinct legal entity with its own public shareholders and has no obligation to provide the Company with funds. As a result, we may not freely access the cash of Match Group and its subsidiaries.
Cash Flow Information
In summary, the Company's cash flows attributable to continuing operations are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$24,097	$(3,810)
Net cash used in investing activities	(76,069)	(65,967)
Net cash used in financing activities	(190,526)	(237,576)
2016
Net cash provided by operating activities attributable to continuing operations consists of earnings from continuing operations, adjusted for stock-based compensation expense, depreciation, amortization of intangibles, deferred income taxes, acquisition-related contingent consideration fair value adjustments, excess tax benefits, adjustments related to gains on the sale of a business and long-term investments, and the effect of changes in working capital. Adjustments to earnings primarily consist of $31.2 million of stock-based compensation expense, $15.8 million of depreciation and $13.8 million of amortization of intangibles, $15.3 million in excess tax benefits and $14.7 million of gains on the sale of a business and long-term investments. The decrease from changes in working capital consist primarily of a decrease in income taxes payable of $37.5 million and a decrease in accounts payable and other current liabilities of $10.8 million, partially offset by an increase in deferred revenue of $19.5 million. The decrease in income taxes payable is primarily due to the payment of 2015 tax liabilities in 2016. The decrease in accounts payable and other current liabilities is due to (i) a decrease in accrued employee compensation and benefits mainly related to the payment of 2015 cash bonuses in 2016, (ii) a decrease in VAT payables related to timing of payments and (iii) a seasonal decrease in payables to suppliers at ShoeBuy, partially offset by an increase in accrued advertising expense at Match Group mainly due to increased expenses. The increase in deferred revenue is mainly due to growth in Match Group's membership revenue, partially offset by a decrease at Electus due to the timing of cash received related to various production deals.
Net cash used in investing activities attributable to continuing operations in 2016 includes the purchase of time deposits (with maturities of greater than 90 days from the date of purchase) of $87.5 million, the purchase of marketable debt securities of $66.9 million and capital expenditures of $16.1 million, primarily related to the internal development of our software to support our products and services, partially offset by net proceeds from the sale of a business and long-term investments of $93.1 million, which mainly consists of proceeds from the sale of PriceRunner.
Net cash used in financing activities attributable to continuing operations in 2016 includes $135.9 million for the repurchase of 3.1 million shares of common stock at an average price of $44.45 per share, $32.9 million for the repurchase of a portion of the 2012 and 2013 Senior Notes, $14.9 million in net payments related to the issuance of IAC common stock, net of withholding taxes, and the first quarterly principal payment of $10.0 million on the Match Group Term Loan, partially offset by excess tax benefits from stock-based awards of $15.3 million.

2015
Adjustments to earnings from continuing operations primarily consist of $18.9 million of stock-based compensation expense, $15.6 million of depreciation, $12.6 million of amortization of intangibles, $16.8 million of excess tax benefits and $7.0 million in gains from acquisition-related contingent consideration fair value adjustments. The decrease from changes in working capital consist primarily of a decrease in income taxes payable of $41.4 million, a decrease of $33.8 million in accounts payable and other current liabilities, partially offset by an increase in deferred revenue of $23.0 million. The decrease in income taxes payable is primarily due to the payment of 2014 tax liabilities in 2015. The decrease in accounts payable and other current liabilities is due to a decrease in accrued employee compensation and benefits, a decrease in accrued revenue share and a seasonal decrease in payables to suppliers at ShoeBuy, partially offset by an increase in accrued advertising expense at Match Group. The decrease in accrued employee compensation and benefits is due to the payment of 2014 cash bonuses in 2015. The decrease in accrued revenue share is due to lower Partnerships revenue in the Applications segment. The increase in deferred revenue is due to growth in membership and subscription revenue at Match Group and Vimeo, respectively, and acquisitions.
Net cash used in investing activities attributable to continuing operations in 2015 includes the purchase of marketable debt securities, net of proceeds from maturities and sales of marketable debt securities, of $41.9 million, the purchase of investments and acquisitions of $14.1 million and capital expenditures of $12.9 million, primarily related to the internal development of software to support our products and services.
Net cash used in financing activities attributable to continuing operations in 2015 includes $200.0 million for the repurchase of 3.0 million shares of common stock at an average price of $67.68 per share, $28.7 million related to the payment of cash dividends to IAC shareholders, $15.3 million for the purchase of noncontrolling interests and $10.3 million in net payments related to the issuance of common stock from stock-based awards, net of withholding taxes, partially offset by excess tax benefits from stock-based awards of $16.8 million.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. IAC has a $300 million revolving credit facility that expires on October 7, 2020 (the "IAC Credit Facility"). The obligations under the IAC Credit Facility are secured by the stock of certain IAC domestic and foreign subsidiaries and unconditionally guaranteed by certain wholly-owned IAC domestic subsidiaries. At March 31, 2016, there were no outstanding borrowings under the IAC Credit Facility. Match Group, under a credit agreement (the "Match Group Credit Agreement") entered into in 2015, has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At March 31, 2016, there were no outstanding borrowings under the Match Group Credit Facility.
On November 16, 2015, Match Group completed the Match Exchange Offer. Promptly following the closing of the Match Exchange Offer, substantially all of the restrictive covenants of the 2012 Senior Notes were eliminated and Match Group and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
On November 16, 2015, Match Group borrowed $800 million under the Match Group Credit Agreement, in the form of a seven-year term loan. Principal payments of $10 million under the Match Group Term Loan are due quarterly through maturity, at which point a final principal payment of $530 million will become due. Additionally, the Match Group Term Loan may require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which is governed by the net secured leverage ratio. The Match Group Term Loan bears interest, at Match Group's option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, with, in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan. The Match Group Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank equally with each other, and have priority over the Match Group Senior Notes to the extent of the value of the assets securing the borrowings under the Match Group Credit Agreement.
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to incur additional indebtedness in the event our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. In addition, the terms of the IAC Credit Facility require that we maintain a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. The indenture governing the Match Group Senior Notes restricts Match Group's ability to incur additional indebtedness in the event they are not in compliance with the maximum leverage ratio of 5.0 to 1.0. Additionally, the terms of the Match Group Credit Facility require Match Group to maintain a leverage ratio of not more than 5.00 to 1.00 and a minimum interest coverage ratio of not less than 2.50 to 1.00. As of March 31, 2016, IAC and Match Group were in compliance with all applicable covenants.
There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit Match Group's ability and the ability of its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Match Group Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Match Group Term Loan are unconditionally guaranteed by certain wholly-owned Match Group domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. In addition, Match Group is a separate and distinct legal entity with its own public shareholders and has no obligation to provide the Company with funds. As a result, we may not freely access the cash of Match Group and its subsidiaries. Match Group generated $75.0 million and $40.0 million of operating cash flows for the three months ended March 31, 2016 and 2015.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company expects that 2016 capital expenditures will be higher than 2015 by approximately 25% to 35%, driven mostly by leasehold improvements related to a new lease for Match Group's corporate headquarters, as well costs related to a new Match Group data center, and HomeAdvisor's sales center expansion.
At March 31, 2016, IAC had 2.4 million shares remaining in its share repurchase authorization. Between April 1, 2016 and May 3, 2016, IAC repurchased 1.4 million shares of common stock for aggregate consideration of $65.3 million. On May 3, 2016, IAC’s Board of Directors gave the Company the authorization to repurchase an additional 10 million shares of common stock. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook. On February 2, 2016, IAC announced that it has suspended the quarterly cash dividend program.
The Company believes its existing cash, cash equivalents, time deposits and marketable securities and expected positive cash flows generated from operations will be sufficient to fund our normal operating requirements, including capital expenditures, debt service, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our respective products and services. The Company’s indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditure or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$165,228	$713,684	$216,469	$1,206,995	$2,302,376
Operating leases(c)	35,874	58,604	31,239	193,630	319,347
Purchase obligations(d)	10,669	20,054	—	—	30,723
Total contractual cash obligations	$211,771	$792,342	$247,708	$1,400,625	$2,652,446
_______________________________________________________________________________

(a)
The Company has excluded $41.0 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see Note 2 to the consolidated financial statements.

(b)
Represents contractual amounts due including interest. Long-term debt at March 31, 2016 consists of $967.0 million which bears interest at fixed rates and $790 million ("Match Group Term Loan") which bears interest at a variable rate. The Match Group Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%. The amount of interest ultimately paid on the Match Group Term Loan may differ based on future changes in interest rates.

(c)
The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table above.

(d)	The purchase obligations principally include web hosting commitments.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of March 31, 2016.

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
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as content, technology, customer lists, advertiser and supplier relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks and goodwill, that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of Adjusted EBITDA to operating income (loss) by reportable segment and to net earnings attributable to IAC shareholders for the three months ended March 31, 2016 and 2015, see Note 8 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2016, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

Overview

In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither the Company nor any of our subsidiaries is currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incident to the registrant’s business) and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of IAC management, none of the pending litigation matters which we are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.

Securities Class Action Litigation against Match Group

On February 26, 2016, a putative nationwide class action was filed in federal court in Texas against Match Group, five of its officers and directors, and twelve underwriters of Match Group's Company’s initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas).  The complaint alleges that Match Group's registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) Match Group's Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations- Management Overview") would decline substantially in the quarter ended December 31, 2015.  The complaint asserts that these alleged failures to timely disclose material information caused Match Group's stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015.  The complaint pleads claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for the Company’s alleged violations.  The complaint seeks class certification, damages in an unspecified amount and attorneys’ fees.  On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff.  See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas).  On April 25, 2016, Judge Boyle in the Chan case issued an order granting the parties’ joint motion to transfer that case to Judge Lindsay, who is presiding over the earlier-filed Stein case.  On April 27, 2016, various current or former shareholders in Match Group and their respective law firms filed motions seeking appointment as lead plaintiff(s) and lead or liaison counsel for the putative class.  On April 28, 2016, the Court issued orders: (i) consolidating the Chan case into the Stein case, (ii) approving the parties’ stipulation to extend the defendants’ time to respond to the complaint until after the Court has appointed a lead plaintiff and lead counsel for the putative class and has set a schedule for the plaintiff’s filing of a consolidated complaint and the defendants’ response to that pleading, and (iii) referring the various motions for appointment of lead plaintiff(s) and lead or liaison counsel for the putative class to a United States Magistrate Judge for determination.  We and Match Group believe that the allegations in these lawsuits are without merit and will defend vigorously against them.
Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends and prospects in the industries in which IAC's businesses operate and other similar matters. These forward-looking statements are based on IAC management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in industry standards and technology, actual tax liabilities that differ materially from our estimates, operational and financial risks relating to acquisitions, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2015. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
During the quarter ended March 31, 2016, the Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 2016	-	-	-	5,606,904
February 2016	1,715,676	$42.40	1,715,676	3,891,228
March 2016	1,506,902	$46.59	1,506,902	2,384,326(2)
Total	3,222,578	$44.54	3,222,578	2,384,326(2)(3)
_______________________________________________________________________________

(1)	Reflects repurchases made pursuant to the repurchase authorization previously announced in April 2013.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of March 31, 2016 pursuant to the April 2013 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

(3)
On May 3, 2016, IAC's Board of Directors gave IAC the authorization to repurchase up to an additional 10 million shares of common stock. Just as with the April 2013 repurchase authorization, IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.1	Amendment No. 1 to Employee Matters Agreement, dated as April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 99.2 to the Schedule 13D filed by IAC/InterActiveCorp on April 14, 2016.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 10, 2016
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	May 10, 2016
Glenn H. Schiffman

QuickLinks

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
IAC/INTERACTIVECORP CONSOLIDATED BALANCE SHEET (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
IAC/INTERACTIVECORP CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS (Unaudited)
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