Form 10-Q
period 2016-06-30
IAC/INTERACTIVECORP
filed 2016-08-09
CIK 891103

As filed with the Securities and Exchange Commission on August 9, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2016, the following shares of the registrant's common stock were outstanding:

Common Stock	73,786,540
Class B Common Stock	5,789,499
Total outstanding Common Stock	79,576,039
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 22, 2016 was $4,393,601,209. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,245,984	$1,481,447
Marketable securities	79,208	39,200
Accounts receivable, net of allowance of $16,802 and $16,528, respectively	189,491	250,077
Other current assets	278,185	174,286
Total current assets	1,792,868	1,945,010

Property and equipment, net of accumulated depreciation and amortization of $312,916 and $284,494, respectively	306,999	302,817
Goodwill	1,937,675	2,245,364
Intangible assets, net	395,262	440,828
Long-term investments	127,318	137,386
Other non-current assets	99,900	117,286
TOTAL ASSETS	$4,660,022	$5,188,691

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$50,000	$40,000
Accounts payable, trade	61,749	86,883
Deferred revenue	285,733	258,412
Accrued expenses and other current liabilities	294,724	383,251
Total current liabilities	692,206	768,546

Long-term debt, net of current portion	1,655,259	1,726,954
Income taxes payable	33,083	33,692
Deferred income taxes	259,738	348,773
Other long-term liabilities	82,382	64,510

Redeemable noncontrolling interests	38,421	30,391

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 255,255,243 and 254,014,976 shares, respectively and outstanding 73,752,254 and 77,245,709 shares, respectively	255	254
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,862,670	11,486,315
Retained earnings	144,901	331,394
Accumulated other comprehensive loss	(117,407)	(152,103)
Treasury stock 191,870,989 and 187,137,267 shares, respectively	(10,075,985)	(9,861,350)
Total IAC shareholders' equity	1,814,450	1,804,526
Noncontrolling interests	84,483	411,299
Total shareholders' equity	1,898,933	2,215,825
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,660,022	$5,188,691
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue	$745,439	$771,132	$1,564,618	$1,543,644
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	170,397	177,963	364,131	364,700
Selling and marketing expense	295,525	324,710	677,866	687,192
General and administrative expense	152,135	129,349	288,377	244,143
Product development expense	49,911	46,430	105,741	91,687
Depreciation	17,575	15,500	33,370	31,068
Amortization of intangibles	36,975	14,411	50,795	26,966
Goodwill impairment	275,367	—	275,367	—
Total operating costs and expenses	997,885	708,363	1,795,647	1,445,756
Operating (loss) income	(252,446)	62,769	(231,029)	97,888
Interest expense	(27,644)	(15,214)	(55,504)	(29,278)
Other (expense) income, net	(7,192)	(1,638)	8,705	5,350
(Loss) earnings from continuing operations before income taxes	(287,282)	45,917	(277,828)	73,960
Income tax benefit	96,740	11,968	95,220	5,788
(Loss) earnings from continuing operations	(190,542)	57,885	(182,608)	79,748
Loss from discontinued operations, net of tax	—	(153)	—	(28)
Net (loss) earnings	(190,542)	57,732	(182,608)	79,720
Net (earnings) loss attributable to noncontrolling interests	(4,233)	1,573	(3,885)	5,990
Net (loss) earnings attributable to IAC shareholders	$(194,775)	$59,305	$(186,493)	$85,710

Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations	$(2.45)	$0.72	$(2.31)	$1.03
Diluted (loss) earnings per share from continuing operations	$(2.45)	$0.68	$(2.31)	$0.98
Basic (loss) earnings per share	$(2.45)	$0.72	$(2.31)	$1.03
Diluted (loss) earnings per share	$(2.45)	$0.68	$(2.31)	$0.97

Dividends declared per share	$—	$0.34	$—	$0.68

Stock-based compensation expense by function:
Cost of revenue	$694	$294	$1,307	$539
Selling and marketing expense	1,690	3,119	3,561	4,842
General and administrative expense	20,516	20,039	41,709	34,637
Product development expense	4,864	2,497	12,372	4,842
Total stock-based compensation expense	$27,764	$25,949	$58,949	$44,860
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net (loss) earnings	$(190,542)	$57,732	$(182,608)	$79,720
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment (a)	(3,341)	8,613	12,404	(48,001)
Change in unrealized gains and losses of available-for-sale securities (net of tax benefits of $482 and $783 for the three and six months ended June 30, 2016, respectively, and net of tax benefits of $126 and $182 for the three and six months ended June 30, 2015, respectively) (b)	(3,782)	3,615	1,655	4,249
Total other comprehensive (loss) income, net of tax	(7,123)	12,228	14,059	(43,752)
Comprehensive (loss) income	(197,665)	69,960	(168,549)	35,968
Comprehensive (income) loss attributable to noncontrolling interests	(3,553)	2,323	(4,379)	7,147
Comprehensive (loss) income attributable to IAC shareholders	$(201,218)	$72,283	$(172,928)	$43,115
________________________
(a) The three and six months ended June 30, 2016 include amounts reclassified out of other comprehensive income into earnings. See Note 8 - Accumulated Other Comprehensive Loss for additional information.
(b) The three and six months ended June 30, 2016 and June 2015 include unrealized gains reclassified out of other comprehensive income into earnings. See Note 5 - Marketable Securities and Note 8 - Accumulated Other Comprehensive Loss for additional information.
.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive (Loss) Income		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance of December 31, 2015	$30,391	$254	254,015	$16	16,157	$11,486,315	$331,394	$(152,103)	$(9,861,350)	$1,804,526	$411,299	$2,215,825
Net (loss) earnings for the six months ended June 30, 2016	(2,584)	—	—	—	—	—	(186,493)	—	—	(186,493)	6,469	(180,024)
Other comprehensive income, net of tax	22	—	—	—	—	—	—	13,565	—	13,565	472	14,037
Stock-based compensation expense	816	—	—	—	—	27,937	—	—	—	27,937	26,510	54,447
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,240	—	—	(12,705)	—	—	—	(12,704)	—	(12,704)
Income tax benefit related to stock-based awards	—	—	—	—	—	20,327	—	—	—	20,327	—	20,327
Purchase of treasury stock	—	—	—	—	—	—	—	—	(214,635)	(214,635)	—	(214,635)
Purchase of redeemable noncontrolling interests	(2,411)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	13,388	—	—	—	—	(12,966)	—	—	—	(12,966)	—	(12,966)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	2,857	2,857
Reallocation of shareholders' equity balances related to the noncontrolling interests created in the Match Group initial public offering	—	—	—	—	—	342,507	—	21,131	—	363,638	(363,638)	—
Changes in noncontrolling interests of Match Group due to the issuance of its common stock	—	—	—	—	—	(937)	—	—	—	(937)	937	—
Noncontrolling interests created in a recent acquisition	—	—	—	—	—	12,222	—	—	—	12,222	—	12,222
Other	(1,201)	—	—	—	—	(30)	—	—	—	(30)	(423)	(453)
Balance as of June 30, 2016	$38,421	$255	255,255	$16	16,157	$11,862,670	$144,901	$(117,407)	$(10,075,985)	$1,814,450	$84,483	$1,898,933
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
(Loss) earnings from continuing operations	$(182,608)	$79,748
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	58,949	44,860
Depreciation	33,370	31,068
Amortization of intangibles	50,795	26,966
Goodwill impairment	275,367	—
Excess tax benefits from stock-based awards	(21,871)	(36,465)
Deferred income taxes	(90,902)	7,260
Equity in losses of unconsolidated affiliates	414	477
Acquisition-related contingent consideration fair value adjustments	10,470	(16,946)
Gains on sale of businesses and investments, net	(13,137)	(144)
Other adjustments, net	20,869	9,013
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	47,855	2,710
Other assets	(20,053)	(6,458)
Accounts payable and other current liabilities	(88,150)	(33,413)
Income taxes payable	(48,028)	(63,304)
Deferred revenue	32,589	40,407
Net cash provided by operating activities attributable to continuing operations	65,929	85,779
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(2,524)	(43,286)
Capital expenditures	(35,133)	(26,816)
Purchase of time deposits	(87,500)	—
Proceeds from maturities of time deposits	87,500	—
Proceeds from maturities and sales of marketable debt securities	32,500	14,613
Purchases of marketable debt securities	(79,366)	(93,134)
Purchases of investments	(5,056)	(12,840)
Net proceeds from the sale of businesses and investments	103,735	6,203
Other, net	4,815	2,396
Net cash provided by (used in) investing activities attributable to continuing operations	18,971	(152,864)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(214,635)	(200,000)
Proceeds from Match Group 2016 Senior Notes offering	400,000	—
Principal payments on Match Group Term Loan	(410,000)	—
Debt issuance costs	(4,621)	—
Repurchase of Senior Notes	(61,110)	—
Dividends	—	(56,729)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(13,097)	(20,656)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	2,176	—
Excess tax benefits from stock-based awards	21,871	36,465
Purchase of noncontrolling interests	(2,411)	(15,338)
Acquisition-related contingent consideration payments	(2,150)	(5,705)
Increase in restricted cash related to bond redemptions	(30,002)	—
Other, net	(488)	430
Net cash used in financing activities attributable to continuing operations	(314,467)	(261,533)
Total cash used in continuing operations	(229,567)	(328,618)
Total cash used in discontinued operations	—	(243)
Effect of exchange rate changes on cash and cash equivalents	(5,896)	(5,135)
Net decrease in cash and cash equivalents	(235,463)	(333,996)
Cash and cash equivalents at beginning of period	1,481,447	990,405
Cash and cash equivalents at end of period	$1,245,984	$656,409
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of marketable securities and other investments; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Certain Risks and Concentrations
A substantial portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"). The Company's service agreement became effective on April 1, 2016, following the expiration of the previous services agreement. This services agreement expires on March 31, 2020; the Company may choose to terminate the agreement effective March 31, 2019. This services agreement requires that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its own policies and guidelines without advance notice; which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and six months ended June 30, 2016, revenue earned from Google was $181.5 million and $466.2 million, respectively. For the three and six months ended June 30, 2015, revenue earned from Google was $308.2 million and $647.8 million, respectively. This revenue is earned by the businesses comprising the Publishing and Applications segments. For the three and six months ended June 30, 2016, revenue earned from Google represents 69% and 78% of Publishing revenue and 85% and 88% of Applications revenue, respectively. For the three and six months ended June 30, 2015, revenue earned from Google represents 82% and 83% of Publishing revenue and 94% and 94% of Applications revenue, respectively. Accounts receivable related to revenue earned from Google totaled $57.2 million and $97.2 million at June 30, 2016 and December 31, 2015, respectively.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU 2014-09 may either be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements, and the method and timing of adoption.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reallocation of Noncontrolling Interests
During the quarter ended March 31, 2016, the Company reallocated amounts within the accounts comprising shareholders' equity to correct the amount of noncontrolling interests that was initially recorded following the initial public offering ("IPO") of Match Group, which occurred on November 24, 2015. The noncontrolling interests should have been recorded using the net book value of Match Group rather than the net IPO proceeds. In addition, the adjustment allocates the proportionate share of the accumulated other comprehensive loss to the noncontrolling interests balance. The reallocation has no effect on net income or earnings per share. Based on our assessment of both qualitative and quantitative factors, the reallocation was not considered material to the consolidated financial statements of the Company as of and for: (i) the year ended December 31, 2015, (ii) the three months ended March 31, 2016; and (iii) the six months ended June 30, 2016. Therefore, the adjustment was initially reflected in the consolidated financial statements of the Company as of and for the three months ended March 31, 2016 and will, therefore, also be reflected in the year-to-date consolidated financial statements of each subsequent interim period in 2016 and the annual consolidated financial statements for the year ending December 31, 2016.
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
For the three and six months ended June 30, 2016, the Company recorded an income tax benefit for continuing operations of $96.7 million and $95.2 million, respectively, which, in each case, represents an effective income tax rate of 34%. The effective tax rate each period is lower than the statutory rate of 35% due primarily to the non-deductible portion of the goodwill impairment at the Publishing segment, partially offset by state taxes. For the three and six months ended June 30, 2015, the Company recorded an income tax benefit for continuing operations of $12.0 million and $5.8 million, respectively. The income tax benefit for each period is due primarily to the realization of certain deferred tax assets, a reduction in tax reserves and related interest due to the expiration of statutes of limitations, and the non-taxable gain on contingent consideration fair value adjustments, partially offset by state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At June 30, 2016 and December 31, 2015, the Company has accrued $2.8 million and $2.5 million, respectively, for the payment of interest. At June 30, 2016 and December 31, 2015, the Company has accrued $1.9 million and $2.2 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service has substantially completed its audit of the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. The statute of limitations for the years 2010 through 2012 has been extended to March 31, 2017. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At June 30, 2016 and December 31, 2015, unrecognized tax benefits, including interest, are $42.4 million and $43.4 million, respectively. If unrecognized tax benefits at June 30, 2016 are subsequently recognized, $39.4 million, net of related deferred tax assets and interest, would reduce the income tax provision for continuing operations. The comparable amount as of December 31, 2015 was $41.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $10.6 million within twelve months of June 30, 2016, primarily due to expirations of statutes of limitations; $10.2 million of which would reduce the income tax provision for continuing operations.
NOTE 3—BUSINESS COMBINATION
On October 28, 2015, Match Group completed the acquisition of Plentyoffish Media Inc. ("PlentyOfFish"), a leading provider of subscription-based and ad-supported online personals servicing North America, Europe, Latin America and Australia. Services are provided through websites and mobile applications that PlentyOfFish owns and operates. The purchase price was $574.1 million in cash and is net of a $0.9 million working capital adjustment paid to Match Group in the second quarter of 2016. The financial results of PlentyOfFish are included in the Company's consolidated financial statements, within the Match Group segment, beginning October 28, 2015.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash and cash equivalents	$4,626
Other current assets	4,460
Computer and other equipment	2,990
Goodwill	488,644
Intangible assets	84,100
Other non-current assets	1,073
Total assets	585,893
Current liabilities	(6,418)
Other long-term liabilities	(5,325)
Net assets acquired	$574,150
The purchase price was based on the expected financial performance of PlentyOfFish, not on the value of the net identifiable assets at the time of acquisition, which resulted in a significant portion of the purchase price being attributed to goodwill. The expected financial performance of PlentyOfFish reflects that it is complementary and synergistic to the existing Match Group dating businesses.
Intangible assets are as follows:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	(In thousands)	Weighted-Average Useful Life (Years)
Indefinite-lived trade name	$66,300	Indefinite
Customer relationships	10,100	Less than 1
New registrants	3,100	Less than 1
Non-compete agreement	3,000	5
Developed technology	1,600	2
Total intangible assets acquired	$84,100
PlentyOfFish's other current assets, property and equipment, other non-current assets, current liabilities and other long-term liabilities were reviewed and adjusted to their fair values at the date of acquisition, as necessary. The fair values of trade names, customer relationships and the non-compete agreement were determined using variations of the income approach; specifically, in respective order, the relief from royalty, excess earnings and with or without methodologies. The fair values of new registrants and developed technology were determined using a cost approach that utilized the cost to replace methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
Pro forma Financial Information
The unaudited pro forma financial information in the table below presents the combined results of the Company and PlentyOfFish as if the acquisition of PlentyOfFish had occurred on January 1, 2015. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition actually occurred on January 1, 2015. For the three and six months ended June 30, 2015, pro forma adjustments reflected below include decreases to revenue of $1.7 million and $8.3 million, respectively, related to the write-off of deferred revenue at the date of acquisition and increases of $5.2 million and $9.0 million, respectively, in amortization of intangible assets.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In thousands, except per share data)
Revenue	$790,486	$1,575,155
Net earnings attributable to IAC shareholders	$62,746	$89,947
Basic earnings per share attributable to IAC shareholders	$0.76	$1.08
Diluted earnings per share attributable to IAC shareholders	$0.72	$1.02

NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Goodwill	$1,937,675	$2,245,364
Intangible assets with indefinite lives	336,078	380,137
Intangible assets with definite lives, net	59,184	60,691
Total goodwill and intangible assets, net	$2,332,937	$2,686,192

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the six months ended June 30, 2016:

	Balance at December 31, 2015	Additions	Deductions	Impairment	Foreign Exchange Translation	Balance at June 30, 2016
	(In thousands)
Match Group	$1,293,109	$603	$(2,983)	$—	$16,448	$1,307,177
HomeAdvisor	150,251	—	—	—	103	150,354
Publishing	277,192	—	(1,968)	(275,367)	143	—
Applications	447,242	—	—	—	—	447,242
Video	15,590	9,649	—	—	—	25,239
Other	61,980	—	(55,117)	—	800	7,663
Total	$2,245,364	$10,252	$(60,068)	$(275,367)	$17,494	$1,937,675
The June 30, 2016 goodwill balance includes accumulated impairment losses of $598.0 million, $529.1 million, $11.6 million and $42.1 million at Publishing, Applications, Connected Ventures (included in the Video segment), and ShoeBuy (included in the Other segment), respectively.
The additions primarily relate to the acquisition of VHX (included in the Video segment). The deductions primarily relate to the sale of PriceRunner (included in the Other segment).
The Company performs its annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1. In each reporting period, the Company assesses whether any events have occurred or circumstances have changed that would make it more likely than not that the carrying values of its reporting units and indefinite-lived intangible assets are in excess of their respective fair values. If the Company so concludes, the Company updates its estimate of the fair value of the applicable reporting unit and/or indefinite-lived intangible asset. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to the excess. Similarly, if the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment is recorded equal to the excess.
The Company concluded that it was more likely than not that the carrying value of the Publishing reporting unit and its indefinite-lived intangible assets were in excess of their respective fair values as of June 30, 2016 and, therefore, updated its estimated fair values of these assets as of that date. This conclusion was based upon the impact of new Google contract, traffic trends and monetization challenges and the anticipated corresponding impact on our estimate of fair value. In performing the first step of the goodwill impairment assessment, the Company determined the fair value of the Publishing reporting unit using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including judgment about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the Publishing DCF analysis were based on the Company's most recent forecast for the second half of 2016 and each of the years in the forecast period, which were updated to include the effects of the new Google contract, traffic trends and monetization challenges and the cost savings from our restructuring efforts. For years beyond the forecast period, the Company's estimated cash flows were based on forecasted growth rates. The discount rate used in the DCF analysis reflects the risks inherent in the expected future cash flows of the Publishing reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value of the Publishing reporting unit. To determine a peer group of companies for Publishing, we considered companies relevant in

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

terms of consumer use, monetization model, margin and growth characteristics and brand strength operating in their respective sectors.
The second step of the impairment calculation is to determine the fair value of the goodwill of the Publishing reporting unit. The estimated fair value of the Publishing reporting unit was allocated to all of its assets and liabilities (which included unrecognized intangible assets) as if the Publishing reporting unit had been acquired in a business combination on June 30, 2016 and the fair value of the reporting unit was the purchase price paid. Publishing's other current assets, property and equipment, other non-current assets, current liabilities and other long-term liabilities were reviewed and adjusted to their fair values at June 30, 2016 as necessary. The fair values of trade names, advertiser relationships, and certain existing content at About.com were determined using variations of the income approach; specifically, in respective order, the relief from royalty, with or without and excess earnings methodologies. The fair values of developed technology and certain existing content at Investopedia were determined using a cost approach that utilized the cost to replace methodology. The valuations of the intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates. The fair value of the goodwill of the Publishing reporting unit was determined to be zero and an impairment of the entire goodwill balance of $275.4 million was recognized in the second quarter of 2016. The goodwill impairment charge is a preliminary estimate that will be finalized in the third quarter of 2016.
The Company also recorded impairments of $11.6 million of certain trade names and trademarks in the second quarter of 2016. The impairments were due to reduced level of revenue and profits, which, in turn, also led to a reduction in the assumed royalty rates for these assets. The royalty rates used to value the trade names that were impaired ranged from 2% to 6% and the discount rate that was used reflects the risks inherent in the expected future cash flows of the trade names and trademarks.
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2015:

	Balance at December 31, 2014	Additions	Impairment	Foreign Exchange Translation	Allocation of IAC's former Search & Applications Segment Goodwill Based on Relative Fair Value	Balance at December 31, 2015
	(In thousands)
Search & Applications (a)	$774,822	$1,450	$—	$(1,230)	$(775,042)	$—

Match Group	791,474	547,910	—	(46,275)	—	1,293,109
HomeAdvisor	151,321	—	—	(1,070)	—	150,251
Publishing	—	3,504	—	963	272,725	277,192
Applications	—	—	—	—	447,242	447,242
Video	15,590	—	—	—	—	15,590
Other	21,719	—	(14,056)	(758)	55,075	61,980
Total	$1,754,926	$552,864	$(14,056)	$(48,370)	$—	$2,245,364
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
The additions primarily relate to Match Group's acquisitions of PlentyOfFish and Eureka. The goodwill impairment charge at ShoeBuy (included in the Other segment) was due to increased investment and the seasonal effect of high inventory levels as of October 1, 2015.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The December 31, 2015 goodwill balance includes accumulated impairment losses of $322.6 million, $529.1 million and $65.2 million, which were re-allocated from the former Search & Applications segment, to Publishing, Applications and PriceRunner (included in the Other segment), respectively, based on their relative fair values as of October 1, 2015 following the change in reportable segments that occurred during the fourth quarter of 2015. The goodwill balance at December 31, 2015 also includes accumulated impairment losses of $11.6 million and $42.1 million at Connected Ventures (included in the Video segment) and ShoeBuy (included in the Other segment), respectively.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. During the second quarter of 2016, the Company changed the classification of certain intangibles from indefinite-lived to definite-lived at Publishing. In addition, in connection with the goodwill impairment charge at Publishing described above, the Company recorded an $11.6 million impairment charge on certain indefinite-lived trade names. The impairment charge is included in "Amortization of intangibles" in the accompanying consolidated statement of operations. At June 30, 2016 and December 31, 2015, intangible assets with definite lives are as follows:

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Trade names	$65,746	$(42,385)	$23,361	3.2
Content	62,082	(53,228)	8,854	4.1
Technology	56,474	(39,205)	17,269	3.3
Customer lists	28,443	(22,709)	5,734	2.2
Advertiser and supplier relationships and other	10,346	(6,380)	3,966	4.3
Total	$223,091	$(163,907)	$59,184	3.4

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Content	$62,082	$(48,937)	$13,145	4.1
Technology	55,487	(37,012)	18,475	3.2
Trade names	32,123	(26,268)	5,855	2.5
Customer lists	28,836	(13,078)	15,758	2.1
Advertiser and supplier relationships and other	15,709	(8,251)	7,458	4.2
Total	$194,237	$(133,546)	$60,691	3.3
At June 30, 2016, amortization of intangible assets with definite lives for each of the next five years is estimated to be as follows:

For the twelve months ending June 30,	(In thousands)
2017	$32,581
2018	14,896
2019	7,044
2020	4,463
2021	200
Total	$59,184

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—MARKETABLE SECURITIES
At June 30, 2016, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$29,614	$45	$(15)	$29,644
Treasury discount notes	44,949	23	—	44,972
Total debt securities	74,563	68	(15)	74,616
Equity security	4,385	207	—	4,592
Total marketable securities	$78,948	$275	$(15)	$79,208
At December 31, 2015, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$27,765	$—	$(187)	$27,578
Equity security	8,659	2,963	—	11,622
Total marketable securities	$36,424	$2,963	$(187)	$39,200
The unrealized gains and losses in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The gross unrealized losses on the marketable debt securities relate primarily to changes in interest rates. The Company does not consider the gross unrealized losses to be other-than-temporary because the Company does not intend to sell the marketable debt securities that generated the gross unrealized losses at June 30, 2016, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be maturity. The aggregate fair value of available-for-sale marketable debt securities with unrealized losses is $17.3 million as of June 30, 2016. There is one investment in current available-for-sale marketable debt securities that has been in a continuous unrealized loss position for longer than twelve months as of June 30, 2016.
The contractual maturities of debt securities classified as current available-for-sale at June 30, 2016 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$69,536	$69,551
Due after one year through five years	5,027	5,065
Total	$74,563	$74,616

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$44,216	$8,563	$54,216	$14,613
Gross realized gains	3,125	5	3,125	5
There were no gross realized losses from the maturities and sales of available-for-sale marketable securities for the three and six months ended June 30, 2016 and 2015.
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
NOTE 6—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$523,659	$—	$—	$523,659
Time deposits	—	125,192	—	125,192
Treasury discount notes	62,496	—	—	62,496
Commercial paper	—	93,989	—	93,989
Marketable securities:
Corporate debt securities	—	29,644	—	29,644
Treasury discount notes	44,972	—	—	44,972
Equity security	4,592	—	—	4,592
Total	$635,719	$248,825	$—	$884,544

Liabilities:
Contingent consideration arrangements	$—	$—	$(45,526)	$(45,526)

	December 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$601,848	$—	$—	$601,848
Time deposits	—	125,038	—	125,038
Commercial paper	—	302,418	—	302,418
Marketable securities:
Corporate debt securities	—	27,578	—	27,578
Equity security	11,622	—	—	11,622
Long-term investments:
Auction rate security	—	—	4,050	4,050
Marketable equity security	7,542	—	—	7,542
Total	$621,012	$455,034	$4,050	$1,080,096

Liabilities:
Contingent consideration arrangements	$—	$—	$(33,873)	$(33,873)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2016	2015
	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at April 1	$(37,243)	$6,190	$(20,964)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(6,801)	—	9,950
Foreign currency exchange losses	—	—	(4)
Included in other comprehensive (loss) income	(3,375)	440	384
Fair value at date of acquisition	55	—	(26,749)
Settlements	1,838	—	5,525
Balance at June 30	$(45,526)	$6,630	$(31,858)

	Six Months Ended June 30,
	2016		2015
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$4,050	$(33,873)	$6,070	$(30,140)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	—	(10,470)	—	16,946
Foreign currency exchange gains	—	—	—	626
Included in other comprehensive income (loss)	5,950	(5,281)	560	2,117
Fair value at date of acquisition		1,948	—	(27,112)
Settlements	—	2,150	—	5,705
Proceeds from sale	(10,000)	—	—	—
Balance at June 30	$—	$(45,526)	$6,630	$(31,858)
Contingent Consideration Arrangements
As of June 30, 2016, there are eight contingent consideration arrangements related to business acquisitions. Seven of the contingent consideration arrangements have limits as to the maximum amount that can be paid; the maximum contingent payments related to these arrangements are $141.8 million and the fair value of these arrangements at June 30, 2016 is $45.4 million. The fair value of the one contingent consideration arrangement without a limit on the maximum amount is $0.1 million at June 30, 2016.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at June 30, 2016 reflect discount rates ranging from 12% to 25%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at June 30, 2016 and December 31, 2015 includes a current portion of $10.8 million and $2.6 million, respectively, and non-current portion of $34.7 million and $31.2 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Marketable equity security
The cost basis of the Company's long-term marketable equity security at December 31, 2015 was $5.0 million, with gross unrealized gains of $2.6 million. The gross unrealized gains at December 31, 2015 was included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. During the second quarter of 2016 this marketable equity security was classified as short-term due to the Company's decision to sell this security.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs. See Note 4 for additional information on the Publishing goodwill and indefinite-lived intangible asset impairment charges.
Cost method investments
At June 30, 2016 and December 31, 2015, the carrying values of the Company's investments accounted for under the cost method totaled $116.5 million and $114.5 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(50,000)	$(52,025)	$(40,000)	$(39,850)
Long-term debt, net of current portion	(1,655,259)	(1,722,286)	(1,726,954)	(1,761,601)
The fair value of long-term debt, including the current portion, is estimated using market prices or indices for similar liabilities and takes into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
Match Group Debt:
6.375% Senior Notes due June 1, 2024 (the "2016 Match Group Senior Notes"); interest payable each June 1 and December 1, which commences December 1, 2016	$400,000	$—
6.75% Senior Notes due December 15, 2022 (the "2015 Match Group Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Match Group Term Loan due November 16, 2022(a)	390,000	800,000
Total Match Group long-term debt	1,235,172	1,245,172
Less: Current maturities of Match Group long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,308	11,691
Less: Unamortized debt issuance costs	15,076	16,610
Total Match Group debt, net of current maturities	1,214,788	1,176,871

IAC Debt:
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	445,003	500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	48,619	54,732
Total IAC long-term debt	493,622	554,732
Less: Current portion of IAC long-term debt	50,000	—
Less: Unamortized debt issuance costs	3,151	4,649
Total IAC debt, net of current portion	440,471	550,083

Total long-term debt, net of current portion	$1,655,259	$1,726,954
________________________
(a) The Match Group Term Loan matures on November 16, 2022; provided that, if any of the 2015 Match Group Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes, the Match Group Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes.
Match Group Senior Notes:
The 2016 Match Group Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to repay a portion of indebtedness outstanding under the Match Group Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Year	Percentage
2019	104.781%
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The 2015 Match Group Senior Notes were issued on November 16, 2015, in exchange for a portion of the IAC 2012 Senior Notes (the "Match Exchange Offer").
The indentures governing the 2016 and 2015 Match Group Senior Notes contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2016, there were no limitations pursuant thereto. There are additional covenants that limit Match Group's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event Match Group is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting Match Group subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Match Group Term Loan and Match Group Credit Facility:
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), the Match Group borrowed $800 million in the form of a term loan (the "Match Group Term Loan"). On March 31, 2016, the Company made a $10 million principal payment on the Match Group Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Match Group Senior Notes were used to repay a portion of the Match Group Term Loan. The remaining principal balance at June 30, 2016 of $390 million is due at maturity. The Match Group Term Loan would require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Match Group Credit Agreement. The Match Group Term Loan bears interest, at our option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, and in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan.
Match Group has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At June 30, 2016 and December 31, 2015, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.
There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit the ability of Match Group and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Match Group Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Match Group Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Match Group Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank equally with each other, and have priority over the 2016 and 2015 Match Group Senior Notes to the extent of the value of the assets securing the borrowings under the Match Group Credit Agreement.
IAC Senior Notes:
The 2013 and 2012 Senior Notes were issued by IAC on November 15, 2013 and December 21, 2012, respectively. The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes. See Note 14 for guarantor and non-guarantor financial information.
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. At June 30, 2016, there were no limitations pursuant thereto. There are additional covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements limiting our restricted subsidiaries' ability to pay dividends, enter into transactions with affiliates

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and consolidate, merge or sell substantially all of our assets. The indenture governing the 2012 Senior Notes was amended to eliminate substantially all of the restrictive covenants contained therein in connection with the Match Exchange Offer.
IAC Credit Facility:
IAC has a $300 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At June 30, 2016 and December 31, 2015, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio (as defined in the agreement) of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 2013 Senior Notes and 2012 Senior Notes rank equally with each other, and are subordinate to outstanding borrowings under the IAC Credit Facility.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended June 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of April 1	$(118,485)	$7,521		$(110,964)
Other comprehensive loss before reclassifications, net of tax benefit of $0.5 million related to unrealized losses on available-for-sale securities	(5,588)	(683)		(6,271)
Amounts reclassified to earnings	2,461	(2,633)	(a)	(172)
Net current period other comprehensive loss	(3,127)	(3,316)		(6,443)
Balance as of June 30	$(121,612)	$4,205		$(117,407)
________________________
(a) Amount is net of a tax provision of less than $0.1 million.

	Three Months Ended June 30, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of April 1	$(143,182)	$(91)	$(143,273)
Other comprehensive income, net of tax benefit of $0.2 million related to unrealized losses on available-for-sale securities	9,287	3,528	12,815
Amounts reclassified to earnings related to unrealized losses on available-for-sale securities, net of a tax benefit of $0.1 million	—	163	163
Net current period other comprehensive income	9,287	3,691	12,978
Balance as of June 30	$(133,895)	$3,600	$(130,295)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(154,645)	$2,542		$(152,103)
Other comprehensive income before reclassifications, net of tax benefit of $0.8 million related to unrealized losses on available-for-sale securities	1,594	4,754		6,348
Amounts reclassified to earnings	9,850	(2,633)	(b)	7,217
Net current period other comprehensive income	11,444	2,121		13,565
Reallocation of accumulated other comprehensive loss (income) related to the noncontrolling interests created in the Match Group initial public offering	21,589	(458)		21,131
Balance as of June 30	$(121,612)	$4,205		$(117,407)
________________________
(b) Amount is net of a tax provision of less than $0.1 million.

	Six Months Ended June 30, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(86,848)	$(852)	$(87,700)
Other comprehensive (loss) income, net of tax benefit of $0.3 million related to unrealized losses on available-for-sale securities	(47,047)	4,289	(42,758)
Amounts reclassified to earnings related to unrealized losses on available-for-sale securities, net of a tax benefit of $0.1 million	—	$163	163
Net current period other comprehensive (loss) income	(47,047)	4,452	(42,595)
Balance as of June 30	$(133,895)	$3,600	$(130,295)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9—(LOSS) EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted (loss) earnings per share attributable to IAC shareholders.

	Three Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(190,542)	$(190,542)	$57,885	$57,885
Net (earnings) loss attributable to noncontrolling interests	(4,233)	(4,233)	1,573	1,573
Impact from Match Group's dilutive securities(a)(b)	—	—	—	—
(Loss) earnings from continuing operations attributable to IAC shareholders	(194,775)	(194,775)	59,458	59,458
Loss from discontinued operations attributable to IAC shareholders	—	—	(153)	(153)
Net (loss) earnings attributable to IAC shareholders	$(194,775)	$(194,775)	$59,305	$59,305

Denominator:
Weighted average basic shares outstanding	79,523	79,523	82,416	82,416
Dilutive securities including subsidiary denominated equity, stock options and RSUs(c)(d)	—	—	—	4,674
Denominator for earnings per share—weighted average shares(c)(d)	79,523	79,523	82,416	87,090

(Loss) earnings per share attributable to IAC shareholders:
(Loss) earnings per share from continuing operations	$(2.45)	$(2.45)	$0.72	$0.68
Discontinued operations	—	—	—	—
(Loss) earnings per share	$(2.45)	$(2.45)	$0.72	$0.68

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(182,608)	$(182,608)	$79,748	$79,748
Net (earnings) loss attributable to noncontrolling interests	(3,885)	(3,885)	5,990	5,990
Impact from Match Group's dilutive securities(a)(b)	—	—	—	—
(Loss) earnings from continuing operations attributable to IAC shareholders	(186,493)	(186,493)	85,738	85,738
Loss from discontinued operations attributable to IAC shareholders	—	—	(28)	(28)
Net (loss) earnings attributable to IAC shareholders	$(186,493)	$(186,493)	$85,710	$85,710

Denominator:
Weighted average basic shares outstanding	80,775	80,775	82,932	82,932
Dilutive securities including subsidiary denominated equity, stock options and RSUs(c)(d)	—	—	—	4,989
Denominator for earnings per share—weighted average shares(c)(d)	80,775	80,775	82,932	87,921

(Loss) earnings per share attributable to IAC shareholders:
(Loss) earnings per share from continuing operations	$(2.31)	$(2.31)	$1.03	$0.98
Discontinued operations	—	—	—	(0.01)
(Loss) earnings per share	$(2.31)	$(2.31)	$1.03	$0.97
________________________
(a) The impact on earnings of Match Group's dilutive securities is not applicable for the three and six months ended June 30, 2015 as it was a wholly-owned subsidiary of the Company until its IPO on November 24, 2015.
(b) For the three and six months ended June 30, 2016, the impact on earnings related to Match Group's dilutive securities under the if-converted method are excluded as the impact is anti-dilutive.
(c) For the three and six months ended June 30, 2016, the Company had a loss from continuing operations and as a result, approximately 10.1 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(d) If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity and stock options and vesting of restricted stock units ("RSUs"). For the three and six months ended June 30, 2015, 1.0 million and 1.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 10—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the Other reportable segment, do not meet the quantitative thresholds that require presentation as separate operating segments.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Match Group	$301,119	$248,817	$586,402	$483,886
HomeAdvisor	130,173	94,150	241,662	169,994
Publishing	85,291	154,447	251,293	333,472
Applications	143,157	190,801	302,953	388,268
Video	47,311	40,720	102,406	87,192
Other	38,484	42,318	80,116	81,171
Inter-segment eliminations	(96)	(121)	(214)	(339)
Total	$745,439	$771,132	$1,564,618	$1,543,644

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Operating Income (Loss):
Match Group	$73,668	$40,522	$102,856	$67,562
HomeAdvisor	11,910	1,589	13,824	(2,408)
Publishing	(316,934)	10,160	(310,158)	29,536
Applications	18,921	52,631	46,599	91,537
Video	(5,039)	(10,457)	(22,524)	(30,926)
Other	(1,686)	(399)	(1,788)	(940)
Corporate	(33,286)	(31,277)	(59,838)	(56,473)
Total	$(252,446)	$62,769	$(231,029)	$97,888

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted EBITDA:(a)
Match Group	$100,120	$63,448	$164,706	$96,698
HomeAdvisor	15,016	4,700	19,982	3,864
Publishing	(11,845)	17,337	(431)	43,990
Applications	29,082	49,095	60,140	94,644
Video	(3,975)	(12,135)	(20,876)	(31,841)
Other	(944)	878	115	1,600
Corporate	(15,418)	(14,644)	(25,714)	(25,119)
Total	$112,036	$108,679	$197,922	$183,836

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
Segment Assets:(b)
Match Group	$411,832	$329,269
HomeAdvisor	51,937	32,112
Publishing	457,116	390,951
Applications	94,192	108,997
Video	92,268	90,671
Other	26,229	64,550
Corporate	1,193,511	1,485,949
Total	$2,327,085	$2,502,499
________________________
(a) The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.
(b) Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, goodwill and intangible assets from the measure of segment assets presented above.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
United States	$549,725	$566,224	$1,154,216	$1,136,237
All other countries	195,714	204,908	410,402	407,407
Total	$745,439	$771,132	$1,564,618	$1,543,644

	June 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$283,208	$279,913
All other countries	23,791	22,904
Total	$306,999	$302,817
The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$73,668	$12,698	$8,090	$6,419	$(755)	$—	$100,120
HomeAdvisor	11,910	408	1,925	773	—	—	15,016
Publishing	(316,934)	—	2,148	27,574	—	275,367	(11,845)
Applications	18,921	—	1,082	1,523	7,556	—	29,082
Video	(5,039)	—	477	587	—	—	(3,975)
Other	(1,686)	—	643	99	—	—	(944)
Corporate	(33,286)	14,658	3,210	—	—	—	(15,418)
Total	(252,446)	$27,764	$17,575	$36,975	$6,801	$275,367	$112,036
Interest expense	(27,644)
Other expense, net	(7,192)
Loss from continuing operations before income taxes	(287,282)
Income tax benefit	96,740
Loss from continuing operations	(190,542)
Loss from discontinued operations, net of tax	—
Net loss	(190,542)
Net earnings attributable to noncontrolling interests	(4,233)
Net loss attributable to IAC shareholders	$(194,775)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2015
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$40,522	$11,626	$6,622	$5,901	$(1,223)	$63,448
HomeAdvisor	1,589	420	1,589	1,102	—	4,700
Publishing	10,160	—	2,423	4,754	—	17,337
Applications	52,631	—	1,188	1,573	(6,297)	49,095
Video	(10,457)	147	226	379	(2,430)	(12,135)
Other	(399)	—	575	702	—	878
Corporate	(31,277)	13,756	2,877	—	—	(14,644)
Total	62,769	$25,949	$15,500	$14,411	$(9,950)	$108,679
Interest expense	(15,214)
Other expense, net	(1,638)
Earnings from continuing operations before income taxes	45,917
Income tax benefit	11,968
Earnings from continuing operations	57,885
Loss from discontinued operations, net of tax	(153)
Net earnings	57,732
Net loss attributable to noncontrolling interests	1,573
Net earnings attributable to IAC shareholders	$59,305

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$102,856	$30,196	$14,577	$14,671	$2,406	$—	$164,706
HomeAdvisor	13,824	815	3,798	1,545	—	—	19,982
Publishing	(310,158)	—	4,337	30,023	—	275,367	(431)
Applications	46,599	—	2,231	3,054	8,256	—	60,140
Video	(22,524)	—	875	965	(192)	—	(20,876)
Other	(1,788)	—	1,366	537	—	—	115
Corporate	(59,838)	27,938	6,186	—	—	—	(25,714)
Total	(231,029)	$58,949	$33,370	$50,795	$10,470	$275,367	$197,922
Interest expense	(55,504)
Other income, net	8,705
Loss from continuing operations before income taxes	(277,828)
Income tax benefit	95,220
Loss from continuing operations	(182,608)
Loss from discontinued operations, net of tax	—
Net loss	(182,608)
Net earnings attributable to noncontrolling interests	(3,885)
Net loss attributable to IAC shareholders	$(186,493)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2015
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$67,562	$17,925	$13,667	$9,778	$(12,234)	$96,698
HomeAdvisor	(2,408)	840	3,140	2,292	—	3,864
Publishing	29,536	—	4,930	9,524	—	43,990
Applications	91,537	—	2,230	3,154	(2,277)	94,644
Video	(30,926)	294	424	802	(2,435)	(31,841)
Other	(940)	—	1,124	1,416	—	1,600
Corporate	(56,473)	25,801	5,553	—	—	(25,119)
Total	97,888	$44,860	$31,068	$26,966	$(16,946)	$183,836
Interest expense	(29,278)
Other income, net	5,350
Earnings from continuing operations before income taxes	73,960
Income tax benefit	5,788
Earnings from continuing operations	79,748
Loss from discontinued operations, net of tax	(28)
Net earnings	79,720
Net loss attributable to noncontrolling interests	5,990
Net earnings attributable to IAC shareholders	$85,710

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile segment assets to total assets:

	June 30, 2016
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Match Group	$411,832	$1,307,177	$246,894	$18,241	$1,984,144
HomeAdvisor	51,937	150,354	600	4,193	207,084
Publishing	457,116	—	15,004	24,362	496,482
Applications	94,192	447,242	60,600	4,910	606,944
Video	92,268	25,239	1,800	7,378	126,685
Other	26,229	7,663	11,180	100	45,172
Corporate(a)	1,193,511	—	—	—	1,193,511
Total	$2,327,085	$1,937,675	$336,078	$59,184	$4,660,022

	December 31, 2015
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Match Group	$329,269	$1,293,109	$243,697	$32,711	$1,898,786
HomeAdvisor	32,112	150,251	600	5,727	188,690
Publishing	390,951	277,192	59,805	7,849	735,797
Applications	108,997	447,242	60,600	7,964	624,803
Video	90,671	15,590	1,800	3,343	111,404
Other	64,550	61,980	13,635	3,097	143,262
Corporate(a)	1,485,949	—	—	—	1,485,949
Total	$2,502,499	$2,245,364	$380,137	$60,691	$5,188,691
________________________
(a) Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.
NOTE 11—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Other (expense) income, net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016		2015
	(In thousands)
(Losses) gains on sale of businesses and investments	$(1,563)	$(42)	$13,137	(a)	$144
Foreign currency exchange gains (losses)	8,644	(1,311)	13,139		4,537
Interest income	1,116	1,242	2,762		2,473
Impairment on long-term investments	(400)	(500)	(2,702)		(500)
Loss on bond redemption	(1,714)	—	(3,113)		—
Loss on partial extinguishment of Match Group Term Loan	(11,056)	—	(11,056)		—
Other	(2,219)	(1,027)	(3,462)		(1,304)
Total	$(7,192)	$(1,638)	$8,705		$5,350
________________________

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a) Includes a gain of $12.0 million related to PriceRunner, which was sold on March 18, 2016 and a loss of $3.7 million related to ASKfm, which was sold on June 30, 2016. PriceRunner's full year 2015 revenue, operating income and Adjusted EBITDA were $32.3 million, $9.7 million and $13.0 million, respectively. Included in PriceRunner's operating income were $2.9 million of depreciation and $0.4 million of amortization of intangibles. ASKfm's full year 2015 revenue, operating loss and Adjusted EBITDA loss were $10.9 million, $9.1 million and $6.1 million, respectively. Included in ASKfm's operating loss were $2.0 million of amortization of intangibles and $1.0 million of depreciation.
NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $27.1 million during the six months ended June 30, 2015. See Note 6 for additional information on contingent consideration arrangements.

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
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries, which are 100% owned by the Company. The following tables present condensed consolidating financial information at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at June 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$680,859	$—	$565,125	$—	$1,245,984
Marketable securities	79,208	—	—	—	79,208
Accounts receivable, net	—	88,726	100,765	—	189,491
Other current assets	124,877	44,075	109,233	—	278,185
Intercompany receivables	—	634,253	1,157,945	(1,792,198)	—
Property and equipment, net	5,190	193,923	107,886	—	306,999
Goodwill	—	529,403	1,408,272	—	1,937,675
Intangible assets, net	—	106,734	288,528	—	395,262
Investment in subsidiaries	3,520,513	597,981	—	(4,118,494)	—
Other non-current assets	51,803	104,751	179,700	(109,036)	227,218
Total assets	$4,462,450	$2,299,846	$3,917,454	$(6,019,728)	$4,660,022

Current portion of long-term debt	$50,000	$—	$—	$—	$50,000
Accounts payable, trade	3,089	37,191	21,469	—	61,749
Other current liabilities	28,622	105,392	446,443	—	580,457
Long-term debt, net of current portion	440,471	—	1,214,788	—	1,655,259
Income taxes payable	445	3,937	28,701	—	33,083
Intercompany liabilities	1,792,198	—	—	(1,792,198)	—
Other long-term liabilities	333,175	18,671	99,310	(109,036)	342,120
Redeemable noncontrolling interests	—	—	38,421	—	38,421
IAC shareholders' equity	1,814,450	2,134,655	1,983,839	(4,118,494)	1,814,450
Noncontrolling interests	—	—	84,483	—	84,483
Total liabilities and shareholders' equity	$4,462,450	$2,299,846	$3,917,454	$(6,019,728)	$4,660,022

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$1,073,053	$—	$408,394	$—	$1,481,447
Marketable securities	27,578	—	11,622	—	39,200
Accounts receivable, net	33	115,280	134,764	—	250,077
Other current assets	30,813	46,128	97,345	—	174,286
Intercompany receivables	—	637,324	963,146	(1,600,470)	—
Property and equipment, net	4,432	198,890	99,495	—	302,817
Goodwill	—	776,569	1,468,795	—	2,245,364
Intangible assets, net	—	135,817	305,011	—	440,828
Investment in subsidiaries	3,128,765	466,601	—	(3,595,366)	—
Other non-current assets	84,368	11,258	174,038	(14,992)	254,672
Total assets	$4,349,042	$2,387,867	$3,662,610	$(5,210,828)	$5,188,691

Current portion of long-term debt	$—	$—	$40,000	$—	$40,000
Accounts payable, trade	4,711	42,104	40,068	—	86,883
Other current liabilities	62,833	140,077	438,753	—	641,663
Long-term debt, net of current portion	550,083	—	1,176,871	—	1,726,954
Income taxes payable	152	3,435	30,105	—	33,692
Intercompany liabilities	1,600,470	—	—	(1,600,470)	—
Other long-term liabilities	326,267	18,160	83,848	(14,992)	413,283
Redeemable noncontrolling interests	—	—	30,391	—	30,391
IAC shareholders' equity	1,804,526	2,184,091	1,411,275	(3,595,366)	1,804,526
Noncontrolling interests	—	—	411,299	—	411,299
Total liabilities and shareholders' equity	$4,349,042	$2,387,867	$3,662,610	$(5,210,828)	$5,188,691

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$322,969	$426,355	$(3,885)	$745,439
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	381	69,374	101,274	(632)	170,397
Selling and marketing expense	871	162,835	135,080	(3,261)	295,525
General and administrative expense	24,860	43,842	83,425	8	152,135
Product development expense	1,739	20,098	28,074	—	49,911
Depreciation	415	7,215	9,945	—	17,575
Amortization of intangibles	—	27,098	9,877	—	36,975
Goodwill impairment	—	253,245	22,122	—	275,367
Total operating costs and expenses	28,266	583,707	389,797	(3,885)	997,885
Operating (loss) income	(28,266)	(260,738)	36,558	—	(252,446)
Equity in losses of unconsolidated affiliates	(150,210)	(18,821)	—	169,031	—
Interest expense	(6,996)	—	(20,648)	—	(27,644)
Other (expense) income, net	(18,989)	1,874	9,923	—	(7,192)
(Loss) earnings from continuing operations before income taxes	(204,461)	(277,685)	25,833	169,031	(287,282)
Income tax benefit (provision)	9,686	93,393	(6,339)	—	96,740
(Loss) earnings from continuing operations	(194,775)	(184,292)	19,494	169,031	(190,542)
Earnings from discontinued operations, net of tax	—	—	—	—	—
Net (loss) earnings	(194,775)	(184,292)	19,494	169,031	(190,542)
Net earnings attributable to noncontrolling interests	—	—	(4,233)	—	(4,233)
Net (loss) earnings attributable to IAC shareholders	$(194,775)	$(184,292)	$15,261	$169,031	$(194,775)
Comprehensive (loss) income attributable to IAC shareholders	$(201,218)	$(171,896)	$8,957	$162,939	$(201,218)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$397,941	$376,079	$(2,888)	$771,132
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	294	81,348	96,514	(193)	177,963
Selling and marketing expense	1,010	204,791	121,611	(2,702)	324,710
General and administrative expense	33,942	39,149	56,251	7	129,349
Product development expense	2,330	20,974	23,126	—	46,430
Depreciation	426	6,755	8,319	—	15,500
Amortization of intangibles	—	4,182	10,229	—	14,411
Total operating costs and expenses	38,002	357,199	316,050	(2,888)	708,363
Operating (loss) income	(38,002)	40,742	60,029	—	62,769
Equity in earnings of unconsolidated affiliates	75,197	14,415	—	(89,612)	—
Interest expense	(12,992)	(2,160)	(62)	—	(15,214)
Other (expense) income, net	(7,506)	16,177	(10,309)	—	(1,638)
Earnings from continuing operations before income taxes	16,697	69,174	49,658	(89,612)	45,917
Income tax benefit (provision)	42,761	(21,597)	(9,196)	—	11,968
Earnings from continuing operations	59,458	47,577	40,462	(89,612)	57,885
(Loss) earnings from discontinued operations, net of tax	(153)	—	3	(3)	(153)
Net earnings	59,305	47,577	40,465	(89,615)	57,732
Net loss attributable to noncontrolling interests	—	—	1,573	—	1,573
Net earnings attributable to IAC shareholders	$59,305	$47,577	$42,038	$(89,615)	$59,305
Comprehensive income attributable to IAC shareholders	$72,283	$48,886	$51,085	$(99,971)	$72,283

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$707,479	$863,902	$(6,763)	$1,564,618
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	592	142,191	222,591	(1,243)	364,131
Selling and marketing expense	1,760	371,606	310,036	(5,536)	677,866
General and administrative expense	43,833	83,714	160,814	16	288,377
Product development expense	3,118	44,516	58,107	—	105,741
Depreciation	852	14,188	18,330	—	33,370
Amortization of intangibles	—	29,083	21,712	—	50,795
Goodwill impairment	—	253,245	22,122	—	275,367
Total operating costs and expenses	50,155	938,543	813,712	(6,763)	1,795,647
Operating (loss) income	(50,155)	(231,064)	50,190	—	(231,029)
Equity in losses of unconsolidated affiliates	(116,667)	(10,961)	—	127,628	—
Interest expense	(14,414)	—	(41,090)	—	(55,504)
Other (expense) income, net	(28,972)	5,978	31,699	—	8,705
(Loss) earnings from continuing operations before income taxes	(210,208)	(236,047)	40,799	127,628	(277,828)
Income tax benefit (provision)	23,715	80,177	(8,672)	—	95,220
(Loss) earnings from continuing operations	(186,493)	(155,870)	32,127	127,628	(182,608)
Earnings from discontinued operations, net of tax	—	—	—	—	—
Net (loss) earnings	(186,493)	(155,870)	32,127	127,628	(182,608)
Net earnings attributable to noncontrolling interests	—	—	(3,885)	—	(3,885)
Net (loss) earnings attributable to IAC shareholders	$(186,493)	$(155,870)	$28,242	$127,628	$(186,493)
Comprehensive (loss) income attributable to IAC shareholders	$(172,928)	$(136,977)	$37,659	$99,318	$(172,928)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$812,355	$736,508	$(5,219)	$1,543,644
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	539	166,787	197,814	(440)	364,700
Selling and marketing expense	2,065	418,156	271,764	(4,793)	687,192
General and administrative expense	58,006	74,083	112,040	14	244,143
Product development expense	4,507	41,572	45,608	—	91,687
Depreciation	827	13,380	16,861	—	31,068
Amortization of intangibles	—	8,363	18,603	—	26,966
Total operating costs and expenses	65,944	722,341	662,690	(5,219)	1,445,756
Operating (loss) income	(65,944)	90,014	73,818	—	97,888
Equity in earnings of unconsolidated affiliates	137,931	2,868	—	(140,799)	—
Interest expense	(25,982)	(3,198)	(98)	—	(29,278)
Other (expense) income, net	(16,859)	25,633	(3,424)	—	5,350
Earnings from continuing operations before income taxes	29,146	115,317	70,296	(140,799)	73,960
Income tax benefit (provision)	56,592	(44,375)	(6,429)	—	5,788
Earnings from continuing operations	85,738	70,942	63,867	(140,799)	79,748
(Loss) earnings from discontinued operations, net of tax	(28)	—	3	(3)	(28)
Net earnings	85,710	70,942	63,870	(140,802)	79,720
Net loss attributable to noncontrolling interests	—	—	5,990	—	5,990
Net earnings attributable to IAC shareholders	$85,710	$70,942	$69,860	$(140,802)	$85,710
Comprehensive income attributable to IAC shareholders	$43,115	$66,457	$22,172	$(88,629)	$43,115

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(83,685)	$76,888	$72,726	$65,929
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	—	(2,524)	(2,524)
Capital expenditures	(299)	(11,256)	(23,578)	(35,133)
Purchase of time deposits	—	—	(87,500)	(87,500)
Proceeds from maturities of time deposits	—	—	87,500	87,500
Proceeds from maturities and sales of marketable debt securities	32,500	—	—	32,500
Purchases of marketable debt securities	(79,366)	—	—	(79,366)
Purchases of investments	—	—	(5,056)	(5,056)
Net proceeds from the sale of businesses and investments	10,000	—	93,735	103,735
Other, net	—	158	4,657	4,815
Net cash (used in) provided by investing activities attributable to continuing operations	(37,165)	(11,098)	67,234	18,971
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(214,635)	—	—	(214,635)
Proceeds from Match Group 2016 Senior Notes offering	—	—	400,000	400,000
Principal payments on Match Group Term Loan	—	—	(410,000)	(410,000)
Debt issuance costs	—	—	(4,621)	(4,621)
Repurchase of Senior Notes	(61,110)	—	—	(61,110)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(13,097)	—	—	(13,097)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	2,176	2,176
Excess tax benefits from stock-based awards	16,651	—	5,220	21,871
Purchase of noncontrolling interests	(1,400)	—	(1,011)	(2,411)
Acquisition-related contingent consideration payments	—	(321)	(1,829)	(2,150)
Increase in restricted cash related to bond redemptions	(30,002)	—	—	(30,002)
Intercompany	31,974	(65,469)	33,495	—
Other, net	275	—	(763)	(488)
Net cash (used in) provided by financing activities attributable to continuing operations	(271,344)	(65,790)	22,667	(314,467)
Total cash (used in) provided by continuing operations	(392,194)	—	162,627	(229,567)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,896)	(5,896)
Net (decrease) increase in cash and cash equivalents	(392,194)	—	156,731	(235,463)
Cash and cash equivalents at beginning of period	1,073,053	—	408,394	1,481,447
Cash and cash equivalents at end of period	$680,859	$—	$565,125	$1,245,984

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(107,149)	$129,741	$63,187	$85,779
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(2,574)	(40,712)	(43,286)
Capital expenditures	(988)	(11,533)	(14,295)	(26,816)
Proceeds from maturities and sales of marketable debt securities	14,613	—	—	14,613
Purchases of marketable debt securities	(93,134)	—	—	(93,134)
Purchases of investments	—	—	(12,840)	(12,840)
Net proceeds from the sale of businesses and investments	—	—	6,203	6,203
Other, net	3,613	48	(1,265)	2,396
Net cash used in investing activities attributable to continuing operations	(75,896)	(14,059)	(62,909)	(152,864)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(200,000)	—	—	(200,000)
Dividends	(56,729)	—	—	(56,729)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(20,656)	—	—	(20,656)
Excess tax benefits from stock-based awards	19,064	—	17,401	36,465
Purchase of noncontrolling interests	—	—	(15,338)	(15,338)
Acquisition-related contingent consideration payments	—	(195)	(5,510)	(5,705)
Intercompany	107,529	(115,487)	7,958	—
Other, net	166	—	264	430
Net cash (used in) provided by financing activities attributable to continuing operations	(150,626)	(115,682)	4,775	(261,533)
Total cash (used in) provided by continuing operations	(333,671)	—	5,053	(328,618)
Total cash (used in) provided by discontinued operations	(246)	—	3	(243)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,135)	(5,135)
Net decrease in cash and cash equivalents	(333,917)	—	(79)	(333,996)
Cash and cash equivalents at beginning of period	762,231	—	228,174	990,405
Cash and cash equivalents at end of period	$428,314	$—	$228,095	$656,409

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

◦
Publishing - consists of Premium Brands, which includes About.com, Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which includes Ask.com, CityGrid and ASKfm. ASKfm was sold on June 30, 2016.

◦
Applications - consists of Consumer, which includes our direct-to-consumer downloadable desktop applications, including SlimWare, and Apalon, which houses our mobile operations; and Partnerships, which includes our business-to-business partnership operations.

◦	Video - consists primarily of Vimeo and Daily Burn, as well as Electus, IAC Films, CollegeHumor and Notional.

◦	Other - consists of ShoeBuy and PriceRunner. PriceRunner was sold on March 18, 2016.

•	Dating North America - consists of the financial results of the Dating businesses for customers located in the United States and Canada.

•	Dating International - consists of the financial results of the Dating businesses for customers located outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received by Match Group from an end user of its products.

•
Average PMC - is calculated by summing the number of paid subscribers, or paid member count ("PMC"), at the end of each day in the relevant measurement period and dividing it by the number of calendar days in that period.

•	Average Revenue per Paying User ("ARPPU") - is Direct Revenue in the relevant measurement period divided by the Average PMC in such period divided by the number of calendar days in such period.

•	Service Requests - are fully completed and submitted customer service requests on HomeAdvisor.

•	Paying Service Professionals ("Paying SPs") - are the number of service professionals that had an active membership or paid for leads in the last month of the period.

•
Cost of revenue - consists primarily of traffic acquisition costs and includes payments made to partners who distribute our Partnerships customized browser-based applications, integrate our paid listings into their websites and fees related to the distribution and the facilitation of in-app purchase of product features. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes ShoeBuy's cost of products sold and shipping and handling costs, production costs related to media produced by Electus and other businesses within our Video segment, expenses associated with the operation of the Company's data centers, including compensation (including stock-based compensation) and other employee-related costs, hosting fees, credit card processing fees and content acquisition costs and rent.

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

•
2012 Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which commenced June 15, 2013; a portion of which were exchanged for the 2015 Match Group Senior Notes on November 16, 2015.

•	2013 Senior Notes - IAC's 4.875% Senior Notes due November 30, 2018, with interest payable each May 30 and November 30, which commenced May 30, 2014.

•	Match Exchange Offer - Match Group exchanged $445 million of 2015 Match Group Senior Notes for a substantially like amount of 2012 Senior Notes on November 16, 2015.

•
2015 Match Group Senior Notes - Match Group's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15; which were issued in exchange for 2012 Senior Notes on November 16, 2015.

•
Match Group Term Loan - an $800 million, seven-year term loan received by Match Group on November 16, 2015. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, Match Group issued $400 million of 6.375% Senior Notes (described below). The proceeds from the offering were used to repay a portion of the $790 million of indebtedness outstanding under the Match Group Term Loan. At June 30, 2016, a balance of $390 million is outstanding.

•	2016 Match Group Senior Notes - Match Group's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, commencing on December 1, 2016.
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
Substantially all of the revenue from our Publishing and Applications segment is derived from online advertising. Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"). The Company's service agreement became effective on April 1, 2016, following the expiration of the previous services agreement. This services agreement expires on March 31, 2020; the Company may choose to terminate the agreement effective March 31, 2019. This services agreement requires that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its own policies and guidelines without advance notice; which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and six months ended June 30, 2016, revenue earned from Google was $181.5 million and $466.2 million, respectively. For the three and six months ended June 30, 2015, revenue earned from Google was $308.2 million and $647.8 million, respectively. This revenue is earned by the businesses comprising the Publishing and Applications segments. For the three and six months ended June 30, 2016, revenue earned from Google represents 69% and 78% of Publishing revenue and 85% and 88% of Applications revenue, respectively. For the three and six months ended June 30, 2015, revenue earned from Google represents 82% and 83% of Publishing revenue and 94% and 94% of Applications revenue, respectively.
Recent Developments
On July 29, 2016, the Company purchased $50.0 million of the 2013 Senior Notes.
On June 30, 2016, ASKfm, which was part of the Publishing segment, was sold resulting in a pre-tax loss of $3.7 million.
On June 1, 2016, Match Group issued $400 million aggregate principal amount of 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which commences on December 1, 2016. The proceeds were used to repay a portion of the Match Group Term Loan.
During the first six months of 2016, the Company purchased $55.0 million of its 2013 Senior Notes and $6.1 million of its 2012 Senior Notes.
During the first six months of 2016, the Company repurchased 4.7 million shares of common stock at an average price of $45.34 per share.
On March 18, 2016, PriceRunner, which was part of the Other segment, was sold for $98.0 million resulting in a pre-tax gain of $12.0 million.
Second Quarter and Year to Date June 2016 Consolidated Results
For the three months ended June 30, 2016, the Company's revenue declined 3% and operating income declined $315.2 million to a loss of $252.4 million; however, the Company delivered 3% Adjusted EBITDA growth. Revenue declined primarily due to decreases from the Publishing and Applications segments, partially offset by growth at the Match Group, HomeAdvisor and Video segments. The operating income decline, despite higher Adjusted EBITDA, was due primarily to a goodwill impairment charge of $275.4 million at Publishing, an increase of $22.6 million in amortization of intangibles and expense in the current year period of $6.8 million from acquisition-related contingent consideration fair value adjustments compared to income of $10.0 million in the prior year period. The Adjusted EBITDA increase was primarily driven by strong growth from the Match Group, HomeAdvisor and Video segments; partially offset by the declines from the Publishing and Applications segments.
For the six months ended June 30, 2016, revenue increased 1%, operating income declined $328.9 million to a loss of $231.0 million and Adjusted EBITDA grew 8%. The revenue increase was due primarily to the growth at the Match Group, HomeAdvisor and Video segments, partially offset by the declines from the Applications and Publishing segments. The operating income decline and the Adjusted EBITDA increase were due primarily to the factors described above in the three-month discussion. Operating loss was further impacted by an increase of $14.1 million in stock-based compensation expense ($12.3 million at Match Group and $2.1 million at Corporate).

Results of Operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	$ Change	% Change	2015	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$301,119	$52,302	21%	$248,817	$586,402	$102,516	21%	$483,886
HomeAdvisor	130,173	36,023	38%	94,150	241,662	71,668	42%	169,994
Publishing	85,291	(69,156)	(45)%	154,447	251,293	(82,179)	(25)%	333,472
Applications	143,157	(47,644)	(25)%	190,801	302,953	(85,315)	(22)%	388,268
Video	47,311	6,591	16%	40,720	102,406	15,214	17%	87,192
Other	38,484	(3,834)	(9)%	42,318	80,116	(1,055)	(1)%	81,171
Inter-segment eliminations	(96)	25	20%	(121)	(214)	125	37%	(339)
Total	$745,439	$(25,693)	(3)%	$771,132	$1,564,618	$20,974	1%	$1,543,644
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015
Match Group revenue increased 21% driven by a 23% increase in Dating revenue attributable to 23% higher Direct revenue. Direct revenue growth was primarily driven by higher Average PMC at both North America and International, up 23% and 46%, respectively, due mainly to strong contributions from Tinder and PlentyOfFish, which was acquired on October 28, 2015. This revenue growth was partially offset by 5% lower ARPPU due to the continued mix shift towards lower ARPPU brands including Tinder and PlentyOfFish, both of which have lower price points compared to Match Group's more established brands. Non-dating revenue remained flat year-over-year.
HomeAdvisor revenue increased 38% due primarily to 44% growth at the HomeAdvisor domestic business and 16% growth at the HomeAdvisor International business. HomeAdvisor domestic revenue growth was driven by a 54% increase in Paying SPs and a 32% increase in service requests.
Publishing revenue decreased 45% due to 62% lower Ask & Other revenue and 25% lower Premium Brands revenue. Ask & Other revenue decreased due to a decline in revenue at Ask.com primarily as a result of the new Google contract, which became effective April 1, 2016, as well as declines from certain other legacy businesses. Premium Brands revenue decreased due primarily to declines in search traffic at About.com, mainly attributable to the new Google contract, partially offset by strong growth at Investopedia and The Daily Beast.
Applications revenue decreased 25% due to a 43% decline in Partnerships and a 17% decline in Consumer. Partnerships revenue decreased due primarily to the loss of certain partners. The Consumer decline was driven by lower search revenue from our downloadable desktop applications due primarily to lower revenue per query, partially offset by strong growth at Apalon and SlimWare.
Video revenue increased 16% due primarily to strong growth at Electus, Vimeo and Daily Burn, partially offset by $4.0 million lower revenue from IAC Films as the prior year benefited from the release of the movie While We're Young.
Other revenue decreased 9% due to the sale of PriceRunner, which was sold on March 18, 2016, partially offset by growth at ShoeBuy.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015
Match Group revenue increased 21% driven by a 24% increase in Dating revenue attributable to 23% higher Direct revenue. Direct revenue growth was primarily driven by higher Average PMC at both North America and International, up 24% and 51%, respectively, partially offset by 8% lower ARPPU, all of which were driven by the factors described above in the three-month discussion. Non-dating revenue remained flat year-over-year.

HomeAdvisor revenue increased 42% due primarily to 51% growth at the HomeAdvisor domestic business and 14% growth at the HomeAdvisor International business. HomeAdvisor domestic revenue growth was driven by an increase in Paying SPs and service requests.
Publishing revenue decreased 25% due to 37% lower Ask & Other revenue and 10% lower Premium Brands revenue. Both Ask & Other revenue and Premium Brands revenue decreased due to the factors described above in the three-month discussion.
Applications revenue decreased 22% due to a 39% decline in Partnerships and a 14% decline in Consumer. Both Partnerships revenue and Consumer revenue decreased due to the factors described above in the three-month discussion.
Video revenue increased 17% and Other revenue decreased 1% due primarily to the factors described above in the three-month discussion.
Cost of revenue
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$170,397	$(7,566)	(4)%	$177,963
As a percentage of revenue	23%			23%
Cost of revenue in 2016 decreased from 2015 due to decreases of $15.6 million from Applications and $10.0 million from Publishing, partially offset by increases of $12.0 million from Match Group and $3.3 million from Video.

•	The Applications decrease was due primarily to a reduction of $15.0 million in traffic acquisition costs driven by a decline in revenue at Partnerships.

•	The Publishing decrease was due primarily to a reduction of $8.1 million in traffic acquisition costs driven by a decline in revenue at Ask.com and certain legacy businesses.

•
The Match Group increase was due primarily to a significant increase in in-app purchase fees across multiple brands, including Tinder, and the acquisitions of PlentyOfFish (acquired October 2015) and Eureka (acquired April 2015).

•
The Video increase was due primarily to a net increase in production costs at our media and video businesses and an increase in hosting fees related to Vimeo's subscription growth and expanded On Demand catalog.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$364,131	$(569)	—%	$364,700
As a percentage of revenue	23%			24%
Cost of revenue in 2016 decreased from 2015 due to decreases of $32.6 million from Applications and $10.3 million from Publishing, partially offset by increases of $26.7 million from Match Group, $9.6 million from Video and $3.9 million from Other.

•	The Applications and Publishing decreases and the Match Group and Video increases were due primarily to the factors described above in the three-month discussion.

•	The Match Group increase was further impacted by higher hosting fees driven by growth in users and product features.

•	The Other increase was due primarily to an increase in cost of products sold at ShoeBuy resulting from increased sales, partially offset by the sale of PriceRunner.
Selling and marketing expense
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$295,525	$(29,185)	(9)%	$324,710
As a percentage of revenue	40%			42%
Selling and marketing expense in 2016 decreased from 2015 due to decreases of $28.3 million from Publishing, $11.7 million from Applications and $6.1 million from Video, partially offset by an increase of $19.1 million from HomeAdvisor.

•
The Publishing decrease was due primarily to a reduction of $31.8 million in online marketing, resulting from a decline in revenue, partially offset by $1.9 million in restructuring costs in the current year period.

•
The Applications decrease was due primarily to a decline of $11.6 million in online marketing, principally related to lower anticipated search revenue from our downloadable desktop applications at Consumer.

•	The Video decrease was due primarily to a reduction of $5.4 million in online marketing driven primarily by Vimeo.

•
The HomeAdvisor increase was due primarily to higher online and offline marketing of $10.6 million and $8.2 million in compensation due, in part, to an increase in the sales force at HomeAdvisor domestic.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$677,866	$(9,326)	(1)%	$687,192
As a percentage of revenue	43%			45%
Selling and marketing expense in 2016 decreased from 2015 due to decreases of $26.8 million from Publishing, $17.7 million from Applications and $6.1 million from Video, partially offset by an increase of $42.4 million from HomeAdvisor.

•	The Publishing, Applications and Video decreases and the HomeAdvisor increase were due primarily to the factors described above in the three-month discussion.
General and administrative expense
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$152,135	$22,786	18%	$129,349
As a percentage of revenue	20%			17%
General and administrative expense in 2016 increased from 2015 due to increases of $15.2 million from Applications, $5.3 million from HomeAdvisor and $3.7 million from Video, partially offset by a decrease of $3.0 million from Publishing.

•
The Applications increase was due primarily to expense of $7.6 million included in the current year period related to the amount of contingent consideration expected to be paid in connection with an acquisition, which is now exceeding our previous expectations, versus income of $6.3 million in the prior year period. General and administrative expense was further impacted by $2.0 million in restructuring costs in the current year period.

•	The HomeAdvisor increase was due primarily to higher compensation due, in part, to increased headcount and an increase in bad debt expense.

•
The Video increase was due primarily to income of $2.4 million in the prior year period related to acquisition-related contingent consideration fair value adjustments and an increase in compensation at Vimeo due, in part, to increased headcount.

•	The Publishing decrease was due primarily to a reduction in bad debt expense.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$288,377	$44,234	18%	$244,143
As a percentage of revenue	18%			16%
General and administrative expense in 2016 increased from 2015 due to increases of $23.3 million from Match Group, $11.5 million from Applications, $10.4 million from HomeAdvisor and $3.0 million from Video, partially offset by a decrease of $4.6 million from Publishing.

•
The Match Group increase was due primarily to a change in acquisition-related contingent consideration fair value adjustments and a $6.9 million increase in stock-based compensation expense due to the issuance of new equity awards since the prior year. The change in the acquisition-related contingent consideration fair value adjustments was due to expense of $2.4 million in the amount of contingent consideration expected to be paid in connection with the Eureka acquisition, compared to income of $12.2 million in the amount of contingent consideration expected to be paid in connection with the acquisition of Twoo, which was included in the prior year.

•	The Applications, HomeAdvisor and Video increases and the Publishing decrease were due primarily to the factors described above in the three-month discussion.
Product development expense
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$49,911	$3,481	7%	$46,430
As a percentage of revenue	7%			6%
Product development expense in 2016 increased from 2015 due to an increase of $3.5 million from Match Group.

•
The Match Group increase was primarily related to an increase of $1.6 million in stock-based compensation expense, investment in headcount at Tinder, and from the acquisitions of PlentyOfFish and Eureka in 2015.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$105,741	$14,054	15%	$91,687
As a percentage of revenue	7%			6%
Product development expense in 2016 increased from 2015 due to increases of $9.9 million from Match Group and $3.8 million from Publishing.

•
The Match Group increase was due primarily to the factors described above in the three-month discussion. Stock based compensation was impacted by the issuance of new equity awards since the prior year and the modification of certain equity awards.

•	The Publishing increase was due primarily to an increase in compensation due, in part, to restructuring costs in the current year period.
Depreciation
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$17,575	$2,075	13%	$15,500
As a percentage of revenue	2%			2%
Depreciation in 2016 increased from 2015 due primarily to acquisitions and incremental depreciation associated with capital expenditures, partially offset by certain fixed assets becoming fully depreciated.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$33,370	$2,302	7%	$31,068
As a percentage of revenue	2%			2%
Depreciation in 2016 increased from 2015 due primarily to the factors described above in the three-month discussion.

Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	$ Change	% Change	2015	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$73,668	$33,146	82%	$40,522	$102,856	$35,294	52%	$67,562
HomeAdvisor	11,910	10,321	650%	1,589	13,824	16,232	NM	(2,408)
Publishing	(316,934)	(327,094)	NM	10,160	(310,158)	(339,694)	NM	29,536
Applications	18,921	(33,710)	(64)%	52,631	46,599	(44,938)	(49)%	91,537
Video	(5,039)	5,418	52%	(10,457)	(22,524)	8,402	27%	(30,926)
Other	(1,686)	(1,287)	(323)%	(399)	(1,788)	(848)	(90)%	(940)
Corporate	(33,286)	(2,009)	(6)%	(31,277)	(59,838)	(3,365)	(6)%	(56,473)
Total	$(252,446)	$(315,215)	NM	$62,769	$(231,029)	$(328,917)	NM	$97,888

As a percentage of revenue	NM			8%	NM			6%
________________________
NM = not meaningful
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015
Operating income in 2016 decreased to a loss from 2015 despite an increase of $3.4 million in Adjusted EBITDA described below, due primarily to a goodwill impairment charge of $275.4 million at Publishing and increases of $22.6 million in amortization of intangibles and $16.8 million in changes from acquisition-related contingent consideration fair value adjustments. The goodwill impairment charge at Publishing was driven by the impact from the new Google contract, traffic trends and monetization challenges and the corresponding impact on the current estimate of fair value. The goodwill impairment charge is a preliminary estimate that will be finalized in third quarter of 2016. The increase in amortization of intangibles was due primarily to the change in classification of a Publishing trade name from an indefinite-lived intangible asset to a definite-lived intangible asset, effective April 1, 2016, and an impairment charge of $11.6 million related to certain Publishing indefinite-lived trade names. The change in acquisition-related contingent consideration fair value adjustments was primarily the result of expense in the current year period of $7.6 million in the amount of contingent consideration expected to be paid in connection with an acquisition in the Applications segment, which is now exceeding our previous expectations, versus income of $6.3 million in the prior year period. The change in acquisition-related contingent consideration fair value adjustments resulted from an update of the future forecast of earnings and operating metrics.
See Note 4 to the consolidated financial statements for a detailed description of the Publishing goodwill and indefinite-lived intangible asset impairments.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015
Operating income in 2016 decreased to a loss from 2015 despite an increase of $14.1 million in Adjusted EBITDA described below, due primarily to a goodwill impairment charge of $275.4 million at Publishing, increases of $23.8 million in amortization of intangibles, $14.1 million in stock-based compensation expense and $27.4 million in changes from acquisition-related contingent consideration fair value adjustments. The goodwill impairment charge, increase in amortization of intangibles and changes in acquisition-related contingent consideration fair value adjustments are driven by the factors described above in the three-month discussion. The increase in stock-based compensation expense was due primarily to the issuance of equity awards since the prior year and charges associated with the modification of certain equity awards in the current year period.
At June 30, 2016, there was $207.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	$ Change	% Change	2015	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$100,120	$36,672	58%	$63,448	$164,706	$68,008	70%	$96,698
HomeAdvisor	15,016	10,316	219%	4,700	19,982	16,118	417%	3,864
Publishing	(11,845)	(29,182)	NM	17,337	(431)	(44,421)	NM	43,990
Applications	29,082	(20,013)	(41)%	49,095	60,140	(34,504)	(36)%	94,644
Video	(3,975)	8,160	67%	(12,135)	(20,876)	10,965	34%	(31,841)
Other	(944)	(1,822)	NM	878	115	(1,485)	(93)%	1,600
Corporate	(15,418)	(774)	(5)%	(14,644)	(25,714)	(595)	(2)%	(25,119)
Total	$112,036	$3,357	3%	$108,679	$197,922	$14,086	8%	$183,836

As a percentage of revenue	15%			14%	13%			12%
See Note 10 to the consolidated financial statements for reconciliations of operating income (loss) by reportable segment and net earnings attributable to IAC's shareholders to Adjusted EBITDA.
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015
Match Group Adjusted EBITDA increased 58% due primarily to higher revenue, reduced selling and marketing expense as a percentage of revenue as the revenue mix continues to shift towards brands with lower marketing spend, $7.5 million of lower costs in the current year period related to the consolidation and streamlining of technology systems and European operations at our Dating businesses ($1.4 million in 2016 as compared to $9.0 million in 2015) and reduced losses from Non-dating.
HomeAdvisor Adjusted EBITDA increased 219% due primarily to higher revenue, partially offset by an increase in selling and marketing expense due to continued investment.
Publishing Adjusted EBITDA decreased to a loss of $11.8 million in the current year period due primarily to lower revenue and $4.5 million in restructuring costs.
Applications Adjusted EBITDA decreased 41% due primarily to lower revenue and $1.9 million in restructuring costs, partially offset by decreases in cost of revenue and selling and marketing expense.
Video Adjusted EBITDA loss improved 67% due primarily to reduced losses at Electus and Vimeo and a swing to profits at Daily Burn versus a loss in the prior year period.
Other Adjusted EBITDA declined $1.8 million to a loss in the current year period due primarily to lower revenue which resulted from the sale of PriceRunner.
Corporate Adjusted EBITDA loss increased 5% due to an increase in professional fees.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015
Match Group Adjusted EBITDA increased 70% due primarily to the factors described above in the three-month discussion.
HomeAdvisor Adjusted EBITDA increased 417% due primarily to the factors described above in the three-month discussion. Adjusted EBITDA was further impacted by higher compensation due, in part, to increased headcount and an increase in bad debt expense.

Publishing Adjusted EBITDA declined to a loss in the current year period due primarily to lower revenue, partially offset by decreases in selling and marketing expense, cost of revenue and general and administrative expense. Adjusted EBITDA was further impacted by $5.9 million in restructuring costs.
Applications Adjusted EBITDA decreased 36% due primarily to lower revenue, partially offset by decreases in cost of revenue and selling and marketing expense. Adjusted EBITDA was further impacted by $2.6 million in restructuring costs.
Video Adjusted EBITDA loss improved 34% due primarily to reduced losses at Electus, Vimeo and Daily Burn and a profit at IAC Films in the current year period.
Other Adjusted EBITDA decreased 93% due to the sale of PriceRunner in the first quarter of the current year, partially offset by Adjusted EBITDA improvement at ShoeBuy.
Corporate Adjusted EBITDA loss increased 2% due to the factor described above in the three-month discussion.
Interest expense
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense	$(27,644)	$12,430	82%	$(15,214)
Interest expense in 2016 increased from 2015 due to the borrowings under the Match Group Term Loan as well as the 2% higher interest rate associated with the exchange of $445 million of 2015 Match Group Senior Notes for a substantially like amount of 2012 Senior Notes and interest on the 2016 Match Group Senior Notes issued June 1, 2016.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense	$(55,504)	$26,226	90%	$(29,278)
Interest expense in 2016 increased from 2015 due primarily to the factors described above in the three-month discussion.
Other (expense) income, net
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other expense, net	$(7,192)	$(5,554)	(339)%	$(1,638)
Other expense, net in 2016 includes a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the prepayment of $400 million of the Match Group Term Loan and a pre-tax loss of $3.7 million related to the sale of ASKfm, partially offset by $8.6 million in net foreign currency exchange gains.
Other expense, net in 2015 includes $1.3 million in net foreign currency exchange losses.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other income, net	$8,705	$3,355	63%	$5,350
Other income, net in 2016 includes $13.1 million in net foreign currency exchange gains, a $12.0 million pre-tax gain related to the sale of PriceRunner and a $3.1 million pre-tax gain related to the sale of a marketable equity security, partially offset by a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs as described above in the three-month discussion, a pre-tax loss of $3.7 million related to the sale of ASKfm, a $3.4 million mark-to-market adjustment pertaining to subsidiary denominated equity awards issued to non-employees, a $3.1 million loss on the 2012 and 2013 Senior Note redemptions and $2.7 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
Other income, net in 2015 includes $4.5 million in net foreign currency exchange gains.
Income tax benefit
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

	Three Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax benefit	$96,740	NM	NM	$11,968
Effective income tax rate	34%			NM
The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to the non-deductible portion of the goodwill impairment at the Publishing segment, partially offset by state taxes.
The 2015 income tax benefit was due primarily to the realization of certain deferred tax assets, a reduction in tax reserves and related interest due to the expiration of statutes of limitations, and the non-taxable gain on contingent consideration fair value adjustments, partially offset by state taxes.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax benefit	$95,220	NM	NM	$5,788
Effective income tax rate	34%			NM
The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to the factors described above in the three-month discussion.
The 2015 income tax benefit was due primarily to the factors described above in the three-month discussion.
For further details of income tax matters see Note 2 to the consolidated financial statements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	June 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents:
United States (1)	$754,768	$1,109,331
All other countries (2) (3)	491,216	372,116
Total cash and cash equivalents	1,245,984	1,481,447
Marketable securities (United States) (4)	79,208	39,200
Total cash and cash equivalents and marketable securities (5)	$1,325,192	$1,520,647

Match Group Debt:
6.375% Senior Notes due June 1, 2024 (the "2016 Match Group Senior Notes"); interest payable each June 1 and December 1, which commences December 1, 2016	$400,000	$—
6.75% Senior Notes due December 15, 2022 (the "2015 Match Group Senior Notes"); interest payable each June 15 and December 15 which commenced June 15, 2016	445,172	445,172
Match Group Term Loan due November 16, 2022 (6) (7)	390,000	800,000
Total Match Group long-term debt	1,235,172	1,245,172
Less: Current maturities of Match Group long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,308	11,691
Less: Unamortized debt issuance costs	15,076	16,610
Total Match Group debt, net of current maturities	1,214,788	1,176,871

IAC Debt:
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	445,003	500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	48,619	54,732
Total IAC long-term debt	493,622	554,732
Less: Current portion of IAC long-term debt	50,000	—
Less: Unamortized debt issuance costs	3,151	4,649
Total IAC debt, net of current portion	440,471	550,083

Total long-term debt, net of current portion	$1,655,259	$1,726,954
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
(5) At June 30, 2016, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $73.5 million and $100.5 million, respectively. At December 31, 2015, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $34.4 million and $53.8 million, respectively. Marketable securities at December 31, 2015 include $11.6 million at Match Group. There are no marketable securities at June 30, 2016 at Match Group. Agreements governing Match Group’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company. In addition, Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we may not freely access the cash of Match Group and its subsidiaries. Match Group generated $113.9 million and $93.5 million of operating cash flows for the six months ended June 30, 2016 and 2015, respectively.
(6) Proceeds from the 2016 Match Group Senior Notes were used to repay a portion of the Match Group Term Loan. Principal payments of $10 million under the Match Group Term Loan are no longer due quarterly through maturity. A final principal payment of $390 million is due at maturity.
(7) The Match Group Term Loan matures on November 16, 2022; provided that, if any of the 2015 Match Group Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes, the Match Group Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes.
Match Group Senior Notes:
On June 1, 2016, Match Group issued $400 million aggregate principal amount of the 2016 Match Group Senior Notes due June 1, 2024.
On November 16, 2015, Match Group issued $445.2 million of 2015 Match Group Senior Notes in exchange for a portion of IAC 2012 Senior Notes (the "Match Exchange Offer"). Promptly following the closing of the Match Exchange Offer, Match Group and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
The indentures governing the 2016 and 2015 Match Group Senior Notes contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. As of June 30, 2016, Match Group was in compliance with all applicable covenants.
Match Group Term Loan and Match Group Credit Facility:
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), Match Group borrowed $800 million in the form of a term loan. The proceeds of the 2016 Match Group Senior Notes, described above, were used to repay a portion of the Match Group Term Loan and quarterly principal payments of $10 million under the Match Group Term Loan are no longer due; at maturity, a final principal payment of $390 million is due. Additionally, the Match Group Term Loan would require additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Match Group Credit Agreement. The Match Group Term Loan bears interest, at Match Group's option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, and in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan.
Match Group has a $500 million revolving credit facility that expires on October 7, 2020 (the "Match Group Credit Facility"). The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0.

There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit Match Group's ability and the ability of its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Match Group Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Match Group Term Loan are unconditionally guaranteed by certain wholly-owned Match Group domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Match Group Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank equally with each other, and have priority over the 2016 and 2015 Match Group Senior Notes to the extent of the value of the assets securing the borrowings under the Match Group Credit Agreement.
IAC Senior Notes:
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. The restrictive covenants of the indenture governing the 2012 Senior Notes were substantially eliminated following the Match Exchange Offer. As of June 30, 2016, IAC was in compliance with all applicable covenants.
IAC Credit Facility:
IAC has a $300 million revolving credit facility that expires October 7, 2020 (the "IAC Credit Facility"). The annual commitment fee on undrawn funds is currently 35 basis points based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio (as defined in the agreement) of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. The obligations under the IAC Credit Facility are secured by the stock of certain IAC domestic and foreign subsidiaries and unconditionally guaranteed by certain wholly-owned domestic subsidiaries.
Cash Flow Information
In summary, the Company's cash flows attributable to continuing operations are as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$65,929	$85,779
Net cash provided by (used in) investing activities	18,971	(152,864)
Net cash used in financing activities	(314,467)	(261,533)
2016
Net cash provided by operating activities attributable to continuing operations consists of earnings from continuing operations, adjusted for stock-based compensation expense, depreciation, amortization of intangibles, goodwill impairment, deferred income taxes, acquisition-related contingent consideration fair value adjustments, excess tax benefits, adjustments related to gains on the sale of businesses and investments, and the effect of changes in working capital. Adjustments to earnings primarily consist of $275.4 million of goodwill impairment at the Publishing segment, $58.9 million of stock-based compensation expense, $50.8 million of amortization of intangibles and $33.4 million of depreciation, $90.9 million of deferred income taxes, $21.9 million in excess tax benefits, $13.1 million of net gains on the sale of businesses and investments, $10.5 million of acquisition-related contingent consideration fair value adjustments, and $20.9 million in other adjustments that consist mostly of non-cash losses on the extinguishment of Match Group and IAC debt. The decrease from changes in working capital consist primarily of a decrease in accounts payable and other current liabilities of $88.2 million and a decrease in income taxes payable of $48.0 million, partially offset by a decrease in accounts receivable of $47.9 million and an increase in deferred revenue of $32.6 million. The decrease in accounts payable and other current liabilities is due to (i) a decrease in accrued advertising and revenue share expense at Publishing and Applications mainly due to the effect of the new services agreement with Google in the second quarter of 2016, (ii) a decrease in accrued employee compensation and benefits mainly related to the payment of 2015 cash bonuses in 2016, (iii) a decrease in payables at Match Group due to timing of payments, and (iv) a decrease in VAT payables related mainly to timing of payments. The decrease in income taxes payable is primarily due to the payment of 2015 tax liabilities in 2016. The decrease in accounts receivable is mainly due to a decrease at Publishing due to lower revenue related to the new services agreement with Google, partially offset by an increase at HomeAdvisor due to revenue growth. The increase in deferred revenue is mainly due to growth in prepaid revenue at Match Group, HomeAdvisor, SlimWare (in the Applications segment) and Vimeo.
Net cash provided by investing activities attributable to continuing operations in 2016 includes net proceeds from the sale of businesses and investments of $103.7 million, which mainly consists of proceeds from the sale of PriceRunner, partially offset by purchases (net of sales and maturities) of marketable debt securities of $46.9 million, capital expenditures of $35.1 million, primarily related to Match Group and HomeAdvisor investments in internal development of software to support their products and services, as well as leasehold improvements and computer hardware, and cash used in investments and acquisitions of $7.6 million.
Net cash used in financing activities attributable to continuing operations in 2016 includes $214.6 million for the repurchase of 4.7 million shares of common stock at an average price of $45.34 per share, $61.1 million for the purchase of a portion of the 2012 and 2013 Senior Notes, a $30.0 million increase in restricted cash that relates to unsettled IAC bond redemptions, $13.1 million in net payments related to the issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes, $4.6 million in debt issuance costs related to the 2016 Match Group Senior Notes, $2.4 million for the purchase of noncontrolling interests, and $2.2 million in acquisition-related contingent consideration payments, partially offset by excess tax benefits from stock-based awards of $21.9 million. Additionally, a payment of $410.0 million was made toward the Match Group Term Loan, of which $400.0 million was financed by the issuance of the 2016 Match Group Senior Notes.
2015
Adjustments to earnings from continuing operations primarily consist of $44.9 million of stock-based compensation expense, $31.1 million of depreciation and $27.0 million of amortization of intangibles, partially offset by $36.5 million of excess tax benefits from stock-based awards and $16.9 million in acquisition-related contingent consideration fair value adjustments. The decrease from changes in working capital consists primarily of a decrease in income taxes payable of $63.3 million and a decrease of $33.4 million in accounts payable and other current liabilities, partially offset by an increase in deferred revenue of $40.4 million. The decrease in income taxes payable is primarily due to the payment of 2014 tax liabilities in 2015 and the realization of a capital loss in the current year. The decrease in accounts payable and other current liabilities is due mainly to a decrease in accrued advertising expense and accrued revenue share at Publishing and Applications, respectively, partially offset by an increase in accrued advertising at Match Group. The decrease in accrued advertising at Publishing is due mainly to lower fees paid to search engines and timing of payments. The decrease in accrued revenue at Applications is due mainly to lower Partnerships revenue. The increase in accrued advertising at Match Group is due mainly to increased online spending. The increase in deferred revenue is due mainly to growth in subscription revenue at Match Group, Vimeo, and HomeAdvisor, as well as an increase at Electus due to the timing of cash received related to various production deals.
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
Net cash used in financing activities attributable to continuing operations in 2015 includes $200.0 million for the repurchase of 3.0 million shares of common stock at an average price of $67.68 per share, $56.7 million related to the payment of cash dividends to IAC shareholders, $20.7 million in net payments related to the issuance of common stock pursuant to stock-based awards, net of withholding taxes, $15.3 million for the purchase of noncontrolling interests and $5.7 million in acquisition-related contingent consideration payments, partially offset by excess tax benefits from stock-based awards of $36.5 million.

Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. IAC has a $300 million revolving credit facility that expires on October 7, 2020. Match Group has a $500 million revolving credit facility that expires on October 7, 2020. At June 30, 2016, there were no outstanding borrowings under the IAC Credit Facility or the Match Group Credit Facility.
At June 30, 2016, IAC had 10.9 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
IAC's consolidated cash and cash equivalents at June 30, 2016 were $1.246 billion, of which $174.0 million was owned by Match Group. The Company generated $65.9 million of operating cash flows for the six months ended June 30, 2016, of which $113.9 million was generated by Match Group. Agreements governing Match Group's indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company. In addition, Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we may not freely access the cash of the Match Group and its subsidiaries.
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
The Company believes its existing cash, cash equivalents, time deposits and marketable securities and expected positive cash flows generated from operations will be sufficient to fund our normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our respective products and services. The Company’s indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditure or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At June 30, 2016, except as noted below, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.
The Company has total long-term debt of $1.7 billion at both June 30, 2016 and December 31, 2015. However, on June 1, 2016, Match Group issued $400 million of 6.375% Senior Notes. The proceeds from the offering were used to repay a portion of the $790 million of indebtedness outstanding under the Match Group Term Loan. The Match Group Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%. Based on this transaction, the Company will incur approximately $100 million of additional interest expense over the term of its debt obligations due to the higher interest rate and the longer maturity of the 6.375% Senior Notes, due June 1, 2024, as compared to the Match Group Term Loan, due November 16, 2022. The amount of interest ultimately paid on the Match Group Term Loan may differ based on future changes in interest rates.

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

Definition of IAC's Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.

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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to IAC shareholders to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015, see Note 10 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2016, except as noted below, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.

Interest Rate Risk
At June 30, 2016, the Company's outstanding debt was $1.7 billion (including $50.0 million of 2013 Senior Notes classified as current, pending purchase) of which $1.3 billion bears interest at fixed rates and $390 million bears interest at variable rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $59.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Match Group Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%.  LIBOR at June 30, 2016 for similar borrowings of three months was approximately 65 basis points. If LIBOR were to increase by 100 basis points then the annual interest payments on the Match Group Term Loan would increase by 65 basis points, or $2.6 million, in 2016. If LIBOR decreased 65 basis points to zero, annual interest payments on the Match Group Term Loan would remain the same. Such potential changes in interest payments are based on quarterly amortization and certain simplifying assumptions, including a constant rate of variable-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

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

Securities Class Action Litigation against Match Group

As previously disclosed in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against Match Group, five of its officers and directors, and twelve underwriters of Match Group's Company’s initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas).  The complaint alleges that Match Group's registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) Match Group's Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Key Terms") would decline substantially in the quarter ended December 31, 2015.  The complaint asserts that these alleged failures to timely disclose material information caused Match Group's stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015.  The complaint pleads claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for the Company’s alleged violations.  The complaint seeks class certification, damages in an unspecified amount and attorneys’ fees.  On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff.  See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas).  On April 25, 2016, Judge Boyle in the Chan case issued an order granting the parties’ joint motion to transfer that case to Judge Lindsay, who is presiding over the earlier-filed Stein case.  On April 27, 2016, various current or former shareholders in Match Group and their respective law firms filed motions seeking appointment as lead plaintiff(s) and lead or liaison counsel for the putative class.  On April 28, 2016, the Court issued orders: (i) consolidating the Chan case into the Stein case, (ii) approving the parties’ stipulation to extend the defendants’ time to respond to the complaint until after the Court has appointed a lead plaintiff and lead counsel for the putative class and has set a schedule for the plaintiff’s filing of a consolidated complaint and the defendants’ response to that pleading, and (iii) referring the various motions for appointment of lead plaintiff(s) and lead or liaison counsel for the putative class to a United States Magistrate Judge for determination.  On June 9, 2016, the Magistrate Judge issued an order appointing two lead plaintiffs, two law firms as co-lead plaintiffs’ counsel, and a third law firm as plaintiffs’ liaison counsel.  In accordance with this order, the consolidated case is now captioned Mary McCloskey et ano. v. Match Group, Inc. et al., No. 3:16-CV-549-L.  On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. We and Match Group believe that the allegations in these lawsuits are without merit and will defend vigorously against them.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
During the quarter ended June 30, 2016, the Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2016	1,299,864	$46.60	1,299,864	1,084,462
May 2016	211,280	$49.83	211,280	10,873,182
June 2016	—	—	—	—
Total	1,511,144	$47.05	1,511,144	10,873,182
_______________________________________________________________________________

(1)	Reflects repurchases made pursuant to the repurchase authorization previously announced in April 2013.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of June 30, 2016 pursuant to the April 2013 and/or May 2016 repurchase authorizations, as applicable. IAC may purchase shares pursuant to these repurchase authorizations over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Indenture, dated as of June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as trustee.	Exhibit 4.1 to Match Group, Inc.'s Current Report on Form 8-K, filed on June 2, 2016.
4.2	Registration Rights Agreement, dated as of June 1, 2016, between Match Group, Inc. and J.P. Morgan Securities LLC.	Exhibit 4.2 to Match Group, Inc.'s Current Report on Form 8-K, filed on June 2, 2016.
10.1	Amendment No.1 to Employee Matters Agreement, dated as of April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 99.2 to the Schedule 13D filed by IAC/InterActiveCorp on April 14, 2016.
10.2	Employment Agreement, dated as of April 7, 2016, by and between Glenn H. Schiffman and IAC/InterActiveCorp.(1)(2)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(2)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(3)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Reflects management contract and compensatory plan.

(2)	Filed herewith.

(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 9, 2016
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	August 9, 2016
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