Form 10-Q
period 2016-09-30
IAC/INTERACTIVECORP
filed 2016-11-09
CIK 891103

As filed with the Securities and Exchange Commission on November 9, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2016, the following shares of the registrant's common stock were outstanding:

Common Stock	73,500,407
Class B Common Stock	5,789,499
Total outstanding Common Stock	79,289,906
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 28, 2016 was $4,742,356,140. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,189,784	$1,481,447
Marketable securities	177,862	39,200
Accounts receivable, net of allowance of $16,650 and $16,528, respectively	199,328	250,077
Other current assets	232,556	174,286
Total current assets	1,799,530	1,945,010

Property and equipment, net of accumulated depreciation and amortization of $319,804 and $284,494, respectively	317,277	302,817
Goodwill	1,942,556	2,245,364
Intangible assets, net	382,296	440,828
Long-term investments	126,855	137,386
Other non-current assets	102,646	117,286
TOTAL ASSETS	$4,671,160	$5,188,691

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$—	$40,000
Accounts payable, trade	72,268	86,883
Deferred revenue	284,227	258,412
Accrued expenses and other current liabilities	346,094	383,251
Total current liabilities	702,589	768,546

Long-term debt, net of current portion	1,641,285	1,726,954
Income taxes payable	35,800	33,692
Deferred income taxes	250,883	348,773
Other long-term liabilities	39,244	64,510

Redeemable noncontrolling interests	31,160	30,391

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 255,496,433 and 254,014,976 shares, respectively and outstanding 73,442,278 and 77,245,709 shares, respectively	255	254
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,906,822	11,486,315
Retained earnings	188,063	331,394
Accumulated other comprehensive loss	(122,684)	(152,103)
Treasury stock 192,422,155 and 187,137,267 shares, respectively	(10,108,606)	(9,861,350)
Total IAC shareholders' equity	1,863,866	1,804,526
Noncontrolling interests	106,333	411,299
Total shareholders' equity	1,970,199	2,215,825
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,671,160	$5,188,691
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue	$764,102	$838,561	$2,328,720	$2,382,205
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	179,131	199,377	543,262	564,077
Selling and marketing expense	292,393	343,110	970,259	1,030,302
General and administrative expense	128,829	134,122	417,206	378,265
Product development expense	45,947	46,859	151,688	138,546
Depreciation	17,951	15,625	51,321	46,693
Amortization of intangibles	14,267	12,338	65,062	39,304
Goodwill impairment	—	—	275,367	—
Total operating costs and expenses	678,518	751,431	2,474,165	2,197,187
Operating income (loss)	85,584	87,130	(145,445)	185,018
Interest expense	(27,118)	(15,992)	(82,622)	(45,270)
Other income, net	11,700	34,398	20,405	39,748
Earnings (loss) from continuing operations before income taxes	70,166	105,536	(207,662)	179,496
Income tax (provision) benefit	(17,826)	(40,510)	77,394	(34,722)
Earnings (loss) from continuing operations	52,340	65,026	(130,268)	144,774
Earnings (loss) from discontinued operations, net of tax	—	17	—	(11)
Net earnings (loss)	52,340	65,043	(130,268)	144,763
Net (earnings) loss attributable to noncontrolling interests	(9,178)	568	(13,063)	6,558
Net earnings (loss) attributable to IAC shareholders	$43,162	$65,611	$(143,331)	$151,321

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations	$0.54	$0.79	$(1.78)	$1.82
Diluted earnings (loss) per share from continuing operations	$0.49	$0.74	$(1.78)	$1.71
Basic earnings (loss) per share	$0.54	$0.79	$(1.78)	$1.82
Diluted earnings (loss) per share	$0.49	$0.74	$(1.78)	$1.71

Dividends declared per share	$—	$0.34	$—	$1.02

Stock-based compensation expense by function:
Cost of revenue	$597	$307	$1,904	$846
Selling and marketing expense	1,465	2,442	5,026	7,284
General and administrative expense	18,248	21,683	59,957	56,320
Product development expense	3,351	2,577	15,723	7,419
Total stock-based compensation expense	$23,661	$27,009	$82,610	$71,869
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net earnings (loss)	$52,340	$65,043	$(130,268)	$144,763
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment (a)	(4,808)	(10,603)	7,596	(58,604)
Change in unrealized gains and losses of available-for-sale securities (net of tax benefits of $85 and $868 for the three and nine months ended September 30, 2016, respectively, and net of tax benefits of $277 and $95 for the three and nine months ended September 30, 2015, respectively) (b)	(145)	(3,617)	1,510	632
Total other comprehensive (loss) income, net of tax	(4,953)	(14,220)	9,106	(57,972)
Comprehensive income (loss)	47,387	50,823	(121,162)	86,791
Comprehensive (income) loss attributable to noncontrolling interests	(9,502)	595	(13,881)	7,742
Comprehensive income (loss) attributable to IAC shareholders	$37,885	$51,418	$(135,043)	$94,533
________________________
(a) The nine months ended September 30, 2016 and the three and nine months ended September 30, 2015 include amounts reclassified out of other comprehensive income into earnings. See Note 8 - Accumulated Other Comprehensive Loss for additional information.
(b) The three and nine months ended September 30, 2016 and 2015 include unrealized gains reclassified out of other comprehensive income into earnings. See Note 5 - Marketable Securities and Note 8 - Accumulated Other Comprehensive Loss for additional information.
.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2016
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive (Loss) Income		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2015	$30,391	$254	254,015	$16	16,157	$11,486,315	$331,394	$(152,103)	$(9,861,350)	$1,804,526	$411,299	$2,215,825
Net (loss) earnings	(3,091)	—	—	—	—	—	(143,331)	—	—	(143,331)	16,154	(127,177)
Other comprehensive income, net of tax	86	—	—	—	—	—	—	8,288	—	8,288	732	9,020
Stock-based compensation expense	1,224	—	—	—	—	40,046	—	—	—	40,046	35,281	75,327
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,481	—	—	(7,024)	—	—	—	(7,023)	—	(7,023)
Income tax benefit related to stock-based awards	—	—	—	—	—	44,768	—	—	—	44,768	—	44,768
Purchase of treasury stock	—	—	—	—	—	—	—	—	(247,256)	(247,256)	—	(247,256)
Purchase of redeemable noncontrolling interests	(2,529)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	6,282	—	—	—	—	(5,921)	—	—	—	(5,921)	—	(5,921)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	804	804
Reallocation of shareholders' equity balances related to the noncontrolling interests created in the Match Group initial public offering	—	—	—	—	—	342,507	—	21,131	—	363,638	(363,638)	—
Changes in noncontrolling interests of Match Group due to the issuance of its common stock	—	—	—	—	—	(6,061)	—	—	—	(6,061)	6,061	—
Noncontrolling interests created in a recent acquisition	—	—	—	—	—	12,222	—	—	—	12,222	—	12,222
Other	(1,203)	—	—	—	—	(30)	—	—	—	(30)	(360)	(390)
Balance at September 30, 2016	$31,160	$255	255,496	$16	16,157	$11,906,822	$188,063	$(122,684)	$(10,108,606)	$1,863,866	$106,333	$1,970,199
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
(Loss) earnings from continuing operations	$(130,268)	$144,774
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	82,610	71,869
Depreciation	51,321	46,693
Amortization of intangibles	65,062	39,304
Goodwill impairment	275,367	—
Excess tax benefits from stock-based awards	(43,131)	(49,147)
Deferred income taxes	(99,955)	(7,851)
Equity in losses of unconsolidated affiliates	340	78
Acquisition-related contingent consideration fair value adjustments	7,993	(17,906)
Gains on sale of businesses and investments, net	(13,416)	(523)
Gain on real estate transaction	—	(33,586)
Other adjustments, net	21,882	15,679
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	32,950	(25,822)
Other assets	(19,775)	(13,746)
Accounts payable and other current liabilities	(63,669)	(17,635)
Income taxes payable	(37,081)	(13,748)
Deferred revenue	31,352	45,674
Net cash provided by operating activities attributable to continuing operations	161,582	184,107
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(2,524)	(43,286)
Capital expenditures	(62,739)	(44,558)
Investments in time deposits	(87,500)	—
Proceeds from maturities of time deposits	87,500	—
Proceeds from maturities and sales of marketable debt securities	79,210	192,928
Purchases of marketable debt securities	(229,246)	(93,134)
Purchases of investments	(7,211)	(25,073)
Net proceeds from the sale of businesses and investments	110,536	8,551
Other, net	5,562	(4,095)
Net cash used in investing activities attributable to continuing operations	(106,412)	(8,667)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(247,256)	(200,000)
Proceeds from Match Group 2016 Senior Notes offering	400,000	—
Principal payments on Match Group Term Loan	(410,000)	—
Principal payment on Liberty Bonds	—	(80,000)
Debt issuance costs	(5,048)	—
Redemption and repurchase of Senior Notes	(126,271)	—
Dividends	—	(84,947)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(7,148)	(40,197)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	467	—
Excess tax benefits from stock-based awards	43,131	49,147
Purchase of noncontrolling interests	(2,529)	(29,899)
Acquisition-related contingent consideration payments	(2,180)	(5,712)
Decrease in restricted cash related to bond redemptions	20,000	—
Other, net	(766)	512
Net cash used in financing activities attributable to continuing operations	(337,600)	(391,096)
Total cash used in continuing operations	(282,430)	(215,656)
Total cash used in discontinued operations	—	(190)
Effect of exchange rate changes on cash and cash equivalents	(9,233)	(8,111)
Net decrease in cash and cash equivalents	(291,663)	(223,957)
Cash and cash equivalents at beginning of period	1,481,447	990,405
Cash and cash equivalents at end of period	$1,189,784	$766,448

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and Internet company comprised of widely known consumer brands such as HomeAdvisor, Vimeo, About.com, Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, OkCupid, Tinder and PlentyOfFish.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Certain Risks and Concentrations
A significant portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"). The Company's service agreement became effective on April 1, 2016, following the expiration of the previous services agreement. The services agreement expires on March 31, 2020; the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its own policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and nine months ended September 30, 2016, revenue earned from Google was $172.0 million and $638.2 million, respectively. For the three and nine months ended September 30, 2015, revenue earned from Google was $332.0 million and $979.8 million, respectively. This revenue is earned by the businesses comprising the Publishing and Applications segments. For the three and nine months ended September 30, 2016, revenue earned from Google represents 66% and 76% of Publishing revenue and 85% and 87% of Applications revenue, respectively. For the three and nine months ended September 30, 2015, revenue earned from Google represents 85% and 84% of Publishing revenue and 93% and 94% of Applications revenue, respectively. Accounts receivable related to revenue earned from Google totaled $59.2 million and $97.2 million at September 30, 2016 and December 31, 2015, respectively.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes clarifications to how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. The Company does not expect the adoption of this standard update to have a material impact on its consolidated financial statements; and is currently evaluating the method and timing of adoption.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payments Accounting (Topic 718). The update is intended to simplify existing guidance on various aspects of the accounting and presentation of employee share-based payments in financial statements including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted.
The primary effects of the adoption of ASU 2016-09 on the Company’s results of operations, cash flows and earnings per share will be due to the change in the treatment of the excess tax benefit (deficiency) related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units. The table below illustrates this effect.

Excess tax benefit (deficiency) of equity awards to employees upon exercise of stock options and the vesting of restricted stock units:	Accounting under current GAAP:	Accounting following adoption of ASU 2016-09:
Statement of operations	Treated as an increase (or decrease) to additional paid-in capital when realized (i.e., reduction of income taxes payable)	Included in the determination of the income tax provision or benefit upon option exercise or share vesting
Statement of cash flows	Treated as a financing cash flow	Treated as an operating cash flow
Calculation of fully diluted shares for the determination of earnings per share	Included as a component of the assumed proceeds in applying the treasury stock method	Excluded from the assumed proceeds in applying the treasury stock method

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The expected effect of the adoption of ASU 2016-09 for the Company will be to increase reported net earnings (or reduce reported net loss) and increase operating cash flow and basic earnings per share (or reduce reported net loss per share). The number of shares used in the calculation of fully diluted earnings per share will also increase due to the reduction in assumed proceeds under the treasury stock method. The actual effect on fully diluted earnings per share could be an increase or a decrease in any period, which will depend upon the increase in reported earnings and the increase in the number of shares included in the fully diluted earnings per share calculation.
The Company will adopt the change in treatment of excess tax benefit (deficiency) as of January 1, 2017 using the modified retrospective approach with the cumulative effect recognized as of the date of initial adoption and will apply the provisions of ASU 2016-09 related to the presentation on the statement of cash flows using the prospective approach.
To illustrate the effect of ASU 2016-09 on the Company’s results for the nine months ended September 30, 2016, the table below illustrates the change in the Company’s reported results after giving pro forma effect to ASU 2016-09 as if it had been in effect on January 1, 2016.

	Reported results under current GAAP	Pro forma results assuming ASU 2016-09 had been in effect on January 1, 2016
	(In thousands, except per share data)
Net loss	$(130,268)	$(85,500)
Net earnings attributable to noncontrolling interests	13,063	13,063
Net loss attributable to IAC shareholders	(143,331)	(98,563)
Cash flows provided by operating activities attributable to continuing operations	161,582	204,713
Cash flows used in financing activities attributable to continuing operations	(337,600)	(380,731)
Basic loss per share from continuing operations	$(1.78)	$(1.23)
Fully diluted loss per share from continuing operations	$(1.78)	$(1.23)
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017. In March, April and May 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU 2014-09 may either be applied retrospectively to each prior period presented or using the modified retrospective approach with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

impact the adoption of this standard update will have on its consolidated financial statements. The Company will adopt this standard using the modified retrospective approach effective January 1, 2018.
Reallocation of Noncontrolling Interests
During the quarter ended March 31, 2016, the Company reallocated amounts within the accounts comprising shareholders' equity to correct the amount of noncontrolling interests that was initially recorded following the initial public offering ("IPO") of Match Group, which occurred on November 24, 2015. The noncontrolling interests should have been recorded using the net book value of Match Group rather than the net IPO proceeds. In addition, the adjustment allocates the proportionate share of the accumulated other comprehensive loss to the noncontrolling interests balance. The reallocation has no effect on net income or earnings per share. Based on our assessment of both qualitative and quantitative factors, the reallocation was not considered material to the consolidated financial statements of the Company as of and for: (i) the year ended December 31, 2015, (ii) the three months ended March 31, 2016; (iii) the six months ended June 30, 2016; and (iv) the nine months ended September 30, 2016. Therefore, the adjustment was initially reflected in the consolidated financial statements of the Company as of and for the three months ended March 31, 2016 and will, therefore, also be reflected in the year-to-date consolidated financial statements of each subsequent interim period in 2016 and the annual consolidated financial statements for the year ending December 31, 2016.
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
For the three and nine months ended September 30, 2016, the Company recorded an income tax provision for continuing operations of $17.8 million and an income tax benefit for continuing operations of $77.4 million, respectively, which represents effective income tax rates of 25% and 37%, respectively. The effective tax rate for the three months ended September 30, 2016 is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2016 is higher than the statutory rate of 35% due primarily to foreign income taxed at lower rates, state taxes and the non-taxable gain on the sale of PriceRunner, partially offset by the non-deductible portion of the goodwill impairment at the Publishing segment. For the three and nine months ended September 30, 2015, the Company recorded an income tax provision for continuing operations of $40.5 million and $34.7 million, respectively, which represents effective income tax rates of 38% and 19%, respectively. The effective tax rate for the three months ended September 30, 2015 is higher than the statutory rate of 35% due primarily to state taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2015 is lower than the statutory rate of 35% due primarily to the realization of certain deferred tax assets, a reduction in tax reserves and related interest due to the expiration of statutes of limitations and the non-taxable gain on contingent consideration fair value adjustments.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At September 30, 2016 and December 31, 2015, the Company has accrued $2.8 million and $2.5 million,

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respectively, for the payment of interest. At September 30, 2016 and December 31, 2015, the Company has accrued $1.8 million and $2.2 million, respectively, for penalties.
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
At September 30, 2016 and December 31, 2015, unrecognized tax benefits, including interest, are $41.3 million and $43.4 million, respectively. If unrecognized tax benefits at September 30, 2016 are subsequently recognized, $38.2 million, net of related deferred tax assets and interest, would reduce the income tax provision for continuing operations. The comparable amount as of December 31, 2015 was $41.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $14.4 million within twelve months of September 30, 2016 due to expirations of statutes of limitations; $14.0 million of which would reduce the income tax provision for continuing operations.
NOTE 3—BUSINESS COMBINATION
On October 28, 2015, Match Group completed the purchase of all the outstanding shares of Plentyoffish Media Inc. ("PlentyOfFish"), a leading provider of subscription-based and ad-supported online personals servicing North America, Europe, Latin America and Australia. Services are provided through websites and mobile applications that PlentyOfFish owns and operates. The purchase price was $574.1 million in cash and is net of a $0.9 million working capital adjustment paid to Match Group in the second quarter of 2016. The financial results of PlentyOfFish are included in the Company's consolidated financial statements, within the Match Group segment, beginning October 28, 2015.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Pro forma Financial Information
The unaudited pro forma financial information in the table below presents the combined results of the Company and PlentyOfFish as if the acquisition of PlentyOfFish had occurred on January 1, 2015. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2015. For the three and nine months ended September 30, 2015, pro forma adjustments reflected below include decreases to revenue of $0.6 million and $9.0 million, respectively, related to the write-off of deferred revenue at the date of acquisition and increases of $3.7 million and $12.7 million, respectively, in amortization of intangible assets.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In thousands, except per share data)
Revenue	$860,320	$2,435,475
Net earnings attributable to IAC shareholders	$70,803	$160,750
Basic earnings per share attributable to IAC shareholders	$0.85	$1.94
Diluted earnings per share attributable to IAC shareholders	$0.80	$1.82
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30,	December 31,
	2016	2015
	(In thousands)
Goodwill	$1,942,556	$2,245,364
Intangible assets with indefinite lives	337,429	380,137
Intangible assets with definite lives, net	44,867	60,691
Total goodwill and intangible assets, net	$2,324,852	$2,686,192
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the nine months ended September 30, 2016:

	Balance at December 31, 2015	Additions	Deductions	Impairment	Foreign Exchange Translation	Balance at September 30, 2016
	(In thousands)
Match Group	$1,293,109	$603	$(2,983)	$—	$21,232	$1,311,961
HomeAdvisor	150,251	—	—	—	200	150,451
Video	15,590	9,649	—	—	—	25,239
Applications	447,242	—	—	—	—	447,242
Publishing	277,192	—	(1,968)	(275,367)	143	—
Other	61,980	—	(55,117)	—	800	7,663
Total	$2,245,364	$10,252	$(60,068)	$(275,367)	$22,375	$1,942,556
The September 30, 2016 goodwill balance reflects accumulated impairment losses of $598.0 million, $529.1 million, $42.1 million and $11.6 million at Publishing, Applications, ShoeBuy (included in the Other segment), and Connected Ventures (included in the Video segment), respectively.
The additions primarily relate to the acquisition of VHX (included in the Video segment). The deductions primarily relate to the sale of PriceRunner (included in the Other segment).
The Company performs its annual impairment assessment of goodwill and indefinite-lived intangible assets as of October 1. In each reporting period, the Company assesses whether any events have occurred or circumstances have changed that would make it more likely than not that the fair values of its reporting units and indefinite-lived intangible assets are below their respective carrying values. If the Company so concludes, the Company updates its estimate of the fair value of the applicable reporting unit and/or indefinite-lived intangible asset. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to the excess. Similarly, if the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment is recorded equal to the excess.
The Company concluded that it was more likely than not that the carrying value of the Publishing reporting unit and its indefinite-lived intangible assets were in excess of their respective fair values as of June 30, 2016 and, therefore, updated its estimated fair values of these assets as of that date. This conclusion was based upon the impact of the new Google contract, traffic trends and monetization challenges and the anticipated corresponding impact on our estimate of fair value. In performing the first step of the goodwill impairment assessment, the Company determined the fair value of the Publishing reporting unit using both an income approach based on discounted cash flows ("DCF") and a market approach. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including judgment

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

about the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the Publishing DCF analysis were based on the Company's most recent forecast for the second half of 2016 and each of the years in the forecast period, which were updated to include the effects of the new Google contract, traffic trends and monetization challenges and the cost savings from our restructuring efforts. For years beyond the forecast period, the Company's estimated cash flows were based on forecasted growth rates. The discount rate used in the DCF analysis reflects the risks inherent in the expected future cash flows of the Publishing reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value of the Publishing reporting unit. To determine a peer group of companies for Publishing, we considered companies relevant in terms of business model, revenue profile, margin and growth characteristics and brand strength.
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
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. During the second quarter of 2016, the Company changed the classification of certain intangibles from indefinite-lived to definite-lived at Publishing. At September 30, 2016 and December 31, 2015, intangible assets with definite lives are as follows:

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Trade names	$65,107	$(47,093)	$18,014	3.2
Content	62,082	(55,374)	6,708	4.1
Technology	56,109	(41,974)	14,135	3.3
Customer lists	28,470	(26,050)	2,420	2.2
Advertiser and supplier relationships and other	7,506	(3,916)	3,590	4.0
Total	$219,274	$(174,407)	$44,867	3.4

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Content	$62,082	$(48,937)	$13,145	4.1
Technology	55,487	(37,012)	18,475	3.2
Trade names	32,123	(26,268)	5,855	2.5
Customer lists	28,836	(13,078)	15,758	2.1
Advertiser and supplier relationships and other	15,709	(8,251)	7,458	4.2
Total	$194,237	$(133,546)	$60,691	3.3
At September 30, 2016, amortization of intangible assets with definite lives for each of the next five years is estimated to be as follows:

For the twelve months ending September 30,	(In thousands)
2017	$22,800
2018	12,527
2019	6,310
2020	3,180
2021	50
Total	$44,867

NOTE 5—MARKETABLE SECURITIES
At September 30, 2016, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$15,408	$2	$(8)	$15,402
Treasury discount notes	162,423	37	—	162,460
Total debt securities	177,831	39	(8)	177,862
Total marketable securities	$177,831	$39	$(8)	$177,862
At December 31, 2015, current available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$27,765	$—	$(187)	$27,578
Equity security	8,659	2,963	—	11,622
Total marketable securities	$36,424	$2,963	$(187)	$39,200
The unrealized gains and losses in the tables above are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. The gross unrealized losses on the marketable debt securities relate primarily to changes in interest rates. The Company does not consider the gross unrealized losses to be other-than-temporary because the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company does not intend to sell the marketable debt securities that generated the gross unrealized losses at September 30, 2016, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be maturity. The aggregate fair value of available-for-sale marketable debt securities with unrealized losses is $7.6 million as of September 30, 2016. There are no investments in current available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of September 30, 2016.
The contractual maturities of debt securities classified as current available-for-sale at September 30, 2016 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$177,831	$177,862
Total	$177,831	$177,862
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$52,110	$178,315	$106,326	$192,928
Gross realized gains	412	17	3,537	22
There were no gross realized losses from the maturities and sales of available-for-sale marketable securities for the three and nine months ended September 30, 2016 and 2015.
Gross realized gains from the maturities and sales of available-for-sale marketable securities and losses that were deemed to be other-than-temporary are included in "Other income, net" in the accompanying consolidated statement of operations.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$582,508	$—	$—	$582,508
Time deposits	—	75,000	—	75,000
Treasury discount notes	12,497	—	—	12,497
Commercial paper	—	86,953	—	86,953
Marketable securities:
Corporate debt securities	—	15,402	—	15,402
Treasury discount notes	162,460	—	—	162,460
Total	$757,465	$177,355	$—	$934,820

Liabilities:
Contingent consideration arrangements	$—	$—	$(43,352)	$(43,352)

	December 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$601,848	$—	$—	$601,848
Time deposits	—	125,038	—	125,038
Commercial paper	—	302,418	—	302,418
Marketable securities:
Corporate debt securities	—	27,578	—	27,578
Equity security	11,622	—	—	11,622
Long-term investments:
Auction rate security	—	—	4,050	4,050
Marketable equity security	7,542	—	—	7,542
Total	$621,012	$455,034	$4,050	$1,080,096

Liabilities:
Contingent consideration arrangements	$—	$—	$(33,873)	$(33,873)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2016	2015
	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at July 1	$(45,526)	$6,630	$(31,858)
Total net gains (losses):
Included in earnings:
Fair value adjustments	2,477	—	960
Included in other comprehensive loss	(333)	(1,620)	(579)
Settlements	30	—	7
Balance at September 30	$(43,352)	$5,010	$(31,470)

	Nine Months Ended September 30,
	2016		2015
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$4,050	$(33,873)	$6,070	$(30,140)
Total net gains (losses):
Included in earnings:
Fair value adjustments	—	(7,993)	—	17,906
Foreign currency exchange gains	—	—	—	626
Included in other comprehensive income (loss)	5,950	(5,614)	(1,060)	1,538
Fair value at date of acquisition	—	1,948	—	(27,112)
Settlements	—	2,180	—	5,712
Proceeds from sale	(10,000)	—	—	—
Balance at September 30	$—	$(43,352)	$5,010	$(31,470)
Contingent Consideration Arrangements
As of September 30, 2016, there are seven contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these seven arrangements are $142.6 million and the fair value of these arrangements at September 30, 2016 is $43.4 million.
The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics such as monthly active users. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at September 30, 2016 and December 31, 2015 reflect discount rates ranging from 12% to 25%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at September 30, 2016 and December 31, 2015 includes a current portion of $43.2 million and $2.6 million, respectively, and a non-current portion of $0.2 million and $31.2 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Marketable equity security
The cost basis of the Company's long-term marketable equity security at December 31, 2015 was $5.0 million, with a gross unrealized gain of $2.6 million. The gross unrealized gain at December 31, 2015 was included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. During the second quarter of 2016 this marketable equity security was classified as short-term due to the Company's decision to sell this security. During the third quarter of 2016, the security has been sold.
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
Cost method investments
At September 30, 2016 and December 31, 2015, the carrying values of the Company's investments accounted for under the cost method totaled $116.3 million and $114.5 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$—	$—	$(40,000)	$(39,850)
Long-term debt, net of current portion	(1,641,285)	(1,741,800)	(1,726,954)	(1,761,601)
The fair value of long-term debt, including the current portion, is estimated using market prices or indices for similar liabilities and takes into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
Match Group Debt:
6.375% Senior Notes due June 1, 2024 (the "2016 Match Group Senior Notes"); interest payable each June 1 and December 1, which commences December 1, 2016	$400,000	$—
6.75% Senior Notes due December 15, 2022 (the "2015 Match Group Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Match Group Term Loan due November 16, 2022 (a)	390,000	800,000
Total Match Group long-term debt	1,235,172	1,245,172
Less: Current maturities of Match Group long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,100	11,691
Less: Unamortized debt issuance costs	14,526	16,610
Total Match Group debt, net of current maturities	1,215,546	1,176,871

IAC Debt:
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	390,214	500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	38,247	54,732
Total IAC long-term debt	428,461	554,732
Less: Unamortized debt issuance costs	2,722	4,649
Total IAC debt, net of current portion	425,739	550,083

Total long-term debt, net of current portion	$1,641,285	$1,726,954
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
The indentures governing the 2016 and 2015 Match Group Senior Notes contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2016, there were no limitations pursuant thereto. There are additional covenants that limit Match Group's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event Match Group is not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting Match Group subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Match Group Term Loan and Match Group Credit Facility:
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), Match Group borrowed $800 million in the form of a term loan (the "Match Group Term Loan"). On March 31, 2016, Match Group made a $10 million principal payment on the Match Group Term Loan. In addition, on June 1, 2016, the $400 million in proceeds from the 2016 Match Group Senior Notes were used to repay a portion of the Match Group Term Loan. The remaining principal balance at September 30, 2016 of $390 million is due at maturity. The Match Group Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Match Group Credit Agreement. The Match Group Term Loan bears interest, at Match Group's option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, and in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan.
Match Group has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At September 30, 2016 and December 31, 2015, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
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
During the first nine months of 2016, the Company redeemed and repurchased $109.8 million of its 2013 Senior Notes and repurchased $16.5 million of its 2012 Senior Notes.
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or our leverage ratio (as defined in

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the indenture) exceeds 3.0 to 1.0. At September 30, 2016, there were no limitations pursuant thereto. There are additional covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements limiting our restricted subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of our assets. The indenture governing the 2012 Senior Notes was amended to eliminate substantially all of the restrictive covenants contained therein in connection with the Match Exchange Offer.
IAC Credit Facility:
IAC has a $300 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At September 30, 2016 and December 31, 2015, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio (as defined in the agreement) of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 2013 and 2012 Senior Notes rank equally with each other, and are subordinate to outstanding borrowings under the IAC Credit Facility to extent of the value of the assets securing such borrowings.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended September 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of July 1	$(121,612)	$4,205		$(117,407)
Other comprehensive (loss) income before reclassifications, net of tax provision of $0.1 million related to unrealized losses on available-for-sale securities	(5,132)	114		(5,018)
Amounts reclassified to earnings	—	(259)	(a)	(259)
Net current period other comprehensive loss	(5,132)	(145)		(5,277)
Balance as of September 30	$(126,744)	$4,060		$(122,684)
________________________
(a) Amount is net of a tax provision of $0.2 million.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2015
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of July 1	$(133,895)	$3,600		$(130,295)
Other comprehensive loss, net of tax benefit of $0.1 million related to unrealized losses on available-for-sale securities	(8,420)	(3,501)		(11,921)
Amounts reclassified to earnings	(2,191)	(81)	(b)	(2,272)
Net current period other comprehensive loss	(10,611)	(3,582)		(14,193)
Balance as of September 30	$(144,506)	$18		$(144,488)
________________________
(b) Amount is net of a tax provision of $0.1 million.

	Nine Months Ended September 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(154,645)	$2,542		$(152,103)
Other comprehensive (loss) income before reclassifications, net of tax benefit of $0.7 million related to unrealized losses on available-for-sale securities	(3,538)	4,868		1,330
Amounts reclassified to earnings	9,850	(2,892)	(c)	6,958
Net current period other comprehensive income	6,312	1,976		8,288
Reallocation of accumulated other comprehensive loss (income) related to the noncontrolling interests created in the Match Group initial public offering	21,589	(458)		21,131
Balance as of September 30	$(126,744)	$4,060		$(122,684)
________________________
(c) Amount is net of a tax provision of $0.2 million.

	Nine Months Ended September 30, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(86,848)	$(852)		$(87,700)
Other comprehensive (loss) income, net of tax benefit of $0.3 million related to unrealized losses on available-for-sale securities	(55,467)	788		(54,679)
Amounts reclassified to earnings	(2,191)	82	(d)	(2,109)
Net current period other comprehensive (loss) income	(57,658)	870		(56,788)
Balance as of September 30	$(144,506)	$18		$(144,488)
________________________
(d) Amount is net of a tax benefit of $0.1 million.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9—EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders.

	Three Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Earnings from continuing operations	$52,340	$52,340	$65,026	$65,026
Net (earnings) loss attributable to noncontrolling interests	(9,178)	(9,178)	568	568
Impact from Match Group's dilutive securities(a)(b)	—	(3,473)	—	—
Earnings from continuing operations attributable to IAC shareholders	43,162	39,689	65,594	65,594
Earnings from discontinued operations attributable to IAC shareholders	—	—	17	17
Net earnings attributable to IAC shareholders	$43,162	$39,689	$65,611	$65,611

Denominator:
Weighted average basic shares outstanding	79,532	79,532	82,910	82,910
Dilutive securities including subsidiary denominated equity, stock options and RSUs(c)(d)	—	2,087	—	5,990
Denominator for earnings per share—weighted average shares(c)(d)	79,532	81,619	82,910	88,900

Earnings per share attributable to IAC shareholders:
Earnings per share from continuing operations	$0.54	$0.49	$0.79	$0.74
Discontinued operations	—	—	—	—
Earnings per share	$0.54	$0.49	$0.79	$0.74

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(130,268)	$(130,268)	$144,774	$144,774
Net (earnings) loss attributable to noncontrolling interests	(13,063)	(13,063)	6,558	6,558
Impact from Match Group's dilutive securities(a)(b)	—	—	—	—
(Loss) earnings from continuing operations attributable to IAC shareholders	(143,331)	(143,331)	151,332	151,332
Loss from discontinued operations attributable to IAC shareholders	—	—	(11)	(11)
Net (loss) earnings attributable to IAC shareholders	$(143,331)	$(143,331)	$151,321	$151,321

Denominator:
Weighted average basic shares outstanding	80,357	80,357	82,924	82,924
Dilutive securities including subsidiary denominated equity, stock options and RSUs(c)(d)(e)	—	—	—	5,323
Denominator for earnings per share—weighted average shares(c)(d)(e)	80,357	80,357	82,924	88,247

(Loss) earnings per share attributable to IAC shareholders:
(Loss) earnings per share from continuing operations	$(1.78)	$(1.78)	$1.82	$1.71
Discontinued operations	—	—	—	—
(Loss) earnings per share	$(1.78)	$(1.78)	$1.82	$1.71
________________________
(a) Represents the impact on earnings related to Match Group's dilutive securities under the if-converted method.
(b) The impact on earnings of Match Group's dilutive securities is not applicable for the three and nine months ended September 30, 2015 as it was a wholly-owned subsidiary of the Company until its IPO on November 24, 2015. For the nine months ended September 30, 2016, the impact on earnings related to Match Group's dilutive securities under the if-converted method are excluded as the impact is anti-dilutive.
(c) If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity, stock options and vesting of restricted stock units ("RSUs"). For the three months ended September 30, 2016 and for the three and nine months ended September 30, 2015, 3.3 million, 1.0 million and 1.3 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
(d) For the nine months ended September 30, 2016, the Company had a loss from continuing operations and as a result, approximately 9.8 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.
(e) Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based award and PSUs are dilutive for the respective reporting periods. For the three months ended September 30, 2016, 0.3 million market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met. For the three and nine months ended September 30, 2015, 0.5 million market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
Match Group	$316,447	$268,971	$902,849	$752,857
HomeAdvisor	133,560	99,435	375,222	269,429
Video	59,955	60,125	162,361	147,317
Applications	142,782	193,278	445,735	581,546
Publishing	74,902	178,701	326,195	512,173
Other	36,598	38,173	116,714	119,344
Inter-segment eliminations	(142)	(122)	(356)	(461)
Total	$764,102	$838,561	$2,328,720	$2,382,205

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Operating Income (Loss):
Match Group	$91,754	$58,356	$194,610	$125,918
HomeAdvisor	12,805	6,095	26,629	3,687
Video	(2,663)	(5,655)	(25,187)	(36,581)
Applications	29,240	46,539	75,839	138,076
Publishing	(14,562)	14,149	(324,720)	43,685
Other	(1,511)	195	(3,299)	(745)
Corporate	(29,479)	(32,549)	(89,317)	(89,022)
Total	$85,584	$87,130	$(145,445)	$185,018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted EBITDA:(a)
Match Group	$110,708	$82,657	$275,414	$179,355
HomeAdvisor	15,965	8,904	35,947	12,768
Video	(894)	(5,141)	(21,770)	(36,982)
Applications	34,575	47,901	94,715	142,545
Publishing	(6,208)	21,075	(6,639)	65,065
Other	(824)	1,596	(709)	3,196
Corporate	(14,336)	(15,850)	(40,050)	(40,969)
Total	$138,986	$141,142	$336,908	$324,978

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
Segment Assets:(b)
Match Group	$482,899	$329,269
HomeAdvisor	53,930	32,112
Video	126,034	90,671
Applications	97,899	108,997
Publishing	464,233	390,951
Other	28,076	64,550
Corporate	1,093,237	1,485,949
Total	$2,346,308	$2,502,499
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
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
United States	$567,132	$619,297	$1,721,348	$1,755,534
All other countries	196,970	219,264	607,372	626,671
Total	$764,102	$838,561	$2,328,720	$2,382,205

	September 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$292,586	$279,913
All other countries	24,691	22,904
Total	$317,277	$302,817
The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$91,754	$11,145	$8,032	$4,906	$(5,129)	$110,708
HomeAdvisor	12,805	408	2,026	726	—	15,965
Video	(2,663)	640	438	691	—	(894)
Applications	29,240	—	1,073	1,519	2,743	34,575
Publishing	(14,562)	—	2,029	6,325	—	(6,208)
Other	(1,511)	—	678	100	(91)	(824)
Corporate	(29,479)	11,468	3,675	—	—	(14,336)
Total	85,584	$23,661	$17,951	$14,267	$(2,477)	$138,986
Interest expense	(27,118)
Other income, net	11,700
Earnings from continuing operations before income taxes	70,166
Income tax provision	(17,826)
Earnings from continuing operations	52,340
Earnings from discontinued operations, net of tax	—
Net earnings	52,340
Net earnings attributable to noncontrolling interests	(9,178)
Net earnings attributable to IAC shareholders	$43,162

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2015
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$58,356	$13,057	$6,137	$4,352	$755	$82,657
HomeAdvisor	6,095	410	1,627	772	—	8,904
Video	(5,655)	50	289	377	(202)	(5,141)
Applications	46,539	—	1,302	1,573	(1,513)	47,901
Publishing	14,149	—	2,363	4,563	—	21,075
Other	195	—	700	701	—	1,596
Corporate	(32,549)	13,492	3,207	—	—	(15,850)
Total	87,130	$27,009	$15,625	$12,338	$(960)	$141,142
Interest expense	(15,992)
Other income, net	34,398
Earnings from continuing operations before income taxes	105,536
Income tax provision	(40,510)
Earnings from continuing operations	65,026
Earnings from discontinued operations, net of tax	17
Net earnings	65,043
Net loss attributable to noncontrolling interests	568
Net earnings attributable to IAC shareholders	$65,611

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$194,610	$41,341	$22,609	$19,577	$(2,723)	$—	$275,414
HomeAdvisor	26,629	1,223	5,824	2,271	—	—	35,947
Video	(25,187)	640	1,313	1,656	(192)	—	(21,770)
Applications	75,839	—	3,304	4,573	10,999	—	94,715
Publishing	(324,720)	—	6,366	36,348	—	275,367	(6,639)
Other	(3,299)	—	2,044	637	(91)	—	(709)
Corporate	(89,317)	39,406	9,861	—	—	—	(40,050)
Total	(145,445)	$82,610	$51,321	$65,062	$7,993	$275,367	$336,908
Interest expense	(82,622)
Other income, net	20,405
Loss from continuing operations before income taxes	(207,662)
Income tax benefit	77,394
Loss from continuing operations	(130,268)
Earnings from discontinued operations, net of tax	—
Net loss	(130,268)
Net earnings attributable to noncontrolling interests	(13,063)
Net loss attributable to IAC shareholders	$(143,331)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2015
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$125,918	$30,982	$19,804	$14,130	$(11,479)	$179,355
HomeAdvisor	3,687	1,250	4,767	3,064	—	12,768
Video	(36,581)	344	713	1,179	(2,637)	(36,982)
Applications	138,076	—	3,532	4,727	(3,790)	142,545
Publishing	43,685	—	7,293	14,087	—	65,065
Other	(745)	—	1,824	2,117	—	3,196
Corporate	(89,022)	39,293	8,760	—	—	(40,969)
Total	185,018	$71,869	$46,693	$39,304	$(17,906)	$324,978
Interest expense	(45,270)
Other income, net	39,748
Earnings from continuing operations before income taxes	179,496
Income tax provision	(34,722)
Earnings from continuing operations	144,774
Loss from discontinued operations, net of tax	(11)
Net earnings	144,763
Net loss attributable to noncontrolling interests	6,558
Net earnings attributable to IAC shareholders	$151,321

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile segment assets to total assets:

	September 30, 2016
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Match Group	$482,899	$1,311,961	$248,244	$13,280	$2,056,384
HomeAdvisor	53,930	150,451	600	3,472	208,453
Video	126,034	25,239	1,800	6,687	159,760
Applications	97,899	447,242	60,600	3,392	609,133
Publishing	464,233	—	15,005	18,036	497,274
Other	28,076	7,663	11,180	—	46,919
Corporate(a)	1,093,237	—	—	—	1,093,237
Total	$2,346,308	$1,942,556	$337,429	$44,867	$4,671,160

	December 31, 2015
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Match Group	$329,269	$1,293,109	$243,697	$32,711	$1,898,786
HomeAdvisor	32,112	150,251	600	5,727	188,690
Video	90,671	15,590	1,800	3,343	111,404
Applications	108,997	447,242	60,600	7,964	624,803
Publishing	390,951	277,192	59,805	7,849	735,797
Other	64,550	61,980	13,635	3,097	143,262
Corporate(a)	1,485,949	—	—	—	1,485,949
Total	$2,502,499	$2,245,364	$380,137	$60,691	$5,188,691
________________________
(a) Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.
NOTE 11—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Other income, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
	(In thousands)
Foreign currency exchange gains	$10,898	$314	$24,037		$4,851
Gains on sale of businesses and investments, net	279	379	13,416	(a)	523
Interest income	1,051	990	3,813		3,463
Gain on real estate transaction	—	33,586	—		33,586
Loss on partial extinguishment of Match Group Term Loan	—	—	(11,056)		—
Impairment on long-term investments	(2,192)	(804)	(4,894)		(1,304)
Loss on redemption and repurchase of IAC Senior Notes	(69)	—	(3,182)		—
Other	1,733	(67)	(1,729)		(1,371)
Total	$11,700	$34,398	$20,405		$39,748

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

________________________
(a) Includes a gain of $12.0 million related to PriceRunner, which was sold on March 18, 2016, and a loss of $3.8 million related to ASKfm, which was sold on June 30, 2016. PriceRunner's full year 2015 revenue, operating income and Adjusted EBITDA were $32.3 million, $9.7 million and $13.0 million, respectively. Included in PriceRunner's operating income were $0.4 million of depreciation and $2.9 million of amortization of intangibles. ASKfm's full year 2015 revenue, operating loss and Adjusted EBITDA loss were $10.9 million, $9.1 million and $6.1 million, respectively. Included in ASKfm's operating loss were $2.0 million of amortization of intangibles and $1.1 million of depreciation.
NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $27.1 million during the nine months ended September 30, 2015. See Note 6 for additional information on contingent consideration arrangements.
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
NOTE 14—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries, which are 100% owned by the Company. The following tables present condensed consolidating financial information at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at September 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$521,042	$—	$668,742	$—	$1,189,784
Marketable securities	177,862	—	—	—	177,862
Accounts receivable, net	—	89,703	109,625	—	199,328
Other current assets	82,397	44,116	106,043	—	232,556
Intercompany receivables	—	683,232	1,048,330	(1,731,562)	—
Property and equipment, net	4,733	191,689	120,855	—	317,277
Goodwill	—	529,403	1,413,153	—	1,942,556
Intangible assets, net	—	100,634	281,662	—	382,296
Investment in subsidiaries	3,547,903	574,711	—	(4,122,614)	—
Other non-current assets	51,325	103,727	185,497	(111,048)	229,501
Total assets	$4,385,262	$2,317,215	$3,933,907	$(5,965,224)	$4,671,160

Accounts payable, trade	$2,737	$38,397	$31,134	$—	$72,268
Other current liabilities	34,583	114,630	481,108	—	630,321
Long-term debt, net of current portion	425,739	—	1,215,546	—	1,641,285
Income taxes payable	109	3,381	32,310	—	35,800
Intercompany liabilities	1,731,562	—	—	(1,731,562)	—
Other long-term liabilities	326,666	19,138	55,371	(111,048)	290,127
Redeemable noncontrolling interests	—	—	31,160	—	31,160
IAC shareholders' equity	1,863,866	2,141,669	1,980,945	(4,122,614)	1,863,866
Noncontrolling interests	—	—	106,333	—	106,333
Total liabilities and shareholders' equity	$4,385,262	$2,317,215	$3,933,907	$(5,965,224)	$4,671,160

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$320,860	$446,691	$(3,449)	$764,102
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	219	64,470	113,420	1,022	179,131
Selling and marketing expense	546	160,370	136,053	(4,576)	292,393
General and administrative expense	22,375	40,436	65,913	105	128,829
Product development expense	1,009	19,661	25,277	—	45,947
Depreciation	422	7,693	9,836	—	17,951
Amortization of intangibles	—	6,100	8,167	—	14,267
Total operating costs and expenses	24,571	298,730	358,666	(3,449)	678,518
Operating (loss) income	(24,571)	22,130	88,025	—	85,584
Equity in earnings (losses) of unconsolidated affiliates	71,553	(22,569)	—	(48,984)	—
Interest expense	(6,362)	—	(20,756)	—	(27,118)
Other (expense) income, net	(6,334)	4,948	13,086	—	11,700
Earnings from continuing operations before income taxes	34,286	4,509	80,355	(48,984)	70,166
Income tax benefit (provision)	8,876	(10,104)	(16,598)	—	(17,826)
Earnings (loss) from continuing operations	43,162	(5,595)	63,757	(48,984)	52,340
Earnings from discontinued operations, net of tax	—	—	—	—	—
Net earnings (loss)	43,162	(5,595)	63,757	(48,984)	52,340
Net earnings attributable to noncontrolling interests	—	—	(9,178)	—	(9,178)
Net earnings (loss) attributable to IAC shareholders	$43,162	$(5,595)	$54,579	$(48,984)	$43,162
Comprehensive income (loss) attributable to IAC shareholders	$37,885	$(5,551)	$49,708	$(44,157)	$37,885

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$410,048	$430,921	$(2,408)	$838,561
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	307	77,080	122,256	(266)	199,377
Selling and marketing expense	1,250	218,693	125,318	(2,151)	343,110
General and administrative expense	37,186	42,830	54,097	9	134,122
Product development expense	2,408	20,682	23,769	—	46,859
Depreciation	613	6,973	8,039	—	15,625
Amortization of intangibles	—	4,202	8,136	—	12,338
Total operating costs and expenses	41,764	370,460	341,615	(2,408)	751,431
Operating (loss) income	(41,764)	39,588	89,306	—	87,130
Equity in earnings of unconsolidated affiliates	90,703	26,515	—	(117,218)	—
Interest expense	(12,995)	(2,929)	(68)	—	(15,992)
Other income, net	24,590	1,049	8,759	—	34,398
Earnings from continuing operations before income taxes	60,534	64,223	97,997	(117,218)	105,536
Income tax benefit (provision)	5,060	(13,779)	(31,791)	—	(40,510)
Earnings from continuing operations	65,594	50,444	66,206	(117,218)	65,026
Earnings (loss) from discontinued operations, net of tax	17	—	(1)	1	17
Net earnings	65,611	50,444	66,205	(117,217)	65,043
Net loss attributable to noncontrolling interests	—	—	568	—	568
Net earnings attributable to IAC shareholders	$65,611	$50,444	$66,773	$(117,217)	$65,611
Comprehensive income attributable to IAC shareholders	$51,418	$51,180	$56,972	$(108,152)	$51,418

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,028,339	$1,310,593	$(10,212)	$2,328,720
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	811	206,661	336,011	(221)	543,262
Selling and marketing expense	2,306	531,976	446,089	(10,112)	970,259
General and administrative expense	66,208	124,150	226,727	121	417,206
Product development expense	4,127	64,177	83,384	—	151,688
Depreciation	1,274	21,881	28,166	—	51,321
Amortization of intangibles	—	35,183	29,879	—	65,062
Goodwill impairment	—	253,245	22,122	—	275,367
Total operating costs and expenses	74,726	1,237,273	1,172,378	(10,212)	2,474,165
Operating (loss) income	(74,726)	(208,934)	138,215	—	(145,445)
Equity in losses of unconsolidated affiliates	(45,114)	(33,530)	—	78,644	—
Interest expense	(20,776)	—	(61,846)	—	(82,622)
Other (expense) income, net	(35,306)	10,926	44,785	—	20,405
(Loss) earnings from continuing operations before income taxes	(175,922)	(231,538)	121,154	78,644	(207,662)
Income tax benefit (provision)	32,591	70,073	(25,270)	—	77,394
(Loss) earnings from continuing operations	(143,331)	(161,465)	95,884	78,644	(130,268)
Earnings from discontinued operations, net of tax	—	—	—	—	—
Net (loss) earnings	(143,331)	(161,465)	95,884	78,644	(130,268)
Net earnings attributable to noncontrolling interests	—	—	(13,063)	—	(13,063)
Net (loss) earnings attributable to IAC shareholders	$(143,331)	$(161,465)	$82,821	$78,644	$(143,331)
Comprehensive (loss) income attributable to IAC shareholders	$(135,043)	$(142,528)	$87,367	$55,161	$(135,043)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,222,403	$1,167,429	$(7,627)	$2,382,205
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	846	243,867	320,070	(706)	564,077
Selling and marketing expense	3,315	636,849	397,082	(6,944)	1,030,302
General and administrative expense	95,192	116,913	166,137	23	378,265
Product development expense	6,915	62,254	69,377	—	138,546
Depreciation	1,440	20,353	24,900	—	46,693
Amortization of intangibles	—	12,565	26,739	—	39,304
Total operating costs and expenses	107,708	1,092,801	1,004,305	(7,627)	2,197,187
Operating (loss) income	(107,708)	129,602	163,124	—	185,018
Equity in earnings of unconsolidated affiliates	228,634	29,383	—	(258,017)	—
Interest expense	(38,977)	(6,127)	(166)	—	(45,270)
Other income, net	7,731	26,682	5,335	—	39,748
Earnings from continuing operations before income taxes	89,680	179,540	168,293	(258,017)	179,496
Income tax benefit (provision)	61,652	(58,154)	(38,220)	—	(34,722)
Earnings from continuing operations	151,332	121,386	130,073	(258,017)	144,774
(Loss) earnings from discontinued operations, net of tax	(11)	—	2	(2)	(11)
Net earnings	151,321	121,386	130,075	(258,019)	144,763
Net loss attributable to noncontrolling interests	—	—	6,558	—	6,558
Net earnings attributable to IAC shareholders	$151,321	$121,386	$136,633	$(258,019)	$151,321
Comprehensive income attributable to IAC shareholders	$94,533	$117,637	$79,144	$(196,781)	$94,533

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(77,595)	$130,121	$109,056	$161,582
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	—	(2,524)	(2,524)
Capital expenditures	(343)	(16,134)	(46,262)	(62,739)
Investments in time deposits	—	—	(87,500)	(87,500)
Proceeds from maturities of time deposits	—	—	87,500	87,500
Proceeds from maturities and sales of marketable debt securities	79,210	—	—	79,210
Purchases of marketable debt securities	(229,246)	—	—	(229,246)
Purchases of investments	—	—	(7,211)	(7,211)
Net proceeds from the sale of businesses and investments	15,401	1,779	93,356	110,536
Other, net	—	158	5,404	5,562
Net cash (used in) provided by investing activities attributable to continuing operations	(134,978)	(14,197)	42,763	(106,412)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(247,256)	—	—	(247,256)
Proceeds from Match Group 2016 Senior Notes offering	—	—	400,000	400,000
Principal payments on Match Group Term Loan	—	—	(410,000)	(410,000)
Debt issuance costs	—	—	(5,048)	(5,048)
Redemption and repurchase of Senior Notes	(126,271)	—	—	(126,271)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(7,148)	—	—	(7,148)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	467	467
Excess tax benefits from stock-based awards	17,202	—	25,929	43,131
Purchase of noncontrolling interests	(1,400)	—	(1,129)	(2,529)
Acquisition-related contingent consideration payments	—	(351)	(1,829)	(2,180)
Decrease in restricted cash related to bond redemptions	20,000	—	—	20,000
Intercompany	5,435	(115,573)	110,138	—
Other, net	—	—	(766)	(766)
Net cash (used in) provided by financing activities attributable to continuing operations	(339,438)	(115,924)	117,762	(337,600)
Total cash (used in) provided by continuing operations	(552,011)	—	269,581	(282,430)
Effect of exchange rate changes on cash and cash equivalents	—	—	(9,233)	(9,233)
Net (decrease) increase in cash and cash equivalents	(552,011)	—	260,348	(291,663)
Cash and cash equivalents at beginning of period	1,073,053	—	408,394	1,481,447
Cash and cash equivalents at end of period	$521,042	$—	$668,742	$1,189,784

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(114,559)	$151,626	$147,040	$184,107
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(2,574)	(40,712)	(43,286)
Capital expenditures	(1,051)	(16,978)	(26,529)	(44,558)
Proceeds from maturities and sales of marketable debt securities	192,928	—	—	192,928
Purchases of marketable debt securities	(93,134)	—	—	(93,134)
Purchases of investments	—	—	(25,073)	(25,073)
Net proceeds from the sale of businesses and investments	1,277	—	7,274	8,551
Other, net	3,613	48	(7,756)	(4,095)
Net cash provided by (used in) investing activities attributable to continuing operations	103,633	(19,504)	(92,796)	(8,667)
Cash flows from financing activities attributable to continuing operations:
Purchase of treasury stock	(200,000)	—	—	(200,000)
Principal payment on Liberty Bonds	—	(80,000)	—	(80,000)
Dividends	(84,947)	—	—	(84,947)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(40,197)	—	—	(40,197)
Excess tax benefits from stock-based awards	17,862	—	31,285	49,147
Purchase of noncontrolling interests	—	—	(29,899)	(29,899)
Acquisition-related contingent consideration payments	—	(202)	(5,510)	(5,712)
Intercompany	(86,407)	(51,920)	138,327	—
Other, net	166	—	346	512
Net cash (used in) provided by financing activities attributable to continuing operations	(393,523)	(132,122)	134,549	(391,096)
Total cash (used in) provided by continuing operations	(404,449)	—	188,793	(215,656)
Total cash (used in) provided by discontinued operations	(192)	—	2	(190)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,111)	(8,111)
Net (decrease) increase in cash and cash equivalents	(404,641)	—	180,684	(223,957)
Cash and cash equivalents at beginning of period	762,231	—	228,174	990,405
Cash and cash equivalents at end of period	$357,590	$—	$408,858	$766,448

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

◦
Publishing - consists of Premium Brands, which includes About.com, Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which includes Ask.com, CityGrid and, for periods prior to its sale on June 30, 2016, ASKfm.

◦	Other - consists of ShoeBuy and, for periods prior to its sale on March 18, 2016, PriceRunner.

•	Dating North America - consists of the financial results of the Dating businesses for customers located in the United States and Canada.

•	Dating International - consists of the financial results of the Dating businesses for customers located outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received by Match Group from an end user of its products.

•
Average PMC - is calculated by summing the number of paid subscribers, or paid member count ("PMC"), at the end of each day in the relevant measurement period and dividing it by the number of calendar days in that period. PMC as of any given time represents the number of users with a paid membership at that time.

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

•
Cost of revenue - consists primarily of traffic acquisition costs and includes payments made to partners who distribute our Partnerships customized browser-based applications, integrate our paid listings into their websites and fees related to the distribution and the facilitation of in-app purchase of product features. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes ShoeBuy's cost of products sold and shipping and handling costs, production costs related to media produced by Electus and other businesses within our Video segment, expenses associated with the operation of the Company's data centers, including compensation (including stock-based compensation) and other employee-related costs, hosting fees, credit card processing fees, content acquisition costs and rent.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in selling and marketing, sales support and customer service functions. Advertising expenditures include online marketing, including fees paid to search engines and third parties that distribute our Consumer downloadable desktop applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the Match Group brands.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax and human resources, acquisition-related contingent consideration fair value adjustments (described below), fees for professional services and facilities costs.

•
Product development expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price (of certain acquisitions) that is contingent upon the future operating performance of the acquired company.  The amounts ultimately paid are generally dependent upon earnings performance and/or operating metrics as stipulated in the relevant share purchase agreements.  A liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled.  If the payment date of the liability is longer than one year, the amount is initially recorded net of a discount, which is amortized as an expense each period.  In a period where the acquired company is expected to perform better than the previous estimate, the liability will be increased resulting in additional expense; and in a period when the acquired company is expected to perform worse than the previous estimate, the liability will be decreased resulting in income.  The year-over-year impact can be significant if there is income in one period and expense in the other period.

•
2012 Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which commenced June 15, 2013, a portion of which were exchanged for the 2015 Match Group Senior Notes (described below) on November 16, 2015.

•	2013 Senior Notes - IAC's 4.875% Senior Notes due November 30, 2018, with interest payable each May 30 and November 30, which commenced May 30, 2014.

•	Match Exchange Offer - Match Group exchanged $445 million of 2015 Match Group Senior Notes for a substantially like amount of 2012 Senior Notes on November 16, 2015.

•
2015 Match Group Senior Notes - Match Group's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which were issued in exchange for 2012 Senior Notes on November 16, 2015.

•
Match Group Term Loan - an $800 million, seven-year term loan entered into by Match Group on November 16, 2015. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, Match Group issued $400 million of 6.375% Senior Notes (described below). The proceeds from the offering were used to repay a portion of the $790 million of indebtedness outstanding under the Match Group Term Loan. At September 30, 2016, a balance of $390 million is outstanding.

•	2016 Match Group Senior Notes - Match Group's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, commencing on December 1, 2016, which were issued on June 1, 2016.
Management Overview
IAC is a leading media and Internet company comprised of widely known consumer brands such as HomeAdvisor, Vimeo, About.com, Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, OkCupid, Tinder and PlentyOfFish.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Most of the Company's online advertising revenue is attributable to our services agreement with Google Inc. ("Google"). The Company's service agreement became effective on April 1, 2016, following the expiration of the previous services agreement. The services agreement expires on March 31, 2020; the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its own policies and guidelines without advance notice; which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and nine months ended September 30, 2016, revenue earned from Google was $172.0 million and $638.2 million, respectively. For the three and nine months ended September 30, 2015, revenue earned from Google was $332.0 million and $979.8 million, respectively. This revenue is earned by the businesses comprising the Publishing and Applications segments. For the three and nine months ended September 30, 2016, revenue earned from Google represents 66% and 76% of Publishing revenue and 85% and 87% of Applications revenue, respectively. For the three and nine months ended September 30, 2015, revenue earned from Google represents 85% and 84% of Publishing revenue and 93% and 94% of Applications revenue, respectively.
2016 Developments
On October 10, 2016, HomeAdvisor announced that it had agreed to acquire a controlling interest in MyHammer Holding AG, the leading home services marketplace in Germany. The acquisition closed on November 3, 2016. HomeAdvisor also announced that it intends to commence a tender offer to acquire the remaining stake, which is publicly-held.
During the nine months ended September 30, 2016, the Company repurchased 5.3 million shares of common stock at an average price of $46.79 per share, or $247.3 million in aggregate.
During the nine months ended September 30, 2016, the Company redeemed and repurchased $109.8 million of its 2013 Senior Notes and repurchased $16.5 million of its 2012 Senior Notes.
On June 30, 2016, ASKfm, which was part of the Publishing segment, was sold resulting in a pre-tax loss of $3.8 million.
On June 1, 2016, Match Group issued $400 million aggregate principal amount of 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which commences on December 1, 2016. The proceeds were used to repay a portion of the Match Group Term Loan.
On March 18, 2016, PriceRunner, which was part of the Other segment, was sold for $96.6 million resulting in a pre-tax gain of $12.0 million.
Third Quarter and Year to Date September 2016 Consolidated Results
For the three months ended September 30, 2016, the Company's revenue, operating income and Adjusted EBITDA decreased 9%, 2% and 2%, respectively. Revenue declined due primarily to decreases from Publishing and Applications, partially offset by growth at Match Group and HomeAdvisor. The operating income decrease was due to a decline in Adjusted EBITDA and increases of $2.3 million in depreciation, $1.9 million in amortization of intangibles and $1.5 million in changes from acquisition-related contingent consideration fair value adjustments, partially offset by a decrease of $3.3 million in stock-based compensation expense. The Adjusted EBITDA decrease was primarily driven by declines from Publishing and Applications, partially offset by strong growth from Match Group and HomeAdvisor and reduced losses from Video.
For the nine months ended September 30, 2016, the Company's revenue decreased 2% and operating income declined $330.5 million to a loss of $145.4 million; however, the Company delivered 4% Adjusted EBITDA growth. The revenue decrease was due primarily to the factors described above in the three-month discussion. The operating income decline, despite higher Adjusted EBITDA, was due primarily to a goodwill impairment charge of $275.4 million at Publishing, a change of $25.9 million in acquisition-related contingent consideration fair value adjustments and increases of $25.8 million in amortization of intangibles and $10.7 million in stock-based compensation expense (of which $10.4 million is at Match Group). The change in acquisition-related contingent consideration fair value adjustments reflects expense in the current year period of $8.0 million versus income of $17.9 million in the prior year period. The Adjusted EBITDA increase was primarily driven by strong growth from Match Group and HomeAdvisor and reduced losses from Video, partially offset by significant declines from Publishing and Applications.

Results of Operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	$ Change	% Change	2015	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$316,447	$47,476	18%	$268,971	$902,849	$149,992	20%	$752,857
HomeAdvisor	133,560	34,125	34%	99,435	375,222	105,793	39%	269,429
Video	59,955	(170)	—%	60,125	162,361	15,044	10%	147,317
Applications	142,782	(50,496)	(26)%	193,278	445,735	(135,811)	(23)%	581,546
Publishing	74,902	(103,799)	(58)%	178,701	326,195	(185,978)	(36)%	512,173
Other	36,598	(1,575)	(4)%	38,173	116,714	(2,630)	(2)%	119,344
Inter-segment eliminations	(142)	(20)	(18)%	(122)	(356)	105	23%	(461)
Total	$764,102	$(74,459)	(9)%	$838,561	$2,328,720	$(53,485)	(2)%	$2,382,205
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015
Match Group revenue increased 18% driven by a 22% increase in Dating revenue attributable to higher Average PMC at both North America and International, up 26% and 46%, respectively, due mainly to Tinder and the contribution from PlentyOfFish, which was acquired on October 28, 2015, and Eureka. This revenue growth was partially offset by an 8% decline in ARPPU due to the continued mix shift towards lower ARPPU brands including Tinder and PlentyOfFish, both of which have lower price points compared to Match Group's more established brands. Non-dating revenue decreased 15% reflecting lower in-person SAT test preparation courses and in-person tutoring, partially offset by an increase in online and self-paced services.
HomeAdvisor revenue increased 34% due primarily to 39% growth at the HomeAdvisor domestic business and 17% growth at the HomeAdvisor international business. HomeAdvisor domestic revenue growth was driven by a 48% increase in Paying SPs and a 27% increase in service requests.
Video revenue was flat versus the prior year period at $60.0 million due primarily to growth at Vimeo, offset by lower revenue from IAC Films and declines at Electus due to the timing of certain projects.
Applications revenue decreased 26% due to a 45% decline in Partnerships and an 18% decline in Consumer. Partnerships revenue decreased due primarily to the loss of certain partners. The Consumer decline was driven by lower search revenue from our downloadable desktop applications due primarily to lower revenue per query, partially offset by strong growth at Apalon and SlimWare.
Publishing revenue decreased 58% due to 74% lower Ask & Other revenue and 35% lower Premium Brands revenue. Ask & Other revenue decreased due to a decline in revenue at Ask.com primarily as a result of the new Google contract, which became effective April 1, 2016, as well as declines from certain other legacy businesses. Premium Brands revenue decreased due primarily to declines in paid search traffic at About.com, mainly attributable to the new Google contract, partially offset by strong growth at Investopedia.
Other revenue decreased 4% due to the sale of PriceRunner on March 18, 2016, partially offset by growth at ShoeBuy.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Match Group revenue increased 20% driven by a 23% increase in Dating revenue attributable to higher Average PMC at both North America and International, up 25% and 49%, respectively, partially offset by 8% lower ARPPU, all of which were driven by the factors described above in the three-month discussion. Non-dating revenue decreased 6% due to the factors described above in the three-month discussion.

HomeAdvisor revenue increased 39% due primarily to 46% growth at the HomeAdvisor domestic business and 15% growth at the HomeAdvisor international business. HomeAdvisor domestic revenue growth was driven by a 49% increase in Paying SPs and a 34% increase in service requests.
Video revenue increased 10% due primarily to growth at Electus, Vimeo and Daily Burn, partially offset by $10.0 million lower revenue from IAC Films as the prior year benefited from the release of the movie While We're Young.
Applications revenue decreased 23% due to a 41% decline in Partnerships and a 15% decline in Consumer. Both Partnerships revenue and Consumer revenue decreased due to the factors described above in the three-month discussion.
Publishing revenue decreased 36% due to 51% lower Ask & Other revenue and 18% lower Premium Brands revenue. Both Ask & Other revenue and Premium Brands revenue decreased due to the factors described above in the three-month discussion.
Other revenue decreased 2% due primarily to the factors described above in the three-month discussion.
Cost of revenue
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$179,131	$(20,246)	(10)%	$199,377
As a percentage of revenue	23%			24%
Cost of revenue in 2016 decreased from 2015 due to decreases of $22.6 million from Publishing and $14.2 million from Applications, partially offset by increases of $13.5 million from Match Group and $3.7 million from Other.

•	The Publishing decrease was due primarily to a reduction of $16.8 million in traffic acquisition costs driven by a decline in revenue at Ask.com and certain legacy businesses.

•	The Applications decrease was due primarily to a reduction of $13.3 million in traffic acquisition costs driven by a decline in revenue at Partnerships.

•	The Match Group increase was due primarily to a significant increase in in-app purchase fees across multiple brands, including Tinder, and the acquisition of PlentyOfFish (acquired October 2015).

•	The Other increase was due primarily to an increase in cost of products sold at ShoeBuy due to increased sales, partially offset by the sale of PriceRunner.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$543,262	$(20,815)	(4)%	$564,077
As a percentage of revenue	23%			24%
Cost of revenue in 2016 decreased from 2015 due to decreases of $46.7 million from Applications and $32.9 million from Publishing, partially offset by increases of $40.3 million from Match Group, $8.1 million from Video and $7.5 million from Other.

•	The Applications and Publishing decreases and the Match Group and Other increases were due primarily to the factors described above in the three-month discussion.

•	The Match Group was further impacted by the acquisition of Eureka.

•
The Video increase was due primarily to a net increase in production costs at our media and video businesses and an increase in hosting fees related to Vimeo's subscription growth, increased video plays and expanded On Demand catalog.

Selling and marketing expense
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$292,393	$(50,717)	(15)%	$343,110
As a percentage of revenue	38%			41%
Selling and marketing expense in 2016 decreased from 2015 due to decreases of $50.6 million from Publishing, $18.2 million from Applications and $3.3 million from Video, partially offset by an increase of $20.8 million from HomeAdvisor.

•	The Publishing decrease was due primarily to a reduction of $49.7 million in online marketing, resulting from a decline in revenue.

•
The Applications decrease was due primarily to a decline of $17.5 million in online marketing, principally related to lower anticipated search revenue from our downloadable desktop applications at Consumer.

•	The Video decrease was due primarily to a reduction of $2.8 million in online marketing driven primarily by Vimeo.

•
The HomeAdvisor increase was due primarily to higher online and offline marketing of $13.9 million and $5.1 million in compensation due primarily to an increase in the sales force at HomeAdvisor domestic.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$970,259	$(60,043)	(6)%	$1,030,302
As a percentage of revenue	42%			43%
Selling and marketing expense in 2016 decreased from 2015 due to decreases of $77.4 million from Publishing, $35.9 million from Applications and $9.4 million from Video, partially offset by an increase of $63.2 million from HomeAdvisor.

•	The Publishing, Applications and Video decreases and the HomeAdvisor increase were due primarily to the factors described above in the three-month discussion.

•	Publishing was further impacted by $2.7 million in restructuring costs in the current year period.
General and administrative expense
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$128,829	$(5,293)	(4)%	$134,122
As a percentage of revenue	17%			16%

General and administrative expense in 2016 decreased from 2015 due to decreases of $6.3 million from Match Group, $3.2 million from Corporate and $2.9 million from Publishing, partially offset by increases of $5.2 million from HomeAdvisor and $1.5 million from Applications.

•
The Match Group decrease was due primarily to a change of $5.9 million in acquisition-related contingent consideration fair value adjustments, a favorable resolution of a non-income tax related matter and a decrease in consulting expenses at Non-dating, partially offset by an increase of $2.0 million in compensation. The change in the acquisition-related contingent consideration fair value adjustments was due to income of $5.1 million in the current year period compared to expense of $0.8 million in the prior year period. The increase in compensation is driven by increased headcount from recent acquisitions, partially offset by a decrease in stock-based compensation expense due to the inclusion in 2015 of a modification charge related to certain equity awards, partially offset by the issuance of new equity awards since the prior year.

•	The Corporate decrease was due primarily to lower stock-based compensation expense in the current year period and the inclusion in the prior year period of certain transaction-related costs.

•	The Publishing decrease was due primarily to the sale of ASKfm.

•
The HomeAdvisor increase was due primarily to higher compensation due, in part, to increased headcount, $1.1 million in transaction-related costs in the current year period and an increase in bad debt expense.

•
The Applications increase was due primarily to a change of $4.3 million in acquisition-related contingent consideration fair value adjustments, which was due to expense of $2.7 million in the current year period versus income of $1.5 million in the prior year period, partially offset by a decrease in compensation due, in part, to a decrease in headcount related to a reduction in workforce that took place in the first half of 2016.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$417,206	$38,941	10%	$378,265
As a percentage of revenue	18%			16%
General and administrative expense in 2016 increased from 2015 due to increases of $17.0 million from Match Group, $15.6 million from HomeAdvisor and $13.0 million from Applications, partially offset by a decrease of $7.5 million from Publishing.

•
The Match Group increase was due primarily to a change of $8.8 million in acquisition-related contingent consideration fair value adjustments, an increase of $8.7 million in compensation and an increase of $3.0 million in office rent as they continue to grow and expand their operations, partially offset by a favorable resolution of a non-income tax related matter and a decrease in consulting expenses at Non-dating. The change in the acquisition-related contingent consideration fair value adjustments was due to income of $2.7 million in the current year period compared to income of $11.5 million in the prior year period. The increase in compensation is due to an increase in headcount from recent acquisitions and a $4.5 million increase in stock-based compensation expense due primarily to the issuance of new equity awards since the prior year, partially offset by the inclusion in 2015 of a modification charge related to certain equity awards.

•	The HomeAdvisor and Applications increases and the Publishing decrease were due primarily to the factors described above in the three-month discussion.

•	The Publishing decrease was further impacted by a reduction in bad debt expense.
Product development expense

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$45,947	$(912)	(2)%	$46,859
As a percentage of revenue	6%			6%
Product development expense in 2016 decreased slightly from 2015.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$151,688	$13,142	9%	$138,546
As a percentage of revenue	7%			6%
Product development expense in 2016 increased from 2015 due to an increase of $11.6 million from Match Group, primarily related to an increase of $7.4 million in stock-based compensation expense, investment in headcount at Tinder, and the acquisitions of PlentyOfFish and Eureka in 2015. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards and a net increase in expense associated with the modification of certain equity awards since the prior year period.
Depreciation
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$17,951	$2,326	15%	$15,625
As a percentage of revenue	2%			2%
Depreciation in 2016 increased from 2015 due primarily to acquisitions, incremental depreciation associated with capital expenditures and the write-off of internally developed software costs which are no longer being utilized at Match Group, partially offset by certain fixed assets becoming fully depreciated.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$51,321	$4,628	10%	$46,693
As a percentage of revenue	2%			2%
Depreciation in 2016 increased from 2015 due primarily to the factors described above in the three-month discussion.

Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	$ Change	% Change	2015	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$91,754	$33,398	57%	$58,356	$194,610	$68,692	55%	$125,918
HomeAdvisor	12,805	6,710	110%	6,095	26,629	22,942	622%	3,687
Video	(2,663)	2,992	53%	(5,655)	(25,187)	11,394	31%	(36,581)
Applications	29,240	(17,299)	(37)%	46,539	75,839	(62,237)	(45)%	138,076
Publishing	(14,562)	(28,711)	NM	14,149	(324,720)	(368,405)	NM	43,685
Other	(1,511)	(1,706)	NM	195	(3,299)	(2,554)	(342)%	(745)
Corporate	(29,479)	3,070	9%	(32,549)	(89,317)	(295)	—%	(89,022)
Total	$85,584	$(1,546)	(2)%	$87,130	$(145,445)	$(330,463)	NM	$185,018

As a percentage of revenue	11%			10%	NM			8%
________________________
NM = not meaningful
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015
Operating income in 2016 decreased slightly from 2015 due to a decrease of $2.2 million in Adjusted EBITDA described below, increases of $2.3 million in depreciation and $1.9 million in amortization of intangibles, and $1.5 million in changes from acquisition-related contingent consideration fair value adjustments, partially offset by a decrease of $3.3 million in stock-based compensation expense. The decrease in stock-based compensation expense was due primarily to charges associated with the modification of certain equity awards included in the prior year period, partially offset by the issuance of new equity awards.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Operating income in 2016 decreased to a loss from 2015 despite an increase of $11.9 million in Adjusted EBITDA described below, due primarily to a goodwill impairment charge of $275.4 million at Publishing, $25.9 million in changes from acquisition-related contingent consideration fair value adjustments and increases of $25.8 million in amortization of intangibles and $10.7 million in stock-based compensation expense. The goodwill impairment charge at Publishing was driven by the impact from the new Google contract, traffic trends and monetization challenges and the corresponding impact on the current estimate of fair value. The goodwill impairment charge recorded in the second quarter of 2016 was a preliminary estimate, which was finalized in the third quarter of 2016 without an adjustment of the amount previously recorded. No additional adjustments to the impairment charge were necessary. The change in acquisition-related contingent consideration fair value adjustments was primarily the result of expense in the current year period of $11.0 million versus income of $3.8 million in the prior year period in the Applications segment and income of $2.7 million in the current year period versus income of $11.5 million in the prior year period in the Match Group segment. The increase in amortization of intangibles was due primarily to the change in classification of a Publishing trade name from an indefinite-lived intangible asset to a definite-lived intangible asset, effective April 1, 2016, and an impairment charge of $11.6 million related to certain Publishing indefinite-lived trade names. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards and a net increase in expense associated with the modification of certain equity awards since the prior year period.
For a detailed description of the Publishing goodwill and indefinite-lived intangible asset impairments, see Note 4 to the consolidated financial statements.
At September 30, 2016, there was $192.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	$ Change	% Change	2015	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$110,708	$28,051	34%	$82,657	$275,414	$96,059	54%	$179,355
HomeAdvisor	15,965	7,061	79%	8,904	35,947	23,179	182%	12,768
Video	(894)	4,247	83%	(5,141)	(21,770)	15,212	41%	(36,982)
Applications	34,575	(13,326)	(28)%	47,901	94,715	(47,830)	(34)%	142,545
Publishing	(6,208)	(27,283)	NM	21,075	(6,639)	(71,704)	NM	65,065
Other	(824)	(2,420)	NM	1,596	(709)	(3,905)	NM	3,196
Corporate	(14,336)	1,514	10%	(15,850)	(40,050)	919	2%	(40,969)
Total	$138,986	$(2,156)	(2)%	$141,142	$336,908	$11,930	4%	$324,978

As a percentage of revenue	18%			17%	14%			14%
For a reconciliation of operating income (loss) by reportable segment and net earnings (loss) attributable to IAC's shareholders to Adjusted EBITDA, see Note 10 to the consolidated financial statements.
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015
Match Group Adjusted EBITDA increased 34% due primarily to higher revenue, reduced selling and marketing expense as a percentage of revenue as the revenue mix continues to shift towards brands with lower marketing spend, $1.8 million of lower costs in the current year period related to the consolidation and streamlining of technology systems and European operations at our Dating businesses ($0.8 million in 2016 compared to $2.5 million in 2015) and increased profits from Non-dating, partially offset by an increase in cost of revenue.
HomeAdvisor Adjusted EBITDA increased 79% due primarily to higher revenue, partially offset by an increase in selling and marketing expense and $1.1 million in transaction-related costs.
Video Adjusted EBITDA loss improved 83% due primarily to reduced losses at Vimeo.
Applications Adjusted EBITDA decreased 28% due primarily to lower revenue, partially offset by decreases in selling and marketing expense and cost of revenue.
Publishing Adjusted EBITDA decreased to a loss of $6.2 million in the current year period due primarily to lower revenue and $1.1 million in restructuring costs.
Other Adjusted EBITDA decreased $2.4 million to a loss in the current year period due primarily to lower revenue which resulted from the sale of PriceRunner.
Corporate Adjusted EBITDA loss decreased 10% due primarily to the inclusion of certain transaction-related costs in the prior year period.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Match Group Adjusted EBITDA increased 54% due primarily to the factors described above in the three-month discussion. Costs in the current year period related to the consolidation and streamlining of technology systems and European operations at our Dating businesses was $4.3 million compared to $14.8 million in 2015.
HomeAdvisor Adjusted EBITDA increased 182% due primarily to the factors described above in the three-month discussion. Adjusted EBITDA was further impacted by higher compensation due primarily to increased headcount and an increase in bad debt expense.

Video Adjusted EBITDA loss improved 41% due primarily to reduced losses at Vimeo and Daily Burn and profits in the current year period at Electus and IAC Films.
Applications Adjusted EBITDA decreased 34% due primarily to the factors described above in the three-month discussion. Adjusted EBITDA was further impacted by $2.5 million in restructuring costs.
Publishing Adjusted EBITDA declined to a loss in the current year period due primarily to lower revenue, partially offset by decreases in selling and marketing expense, cost of revenue and general and administrative expense. Adjusted EBITDA was further impacted by $7.0 million in restructuring costs ($0.9 million in cost of revenue, $2.7 million in selling and marketing expense, $2.5 million in general and administrative expense and $0.9 million in product development expense).
Other Adjusted EBITDA decreased to a loss in the current year period due to the sale of PriceRunner in the first quarter of 2016, partially offset by Adjusted EBITDA improvement at ShoeBuy.
Corporate Adjusted EBITDA loss decreased 2% due to the factor described above in the three-month discussion.
Interest expense
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense	$(27,118)	$11,126	70%	$(15,992)
Interest expense in 2016 increased from 2015 due to the borrowings under the Match Group Term Loan, of which $400 million was refinanced on June 1, 2016 with the 2016 Match Group Senior Notes, and the 2% higher interest rate associated with the exchange of $445 million of 2015 Match Group Senior Notes for a substantially like amount of 2012 Senior Notes.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense	$(82,622)	$37,352	83%	$(45,270)
Interest expense in 2016 increased from 2015 due primarily to the factors described above in the three-month discussion.
Other income, net
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other income, net	$11,700	$(22,698)	(66)%	$34,398
Other income, net in 2016 includes $10.9 million in net foreign currency exchange gains.
Other income, net in 2015 included a gain of $33.6 million from a real estate transaction.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other income, net	$20,405	$(19,343)	(49)%	$39,748
Other income, net in 2016 includes $24.0 million in net foreign currency exchange gains, a $12.0 million gain related to the sale of PriceRunner, interest income of $3.8 million and a $3.5 million gain related to the sale of marketable equity securities, partially offset by a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the repayment of $400 million of the Match Group Term Loan, $4.5 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, a loss of $3.8 million related to the sale of ASKfm, a $3.2 million loss on the 2012 and 2013 Senior Note redemptions and repurchases and a $2.5 million mark-to-market adjustment pertaining to certain subsidiary denominated equity awards issued to non-employees.
Other income, net in 2015 included a gain of $33.6 million from a real estate transaction, $4.9 million in net foreign currency exchange gains and $3.5 million in interest income, partially offset by $1.3 million in other-than-temporary impairment charges related to certain cost method investments.
Income tax (provision) benefit
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

	Three Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax provision	$(17,826)	NM	NM	$(40,510)
Effective income tax rate	25%			38%
The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates.
The 2015 effective income tax rate is higher than the statutory rate of 35% due primarily to state taxes, partially offset by foreign income taxed at lower rates.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

	Nine Months Ended September 30,
	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax benefit (provision)	$77,394	NM	NM	$(34,722)
Effective income tax rate	37%			19%
The 2016 effective income tax rate is higher than the statutory rate of 35% on pre-tax losses due primarily to foreign income taxed at lower rates, state taxes and the non-taxable gain on the sale of PriceRunner, partially offset by the non-deductible portion of the goodwill impairment charge at the Publishing segment.
The 2015 effective income tax rate is lower than the statutory rate of 35% due primarily to the realization of certain deferred tax assets, a reduction in tax reserves and related interest due to the expiration of statutes of limitations and the non-taxable gain on contingent consideration fair value adjustments.
For further details of income tax matters, see Note 2 to the consolidated financial statements.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	September 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents:
United States (1)	$656,337	$1,109,331
All other countries (2) (3)	533,447	372,116
Total cash and cash equivalents	1,189,784	1,481,447
Marketable securities (United States) (4)	177,862	39,200
Total cash and cash equivalents and marketable securities (5)	$1,367,646	$1,520,647

Match Group Debt:
6.375% Senior Notes due June 1, 2024 (the "2016 Match Group Senior Notes"); interest payable each June 1 and December 1, which commences December 1, 2016	$400,000	$—
6.75% Senior Notes due December 15, 2022 (the "2015 Match Group Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	445,172	445,172
Match Group Term Loan due November 16, 2022 (6) (7)	390,000	800,000
Total Match Group long-term debt	1,235,172	1,245,172
Less: Current maturities of Match Group long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,100	11,691
Less: Unamortized debt issuance costs	14,526	16,610
Total Match Group debt, net of current maturities	1,215,546	1,176,871

IAC Debt:
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	390,214	500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	38,247	54,732
Total IAC long-term debt	428,461	554,732
Less: Unamortized debt issuance costs	2,722	4,649
Total IAC debt, net of current portion	425,739	550,083

Total long-term debt, net of current portion	$1,641,285	$1,726,954
(1) Domestically, cash equivalents primarily consist of AAA rated treasury and government money market funds, commercial paper rated A1/P1 or better and treasury discount notes.
(2) Internationally, cash equivalents primarily consist of AAA rated government money market funds and time deposits with maturities of less than 91 days from the date of purchase.
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
(4) Marketable securities consist of treasury discount notes, short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security (which was sold in the second quarter of 2016). The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in equity securities as part of its investment strategy.
(5) At September 30, 2016, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $88.7 million and $142.5 million, respectively. At December 31, 2015, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $34.4 million and $53.8 million, respectively. Marketable securities at December 31, 2015 include $11.6 million at Match Group. There are no marketable securities at September 30, 2016 at Match Group. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of Match Group and its subsidiaries. Match Group generated $168.9 million and $126.2 million of operating cash flows for the nine months ended September 30, 2016 and 2015, respectively. In addition, agreements governing Match Group’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.
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
Match Group Senior Notes:
On June 1, 2016, Match Group issued $400 million aggregate principal amount of the 2016 Match Group Senior Notes due June 1, 2024.
Promptly following the closing of the Match Exchange Offer on November 16, 2015, Match Group and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guaranteed any debt of IAC, or are subject to any of the covenants related to such debt.
The indentures governing the 2016 and 2015 Match Group Senior Notes contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. As of September 30, 2016, Match Group was in compliance with all applicable covenants.
Match Group Term Loan and Match Group Credit Facility:
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), Match Group borrowed $800 million in the form of a term loan. The proceeds of the 2016 Match Group Senior Notes, described above, were used to repay a portion of the Match Group Term Loan and, as a result, quarterly principal payments of $10 million under the Match Group Term Loan are no longer due; at maturity, a final principal payment of $390 million is due. Additionally, the Match Group Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Match Group Credit Agreement. The Match Group Term Loan bears interest, at Match Group's option, at a base rate or LIBOR, plus 3.50% or 4.50%, respectively, and in the case of LIBOR, a floor of 1.00%. Interest payments are due at least semi-annually through the term of the loan.
Match Group has a $500 million revolving credit facility that expires on October 7, 2020 (the "Match Group Credit Facility"). The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the Match Group Credit Agreement).
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
IAC Senior Notes:
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. The restrictive covenants of the indenture governing the 2012 Senior Notes were substantially eliminated following the Match Exchange Offer. As of September 30, 2016, IAC was in compliance with all applicable covenants.
IAC Credit Facility:
IAC has a $300 million revolving credit facility that expires October 7, 2020 (the "IAC Credit Facility"). At September 30, 2016, the annual commitment fee on undrawn funds is currently 35 basis points based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio (as defined in the agreement) of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. The obligations under the IAC Credit Facility are secured by the stock of certain IAC domestic and foreign subsidiaries and unconditionally guaranteed by certain wholly-owned domestic subsidiaries.
Cash Flow Information
In summary, the Company's cash flows attributable to continuing operations are as follows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$161,582	$184,107
Net cash used in investing activities	(106,412)	(8,667)
Net cash used in financing activities	(337,600)	(391,096)
2016
Net cash provided by operating activities attributable to continuing operations consists of earnings from continuing operations, adjusted for stock-based compensation expense, depreciation, amortization of intangibles, goodwill impairment, excess tax benefits, deferred income taxes, acquisition-related contingent consideration fair value adjustments, adjustments related to gains on the sale of businesses and investments, and the effect of changes in working capital. Adjustments to earnings primarily consist of $275.4 million of goodwill impairment at the Publishing segment, $100.0 million of deferred income taxes, $82.6 million of stock-based compensation expense, $65.1 million of amortization of intangibles, $51.3 million of depreciation, $43.1 million in excess tax benefits, $13.4 million of net gains on the sale of businesses and investments, $8.0 million of acquisition-related contingent consideration fair value adjustments, and $21.9 million in other adjustments that consist primarily of a non-cash charge on the repayment of $400 million of the Match Group Term Loan. The decrease from changes in working capital consist primarily of a decrease in accounts payable and other current liabilities of $63.7 million, a decrease in income taxes payable of $37.1 million, and an increase in other assets of $19.8 million, partially offset by a decrease in accounts receivable of $33.0 million and an increase in deferred revenue of $31.4 million. The decrease in accounts payable and other current liabilities is due to (i) a decrease in accrued advertising and revenue share expense at Publishing and Applications mainly due to the effect of the new Google contract, which became effective April 1, 2016, (ii) decreases in payables at Match Group and Applications due to the timing of payments and a seasonal decrease in payables to suppliers at ShoeBuy, (iii) a decrease in VAT payables related mainly to decreases in international revenue at Publishing, and (iv) a decrease in accrued employee compensation and benefits mainly related to the payment of 2015 cash bonuses in 2016. The decrease in income taxes payable is primarily due to the payment of 2015 tax liabilities in 2016. The increase in other assets is primarily related to an increase in productions costs at IAC Films and an increase in prepaid maintenance contracts at Match Group. The decrease in accounts receivable is mainly due to a decrease at Publishing due to lower revenue related to the new services agreement with Google, partially offset by an increase at HomeAdvisor due to revenue growth. The increase in deferred revenue is mainly due to growth in prepaid revenue at Match Group, HomeAdvisor, SlimWare and Vimeo.
Net cash used in investing activities attributable to continuing operations in 2016 includes purchases (net of sales and maturities) of marketable debt securities of $150.0 million, capital expenditures of $62.7 million, primarily related to Match Group and HomeAdvisor investments in internal development of software to support their products and services, as well as leasehold improvements and computer hardware, and cash used in investments and acquisitions of $9.7 million, partially offset by net proceeds from the sale of businesses and investments of $110.5 million, which mainly consists of proceeds from the sale of PriceRunner.
Net cash used in financing activities attributable to continuing operations in 2016 includes $247.3 million for the repurchase of 5.3 million shares of common stock at an average price of $46.79 per share, $126.3 million for the redemption and repurchase of a portion of the 2012 and 2013 Senior Notes, $7.1 million in net payments related to the issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes, $5.0 million in debt issuance costs related to the 2016 Match Group Senior Notes, $2.5 million for the purchase of noncontrolling interests, and $2.2 million in acquisition-related contingent consideration payments, partially offset by excess tax benefits from stock-based awards of $43.1 million and a decrease of $20.0 million in restricted cash that related to unsettled IAC bond redemptions. Additionally, a payment of $410.0 million was made toward the Match Group Term Loan, of which $400.0 million was financed by the issuance of the 2016 Match Group Senior Notes.
2015
Adjustments to earnings from continuing operations primarily consist of $71.9 million of stock-based compensation expense, $46.7 million of depreciation and $39.3 million of amortization of intangibles, partially offset by $49.1 million of excess tax benefits from stock-based awards, $33.6 million of gain on a real estate transaction and $17.9 million in acquisition-related contingent consideration fair value adjustments. The decrease from changes in working capital consist primarily of an increase in accounts receivable of $25.8 million, a decrease of $17.6 million in accounts payable and other current liabilities, an increase in other assets of $13.7 million, and a decrease in income taxes payable of $13.7 million, partially offset by an increase in deferred revenue of $45.7 million. The increase in accounts receivable is due primarily to growth in Match Group's in-app purchases sold through their mobile products and revenue growth at HomeAdvisor. The decrease in accounts payable and other current liabilities is due mainly to a decrease in accrued revenue share and accrued advertising expense at Applications and Publishing, respectively, partially offset by an increase in accrued advertising at Match Group. The decrease in accrued revenue share at Applications is due mainly to lower Partnerships revenue. The decrease in accrued advertising at Publishing is due mainly to lower fees paid to search engines and timing of payments. The increase in accrued advertising at Match Group is due mainly to increased online spending. The increase in other assets is due primarily to an increase in VAT refund receivables and an increase in inventory at ShoeBuy, due mainly to seasonality. The decrease in income taxes payable is due to current year income tax payments in excess of current year income tax accruals. The increase in deferred revenue is due mainly to growth in prepaid revenue at Match Group, Vimeo and HomeAdvisor, an increase at Electus due to the timing of various production deals, and increases related to acquisitions.
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
Net cash used in financing activities attributable to continuing operations in 2015 includes $200.0 million for the repurchase of 3.0 million shares of common stock at an average price of $67.68 per share, $84.9 million related to the payment of cash dividends to IAC shareholders, $80.0 million for the early redemption of the Liberty Bonds, $40.2 million in net payments related to the issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes, $29.9 million for the purchase of noncontrolling interests and $5.7 million in acquisition-related contingent consideration payments, partially offset by excess tax benefits from stock-based awards of $49.1 million.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. IAC has a $300 million revolving credit facility that expires on October 7, 2020. Match Group has a $500 million revolving credit facility that expires on October 7, 2020. At September 30, 2016, there were no outstanding borrowings under the IAC Credit Facility or the Match Group Credit Facility.
At September 30, 2016, IAC had 10.3 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
IAC's consolidated cash and cash equivalents at September 30, 2016 were $1.2 billion, of which $231.2 million was held by Match Group. The Company generated $161.6 million of operating cash flows for the nine months ended September 30, 2016, of which $168.9 million was generated by Match Group. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of the Match Group and its subsidiaries. In addition, agreements governing Match Group's indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2016 capital expenditures will be higher than 2015 by approximately 25% to 35%, driven mostly by leasehold improvements related to a new lease for Match Group's corporate headquarters, as well costs related to a new Match Group data center, and HomeAdvisor's sales center expansion.
The Company believes its existing cash, cash equivalents and marketable securities and expected positive cash flows generated from operations will be sufficient to fund our normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our respective products and services. The Company’s indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditure or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities, in the event a default has occurred or our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At September 30, 2016, except as noted below, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.
The Company has total long-term debt of $1.7 billion and $1.8 billion at September 30, 2016 and December 31, 2015, respectively. On June 1, 2016, Match Group issued $400 million of 6.375% Senior Notes. The proceeds from the offering were used to repay a portion of the $790 million of indebtedness outstanding under the Match Group Term Loan. Following the payment, $390 million of the Match Group Term Loan is outstanding. The Match Group Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%, or 5.50%. Based on this transaction, the Company will incur approximately $100 million of additional interest expense over the term of its debt obligations due to the higher interest rate and the longer maturity of the 6.375% Senior Notes, due June 1, 2024, as compared to the Match Group Term Loan, due November 16, 2022.

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

Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions, of stock options, restricted stock units ("RSUs") and performance-based RSUs. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Upon the exercise of certain stock options and vesting of RSUs and performance-based RSUs, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as trade names, content, technology, customer lists, advertiser and supplier relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

RECONCILIATION OF ADJUSTED EBITDA
For a reconciliation of operating income (loss) by reportable segment and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015, see Note 10 to the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2016, except as noted below, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.
Interest Rate Risk
At September 30, 2016, the Company's outstanding debt was $1.7 billion of which $1.3 billion bears interest at fixed rates and $390 million bears interest at variable rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $56.0 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Match Group Term Loan currently bears interest at LIBOR plus 4.50%, with a LIBOR floor of 1.00%, or 5.50%. LIBOR at September 30, 2016 for similar borrowings of three months was approximately 85 basis points. If LIBOR were to increase by 100 basis points then the annual interest payments on the Match Group Term Loan would increase by 85 basis points, or $3.4 million, in 2016. If LIBOR decreased 85 basis points to zero, annual interest payments on the Match Group Term Loan would remain the same. Such potential changes in interest payments are based on certain simplifying assumptions, including a constant rate of variable-rate debt and an immediate across the board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union.
While historically foreign currency exchange gains and losses have not been material to the Company, the significant decline in the British Pound ("GBP") due to the Brexit vote generated significant foreign currency exchange gains during 2016, which total $24.0 million for the nine months ended September 30, 2016. This gain is primarily related to (1) U.S. dollar denominated cash, the majority of which is from the proceeds received in the PriceRunner sale in March 2016, held by a foreign subsidiary with a GBP functional currency and (2) a U.S. dollar denominated intercompany loan related to a recent acquisition in which the receivable is held by a foreign subsidiary with a GBP functional currency.
If the GBP had declined a further 10% further versus the U.S. dollar during the nine months ended September 30, 2016, the gain would have been greater by $3.4 million and if the GBP had declined 10% less versus the U.S. dollar the gain would have been reduced by $3.0 million.
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

Securities Class Action Litigation against Match Group

As previously disclosed in our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2016 and June 30, 2016, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against Match Group, five of its officers and directors, and twelve underwriters of Match Group's Company’s initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas).  The complaint alleges that Match Group's registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) Match Group's Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Key Terms") would decline substantially in the quarter ended December 31, 2015.  The complaint asserts that these alleged failures to timely disclose material information caused Match Group's stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015.  The complaint pleads claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for the Company’s alleged violations.  The complaint seeks class certification, damages in an unspecified amount and attorneys’ fees.  On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff.  See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas).  On April 25, 2016, Judge Boyle in the Chan case issued an order granting the parties’ joint motion to transfer that case to Judge Lindsay, who is presiding over the earlier-filed Stein case.  On April 27, 2016, various current or former shareholders in Match Group and their respective law firms filed motions seeking appointment as lead plaintiff(s) and lead or liaison counsel for the putative class.  On April 28, 2016, the Court issued orders: (i) consolidating the Chan case into the Stein case, (ii) approving the parties’ stipulation to extend the defendants’ time to respond to the complaint until after the Court has appointed a lead plaintiff and lead counsel for the putative class and has set a schedule for the plaintiff’s filing of a consolidated complaint and the defendants’ response to that pleading, and (iii) referring the various motions for appointment of lead plaintiff(s) and lead or liaison counsel for the putative class to a United States Magistrate Judge for determination.  On June 9, 2016, the Magistrate Judge issued an order appointing two lead plaintiffs, two law firms as co-lead plaintiffs’ counsel, and a third law firm as plaintiffs’ liaison counsel.  In accordance with this order, the consolidated case is now captioned Mary McCloskey et ano. v. Match Group, Inc. et al., No. 3:16-CV-549-L.  On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule.  On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint.  The new pleading focuses solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business.

The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. We and Match Group believe that the allegations in these lawsuits are without merit and will defend vigorously against them.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the quarter ended September 30, 2016, the Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2016	—	$—	—	10,873,182
August 2016	55,101	$57.60	55,101	10,818,081
September 2016	496,065	$59.36	496,065	10,322,016
Total	551,166	$59.19	551,166	10,322,016

_____________________________________________________________________________

(1)	Reflects repurchases made pursuant to the repurchase authorization previously announced in April 2013.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of September 30, 2016 pursuant to the April 2013 and/or May 2016 repurchase authorizations, as applicable. IAC may purchase shares pursuant to these repurchase authorizations over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Dated:	November 9, 2016
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	November 9, 2016
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