Form 10-K
period 2016-12-31
IAC/INTERACTIVECORP
filed 2017-02-28
CIK 891103

As filed with the Securities and Exchange Commission on February 28, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

Commission File No. 000-20570
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 27, 2017, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	71,947,127
Class B Common Stock	5,789,499
Total	77,736,626
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2016 was $4,111,134,940. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC is a leading media and Internet company comprised of widely known consumer brands, such as HomeAdvisor, Vimeo, Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, Tinder, PlentyOfFish and OkCupid.
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
In 2005, IAC acquired Ask Jeeves, Inc. and completed the separation of its travel and travel‑related businesses and investments into an independent public company called Expedia, Inc. In 2008, IAC separated into five independent, publicly traded companies: IAC, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster (now Live Nation, Inc.) and Tree.com, Inc.
In 2009, we sold the European operations of Match.com to Meetic, a leading European online dating company based in France, in exchange for a 27% interest in Meetic and a €5 million note. In 2010, we exchanged the stock of a wholly-owned subsidiary that held our Evite, Gifts.com and IAC Advertising Solutions businesses and approximately $218 million in cash for substantially all of Liberty Media Corporation’s equity stake in IAC.
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
In 2016, we acquired VHX, a platform for premium over-the-top (OTT) subscription video channels, as well a controlling interest in MyHammer Holding AG, the leading home services marketplace in Germany, and sold PriceRunner, ASKfm and ShoeBuy.
EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of January 27, 2017, Mr. Diller, his spouse, Diane von Furstenberg, and his stepson, Alexander von Furstenberg, collectively beneficially owned 5,789,499 shares of IAC Class B common stock and 136,711 shares of IAC common stock, all of which were held in trusts for the benefit of Mr. Diller and certain members of his family, and 1,711 shares of IAC common stock held by a private foundation. As of that date, the shares of IAC Class B common stock beneficially owned by Mr. Diller and certain members of his family collectively represented 100% of IAC’s outstanding Class B common stock and, together with the shares of IAC common stock also beneficially owned by these individuals, represented approximately 44.7% of the total outstanding voting power of IAC. Mr. Diller also holds 550,000 vested options and 750,000 unvested options to purchase IAC common stock.

In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive and he beneficially owns (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) at least 5,000,000 shares of IAC Class B common stock and/or common stock in which he has a pecuniary interest (including IAC securities beneficially owned by him directly and indirectly through trusts for the benefit of him and certain members of his family), he generally has the right to consent to limited matters in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.
As a result of IAC securities beneficially owned by Mr. Diller and certain members of his family, Mr. Diller and these family members are, collectively, currently in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions.

DESCRIPTION OF IAC BUSINESSES
Match Group
Overview
Our Match Group segment includes the dating and non-dating businesses of Match Group, Inc. (“Match Group”), which completed its initial public offering on November 24, 2015. As of December 31, 2016, IAC’s ownership interest and voting interest in Match Group were 82.5% and 97.9%, respectively.
Services
Dating. Through Match Group, we operate a dating business that consists of a portfolio with over 45 brands, available in 42 languages, and offered in over 190 countries, including the following key brands: Match, Tinder, PlentyOfFish, Meetic, OkCupid, Pairs, Twoo, OurTime, BlackPeopleMeet and LoveScout24. We operate a North America dating business, which includes Match, Tinder, PlentyOfFish, OkCupid, our various affinity brands and other dating businesses operating within the United States and Canada, and an International dating business, which includes Meetic, Pairs, Twoo, the international operations of Tinder and PlentyOfFish and all other dating businesses operating outside of the United States and Canada.
Through the brands within our dating business, we are a leading provider of membership-based and ad-supported dating products servicing North America, Western Europe and many other regions around the world. We provide these services through websites and applications that we own and operate.
All of our dating products enable users to establish a profile and review other people’s profiles without charge. Each product also offers additional features, some of which are free, and some of which require payment depending on the particular product. In general, access to premium features requires a paid membership, which is typically offered in packages (primarily ranging from one month to six months), depending on the product and circumstance. Prices differ meaningfully within a given brand by the duration of membership purchased, by the bundle of paid features that a user chooses to access, and by whether or not a customer is taking advantage of any special offers. In addition to paid memberships, many of our dating products offer users the ability to promote themselves for a given period of time, or to review certain profiles without any signaling to other members, and these features are offered on a pay‑per‑use basis. The precise mix of paid and premium features is established over time on a brand‑by‑brand basis and is constantly subject to iteration and evolution.
Non-Dating. In addition to our dating business, we also operate a non‑dating business through Match Group’s ownership of The Princeton Review, which provides a variety of educational test preparation, academic tutoring and college counseling services. The Princeton Review includes Tutor.com (acquired in 2012) and The Princeton Review (acquired in 2014). In January 2017, Match Group entered into a definitive agreement to sell The Princeton Review to ST Unitas, a global education technology company. The transaction is expected to close in the first half of 2017.
Revenue
The substantial majority of the Match Group segment’s revenue is attributable to the dating business. Dating business revenue is substantially derived directly from users in the form of recurring membership fees for subscription-based online personals and related services. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Non-dating revenue consists primarily of fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services.
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
Competition
The dating industry is competitive and has no single, dominant brand globally. We compete with a number of other companies that provide similar dating and matchmaking products. In addition to other online dating brands, we compete indirectly with offline dating services, such as in‑person matchmakers, and social media platforms. Arguably, our biggest competition in the case of our dating business comes from the traditional ways that people meet each other, and the choices some people make to not utilize dating products or services.

We believe that our ability to compete successfully in the case of our dating business will depend primarily upon the following factors:

•	our ability to increase consumer acceptance of dating products;

•	the continued strength of Match Group’s brands;

•	the breadth and depth of Match Group’s active communities of users relative to those of its competitors;

•	our ability to evolve our dating products in response to competitors’ offerings, user requirements, social trends and the technological landscape;

•	our ability to efficiently acquire new users for our dating products;

•	our ability to continue to optimize our monetization strategies; and

•	the design and functionality of our dating products.
HomeAdvisor
Overview
HomeAdvisor is a leading global home services digital marketplace that helps connect consumers with home professionals in North America, as well as in France, the Netherlands and Italy under various brands. In November 2016, HomeAdvisor acquired a controlling interest in MyHammer Holding AG, the leading home services marketplace in Germany.
As of December 31, 2016, HomeAdvisor’s domestic network of home services professionals consisted of approximately 143,000 paying professionals in the United States providing services in more than 500 categories ranging from simple home repairs to larger home remodeling projects. HomeAdvisor generated approximately 13.2 million domestic service requests from homeowners during the year ended December 31, 2016. HomeAdvisor also operates Felix, a pay-per-call advertising service, CraftJack, a lead generation service, and mHelpDesk, a provider of cloud based field service software for small to mid-size businesses.
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
On-Demand Services. HomeAdvisor also provides two on-demand services that complement its matching services: Instant Booking and Instant Connect (patent-pending). Through Instant Booking, consumers can schedule appointments for select home tasks on-demand with a pre-screened home services professional instantly across our platforms (website or mobile application), and through Instant Connect, consumers can connect with a home services professional instantly via phone.
Other Services. In addition to matching and on-demand services, consumers can access our free, online True Cost Guide, which provides project cost information for more than 400 project types on a local basis, as well as an online library of home services‑related resources, which primarily includes articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with home services professionals.
Consumers can also access HomeAdvisor services and tools on iOS and Android devices (including the Apple Watch®) and through HomeAdvisor's mobile application, as well as access its Instant Connect service through Amazon's Echo product.
Subscription Services for Home Services Professionals
Home services professionals who are new to HomeAdvisor must sign up for an annual membership package. Our basic annual membership package includes membership in our network of home services professionals, as well as a listing in our online directory and matches through the marketplace. As of December 31, 2016, approximately 93% of the approximately 143,000 domestic paying home services professionals within our network had purchased a membership package. We also offer subscription products that include custom website and mobile development and hosting services, as well as integration with mHelpDesk.

Revenue
The HomeAdvisor segment’s revenue is primarily derived from fees paid by home services professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), subscription fees and fees for website hosting services. Fees for matches vary based upon the service requested, type of match and where the service is provided.
Marketing
We market our services to consumers primarily through television advertising, as well as through search engine marketing and affiliate agreements with third parties. Pursuant to these agreements, third parties agree to advertise and promote our services and those of our home services professionals on their websites and we agree to pay them a fixed fee when visitors from their websites submit a valid service request through our website (on a cost-per-acquisition basis) or click through to our website (on a cost-per-click basis). We also market our services to consumers through e-mails, digital display advertisements, partnerships with other contextually related websites and, to a lesser extent, through direct mail and radio advertising. We market our subscription packages to home services professionals primarily through our sales force, as well as through search engine marketing, digital media advertising and direct relationships with trade associations.
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
Video
Overview
Our Video segment consists primarily of Vimeo, Electus, CollegeHumor, Notional, IAC Films and Daily Burn.
Vimeo
Services. Vimeo operates a global video sharing platform for creators and their audiences. Through Vimeo, we offer video creators simple, professional grade tools to share, manage, distribute and monetize content online, and provide viewers with a clutter-free environment to watch content across a variety of Internet-enabled devices, including mobile devices and connected television platforms. We offer these basic services free of charge.
We also offer premium services through subscription products, which provide paying subscribers with various levels of premium features, including: additional video storage space, advanced video privacy controls, extensive video player customization options, team collaboration, review and workflow tools, e-mail lead generation, premium support and the ability to sell videos and OTT video channels (through VHX, a platform for premium OTT subscription video channels that we acquired in 2016), directly to consumers. As of December 31, 2016, Vimeo had approximately 768,000 paid subscribers and reached over 240 million unique users worldwide.
We also provide on-demand services through which video creators can sell videos they create to consumers. As of December 31, 2016, our on-demand services featured over 60,000 titles in a variety of genres from more than 15,000 creators and sold titles to more than 2.8 million consumers. Titles are added to our Video On Demand marketplace by video creators through direct uploads to www.vimeo.com and through negotiated agreements with content owners, producers and distributors to acquire titles.

We also provide tools through which video owners and distributors can offer branded, over-the-top (OTT) video channels directly to consumers. Video owners and distributors can offer their content on a subscription or à la carte basis through applications for all major mobile and set top box platforms.
Marketing. We market Vimeo’s services primarily through online marketing efforts, including search engine marketing, social media, e-mail campaigns, display advertising and affiliate marketing, as well as through offline advertising and upgrade channels on the Vimeo platform (website and mobile application).
Revenue. Vimeo revenue is derived primarily from subscription fees and, to a lesser extent, from video sales and OTT service fees.
Competition. Vimeo competes with a variety of online video providers, including those that serve video creators and consumers through advertising-supported, subscription or transactional fee models. We believe that Vimeo differentiates itself from its competitors by offering a customizable, high definition video player, proprietary uploading and encoding infrastructure and a clutter-free viewing experience (advertisements are not placed in video streams on www.vimeo.com). We believe that our ability to compete successfully will depend primarily on:

•
the quality of our technology platform and the viewing and production experiences we provide consumers and video creators and distributors across Internet-connected devices (desktop, mobile and television);

•	whether our subscription and OTT offerings resonate with video creators and distributors;

•	our ability to attract high-quality content, both for free and fee-based viewing;

•	the accessibility of our videos on search engines and social media platforms;

•	the recognition and strength of the Vimeo brand relative to those of our competitors; and

•	our ability to drive new subscribers and viewers to our platform through various forms of direct advertising.
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
Revenue. Electus revenue is derived primarily from media production and distribution and display advertising.
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
Daily Burn
Services. Daily Burn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, Roku and other Internet-enabled television platforms.

Revenue. Daily Burn’s revenue consists primarily of subscription fees.
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

Applications
Overview
Our Applications segment consists of:

•	Consumer, which includes our direct-to-consumer downloadable desktop applications, Apalon, which houses our mobile applications, and SlimWare; and

•	Partnerships, which includes our business-to-business partnership operations.
Consumer
Through our Consumer business, we develop, market and distribute a variety of applications, including desktop applications that are tailored to a number of specific online uses and through which users can access search services. The majority of our applications are browser extensions, which consist of a browser tab page and related technology that together enable users to run search queries directly from their web browsers. Many of our browser extensions are coupled with other applications that we have developed that provide users with access to various forms of content and software capabilities. These applications include: FromDoctoPDF, through which users can convert documents from one format into various others and share them across multiple platforms; MapsGalaxy, through which users can access accurate street maps, local traffic conditions and aerial and satellite street views; and WeatherBlink, through which users can access local weather conditions and satellite radar maps directly from their web browsers. Other applications target users with a special or passionate interest in select vertical categories (such as recipes, entertainment and religion, among others) or provide users with particular reference information or access to specific capabilities (such as internet speed and package tracking, among others). We distribute our utility applications directly to consumers free of charge.
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
Revenue
Substantially all of the Applications segment's revenue consists of advertising revenue generated principally through the display of paid listings in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. Paid listings are generally displayed based on keywords selected by advertisers. The substantial majority of the paid listings displayed by our Applications businesses are supplied to us by Google Inc. ("Google") in the manner provided by and pursuant to a services agreement with Google, which expires on March 31, 2020. The Company may choose to terminate this agreement effective March 31, 2019.
Pursuant to this agreement, those of our Applications businesses that provide search services transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through one of our Applications businesses and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with us. We recognize paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third party distributor as traffic acquisition costs. See “Item 1A-Risk Factors-We depend upon arrangements with Google and any adverse change in this relationship could adversely affect our business, financial condition and results of operations.”
To a significantly lesser extent, the Applications segment's revenue also consists of fees related to subscription downloadable applications, fees related to paid mobile downloadable applications and display advertisements.
Competition
We compete with a wide variety of parties in connection with our efforts to develop, market and distribute applications and related technology directly and through third parties. Competitors of our Applications businesses include Google, Yahoo!,

Bing and other third party browser extension, convenience search and applications providers and other search technology and convenience service providers.
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
We believe that the ability of our Applications businesses to compete successfully will depend primarily upon our continued ability to:

•
create browser extensions and other applications that resonate with consumers (which requires that we continue to bundle attractive features, content and services, some of which may be owned by third parties, with quality search services);

•	maintain industry-leading monetization solutions for our applications;

•
differentiate our browser extensions and other applications from those of our competitors (primarily through providing customized browser tab pages and access to multiple search and other services through our browser extensions);

•	secure cost-effective distribution arrangements with third parties; and

•	market and distribute our browser extensions and other applications directly to consumers in a cost-effective manner.
Publishing
Overview
Our Publishing segment consists of:

•	our Premium Brands business, which includes About.com, Dictionary.com, Investopedia and The Daily Beast; and

•	our Ask & Other business, which primarily includes Ask.com and CityGrid.
Our Publishing businesses publish digital content and/or provide search services to users. Those of our Publishing businesses that publish digital content (our Premium Brands) generate such content through various sources, including, for example, through a network of “experts” in the case of About.com and internal editorial staff in the case of The Daily Beast, and/or acquire such content (or the rights to publish such content) from third parties. Those of our Publishing businesses that provide search services generally generate and display of a set of algorithmic search results, or hyperlinks to websites deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. The paid listings displayed by our Publishing businesses are supplied to us by Google in the manner provided by and pursuant to our services agreement with Google, which is described above.
Premium Brands
Our Premium Brands business primarily consists of the following destination websites:

•	About.com, which provides detailed information and content written by independent, freelance subject matter experts;

•	Dictionary.com, which primarily provides online and mobile dictionary, thesaurus and reference services;

•	Investopedia, a resource for investment and personal finance education and information; and

•
The Daily Beast, a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors in the United States.

During 2016, About.com evolved from a general content website to a collection of vertical brands by transitioning content from the various network channels on its general content website to stand-alone vertical domains, each with its own unique branding and user experience. To date, content from four network channels (specifically, Health, Money, Tech, and Home) has been transitioned to four verticals (Verywell.com, TheBalance.com, Lifewire.com and TheSpruce.com, respectively). We currently intend to launch additional verticals in 2017.

Ask & Other
Our Ask & Other business consists primarily of:

•	Ask.com, which provides general search services, as well as question and answer services that provide direct answers to natural-language questions; and

•	CityGrid, an advertising network that integrates local content and advertising for distribution to affiliated and third party publishers across web and mobile platforms.
Revenue
The Publishing segment's revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries, display advertisements (sold directly and through programmatic ad sales) and fees related to paid mobile downloadable applications. The substantial majority of the paid listings that our Publishing businesses display are supplied to us by Google in the manner provided by and pursuant to our services agreement with Google, which is described above.
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

•	our ability to successfully generate and acquire content (or the rights thereto) in a cost-effective manner;

•	the relevance and authority of the content, search results and answers featured on our various Publishing platforms; and

•	our ability to successfully market the content and search services offered by our Publishing businesses in a cost-effective manner.
Other
Our Other segment consisted of ShoeBuy, an Internet retailer of footwear and related apparel and accessories, and PriceRunner, a shopping comparison website. PriceRunner was sold in March 2016 and ShoeBuy was sold in December 2016.
Employees
As of December 31, 2016, IAC and its subsidiaries employed approximately 5,800 full-time employees and approximately 3,300 part-time employees. Substantially all of our part-time employees are employed by Match Group's non-dating businesses and perform academic tutoring, test preparation and college counseling services. IAC believes that it generally has good employee relationships.
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
Code of Ethics.    The Company’s code of ethics applies to all employees (including IAC’s principal executive officers, principal financial officer and principal accounting officer) and directors and is posted on the Investor Relations section of the Company's website at www.iac.com/Investors under the "Code of Ethics" tab. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K, and any waivers of such provisions of the code of ethics for IAC’s executive officers, senior financial officers or directors, will also be disclosed on IAC’s website.
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
Risk Factors
Mr. Diller and certain members of his family collectively have sole voting and/or investment power over a significant percentage of the voting power of our stock. As a result, Mr. Diller and these family members are able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.
As of January 27, 2017, Mr. Diller, his spouse, Diane von Furstenberg, and his stepson, Alexander von Furstenberg, collectively beneficially owned 5,789,499 shares of IAC Class B common stock and 136,711 shares of IAC common stock, all of which were held in trusts for the benefit of Mr. Diller and certain members of his family, and 1,711 shares of IAC common stock held by a private foundation. As of that date, the shares of IAC Class B common stock beneficially owned by Mr. Diller and certain members of his family collectively represented 100% of IAC’s outstanding Class B common stock and, together with the shares of IAC common stock also beneficially owned by these individuals, represented approximately 44.7% of the total outstanding voting power of IAC. Mr. Diller also holds 550,000 vested options and 750,000 unvested options to purchase IAC common stock.
In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive and he beneficially owns (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) at least 5,000,000 shares of IAC Class B common stock and/or common stock in which he has a pecuniary interest (including IAC securities beneficially owned by him directly and indirectly through trusts for the benefit of him and certain members of his family), he generally has the right to consent to limited matters in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.
As a result of IAC securities beneficially owned by Mr. Diller and certain members of his family, Mr. Diller and these family members are, collectively, currently in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC, which could adversely affect the market price of IAC securities.

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
A substantial portion of our consolidated revenue is attributable to a services agreement with Google. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated by users of our Publishing and Applications properties. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search‑related services. Our current agreement with Google expires on March 31, 2020. The Company may choose to terminate this agreement effective March 31, 2019.
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
A substantial portion of our consolidated revenue (primarily revenue from our Applications and Publishing segments) is attributable to online advertising. Accordingly, we are particularly sensitive to events and trends that could result in decreased advertising expenditures. Advertising expenditures have historically been cyclical in nature, reflecting overall economic conditions and budgeting and buying patterns, as well as levels of consumer confidence and discretionary spending.
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
Our success depends, in part, upon the continued growth and acceptance of online advertising, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the Internet.
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
The distribution and use of our products and services depends, in part, on third parties.
We distribute our products and services through a variety of third party publishers and distribution channels. For example, as our users and customers increasingly access our products and services through mobile applications, we (primarily in the case of Match Group’s dating business and Apalon, one of the businesses within our Applications segment) increasingly depend upon the Apple App Store and the Google Play Store to distribute our mobile applications. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our mobile applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute our mobile applications through their stores. We cannot assure you that Apple or Google will not limit or eliminate or otherwise interfere with the distribution of our mobile applications. If either or both of them did so, our business, financial condition and results of operations could be adversely affected.
The use of certain of our products and services also depends, in part, on third parties. For example, users of Match Group's Tinder dating product currently register for (and log in to) Tinder exclusively through their Facebook profiles. While Match Group is currently in the process of developing an alternate authentication method that would allow users to register for (and log into) Tinder using their mobile phone number, no assurances can be provided that users will use this method versus registering for (and logging into) Tinder through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the use of its platform and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook as an authentication method and if Facebook did so and no alternate authentication method is available (or the alternate method Match Group ultimately develops is not adopted by users), Match Group’s (and in turn, our) business, financial condition and results of operations could be adversely affected.
Lastly, certain of the businesses within our Applications and Publishing segments have entered into (and expect to continue to enter into) agreements to distribute search boxes, browser extensions and other applications to users through third parties. Most of these agreements are either non‑exclusive and short‑term in nature or, in the case of long‑term or exclusive agreements, are terminable by either party in certain specified circumstances. In addition, a few of these agreements collectively represent a significant percentage of the revenue generated by our Partnerships business. The inability of these businesses to enter into new (or renew existing) agreements to distribute search boxes, browser extensions and other applications through third parties for any reason would result in decreases in traffic to our various properties, queries and advertising revenue, which could have an adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on our continued ability to introduce new and enhanced content, products and services in response to evolving trends and technologies and that otherwise resonate with our users and customers.
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
In addition, third parties could continue to develop technologies and policies that may interfere with the ability of users to access or utilize our products and services generally, otherwise make users less likely to use our products and services or interfere with the advertising efforts of our various businesses. For example, third parties have developed technologies that can block the display of online advertisements across platforms (particularly and increasingly in the case with mobile platforms) and that provide users with the ability to opt out of advertising products. In addition, third parties continue to introduce technologies (including new and enhanced web browsers and operating systems) that may limit or prevent certain types of applications from being installed and/or have features and policies that significantly lessen the likelihood that users will install our applications or that previously installed applications will remain in active use. Our failure to successfully modify our websites and products in a cost-effective manner in response to the introduction and adoption of new technologies, or our failure to find alternative sources of revenue to support websites and products that currently generate revenue through advertising, could adversely affect our business, financial condition and results of operations.
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

In the case of paid advertising generally, our ability to market our brands on any given property or channel is subject to the policies of the relevant third party seller, publisher of advertising (including through search engines and social networks and platforms) or marketing affiliate. As a result, any such third party could limit our ability to purchase certain types of advertising or advertise some of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations. We cannot assure you that we will not be limited or prohibited from using certain current or prospective marketing channels in the case of any of our businesses in the future. If this were to happen in the case of a significant marketing channel and/or for a significant period of time, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third party sellers, publishers of advertising or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could have an adverse effect on our business, financial condition and results of operations.
In the case of our search engine marketing and optimization efforts, our failure to respond successfully to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may be unilaterally updated by Google, Microsoft and Yahoo! without advance notice), could adversely affect both the placement of paid listings that appear in response to keywords we purchase, the pricing of online advertising we purchase generally and how our websites rank within search results, any or all of which would increase our costs and adversely impact the effectiveness of our advertising efforts overall.
Certain of our businesses engage in efforts similar to search engine optimization involving Facebook and other social media platforms (for example, developing content designed to appear higher in a given Facebook News Feed and generate "likes") that involve challenges and risks similar to those faced in connection with our broader search engine marketing and optimization efforts. Also, search engines continue to expand their offerings into other, non-search related categories, and in certain instances display their own integrated or related product and service offerings in a more prominent manner than those of third parties within their search results. Continued expansion and competition from search engines could result in a substantial decrease in traffic to our various properties, as well as increased costs if we were to replace free traffic with paid traffic, which would adversely affect our business, financial condition and results of operations.
Separately, evolving consumer behavior can affect the availability of cost-effective marketing opportunities. For example, as traditional television viewership declines and consumers spend more time on mobile devices rather than desktop computers, the reach of many of traditional online and offline advertising channels is contracting. To continue to reach potential users and customers, we must continue to identify and devote more of our overall marketing expenditures to newer advertising channels, such as mobile and online video platforms, as well as targeted campaigns in which we communicate directly with potential, former and current users via new virtual means. Generally, the opportunities in (and sophistication of) newer advertising channels are undeveloped and unproven relative to opportunities in traditional online and offline channels and if we are unable to continue to appropriately manage and fine‑tune our marketing efforts in response to these and other trends in the advertising industry, our business, financial condition and results of operations could be adversely affected.
Lastly, we also enter into various arrangements with third parties in an effort to drive traffic to our various websites and mobile applications, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term.
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
Primarily in the case of Match Group’s dating business, one of our primary means of communicating with users and customers and keeping them engaged with our products and services is via e-mail. As consumer habits evolve in the era of smart phones and messaging/social networking apps, usage of e-mail, particularly among younger users and customers, has declined. In addition, deliverability and other restrictions imposed by third party e-mail providers and/or applicable law could limit or prevent our ability to send e-mails to our users and customers. A continued and significant erosion in our ability to communicate successfully with our users and customers via e-mail could have an adverse impact on user and customer experience, levels of user engagement and, in the case of Match Group’s dating businesses, the rate at which non‑paying users become paid members. While we continually work to find new means of communicating and connecting with our users and customers (for example, through push notifications), we cannot assure you that such alternative means of communication will be as effective as e-mail has been historically. Any failure to develop or take advantage of new means of communication could have an adverse effect on our business, financial condition and results of operations.
Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of widely known consumer brands with strong brand appeal within their respective industries, as well as a number of emerging brands that we are in the process of building. We believe that our success depends, in part, upon our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our emerging brands. Our brands and brand-building efforts could be negatively impacted by a number of factors, including product and service quality concerns, consumer complaints, actions brought by consumers, governmental or regulatory authorities and related media coverage and data protection and security breaches. Moreover, the failure to market our products and services successfully (or in a cost-effective manner), the inability to develop and introduce products and services that resonate with consumers and/or the inability to adapt quickly enough (and/or in a cost effective manner) to evolving changes in the Internet and related technologies, applications and devices, could adversely impact our various brands and brand-building efforts, and in turn, our business, financial condition and results of operations.
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
We operate in various international markets, primarily in various jurisdictions within the European Union, and as result are exposed to foreign exchange risk for both the Euro and British Pound ("GBP"). During the fiscal years ended December 31, 2016 and 2015, approximately 26% of our total revenues were international revenues. We translate international revenues into U.S. dollar-denominated operating results and during periods of a strengthening U.S. dollar, our international revenues will be reduced when translated into U.S. dollars. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenues into U.S. dollar-denominated operating results affects the period-over-period comparability of such results.
Our primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar, primarily the Euro. Since the average Euro versus the U.S. dollar exchange rate in 2016 was essentially flat compared to 2015, the translation of our international results into U.S. dollars did not significantly reduce our revenue nor did it have a significant effect on the period-over-period comparability of our U.S dollar-denominated operating results for the fiscal year ended December 31, 2016 versus December 31, 2015. To the extent that the U.S. dollar continues to strengthen relative to the Euro, the translation of our international revenues into U.S. dollars will reduce our U.S. dollar-denominated operating results and will affect their period-over-period comparability.
Fluctuating foreign exchange rates can also result in foreign currency exchange gains and losses. While foreign currency exchange gains and losses historically have not been material to the Company, the significant decline in the GBP due to the Brexit vote on June 23, 2016 generated significant foreign currency exchange gains during the fiscal year ended December 31, 2016. See "Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk."
Historically, we have not hedged any foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.
As the distribution of our dating products through app stores increases, in order to maintain our profit margins, we may need to offset increasing app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
As users of our dating products continue to shift to mobile solutions, we increasingly rely upon the Apple App Store and the Google Play Store to distribute our mobile applications. For example, while our mobile dating applications are generally free to download from these stores, we offer our users the opportunity to purchase paid memberships and certain à la carte features through these applications. We determine the prices at which these memberships and features are sold and, in exchange for facilitating the purchase of these memberships and features through these applications to users who download our applications from these stores, we pay Apple and Google, as applicable, a share (generally 30%) of the revenue we receive from these transactions. As the distribution of our dating products through app stores increases, we may need to offset these increased app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user, or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.

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
We also continually work to expand and enhance the efficiency and scalability of our technology and network systems to improve the experiences of our users and customers, accommodate substantial increases in the volume of traffic to our properties, ensure acceptable page load times and keep up with changes in technology and user and customer preferences. Any failure to do so in a timely and cost-effective manner could adversely affect the experiences of our users and customers with our products and services and thereby negatively impact demand for our products and services, and could increase our costs, any of which could adversely affect our business, financial condition and results of operations.
We also rely on third party computer systems, data center service providers, cloud-based web hosting services, broadband and other communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with our users and customers. We have no control over any of these third parties or their operations.
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
We may not be able to protect our systems, infrastructures and technologies from cyberattacks. In addition, we may be adversely impacted by cyberattacks experienced by third parties. Any disruption of our systems, infrastructures and technologies, or compromise of our user data or other information, due to cyberattacks could have an adverse effect on our business, financial condition and results of operations.
We are regularly under attack by perpetrators of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks, attempts to misappropriate customer information (including credit card information) or other malicious activities. Events of this nature could compromise the integrity of our systems, infrastructures and technologies, as well as the products and services offered by our various businesses, which could in turn adversely affect our users and customers. The incidence of events of this nature (or any combination thereof) is on the rise worldwide.
While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our various businesses (and their respective systems, infrastructures, technologies, products, services, users and customers), and have invested (and continue to invest) heavily in these efforts and related training, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite our efforts, we cannot assure you that we will not experience significant events of this nature in the future and if such an event does occur, that it will not have an adverse effect on our business, financial condition and results of operations.
Any cyberattack or security breach we experience could damage our systems, infrastructures and technologies and/or those of our users and customers, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as subject us to investigations by regulatory authorities and/or litigation that could result in liability to third parties. Even if we do not experience such events, the impact of any such events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations) could have a similar effect. Moreover, even cyberattacks and security breaches that do not impact us directly may result in a loss of consumer confidence generally, which could make consumers and users less likely to use our products and services.
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
Our various businesses accept payment from our users and customers primarily through credit card transactions and certain online payment service providers. The ability of these businesses to access credit card information on a real time‑basis without having to proactively reach out to the consumer each time they process a payment for products and services (including auto‑renewal payments or payments for the purchase of a premium feature on or with any of our products or services) is critical to our success.

When we experience (or a third party experiences) a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users and customers would be impacted by such a breach. To the extent our users and customers are ever affected by such a breach experienced by us or a third party, affected individuals would need to be contacted to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected individuals, and even if we could, new credit card information for some individuals may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our users and customers are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant user and customer effort.
Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card‑related costs and substantial remediation costs, any of which could adversely affect our business, financial condition and results of operations.
Finally, the passage or adoption of any legislation or regulation affecting the ability of service providers to periodically charge users and customers for recurring membership payments may adversely affect our business, financial condition and results of operations.
The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights and compliance with laws designed to prevent unauthorized access of personal data could be costly.
We receive, transmit and store a large volume of personal information and other user data (including personal credit card data, as well as private content (such as videos and correspondence)) in connection with the processing of search queries, the provision of online products and services, transactions with users and customers and advertising on our websites. The sharing, storage, use, disclosure and protection of this information are determined by the respective privacy and data security policies of our various businesses. These policies are, in turn, subject to federal, state and foreign laws and regulations, as well as evolving industry standards and practices, regarding privacy generally and the sharing, storage, use disclosure and protection of personal information and user data. These laws, regulations, standards and practices are changing, inconsistent and conflicting and subject to differing interpretations, and new laws, regulations, standards and practices of this nature are adopted from time to time.
For example, in 2016, the European Commission: (i) and the United States reached an agreement on a new framework for transfers of personal data, the EU-U.S. Privacy Shield, which provides a safe harbor for U.S. companies that transfer data from the EU to the U.S. and (ii) adopted the General Data Protection Regulation (the "GDPR"), a comprehensive European Union privacy and data protection reform that will become effective in May 2018 and will supersede the European Union Data Protection Directive (the "EU Directive") currently in place. The GDPR imposes stricter standards regarding the sharing, storage, use, disclosure and protection of end user data and increased penalties for non-compliance relative to the EU Directive. In addition, the potential exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling our personal data of users located in the United Kingdom. In addition, there are a number of draft privacy laws and regulations under consideration in the U.S. (including in various states) and in various foreign jurisdictions in which we do business.
While we believe that we comply with applicable privacy policies, laws and regulations, as well as evolving industry standards and practices relating to privacy and data security in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws and regulations, standard and practices, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Moreover, any failure or perceived failure by us (or the third parties with whom we have contracted to handle such information) to comply with applicable privacy laws, privacy policies or privacy‑related contractual obligations or any compromise of security that results in unauthorized access to personal information could result in governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. In the case of such an event, our reputation may be harmed, we could lose current and potential users and the competitive positions of our various brands could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.

Lastly, compliance with the numerous privacy and data protection laws in the various countries in which our businesses operate (particularly the GDPR) could be costly, particularly as these laws become more comprehensive in scope, more commonplace and continue to evolve. If these costs are significant, our business, financial condition and results of operations could be adversely affected.
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2016, we had total debt outstanding of approximately $1.6 billion, including $1.2 billion of total debt outstanding at Match Group. As of this date, we had borrowing availability of $300 million, and Match Group had borrowing availability of $500 million, under our respective revolving credit facilities. Neither Match Group nor any of its subsidiaries guarantee any indebtedness of IAC or are subject to any of the covenants related to such indebtedness. Similarly, neither IAC nor any of its subsidiaries (other than Match Group and its subsidiaries) guarantee any indebtedness of Match Group or are subject to any of the covenants related to such indebtedness.
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
Subject to certain restrictions in the agreements governing our and Match Group’s indebtedness, we and our subsidiaries may incur significant additional indebtedness, including additional secured indebtedness. Although the terms of agreements governing our and Match Group’s indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If new debt is added to our or our subsidiaries’ current debt levels, the risks described above could increase. Also, in the event a default has occurred or our leverage ratio exceeds thresholds specified in the agreements governing our indebtedness, our ability to pay dividends or to make distributions and repurchase or redeem our stock would be limited and the agreements governing Match Group's indebtedness contain similar restrictions. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Position, Liquidity and Capital Resources-Financial Position."

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

There can be no assurance that we or Match Group will generate sufficient cash flow from operations, or that we or Match Group will be able to draw under our respective revolving credit agreements or otherwise, in an amount sufficient to fund our respective liquidity needs. See also "-We may not freely access the cash of Match Group and its subsidiaries" below.
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
You may experience dilution with respect to your investment in IAC, and IAC may experience dilution with respect to its investment in Match Group, as a result of the settlement of equity awards.

Our dilutive securities consist of vested and unvested options to purchase shares of our common stock, restricted stock unit awards and vested and unvested stock options and stock settled stock appreciation rights denominated in the equity of certain of our consolidated subsidiaries, including Tinder and other Match Group subsidiaries (“Subsidiary Awards”). For more information regarding Subsidiary Awards, see "Note 13-Stock-Based Compensation" to the consolidated financial statements included in "Item 8-Consolidated Financial Statements and Supplementary Data."

These dilutive securities are reflected in our share calculations underlying our dilutive earnings per share calculation contained in our financial statements for fiscal years ended December 31, 2016, 2015 and 2014. See "Note 12-Earnings Per Share” to the consolidated financial statements included in "Item 8-Consolidated Financial Statements and Supplementary Data." Intra-quarter movements in our stock price, as well as variances between the estimated fair value of our subsidiaries used to calculate such fully-diluted share calculations (which estimated fair value may change from time-to-time and quarter-to-quarter) and the fair value determined in connection with the liquidity events related to Subsidiary Awards, could lead to more or less dilution than reflected in these calculations.

The issuance of shares of IAC common stock in settlement of Subsidiary Awards could dilute your ownership interest in IAC.  Subsidiary Awards related to Match Group subsidiaries may be settled in shares of IAC common stock or Match Group common stock, at our option. In the event we elect to settle these Match Group Subsidiary Awards in shares of Match Group common stock (rather than in shares of IAC common stock), our ownership stake in Match Group would be diluted.  This dilution could impact our ability, among other things, to maintain Match Group as part of our consolidated tax group for U.S. federal income tax purposes, to effect a tax-free distribution of our Match Group stake to our stockholders or to maintain control of Match Group. As we generally have the right to maintain our level of ownership in Match Group to the extent Match Group issues additional shares of its capital stock in the future pursuant to an investor rights agreement, we do not intend to allow any of the foregoing to occur.

In addition to the dilution resulting from the issuance of shares of IAC common stock (or Match Group common stock) in settlement of Subsidiary Equity Awards, the holders of the Subsidiary Equity Awards may choose to sell the shares of IAC common stock (or Match Group common stock) they receive in settlement of their Subsidiary Awards into the open market immediately.  If sales are significant and concentrated, they could have a temporary impact on the trading value of our stock (or on Match Group common stock).

Variable rate indebtedness will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
Match Group currently has $350 million of indebtedness outstanding under its term loan. Borrowings under the term loan are, and any borrowings under Match Group's revolving credit facility will be, at variable rates of interest. Indebtedness that bears interest at variable rates exposes us to interest rate risk. Match Group's term loan bears interest at LIBOR plus 3.25%. As of December 31, 2016, the rate in effect was 4.20%. If LIBOR were to increase by 100 basis points, then the annual interest and expense payments on the outstanding balance as of December 31, 2016 on the term loan would have increased by $3.5 million. If LIBOR were to decrease by 100 basis points, then the effective interest rate would decrease by 20 basis points to the LIBOR floor of 0.75% and the annual interest expense and payments in the current year would decrease by $0.7 million. See also "Item 7A-Quantitative and Qualitative Disclosures About Market Risk."
We may not be able to identify suitable acquisition candidates and even if we do so, we may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses we acquire may incur significant losses from operations or experience impairment of carrying value.
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
We currently operate in various jurisdictions abroad and may continue to expand our international presence. In order for our products and services in these jurisdictions to achieve widespread acceptance, commercial use and acceptance of the Internet (particularly via mobile devices) must continue to grow, which growth may occur at slower rates than those experienced in the United States. Moreover, we must continue to successfully tailor our products and services to the unique customs and cultures of foreign jurisdictions, which can be difficult and costly and the failure to do so could slow our international growth and adversely impact our business, financial condition and results of operations.
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
The occurrence of any or all of these events could adversely affect our international operations, which could in turn adversely affect our business, financial condition and results of operations. Our success in international markets will also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms and successfully integrate their businesses and operations with our own.
A variety of new laws, or new interpretations of existing laws, could subject us to claims or otherwise harm our business.
We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Some of these laws, such as income, sales, use, value‑added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the various types of businesses in which we are engaged. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. In addition, evolving Internet business practices may attract increased legal and regulatory attention. For example, the U.S. Federal Trade Commission has indicated that it will continue to monitor the use of online "native" advertising (a form of advertising in which sponsored content is presented in a manner that some may view as similar to traditional editorial content) to ensure that it is presented in a manner that is not confusing or deceptive to consumers.
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
Moreover, laws that regulate the practices of third parties may also adversely impact our business, financial condition and results of operations. For example, the Open Internet Order adopted by the U.S. Federal Communications Commission (the "FCC") in May 2016 codified "network neutrality," the principle that Internet service providers should treat all data traveling through their networks the same, not discriminating or charging differentially by content, website, platform or application. The Open Internet Order's rules could be vacated by the courts in connection with a legal challenge to the FCC's authority to adopt the order, repealed by the FCC or overruled by the U.S. Congress. If this were to occur, broadband Internet access providers could discriminate against Internet traffic of our businesses in favor of others or charge our businesses to provide their services to users and consumers via their networks, which could increase our costs and would adversely affect our business, financial condition and results of operations.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. We also rely, to a lesser extent, upon patented and patent‑pending proprietary technologies with expiration dates ranging from 2017 to 2038.
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
All of IAC's leases are at prevailing market rates. IAC believes that the duration of each lease is adequate. IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases for any of its principal businesses. IAC's approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within the following segments: Match Group, Video, Applications and Publishing.
Item 3.    Legal Proceedings
In the ordinary course of business, the Company and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.
Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incidental to the registrant's business) to which the registrant or any of its subsidiaries is a party or to which any of their property is subject and advise that proceedings ordinarily need not be described if they primarily involve claims for damages for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters that the Company and its subsidiaries are defending, including those described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.
Delaware Law Class Action Litigation against IAC
On November 21, 2016, following the Company’s announcement in its Definitive Proxy Statement of a proposal to adjust the Company’s capital structure by adopting an amendment and restatement of the Company’s certificate of incorporation (the “New Certificate”) to establish a new class of non-voting capital stock, which would be known as Class C common stock, and potentially declaring and paying a dividend of one share of the Class C common stock for each outstanding share of IAC common stock and Class B common stock (the “Dividend” and, together with the adoption of the New Certificate, the “Class C Issuance”), a putative class action lawsuit was filed in the Delaware Court of Chancery against the Company and its Board of Directors purportedly on behalf of the Company’s stockholders.  See Miller et al. v. IAC/InterActiveCorp et al., C.A. No. 12929-VCL (Del. Ch. Ct.).  The lawsuit generally alleged, among other things, that IAC’s directors breached their fiduciary duties in connection with the proposed Class C Issuance inasmuch as it was allegedly designed to unduly benefit the Company’s Chairman and Senior Executive, Barry Diller, in respect of his alleged voting control of the Company and would harm IAC’s public stockholders.  Among other remedies, the lawsuit sought to enjoin the filing of the New Certificate with the Delaware Secretary of State, as well as unspecified money damages.

On November 22, 2016 and December 12, 2016, two additional putative class action lawsuits were filed in the Delaware Court of Chancery against the Company and its Board of Directors purportedly on behalf of the Company’s stockholders and asserting substantially similar allegations, claims and remedies as in the Miller lawsuit.  See Halberstam v. Bronfman et al., C.A. No. 12935-VCL (Del. Ch. Ct.), and California Public Employees’ Retirement System v. IAC/InterActiveCorp et al., No. 12975-VCL (Del. Ch. Ct.).  All three lawsuits have been consolidated as In re IAC/InterActiveCorp Class C Reclassification Litigation, No. 12975-VCL, and the Court has designated the CalPERS complaint as the operative complaint in the case and established a case schedule.  On January 23, 2017 and February 3, 2017, the defendants filed answers denying the material allegations of the complaint.  The case is currently in discovery.

While the Class C Issuance was approved at the Company's 2016 Annual Meeting of Stockholders, the Company has agreed not to effect the Class C Issuance during the pendency of the lawsuit described immediately above, and the Delaware Court of Chancery has been so informed.

We believe that this lawsuit, and the material allegations and claims therein, are without merit and intend to continue to defend against them vigorously.
Securities Class Action Litigation against Match Group
As previously disclosed in our 2016 quarterly reports on Form 10-Q, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against Match Group, five of its officers and directors, and twelve underwriters of Match Group's initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas).  The complaint alleged that Match Group's registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) Match Group's Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Key Terms") would decline substantially in the quarter ended December 31, 2015.  The complaint asserted that these alleged failures to timely disclose material information caused Match Group's stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015.  The complaint pleaded claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for Match Group’s alleged violations.  The complaint sought among other relief class certification and damages in an unspecified amount.

On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff.  See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas).  On April 25, 2016, Judge Boyle in the Chan case issued an order granting the parties’ joint motion to transfer that case to Judge Lindsay, who is presiding over the earlier-filed Stein case.  On April 27, 2016, various current or former Match Group shareholders and their respective law firms filed motions seeking appointment as lead plaintiff(s) and lead or liaison counsel for the putative class.  On April 28, 2016, the Court issued orders: (i) consolidating the Chan case into the Stein case, (ii) approving the parties’ stipulation to extend the defendants’ time to respond to the complaint until after the Court has appointed a lead plaintiff and lead counsel for the putative class and has set a schedule for the plaintiff’s filing of a consolidated complaint and the defendants’ response to that pleading, and (iii) referring the various motions for appointment of lead plaintiff(s) and lead or liaison counsel for the putative class to a United States Magistrate Judge for determination.  In accordance with this order, the consolidated case is now captioned Mary McCloskey et ano. v. Match Group, Inc. et al., No. 3:16-CV-549-L.  On June 9, 2016, the Magistrate Judge issued an order appointing two lead plaintiffs, two law firms as co-lead plaintiffs’ counsel, and a third law firm as plaintiffs’ liaison counsel.

On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule.  On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint.  The new pleading focuses solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017.  We and Match Group believe that the allegations in these lawsuits, and the material allegations and claims therein, are without merit and intend to continue to defend against them vigorously.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Stockholder Matters
IAC common stock is quoted on the Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "IAC." There is no established public trading market for IAC Class B common stock. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share for IAC common stock as reported on NASDAQ. As February 27, 2017, the closing price of IAC common stock on NASDAQ was $74.44.

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$68.75	$60.39
Third Quarter	64.00	55.41
Second Quarter	57.14	45.37
First Quarter	60.56	38.82
Year Ended December 31, 2015
Fourth Quarter	$73.15	$58.30
Third Quarter	84.66	63.29
Second Quarter	82.40	66.63
First Quarter	70.10	59.11
As of January 27, 2017, there were approximately 1,400 holders of record of the Company's common stock and five holders of record (all trusts for the benefit of Mr. Diller and certain members of his family) of the Company's Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders.
In 2015, IAC's Board of Directors declared four quarterly cash dividends, all of which were $0.34 per share of common and Class B common stock outstanding. In February 2016, IAC announced that following the completion of the Match Group initial public offering and related debt transactions, IAC's Board of Directors had suspended the Company's quarterly cash dividend program. Accordingly, we do not currently expect that comparable cash dividends will continue to be paid in the near future. Any future cash or other dividend declarations are subject to the determination of IAC's Board of Directors.
During the quarter ended December 31, 2016, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended December 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 2016	—	$—	—	10,322,016
November 2016	205,158	$67.26	205,158	10,116,858
December 2016	817,342	$66.31	817,342	9,299,516
Total	1,022,500	$66.50	1,022,500	9,299,516 (2)

_____________________________________________________________________________

(1)	Reflects repurchases made pursuant to the share repurchase authorizations previously announced in April 2013 and May 2016.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of December 31, 2016 pursuant to the May 2016 share repurchase authorization. As of January 30, 2017, the Company had approximately 8.6 million shares remaining in the May 2016 share repurchase authorization. IAC may purchase shares pursuant to this authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data
The following selected financial data for the five years ended December 31, 2016 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:(a)
Revenue	$3,139,882	$3,230,933	$3,109,547	$3,022,987	$2,800,933
(Loss) earnings from continuing operations	(16,340)	113,357	234,557	281,799	169,847
Net (earnings) loss attributable to noncontrolling interests	(25,129)	6,098	5,643	2,059	(1,530)
Net (loss) earnings attributable to IAC shareholders	(41,280)	119,472	414,873	285,784	159,266
(Loss) earnings per share from continuing operations attributable to IAC shareholders:
Basic	$(0.52)	$1.44	$2.88	$3.40	$1.95
Diluted	$(0.52)	$1.33	$2.71	$3.27	$1.81

Dividends declared per share	$—	$1.36	$1.16	$0.96	$0.72

	December 31,
	2016	2015(b)	2014(b)	2013(b)	2012(b)
	(In thousands)
Balance Sheet Data:
Total assets	$4,645,873	$5,188,691	$4,241,421	$4,183,810	$3,774,574
Long-term debt, including current portion	1,602,484	1,766,954	1,064,536	1,062,446	583,775
_________________________________________________________________________

(a)	We recognized items that affected the comparability of results for the years 2016, 2015 and 2014, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b)
Total assets and long-term debt have been adjusted due to the adoption of Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Together, this guidance requires that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with debt discounts and premiums, while debt issuance costs related to line-of-credit arrangements may still continue to be classified as assets, see "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments:

•
Match Group - includes the businesses of Match Group, Inc., which completed its initial public offering ("IPO") on November 24, 2015; and consists of Dating, which includes all Dating businesses globally, and Non-dating, which consists of The Princeton Review.

•	HomeAdvisor - is a leading global home services digital marketplace that helps connect consumers with home professionals.

•	Video - consists primarily of Vimeo, Electus, CollegeHumor, Notional, IAC Films and Daily Burn.

•
Applications - consists of Consumer, which includes our direct-to-consumer downloadable desktop applications, including Apalon, which houses our mobile operations, and SlimWare, which houses our downloadable desktop software and services operations; and Partnerships, which includes our business-to-business partnership operations.

•
Publishing - consists of Premium Brands, which includes About.com, Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which primarily includes Ask.com, CityGrid and, for periods prior to its sale on June 30, 2016, ASKfm.

•	Other - consists of ShoeBuy and PriceRunner, for periods prior to their sales on December 30, 2016 and March 18, 2016, respectively.
Operating metrics:

•	Dating North America - consists of the financial results of the Dating businesses for customers located in the United States and Canada.

•	Dating International - consists of the financial results of the Dating businesses for customers located outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received by Match Group from an end user of its products.

•
Average PMC - is calculated by summing the number of paid members, or paid member count ("PMC"), at the end of each day in the relevant measurement period and dividing it by the number of calendar days in that period. PMC as of any given time represents the number of users with a paid membership at that time.

•
Average Revenue per Paying User ("ARPPU") - is Direct Revenue from members in the relevant measurement period (whether in the form of subscription payments or à la carte payments) divided by the Average PMC in such period divided by the number of calendar days in such period. This definition has been updated in the fourth quarter of 2016 to exclude non-subscriber Direct Revenue and previously reported ARPPU has been adjusted to conform to this definition.

•	Service Requests - are fully completed and submitted customer service requests on HomeAdvisor.

•	Paying Service Professionals ("Paying SPs") - are the number of service professionals that had an active membership and/or paid for leads in the last month of the period.
Operating costs and expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) payments made to partners who distribute our Partnerships customized browser-based applications and who integrate our paid listings into their websites and (ii) fees related to the distribution and the facilitation of in-app purchase of product features. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes ShoeBuy's cost of products sold and shipping and handling costs, production costs related to media produced by Electus and other businesses within our Video segment, expenses associated with the operation of the Company's data centers, consisting compensation (including stock-based compensation) and other employee-related costs, hosting fees, credit card processing fees, content acquisition costs and rent.

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

•
Product development expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs, to the extent that they are not capitalized, for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price (of certain acquisitions) that is contingent upon the future operating performance of the acquired company.  The amounts ultimately paid are generally dependent upon earnings performance and/or operating metrics as stipulated in the relevant purchase agreements.  The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled.  If the payment date of the liability is longer than one year, the amount is initially recorded net of a discount, which is amortized as an expense each period.  In a period where the acquired company is expected to perform better than the previous estimate, the liability will be increased resulting in additional expense; and in a period when the acquired company is expected to perform worse than the previous estimate, the liability will be decreased resulting in income.  The year-over-year impact can be significant, for example, if there is income in one period and expense in the other period.

Long-term debt:

•
2012 Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which commenced on June 15, 2013, a portion of which were exchanged for the 2015 Match Group Senior Notes (described below) on November 16, 2015.

•	2013 Senior Notes - IAC's 4.875% Senior Notes due November 30, 2018, with interest payable each May 30 and November 30, which commenced on May 30, 2014.

•	Match Exchange Offer - Match Group exchanged $445 million of 2015 Match Group Senior Notes for a substantially like amount of 2012 Senior Notes on November 16, 2015.

•
2015 Match Group Senior Notes - Match Group's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which commenced on June 15, 2016, and which were issued in exchange for 2012 Senior Notes on November 16, 2015.

•
Match Group Term Loan - an $800 million, seven-year term loan entered into by Match Group on November 16, 2015. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, Match Group issued $400 million of 6.375% Senior Notes (described below). The proceeds from the offering were used to prepay a portion of the $790 million of indebtedness outstanding under the Match Group Term Loan. On December 8, 2016, a $40 million principal payment was made. In addition, the outstanding balance was repriced at LIBOR plus 3.25%, with a LIBOR floor of 0.75%. The outstanding balance of the Match Group Term Loan as of December 31, 2016 is $350 million.

•
2016 Match Group Senior Notes - Match Group's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which commenced on December 1, 2016, and which were issued on June 1, 2016.

•	Liberty Bonds - 5% New York City Industrial Development Agency Liberty Bonds due September 1, 2035. The Liberty Bonds were redeemed on September 1, 2015.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a Non-GAAP financial measure. See "IAC's Principles of Financial Reporting" for the definition of Adjusted EBITDA.

MANAGEMENT OVERVIEW
IAC is a leading media and Internet company comprised of widely known consumer brands, such as HomeAdvisor, Vimeo, Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, Tinder, PlentyOfFish and OkCupid.
Sources of Revenue
Match Group's Dating revenue is primarily derived directly from users in the form of recurring membership fees, which typically provide unlimited access to a bundle of features for a specific period of time, and the balances from à la carte features, where users pay a fee for a specific action or event; with additional revenue generated from online advertisers who pay to reach our large audiences. Non-dating revenue is primarily earned from fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services.
HomeAdvisor's revenue is derived primarily from fees paid by members of its network of home services professionals for consumer leads and memberships.
A significant portion of the revenue from our Applications and Publishing segments is derived from online advertising, most of which is attributable to our services agreement with Google Inc. ("Google"). The Company's service agreement became effective on April 1, 2016, following the expiration of the previous services agreement. The services agreement expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice; which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2016, 2015 and 2014, revenue earned from Google was $824.4 million, $1.3 billion and $1.4 billion, respectively. For the years ended December 31, 2016, 2015 and 2014, Google revenue represents 87% and 73%; 94% and 83%; and 97% and 83%, of Applications and Publishing revenue, respectively.
The revenue earned by our Video segment is derived from media production and distribution, subscriptions and advertising.
ShoeBuy's revenue was derived principally from merchandise sales. PriceRunner's revenue was derived principally from advertising.
Strategic Partnerships, Advertiser Relationships and Online Advertising
A meaningful portion of the Company's revenue is attributable to the services agreement with Google described above. For the years ended December 31, 2016, 2015 and 2014, revenue earned from Google represents 26%, 40% and 45%, respectively, of our consolidated revenue.
We pay traffic acquisition costs, which consist of payments made to partners who distribute our Partnerships customized browser-based applications, integrate our paid listings into their websites and fees related to the distribution and facilitation of in-app purchases of product features. We also pay to market and distribute our services on third-party distribution channels, such as search engines and social media websites. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own products and services, as well as those of other third parties, which compete with those we offer.
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
2016 Developments
During 2016, the Company:

•	repurchased 6.3 million shares of common stock at an average price of $49.98 per share, or $315.3 million in aggregate; and

•	redeemed and repurchased $109.8 million of its 2013 Senior Notes and repurchased $16.6 million of its 2012 Senior Notes.
On December 30, 2016, ShoeBuy, which was part of the Other segment, was sold for approximately $70.0 million resulting in a pre-tax gain of $37.5 million.
On December 8, 2016, Match Group made a $40 million principal payment on the Match Group Term Loan. In addition, the remaining outstanding balance of $350 million was repriced at LIBOR plus 3.25%, with a LIBOR floor of 0.75%. The previous interest charged on the Match Group Term Loan was LIBOR plus 4.50%, with a LIBOR floor of 1.00%.
On November 3, 2016, HomeAdvisor acquired a controlling interest in MyHammer Holding AG ("MyHammer"), the leading home services marketplace in Germany.
On June 30, 2016, ASKfm, which was part of the Publishing segment, was sold resulting in a pre-tax loss of $3.8 million.
On June 1, 2016, Match Group issued $400 million aggregate principal amount of 6.375% Senior Notes due June 1, 2024. The proceeds were used to prepay a portion of the Match Group Term Loan.
On May 2, 2016, Vimeo, which is part of the Video segment, acquired VHX, a platform for premium over-the-top subscription video channels.
On March 18, 2016, PriceRunner, which was part of the Other segment, was sold for $96.6 million resulting in a pre-tax gain of $12.0 million.
2016 Consolidated Results
In 2016, the Company's revenue decreased 3% and operating income declined $212.2 million to a loss of $32.6 million; however, the Company delivered 3% Adjusted EBITDA growth. Revenue declined due primarily to significant decreases from Publishing and Applications, partially offset by strong growth at Match Group and HomeAdvisor. The operating income decline, despite higher Adjusted EBITDA, was due primarily to increases of $261.3 million in goodwill impairment charges, $9.5 million in depreciation and a change of $18.0 million in acquisition-related contingent consideration fair value adjustments, partially offset by a decrease of $60.5 million in amortization of intangibles. The increase in goodwill impairment charges is due to the write-off of goodwill of $275.4 million at Publishing in the current year period compared to the write-off of goodwill of $14.1 million at ShoeBuy in the prior year period. The change in acquisition-related contingent consideration fair value adjustments reflects expense in the current year period of $2.6 million versus income of $15.5 million in the prior year period. The decrease in amortization of intangibles was due primarily to a reduction in impairment charges during the year. The Company recorded in 2016 an impairment charge of $11.6 million compared to an impairment charge in 2015 of $88.0 million all related to certain Publishing indefinite-lived trade names. The Adjusted EBITDA increase was primarily driven by strong growth from Match Group and HomeAdvisor and reduced losses from Video, partially offset by declines of $95.4 million and $52.0 million from Publishing and Applications, respectively.
Other events affecting year-over-year comparability include:

(i)	sales of businesses in 2016:

•	PriceRunner on March 18, 2016 (reflected in the Other segment);

•	ASKfm on June 30, 2016 (reflected in the Publishing segment); and

•	ShoeBuy on December 30, 2016 (reflected in the Other segment).

(ii)	acquisitions in 2015:

•	Eureka on April 24, 2015 (reflected in the Match Group segment); and

•	PlentyOfFish on October 28, 2015 (reflected in the Match Group segment).

(iii)	acquisitions in 2014:

•	the ValueClick O&O website businesses on January 10, 2014 (reflected in the Publishing segment, except for PriceRunner which was reflected in the Other segment);

•	SlimWare on April 1, 2014 (reflected in the Applications segment);

•	The Princeton Review on August 1, 2014 (reflected in the Match Group segment);

•	LoveScout24 (formerly known as FriendScout24) on August 31, 2014 (reflected in the Match Group segment); and

•	Apalon on November 3, 2014 (reflected in the Applications segment).

(iv)
costs of $4.9 million, $16.8 million and $4.9 million in 2016, 2015 and 2014, respectively, related to the consolidation and streamlining of technology systems and European operations at the Dating businesses (reflected in the Match Group segment). This project is complete as of December 31, 2016.

(v)
restructuring charges in 2016 of $15.6 million and $2.6 million at the Publishing and Applications segments, respectively, related to an effort to manage overall costs resulting from significant declines in revenue from the new Google contract, which was effective April 1, 2016, as well as declines from certain other legacy businesses.

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014
Revenue

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Match Group	$1,222,526	$202,095	20%	$1,020,431	$132,163	15%	$888,268
HomeAdvisor	498,890	137,689	38%	361,201	77,660	27%	283,541
Video	228,649	15,332	7%	213,317	30,863	17%	182,454
Applications	604,140	(156,608)	(21)%	760,748	(15,959)	(2)%	776,707
Publishing	407,313	(284,373)	(41)%	691,686	(99,863)	(13)%	791,549
Other	178,949	(5,146)	(3)%	184,095	(3,739)	(2)%	187,834
Inter-segment elimination	(585)	(40)	(7)%	(545)	261	33%	(806)
Total	$3,139,882	$(91,051)	(3)%	$3,230,933	$121,386	4%	$3,109,547
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Match Group revenue increased 20% driven by a 23% increase in Dating revenue attributable to higher Average PMC at both North America and International, up 22% and 46%, respectively, due primarily to growth in paying members at Tinder and the contribution from the 2015 acquisition of PlentyOfFish. This revenue growth was partially offset by a 6% decline in ARPPU. North America and International ARPPU decreased 5% and 7%, respectively, due primarily to the continued mix shift towards lower ARPPU brands, including Tinder and PlentyOfFish, which have lower price points compared to Match Group's more established brands. North America ARPPU decline was partially offset by an increase in mix-adjusted rates. Non-dating revenue decreased 6% reflecting fewer in-person SAT test preparation courses and in-person tutoring sessions, partially offset by an increase in online and self-paced services.
HomeAdvisor revenue increased 38% due primarily to 44% growth at the domestic business and 18% growth at the international business. Domestic revenue growth was driven by a 41% increase in Paying SPs and a 34% increase in Service Requests. International revenue growth was driven by organic growth across all regions as well as the acquisition of a controlling interest in MyHammer on November 3, 2016.
Video revenue increased 7% due primarily to growth at Electus, Vimeo and Daily Burn, partially offset by lower revenue from IAC Films as the prior year benefited from the release of the movie While We're Young.
Applications revenue decreased 21% due to a 39% decline in Partnerships and a 12% decline in Consumer. Partnerships revenue decreased due primarily to the loss of certain partners. The Consumer decline was driven by lower search revenue from our downloadable desktop applications due primarily to lower monetization, partially offset by strong growth at Apalon and SlimWare, which together comprised 12% of total Applications revenue in 2016.

Publishing revenue decreased 41% due to 54% lower Ask & Other revenue and 25% lower Premium Brands revenue. Ask & Other revenue decreased due to a decline in revenue at Ask.com primarily as a result of the new Google contract, which became effective April 1, 2016, as well as declines from certain other legacy businesses. Premium Brands revenue decreased due primarily to declines in paid search traffic at About.com, mainly attributable to the new Google contract, partially offset by strong growth at Investopedia and The Daily Beast.
Other revenue decreased 3% due to the sale of PriceRunner on March 18, 2016, partially offset by growth at ShoeBuy.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Match Group revenue increased 15%, or 20% excluding the effects of foreign exchange, driven by a 9% increase in Dating revenue attributable to 8% growth in Direct revenue. Direct revenue growth was primarily driven by higher Average PMC at both North America and International, up 13% and 31%, respectively, due mainly to Tinder, partially offset by 9% lower ARPPU due to brand mix shifts and foreign exchange effects. Excluding foreign exchange effects, total Dating revenue and International Direct revenue would have increased 15% and 21%, respectively. Non-dating revenue increased 114% principally due to the full year contribution from The Princeton Review, which was acquired on August 1, 2014.
See "IAC's Principles of Financial Reporting" for a discussion and reconciliation of effects of foreign exchange on Match Group revenue.
HomeAdvisor revenue increased 27% due primarily to 43% growth at the domestic business, partially offset by international declines due primarily to the restructuring of certain European operations in the fourth quarter of 2014. Domestic revenue growth was driven by 49% higher Service Requests and a 46% increase in Paying SPs.
Video revenue grew 17% due primarily to strong growth at Vimeo, Daily Burn and Electus.
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
Other revenue decreased 2% due to lower revenue at PriceRunner.
Cost of revenue

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Cost of revenue	$755,730	$(22,431)	(3)%	$778,161	$(82,043)	(10)%	$860,204
As a percentage of revenue	24%			24%			28%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Cost of revenue in 2016 decreased from 2015 due to decreases of $54.7 million from Applications and $47.0 million from Publishing, partially offset by increases of $56.0 million from Match Group, $12.4 million from Other and $7.7 million from Video.

•	The Applications decrease was due primarily to a reduction of $52.0 million in traffic acquisition costs driven by a decline in revenue at Partnerships.

•
The Publishing decrease was due primarily to reductions of $40.0 million in traffic acquisition costs and $4.6 million in content costs driven by a decline in revenue at Ask.com and certain legacy businesses, partially offset by $9.2 million in restructuring charges in the current year period related to vacating a data center facility and severance costs in connection with a reduction in workforce.

•
The Match Group increase was due primarily to a significant increase in in-app purchase fees across multiple brands, including Tinder, and the 2015 acquisitions of PlentyOfFish and Eureka, partially offset by a mix shift to higher margin online products from in-person courses at Non-dating.

•	The Other increase was due primarily to an increase in cost of products sold at ShoeBuy due to increased sales, partially offset by the sale of PriceRunner.

•
The Video increase was due primarily to a net increase in production costs at our media and video businesses and an increase in hosting fees related to Vimeo's subscription growth, increased video plays and expanded On Demand catalog. These increases were partially offset by a reduction in investment in content costs at Vimeo in 2016.

For the year ended December 31, 2015 compared to the year ended December 31, 2014
Cost of revenue in 2015 decreased from 2014 due to decreases of $87.8 million from Publishing and $65.3 million from Applications, partially offset by increases of $58.0 million from Match Group and $10.4 million from Video.

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

•	The Video increase was due primarily to increases in hosting fees and content costs related to Vimeo's expanded On Demand catalog.
Selling and marketing expense

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Selling and marketing expense	$1,245,263	$(100,313)	(7)%	$1,345,576	$198,167	17%	$1,147,409
As a percentage of revenue	40%			42%			37%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Selling and marketing expense in 2016 decreased from 2015 due to decreases of $130.2 million from Publishing, $40.1 million from Applications and $11.3 million from Video, partially offset by an increase of $81.5 million from HomeAdvisor.

•
The Publishing decrease was due primarily to a reduction of $132.6 million in online marketing, resulting from a decline in revenue, partially offset by $3.1 million in restructuring charges in the current year period related to severance costs in connection with a reduction in workforce.

•
The Applications decrease was due primarily to a decline of $37.5 million in online marketing, principally related to lower anticipated search revenue from our downloadable desktop applications at Consumer.

•	The Video decrease was due primarily to a reduction of $8.9 million in online marketing driven primarily by Vimeo.

•
The HomeAdvisor increase was due primarily to higher online and offline marketing of $51.2 million and an increase of $27.2 million in compensation due primarily to an increase in the sales force at the domestic business.

For the year ended December 31, 2015 compared to the year ended December 31, 2014

Selling and marketing expense in 2015 increased from 2014 due to increases of $62.7 million from HomeAdvisor, $56.6 million from Publishing, $41.0 million from Applications, $24.5 million from Match Group and $17.0 million from Video.

•
The HomeAdvisor increase was due primarily to increases of $41.5 million in offline and online marketing and $19.1 million in compensation due, in part, to an increase in the sales force at the domestic business.

•	The Publishing increase was due primarily to an increase of $54.8 million in online marketing across Premium Brands, including About.com, partially offset by declines at Ask.com.

•
The Applications increase was due primarily to an increase of $38.1 million in online marketing, which was primarily related to a significant increase in new downloadable desktop applications at Consumer.

•
The Match Group increase was due primarily to the full year contribution from the 2014 acquisitions of LoveScout24 and The Princeton Review, an increase in stock-based compensation and from the 2015 acquisition of Eureka.

•	The Video increase was due primarily to an increase of $13.3 million in online marketing driven primarily by Vimeo.
General and administrative expense

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
General and administrative expense	$547,160	$21,531	4%	$525,629	$82,019	18%	$443,610
As a percentage of revenue	17%			16%			14%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
General and administrative expense in 2016 increased from 2015 due to increases of $21.8 million from HomeAdvisor, $10.5 million from Applications, $4.7 million from Video and $3.3 million from Match Group, partially offset by decreases of $14.1 million from Publishing and $3.3 million from Corporate.

•
The HomeAdvisor increase was due primarily to higher compensation due, in part, to increased headcount at the domestic business, an increase in bad debt expense due to higher domestic revenue and $2.1 million in transaction-related costs in the current year period.

•
The Applications increase was due primarily to a change of $13.8 million in acquisition-related contingent consideration fair value adjustments, which was due to expense of $12.0 million in the current year period versus income of $1.8 million in the prior year period, partially offset by a decrease in compensation due, in part, to a decrease in headcount related to a reduction in workforce that took place in the first half of 2016.

•
The Video increase was due primarily to the inclusion in the prior year of income of $2.6 million in acquisition-related contingent consideration fair value adjustments and higher compensation due, in part, to an increase in headcount at Vimeo.

•
The Match Group increase was due primarily to an increase of $5.3 million in compensation, an increase of $4.0 million in office rent due to growth in the business and a decrease in income of $1.9 million in acquisition-related contingent consideration fair value adjustments, partially offset by decreases in consulting expenses and non-income tax related items at Non-dating. The increase in compensation is due to an increase in headcount from both recent acquisitions and existing business growth, partially offset by a decrease in stock-based compensation expense due primarily to the inclusion in 2015 of a modification charge related to certain equity awards, partially offset by the issuance of new equity awards since the prior year.

•
The Publishing decrease was due primarily to the sale of ASKfm and a decrease in bad debt expense, partially offset by $2.3 million in restructuring charges in the current year period primarily related to severance costs in connection with a reduction in workforce.

•
The Corporate decrease was due primarily to a decrease in stock-based compensation expense resulting from the inclusion in 2015 of a modification charge and a greater number of awards being forfeited in the current year compared to the prior year, partially offset by the issuance of new equity awards in 2016.

For the year ended December 31, 2015 compared to the year ended December 31, 2014
General and administrative expense in 2015 increased from 2014 due to increases of $58.0 million from Match Group, $11.7 million from Corporate and $9.0 million from HomeAdvisor.

•
The Match Group increase was due primarily to the full year contribution from the acquisition of The Princeton Review, an increase of $19.2 million in stock-based compensation expense due to the modification of certain awards in 2015 and the issuance of equity awards since 2014, and an increase of $3.3 million in costs, including severance, in 2015 related to the consolidation and streamlining of technology systems and European operations at our Dating businesses, partially offset by a $3.9 million benefit in 2014 related to the expiration of the statute of limitations for a non-income tax matter.

•	The Corporate increase was due primarily to an increase in stock-based compensation expense as a result of a higher number of forfeited awards in 2014 and the modification of certain awards in 2015.

•
The HomeAdvisor increase was due primarily to an increase in compensation as a result of increased headcount in the domestic business and an increase in bad debt expense due to higher domestic revenue.

Product development expense

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Product development expense	$197,885	$12,119	7%	$185,766	$25,251	16%	$160,515
As a percentage of revenue	6%			6%			5%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Product development expense in 2016 increased from 2015 due to increases of $15.7 million from Match Group and $2.3 million from Publishing, partially offset by a decrease of $6.6 million from Applications.

•
The Match Group increase was primarily related to an increase of $7.6 million in stock-based compensation expense, increased headcount at Tinder, and the 2015 acquisitions of PlentyOfFish and Eureka. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards and a net increase in expense associated with the modification of certain equity awards since the prior year period.

•	The Publishing increase was due primarily to $1.2 million in restructuring charges related to severance costs in connection with a reduction in workforce.

•
The Applications decrease was due primarily to a decrease of $4.4 million in compensation due, in part, to a decrease in headcount related to a reduction in workforce that took place in the first half of 2016.

For the year ended December 31, 2015 compared to the year ended December 31, 2014
Product development expense in 2015 increased from 2014 due to increases of $17.6 million from Match Group and $5.5 million from HomeAdvisor.

•
The Match Group increase was due primarily to increased compensation at existing businesses and from acquisitions at Dating, as well as $4.0 million in severance expense in 2015, primarily incurred in the first half of 2015, related to the consolidation and streamlining of technology systems and European operations at our Dating business.

•	The HomeAdvisor increase was primarily related to an increase in compensation in the domestic business due, in part, to increased headcount.

Depreciation

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Depreciation	$71,676	$9,471	15%	$62,205	$1,049	2%	$61,156
As a percentage of revenue	2%			2%			2%
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Depreciation in 2016 increased from 2015 due primarily to acquisitions and capital expenditures, partially offset by certain fixed assets becoming fully depreciated.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Depreciation in 2015 increased from 2014 due primarily to the acquisition of The Princeton Review and capital expenditures, partially offset by certain fixed assets becoming fully depreciated.
Operating income (loss)

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Match Group	$305,908	$112,352	58%	$193,556	$(35,011)	(15)%	$228,567
HomeAdvisor	35,343	28,891	448%	6,452	5,391	509%	1,061
Video	(27,656)	11,100	29%	(38,756)	4,590	11%	(43,346)
Applications	109,663	(65,482)	(37)%	175,145	(3,815)	(2)%	178,960
Publishing	(334,417)	(307,725)	(1,153)%	(26,692)	(137,215)	NM	110,523
Other	(2,037)	7,149	78%	(9,186)	(17,294)	NM	8,108
Corporate	(119,429)	1,502	1%	(120,931)	(15,785)	(15)%	(105,146)
Total	$(32,625)	$(212,213)	NM	$179,588	$(199,139)	(53)%	$378,727

As a percentage of revenue	(1)%			6%			12%
________________________
NM = not meaningful
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Operating income in 2016 decreased to a loss from 2015 despite an increase of $15.4 million in Adjusted EBITDA described below, due primarily to increases of $261.3 million in goodwill impairment charges, $9.5 million in depreciation and a change of $18.0 million in acquisition-related contingent consideration fair value adjustments, partially offset by a decrease of $60.5 million in amortization of intangibles. The increase in goodwill impairment charges is due to the write-off of goodwill of $275.4 million at Publishing in the current year period compared to the write-off of goodwill of $14.1 million at ShoeBuy in the prior year period. The goodwill impairment charge at Publishing was driven by the impact from the new Google contract, traffic trends and monetization challenges and the corresponding impact on the current estimate of fair value. The goodwill impairment charge was recorded in the second quarter of 2016. The change in acquisition-related contingent consideration fair value adjustments was primarily the result of expense in the current year period of $2.6 million versus income of $15.5 million in the prior year period. The decrease in amortization of intangibles was due primarily to a reduction in impairment charges during the year, partially offset by $23.3 million in amortization related to a change in classification of a Publishing trade name from an indefinite-lived intangible asset to a definite-lived intangible asset, effective April 1, 2016. The Company recorded an impairment charge in 2016 of $11.6 million compared to an impairment charge in 2015 of $88.0 million all related to certain Publishing indefinite-lived trade names.

For a detailed description of the Publishing goodwill and indefinite-lived intangible asset impairments, see "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
At December 31, 2016, there was $177.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Operating income in 2015 decreased from 2014 due to the decrease of $58.3 million in Adjusted EBITDA described below and increases of $82.0 million in amortization of intangibles, $45.8 million in stock-based compensation expense and a $14.1 million goodwill impairment charge at ShoeBuy, partially offset by an increase in income of $2.1 million in changes from acquisition-related contingent consideration fair value adjustments compared to 2014. The increase in amortization of intangibles was due primarily to an $88.0 million impairment charge related to certain trade names of certain Ask & Other direct marketing brands, including Ask.com. The impairment charge reflected the impact of Google ecosystem changes that have impacted our ability to market, the effect of the reduced revenue share on mobile under the terms of the services agreement with Google, and the shift in focus to higher margin businesses in Publishing's Premium Brands. The combined impact of these factors has reduced the forecasted revenue and profits for these brands and the impairment charge reflected the resultant reduction in fair value. The increase in stock-based compensation expense was due primarily to the modification of certain equity awards in 2015, a higher number of forfeited awards in 2014 and issuance of equity awards since 2014. The goodwill impairment charge at ShoeBuy was due to increased investment and the seasonal effect of high inventory levels as of October 1, 2015, the date of our 2015 annual assessment.
Adjusted EBITDA

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Match Group	$403,955	$125,288	45%	$278,667	$5,219	2%	$273,448
HomeAdvisor	48,546	30,017	162%	18,529	828	5%	17,701
Video	(21,247)	17,137	45%	(38,384)	1,532	4%	(39,916)
Applications	132,276	(51,982)	(28)%	184,258	(1,934)	(1)%	186,192
Publishing	(7,571)	(95,359)	NM	87,788	(63,172)	(42)%	150,960
Other	1,227	(9,394)	(88)%	10,621	(2,513)	(19)%	13,134
Corporate	(55,967)	(278)	—%	(55,689)	1,754	3%	(57,443)
Total	$501,219	$15,429	3%	$485,790	$(58,286)	(11)%	$544,076

As a percentage of revenue	16%			15%			17%
For a reconciliation of operating income (loss) for the Company's reportable segments and net (loss) earnings attributable to IAC's shareholders to Adjusted EBITDA, see "Note 14—Segment Information" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Match Group Adjusted EBITDA increased 45% due primarily to higher revenue, a decrease in selling and marketing expense as a percentage of revenue as the product mix continues to shift towards brands with lower marketing spend, and profits from Non-dating in the current year period, partially offset by an increase in cost of revenue driven by a significant increase in in-app purchase fees. Additionally, there are $11.8 million of lower costs in the current year period related to the consolidation and streamlining of technology systems and European operations at our Dating businesses ($4.9 million in 2016 compared to $16.8 million in 2015).
HomeAdvisor Adjusted EBITDA increased 162% due primarily to higher revenue, partially offset by an increased investment in online and offline marketing and $2.1 million in transaction-related costs. Adjusted EBITDA was further impacted by higher compensation due primarily to increased headcount and an increase in bad debt expense due to higher domestic revenue.

Video Adjusted EBITDA loss improved 45% due primarily to reduced losses at Vimeo and Daily Burn and increased profits at Electus.
Applications Adjusted EBITDA decreased 28% due primarily to lower revenue, partially offset by decreases in cost of revenue and selling and marketing expense. Adjusted EBITDA was further impacted by $2.6 million in restructuring charges.
Publishing Adjusted EBITDA declined to a loss in the current year period due primarily to lower revenue and $15.6 million in restructuring charges related to vacating a data center and severance costs during 2016 in an effort to manage costs ($9.2 million in cost of revenue, $3.1 million in selling and marketing expense, $2.3 million in general and administrative expense and $1.2 million in product development expense). Adjusted EBITDA was further impacted by decreases in selling and marketing expense, cost of revenue and general and administrative expense exclusive of the restructuring charges.
Other Adjusted EBITDA decreased 88% due to the sale of PriceRunner in the first quarter of 2016, partially offset by improved Adjusted EBITDA at ShoeBuy resulting from increased revenue.
Corporate Adjusted EBITDA loss was flat compared to 2015.
For the year ended December 31, 2015 compared to the year ended December 31, 2014
Match Group Adjusted EBITDA increased 2% due primarily to an increase in revenue and reduced losses from The Princeton Review, partially offset by $16.8 million of costs in 2015 related to the consolidation and streamlining of technology systems and European operations at our Dating businesses, an increase in cost of revenue and $3.9 million benefit in 2014 related to the expiration of the statute of limitations for a non-income tax matter.
HomeAdvisor Adjusted EBITDA increased 5% due primarily to higher revenue, partially offset by an increased investment in offline and online marketing, higher compensation due, in part, to increased headcount, and increased bad debt expense due to higher domestic revenue.
Video Adjusted EBITDA loss decreased 4% due primarily to increased profits at Electus and reduced losses at Daily Burn and IAC Films, partially offset by increased investment in Vimeo.
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
Corporate Adjusted EBITDA loss decreased 3% due to lower compensation.
Interest expense

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Interest expense	$109,110	$35,474	48%	$73,636	$17,322	31%	$56,314
Interest expense in 2016 increased from 2015 due to the $800 million of borrowings under the Match Group Term Loan in November 2015, of which $400 million was refinanced on June 1, 2016 with the 2016 Match Group Senior Notes, and the 2% higher interest rate associated with the 2015 Match Group Senior Notes which were issued in exchange for a substantially like amount of 2012 Senior Notes, partially offset by the repurchases and redemptions of the 2013 and 2012 Senior Notes during the year.

Interest expense in 2015 increased from 2014 due primarily to both the costs and the higher interest rate associated with the exchange of $445 million of Match Group Senior Notes for a substantially like amount of 2012 Senior Notes, as well as the $800 million Match Group Term Loan. In connection with the note exchange, $7.3 million in costs were expensed during 2015. The note exchange and term loan borrowings closed on November 16, 2015. Interest expense in 2015 was also impacted by the accelerated amortization of deferred financing costs associated with the redemption of the Liberty Bonds on September 1, 2015.
Other income (expense), net

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Other income (expense), net	$60,461	$23,540	64%	$36,921	$89,405	NM	$(52,484)
Other income, net in 2016 includes gains of $37.5 million and $12.0 million related to the sale of ShoeBuy and PriceRunner, respectively, $34.4 million in net foreign currency exchange gains due to strengthening of the dollar relative to the British Pound and Euro, interest income of $5.1 million and a $3.6 million gain related to the sale of marketable equity securities, partially offset by a non-cash charge of $12.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with prepayments of $440 million of the Match Group Term Loan, $10.0 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, a loss of $3.8 million related to the sale of ASKfm and a $3.6 million loss on the 2013 and 2012 Senior Note redemptions and repurchases.
Other income, net in 2015 included a gain of $34.3 million from a real estate transaction, $5.4 million in net foreign currency exchange gains and $4.3 million in interest income, partially offset by $6.7 million in other-than-temporary impairment charges related to certain cost method investments.
Other expense, net in 2014 included $66.6 million in other-than-temporary impairment charges related to certain cost method investments and a $4.2 million other-than-temporary impairment charge on one of our equity method investments following the sale of a majority of the investee's assets, partially offset by a $19.4 million gain related to the sale of Urbanspoon, $4.4 million in interest income and $3.6 million in gains related to the sale of several long-term investments.
Income tax benefit (provision)

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Income tax benefit (provision)	$64,934	NM	NM	$(29,516)	NM	NM	$(35,372)
Effective income tax rate	80%			21%			13%
In 2016, the Company recorded an income tax benefit for continuing operations of $64.9 million, which represents an effective income tax rate of 80%. The effective income tax rate was higher than the statutory rate of 35% due primarily to foreign income taxed at lower rates and the non-taxable gain on the sale of ShoeBuy, partially offset by the non-deductible portion of the goodwill impairment charge at the Publishing segment.
In 2015, the Company recorded an income tax provision for continuing operations of $29.5 million, which represents an effective income tax rate of 21%. The effective income tax rate was lower than the statutory rate of 35% due primarily to the realization of certain deferred tax assets, foreign income taxed at lower rates, the non-taxable gain on contingent consideration fair value adjustments, and a reduction in tax reserves and related interest due to the expiration of statutes of limitations, partially offset by a non-deductible goodwill impairment charge and unbenefited losses of unconsolidated subsidiaries.
In 2014, the Company recorded an income tax provision for continuing operations of $35.4 million, which represents an effective income tax rate of 13%. The effective income tax rate was lower than the statutory rate of 35% due principally to a reduction in tax reserves and related interest of $88.2 million due to the expiration of statutes of limitations for federal income taxes for 2001 through 2009 and foreign income taxed at lower rates, partially offset by the largely unbenefited loss associated with the write-downs of certain of the Company's investments and non-deductible goodwill associated with the sale of Urbanspoon.

For further details of income tax matters, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
Earnings from discontinued operations, net of tax

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Earnings from discontinued operations, net of tax	$189	NM	NM	$17	NM	NM	$174,673
Earnings from discontinued operations, net of tax in 2014 was due to the release of tax reserves related to the expiration of the statutes of limitations for federal income taxes for the years 2001 through 2009.
Net (earnings) loss attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are included in our consolidated financial statements.

	Years Ended December 31,
	2016	$ Change	% Change	2015	$ Change	% Change	2014
	(Dollars in thousands)
Net (earnings) loss attributable to noncontrolling interests	$(25,129)	$(31,227)	NM	$6,098	$455	8%	$5,643
Net earnings attributable to noncontrolling interests in 2016 primarily represents the proportionate share of the noncontrolling holders' ownership in Match Group.
Net loss attributable to noncontrolling interests in 2015 primarily represents the proportionate share of the noncontrolling holders' ownership in certain subsidiaries within the Video, HomeAdvisor and Publishing segments and Match Group.
Net loss attributable to noncontrolling interests in 2014 primarily represents the proportionate share of the noncontrolling holders' ownership in certain subsidiaries within the Video segment.

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
Definition of IAC's Non-GAAP Measure
        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments, and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.
For a reconciliation of operating income (loss) by reportable segment and net (loss) earnings attributable to IAC shareholders to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014, see "Note 14—Segment Information" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure
        Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units ("RSUs"), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) has been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of certain stock options and vesting of RSUs, performance-based RSUs and market-based awards, the awards are settled, at the Company's discretion, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
        Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives or, in the case of leasehold improvements, the lease term, if shorter.
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
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report contingent consideration liabilities at fair value. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business.
Effects of Changes in Foreign Exchange Rates on Match Group Revenue

The impact of foreign exchange rates on Match Group, due to its global reach, may be an important factor in understanding period over period comparisons if movement in rates is significant. International revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. We believe the presentation of revenue excluding foreign exchange, in addition to reported revenue, helps improve the ability to understand Match Group's performance because it excludes the impact of foreign currency volatility that is not indicative of Match Group's core operating results.

Revenue, excluding foreign exchange impact compares results between periods as if exchange rates had remained constant period over period. Revenue, excluding foreign exchange impact is calculated by translating current period revenues using prior period exchange rates. Revenue growth, excluding foreign exchange impact (expressed as a percentage), is calculated by determining the increase in current period revenues over prior period revenues where current period revenues are translated using prior period exchange rates.
This non-GAAP measure should be considered in addition to results reported in accordance with GAAP, but should not be considered a substitute for or superior to GAAP.
The impact of changes in foreign exchange rates on Match Group revenue was not material to the consolidated statement of operations for the year ended December 31, 2016 compared to the year ended December 31, 2015.
The following table presents the impact of foreign exchange on Match Group consolidated revenue, Match Group Dating revenue and Match Group International Direct Revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Years Ended December 31,
	2015	$ Change	% Change	2014
	(Dollars in thousands)
Match Group consolidated revenue, as reported	$1,020,431	$132,163	15%	$888,268
Foreign exchange impact	48,109
Match Group consolidated revenue, excluding foreign exchange impact	$1,068,540	$180,272	20%	$888,268

Match Group Dating revenue, as reported	$909,705	$73,247	9%	$836,458
Foreign exchange effect	48,109
Match Group Dating revenue, excluding foreign exchange impact	$957,814	$121,356	15%	$836,458

Match Group International Direct Revenue, as reported	$283,351	$9,752	4%	$273,599
Foreign exchange effect	47,080
Match Group International Direct Revenue, excluding foreign exchange impact	$330,431	$56,832	21%	$273,599

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents:
United States (a)	$815,588	$1,109,331
All other countries (b) (c)	513,599	372,116
Total cash and cash equivalents	1,329,187	1,481,447
Marketable securities (United States) (d)	89,342	39,200
Total cash and cash equivalents and marketable securities (e)	$1,418,529	$1,520,647

Match Group Debt:
2015 Match Group Senior Notes	$445,172	$445,172
2016 Match Group Senior Notes	400,000	—
Match Group Term Loan due November 16, 2022 (f) (g)	350,000	800,000
Total Match Group long-term debt	1,195,172	1,245,172
Less: Current maturities of Match Group long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,245	11,691
Less: Unamortized debt issuance costs	13,434	16,610
Total Match Group debt, net of current maturities	1,176,493	1,176,871

IAC Debt:
2013 Senior Notes	390,214	500,000
2012 Senior Notes	38,109	54,732
Total IAC long-term debt	428,323	554,732
Less: Current portion of IAC long-term debt	20,000	—
Less: Unamortized debt issuance costs	2,332	4,649
Total IAC debt, net of current portion	405,991	550,083

Total long-term debt, net of current portion	$1,582,484	$1,726,954
_________________________________________________________________________

(a)	Domestically, cash equivalents primarily consist of AAA rated government money market funds, commercial paper rated A1/P1 or better and treasury discount notes.

(b)
Internationally, cash equivalents primarily consist of AAA rated treasury money market funds with maturities of less than 91 days from the date of purchase, and time deposits with maturities of less than 91 days.

(c)
If needed for our U.S. operations, most of the cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated, however, under current law, would be subject to U.S. federal and state income taxes. We have not provided for any such tax because the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.

(d)
Marketable securities consist of commercial paper rated A1/P1, treasury discount notes, short-to-medium-term debt securities issued by investment grade corporate issuers and an equity security (which was sold in the second quarter of 2016). The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in equity securities as part of its investment strategy.

(e)
At December 31, 2016 and 2015, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $114.0 million and $139.6 million; and $34.4 million and $53.8 million, respectively. Marketable securities at December 31, 2015 include $11.6 million at Match Group. There are no marketable securities at December 31, 2016 at Match Group. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of Match Group and its subsidiaries. Match Group generated $234.1 million and $209.1 million of operating cash flows for the years ended December 31, 2016 and 2015, respectively. In addition, agreements governing Match Group’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.

(f)	Proceeds from the 2016 Match Group Senior Notes were used to prepay a portion of the Match Group Term Loan. A final payment of $350 million is due at maturity.

(g)
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

Match Group Senior Notes:
On June 1, 2016, Match Group issued $400 million aggregate principal amount of the 2016 Match Group Senior Notes due June 1, 2024.
Promptly following the closing of the Match Exchange Offer on November 16, 2015, Match Group and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
The indentures governing the 2016 and 2015 Match Group Senior Notes contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. As of December 31, 2016, Match Group was in compliance with all applicable covenants and was below the 5.0 to 1.0 leverage ratio.
Match Group Term Loan and Match Group Credit Facility:
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), Match Group borrowed $800 million in the form of a term loan. On March 31, 2016, the Company made a $10.0 million principal payment on the Term Loan. On June 1, 2016, the proceeds of the 2016 Match Group Senior Notes were used to prepay a portion of the Match Group Term Loan and, as a result, quarterly principal payments of $10 million under the Match Group Term Loan are no longer due. On December 8, 2016, Match Group made an additional $40 million principal payment on the Match Group Term Loan. In addition, the remaining outstanding balance of $350 million, which is due at maturity, was repriced; following the repricing, Match Group Term Loan bears interest, at Match Group's option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate at December 31, 2016 is 4.20%. Interest payments are due at least semi-annually through the term of the loan. The Match Group Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio set forth in the Match Group Credit Agreement.
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
IAC Senior Notes:
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. At December 31, 2016, there were no limitations pursuant thereto. There are additional covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements limiting our restricted subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of our assets. The indenture governing the 2012 Senior Notes was amended to eliminate substantially all of the restrictive covenants contained therein in connection with the Match Exchange Offer.
IAC Credit Facility:
IAC has a $300 million revolving credit facility that expires October 7, 2020 (the "IAC Credit Facility"). The annual commitment fee on undrawn funds is currently 35 basis points and is based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio (as defined in the agreement) of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 2013 and 2012 Senior Notes rank equally with each other, and are subordinate to outstanding borrowings under the IAC Credit Facility to extent of the value of the assets securing such borrowings.
Cash Flow Information
In summary, the Company's cash flows attributable to continuing operations are as follows:

	December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$292,377	$349,405	$424,048
Net cash provided by (used in) investing activities	12,862	(582,721)	(439,794)
Net cash (used in) provided by financing activities	(451,065)	734,808	(80,980)
2016
Net cash provided by operating activities attributable to continuing operations consists of earnings from continuing operations, adjusted for stock-based compensation expense, depreciation, amortization of intangibles, goodwill impairment, excess tax benefits, deferred income taxes, acquisition-related contingent consideration fair value adjustments, adjustments related to gains on the sale of businesses, investments and assets, impairments of long-term investments, and the effect of changes in working capital. Adjustments to earnings primarily consist of $275.4 million of goodwill impairment at the Publishing segment, $119.2 million of deferred income taxes, $104.8 million of stock-based compensation expense, $79.4 million of amortization of intangibles, $71.7 million of depreciation, $51.8 million in excess tax benefits, $51.0 million of net gains on the sale of businesses, investments and assets, and $10.7 million of impairment of long-term investments. The deferred income tax benefit primarily relates to the Publishing goodwill impairment. The decrease from changes in working capital consist primarily of a decrease in accounts payable and other current liabilities of $52.4 million, an increase in other assets of $12.9 million, partially offset by an increase in deferred revenue of $35.8 million, and an increase in income taxes payable of $9.0 million. The decrease in accounts payable and other current liabilities is due to (i) a decrease in accrued advertising and revenue share expense at Publishing and Applications mainly due to the effect of the new Google contract, which became effective April 1, 2016, (ii) a decrease in VAT payables related mainly to decreases in international revenue at Publishing, and (iii) decreases in payables at Match Group due to the timing of payments. The increase in other assets is primarily related to an increase in production costs at IAC Films. The increase in deferred revenue is mainly due to growth in prepaid revenue at Match Group, HomeAdvisor and Vimeo. The increase in income taxes payable is primarily due to (i) receipt of 2015 capital loss refund in 2016, (ii) current year income tax accruals in excess of current year income tax payments, partially offset by (iii) payment of 2015 tax liabilities in 2016.
Net cash provided by investing activities attributable to continuing operations in 2016 includes net proceeds from the sale of businesses, investments and assets of $172.2 million, which mainly consists of proceeds from the sale of PriceRunner and ShoeBuy, partially offset by capital expenditures of $78.0 million, primarily related to Match Group and HomeAdvisor investments in internal development of software to support their products and services, as well as leasehold improvements and computer hardware, purchases (net of sales and maturities) of marketable debt securities of $61.6 million, and cash used in acquisitions and investments of $31.0 million.
Net cash used in financing activities attributable to continuing operations in 2016 includes $308.9 million for the repurchase of 6.2 million shares of common stock at an average price of $49.74 per share, and $126.4 million for the redemption and repurchase of a portion of the 2012 and 2013 Senior Notes, partially offset by excess tax benefits from stock-based awards of $51.8 million. Additionally, a payment of $450.0 million was made toward the Match Group Term Loan, of which $400.0 million was financed by the issuance of the 2016 Match Group Senior Notes.
2015
Adjustments to earnings from continuing operations primarily consist of $140.0 million of amortization of intangibles, $105.5 million of stock-based compensation, $62.2 million of depreciation and $14.1 million of goodwill impairment, partially offset by $59.8 million of deferred income taxes, $56.4 million of excess tax benefits from stock-based awards, $34.3 million of gain on a real estate transaction and $15.5 million in acquisition-related contingent consideration fair value adjustments. The deferred income tax benefit primarily relates to amortization of intangibles and stock-based compensation. The increase from changes in working capital consist primarily of an increase in deferred revenue of $66.9 million and an increase in income taxes payable of $24.2 million, partially offset by an increase in accounts receivable of $29.7 million and an increase in other assets of $21.2 million. The increase in deferred revenue was due mainly to growth in prepaid revenue at Match Group, Vimeo and HomeAdvisor, increases related to acquisitions, and increases at Electus, CollegeHumor and Notional mainly due to the timing of various production deals. The increase in income taxes payable was due to 2015 income tax accruals in excess of 2015 income tax payments. The increase in accounts receivable was primarily due to growth in Match Group's in-app purchases sold through their mobile products and revenue growth at HomeAdvisor. The increase in other assets was primarily due to Match Group, relating to an increase in prepaid expenses, primarily from growth and the signing of longer-term contracts, as well as an increase in VAT refund receivables in the Publishing segment.
Net cash used in investing activities attributable to continuing operations in 2015 includes the purchase of acquisitions and investments of $651.9 million, which includes PlentyOfFish, and capital expenditures of $62.0 million, primarily related to the internal development of software to support our products and services, and computer hardware, partially offset by purchases (net of sales and maturities) of marketable securities of $125.3 million, and net proceeds from the sale of long-term investments and an asset of $9.4 million.
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
2014
Adjustments to earnings from continuing operations primarily consist of $76.9 million of deferred income taxes, $66.6 million of impairments related to long-term investments, $61.2 million of depreciation, $59.6 million of stock-based compensation expense and $57.9 million of amortization of intangibles, partially offset by $45.0 million of excess tax benefits from stock-based awards, a $21.9 million adjustment related to gains on sales of a business and long-term investments and $13.4 million in acquisition-related contingent consideration fair value adjustments. The deferred income tax provision primarily relates to a net reduction in deferred tax assets related to the expiration of statutes of limitations for federal income taxes for the years 2001 through 2009. The changes from working capital activities consist of a decrease in income taxes payable of $94.5 million and an increase in accounts receivable of $19.9 million, partially offset by an increase in deferred revenue of $30.1 million. The decrease in income taxes payable is primarily due to a net reduction in tax reserves related to the expiration of statutes of limitations for federal income taxes for the years 2001 through 2009, partially offset by 2014 income tax accruals in excess of 2014 income tax payments. The increase in accounts receivable is primarily due to revenue growth at HomeAdvisor. The increase in deferred revenue is due to increases related to acquisitions and growth in membership and subscription revenue at Match Group and Vimeo, respectively.
Net cash used in investing activities attributable to continuing operations in 2014 includes acquisitions and investments of $283.7 million, which include the ValueClick O&O website businesses, The Princeton Review, SlimWare and LoveScout24, purchases (net of sales and maturities) of marketable securities of $154.2 million, and capital expenditures of $57.2 million primarily related to the internal development of software to support our products and services, partially offset by $58.4 million of proceeds from the sales of a business and long-term investments.
Net cash used in financing activities attributable to continuing operations in 2014 includes $97.3 million related to the payment of cash dividends to IAC shareholders, $33.2 million for the purchase of noncontrolling interests in Tinder and Meetic, and $8.1 million in contingent consideration payments related principally to the 2013 Twoo acquisition, partially offset by excess tax benefits from stock-based awards of $45.0 million.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. IAC has a $300 million revolving credit facility that expires on October 7, 2020. Match Group has a $500 million revolving credit facility that expires on October 7, 2020. At December 31, 2016, there were no outstanding borrowings under the IAC Credit Facility or the Match Group Credit Facility.
At December 31, 2016, IAC had 9.3 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
IAC's consolidated cash and cash equivalents at December 31, 2016 were $1.3 billion, of which $253.7 million was held by Match Group. The Company generated $292.4 million of operating cash flows for the year ended December 31, 2016, of which $234.1 million was generated by Match Group. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of the Match Group and its subsidiaries. In addition, agreements governing Match Group's indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2017 capital expenditures are expected to be higher than 2016 by approximately 5% to 10%, driven, in part, by certain Corporate related expenditures and HomeAdvisor's sales center and corporate headquarters expansion.
Awards made under our subsidiary denominated equity plans are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. Awards made to employees of Match Group subsidiaries may be settled in either IAC shares or Match Group shares, at our option. The tax withholding payment associated with these awards is made by the Company in cash on behalf of the employee at the time these awards are exercised; in the case of Match Group awards, the tax withholding payment is made by Match Group in cash at the time these awards are exercised. In either case, the cash tax withholding payments will vary based on the ultimate number of awards exercised, the intrinsic value of the awards upon exercise and relevant withholding tax rates. We expect a reduction in future corporate income taxes equal to a substantial portion of any such withholding tax payments by virtue of the income tax deduction we will recognize based on the intrinsic value of the awards at exercise. However, there may be some delay in the timing of the realization of the cash benefit of the income tax deduction because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments. As it relates to awards made to employees of Match Group subsidiaries, if the Company elects to settle these awards in IAC shares, we will receive Match Group shares equal in value to the IAC shares issued.  If the Company elects to settle these awards in Match Group shares, our ownership interest in Match Group will be diluted. The Match Group subsidiary denominated equity plan at Tinder has a number of scheduled option exercise periods, and the next period is in May 2017; the Company expects to settle a sufficient number of exercises in IAC shares to maintain an economic interest in Match Group of at least 80%. See "Note 13—Stock-Based Compensation" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data" for additional discussion of subsidiary denominated equity plans.
The Company believes its existing cash, cash equivalents, marketable securities and expected positive cash flows generated from operations will be sufficient to fund our normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services. The Company’s indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditure or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities, in the event a default has occurred or in certain circumstances our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$111,108	$539,396	$154,759	$1,349,491	$2,154,754
Operating leases(c)	31,834	55,977	31,762	189,070	308,643
Purchase obligations(d)	10,581	10,000	—	—	20,581
Total contractual obligations	$153,523	$605,373	$186,521	$1,538,561	$2,483,978
_______________________________________________________________________________

(a)
The Company has excluded $37.8 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at December 31, 2016 consists of $1.3 billion, which bears interest at fixed rates, and a $350 million Match Group Term Loan, which bears interest at a variable rate. The Match Group Term Loan bears interest at LIBOR plus 3.25%, or 4.20%, at December 31, 2016. The amount of interest ultimately paid on the Match Group Term Loan may differ based on changes in interest rates. For additional information on long-term debt, see "Note 9—Long-term Debt" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(c)
The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table above. For additional information on operating leases, see "Note 15—Commitments" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(d)	The purchase obligations principally include a web hosting commitment.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(e)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Letters of credit and surety bonds	$768	$63	$—	$1,437	$2,268
_______________________________________________________________________________

(e)	Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following disclosure is provided to supplement the descriptions of IAC's accounting policies contained in "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data" in regard to significant areas of judgment. Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.
Business Combinations and Contingent Consideration Arrangements
Acquisitions are an important part of the Company's growth strategy. The Company invested $18.4 million, $617.4 million and $259.4 million in acquisitions in the years ended December 31, 2016, 2015 and 2014, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements are recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Determining the fair value of these arrangements is inherently difficult and subjective. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement and can have a material impact on our consolidated financial statements. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. See "Note 8—Fair Value Measurements and Financial Instruments" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data" for a discussion of contingent consideration arrangements.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company's largest asset with a carrying value of $1.9 billion and $2.2 billion at December 31, 2016 and 2015, respectively. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $320.6 million and $380.1 million at December 31, 2016 and 2015, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1 or, more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. In performing its annual assessment, the Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.
For the Company's annual goodwill test at October 1, 2016, a qualitative assessment of the Match Group, HomeAdvisor Domestic, HomeAdvisor International, Vimeo, Daily Burn and ShoeBuy reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units is described below:

•	Match Group's October 1, 2016 market capitalization of $4.8 billion exceeded its carrying value by more than 970% and Match Group's strong operating performance.

•
The Company performed valuations of the HomeAdvisor Domestic, HomeAdvisor International, Vimeo and Daily Burn reporting units during 2016. These valuations were prepared primarily in connection with the issuance and/or settlement of equity grants that are denominated in the shares of these businesses. The valuations were prepared time proximate to, however, not as of October 1, 2016. The fair value of each of these businesses was significantly in excess of its October 1, 2016 carrying value.

•
ShoeBuy's expected sales price was significantly in excess of its October 1, 2016 carrying value; which was confirmed by the sales price realized in its sale on December 30, 2016, which resulted in a pre-tax gain of $37.5 million.

When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value a reporting unit is greater than its carrying value goodwill must be tested for impairment. For the Company's annual goodwill test at October 1, 2016, the Company concluded that it was not more likely than not that the fair values of the Applications and Connected Ventures reporting units were greater than their respective carrying values and performed a quantitative test of these reporting units. The Company's quantitative test indicated that the fair value of each of these reporting units is in excess of its respective carrying value; therefore, the goodwill of these reporting units is not impaired. The Publishing reporting unit had no goodwill as of October 1, 2016 because the Company recorded an impairment charge equal to the entire $275.4 million balance of the Publishing reporting unit goodwill during the second quarter of 2016, which is more fully described below, following a quantitative impairment test as of June 30, 2016. The quantitative impairment test is performed using the two-step process described below.
The first step of an annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its subsidiary denominated stock based compensation plans, which can be a significant factor in the decision to apply the qualitative screen. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in determining the fair value of the Company's reporting units ranged from 10% to 17.5% in 2016 and 12% to 22% in 2015. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. The Company has adopted the provisions of Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017. Therefore, any goodwill impairment charge that might result in the future would be determined based solely upon the excess of the carrying value of the reporting unit over its fair value. The second step of the impairment analysis that is described above will no longer be performed.
At October 1, 2016, the fair value of each of the Company's reporting units with goodwill exceeded its carrying value by more than 20%.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair value of its indefinite-lived intangible asset are less than its carrying value, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty

DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11% to 16% in both 2016 and 2015, and the royalty rates used ranged from 2% to 7% in 2016 and 1% to 9% in 2015.
While the 2016 annual assessment did not identify any material impairments, during the second quarter of 2016, the Company recorded impairment charges equal to the entire $275.4 million balance of the Publishing reporting unit goodwill and $11.6 million related to certain Publishing indefinite-lived intangible assets. The 2015 annual assessment identified impairment charges related to certain intangible assets of the Publishing reporting unit and the goodwill on the ShoeBuy reporting unit of $88.0 million and $14.1 million, respectively. These impairment charges are more fully described above in "Results of Operations for the Years Ended December 31, 2016, 2015 and 2014—Operating income (loss)" and "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment, including leasehold improvements, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets is $341.1 million and $363.5 million at December 31, 2016 and 2015, respectively.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2016 and 2015, the balance of deferred tax liabilities, net, is $226.3 million and $346.8 million, respectively.
We recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. At December 31, 2016 and 2015, the Company has unrecognized tax benefits of $41.0 million and $43.4 million, including interest, respectively. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
The ultimate amount of deferred income tax assets realized and the amounts paid for deferred income tax liabilities and uncertain tax positions may vary from our estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the various tax authorities, as well as actual operating results of the Company that vary significantly from anticipated results.
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $680.2 million at December 31, 2016. The estimated amount of the unrecognized deferred income tax liability with respect to such earnings would be $169.3 million.
Stock-Based Compensation
The Company recorded stock-based compensation expense of $104.8 million, $105.4 million and $59.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company estimated the fair value of stock options issued in 2016, 2015 and 2014 using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, including subsidiary denominated equity, the value of the stock option is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2016, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $3.5 million, $15.9 million and

$7.1 million, respectively. The Company also issues RSUs and performance-based RSUs. For RSUs issued, the value of the instrument is measured at the grant date as the fair value of the underlying IAC common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs issued, the value of the instrument is measured at the grant date as the fair value of the underlying IAC common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved.
Marketable Securities and Long-term Investments
At December 31, 2016, marketable securities of $89.3 million consist of commercial paper rated A1/P1, treasury discount notes and short-to-medium-term debt securities issued by investment grade corporate issuers. Long-term investments at December 31, 2016 of $122.8 million include equity securities accounted for under the cost and equity methods.
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
The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the length of time and extent to which fair value has been less than the cost basis, the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee utilizes cash and the investee's ability to obtain additional financing to achieve its business plan; the need for changes to the investee's existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations. During 2016, 2015 and 2014, the Company recognized other-than-temporary impairments of $10.0 million, $6.7 million and $66.6 million, respectively, related to cost method investments. These charges are described above in "Results of Operations for the Years Ended December 31, 2016, 2015 and 2014—Other income (expense), net."
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents, marketable debt securities and long-term debt, including current maturities.
The Company invests its excess cash in certain cash equivalents and marketable debt securities, which consist of money market funds, commercial paper, treasury discount notes and short-to-medium-term debt securities issued by investment grade corporate issuers. The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in current earnings and a new cost basis in the investment is established. During 2016, the Company did not record any material other-than-temporary impairment charges related to its cash equivalents and marketable debt securities.
Based on the Company's total investment in marketable debt securities at December 31, 2016, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of these securities by $0.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. However, since almost all of the Company's cash and cash equivalents balance of $1.3 billion was invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.
At December 31, 2016, the Company's outstanding debt was $1.6 billion (including $20.0 million of 2013 Senior Notes classified as current, pending redemption) of which $1.3 billion bears interest at fixed rates and $350 million Match Group Term Loan, which bears interest at a variable rate. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $53.9 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The Match Group Term Loan bears interest at LIBOR plus 3.25%. As of December 31, 2016, the rate in effect was 4.20%. If LIBOR were to increase by 100 basis points, then the annual interest expense and payments on the Match Group Term Loan would increase by $3.5 million. If LIBOR were to decrease by 100 basis points, the effective interest rate would decrease by 20 basis points to the LIBOR floor of 0.75% and the annual interest expense and payments in the current year would decrease by $0.7 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in the European Union, and is exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
For both the years ended December 31, 2016 and 2015, international revenue accounted for 26% of consolidated revenue. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro. As foreign currency exchange rates change, translation of the statements of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The average Euro versus the U.S. Dollar exchange rate was essentially flat in 2016 compared to 2015.
Foreign currency exchange gains and losses included in the Company's earnings for the years ended December 31, 2016, 2015 and 2014 are gains and (losses) of $34.4 million, $5.4 million and $(1.6) million, respectively. Historically foreign currency exchange gains and losses have not been material to the Company, however, the significant decline in the GBP due to the Brexit vote, on June 23, 2016, generated significant foreign currency exchange gains during 2016. This gain is primarily related to (1) U.S. dollar denominated cash, the majority of which is from the proceeds received in the PriceRunner sale in March 2016, held by a foreign subsidiary with a GBP functional currency and (2) a U.S. dollar denominated intercompany loan related to a recent acquisition in which the receivable is held by a foreign subsidiary with a GBP functional currency.
If the GBP had declined 10% further versus the U.S. dollar during the year ended December 31, 2016, the gain would have been greater by $2.0 million and if the GBP had declined 10% less versus the U.S. dollar the gain would have been reduced by $2.6 million.
Historically, the Company has not hedged foreign currency exposures. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IAC/InterActiveCorp
We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IAC/InterActiveCorp and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 28, 2017

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,329,187	$1,481,447
Marketable securities	89,342	39,200
Accounts receivable, net of allowance of $16,405 and $16,528, respectively	220,138	250,077
Other current assets	204,068	174,286
Total current assets	1,842,735	1,945,010

Property and equipment, net	306,248	302,817
Goodwill	1,924,052	2,245,364
Intangible assets, net	355,451	440,828
Long-term investments	122,810	137,386
Other non-current assets	94,577	117,286
TOTAL ASSETS	$4,645,873	$5,188,691
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$20,000	$40,000
Accounts payable, trade	62,863	86,883
Deferred revenue	285,615	258,412
Accrued expenses and other current liabilities	344,910	383,251
Total current liabilities	713,388	768,546

Long-term debt, net of current portion	1,582,484	1,726,954
Income taxes payable	33,528	33,692
Deferred income taxes	228,798	348,773
Other long-term liabilities	44,178	64,510

Redeemable noncontrolling interests	32,827	30,391

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 255,672,125 and 254,014,976 shares and outstanding 72,595,470 and 77,245,709 shares, respectively	256	254
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,921,559	11,486,315
Retained earnings	290,114	331,394
Accumulated other comprehensive loss	(166,123)	(152,103)
Treasury stock 193,444,655 and 187,137,267 shares, respectively	(10,176,600)	(9,861,350)
Total IAC shareholders' equity	1,869,222	1,804,526
Noncontrolling interests	141,448	411,299
Total shareholders' equity	2,010,670	2,215,825
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,645,873	$5,188,691
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Revenue	$3,139,882	$3,230,933	$3,109,547
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	755,730	778,161	860,204
Selling and marketing expense	1,245,263	1,345,576	1,147,409
General and administrative expense	547,160	525,629	443,610
Product development expense	197,885	185,766	160,515
Depreciation	71,676	62,205	61,156
Amortization of intangibles	79,426	139,952	57,926
Goodwill impairment	275,367	14,056	—
Total operating costs and expenses	3,172,507	3,051,345	2,730,820
Operating (loss) income	(32,625)	179,588	378,727
Interest expense	(109,110)	(73,636)	(56,314)
Other income (expense), net	60,461	36,921	(52,484)
(Loss) earnings from continuing operations before income taxes	(81,274)	142,873	269,929
Income tax benefit (provision)	64,934	(29,516)	(35,372)
(Loss) earnings from continuing operations	(16,340)	113,357	234,557
Earnings from discontinued operations, net of tax	189	17	174,673
Net (loss) earnings	(16,151)	113,374	409,230
Net (earnings) loss attributable to noncontrolling interests	(25,129)	6,098	5,643
Net (loss) earnings attributable to IAC shareholders	$(41,280)	$119,472	$414,873

Per share information attributable to IAC shareholders:
Basic (loss) earnings per share from continuing operations	$(0.52)	$1.44	$2.88
Diluted (loss) earnings per share from continuing operations	$(0.52)	$1.33	$2.71
Basic (loss) earnings per share	$(0.52)	$1.44	$4.98
Diluted (loss) earnings per share	$(0.52)	$1.33	$4.68

Dividends declared per share	$—	$1.36	$1.16

Stock-based compensation expense by function:
Cost of revenue	$2,305	$1,210	$949
Selling and marketing expense	6,000	10,186	2,144
General and administrative expense	77,151	82,798	49,862
Product development expense	19,364	11,256	6,679
Total stock-based compensation expense	$104,820	$105,450	$59,634
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net (loss) earnings	$(16,151)	$113,374	$409,230
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment (a)	(43,126)	(68,844)	(66,874)
Change in unrealized gains and losses of available-for-sale securities (net of tax benefits of $884 and $1,852 in 2016 and 2014, respectively, and tax provision of $576 in 2015) (b)	1,484	3,140	(8,591)
Total other comprehensive loss	(41,642)	(65,704)	(75,465)
Comprehensive (loss) income	(57,793)	47,670	333,765
Comprehensive (income) loss attributable to noncontrolling interests	(18,638)	7,399	6,454
Comprehensive (loss) income attributable to IAC shareholders	$(76,431)	$55,069	$340,219
________________________
(a) The years ended December 31, 2016 and 2015 include amounts reclassified out of other comprehensive income into earnings. See "Note 11—Accumulated Other Comprehensive Loss" for additional information.
(b) The years ended December 31, 2016 and 2015 include unrealized gains reclassified out of other comprehensive income into earnings. See "Note 6—Marketable Securities" and "Note 11—Accumulated Other Comprehensive Loss" for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		(Accumulated Deficit) Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2013	$42,861	$251	250,982	$16	16,157	$11,562,567	$(32,735)	$(13,046)	$(9,830,317)	$1,686,736	$42,665	$1,729,401
Net (loss) earnings	(5,643)	—	—	—	—	—	414,873	—	—	414,873	—	414,873
Other comprehensive (loss) income, net of tax	(914)	—	—	—	—	—	—	(74,654)	—	(74,654)	103	(74,551)
Stock-based compensation expense	558	—	—	—	—	59,362	—	—	—	59,362	(286)	59,076
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,188	—	—	(167,340)	—	—	168,967	1,628	—	1,628
Income tax benefit related to stock-based awards	—	—	—	—	—	37,451	—	—	—	37,451	—	37,451
Dividends	—	—	—	—	—	(39,557)	(57,020)	—	—	(96,577)	—	(96,577)
Noncontrolling interests related to acquisitions	17,886	—	—	—	—	—	—	—	—	—	—	—
Purchase of redeemable noncontrolling interests	(41,743)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(50,662)	(50,662)
Adjustment of redeemable noncontrolling interests and noncontrolling interests to fair value	27,750	—	—	—	—	(37,119)	—	—	—	(37,119)	9,369	(27,750)
Other	(328)	—	—	—	—	253	—	—	—	253	—	253
Balance as of December 31, 2014	$40,427	$252	252,170	$16	16,157	$11,415,617	$325,118	$(87,700)	$(9,661,350)	$1,991,953	$1,189	$1,993,142
Net (loss) earnings	(7,737)	—	—	—	—	—	119,472	—	—	119,472	1,639	121,111
Other comprehensive loss, net of tax	(1,301)	—	—	—	—	—	—	(64,403)	—	(64,403)	—	(64,403)
Stock-based compensation expense	6,725	—	—	—	—	87,685	—	—	—	87,685	4,808	92,493
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,845	—	—	(37,733)	—	—	—	(37,731)	—	(37,731)
Income tax benefit related to stock-based awards	—	—	—	—	—	44,577	—	—	—	44,577	—	44,577
Dividends	—	—	—	—	—	—	(113,196)	—	—	(113,196)	—	(113,196)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(200,000)	(200,000)	—	(200,000)
Purchase of redeemable noncontrolling interests	(32,207)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	23,155	—	—	—	—	(23,155)	—	—	—	(23,155)	—	(23,155)
Noncontrolling interests related to Match Group IPO, net of fees and expenses	—	—	—	—	—	—	—	—	—	—	428,283	428,283
Repurchase of stock-based awards	—	—	—	—	—	—	—	—	—	—	(23,431)	(23,431)
Transfer from noncontrolling interests to redeemable noncontrolling interests	1,189	—	—	—	—	—	—	—	—	—	(1,189)	(1,189)
Other	140	—	—	—	—	(676)	—	—	—	(676)	—	(676)
Balance as of December 31, 2015	$30,391	$254	254,015	$16	16,157	$11,486,315	$331,394	$(152,103)	$(9,861,350)	$1,804,526	$411,299	$2,215,825

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
Years Ended December 31, 2016, 2015 and 2014

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		(Accumulated Deficit) Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Net (loss) earnings	$(3,849)	$—	—	$—	—	$—	$(41,280)	$—	$—	$(41,280)	$28,978	$(12,302)
Other comprehensive income (loss), net of tax	385	—	—	—	—	—	—	(35,151)	—	(35,151)	(6,876)	(42,027)
Stock-based compensation expense	1,632	—	—	—	—	50,201	—	—	—	50,201	44,523	94,724
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,657	—	—	(772)	—	—	—	(770)	—	(770)
Income tax benefit related to stock-based awards	—	—	—	—	—	49,406	—	—	—	49,406	—	49,406
Purchase of treasury stock	—	—	—	—	—	—	—	—	(315,250)	(315,250)	—	(315,250)
Purchase of redeemable noncontrolling interests	(2,529)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	7,921	—	—	—	—	(7,560)	—	—	—	(7,560)	—	(7,560)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(211)	(211)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	10,224	10,224
Reallocation of shareholders' equity balances related to the noncontrolling interests created in the Match Group IPO	—	—	—	—	—	342,507	—	21,131	—	363,638	(363,638)	—
Changes in noncontrolling interests of Match Group due to the issuance of its common stock	—	—	—	—	—	(7,691)	—	—	—	(7,691)	7,691	—
Noncontrolling interests created in an acquisition	—	—	—	—	—	12,222	—	—	—	12,222	9,811	22,033
Other	(1,124)	—	—	—	—	(3,069)	—	—	—	(3,069)	(353)	(3,422)
Balance as of December 31, 2016	$32,827	$256	255,672	$16	16,157	$11,921,559	$290,114	$(166,123)	$(10,176,600)	$1,869,222	$141,448	$2,010,670
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) earnings	$(16,151)	$113,374	$409,230
Less: earnings from discontinued operations, net of tax	189	17	174,673
(Loss) earnings from continuing operations	(16,340)	113,357	234,557
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Stock-based compensation expense	104,820	105,450	59,634
Depreciation	71,676	62,205	61,156
Amortization of intangibles	79,426	139,952	57,926
Goodwill impairment	275,367	14,056	—
Impairment of long-term investments	10,680	6,689	66,601
Excess tax benefits from stock-based awards	(51,764)	(56,418)	(44,957)
Deferred income taxes	(119,181)	(59,786)	76,869
Equity in losses (earnings) of unconsolidated affiliates	549	(772)	9,697
Acquisition-related contingent consideration fair value adjustments	2,555	(15,461)	(13,367)
Gains on sale of businesses, investments and assets, net	(50,965)	(1,005)	(21,946)
Gain on real estate transaction	—	(34,341)	—
Other adjustments, net	4,734	26,496	20,789
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,283	(29,680)	(19,918)
Other assets	(12,905)	(21,174)	(3,606)
Accounts payable and other current liabilities	(52,359)	8,756	4,963
Income taxes payable	8,998	24,167	(94,492)
Deferred revenue	35,803	66,914	30,142
Net cash provided by operating activities attributable to continuing operations	292,377	349,405	424,048
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	(18,403)	(617,402)	(259,391)
Capital expenditures	(78,039)	(62,049)	(57,233)
Investments in time deposits	(87,500)	—	—
Proceeds from maturities of time deposits	87,500	—	—
Proceeds from maturities and sales of marketable debt securities	252,369	218,462	21,644
Purchases of marketable debt securities	(313,943)	(93,134)	(175,826)
Purchases of investments	(12,565)	(34,470)	(24,334)
Net proceeds from the sale of businesses, investments and assets	172,228	9,413	58,388
Other, net	11,215	(3,541)	(3,042)
Net cash provided by (used in) investing activities attributable to continuing operations	12,862	(582,721)	(439,794)
Cash flows from financing activities attributable to continuing operations:
Borrowings under Match Group Term Loan	—	788,000	—
Principal payments on Match Group Term Loan	(450,000)	—	—
Proceeds from Match Group 2016 Senior Notes offering	400,000	—	—
Principal payments on IAC debt, including redemptions and repurchases of Senior Notes	(126,409)	(80,000)	—
Debt issuance costs	(7,811)	(19,050)	(383)
Fees and expenses related to note exchange	—	(6,954)	—
Proceeds from Match Group initial public offering, net of fees and expenses	—	428,789	—
Purchase of treasury stock	(308,948)	(200,000)	—
Dividends	—	(113,196)	(97,338)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(895)	(38,418)	1,609
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	9,548	—	—
Repurchase of stock-based awards	—	(23,431)	—
Excess tax benefits from stock-based awards	51,764	56,418	44,957
Purchase of noncontrolling interests	(2,740)	(32,207)	(33,165)
Acquisition-related contingent consideration payments	(2,180)	(5,750)	(8,109)
Funds held in escrow for MyHammer tender offer	(10,548)	—	—
Other, net	(2,846)	(19,393)	11,449
Net cash (used in) provided by financing activities attributable to continuing operations	(451,065)	734,808	(80,980)
Total cash (used in) provided by continuing operations	(145,826)	501,492	(96,726)
Total cash used in discontinued operations	—	(152)	(145)
Effect of exchange rate changes on cash and cash equivalents	(6,434)	(10,298)	(13,168)
Net (decrease) increase in cash and cash equivalents	(152,260)	491,042	(110,039)
Cash and cash equivalents at beginning of period	1,481,447	990,405	1,100,444
Cash and cash equivalents at end of period	$1,329,187	$1,481,447	$990,405
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
IAC is a leading media and Internet company comprised of widely known consumer brands, such as HomeAdvisor, Vimeo, Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, Tinder, PlentyOfFish and OkCupid.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
The Company has six reportable segments, which are described below.
Match Group
Our Match Group segment includes the dating and non-dating businesses of Match Group, Inc., which completed its initial public offering ("IPO") on November 24, 2015. As of December 31, 2016, IAC’s ownership interest and voting interest in Match Group were 82.5% and 97.9%, respectively.
Our Match Group segment consists of our North America dating business (which includes Match, Tinder, PlentyOfFish, OkCupid, our various affinity brands and other dating businesses operating within the United States and Canada), our International dating business (which includes Meetic, Pairs, Twoo, the international operations of Tinder and PlentyOfFish and all other dating businesses operating outside of the United States and Canada) and Match Group's non-dating business, The Princeton Review.
Through the brands within our dating business, we are a leading provider of membership-based and ad-supported dating products servicing North America, Western Europe and many other regions around the world. We provide these services through websites and applications that we own and operate.
Match Group's non-dating business consists of The Princeton Review, which provides a variety of educational test preparation, academic tutoring and college counseling services.
HomeAdvisor
HomeAdvisor is a leading global home services digital marketplace that helps connect consumers with home professionals in North America, as well as in France, the Netherlands and Italy under various brands. On November 3, 2016, HomeAdvisor acquired a controlling interest in MyHammer Holding AG, the leading home services marketplace in Germany.
Video
Our Video segment consists primarily of Vimeo, Electus, CollegeHumor, Notional, IAC Films and Daily Burn.
Vimeo operates a global video sharing platform for creators and their audiences. Through Vimeo, we offer video creators simple, professional grade tools to share, manage, distribute and monetize content online, and provide viewers with a clutter-free environment to watch content across a variety of Internet-enabled devices, including mobile devices and connected television platforms.
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
Daily Burn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, Roku and other Internet-enabled television platforms.
Applications

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Applications segment includes Consumer, which includes our direct-to-consumer downloadable desktop applications, including Apalon, which houses our mobile applications operations, and SlimWare, which houses our downloadable desktop software and services operations; and Partnerships, which includes our business-to-business partnership operations.
Through our Consumer business, we develop, market and distribute a variety of applications, including desktop applications through which users can access search services and which are tailored to a number of specific online uses. Apalon is an award-winning mobile development company with one of the largest and most popular portfolios of mobile applications worldwide. SlimWare is a provider of community-powered software and services that clean, repair, update and optimize personal computers.
Through our Partnerships business, we work closely with partners in the software, media and other industries to design and develop customized browser-based search applications to be bundled and distributed with these partners’ products and services.
Publishing
The Publishing segment includes our Premium Brands business, which is composed of About.com, Dictionary.com, Investopedia and The Daily Beast; and our Ask & Other business, which primarily includes Ask.com, CityGrid and, for periods prior to its sale on June 30, 2016, ASKfm.
Premium Brands
Our Premium Brands business primarily consists of the following destination websites:

•	About.com, which provides detailed information and content written by independent, freelance subject matter experts;

•	Dictionary.com, which primarily provides online and mobile dictionary, thesaurus and reference services;

•	Investopedia, a resource for investment and personal finance education and information; and

•
The Daily Beast, a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors in the United States.

During 2016, About.com evolved from a general content website to a collection of vertical brands by transitioning content from the various network channels on its general content website to stand-alone vertical domains, each with its own unique branding and user experience. To date, content from four network channels (specifically, Health, Money, Tech, and Home) has been transitioned to four verticals (Verywell.com, TheBalance.com, Lifewire.com and TheSpruce.com, respectively).
Ask & Other
Our Ask & Other business primarily consists of:

•	Ask.com, which provides general search services, as well as question and answer services that provide direct answers to natural-language questions;

•	CityGrid, an advertising network that integrates local content and advertising for distribution to affiliated and third party publishers across web and mobile platforms; and

•	For periods prior to its sale on June 30, 2016, ASKfm, a questions and answers social network.
Other
Our Other segment consisted of ShoeBuy, an Internet retailer of footwear and related apparel and accessories, and PriceRunner, a shopping comparison website. ShoeBuy and PriceRunner were sold on December 30, 2016 and March 18, 2016, respectively.

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
Match Group
Revenue of the dating businesses is substantially derived directly from users in the form of recurring membership fees for subscription-based online personals and related services. Membership revenue is presented net of credits and credit card

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

chargebacks. Members pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for memberships are deferred and recognized using the straight-line method over the terms of the applicable membership period, which primarily range from one to six months, and corresponding mobile app store fees incurred on such transactions, if any, are deferred and expensed over the same period. Deferred revenue at Dating is $161.1 million and $144.4 million at December 31, 2016 and 2015, respectively. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized every time an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.
Non-dating's revenue consists primarily of fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. Fees from classes and access to online materials are recognized over the period of the course and the period of the online access, respectively. Tutoring fees are recognized based on usage. Deferred revenue at Non-dating is $23.3 million and $25.7 million at December 31, 2016 and 2015, respectively.
HomeAdvisor
HomeAdvisor's lead acceptance revenue is generated and recognized when an in-network home service professional is delivered a consumer lead. HomeAdvisor's membership subscription revenue is generated through subscription sales to service professionals and is deferred and recognized over the term of the applicable membership. Membership can be one month, three months, or one year. HomeAdvisor's website hosting revenue is deferred and recognized over the period of the hosting agreement. Deferred revenue at HomeAdvisor is $18.8 million and $11.9 million at December 31, 2016 and 2015, respectively.
Video
Revenue of businesses included in this segment is generated primarily through media production and distribution, subscriptions and advertising. Production revenue is recognized when the production is available for the customer to broadcast or exhibit, subscription fee revenue is recognized over the terms of the applicable subscriptions, which are one month or one year, and advertising revenue is recognized when an ad is displayed or over the period earned. Deferred revenue at Vimeo is $36.7 million and $30.4 million at December 31, 2016 and 2015, respectively. Deferred revenue at Electus, CollegeHumor and Notional totals $23.1 million and $24.4 million at December 31, 2016 and 2015, respectively.
Applications
Substantially all of Applications' revenue consists of advertising revenue generated principally through the display of paid listings in response to search queries. The substantial majority of the paid listings displayed by our Applications businesses are supplied to us by Google Inc. ("Google") pursuant to our services agreement with Google.
Pursuant to this agreement, those of our Applications businesses that provide search services transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through one of our Applications businesses and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with us. We recognize paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third party distributor as traffic acquisition costs.
To a significantly lesser extent, Applications' revenue also consists of fees related to subscription downloadable applications which are recognized over the terms of the applicable subscriptions, primarily one to two years, and fees related to paid mobile downloadable applications and display advertisements, which are recognized at the time of the sale and when the ad is displayed, respectively. Deferred revenue at SlimWare is $26.1 million and $21.0 million at December 31, 2016 and 2015, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Publishing
Publishing's revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries, display advertisements (sold directly and through programmatic ad sales) and fees related to paid mobile downloadable applications. The substantial majority of the paid listings that our Publishing businesses display are supplied to us by Google in the manner and pursuant to the services agreement with Google, which is described above under "Applications."
Other
ShoeBuy's revenue consisted of merchandise sales, reduced by incentive discounts and sales returns, and was recognized when delivery to the customer had occurred. Delivery was considered to have occurred when the customer took title and assumed the risks and rewards of ownership, which was on the date of shipment. Accruals for returned merchandise were based on historical experience. Shipping and handling fees billed to customers was recorded as revenue. The costs associated with shipping goods to customers were recorded as cost of revenue.
PriceRunner's revenue consisted principally of advertising revenue that, depending on the terms of the arrangement, was recognized when a user clicked on an ad, or when a user clicked-through on the ad and took a specified action on the destination site.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds, commercial paper rated A1/P1 or better and treasury discount notes. Internationally, cash equivalents primarily consist of AAA rated treasury money market funds and time deposits.
Marketable Securities
At December 31, 2016, marketable securities consist of commercial paper rated A1/P1, treasury discount notes and short-to-medium-term debt securities issued by investment grade corporate issuers. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in marketable equity securities as part of its investment strategy. All marketable securities are classified as available-for-sale and are reported at fair value. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.
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
Certain Risks and Concentrations
A significant portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google. For the years ended December 31, 2016, 2015 and 2014, revenue from Google represents 26%, 40% and 45%, respectively, of the Company's consolidated revenue. The Company's service agreement became effective on April 1, 2016, following the expiration of the previous services agreement. The services

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2016, 2015 and 2014, revenue earned from Google is $824.4 million, $1.3 billion and $1.4 billion, respectively. This revenue is earned by the businesses comprising the Applications and Publishing segments. For the years ended December 31, 2016, 2015 and 2014, Google revenue represents 87% and 73%; 94% and 83%; and 97% and 83%, of Applications and Publishing revenue, respectively. Accounts receivable related to revenue earned from Google totaled $65.8 million and $97.2 million at December 31, 2016 and 2015, respectively.
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
Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter.

Asset Category	Estimated Useful Lives
Buildings and leasehold improvements	3 to 39 Years
Computer equipment and capitalized software	2 to 3 Years
Furniture and other equipment	3 to 12 Years
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $46.9 million and $39.6 million at December 31, 2016 and 2015, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements are initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Determining the fair value of these arrangements is inherently difficult and subjective. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement and can have a material impact on our consolidated financial statements. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. See "Note 8—Fair Value Measurements and Financial Instruments" for a discussion of contingent consideration arrangements.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill acquired in a business combination is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or, more frequently, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, the implied fair value of the reporting unit's goodwill is calculated (in the same manner as a business combination) and an impairment loss equal to the excess is recorded.
For the Company's annual goodwill test at October 1, 2016, a qualitative assessment of the Match Group, HomeAdvisor Domestic, HomeAdvisor International, Vimeo, Daily Burn and ShoeBuy reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units is described below:

•	Match Group's October 1, 2016 market capitalization of $4.8 billion exceeded its carrying value by more than 970% and Match Group's strong operating performance.

•
The Company performed valuations of the HomeAdvisor Domestic, HomeAdvisor International, Vimeo and Daily Burn reporting units during 2016. These valuations were prepared primarily in connection with the issuance and/or settlement of equity grants that are denominated in the shares of these businesses. The valuations were prepared time proximate to, however, not as of October 1, 2016. The fair value of each of these businesses was significantly in excess of its October 1, 2016 carrying value.

•
ShoeBuy's expected sales price was significantly in excess of its October 1, 2016 carrying value; which was confirmed by the sales price realized in its sale on December 30, 2016, which resulted in a pre-tax gain of $37.5 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Company's annual goodwill test at October 1, 2016, the Company concluded that it was not more likely than not that the fair values of the Applications and Connected Ventures reporting units were greater than their respective carrying values and performed a quantitative test of these reporting units. The Company's quantitative test indicated that the fair value of each of these reporting units is in excess of its respective carrying value; therefore, the goodwill of these reporting units is not impaired. The Publishing reporting unit had no goodwill as of October 1, 2016 because the Company recorded an impairment charge equal to the entire $275.4 million balance of the Publishing reporting unit goodwill during the second quarter of 2016, which is more fully described below, following a quantitative impairment test as of June 30, 2016.
The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its subsidiary denominated stock based compensation plans, which can be a significant factor in the decision to apply the qualitative screen. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in determining the fair value of the Company's reporting units ranged from 10% to 17.5% in 2016 and 12% to 22% in 2015. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
At October 1, 2016, the fair value of each of the Company's reporting units with goodwill exceeded its carrying value by more than 20%.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair value of its indefinite-lived intangible asset are less than its carrying value, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11% to 16% in both 2016 and 2015, and the royalty rates used ranged from 2% to 7% in 2016 and 1% to 9% in 2015.
While the 2016 annual assessment did not identify any material impairments, during the second quarter of 2016 the Company recorded impairment charges related to the entire $275.4 million balance of the Publishing reporting unit goodwill and $11.6 million related to certain Publishing indefinite-lived intangible assets. The goodwill impairment charge at Publishing was driven by the impact from the new Google contract, traffic trends and monetization challenges and the corresponding impact on the current estimate of fair value. The expected cash flows used in the Publishing DCF analysis were based on the Company's most recent forecast for the second half of 2016 and each of the years in the forecast period, which were updated to include the effects of the new Google contract, traffic trends and monetization challenges and the cost savings from our restructuring efforts. For years beyond the forecast period, the Company's estimated cash flows were based on forecasted growth rates. The discount rate used in the DCF analysis reflected the risks inherent in the expected future cash flows of the Publishing reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value of the Publishing reporting unit. To determine a peer group of companies for Publishing, we considered companies relevant in terms of business model, revenue profile, margin and growth characteristics and brand strength. The indefinite-lived intangible asset impairment charge related to certain trade names and trademarks and were due to reduced level of revenue and profits, which, in turn, also led to a reduction in the assumed royalty rates for these assets. The royalty rates used to value the trade names that were impaired ranged from 2% to 6% and the discount rate that was used reflected the risks inherent in the expected future cash flows of the trade names and trademarks. The impairment charge is included in "Amortization of intangibles" in the accompanying consolidated statement of operations.
In 2015, the Company identified and recorded impairment charges of $88.0 million related to certain indefinite-lived intangible assets at the Publishing segment and $14.1 million at the Other segment related to goodwill at ShoeBuy. The indefinite-lived intangible asset impairment charge at Publishing related to certain trade names of certain Ask & Other direct marketing brands, including Ask.com. The impairment charge reflected the impact of Google ecosystem changes that have impacted our ability to market, the effect of the reduced revenue share on mobile under the terms of the services agreement with Google, and the shift in focus to higher margin businesses in Publishing's Premium Brands. The combined impact of these factors has reduced the forecasted revenue and profits for these brands and the impairment charge reflected the resultant reduction in fair value. The goodwill impairment charge at ShoeBuy was due to increased investment and the seasonal effect of high inventory levels as of October 1, 2015. The 2014 annual assessment identified no material impairments.
The Company's reporting units are consistent with its determination of its operating segments. Goodwill is tested for impairment at the reporting unit level. See "Note 14—Segment Information" for additional information regarding the Company's method of determining operating and reportable segments.
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

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See "Note 8—Fair Value Measurements and Financial Instruments" for a discussion of fair value measurements made using Level 3 inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Traffic Acquisition Costs
Traffic acquisition costs consist of (i) payments made to partners who distribute our Partnerships customized browser-based applications and who integrate our paid listings into their websites and (ii) fees related to the distribution and facilitation of in-app purchase of product features. These payments include amounts based on revenue share and other arrangements. The Company expenses these payments in the period incurred as a component of cost of revenue.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines and third parties that distribute our Consumer downloadable applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the Match Group brands. Advertising expense is $1.0 billion, $1.2 billion and $994.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of other income (expense), net. See "Note 20—Consolidated Financial Statement Details" for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. Such gains totaled $2.2 million during the year ended December 31, 2015 and is included in "Other income (expense), net" in the accompanying consolidated statement of operations.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See "Note 13—Stock-based Compensation" for a discussion of the Company's stock-based compensation plans.
Redeemable Noncontrolling Interests
Noncontrolling interests in the consolidated subsidiaries of the Company are ordinarily reported on the consolidated balance sheet within shareholders' equity, separately from the Company's equity. However, securities that are redeemable at the option of the holder and not solely within the control of the issuer must be classified outside of shareholders' equity. Accordingly, all noncontrolling interests that are redeemable at the option of the holder are presented outside of shareholders' equity in the accompanying consolidated balance sheet.
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates in the future. During the years ended December 31, 2016 and 2015, one and two of these arrangements, respectively, were exercised. No put or call arrangements were exercised during 2014. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2016, 2015 and 2014, the Company recorded adjustments of $7.9 million, $23.2 million and $27.8 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Noncontrolling Interests
During the quarter ended March 31, 2016, the Company reallocated amounts within the accounts comprising shareholders' equity to correct the amount of noncontrolling interests that was initially recorded following the IPO of Match Group, which occurred on November 24, 2015. The noncontrolling interests should have been recorded using the net book value of Match Group rather than the net IPO proceeds. In addition, the adjustment allocates the proportionate share of the accumulated other comprehensive loss to the noncontrolling interests balance. The reallocation has no effect on net income or earnings per share. Based on our assessment of both qualitative and quantitative factors, the reallocation was not considered material to the consolidated financial statements of the Company as of and for the year ended December 31, 2016, or any of the interim reporting periods included therein, and for the year ended December 31, 2015. Therefore, the adjustment was initially reflected in the consolidated financial statements of the Company as of and for the three months ended March 31, 2016, and was also reflected in the year-to-date consolidated financial statements of each subsequent interim period in 2016 and in the accompanying consolidated financial statements for the year ending December 31, 2016.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
Accounting Pronouncements not yet adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. In March, April, May and December 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, respectively, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU No. 2014-09 may either be applied retrospectively to each prior period presented or using the modified retrospective approach with the cumulative effect recognized as of the date of initial application. The Company will adopt ASU No. 2014-09, as amended by ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, using the modified retrospective approach effective January 1, 2018. The Company is currently evaluating the impact the adoption of these standard updates will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payments Accounting (Topic 718). The update is intended to simplify existing guidance on various aspects of the accounting and presentation of employee share-based payments in financial statements including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The provisions of ASU No. 2016-09 are effective for reporting periods beginning after December 15, 2016; early adoption is permitted.
The primary effects of the adoption of ASU No. 2016-09 on the Company’s results of operations, cash flows and earnings per share will be due to the change in the treatment of the excess tax benefit (deficiency) related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units. The table below illustrates this effect.

Excess tax benefit (deficiency) of equity awards to employees upon exercise of stock options and the vesting of restricted stock units:	Accounting under current GAAP:	Accounting following adoption of ASU No. 2016-09:
Statement of operations	Treated as an increase (or decrease) to additional paid-in capital when realized (i.e., reduction of income taxes payable)	Included in the determination of the income tax provision or benefit upon option exercise or share vesting
Statement of cash flows	Treated as a financing cash flow	Treated as an operating cash flow
Calculation of fully diluted shares for the determination of earnings per share	Included as a component of the assumed proceeds in applying the treasury stock method	Excluded from the assumed proceeds in applying the treasury stock method
The expected effect of the adoption of ASU No. 2016-09 for the Company will be to increase reported net earnings (or reduce reported net loss), operating cash flow and basic earnings per share (or reduce reported net loss per share). The number of shares used in the calculation of fully diluted earnings per share will also increase due to the reduction in assumed proceeds under the treasury stock method. The actual effect on fully diluted earnings per share could be an increase or a decrease in any period, which will depend upon the increase in reported earnings and the increase in the number of shares included in the fully diluted earnings per share calculation.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 1, 2017, the Company will adopt the change in treatment of excess tax benefit (deficiency) using the modified retrospective approach with the cumulative effect recognized as of the date of initial adoption and will apply the provisions of ASU No. 2016-09 related to the presentation on the statement of cash flows using the retrospective approach.
To illustrate the effect of ASU No. 2016-09 on the Company’s results for the year ended December 31, 2016, the table below illustrates the change in the Company’s reported results after giving pro forma effect to ASU No. 2016-09 as if it had been in effect on January 1, 2016.

	Reported results under current GAAP	Pro forma results assuming ASU No. 2016-09 had been in effect on January 1, 2016
	(In thousands, except per share data)
Net (loss) earnings	$(16,151)	$33,255
Net earnings attributable to noncontrolling interests	(25,129)	(30,024)
Net (loss) earnings attributable to IAC shareholders	(41,280)	3,231
Cash flows provided by operating activities attributable to continuing operations	292,377	344,141
Cash flows used in financing activities attributable to continuing operations	(451,065)	(502,829)
Basic (loss) earnings per share from continuing operations	$(0.52)	$0.10
Fully diluted loss per share from continuing operations	$(0.52)	$(0.19)
In August 2016, the FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which makes clarifications to how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. The Company does not expect the adoption of this standard update to have a material impact on its consolidated financial statements and is currently evaluating the method and timing of adoption.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the accounting for goodwill impairment. The guidance will eliminate the requirement to calculate the implied fair value of goodwill under today’s two-step impairment test to measure a goodwill impairment charge. The provisions of ASU No. 2017-04 are effective for reporting periods beginning after December 15, 2019; early adoption is permitted. The provisions of ASU 2017-04 are to be applied using a prospective approach. The Company will adopt the provisions of ASU 2017-04 on January 1, 2017 and does not expect the adoption of this standard update to have a material impact on its consolidated financial statements.
Accounting Pronouncement adopted by the Company
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Together, this guidance requires that deferred debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with debt discounts and premiums, while debt issuance costs related to line-of-credit arrangements may still continue to be classified as assets. The Company adopted the provisions of ASU No. 2015-03 and ASU No. 2015-15 in the first quarter of 2016 and applied the provisions retrospectively, resulting in $21.3 million of deferred debt issuance costs being reclassified from other non-current assets to long-term debt, net of current portion, in the accompanying December 31, 2015 consolidated balance sheet.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
U.S. and foreign (loss) earnings from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
U.S.	$(248,622)	$79,639	$174,792
Foreign	167,348	63,234	95,137
Total	$(81,274)	$142,873	$269,929
The components of the (benefit) provision for income taxes attributable to continuing operations are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current income tax provision (benefit):
Federal	$23,343	$67,505	$(45,842)
State	3,662	7,785	(14,787)
Foreign	27,242	14,012	19,132
Current income tax provision (benefit)	54,247	89,302	(41,497)
Deferred income tax (benefit) provision:
Federal	(100,798)	(50,254)	74,255
State	(9,518)	(3,727)	3,090
Foreign	(8,865)	(5,805)	(476)
Deferred income tax (benefit) provision	(119,181)	(59,786)	76,869
Income tax (benefit) provision	$(64,934)	$29,516	$35,372
The current income tax payable was reduced by $51.8 million, $56.4 million and $45.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, for excess tax deductions attributable to stock-based compensation. The related income tax benefits are recorded as increases to additional paid-in capital.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes receivable (payable) and deferred tax assets (liabilities) are included in the following captions in the accompanying consolidated balance sheet at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Income taxes receivable (payable):
Other current assets	$41,352	$26,793
Other non-current assets	1,615	1,564
Accrued expenses and other current liabilities	(5,788)	(33,029)
Income taxes payable	(33,528)	(33,692)
Net income taxes receivable (payable)	$3,651	$(38,364)

Deferred tax assets (liabilities):
Other non-current assets	$2,511	$1,970
Deferred income taxes	(228,798)	(348,773)
Net deferred tax liabilities	$(226,287)	$(346,803)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Accrued expenses	$40,273	$36,418
Net operating loss carryforwards	63,948	68,048
Tax credit carryforwards	11,570	13,753
Stock-based compensation	87,914	76,285
Cost method investments	9,955	6,251
Equity method investments	17,455	17,105
Intangible and other assets	13,708	—
Other	20,089	16,057
Total deferred tax assets	264,912	233,917
Less valuation allowance	(88,170)	(90,482)
Net deferred tax assets	176,742	143,435
Deferred tax liabilities:
Investment in subsidiaries	(385,474)	(382,254)
Intangible and other assets	—	(88,846)
Other	(17,555)	(19,138)
Total deferred tax liabilities	(403,029)	(490,238)
Net deferred tax liabilities	$(226,287)	$(346,803)
At December 31, 2016, the Company has federal and state net operating losses ("NOLs") of $71.8 million and $123.5 million, respectively. If not utilized, the federal NOLs will primarily expire at various times between 2030 and 2036, and the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

state NOLs will expire at various times between 2017 and 2036. Utilization of federal and state NOLs will be subject to limitations under Section 382 of the Internal Revenue Code and applicable state law. At December 31, 2016, the Company has foreign NOLs of $126.3 million available to offset future income. Of these foreign NOLs, $112.4 million can be carried forward indefinitely and $13.9 million will expire at various times between 2017 and 2036. During 2016, the Company recognized tax benefits related to NOLs of $19.8 million. At December 31, 2016, the Company has federal and state capital losses of $16.5 million and $26.2 million, respectively. If not utilized, the capital losses will expire between 2017 and 2021. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.
At December 31, 2016, the Company has tax credit carryforwards of $18.3 million. Of this amount, $9.1 million relates to state tax credits for research activities, $3.9 million relates to federal credits for foreign taxes, and $5.3 million relates to various state and local tax credits. Of these credit carryforwards, $11.0 million can be carried forward indefinitely and $7.3 million will expire primarily by 2018.
During 2016, the Company's valuation allowance decreased by $2.3 million primarily due to the decrease in state and foreign net operating losses and foreign tax credits, partially offset by an increase in federal and state capital losses and other-than-temporary impairment charges on certain cost method investments. At December 31, 2016, the Company has a valuation allowance of $88.2 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is shown as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Income tax (benefit) provision at the federal statutory rate of 35%	$(28,446)	$50,006	$94,475
Change in tax reserves, net	(828)	(2,928)	(86,151)
Foreign income taxed at a different statutory tax rate	(20,277)	(6,077)	(10,456)
State income taxes, net of effect of federal tax benefit	(3,880)	2,208	7,240
Realization of certain deferred tax assets	—	(22,440)	—
Non-taxable contingent consideration fair value adjustments	1,020	(4,517)	(4,439)
Non-taxable foreign currency exchange gains	(6,837)	(4,306)	—
Unbenefited losses	1,730	4,264	5,433
Non-deductible goodwill associated with the sale of Urbanspoon	—	—	6,982
Non-taxable sale and non-deductible goodwill associated with ShoeBuy	(13,142)	4,920	—
Goodwill impairment of Publishing	10,649	—	—
Non-deductible impairments for certain cost method investments	3,489	2,341	23,310
Deferred tax adjustment for enacted changes in tax laws and rates	(4,594)	—	—
Other, net	(3,818)	6,045	(1,022)
Income tax (benefit) provision	$(64,934)	$29,516	$35,372
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries aggregating $680.2 million at December 31, 2016. The estimated amount of the unrecognized deferred income tax liability with respect to such earnings would be $169.3 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2016	2015	2014
	(In thousands)
Balance at January 1	$40,808	$30,386	$275,813
Additions based on tax positions related to the current year	2,033	4,227	2,159
Additions for tax positions of prior years	2,676	14,467	1,622
Reductions for tax positions of prior years	(743)	(1,556)	(5,611)
Settlements	(5,107)	—	(5,092)
Expiration of applicable statutes of limitations	(1,295)	(6,716)	(238,505)
Balance at December 31	$38,372	$40,808	$30,386
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for continuing operations for the years ended December 31, 2016, 2015 and 2014 is a $0.4 million expense, $0.1 million expense and $58.5 million benefit, respectively, net of related deferred taxes of $0.2 million, less than $0.1 million and $35.3 million, respectively, for interest on unrecognized tax benefits. Included in the income tax provision for discontinued operations for the years ended December 31, 2016, 2015 and 2014 is a less than $0.1 million benefit, less than $0.1 million benefit and $19.7 million benefit, respectively, net of related deferred taxes of less than $0.1 million, less than $0.1 million and $11.7 million, respectively, for interest on unrecognized tax benefits. At December 31, 2016 and 2015, the Company has accrued $2.6 million and $2.5 million, respectively, for the payment of interest. At December 31, 2016 and 2015, the Company has accrued $1.7 million and $2.2 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. The statute of limitations for the years 2010 through 2012 has been extended to December 31, 2017. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At December 31, 2016 and 2015, unrecognized tax benefits, including interest, were $41.0 million and $43.4 million, respectively. If unrecognized tax benefits at December 31, 2016 are subsequently recognized, $37.7 million, net of related deferred tax assets and interest, would reduce income tax expense for continuing operations. The comparable amount as of December 31, 2015 was $41.0 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $6.9 million by December 31, 2017, due to settlements and expirations of statutes of limitations; all of which would reduce the income tax provision for continuing operations.
NOTE 4—BUSINESS COMBINATION
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
The financial results of PlentyOfFish are included in the Company's consolidated financial statements, within the Match Group segment, beginning October 28, 2015. For the year ended December 31, 2015, the Company included $8.0 million of revenue and $0.7 million of net earnings in its consolidated statement of operations related to PlentyOfFish.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Pro forma Financial Information
The unaudited pro forma financial information in the table below presents the combined results of the Company and PlentyOfFish as if the acquisition of PlentyOfFish had occurred on January 1, 2014. The pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the acquisition actually occurred on January 1, 2014. For the years ended December 31, 2015 and 2014, pro forma adjustments reflected below include increases of $1.4 million and $14.6 million, respectively, in amortization of intangible assets. The pro forma adjustments reflected below for the year ended December 31, 2014 also include a reduction in revenue of $5.1 million due to the write-off of deferred revenue at the date of acquisition.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2015	2014
	(In thousands, except per share data)
Revenue	$3,309,287	$3,157,893
Net earnings attributable to IAC shareholders	$155,599	$413,299
Basic earnings per share attributable to IAC shareholders	$1.88	$4.96
Diluted earnings per share attributable to IAC shareholders	$1.76	$4.67

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2016	2015
	(In thousands)
Goodwill	$1,924,052	$2,245,364
Intangible assets with indefinite lives	320,645	380,137
Intangible assets with definite lives, net	34,806	60,691
Total goodwill and intangible assets, net	$2,279,503	$2,686,192
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2016:

	Balance at December 31, 2015	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at December 31, 2016
	(In thousands)
Match Group	$1,293,109	$603	$(3,063)	$—	$(9,689)	$1,280,960
HomeAdvisor	150,251	21,985	—	—	(1,625)	170,611
Video	15,590	9,649	—	—	—	25,239
Applications	447,242	—	—	—	—	447,242
Publishing	277,192	—	(1,968)	(275,367)	143	—
Other	61,980	—	(62,780)	—	800	—
Total	$2,245,364	$32,237	$(67,811)	$(275,367)	$(10,371)	$1,924,052
The December 31, 2016 goodwill balance reflects accumulated impairment losses of $598.0 million, $529.1 million and $11.6 million at Publishing, Applications and Connected Ventures (included in the Video segment), respectively.
The additions primarily relate to the acquisitions of MyHammer Holding AG (included in the HomeAdvisor segment) and VHX (included in the Video segment). The deductions primarily relate to the sales of PriceRunner and ShoeBuy (both included in the Other segment). See "Note 2—Summary of Significant Accounting Policies" for information on the 2016 impairment charge at Publishing.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2015:

	Balance at December 31, 2014	Additions	Impairment	Foreign Exchange Translation	Allocation of IAC's former Search & Applications Segment Goodwill Based on Relative Fair Value	Balance at December 31, 2015
	(In thousands)
Search & Applications (a)	$774,822	$1,450	$—	$(1,230)	$(775,042)	$—

Match Group	791,474	547,910	—	(46,275)	—	1,293,109
HomeAdvisor	151,321	—	—	(1,070)	—	150,251
Video	15,590	—	—	—	—	15,590
Applications	—	—	—	—	447,242	447,242
Publishing	—	3,504	—	963	272,725	277,192
Other	21,719	—	(14,056)	(758)	55,075	61,980
Total	$1,754,926	$552,864	$(14,056)	$(48,370)	$—	$2,245,364
________________________

(a)
Prior to the fourth quarter of 2015, Search & Applications was a reportable segment consisting of one operating segment and one reporting unit. In the fourth quarter of 2015, Search &Applications was split into three new operating segments and reporting units: Applications, Publishing and PriceRunner (included in the Other segment). The goodwill of Search & Applications was allocated to these three reporting units based upon their relative fair values as of October 1, 2015. It was not possible to reflect this allocation on a retrospective basis because of acquisitions and dispositions during the three years in the period ended December 31, 2015.

The additions primarily relate to Match Group's acquisitions of PlentyOfFish and Eureka. See "Note 2—Summary of Significant Accounting Policies" for information on the 2015 impairment charge at ShoeBuy.
The December 31, 2015 goodwill balance includes accumulated impairment losses of $529.1 million, $322.6 million and $65.2 million, which were re-allocated from the former Search & Applications segment, to Applications, Publishing and PriceRunner, respectively, based on their relative fair values as of October 1, 2015 following the change in reportable segments that occurred during the fourth quarter of 2015. The goodwill balance at December 31, 2015 also includes accumulated impairment losses of $42.1 million and $11.6 million at ShoeBuy (included in the Other segment) and Connected Ventures (included in the Video segment), respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. During the second quarter of 2016, the Company changed the classification of certain intangibles from indefinite-lived to definite-lived at Publishing. At December 31, 2016 and 2015, intangible assets with definite lives are as follows:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Trade names	$63,855	$(52,927)	$10,928	1.8
Technology	38,602	(27,667)	10,935	3.4
Content	14,802	(8,965)	5,837	4.3
Customer lists	12,485	(9,997)	2,488	3.7
Advertiser and supplier relationships and other	7,230	(2,612)	4,618	4.5
Total	$136,974	$(102,168)	$34,806	2.8

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Trade names	$32,123	$(26,268)	$5,855	2.5
Technology	55,487	(37,012)	18,475	3.2
Content	62,082	(48,937)	13,145	4.1
Customer lists	28,836	(13,078)	15,758	2.1
Advertiser and supplier relationships and other	15,709	(8,251)	7,458	4.2
Total	$194,237	$(133,546)	$60,691	3.3
At December 31, 2016, amortization of intangible assets with definite lives for each of the next five years is estimated to be as follows:

Years Ending December 31,	(In thousands)
2017	$23,815
2018	6,922
2019	2,866
2020	1,203
Total	$34,806
NOTE 6—MARKETABLE SECURITIES
At December 31, 2016, current available-for-sale marketable securities are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$49,797	$—	$—	$49,797
Treasury discount notes	34,978	—	(4)	34,974
Corporate debt securities	4,575	2	(6)	4,571
Total debt securities	89,350	2	(10)	89,342
Total marketable securities	$89,350	$2	$(10)	$89,342
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2016 are within one year.
The aggregate fair value of available-for-sale marketable debt securities with unrealized losses is $37.0 million as of December 31, 2016. There are no investments in current available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2016. The gross unrealized losses on the marketable debt securities relate primarily to changes in interest rates. The Company does not consider the gross unrealized losses to be other-than-temporary because the Company does not intend to sell the marketable debt securities that generated the gross unrealized losses at December 31, 2016, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized costs bases, which may be maturity.
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
The following table presents the proceeds from maturities and sales of current and non-current available-for-sale marketable securities and the related gross realized gains:

	December 31,
	2016	2015	2014
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$279,485	$218,976	$25,223
Gross realized gains	3,556	443	3,362
There were no gross realized losses from the maturities and sales of available-for-sale marketable securities for the years ended December 31, 2016, 2015 and 2014. However, during the second quarter of 2015, the Company recognized $0.3 million in losses that were deemed to be other-than-temporary related to various corporate debt securities that were expected to be sold by the Company, in part, to fund its cash needs related to Match Group's acquisition of PlentyOfFish for $575 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gross realized gains from the maturities and sales of available-for-sale marketable securities and losses that were deemed to be other-than-temporary are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
NOTE 7—LONG-TERM INVESTMENTS
Long-term investments consist of:

	December 31,
	2016	2015
	(In thousands)
Cost method investments	$116,133	$114,532
Equity method investments	6,677	11,262
Marketable equity security	—	7,542
Auction rate security	—	4,050
Total long-term investments	$122,810	$137,386
Cost method investments
In 2016, 2015 and 2014, the Company recorded $10.0 million, $4.5 million and $66.6 million, respectively, of other-than-temporary impairment charges for certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. These charges are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
The Company's largest cost method investment, through Match Group, is a 21% interest in the voting common stock of Zhenai Inc. ("Zhenai"), a leading provider of online dating and matchmaking services in China. However, given that our interest relative to other shareholders is not significant, we do not have the ability to exercise significant influence over the operating and financial matters of Zhenai and this investment is accounted for as a cost method investment.
Equity method investments
In 2016 and 2014, the Company recorded other-than-temporary impairment charges on certain of its investments of $0.6 million and $4.2 million, respectively. The other-than-temporary impairment charge recorded in 2014 related to one of its investments following the sale of a majority of the investee's assets. These charges are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
Marketable equity security
The cost basis of the Company's long-term marketable equity security at December 31, 2015 was $5.0 million with a gross unrealized gain of $2.6 million. The gross unrealized gain at December 31, 2015 was included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet. During the second quarter of 2016, this marketable equity security was classified as short-term due to the Company's decision to sell this security. During the third quarter of 2016, the security had been sold.
Auction rate security
See "Note 8—Fair Value Measurements and Financial Instruments" for information regarding the auction rate security.
NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$667,662	$—	$—	$667,662
Time deposits	—	79,000	—	79,000
Treasury discount notes	24,991	—	—	24,991
Commercial paper	—	123,640	—	123,640
Marketable securities:
Commercial paper	—	49,797	—	49,797
Treasury discount notes	34,974	—	—	34,974
Corporate debt securities	—	4,571	—	4,571
Total	$727,627	$257,008	$—	$984,635

Liabilities:
Contingent consideration arrangements	$—	$—	$(33,871)	$(33,871)

	December 31, 2015
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$601,848	$—	$—	$601,848
Time deposits	—	125,038	—	125,038
Commercial paper	—	302,418	—	302,418
Marketable securities:
Corporate debt securities	—	27,578	—	27,578
Equity security	11,622	—	—	11,622
Long-term investments:
Auction rate security	—	—	4,050	4,050
Marketable equity security	7,542	—	—	7,542
Total	$621,012	$455,034	$4,050	$1,080,096

Liabilities:
Contingent consideration arrangements	$—	$—	$(33,873)	$(33,873)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Year Ended
	December 31, 2016		December 31, 2015
	Auction Rate Security	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$4,050	$(33,873)	$6,070	$(30,140)
Total net gains (losses):
Included in earnings:
Fair value adjustments	—	(2,555)	—	15,461
Foreign currency exchange gains	—	—	—	626
Included in other comprehensive income (loss)	5,950	(1,571)	(2,020)	1,872
Fair value at date of acquisition	—	(185)	—	(27,442)
Settlements	—	2,180	—	5,750
Proceeds from sale	(10,000)	—	—	—
Other	—	2,133	—	—
Balance at December 31	$—	$(33,871)	$4,050	$(33,873)
Contingent consideration arrangements
As of December 31, 2016, there are seven contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these seven arrangements are $132.8 million and the fair value of these arrangements at December 31, 2016 is $33.9 million.
The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at December 31, 2016 and 2015 reflect discount rates ranging from 12% to 25%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at December 31, 2016 and 2015 includes a current portion of $33.4 million and $2.6 million, respectively, and non-current portion of $0.4 million and $31.2 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(20,000)	$(20,311)	$(40,000)	$(39,850)
Long-term debt, net of current portion	(1,582,484)	(1,657,861)	(1,726,954)	(1,761,601)
The fair value of long-term debt, including the current portion is estimated using market prices or indices for similar liabilities and taking into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 9—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2016	2015
	(In thousands)
Match Group Debt:
6.75% Senior Notes due December 15, 2022 (the "2015 Match Group Senior Notes"); interest payable each June 15 and December 15, which commenced on June 15, 2016	$445,172	$445,172
6.375% Senior Notes due June 1, 2024 (the "2016 Match Group Senior Notes"); interest payable each June 1 and December 1, which commenced on December 1, 2016	400,000	—
Match Group Term Loan due November 16, 2022 (a)	350,000	800,000
Total Match Group long-term debt	1,195,172	1,245,172
Less: Current maturities of Match Group long-term debt	—	40,000
Less: Unamortized original issue discount and original issue premium, net	5,245	11,691
Less: Unamortized debt issuance costs	13,434	16,610
Total Match Group debt, net of current maturities	1,176,493	1,176,871

IAC Debt:
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced on May 30, 2014	390,214	500,000
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced on June 15, 2013	38,109	54,732
Total IAC long-term debt	428,323	554,732
Less: Current portion of IAC long-term debt	20,000	—
Less: Unamortized debt issuance costs	2,332	4,649
Total IAC debt, net of current portion	405,991	550,083

Total long-term debt, net of current portion	$1,582,484	$1,726,954
________________________

(a)
The Match Group Term Loan matures on November 16, 2022; provided that, if any of the 2015 Match Group Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes, the Match Group Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Match Group Senior Notes:
The 2016 Match Group Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness outstanding under the Match Group Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Year	Percentage
2019	104.781%
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%
The 2015 Match Group Senior Notes were issued on November 16, 2015, in exchange for a portion of the IAC 2012 Senior Notes (the "Match Exchange Offer"). Promptly following the closing of the Match Exchange Offer, Match Group and its subsidiaries were designated as unrestricted subsidiaries of IAC for purposes of the indentures governing the 2013 and 2012 Senior Notes and the IAC Credit Facility. Following the designation, neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt.
At any time prior to December 15, 2017, the 2015 Match Group Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, the 2015 Match Group Senior Notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2017	102.375%
2018	101.583%
2019	100.792%
2020 and thereafter	100.000%
The indentures governing the 2016 and 2015 Match Group Senior Notes contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At December 31, 2016, there were no limitations pursuant thereto. There are additional covenants that limit Match Group's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event Match Group is not in compliance with the leverage ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting Match Group subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Match Group Term Loan and Match Group Credit Facility:
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), Match Group borrowed $800 million in the form of a term loan (the "Match Group Term Loan"). On March 31, 2016, Match Group made a $10 million principal payment on the Match Group Term Loan. On June 1, 2016, the $400 million in proceeds from the 2016 Match Group Senior Notes, described above, were used to prepay a portion of the Match Group Term Loan. On December 8, 2016, Match Group made an additional $40 million principal payment on the Match Group Term Loan. In addition, the remaining outstanding balance of $350 million, which is due at maturity, was repriced. The Match Group Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by the secured net leverage ratio contained in the Match Group Credit Agreement. The Match Group Term Loan bears interest, at Match Group's option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate at December 31, 2016 is 4.20%. Interest payments are due at least semi-annually through the term of the loan.
Match Group has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At December 31, 2016 and 2015, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
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
IAC Senior Notes:
The 2013 and 2012 Senior Notes were issued by IAC on November 15, 2013 and December 21, 2012, respectively. The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes. See "Note 22—Guarantor and Non-guarantor Financial Information" for financial information relating to guarantor and non-guarantor.
For the year ended December 31, 2016, the Company redeemed and repurchased $109.8 million of its 2013 Senior Notes and repurchased $16.6 million of its 2012 Senior Notes.
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. At December 31, 2016, there were no limitations pursuant thereto. There are additional covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements limiting our restricted subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of our assets. The indenture governing the 2012 Senior Notes was amended to eliminate substantially all of the restrictive covenants contained therein in connection with the Match Exchange Offer.
The Company may redeem the 2013 Senior Notes at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on November 30 of the years indicated below:

Year	Percentage
2016	101.625%
2017 and thereafter	100.000%
The redemption prices for the 2012 Senior Notes and the related time periods are identical to the 2015 Match Group Senior Notes presented above.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IAC Credit Facility:
IAC has a $300 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At December 31, 2016 and 2015, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio (as defined in the agreement) of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 2013 and 2012 Senior Notes rank equally with each other, and are subordinate to outstanding borrowings under the IAC Credit Facility to extent of the value of the assets securing such borrowings.
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2018	$390,214
2022	833,281
2024	400,000
Total	1,623,495
Less: Current portion of long-term debt	20,000
Less: Unamortized original issue discount and original issue premium, net	5,245
Less: Unamortized debt issuance costs	15,766
Total long term debt, net of current portion	$1,582,484

NOTE 10—SHAREHOLDERS' EQUITY
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of shares of IAC Class B common stock are entitled to receive, share for share, all the assets of IAC available for distribution to its stockholders, after the rights of the holders of any IAC preferred stock have been satisfied.
Reserved Common Shares
In connection with equity compensation plans, 17.9 million shares of IAC common stock are reserved at December 31, 2016.
Common Stock Repurchases
During 2016 and 2015, the Company purchased 6.3 million and 3.0 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $315.3 million and $200.0 million, respectively. During 2014, the Company did not purchase any shares of IAC common stock.
On May 3, 2016, IAC's Board of Directors authorized the repurchase of an additional 10.0 million shares of IAC common stock. At December 31, 2016, the Company has approximately 9.3 million shares remaining in its share repurchase authorization.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(154,645)	$2,542		$(152,103)
Other comprehensive (loss) income before reclassifications, net of tax benefit of $0.7 million related to unrealized losses on available-for-sale securities	(46,943)	4,855		(42,088)
Amounts reclassified to earnings	9,850	(2,913)	(a)	6,937
Net current period other comprehensive (loss) income	(37,093)	1,942		(35,151)
Reallocation of accumulated other comprehensive loss (income) related to the noncontrolling interests created in the Match Group IPO	21,589	(458)		21,131
Balance at December 31	$(170,149)	$4,026		$(166,123)
_________________________

(a)	Amount is net of a tax provision of $0.2 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gain On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(86,848)	$(852)		$(87,700)
Other comprehensive (loss) income before reclassifications, net of tax provision of $0.6 million related to unrealized gains on available-for-sale securities	(65,606)	3,537		(62,069)
Amounts reclassified to earnings	(2,191)	(143)	(b)	(2,334)
Net current period other comprehensive (loss) income	(67,797)	3,394		(64,403)
Balance at December 31	$(154,645)	$2,542		$(152,103)
_________________________
(b)    Amount is net of a tax provision of $0.1 million.

NOTE 12—(LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share attributable to IAC shareholders.

	Years Ended December 31,
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
(Loss) earnings from continuing operations	$(16,340)	$(16,340)	$113,357	$113,357	$234,557	$234,557
Net (earnings) loss attributable to noncontrolling interests	(25,129)	(25,129)	6,098	6,098	5,643	5,643
Impact from Match Group's dilutive securities (a) (b)	—	—	—	(1,799)	—	—
(Loss) earnings from continuing operations attributable to IAC shareholders	(41,469)	(41,469)	119,455	117,656	240,200	240,200
Earnings from discontinued operations attributable to IAC shareholders	189	189	17	17	174,673	174,673
Net (loss) earnings attributable to IAC shareholders	$(41,280)	$(41,280)	$119,472	$117,673	$414,873	$414,873

Denominator:
Weighted average basic shares outstanding	80,045	80,045	82,944	82,944	83,292	83,292
Dilutive securities including subsidiary denominated equity, stock options and RSUs(c) (d) (e)(f)	—	—	—	5,323	—	5,266
Denominator for earnings per share—weighted average shares(c) (d) (e)(f)	80,045	80,045	82,944	88,267	83,292	88,558

(Loss) earnings per share attributable to IAC shareholders:
(Loss) earnings per share from continuing operations	$(0.52)	$(0.52)	$1.44	$1.33	$2.88	$2.71
Discontinued operations	—	—	—	—	2.10	1.97
(Loss) earnings per share	$(0.52)	$(0.52)	$1.44	$1.33	$4.98	$4.68

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

__________________________________________________________________

(a)	Represents the impact on earnings related to Match Group's dilutive securities under the if-converted method.

(b)
The impact on earnings of Match Group's dilutive securities is not applicable for the year ended December 31, 2014 as it was a wholly-owned subsidiary of the Company until its IPO on November 24, 2015. For the year ended December 31, 2016, the impact on earnings related to Match Group's dilutive securities under the if-converted method is excluded as the impact is anti-dilutive.

(c)
For the year ended December 31, 2016, the Company had a loss from continuing operations; therefore, approximately 11.3 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

(d)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity, stock options and vesting of restricted stock units ("RSUs"). For the years ended December 31, 2015 and 2014, 1.2 million and 0.3 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(e)
Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs are dilutive for the respective reporting periods. For the year ended December 31, 2015, 0.6 million market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met. For the year ended December 31, 2014, less than 0.1 million PSUs were excluded from the calculation of diluted earnings per share because the performance conditions had not been met.

(f)	See "Note 13—Stock-based Compensation" for additional information on equity instruments denominated in the shares of certain subsidiaries.
NOTE 13—STOCK-BASED COMPENSATION
IAC currently has two active plans under which awards have been granted. These plans cover stock options to acquire shares of IAC common stock, RSUs, PSUs and restricted stock, as well as provide for the future grant of these and other equity awards. These plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2016, there are 5.9 million shares available for grant under the plans.
The plans were adopted in 2008 and 2013, have a stated term of ten years, and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards issued to date have generally vested in equal annual installments over a four-year period and RSU awards currently outstanding generally vest in three 33% installments over a three-year period, in each case, from the grant date.
The amount of stock-based compensation expense recognized in the consolidated statement of operations is reduced by estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2016, there is $177.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014 related to stock-based compensation is $34.8 million, $36.6 million and $22.2 million, respectively.
IAC Stock Options
Stock options outstanding at December 31, 2016 and changes during the year ended December 31, 2016 are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Options outstanding at January 1, 2016	7,283	$52.13
Granted	1,722	46.25
Exercised	(740)	34.90
Forfeited	(142)	53.30
Expired	(65)	55.31
Options outstanding at December 31, 2016	8,058	$52.41	6.7	$120,681
Options exercisable	4,170	$44.91	4.9	$87,865
The aggregate intrinsic value in the table above represents the difference between IAC's closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 is $17.1 million, $53.0 million and $63.3 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2016	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2016	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
$10.01 to $20.00	404	2.6	$18.02	404	2.6	$18.02
$20.01 to $30.00	238	2.3	20.97	238	2.3	20.97
$30.01 to $40.00	913	4.1	31.61	913	4.1	31.61
$40.01 to $50.00	2,727	7.1	44.31	1,389	5.1	46.35
$50.01 to $60.00	464	5.7	58.30	333	4.3	58.80
$60.01 to $70.00	1,850	8.0	64.70	540	7.2	64.72
$70.01 to $80.00	962	8.2	74.23	228	7.8	73.20
$80.01 to $90.00	500	8.3	84.31	125	8.3	84.31
	8,058	6.7	$52.41	4,170	4.9	$44.91
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. During 2016, 2015 and 2014, expected stock price volatilities were estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Expected term is based upon the historical exercise behavior of our employees and the dividend yields are based on IAC's historical dividend payments. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2016	2015	2014
Expected volatility	29%	28%	31%
Risk-free interest rate	1.2%	1.6%	1.5%
Expected term	4.8 years	5.3 years	4.8 years
Dividend yield	—%	2.0%	1.5%
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
Approximately 1.7 million, 2.5 million and 0.7 million stock options were granted by the Company during the years ended December 31, 2016, 2015 and 2014, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 with exercise prices equal to the market prices of IAC's common stock on the date of grant are $12.34, $15.24 and $16.67, respectively. During the year ended December 31, 2015, the weighted average exercise price and weighted average fair value of stock options granted with exercise prices greater than the market value of IAC's common stock on the date of grant are $84.31 and $12.00, respectively.
Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2016, 2015 and 2014 are: $25.8 million and $6.1 million; $27.3 million and $25.8 million; and $39.1 million and $25.5 million, respectively. In January 2014, a portion of the Company's former Chief Executive Officer (the "Executive") who became the Chairman of Match Group outstanding IAC stock options were canceled and replaced with equity denominated in Match Group and various subsidiaries of Match Group. The incremental expense associated with this modification was $7.4 million.
IAC Restricted Stock Units and Performance-based Stock Units
RSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock and with the value of each RSU and PSU equal to the fair value of IAC common stock at the date of grant. Each RSU and PSU grant is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. PSUs also include performance-based vesting, where certain performance targets set at the time of grant must be achieved before an award vests. For RSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term. For PSU grants, the expense is measured at the grant date as the fair value of IAC common stock and expensed as stock-based compensation over the vesting term if the performance targets are considered probable of being achieved.
Unvested RSUs and PSUs outstanding at December 31, 2016 and changes during the year ended December 31, 2016 are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2016	650	$57.76	2	$71.39
Granted	148	46.92	—	—
Vested	(268)	52.41	(2)	71.39
Forfeited	(4)	61.68	—	—
Unvested at December 31, 2016	526	$57.41	—	$—
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2016, 2015 and 2014 based on market prices of IAC's common stock on the grant date was $46.92, $67.71 and $68.13, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2016, 2015 and 2014 was $13.5 million, $16.8 million and $20.4 million, respectively.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
The following description excludes awards denominated in the shares of the Company's publicly-traded subsidiary, Match Group. Match Group stock-based awards are issued pursuant to its stock incentive plan.
IAC has granted stock options and stock settled stock appreciation rights denominated in the equity of its subsidiaries to employees and management of certain subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock options and stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock with fair market value generally determined by negotiation or arbitration, at various dates through 2026. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of shares ultimately needed to settle these awards may vary significantly from the estimated numbers below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The aggregate number of IAC common shares that would be required to settle these interests, other than for Match Group subsidiaries, at current estimated fair values, including vested and unvested interests (which will be reduced by the number of shares withheld to cover employee withholding taxes), at December 31, 2016 is 2.8 million shares, which is included in the calculation of diluted earnings per share, if the effect is dilutive. The comparable amount at December 31, 2015 is 2.3 million shares. Giving effect to withholding taxes, which will be paid by the Company on behalf of the employees at exercise, the aggregate number of shares and cash that would be required to settle the vested and unvested interests at estimated fair values on December 31, 2016 is 1.4 million shares and $90.8 million, respectively, assuming a 50% withholding rate; the comparable amounts at December 31, 2015 are 1.1 million shares and $69.1 million, respectively.
Following the completion of the Match Group IPO, equity awards that relate to the subsidiaries of Match Group will be settleable, at IAC's election, in shares of IAC common stock or Match Group common stock. To the extent shares of IAC common stock are issued in settlement of these awards, Match Group will reimburse IAC for the cost of those shares by issuing IAC shares of Match Group common stock. The aggregate number of IAC common shares at December 31, 2016 that would be required to settle Match Group subsidiary equity awards at current estimated fair values, including vested and unvested interests (which will be reduced by the number of shares withheld to cover employee withholding taxes), is 5.1 million shares and the comparable amount at December 31, 2015 is 4.1 million shares. Giving effect to withholding taxes, which will be paid by Match Group on behalf of the employees at exercise, the aggregate number of shares and cash that would be required to settle the vested and unvested interests at estimated fair values on December 31, 2016 is 2.5 million shares and $164.6 million, respectively, assuming a 50% withholding rate; the comparable amounts at December 31, 2015 are 2.1 million shares and $123.2 million, respectively. These amounts are in addition to the numbers in the paragraph above. Assuming no change in the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the Company’s common stock at December 31, 2016, each incremental increase of 10% over the Company’s December 31, 2016 fair value estimate of these Match Group subsidiaries would require approximately 0.7 million incremental aggregate shares to settle these awards.
During 2016 and 2015, the Company granted a nominal amount of IAC denominated market-based awards to certain Match Group employees. The number of awards that ultimately vest is dependent upon Match Group's stock price. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of Match Group's stock price. Each market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Some of the market-based awards contain performance targets set at the time of grant that must be achieved before an award vests.
During the first quarter of 2016, the Company modified certain subsidiary denominated equity awards resulting in a modification charge of $7.3 million of which $6.3 million was recognized as stock-based compensation for the year ended December 31, 2016 and $1.0 million will be recognized over the remaining life of the modified awards.
During the first quarter of 2015, the Company modified certain subsidiary denominated equity awards resulting in a modification charge of $5.8 million of which $0.6 million and $3.5 million was recognized in 2016 and 2015, respectively, and the remaining charge will be recognized over the remaining life of the modified awards through 2019. During the third quarter of 2015, the Company modified certain subsidiary denominated vested equity awards and recognized a modification charge of $6.8 million. During the fourth quarter of 2015, the Company repurchased certain subsidiary denominated vested equity awards in exchange for $23.4 million in cash and fully vested modified equity awards and recognized a modification charge of $7.7 million. These modification charges are included in stock-based compensation for the year ended December 31, 2015.
During 2014, the Company granted an equity award denominated in shares of a subsidiary of the Company to a non-employee. This award is marked to market each reporting period. The award vests at multiple times a year and is fully vested in October 2017. In the third quarter of 2016, the Company settled the vested portion of the award for cash of $13.4 million. At December 31, 2016, the total fair value of the remaining award, at current estimated fair value, including vested and unvested interests, is $14.3 million.
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

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
Match Group	$1,222,526	$1,020,431	$888,268
HomeAdvisor	498,890	361,201	283,541
Video	228,649	213,317	182,454
Applications	604,140	760,748	776,707
Publishing	407,313	691,686	791,549
Other	178,949	184,095	187,834
Inter-segment elimination	(585)	(545)	(806)
Total	$3,139,882	$3,230,933	$3,109,547

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Operating Income (Loss):
Match Group	$305,908	$193,556	$228,567
HomeAdvisor	35,343	6,452	1,061
Video	(27,656)	(38,756)	(43,346)
Applications	109,663	175,145	178,960
Publishing	(334,417)	(26,692)	110,523
Other	(2,037)	(9,186)	8,108
Corporate	(119,429)	(120,931)	(105,146)
Total	$(32,625)	$179,588	$378,727

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Adjusted EBITDA:(a)
Match Group	$403,955	$278,667	$273,448
HomeAdvisor	48,546	18,529	17,701
Video	(21,247)	(38,384)	(39,916)
Applications	132,276	184,258	186,192
Publishing	(7,571)	87,788	150,960
Other	1,227	10,621	13,134
Corporate	(55,967)	(55,689)	(57,443)
Total	$501,219	$485,790	$544,076

	December 31,
	2016	2015
	(In thousands)
Segment Assets:(b)
Match Group	$509,936	$330,736
HomeAdvisor	97,751	32,116
Video	230,269	90,671
Applications	109,019	108,997
Publishing	409,838	391,450
Other	—	64,550
Corporate	1,009,557	1,483,979
Total	$2,366,370	$2,502,499

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Capital expenditures:
Match Group	$48,903	$29,156	$21,793
HomeAdvisor	16,660	10,170	6,775
Video	2,508	2,466	1,878
Applications	1,196	4,681	4,220
Publishing	2,093	6,283	13,481
Other	2,907	3,175	2,845
Corporate	3,772	6,118	6,241
Total	$78,039	$62,049	$57,233
_______________________________________________________________________________

(a)
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments, and this measure is one of the primary metrics by which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income generated from our business, from which capital investments are made and debt is serviced. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.

(b)	Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, goodwill and intangible assets from the measure of segment assets presented above.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue
United States	$2,318,976	$2,376,035	$2,146,189
All other countries	820,906	854,898	963,358
Total	$3,139,882	$3,230,933	$3,109,547

	December 31,
	2016	2015
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$281,725	$279,913
All other countries	24,523	22,904
Total	$306,248	$302,817

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reconcile operating income (loss) for the Company's reportable segments and net (loss) earnings attributable to IAC shareholders to Adjusted EBITDA:

	Year Ended December 31, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$305,908	$52,988	$31,227	$23,029	$(9,197)	$—	$403,955
HomeAdvisor	35,343	1,631	8,419	3,153	—	—	48,546
Video	(27,656)	640	1,785	4,176	(192)	—	(21,247)
Applications	109,663	—	5,095	5,483	12,035	—	132,276
Publishing	(334,417)	—	8,531	42,948	—	275,367	(7,571)
Other	(2,037)	—	2,718	637	(91)	—	1,227
Corporate	(119,429)	49,561	13,901	—	—	—	(55,967)
Total	$(32,625)	$104,820	$71,676	$79,426	$2,555	$275,367	$501,219
Interest expense	(109,110)
Other income, net	60,461
Loss from continuing operations before income taxes	(81,274)
Income tax benefit	64,934
Loss from continuing operations	(16,340)
Earnings from discontinued operations, net of tax	189
Net loss	(16,151)
Net earnings attributable to noncontrolling interests	(25,129)
Net loss attributable to IAC shareholders	$(41,280)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$193,556	$50,083	$25,983	$20,101	$(11,056)	$—	$278,667
HomeAdvisor	6,452	1,649	6,593	3,835	—	—	18,529
Video	(38,756)	360	1,091	1,558	(2,637)	—	(38,384)
Applications	175,145	—	4,617	6,264	(1,768)	—	184,258
Publishing	(26,692)	—	9,577	104,903	—	—	87,788
Other	(9,186)	—	2,460	3,291	—	14,056	10,621
Corporate	(120,931)	53,358	11,884	—	—	—	(55,689)
Total	179,588	$105,450	$62,205	$139,952	$(15,461)	$14,056	$485,790
Interest expense	(73,636)
Other income, net	36,921
Earnings from continuing operations before income taxes	142,873
Income tax provision	(29,516)
Earnings from continuing operations	113,357
Earnings from discontinued operations, net of tax	17
Net earnings	113,374
Net loss attributable to noncontrolling interests	6,098
Net earnings attributable to IAC shareholders	$119,472

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2014
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$228,567	$20,851	$25,547	$11,395	$(12,912)	$273,448
HomeAdvisor	1,061	558	6,520	9,562	—	17,701
Video	(43,346)	647	899	2,099	(215)	(39,916)
Applications	178,960	—	4,385	2,521	326	186,192
Publishing	110,523	—	11,856	28,581	—	150,960
Other	8,108	—	1,824	3,768	(566)	13,134
Corporate	(105,146)	37,578	10,125	—	—	(57,443)
Total	378,727	$59,634	$61,156	$57,926	$(13,367)	$544,076
Interest expense	(56,314)
Other expense, net	(52,484)
Earnings from continuing operations before income taxes	269,929
Income tax provision	(35,372)
Earnings from continuing operations	234,557
Earnings from discontinued operations, net of tax	174,673
Net earnings	409,230
Net loss attributable to noncontrolling interests	5,643
Net earnings attributable to IAC shareholders	$414,873
The following tables reconcile segment assets to total assets:

	December 31, 2016
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Match Group	$509,936	$1,280,960	$238,361	$10,809	$2,040,066
HomeAdvisor	97,751	170,611	4,884	5,908	279,154
Video	230,269	25,239	1,800	4,167	261,475
Applications	109,019	447,242	60,600	2,481	619,342
Publishing	409,838	—	15,000	11,441	436,279
Other	—	—	—	—	—
Corporate(c)	1,009,557	—	—	—	1,009,557
Total	$2,366,370	$1,924,052	$320,645	$34,806	$4,645,873

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	Segment Assets	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets	Total Assets
	(In thousands)
Match Group	$330,736	$1,293,109	$243,697	$32,711	$1,900,253
HomeAdvisor	32,116	150,251	600	5,727	188,694
Video	90,671	15,590	1,800	3,343	111,404
Applications	108,997	447,242	60,600	7,964	624,803
Publishing	391,450	277,192	59,805	7,849	736,296
Other	64,550	61,980	13,635	3,097	143,262
Corporate(c)	1,483,979	—	—	—	1,483,979
Total	$2,502,499	$2,245,364	$380,137	$60,691	$5,188,691
_____________________________________

(c)	Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.
NOTE 15—COMMITMENTS
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table below.
Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(In thousands)
2017	$31,834
2018	31,661
2019	24,316
2020	18,523
2021	13,239
Thereafter	189,070
Total	$308,643
Expenses charged to operations under these agreements are $49.3 million, $39.4 million and $41.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$10,581	$10,000	$—	$—	$20,581
Letters of credit and surety bonds	768	63	—	1,437	2,268
Total commercial commitments	$11,349	$10,063	$—	$1,437	$22,849
The purchase obligations principally include a web hosting commitment. The letters of credit support the Company's casualty insurance program.
NOTE 16—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 3—Income Taxes" for additional information related to income tax contingencies.
NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $0.2 million, $27.4 million and $8.8 million during the years ended December 31, 2016, 2015 and 2014, respectively, in connection with various acquisitions. See "Note 8—Fair Value Measurements and Financial Instruments" for additional information on contingent consideration arrangements.
On November 16, 2015, Match Group exchanged $445.3 million of 2012 Senior Notes for $445.2 million of Match Group Senior Notes. See "Note 9—Long-term Debt" for additional information on the note exchange.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash paid (received) during the year for:
Interest	$107,360	$51,666	$54,027
Income tax payments	69,103	70,762	63,521
Income tax refunds	(23,877)	(5,619)	(10,477)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—RELATED PARTY TRANSACTIONS
IAC and Match Group:
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

For the year ended December 31, 2016, 1.0 million shares of Match Group common stock were issued to IAC pursuant to the employee matters agreement; 0.5 million of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of equity awards denominated in shares of a subsidiary of Match Group; and 0.4 million of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Match Group employees.
For the year ended December 31, 2016 and for the period from the date of the IPO through December 31, 2015, Match Group was charged $11.8 million and $0.7 million, respectively, by the Company for services rendered pursuant to a services agreement. These amounts were paid in full by Match Group at December 31, 2016 and 2015, respectively.
At December 31, 2016, Match Group had a tax receivable of $9.0 million due from the Company pursuant to the tax sharing agreement. Payments made to the Company during 2016 pursuant to this agreement were $19.9 million.
IAC and Expedia:
Each of IAC and Expedia has a 50% ownership interest in two aircraft that may be used by both companies. The Company and Expedia purchased the second of these two aircraft during 2013. The Company paid $25 million (50% of the total purchase price and refurbish costs) for its interest. Members of the aircrafts' flight crews are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the years ended December 31, 2016, 2015 and 2014, total payments made to this entity by the Company were not material.
NOTE 19—BENEFIT PLANS
IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan ("the Plan"), participating employees may contribute up to 50% of

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the Plan for the years ended December 31, 2016, 2015 and 2014 are $10.0 million, $9.1 million and $7.5 million, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2016 and 2015 are due primarily to an increase in participation in the Plan due to an increase in headcount. The increase in matching contributions in 2015 was further impacted by an increase in participation due to acquisitions.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2016, 2015 and 2014 are $2.1 million, $2.5 million and $2.5 million, respectively. The decrease in contributions in 2016 is due, in part, to the sale of PriceRunner.
NOTE 20—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2016	2015
	(In thousands)
Other current assets:
Income taxes receivable	$41,352	$26,793
Production costs	39,763	24,804
Prepaid expenses	37,665	40,091
Capitalized downloadable search toolbar costs, net	28,737	27,929
Other	56,551	54,669
Other current assets	$204,068	$174,286

	December 31,
	2016	2015
	(In thousands)
Property and equipment, net:
Buildings and leasehold improvements	$247,451	$235,545
Computer equipment and capitalized software	259,464	239,309
Furniture and other equipment	93,002	88,664
Projects in progress	13,048	18,676
Land	5,117	5,117
	618,082	587,311
Accumulated depreciation and amortization	(311,834)	(284,494)
Property and equipment, net	$306,248	$302,817

	December 31,
	2016	2015
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$106,301	$104,481
Accrued advertising expense	68,916	87,064
Other	169,693	191,706
Accrued expenses and other current liabilities	$344,910	$383,251

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue:
Service revenue	$2,967,474	$3,077,080	$2,957,735
Product revenue	172,408	153,853	151,812
Revenue	$3,139,882	$3,230,933	$3,109,547

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cost of revenue:
Cost of service revenue	$617,058	$652,137	$734,222
Cost of product revenue	138,672	126,024	125,982
Cost of revenue	$755,730	$778,161	$860,204

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Other income (expense), net	$60,461	$36,921	$(52,484)
Other income, net in 2016(a) includes gains of $37.5 million and $12.0 million related to the sale of ShoeBuy and PriceRunner, respectively, $34.3 million in net foreign currency exchange gains due to strengthening of the dollar relative to the British Pound and Euro, interest income of $5.1 million and a $3.6 million gain related to the sale of marketable equity securities, partially offset by a non-cash charge of $12.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the repayment of $440 million of the Match Group Term Loan, $10.0 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, a loss of $3.8 million related to the sale of ASKfm and a $3.6 million loss on the 2012 and 2013 Senior Note redemptions and repurchases.
Other income, net in 2015 included a gain of $34.3 million from a real estate transaction, $5.4 million in net foreign currency exchange gains and $4.3 million in interest income, partially offset by $6.7 million in other-than-temporary impairment charges related to certain cost method investments.
Other expense, net in 2014 included $66.6 million in other-than-temporary impairment charges related to certain cost method investments and a $4.2 million other-than-temporary impairment charge on one of our equity method investments following the sale of a majority of the investee's assets, partially offset by a $19.4 million gain related to the sale of Urbanspoon, $4.4 million in interest income and $3.6 million in gains related to the sale of several long-term investments.
________________________

(a)
PriceRunner was sold on March 18, 2016. PriceRunner's 2016 revenue, operating income and Adjusted EBITDA were $7.1 million, $2.2 million and $2.6 million, respectively. Included in PriceRunner's operating income were $0.3 million of amortization of intangibles and $0.1 million of depreciation. ASKfm was sold on June 30, 2016. ASKfm's 2016 revenue, operating loss and Adjusted EBITDA loss were $3.0 million, $4.9 million and $3.9 million, respectively. Included in ASKfm's operating loss were $0.5 million of amortization of intangibles and $0.5 million of depreciation. ShoeBuy was sold on December 30, 2016. ShoeBuy's 2016 revenue, operating loss and Adjusted EBITDA loss were $171.8 million, $4.2 million and $1.3 million, respectively. Included in ShoeBuy's operating loss were $2.7 million of depreciation and $0.3 million of amortization of intangibles.

PriceRunner's full year 2015 revenue, operating income and Adjusted EBITDA were $32.3 million, $9.7 million and $13.0 million, respectively. Included in PriceRunner's operating income were $2.9 million of amortization of intangibles and $0.4 million of depreciation. ASKfm's full year 2015 revenue, operating loss and Adjusted EBITDA loss were $10.9 million, $9.1 million and $6.1 million, respectively. Included in ASKfm's operating loss were $2.0 million of amortization of intangibles and $1.1 million of depreciation. ShoeBuy's full year 2015 revenue, operating loss

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Adjusted EBITDA loss were $151.8 million, $18.9 million and $2.4 million, respectively. Included in ShoeBuy's operating loss were $14.1 million of goodwill impairment, $2.0 million of depreciation and $0.4 million of amortization of intangibles.
NOTE 21—RESTRUCTURING CHARGES
Publishing and Applications segments
During 2016, the Company recognized significant declines in Publishing and Applications revenue due to the effects of the new Google contract, which was effective April 1, 2016, as well as declines from certain other legacy businesses. In an effort to manage overall costs, the Company incurred restructuring charges throughout 2016 related to lease termination costs and severance. For the year ended December 31, 2016, the Company incurred $18.3 million in costs related to this restructure. A summary of the costs incurred, payments made and the related accruals for both the Publishing and Applications segments at December 31, 2016 is presented below.
See "Note 2—Summary of Significant Accounting Policies—Certain Risks and Concentrations" for additional information on revenue earned from Google.

	Year Ended December 31, 2016
	Publishing	Applications	Total
	(In thousands)
Lease termination costs	$8,172	$100	$8,272
Severance	7,461	2,532	9,993
Total	$15,633	$2,632	$18,265

	December 31, 2016
	Lease Termination Costs	Severance	Total
	(In thousands)
Publishing accrual:
Charges incurred	$8,172	$7,461	$15,633
Payments made	(314)	(5,074)	(5,388)
Publishing accrual as of December 31	$7,858	$2,387	$10,245

	December 31, 2016
	Lease Termination Costs	Severance	Total
	(In thousands)
Applications accrual:
Charges incurred	$100	$2,532	$2,632
Payments made	—	(1,933)	(1,933)
Applications accrual as of December 31	$100	$599	$699

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The costs are allocated as follows in the accompanying consolidated statement of operations:

	Year Ended December 31, 2016
	Publishing	Applications	Total
	(In thousands)
Cost of revenue	$9,186	$931	$10,117
Selling and marketing expense	3,080	593	3,673
General and administrative expense	2,175	351	2,526
Product development expense	1,192	757	1,949
Total	$15,633	$2,632	$18,265
Match Group segment
In addition to the restructuring charges at the Publishing and Applications segments discussed above, the Match Group has been in the process of modernizing and streamlining its underlying Dating technology infrastructure that supports both its mobile and desktop platforms, as well as consolidating its European operations from seven principal locations down to three. The project is complete at December 31, 2016. For the year ended December 31, 2016, the Match Group incurred $4.9 million in costs related to this project, compared to $16.8 million for the year ended December 31, 2015. A summary of the costs incurred, payments made and the related accruals for the Match Group segment at December 31, 2016 and 2015 are presented below.

	December 31, 2016
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1	$3,013	$564	$3,577
Charges incurred	345	4,576	4,921
Payments made	(2,404)	(4,844)	(7,248)
Accrual as of December 31	$954	$296	$1,250

	December 31, 2015
	Severance	Professional Fees & Other	Total
	(In thousands)
Accrual as of January 1	$795	$933	$1,728
Charges incurred	8,350	8,417	16,767
Payments made	(6,132)	(8,786)	(14,918)
Accrual as of December 31	$3,013	$564	$3,577
The costs are allocated as follows in the statement of operations:

	Year Ended December 31,
	2016	2015
	(In thousands)
Cost of revenue	$566	$2,947
Selling and marketing expense	560	1,678
General and administrative expense	1,647	8,160
Product development expense	2,148	3,982
Total	$4,921	$16,767

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.
Balance sheet at December 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$552,699	$—	$776,488	$—	$1,329,187
Marketable securities	89,342	—	—	—	89,342
Accounts receivable, net	—	90,807	129,331	—	220,138
Other current assets	71,152	30,515	102,401	—	204,068
Intercompany receivables	—	735,108	1,047,757	(1,782,865)	—
Property and equipment, net	4,350	178,806	123,092	—	306,248
Goodwill	—	521,740	1,402,312	—	1,924,052
Intangible assets, net	—	83,179	272,272	—	355,451
Investment in subsidiaries	3,659,570	557,802	—	(4,217,372)	—
Other non-current assets	52,228	111,037	169,595	(115,473)	217,387
Total assets	$4,429,341	$2,308,994	$4,023,248	$(6,115,710)	$4,645,873

Current portion of long-term debt	$20,000	$—	$—	$—	$20,000
Accounts payable, trade	2,697	38,283	21,883	—	62,863
Other current liabilities	42,159	120,279	468,087	—	630,525
Long-term debt, net of current portion	405,991	—	1,176,493	—	1,582,484
Income taxes payable	—	3,470	30,274	(216)	33,528
Intercompany liabilities	1,782,865	—	—	(1,782,865)	—
Other long-term liabilities	306,407	22,714	59,112	(115,257)	272,976
Redeemable noncontrolling interests	—	—	32,827	—	32,827
IAC shareholders' equity	1,869,222	2,124,248	2,093,124	(4,217,372)	1,869,222
Noncontrolling interests	—	—	141,448	—	141,448
Total liabilities and shareholders' equity	$4,429,341	$2,308,994	$4,023,248	$(6,115,710)	$4,645,873

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet at December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$1,073,053	$—	$408,394	$—	$1,481,447
Marketable securities	27,578	—	11,622	—	39,200
Accounts receivable, net	33	115,280	134,764	—	250,077
Other current assets	30,813	46,128	97,345	—	174,286
Intercompany receivables	—	637,324	963,146	(1,600,470)	—
Property and equipment, net	4,432	198,890	99,495	—	302,817
Goodwill	—	776,569	1,468,795	—	2,245,364
Intangible assets, net	—	135,817	305,011	—	440,828
Investment in subsidiaries	3,128,765	466,601	—	(3,595,366)	—
Other non-current assets	84,368	11,258	174,038	(14,992)	254,672
Total assets	$4,349,042	$2,387,867	$3,662,610	$(5,210,828)	$5,188,691

Current portion of long-term debt	$—	$—	$40,000	$—	$40,000
Accounts payable, trade	4,711	42,104	40,068	—	86,883
Other current liabilities	62,833	140,077	438,753	—	641,663
Long-term debt, net of current portion	550,083	—	1,176,871	—	1,726,954
Income taxes payable	152	3,435	30,105	—	33,692
Intercompany liabilities	1,600,470	—	—	(1,600,470)	—
Other long-term liabilities	326,267	18,160	83,848	(14,992)	413,283
Redeemable noncontrolling interests	—	—	30,391	—	30,391
IAC shareholders' equity	1,804,526	2,184,091	1,411,275	(3,595,366)	1,804,526
Noncontrolling interests	—	—	411,299	—	411,299
Total liabilities and shareholders' equity	$4,349,042	$2,387,867	$3,662,610	$(5,210,828)	$5,188,691

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,381,525	$1,771,568	$(13,211)	$3,139,882
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	859	302,293	452,990	(412)	755,730
Selling and marketing expense	2,353	689,933	565,906	(12,929)	1,245,263
General and administrative expense	89,583	163,315	294,132	130	547,160
Product development expense	4,807	82,071	111,007	—	197,885
Depreciation	1,610	31,366	38,700	—	71,676
Amortization of intangibles	—	41,157	38,269	—	79,426
Goodwill impairment	—	253,245	22,122	—	275,367
Total operating costs and expenses	99,212	1,563,380	1,523,126	(13,211)	3,172,507
Operating (loss) income	(99,212)	(181,855)	248,442	—	(32,625)
Equity in earnings (losses) of unconsolidated affiliates	49,536	(23,573)	—	(25,963)	—
Interest expense	(26,876)	—	(82,234)	—	(109,110)
Other (expense) income, net	(2,059)	10,040	52,480	—	60,461
(Loss) earnings from continuing operations before income taxes	(78,611)	(195,388)	218,688	(25,963)	(81,274)
Income tax benefit (provision)	37,142	60,504	(32,712)	—	64,934
(Loss) earnings from continuing operations	(41,469)	(134,884)	185,976	(25,963)	(16,340)
Earnings from discontinued operations, net of tax	189	—	9	(9)	189
Net (loss) earnings	(41,280)	(134,884)	185,985	(25,972)	(16,151)
Net earnings attributable to noncontrolling interests	—	—	(25,129)	—	(25,129)
Net (loss) earnings attributable to IAC shareholders	$(41,280)	$(134,884)	$160,856	$(25,972)	$(41,280)
Comprehensive (loss) income attributable to IAC shareholders	$(76,431)	$(115,899)	$114,376	$1,523	$(76,431)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,635,345	$1,605,597	$(10,009)	$3,230,933
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	720	334,931	443,700	(1,190)	778,161
Selling and marketing expense	3,210	819,354	531,872	(8,860)	1,345,576
General and administrative expense	93,090	157,013	275,485	41	525,629
Product development expense	4,311	85,582	95,873	—	185,766
Depreciation	1,918	27,276	33,011	—	62,205
Amortization of intangibles	—	102,622	37,330	—	139,952
Goodwill impairment	—	14,056	—	—	14,056
Total operating costs and expenses	103,249	1,540,834	1,417,271	(10,009)	3,051,345
Operating (loss) income	(103,249)	94,511	188,326	—	179,588
Equity in earnings of unconsolidated affiliates	215,092	18,137	—	(233,229)	—
Interest expense	(49,405)	(6,130)	(18,101)	—	(73,636)
Other (expense) income, net	(3,201)	27,903	12,219	—	36,921
Earnings from continuing operations before income taxes	59,237	134,421	182,444	(233,229)	142,873
Income tax benefit (provision)	60,218	(47,280)	(42,454)	—	(29,516)
Earnings from continuing operations	119,455	87,141	139,990	(233,229)	113,357
Earnings (loss) from discontinued operations, net of tax	17	—	(12)	12	17
Net earnings	119,472	87,141	139,978	(233,217)	113,374
Net loss attributable to noncontrolling interests	—	—	6,098	—	6,098
Net earnings attributable to IAC shareholders	$119,472	$87,141	$146,076	$(233,217)	$119,472
Comprehensive income attributable to IAC shareholders	$55,069	$83,664	$80,248	$(163,912)	$55,069

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,637,345	$1,484,041	$(11,839)	$3,109,547
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	998	414,255	447,704	(2,753)	860,204
Selling and marketing expense	2,138	696,173	457,401	(8,303)	1,147,409
General and administrative expense	105,221	127,122	211,222	45	443,610
Product development expense	6,496	76,482	78,365	(828)	160,515
Depreciation	1,426	25,670	34,060	—	61,156
Amortization of intangibles	—	31,863	26,063	—	57,926
Total operating costs and expenses	116,279	1,371,565	1,254,815	(11,839)	2,730,820
Operating (loss) income	(116,279)	265,780	229,226	—	378,727
Equity in earnings of unconsolidated affiliates	257,714	3,369	—	(261,083)	—
Interest expense	(51,988)	(4,187)	(139)	—	(56,314)
Other (expense) income, net	(1,444)	6,381	(57,421)	—	(52,484)
Earnings from continuing operations before income taxes	88,003	271,343	171,666	(261,083)	269,929
Income tax benefit (provision)	152,197	(104,606)	(82,963)	—	(35,372)
Earnings from continuing operations	240,200	166,737	88,703	(261,083)	234,557
Earnings from discontinued operations, net of tax	174,673	—	570	(570)	174,673
Net earnings	414,873	166,737	89,273	(261,653)	409,230
Net loss attributable to noncontrolling interests	—	—	5,643	—	5,643
Net earnings attributable to IAC shareholders	$414,873	$166,737	$94,916	$(261,653)	$414,873
Comprehensive income attributable to IAC shareholders	$340,219	$158,538	$23,409	$(181,947)	$340,219

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(84,770)	$203,563	$173,584	$—	$292,377
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	—	(18,403)	—	(18,403)
Capital expenditures	(479)	(19,317)	(58,243)	—	(78,039)
Investments in time deposits	—	—	(87,500)	—	(87,500)
Proceeds from maturities of time deposits	—	—	87,500	—	87,500
Proceeds from maturities and sales of marketable debt securities	252,369	—	—	—	252,369
Purchases of marketable debt securities	(313,943)	—	—	—	(313,943)
Purchases of investments	—	—	(12,565)	—	(12,565)
Net proceeds from the sale of businesses and investments	73,843	1,779	96,606	—	172,228
Intercompany	(215,711)	—	—	215,711	—
Other, net	126	643	10,446	—	11,215
Net cash (used in) provided by investing activities attributable to continuing operations	(203,795)	(16,895)	17,841	215,711	12,862
Cash flows from financing activities attributable to continuing operations:
Principal payments on Match Group Term Loan	—	—	(450,000)	—	(450,000)
Proceeds from Match Group 2016 Senior Notes offering	—	—	400,000	—	400,000
Principal payments on IAC debt, including redemptions and repurchases of Senior Notes	(126,409)	—	—	—	(126,409)
Debt issuance costs	—	—	(7,811)	—	(7,811)
Purchase of treasury stock	(308,948)	—	—	—	(308,948)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(895)	—	—	—	(895)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	9,548	—	9,548
Excess tax benefits from stock-based awards	22,084	—	29,680	—	51,764
Purchase of noncontrolling interests	(1,400)	—	(1,340)	—	(2,740)
Acquisition-related contingent consideration payments	—	(351)	(1,829)	—	(2,180)
Funds held in escrow for MyHammer tender offer	—	—	(10,548)	—	(10,548)
Intercompany	184,233	(184,233)	215,711	(215,711)	—
Other, net	(454)	(2,084)	(308)	—	(2,846)
Net cash (used in) provided by financing activities attributable to continuing operations	(231,789)	(186,668)	183,103	(215,711)	(451,065)
Total cash (used in) provided by continuing operations	(520,354)	—	374,528	—	(145,826)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,434)	—	(6,434)
Net (decrease) increase in cash and cash equivalents	(520,354)	—	368,094	—	(152,260)
Cash and cash equivalents at beginning of period	1,073,053	—	408,394	—	1,481,447
Cash and cash equivalents at end of period	$552,699	$—	$776,488	$—	$1,329,187

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(139,227)	$258,582	$230,050	$349,405
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(6,078)	(611,324)	(617,402)
Capital expenditures	(1,332)	(21,905)	(38,812)	(62,049)
Proceeds from maturities and sales of marketable debt securities	218,462	—	—	218,462
Purchases of marketable debt securities	(93,134)	—	—	(93,134)
Purchases of investments	(6,978)	—	(27,492)	(34,470)
Net proceeds from the sale of investments and business	1,277	—	8,136	9,413
Other, net	3,613	385	(7,539)	(3,541)
Net cash provided by (used in) investing activities attributable to continuing operations	121,908	(27,598)	(677,031)	(582,721)
Cash flows from financing activities attributable to continuing operations:
Borrowings under Match Group Term Loan	—	—	788,000	788,000
Principal payment on Liberty Bond	—	(80,000)	—	(80,000)
Debt issuance costs	(1,876)	—	(17,174)	(19,050)
Fees and expenses related to note exchange	—	—	(6,954)	(6,954)
Proceeds from Match Group IPO, net of fees and expenses	—	—	428,789	428,789
Purchase of treasury stock	(200,000)	—	—	(200,000)
Dividends	(113,196)	—	—	(113,196)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(38,418)	—	—	(38,418)
Repurchase of stock-based awards	—	—	(23,431)	(23,431)
Excess tax benefits from stock-based awards	18,034	—	38,384	56,418
Purchase of noncontrolling interests	—	—	(32,207)	(32,207)
Acquisition-related contingent consideration payments	—	(240)	(5,510)	(5,750)
Intercompany	683,571	(150,744)	(532,827)	—
Other, net	(19,834)	—	441	(19,393)
Net cash provided by (used in) financing activities attributable to continuing operations	328,281	(230,984)	637,511	734,808
Total cash provided by continuing operations	310,962	—	190,530	501,492
Total cash used in discontinued operations	(140)	—	(12)	(152)
Effect of exchange rate changes on cash and cash equivalents	—	—	(10,298)	(10,298)
Net increase in cash and cash equivalents	310,822	—	180,220	491,042
Cash and cash equivalents at beginning of period	762,231	—	228,174	990,405
Cash and cash equivalents at end of period	$1,073,053	$—	$408,394	$1,481,447

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2014:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities attributable to continuing operations	$(109,745)	$329,671	$204,122	$424,048
Cash flows from investing activities attributable to continuing operations:
Acquisitions, net of cash acquired	—	(97,463)	(161,928)	(259,391)
Capital expenditures	(1,843)	(26,640)	(28,750)	(57,233)
Proceeds from maturities and sales of marketable debt securities	21,644	—	—	21,644
Purchases of marketable debt securities	(175,826)	—	—	(175,826)
Purchases of investments	(4,800)	(2,087)	(17,447)	(24,334)
Net proceeds from the sale of investments and assets	—	—	58,388	58,388
Other, net	(2,000)	11	(1,053)	(3,042)
Net cash used in investing activities attributable to continuing operations	(162,825)	(126,179)	(150,790)	(439,794)
Cash flows from financing activities attributable to continuing operations:
Debt issuance costs	(383)	—	—	(383)
Dividends	(97,338)	—	—	(97,338)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	1,609	—	—	1,609
Excess tax benefits from stock-based awards	29,186	—	15,771	44,957
Purchase of noncontrolling interests	—	—	(33,165)	(33,165)
Acquisition-related contingent consideration payments	—	(406)	(7,703)	(8,109)
Intercompany	321,192	(201,802)	(119,390)	—
Other, net	—	(1,310)	12,759	11,449
Net cash provided by (used in) financing activities attributable to continuing operations	254,266	(203,518)	(131,728)	(80,980)
Total cash used in continuing operations	(18,304)	(26)	(78,396)	(96,726)
Total cash used in discontinued operations	(116)	—	(29)	(145)
Effect of exchange rate changes on cash and cash equivalents	—	26	(13,194)	(13,168)
Net decrease in cash and cash equivalents	(18,420)	—	(91,619)	(110,039)
Cash and cash equivalents at beginning of period	780,651	—	319,793	1,100,444
Cash and cash equivalents at end of period	$762,231	$—	$228,174	$990,405

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31(a)	Quarter Ended June 30(b)	Quarter Ended September 30	Quarter Ended December 31(a)
	(In thousands, except per share data)
Year Ended December 31, 2016
Revenue	$819,179	$745,439	$764,102	$811,162
Cost of revenue	193,734	170,397	179,131	212,468
Operating income (loss)	21,417	(252,446)	85,584	112,820
Earnings (loss) from continuing operations	7,934	(190,542)	52,340	113,928
Net earnings (loss)	7,934	(190,542)	52,340	114,117
Net earnings (loss) attributable to IAC shareholders	8,282	(194,775)	43,162	102,051
Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations(d)	$0.10	$(2.45)	$0.54	$1.29
Diluted earnings (loss) per share from continuing operations(d)	$0.09	$(2.45)	$0.49	$1.18
Basic earnings (loss) per share(d)	$0.10	$(2.45)	$0.54	$1.29
Diluted earnings (loss) per share(d)	$0.09	$(2.45)	$0.49	$1.18

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31(c)
	(In thousands, except per share data)
Year Ended December 31, 2015
Revenue	$772,512	$771,132	$838,561	$848,728
Cost of revenue	186,737	177,963	199,377	214,084
Operating income (loss)	35,119	62,769	87,130	(5,430)
Earnings (loss) from continuing operations	21,863	57,885	65,026	(31,417)
Net earnings (loss)	21,988	57,732	65,043	(31,389)
Net earnings (loss) attributable to IAC shareholders	26,405	59,305	65,611	(31,849)
Per share information attributable to IAC shareholders:
Basic earnings (loss) per share from continuing operations(d)	$0.31	$0.72	$0.79	$(0.38)
Diluted earnings (loss) per share from continuing operations(d)	$0.30	$0.68	$0.74	$(0.38)
Basic earnings (loss) per share(d)	$0.32	$0.72	$0.79	$(0.38)
Diluted earnings (loss) per share(d)	$0.30	$0.68	$0.74	$(0.38)
_______________________________________________________________________________

(a)	The first quarter and fourth quarter of 2016 include after-tax gains of $11.9 million and $37.5 million related to the sale of PriceRunner and ShoeBuy, respectively.

(b)	The second quarter of 2016 includes after-tax impairment charges related to goodwill and indefinite-lived intangible assets of $183.5 million and $7.2 million, respectively.

(c)	The fourth quarter of 2015 includes after-tax impairment charges related to indefinite-lived intangible assets and goodwill of $55.3 million and $14.1 million, respectively.

(d)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2016, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of IAC/InterActiveCorp
We have audited IAC/InterActiveCorp's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). IAC/InterActiveCorp's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, IAC/InterActiveCorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of IAC/InterActiveCorp and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 28, 2017

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2017 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of IAC Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2017 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation is set forth in the sections entitled "Executive Compensation" and "Director Compensation" in the 2017 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2017 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2016 and 2015.
Consolidated Statement of Operations for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.
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

Exhibit No.	Description	Location
2.1	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Frind Family Trust No. 2, and Frind Enterprises Ltd.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on July 17, 2015.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
4.1	Indenture for 4.75% Senior Notes due 2022, dated as of December 21, 2012, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
4.2	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 30, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Registration Statement on Form S-4, as amended, filed on June 5, 2013.
4.3	Indenture for 4.875% Senior Notes due 2018, dated as of November 15, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, filed on December 13, 2013.
4.4	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of March 12, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.
4.5	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of March 12, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.
4.6	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 1, 2014, among IAC/InterActiveCorp, the Guarantor named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.7	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of May 1, 2014, among IAC/InterActiveCorp, the Guarantor named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.8	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 15, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.
4.9	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of May 15, 2014, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

4.10	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of October 30, 2015, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed on November 20, 2015.
4.11	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 11, 2016, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.(1)
4.12	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of May 11, 2016, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.(1)
4.13	Indenture, dated November 16, 2015, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on November 20, 2015.
4.14	Indenture, dated June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to Match Group, Inc.’s Current Report on Form 8-K, filed on June 2, 2016.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Second Amended and Restated Governance Agreement, by and among IAC/InterActiveCorp, a Delaware corporation, Barry Diller and other persons signatory thereto, dated as of November 1, 2016	Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, filed on November 7, 2016.
10.3	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.5	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.6	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.7	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.8	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.9	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.10	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
10.11	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(2)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.12	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.13	Summary of Non-Employee Director Compensation Arrangements.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.

10.14	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.15	Second Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of March 15, 2012.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.16	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.17	Employment Agreement between Glenn H. Schiffman and the Registrant, dated as of April 7, 2016.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.
10.18	Google Services Agreement, dated as of January 1, 2008, between the Registrant and Google Inc.	Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.19	Amendment No. 4 to Google Services Agreement, dated as of April 1, 2011, between the Registrant and Google Inc.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.
10.20	Google Services Agreement, dated as of October 26, 2015, between the Registrant and Google Inc.(3)	Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10.21
Amended and Restated Credit Agreement, dated as of October 7, 2015, among IAC/InterActiveCorp, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.(4)
Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10.22
Amendment No. 3, dated as of December 8, 2016, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.(4)

Exhibit 10.1 to Match Group, Inc.'s Current Report on Form 8-K, filed on December 8, 2016.
10.23	Master Transaction Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.24	Employee Matters Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.25	Amendment No.1 to Employee Matters Agreement, dated as of April 13, 2016, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 99.2 to the Schedule 13D related to Match Group, Inc. filed by the Registrant on April 14, 2016.
10.26	Investor Rights Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.27	Tax Sharing Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.28	Services Agreement, dated as of November 24, 2015, by and between Match Group, Inc. and IAC/InterActiveCorp.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
21.1	Subsidiaries of the Registrant as of December 31, 2016.(1)
23.1	Consent of Ernst & Young LLP.(1)

31.1
Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Reflects management contracts and management and director compensatory plans.

(3)	Certain portions of this document have been omitted pursuant to a confidential treatment request.

(4)	Certain schedules and similar attachments have been omitted and the Registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

(5)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2017	IAC/INTERACTIVECORP
	By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2017:

Signature	Title

/s/ BARRY DILLER	Chairman of the Board, Senior Executive and Director
Barry Diller

/s/ JOSEPH LEVIN	Chief Executive Officer and Director
Joseph Levin

Vice Chairman and Director
Victor A. Kaufman
/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer
Glenn H. Schiffman

/s/ MICHAEL H. SCHWERDTMAN	Senior Vice President and Controller (Chief Accounting Officer)
Michael H. Schwerdtman

/s/ EDGAR BRONFMAN, JR.	Director
Edgar Bronfman, Jr.

/s/ CHELSEA CLINTON	Director
Chelsea Clinton

/s/ MICHAEL D. EISNER	Director
Michael D. Eisner

/s/ BONNIE S. HAMMER	Director
Bonnie S. Hammer

/s/ BRYAN LOURD	Director
Bryan Lourd

/s/ DAVID S. ROSENBLATT	Director
David S. Rosenblatt

/s/ ALAN G. SPOON	Director
Alan G. Spoon

/s/ ALEXANDER VON FURSTENBERG	Director
Alexander von Furstenberg

/s/ RICHARD F. ZANNINO	Director
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2016
Allowance for doubtful accounts and revenue reserves	$16,528	$19,070	(a)	$(695)		$(18,498)	(d)	$16,405
Sales returns accrual	828	14,998		(962)		(14,784)		80
Deferred tax valuation allowance	90,482	(837)	(b)	(1,475)	(c)	—		88,170
Other reserves	2,801							2,822
2015
Allowance for doubtful accounts and revenue reserves	$12,437	$17,912	(a)	$(536)		$(13,285)	(d)	$16,528
Sales returns accrual	1,119	17,569		—		(17,860)		828
Deferred tax valuation allowance	98,350	(6,072)	(e)	(1,796)	(f)	—		90,482
Other reserves	2,204							2,801
2014
Allowance for doubtful accounts and revenue reserves	$8,540	$15,226	(a)	$(116)		$(11,213)	(d)	$12,437
Sales returns accrual	1,208	19,743		—		(19,832)		1,119
Deferred tax valuation allowance	62,353	35,119	(g)	878	(h)	—		98,350
Other reserves	2,518							2,204
_________________________________________________________

(a)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(b)
Amount is primarily related to other-than-temporary impairment charges for certain cost method investments and an increase in federal capital and net operating losses, partially offset by a decrease in state net operating losses, foreign tax credits, and foreign net operating losses.

(c)
Amount is primarily related to the realization of previously unbenefited unrealized losses on available-for-sale marketable equity securities included in accumulated other comprehensive income and currency translation adjustments on foreign net operating losses.

(d)	Write-off of fully reserved accounts receivable.

(e)
Amount is primarily related to the release of a valuation allowance on the other-than-temporary impairment charges for certain cost method investments, partially offset by an increase in federal, foreign and state net operating and capital losses.

(f)
Amount is primarily related to a net reduction in unbenefited unrealized losses on available-for-sale marketable equity securities included in accumulated other comprehensive income and currency translation adjustments on foreign net operating losses.

(g)	Amount is primarily related to other-than-temporary impairment charges for certain cost method investments and an increase in federal net operating losses, foreign tax credits, and state tax credits.

(h)
Amount is primarily related to unbenefited unrealized losses on long-term marketable equity securities included in accumulated other comprehensive income, partially offset by currency translation adjustments on foreign net operating losses.