Form 10-Q
period 2017-03-31
IAC/INTERACTIVECORP
filed 2017-05-08
CIK 891103

As filed with the Securities and Exchange Commission on May 8, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 28, 2017, the following shares of the registrant's common stock were outstanding:

Common Stock	72,896,263
Class B Common Stock	5,789,499
Total outstanding Common Stock	78,685,762

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 28, 2017 was $5,990,474,449. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,397,038	$1,329,187
Marketable securities	33,992	89,342
Accounts receivable, net of allowance of $17,118 and $16,405, respectively	218,504	220,138
Other current assets	236,788	204,068
Total current assets	1,886,322	1,842,735

Property and equipment, net of accumulated depreciation and amortization of $314,422 and $311,834, respectively	291,721	306,248
Goodwill	1,914,133	1,924,052
Intangible assets, net of accumulated amortization of $90,659 and $102,168, respectively	326,704	355,451
Long-term investments	119,525	122,810
Other non-current assets	80,922	94,577
TOTAL ASSETS	$4,619,327	$4,645,873

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$5,000	$20,000
Accounts payable, trade	83,003	62,863
Deferred revenue	272,371	285,615
Accrued expenses and other current liabilities	319,021	344,910
Total current liabilities	679,395	713,388

Long-term debt, net of current portion	1,571,982	1,582,484
Income taxes payable	32,618	33,528
Deferred income taxes	242,737	228,798
Other long-term liabilities	48,607	44,178

Redeemable noncontrolling interests	25,259	32,827

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 256,609,771 and 255,672,125 shares, respectively and outstanding 72,814,342 and 72,595,470 shares, respectively	257	256
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,905,529	11,921,559
Retained earnings	316,323	290,114
Accumulated other comprehensive loss	(147,345)	(166,123)
Treasury stock 194,163,429 and 193,444,655 shares, respectively	(10,226,721)	(10,176,600)
Total IAC shareholders' equity	1,848,059	1,869,222
Noncontrolling interests	170,670	141,448
Total shareholders' equity	2,018,729	2,010,670
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,619,327	$4,645,873
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Revenue	$760,833	$819,179
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	145,958	193,734
Selling and marketing expense	350,411	383,064
General and administrative expense	143,595	132,251
Product development expense	54,760	59,098
Depreciation	19,888	15,795
Amortization of intangibles	9,161	13,820
Total operating costs and expenses	723,773	797,762
Operating income	37,060	21,417
Interest expense	(24,792)	(27,860)
Other (expense) income, net	(7,714)	15,897
Earnings before income taxes	4,554	9,454
Income tax benefit (provision)	23,909	(1,520)
Net earnings	28,463	7,934
Net (earnings) loss attributable to noncontrolling interests	(2,254)	348
Net earnings attributable to IAC shareholders	$26,209	$8,282

Per share information attributable to IAC shareholders:
Basic earnings per share	$0.34	$0.10
Diluted earnings per share	$0.29	$0.09

Stock-based compensation expense by function:
Cost of revenue	$502	$613
Selling and marketing expense	1,807	1,871
General and administrative expense	26,940	21,193
Product development expense	4,726	7,508
Total stock-based compensation expense	$33,975	$31,185
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net earnings	$28,463	$7,934
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment (a)	21,910	15,745
Change in unrealized gains and losses of available-for-sale securities (net of no tax benefits in 2017 and $301 in 2016)	2	5,437
Total other comprehensive income, net of tax	21,912	21,182
Comprehensive income	50,375	29,116
Comprehensive income attributable to noncontrolling interests	(5,388)	(826)
Comprehensive income attributable to IAC shareholders	$44,987	$28,290
________________________

(a)	The three months ended March 31, 2017 and 2016 include amounts reclassified out of other comprehensive income into earnings. See Note 6—Accumulated Other Comprehensive Loss for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2017
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive (Loss) Income		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2016	$32,827	$256	255,672	$16	16,157	$11,921,559	$290,114	$(166,123)	$(10,176,600)	$1,869,222	$141,448	$2,010,670
Net (loss) earnings	(1,247)	—	—	—	—	—	26,209	—	—	26,209	3,501	29,710
Other comprehensive (loss) income, net of tax	(152)	—	—	—	—	—	—	18,778	—	18,778	3,286	22,064
Stock-based compensation expense	690	—	—	—	—	13,532	—	—	—	13,532	15,298	28,830
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	938	—	—	(25,305)	—	—	—	(25,304)	—	(25,304)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(50,121)	(50,121)	—	(50,121)
Purchase of redeemable noncontrolling interests	(11,841)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(418)	(418)
Adjustment of redeemable noncontrolling interests to fair value	3,618	—	—	—	—	(3,606)	—	—	—	(3,606)	—	(3,606)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	6,657	6,657
Changes in noncontrolling interests of Match Group due to the issuance of its common stock	—	—	—	—	—	(751)	—	—	—	(751)	751	—
Other	1,364	—	—	—	—	100	—	—	—	100	147	247
Balance at March 31, 2017	$25,259	$257	256,610	$16	16,157	$11,905,529	$316,323	$(147,345)	$(10,226,721)	$1,848,059	$170,670	$2,018,729
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings	$28,463	$7,934
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	33,975	31,185
Depreciation	19,888	15,795
Amortization of intangibles	9,161	13,820
Deferred income taxes	3,717	2,430
Equity in (earnings) losses of unconsolidated affiliates	(123)	404
Acquisition-related contingent consideration fair value adjustments	1,892	3,669
Gains on the sales of businesses, investments and assets, net	763	(14,700)
Impairment of long-term investments	3,373	2,302
Other adjustments, net	(819)	4,091
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(13,924)	7,792
Other assets	(15,878)	(6,626)
Accounts payable and other current liabilities	26,012	(10,796)
Income taxes payable and receivable	(38,610)	(37,477)
Deferred revenue	9,915	19,538
Net cash provided by operating activities	67,805	39,361
Cash flows from investing activities:
Acquisitions, net of cash acquired	(52,365)	(2,252)
Capital expenditures	(11,157)	(16,090)
Investments in time deposits	—	(87,500)
Proceeds from maturities and sales of marketable debt securities	75,350	—
Purchases of marketable debt securities	(19,926)	(66,891)
Purchases of investments	(29)	(813)
Net proceeds from the sale of businesses and investments	97,496	93,097
Other, net	213	4,380
Net cash provided by (used in) investing activities	89,582	(76,069)
Cash flows from financing activities:
Purchase of treasury stock	(56,424)	(135,938)
Principal payment on Match Group Term Loan	—	(10,000)
Repurchases of Senior Notes	(26,590)	(32,912)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(25,327)	(14,919)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	5,030	(4,453)
Purchase of noncontrolling interests	(12,259)	(1,400)
Acquisition-related contingent consideration payments	(3,860)	(312)
Funds returned from escrow for MyHammer tender offer	10,604	—
Other, net	15,288	(5,856)
Net cash used in financing activities	(93,538)	(205,790)
Total cash provided by (used in)	63,849	(242,498)
Effect of exchange rate changes on cash and cash equivalents	4,002	(285)
Net increase (decrease) in cash and cash equivalents	67,851	(242,783)
Cash and cash equivalents at beginning of period	1,329,187	1,481,447
Cash and cash equivalents at end of period	$1,397,038	$1,238,664

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and Internet company comprised of widely known consumer brands, such as HomeAdvisor, Vimeo, Dotdash (formerly About.com), Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, Tinder, PlentyOfFish and OkCupid.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
On March 31, 2017, Match Group sold its non-dating business, consisting of The Princeton Review. The non-dating business does not meet the threshold to be reflected as a discontinued operation at the IAC level. The Company has moved the non-dating business to its “Other” segment as of and for the quarter ended March 31, 2017 and prior period segment data has been recast to conform to the current period presentation.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
Certain Risks and Concentrations
A significant portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"). For the three months ended March 31, 2017 and 2016, revenue from Google represents 25% and 35%, respectively, of the Company's consolidated revenue. The Company's services agreement became effective on April 1, 2016, following the expiration of the previous services agreement. The services agreement expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that we comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2017 and 2016, revenue earned from Google was $187.8 million and $284.6 million, respectively. This revenue is earned by the businesses comprising the Applications and Publishing segments. For the three months ended March 31, 2017 and 2016, revenue earned from Google represents 84% and 70%; and 91% and 83%, of Applications and Publishing revenue, respectively. Accounts receivable related to revenue earned from Google totaled $65.5 million and $65.8 million at March 31, 2017 and December 31, 2016, respectively.
Recent Accounting Pronouncements
Accounting Pronouncements not yet adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. ASU 2014-09 was subsequently amended during 2015 and 2016; these amendments provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients.

ASU No. 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers. This five-step model includes (1) identifying the contract(s) with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when each performance obligation is satisfied. More specifically, revenue will be recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration expected in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. Upon adoption, ASU No. 2014-09 may either be applied retrospectively to each prior period presented or using the modified retrospective approach with the cumulative effect recognized as of the date of initial application.

While the Company’s evaluation of the impact the adoption of ASU No. 2014-09 on its consolidated financial statements continues, it has progressed to the point where we have reached certain preliminary determinations. The Company does not expect the adoption of ASU No. 2014-09 to have a material effect on its consolidated financial statements. The Company will adopt ASU No. 2014-09 using the modified retrospective approach effective January 1, 2018. Therefore, the cumulative effect of adoption will be reflected as an adjustment to beginning retained earnings in the Form 10-Q for the period ending March 31, 2018. The adoption of ASU No. 2014-09 will primarily affect the Company’s HomeAdvisor and Applications segments. The effect on HomeAdvisor will be that sales commissions, which represent the incremental direct costs of obtaining a service professional contract, will be capitalized and amortized over the average life of a service professional. These costs are expensed as incurred today. Within Applications, the primary effect will be to accelerate the recognition of the portion of the revenue of certain desktop applications sold by SlimWare that qualify as functional intellectual property under ASU No. 2014-09. This revenue is currently deferred and recognized over the applicable subscription term.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Accounting Pronouncements adopted by the Company
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. Upon adoption, cash payments not made soon after the acquisition date of a business combination to settle a contingent consideration liability are separated and classified as cash outflows for operating activities and financing activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) are classified as financing activities; any excess is classified as operating activities. Cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability are classified as cash outflows for investing activities. The Company early adopted the provisions of ASU No. 2016-15 on January 1, 2017. As a result of the adoption of ASU No. 2016-15, $11.1 million of acquisition-related contingent consideration payments for the three months ended March 31, 2017 was in excess of the liability recognized at the acquisition date and, therefore, has been classified as a cash outflow in "Other adjustments, net" within net cash provided by operating activities in the accompanying consolidated statement of cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated statement of operations as a component of the provision for income taxes, rather than recognized in equity, and (ii) reflected as operating, rather than financing, cash flows in our consolidated statement of cash flows. Excess tax benefits for the three months ended March 31, 2017 were $26.8 million. Excess tax benefits of $15.3 million for the three months ended March 31, 2016 were reclassified in the consolidated statement of cash flows to conform to the current year presentation. Upon adoption, the calculation of fully diluted shares excludes excess tax benefits from the assumed proceeds in applying the treasury stock method, they previously were included in the calculation; this change increased fully diluted shares by approximately 1.3 million shares for the three months ended March 31, 2017. The Company continues to account for forfeitures using an estimated forfeiture rate.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the accounting for goodwill impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill under today’s two-step impairment test to measure a goodwill impairment charge. The provisions of ASU No. 2017-04 are effective for reporting periods beginning after December 15, 2019; early adoption is permitted. The provisions of ASU No. 2017-04 are to be applied using a prospective approach. The Company early adopted the provisions of ASU No. 2017-04 on January 1, 2017 and the adoption of this standard update did not have a material impact on its consolidated financial statements.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
For the three months ended March 31, 2017, the Company recorded an income tax benefit of $23.9 million. The income tax benefit for the three months ended March 31, 2017 is due primarily to the effect of adopting the provisions of ASU No. 2016-09 on January 1, 2017. Under ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $26.8 million are recognized as a reduction to the income tax provision rather than additional paid-in capital. For the three months ended March 31, 2016, the Company recorded an income tax provision of $1.5 million which represents an effective income tax rate of 16%. The effective tax rate for the three months ended March 31, 2016 is lower than the statutory rate of 35% due primarily to the non-taxable gain on the sale of PriceRunner, partially offset by the non-deductible loss on contingent consideration fair value adjustments and the unbenefited loss associated with the other-than-temporary impairment charges related to certain of the Company's cost method investments.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At March 31, 2017 and December 31, 2016, the Company has accrued $2.7 million and $2.6 million, respectively, for the payment of interest. At March 31, 2017 and December 31, 2016, the Company has accrued $1.6 million and $1.7 million, respectively, for penalties.
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
At March 31, 2017 and December 31, 2016, unrecognized tax benefits, including interest and penalties, are $40.1 million and $41.0 million, respectively. If unrecognized tax benefits at March 31, 2017 are subsequently recognized, $36.9 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2016 was $37.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $11.8 million by March 31, 2018, due to expirations of statutes of limitations and settlements; $11.1 million of which would reduce the income tax provision.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—MARKETABLE SECURITIES
At March 31, 2017, available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$21,949	$—	$—	$21,949
Treasury discount notes	9,995	—	(2)	9,993
Corporate debt securities	2,053	—	(3)	2,050
Total debt securities	33,997	—	(5)	33,992
Total marketable securities	$33,997	$—	$(5)	$33,992
The contractual maturities of debt securities classified as available-for-sale at March 31, 2017 are due within one year.
The aggregate fair value of available-for-sale marketable debt securities in an unrealized loss position is $12.0 million as of March 31, 2017. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of March 31, 2017. The gross unrealized losses on the marketable debt securities relate primarily to changes in interest rates. The Company does not consider the gross unrealized losses to be other-than-temporary because the Company does not intend to sell the marketable debt securities that generated the gross unrealized losses at March 31, 2017, and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized costs bases, which may be maturity.
At December 31, 2016, available-for-sale marketable securities are as follows:

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
The following table presents the proceeds from maturities and sales of available-for-sale marketable securities:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$75,350	$10,000
There were no gross realized gains or losses from the maturities and sales of available-for-sale marketable securities for the three months ended March 31, 2017 and 2016.
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$689,129	$—	$—	$689,129
Commercial paper	—	149,940	—	149,940
Time deposits	—	105,397	—	105,397
Treasury discount notes	74,971	—	—	74,971
Marketable securities:
Commercial paper	—	21,949	—	21,949
Treasury discount notes	9,993	—	—	9,993
Corporate debt securities	—	2,050	—	2,050
Total	$774,093	$279,336	$—	1,053,429

Liabilities:
Contingent consideration arrangements	$—	$—	$(21,821)	$(21,821)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$667,662	$—	$—	$667,662
Commercial paper	—	123,640	—	123,640
Time deposits	—	79,000	—	79,000
Treasury discount notes	24,991	—	—	24,991
Marketable securities:
Commercial paper	—	49,797	—	49,797
Treasury discount notes	34,974	—	—	34,974
Corporate debt securities	—	4,571	—	4,571
Total	$727,627	$257,008	$—	$984,635

Liabilities:
Contingent consideration arrangements	$—	$—	$(33,871)	$(33,871)
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2017	2016
	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(33,871)	$4,050	$(33,873)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(1,891)	—	(3,669)
Included in other comprehensive (loss) income	(1,059)	5,950	(1,906)
Fair value at date of acquisition	—	—	(185)
Settlements	15,000	—	312
Proceeds from sale	—	(10,000)	—
Other	—	—	2,078
Balance at March 31	$(21,821)	$—	$(37,243)
Contingent Consideration Arrangements
As of March 31, 2017, there are five contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these five arrangements are $121.1 million and the fair value of these arrangements at March 31, 2017 is $21.8 million.
The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at both March 31, 2017 and December 31, 2016 reflect discount rates of 12%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at March 31, 2017 and December 31, 2016 includes a current portion of $21.4 million and $33.4 million, respectively, and non-current portion of $0.5 million and $0.4 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At March 31, 2017 and December 31, 2016, the carrying values of the Company's investments accounted for under the cost method totaled $112.7 million and $116.1 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(5,000)	$(5,264)	$(20,000)	$(20,311)
Long-term debt, net of current portion	(1,571,982)	(1,655,064)	(1,582,484)	(1,657,861)
The fair value of long-term debt, including the current portion, is estimated using market prices or indices for similar liabilities and takes into consideration other factors such as credit quality and maturity, which are Level 3 inputs.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2017	December 31, 2016
	(In thousands)
Match Group Debt:
6.75% Senior Notes due December 15, 2022 (the "2015 Match Group Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	$445,172	$445,172
6.375% Senior Notes due June 1, 2024 (the "2016 Match Group Senior Notes"); interest payable each June 1 and December 1, which commenced December 1, 2016	400,000	400,000
Match Group Term Loan due November 16, 2022 (a)	350,000	350,000
Total Match Group long-term debt	1,195,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	5,023	5,245
Less: Unamortized debt issuance costs	12,908	13,434
Total Match Group debt	1,177,241	1,176,493

IAC Debt:
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	366,874	390,214
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	34,859	38,109
Total IAC long-term debt	401,733	428,323
Less: Current portion of IAC long-term debt	5,000	20,000
Less: Unamortized debt issuance costs	1,992	2,332
Total IAC debt, net of current portion	$394,741	$405,991

Total long-term debt, net of current portion	$1,571,982	$1,582,484
________________________

(a)
The Match Group Term Loan matures on November 16, 2022; provided that, if any of the 2015 Match Group Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes, the Match Group Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes.

Match Group Senior Notes:
The 2016 Match Group Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness outstanding under the Match Group Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The 2015 Match Group Senior Notes were issued on November 16, 2015, in exchange for a portion of the IAC 2012 Senior Notes (the "Match Exchange Offer"). At any time prior to December 15, 2017, the 2015 Match Group Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The indentures governing the 2016 and 2015 Match Group Senior Notes contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At March 31, 2017 there were no limitations pursuant thereto. There are additional covenants that limit Match Group's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event Match Group is not in compliance with the leverage ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting Match Group subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Match Group Term Loan and Match Group Credit Facility:
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), Match Group borrowed $800 million in the form of a term loan (the "Match Group Term Loan"). On March 31, 2016, Match Group made a $10 million principal payment on the Match Group Term Loan. On June 1, 2016, the $400 million in proceeds from the 2016 Match Group Senior Notes, described above, were used to prepay a portion of the Match Group Term Loan. On December 8, 2016, Match Group made an additional $40 million principal payment on the Match Group Term Loan and the remaining outstanding balance of $350 million, which is due at maturity, was repriced. The Match Group Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Match Group Credit Agreement. The Match Group Term Loan bears interest, at Match Group's option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate on the Match Group Term Loan at March 31, 2017 is 4.10%. Interest payments are due at least semi-annually through the term of the loan.
Match Group has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
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
IAC Senior Notes:
The 2013 and 2012 Senior Notes were issued by IAC on November 15, 2013 and December 21, 2012, respectively. The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries, except neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes. See "Note 11—Guarantor and Non-guarantor Financial Information" for financial information relating to guarantor and non-guarantor.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2017, the Company redeemed and repurchased $23.3 million of its 2013 Senior Notes and called an additional $5.0 million for redemption, and repurchased $3.3 million of its 2012 Senior Notes. For the three months ended March 31, 2016, the Company redeemed and repurchased $30.0 million of its 2013 Senior Notes and repurchased $2.9 million of its 2012 Senior Notes.
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. At March 31, 2017, there were no limitations pursuant thereto. There are additional covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements limiting our restricted subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of our assets. The indenture governing the 2012 Senior Notes was amended to eliminate substantially all of the restrictive covenants contained therein in connection with the Match Exchange Offer.
IAC Credit Facility:
IAC has a $300.0 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At March 31, 2017 and December 31, 2016, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio (as defined in the agreement) of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 2013 and 2012 Senior Notes rank equally with each other, and are subordinate to outstanding borrowings under the IAC Credit Facility to extent of the value of the assets securing such borrowings.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended March 31, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(170,149)	$4,026	$(166,123)
Other comprehensive income before reclassifications(a)	18,062	2	18,064
Amounts reclassified to earnings	714	—	714
Net current period other comprehensive income	18,776	2	18,778
Balance as of March 31	$(151,373)	$4,028	$(147,345)
___________________

(a)	At March 31, 2017 there was no tax benefit or provision on other comprehensive income.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(154,645)	$2,542	$(152,103)
Other comprehensive income before reclassifications, net of tax benefit of $0.3 million related to unrealized losses on available-for-sale securities	7,182	5,437	12,619
Amounts reclassified to earnings	7,389	—	7,389
Net current period other comprehensive income	14,571	5,437	20,008
Reallocation of accumulated other comprehensive loss (income) related to the noncontrolling interests created in the Match Group initial public offering	21,589	(458)	21,131
Balance as of March 31	$(118,485)	$7,521	$(110,964)
NOTE 7—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders.

	Three Months Ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$28,463	$28,463	$7,934	$7,934
Net (earnings) loss attributable to noncontrolling interests	(2,254)	(2,254)	348	348
Impact from Match Group's dilutive securities(a)	—	(2,430)	—	(514)
Net earnings attributable to IAC shareholders	$26,209	$23,779	$8,282	$7,768

Denominator:
Weighted average basic shares outstanding	78,193	78,193	82,027	82,027
Dilutive securities including subsidiary denominated equity, stock options and RSUs(b)(c)	—	4,311	—	2,798
Denominator for earnings per share—weighted average shares(b)(c)	78,193	82,504	82,027	84,825

Earnings per share attributable to IAC shareholders:
Earnings per share	$0.34	$0.29	$0.10	$0.09
________________________

(a)	Represents the impact on earnings related to Match Group's dilutive securities under the if-converted method.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity, stock options and vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2017 and 2016, 2.0 million and 3.9 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs are dilutive for the respective reporting periods. For the three months ended March 31, 2017 and 2016, 0.4 million and 1.0 million market-based awards and PSUs, respectively, were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
Match Group	$298,764	$260,401
HomeAdvisor	150,745	111,489
Video	50,577	55,095
Applications	158,897	159,796
Publishing	78,080	166,002
Other	23,980	66,514
Inter-segment eliminations	(210)	(118)
Total	$760,833	$819,179

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Operating Income (Loss):
Match Group	$58,871	$34,186
HomeAdvisor	6,020	1,914
Video	(15,589)	(17,485)
Applications	32,768	27,678
Publishing	(5,788)	6,776
Other	(5,621)	(5,100)
Corporate	(33,601)	(26,552)
Total	$37,060	$21,417

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Adjusted EBITDA:(a)
Match Group	$86,231	$67,274
HomeAdvisor	11,073	4,966
Video	(14,732)	(16,901)
Applications	34,933	31,058
Publishing	1,179	11,414
Other	(1,532)	(1,629)
Corporate	(15,176)	(10,296)
Total	$101,976	$85,886
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

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
United States	$548,598	$604,491
All other countries	212,235	214,688
Total	$760,833	$819,179

	March 31, 2017	December 31, 2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$266,312	$281,725
All other countries	25,409	24,523
Total	$291,721	$306,248

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$58,871	$18,024	$7,589	$403	$1,344	$86,231
HomeAdvisor	6,020	690	2,996	1,367	—	11,073
Video	(15,589)	—	544	313	—	(14,732)
Applications	32,768	—	1,011	606	548	34,933
Publishing	(5,788)	—	2,019	4,948	—	1,179
Other	(5,621)	1,729	836	1,524	—	(1,532)
Corporate	(33,601)	13,532	4,893	—	—	(15,176)
Total	37,060	$33,975	$19,888	$9,161	$1,892	$101,976
Interest expense	(24,792)
Other expense, net	(7,714)
Earnings before income taxes	4,554
Income tax benefit	23,909
Net earnings	28,463
Net earnings attributable to noncontrolling interests	(2,254)
Net earnings attributable to IAC shareholders	$26,209

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$34,186	$17,448	$5,751	$6,728	$3,161	$67,274
HomeAdvisor	1,914	407	1,873	772	—	4,966
Video	(17,485)	—	398	378	(192)	(16,901)
Applications	27,678	—	1,149	1,531	700	31,058
Publishing	6,776	—	2,189	2,449	—	11,414
Other	(5,100)	50	1,459	1,962	—	(1,629)
Corporate	(26,552)	13,280	2,976	—	—	(10,296)
Total	21,417	$31,185	$15,795	$13,820	$3,669	$85,886
Interest expense	(27,860)
Other income, net	15,897
Earnings before income taxes	9,454
Income tax provision	(1,520)
Net earnings	7,934
Net loss attributable to noncontrolling interests	348
Net earnings attributable to IAC shareholders	$8,282
NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Other (expense) income, net consists of:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Other (expense) income, net	$(7,714)	$15,897
Other expense, net in 2017 includes $3.4 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, a $2.7 million mark-to-market adjustment pertaining to a subsidiary denominated equity award issued to a non-employee and $2.6 million in net foreign currency exchange losses, partially offset by interest income of $1.6 million.
Other income, net in 2016(a) includes a $13.5 million gain related to the sale of PriceRunner, $4.5 million in net foreign currency exchange gains, interest income of $1.6 million and $1.2 million in gains related to the sale of several long-term investments, partially offset by $2.3 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, a $1.4 million loss on the 2013 and 2012 Senior Note redemptions and repurchases and a $1.2 million mark-to-market adjustment pertaining to a subsidiary denominated equity award issued to a non-employee.
________________________

(a)
PriceRunner was sold on March 18, 2016. PriceRunner's full year 2016 revenue, operating income and Adjusted EBITDA were $7.1 million, $2.2 million and $2.6 million, respectively. Included in PriceRunner's operating income were $0.3 million of amortization of intangibles and $0.1 million of depreciation.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 2—Income Taxes" for additional information related to income tax contingencies.
NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at March 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$503,916	$—	$893,122	$—	$1,397,038
Marketable securities	33,992	—	—	—	33,992
Accounts receivable, net	—	94,070	124,434	—	218,504
Other current assets	87,682	42,460	106,646	—	236,788
Intercompany receivables	—	774,949	999,644	(1,774,593)	—
Property and equipment, net	3,938	172,997	114,786	—	291,721
Goodwill	—	521,740	1,392,393	—	1,914,133
Intangible assets, net	—	78,094	248,610	—	326,704
Investment in subsidiaries	3,683,127	554,431	—	(4,237,558)	—
Other non-current assets	50,955	110,757	146,786	(108,051)	200,447
Total assets	$4,363,610	$2,349,498	$4,026,421	$(6,120,202)	$4,619,327

Current portion of long-term debt	$5,000	$—	$—	$—	$5,000
Accounts payable, trade	2,453	38,311	42,239	—	83,003
Other current liabilities	28,346	121,370	441,676	—	591,392
Long-term debt, net of current portion	394,741	—	1,177,241	—	1,571,982
Income taxes payable	—	3,474	29,310	(166)	32,618
Intercompany liabilities	1,774,593	—	—	(1,774,593)	—
Other long-term liabilities	310,418	21,643	67,168	(107,885)	291,344
Redeemable noncontrolling interests	—	—	25,259	—	25,259
IAC shareholders' equity	1,848,059	2,164,700	2,072,858	(4,237,558)	1,848,059
Noncontrolling interests	—	—	170,670	—	170,670
Total liabilities and shareholders' equity	$4,363,610	$2,349,498	$4,026,421	$(6,120,202)	$4,619,327

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$309,136	$455,646	$(3,949)	$760,833
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	113	34,758	111,260	(173)	145,958
Selling and marketing expense	326	175,268	178,607	(3,790)	350,411
General and administrative expense	26,136	39,235	78,210	14	143,595
Product development expense	570	18,871	35,319	—	54,760
Depreciation	438	9,208	10,242	—	19,888
Amortization of intangibles	—	5,085	4,076	—	9,161
Total operating costs and expenses	27,583	282,425	417,714	(3,949)	723,773
Operating (loss) income	(27,583)	26,711	37,932	—	37,060
Equity in earnings (losses) of unconsolidated affiliates	51,405	(2,400)	—	(49,005)	—
Interest expense	(5,828)	—	(18,964)	—	(24,792)
Other (expense) income, net	(5,805)	6,224	(8,133)	—	(7,714)
Earnings before income taxes	12,189	30,535	10,835	(49,005)	4,554
Income tax benefit (provision)	14,020	11,629	(1,740)	—	23,909
Net earnings	26,209	42,164	9,095	(49,005)	28,463
Net earnings attributable to noncontrolling interests	—	—	(2,254)	—	(2,254)
Net earnings attributable to IAC shareholders	$26,209	$42,164	$6,841	$(49,005)	$26,209
Comprehensive income attributable to IAC shareholders	$44,987	$44,482	$29,272	$(73,754)	$44,987

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$384,510	$437,547	$(2,878)	$819,179
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	212	72,817	121,316	(611)	193,734
Selling and marketing expense	889	209,946	174,504	(2,275)	383,064
General and administrative expense	18,972	38,345	74,926	8	132,251
Product development expense	1,379	24,770	32,949	—	59,098
Depreciation	437	6,972	8,386	—	15,795
Amortization of intangibles	—	1,986	11,834	—	13,820
Total operating costs and expenses	21,889	354,836	423,915	(2,878)	797,762
Operating (loss) income	(21,889)	29,674	13,632	—	21,417
Equity in earnings of unconsolidated affiliates	33,545	7,859	—	(41,404)	—
Interest expense	(7,418)	—	(20,442)	—	(27,860)
Other (expense) income, net	(9,985)	4,106	21,776	—	15,897
(Loss) earnings before income taxes	(5,747)	41,639	14,966	(41,404)	9,454
Income tax benefit (provision)	14,029	(13,216)	(2,333)	—	(1,520)
Net earnings	8,282	28,423	12,633	(41,404)	7,934
Net loss attributable to noncontrolling interests	—	—	348	—	348
Net earnings attributable to IAC shareholders	$8,282	$28,423	$12,981	$(41,404)	$8,282
Comprehensive income attributable to IAC shareholders	$28,290	$34,921	$28,704	$(63,625)	$28,290

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(18,973)	$28,369	$58,409	$—	$67,805
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(52,365)	—	(52,365)
Capital expenditures	(87)	(3,369)	(7,701)	—	(11,157)
Proceeds from maturities and sales of marketable debt securities	75,350	—	—	—	75,350
Purchases of marketable debt securities	(19,926)	—	—	—	(19,926)
Purchases of investments	—	—	(29)	—	(29)
Net proceeds from the sale of businesses and investments	—	—	97,496	—	97,496
Intercompany	(5,295)	—	—	5,295	—
Other, net	—	31	182	—	213
Net cash provided by (used in) investing activities	50,042	(3,338)	37,583	5,295	89,582
Cash flows from financing activities:
Purchase of treasury stock	(56,424)	—	—	—	(56,424)
Repurchases of Senior Notes	(26,590)	—	—	—	(26,590)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(25,327)	—	—	—	(25,327)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	5,030	—	5,030
Purchase of noncontrolling interests	—	(11,840)	(419)	—	(12,259)
Acquisition-related contingent consideration payments	—	—	(3,860)	—	(3,860)
Funds returned from escrow for MyHammer tender offer	—	—	10,604	—	10,604
Intercompany	13,191	(13,191)	5,295	(5,295)	—
Other, net	15,288	—	—	—	15,288
Net cash (used in) provided by financing activities	(79,862)	(25,031)	16,650	(5,295)	(93,538)
Total cash (used in) provided by	(48,793)	—	112,642	—	63,849
Effect of exchange rate changes on cash and cash equivalents	10	—	3,992	—	4,002
Net (decrease) increase in cash and cash equivalents	(48,783)	—	116,634	—	67,851
Cash and cash equivalents at beginning of period	552,699	—	776,488	—	1,329,187
Cash and cash equivalents at end of period	$503,916	$—	$893,122	$—	$1,397,038

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(47,909)	$53,257	$34,013	$—	$39,361
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(2,252)	—	(2,252)
Capital expenditures	(281)	(7,372)	(8,437)	—	(16,090)
Investments in time deposits	—	—	(87,500)	—	(87,500)
Purchases of marketable debt securities	(66,891)	—	—	—	(66,891)
Purchases of investments	—	—	(813)	—	(813)
Net proceeds from the sale of businesses and investments	10,000	—	83,097	—	93,097
Intercompany	(18,630)	—	—	18,630	—
Other, net	—	155	4,225	—	4,380
Net cash used in investing activities	(75,802)	(7,217)	(11,680)	18,630	(76,069)
Cash flows from financing activities:
Purchase of treasury stock	(135,938)	—	—	—	(135,938)
Principal payment on Match Group Term Loan	—	—	(10,000)	—	(10,000)
Repurchases of Senior Notes	(32,912)	—	—	—	(32,912)
Issuance of IAC common stock pursuant to stock-based awards, net of withholding taxes	(14,919)	—	—	—	(14,919)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	(4,453)	—	(4,453)
Purchase of noncontrolling interests	(1,400)	—	—	—	(1,400)
Acquisition-related contingent consideration payments	—	(312)	—	—	(312)
Intercompany	45,728	(45,728)	18,630	(18,630)	—
Other, net	(5,000)	—	(856)	—	(5,856)
Net cash (used in) provided by financing activities	(144,441)	(46,040)	3,321	(18,630)	(205,790)
Total cash (used in) provided by	(268,152)	—	25,654	—	(242,498)
Effect of exchange rate changes on cash and cash equivalents	—	—	(285)	—	(285)
Net (decrease) increase in cash and cash equivalents	(268,152)	—	25,369	—	(242,783)
Cash and cash equivalents at beginning of period	1,073,053	—	408,394	—	1,481,447
Cash and cash equivalents at end of period	$804,901	$—	$433,763	$—	$1,238,664

NOTE 12—SUBSEQUENT EVENT
On May 1, 2017, the Company announced that it has entered into a definitive agreement to combine IAC’s HomeAdvisor and Angie’s List into a new, publicly traded company, to be called ANGI Homeservices Inc. IAC will own between approximately 87% and 90% of the new company at closing, which is expected to take place in the fourth quarter of 2017.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments:

•	Match Group - is the world's leading provider of dating products that operates a portfolio of over 45 brands, including Match, Tinder, PlentyOfFish and OkCupid.

•	HomeAdvisor - is a leading global home services digital marketplace that helps connect consumers with home service professionals.

•	Video - consists of Vimeo, Electus, CollegeHumor, Notional, IAC Films and Daily Burn.

•
Applications - consists of Consumer, which includes our direct-to-consumer downloadable desktop applications, including Apalon, which houses our mobile operations, and SlimWare, which houses our downloadable desktop software and service operations; and Partnerships, which includes our business-to-business partnership operations.

•
Publishing - consists of Premium Brands, which includes Dotdash (formerly About.com, which has evolved from a general content website to a collection of vertical brands), Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which primarily includes Ask.com, CityGrid and, for periods prior to its sale on June 30, 2016, ASKfm.

•
Other - consists of The Princeton Review (see "2017 Developments" below), ShoeBuy and PriceRunner, for periods prior to their sales on March 31, 2017, December 30, 2016 and March 18, 2016, respectively.

Operating metrics:
Match Group

•	North America - consists of the financial results and metrics for customers located in the United States and Canada.

•	International - consists of the financial results and metrics for customers located outside of the United States and Canada.

•	Direct Revenue - is revenue that is directly received from an end user of its products.

•
Average PMC - is calculated by summing the number of paid members, or paid member count ("PMC"), at the end of each day in the relevant measurement period and dividing it by the number of calendar days in that period. PMC as of any given time represents the number of users with a paid membership at that time.

•
Average Revenue per Paying User ("ARPPU") - is Direct Revenue from paid members in the relevant measurement period (whether in the form of subscription payments or à la carte payments) divided by the Average PMC in such period divided by the number of calendar days in such period.

HomeAdvisor

•	Domestic business - includes the HomeAdvisor branded marketplace service and its owned affiliates in the United States. It excludes other domestic operating subsidiaries within the segment.

•	European business - includes the HomeAdvisor branded marketplace service and its owned affiliates in Europe.

•	Service Requests - are fully completed and submitted customer service requests.

•	Paying Service Professionals ("Paying SPs") - are the number of service professionals that had an active membership and/or paid for leads in the last month of the period.
Video

•	Vimeo ending subscribers - are the number of subscribers to Vimeo's Creator Platform with a Plus, Pro or Business subscription at the end of the period.
Operating costs and expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) payments made to partners who distribute our Partnerships customized browser-based applications and who integrate our paid listings into their websites and (ii) fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes production costs related to media produced by Electus and other businesses within our Video segment and expenses associated with the operation of the Company's data centers, consisting of compensation (including stock-based compensation) and other employee-related costs, hosting fees, credit card processing fees, content acquisition costs and rent. Cost of revenue in 2016 includes ShoeBuy's cost of products sold and shipping and handling costs.

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

•
Match Group Term Loan - a seven-year term loan entered into by Match Group on November 16, 2015 in the original amount of $800 million. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, Match Group issued $400 million of 6.375% Senior Notes (described below) and used the proceeds to prepay a portion of the Match Group Term Loan. On December 8, 2016, a $40 million principal payment was made. In addition, the outstanding balance was repriced at LIBOR plus 3.25%, with a LIBOR floor of 0.75%. The outstanding balance of the Match Group Term Loan as of March 31, 2017 is $350 million.

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

Management Overview
IAC is a leading media and Internet company comprised of widely known consumer brands, such as HomeAdvisor, Vimeo, Dotdash (formerly About.com), Dictionary.com, The Daily Beast, Investopedia, and Match Group's online dating portfolio, which includes Match, Tinder, PlentyOfFish and OkCupid.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
A significant portion of the revenue from our Applications and Publishing segments is derived from online advertising, most of which is attributable to our services agreement with Google Inc. ("Google"). The Company's services agreement became effective on April 1, 2016, following the expiration of the previous services agreement. The services agreement expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The terms of the new Google services agreement significantly reduced the revenue earned by our Publishing segment during the twelve months ended March 31, 2017 compared to the twelve months ended March 31, 2016. Given the new services agreement with Google has been in place for a full year as of April 1, 2017, the Company does not expect the Publishing segment's year-over-year revenue to be negatively affected by the new services agreement for the balance of 2017. However, the services agreement requires that we comply with certain guidelines promulgated by Google, and Google may generally unilaterally update its policies and guidelines without advance notice. Any such updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2017 and 2016, revenue earned from Google was $187.8 million and $284.6 million, respectively. The decline in Google revenue in the first quarter of 2017 was primarily due to the effects of the new contract. For the three months ended March 31, 2017 and 2016, revenue earned from Google represents 84% and 70%; and 91% and 83%, of Applications and Publishing revenue, respectively.
2017 Developments
During the three months ended March 31, 2017, the Company repurchased 0.7 million shares of common stock at an average price of $69.73 per share, or $50.1 million in aggregate.
During the three months ended March 31, 2017, the Company redeemed and repurchased $23.3 million of its 2013 Senior Notes and called an additional $5.0 million for redemption, and repurchased $3.3 million of its 2012 Senior Notes.
On May 1, 2017, the Company announced that it has entered into a definitive agreement to combine IAC’s HomeAdvisor and Angie’s List into a new, publicly traded company, to be called ANGI Homeservices Inc. IAC will own between approximately 87 % and 90% of the new company at closing, which is expected to take place in the fourth quarter of 2017.

On March 31, 2017, Match Group sold its non-dating business, consisting of The Princeton Review. The non-dating business does not meet the threshold to be reflected as a discontinued operation at the IAC level. The Company has moved the non-dating business to its “Other” segment as of and for the quarter ended March 31, 2017 and prior period segment data has been recast to conform to the current period presentation.
HomeAdvisor acquired MyBuilder on March 24, 2017, and HomeStars on February 8, 2017, leading home services platforms in the United Kingdom and Canada, respectively.
First Quarter 2017 Consolidated Results
For the three months ended March 31, 2017, the Company's revenue decreased $58.3 million, or 7%, however, operating income and Adjusted EBITDA grew $15.6 million, or 73%, and $16.1 million, or 19%, respectively. Despite strong growth of $39.3 million from HomeAdvisor and $38.4 million from Match Group, revenue decreased due primarily to a significant decline of $87.9 million from Publishing primarily due to the effects of the new Google contract and a decline of $42.5 million from Other due primarily to the sales of ShoeBuy and PriceRunner on December 30, 2016 and March 18, 2016, respectively. Operating income increased $15.6 million primarily due to the increase of $16.1 million in Adjusted EBITDA. The Adjusted EBITDA increase was primarily driven by strong growth of $19.0 million from Match Group, $6.1 million from HomeAdvisor, $3.9 from Applications and reduced losses of $2.2 million from Video, partially offset by a decline of $10.2 million from Publishing and lower expenses of $4.9 million in the prior year from Corporate.
Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016
Revenue

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$298,764	$38,363	15%	$260,401
HomeAdvisor	150,745	39,256	35%	111,489
Video	50,577	(4,518)	(8)%	55,095
Applications	158,897	(899)	(1)%	159,796
Publishing	78,080	(87,922)	(53)%	166,002
Other	23,980	(42,534)	(64)%	66,514
Inter-segment eliminations	(210)	(92)	(79)%	(118)
Total	$760,833	$(58,346)	(7)%	$819,179
Match Group revenue increased 15% driven by International Direct Revenue growth of $25.7 million, or 30%, and North America Direct Revenue growth of $13.0 million, or 8%. Both International and North America Direct Revenue were driven by higher Average PMC, up 33% and 7%, respectively, due primarily to continued growth in paying members at Tinder, PlentyOfFish and Pairs (in Japan). International Direct Revenue growth was partially offset by a 2% decline in ARPPU. The decline in ARPPU was due to continued mix shift towards brands with lower price points. North America ARPPU grew 2% driven by higher rates, partially offset by continued mix shift towards brands with lower price points.
HomeAdvisor revenue increased 35% driven by strong growth of $36.0 million, or 38%, at the Domestic business and 35% at the European business. Domestic business revenue growth was driven by a 34% increase in Paying SPs to 156,000 and a 34% increase in Service Requests to 3.7 million. Revenue growth at the European business was driven by the acquisition of a controlling interest in MyHammer Holding AG on November 3, 2016 and organic growth across other regions.
Video revenue decreased 8% driven by Electus due primarily to the timing of projects, partially offset by accelerating growth at Vimeo, which had ending subscribers of 0.8 million, an increase of 15%, compared to the prior year.
Applications revenue decreased less than 1% due to a decline of $13.5 million, or 32%, in Partnerships, largely offset by an increase of $12.6 million, or 11%, in Consumer. Partnerships revenue decreased due primarily to the loss of certain partners. The growth in Consumer was driven by a 164% increase at Apalon and strong growth at SlimWare.

Publishing revenue decreased 53% due to $46.1 million, or 56%, lower Premium Brands revenue and $41.8 million, or 50%, lower Ask & Other revenue. Premium Brands revenue decreased due primarily to declines in paid search traffic, mainly attributable to the new Google contract, which became effective April 1, 2016, partially offset by double digit revenue growth at Investopedia. Ask & Other revenue decreased due to a decline in revenue at Ask.com primarily as a result of the new Google contract as well as declines in revenue at certain other legacy businesses.
Other revenue decreased 64% due principally to the sales of ShoeBuy and PriceRunner on December 30, 2016 and March 18, 2016, respectively.
Cost of revenue

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$145,958	$(47,776)	(25)%	$193,734
As a percentage of revenue	19%			24%
Cost of revenue in 2017 decreased from 2016 due to decreases of $30.7 million from Other, $20.9 million from Publishing, $6.1 million from Applications and $5.8 million from Video, partially offset by an increase of $15.1 million from Match Group.

•	The Other decrease was due primarily to the sale of ShoeBuy in December 2016.

•
The Publishing decrease was due primarily to reductions of $16.4 million in traffic acquisition costs driven by a decline in revenue at Ask.com and certain legacy businesses and $2.2 million in content costs due primarily to About.com due, in part, to its vertical brand strategy, which launched in the second quarter of 2016.

•
The Applications decrease was due primarily to a reduction of $3.6 million in traffic acquisition costs driven by a decline in revenue at Partnerships and a decrease of $1.0 million in compensation due, in part, to a decrease in headcount as a result of reductions in workforce in 2016.

•	The Video decrease was due primarily to a net decrease of $5.4 million in production costs at our media and video businesses.

•	The Match Group increase was due primarily to a significant increase of $13.5 million in in-app purchase fees across multiple brands primarily at Tinder.
Selling and marketing expense

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$350,411	$(32,653)	(9)%	$383,064
As a percentage of revenue	46%			47%
Selling and marketing expense in 2017 decreased from 2016 due to a decrease of $50.0 million from Publishing, partially offset by an increase of $21.3 million from HomeAdvisor.

•
The Publishing decrease was due primarily to a reduction of $45.7 million in online marketing, mostly resulting from changes in the new Google contract, which became effective April 1, 2016, and other Google policy and algorithm updates, and a decrease of $3.3 million in compensation due, in part, to reductions in workforce that occurred in 2016.

•
The HomeAdvisor increase was due primarily to higher online and offline marketing of $14.4 million and an increase of $6.4 million in compensation due primarily to an increase in the sales force at the Domestic business.

General and administrative expense

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$143,595	$11,344	9%	$132,251
As a percentage of revenue	19%			16%
General and administrative expense in 2017 increased from 2016 due to increases of $10.9 million from HomeAdvisor, $6.6 million from Corporate and $4.9 million from Match Group, partially offset by decreases of $9.6 million from Other and $3.8 million from Publishing.

•
The HomeAdvisor increase was due primarily to higher compensation of $2.2 million due, in part, to increased headcount at the Domestic business, an increase of $2.7 million in bad debt expense due, in part, to higher revenue at the Domestic business, $1.8 million from recent acquisitions, and $1.0 million in transaction-related costs in the current year period.

•	The Corporate increase was due primarily to lower compensation costs in 2016, including bonus expense and severance costs.

•
The Match Group increase was due primarily to an increase of $3.6 million in compensation, partially offset by a decrease in expense of $1.8 million in acquisition-related contingent consideration fair value adjustments. The increase in compensation is due to an increase of $2.7 million in stock-based compensation expense primarily due to an increase in expense related to a subsidiary denominated equity award issued to a non-employee and an increase in headcount from business growth.

•	The Other decrease was due primarily to the sales of ShoeBuy and PriceRunner in 2016.

•	The Publishing decrease was due primarily to the sale of ASKfm in 2016, a decrease of $1.1 million in professional fees at Ask.com and reductions in workforce in 2016.
Product development expense

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$54,760	$(4,338)	(7)%	$59,098
As a percentage of revenue	7%			7%
Product development expense in 2017 decreased from 2016 due to decreases of $3.0 million from Publishing and $2.2 million from Applications.

•	The Publishing decrease was due primarily to a decrease of $1.1 million from the sale of ASKfm in 2016 and lower compensation of $0.7 million due, in part, to reductions in workforce in 2016.

•	The Applications decrease was due primarily to a decrease of $1.9 million in compensation due, in part, to a decrease in headcount related to reductions in workforce in 2016.

Depreciation

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$19,888	$4,093	26%	$15,795
As a percentage of revenue	3%			2%
Depreciation in 2017 increased from 2016 due primarily to the reduction in the estimated residual value of certain corporate assets as well as incremental depreciation at Match Group and HomeAdvisor related to continued corporate growth.
Operating income (loss)

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$58,871	$24,685	72%	$34,186
HomeAdvisor	6,020	4,106	215%	1,914
Video	(15,589)	1,896	11%	(17,485)
Applications	32,768	5,090	18%	27,678
Publishing	(5,788)	(12,564)	NM	6,776
Other	(5,621)	(521)	(10)%	(5,100)
Corporate	(33,601)	(7,049)	(27)%	(26,552)
Total	$37,060	$15,643	73%	$21,417

As a percentage of revenue	5%			3%
________________________
NM = not meaningful
Operating income in 2017 increased from 2016 due primarily to an increase of $16.1 million in Adjusted EBITDA described below, a decrease of $4.7 million in amortization of intangibles and a change of $1.8 million in acquisition-related contingent consideration fair value adjustments, partially offset by increases of $4.1 million in depreciation expense and $2.8 million in stock-based compensation expense. The decrease in amortization of intangibles is due primarily to certain intangible assets from the PlentyOfFish acquisition becoming fully amortized. The increase in stock-based compensation expense is due primarily to the issuance of new equity awards since 2016 and an increase in expense related to a subsidiary denominated equity award issued to a non-employee, partially offset by a net decrease in expense associated with the modification of certain equity awards.
At March 31, 2017, there was $278.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$86,231	$18,957	28%	$67,274
HomeAdvisor	11,073	6,107	123%	4,966
Video	(14,732)	2,169	13%	(16,901)
Applications	34,933	3,875	12%	31,058
Publishing	1,179	(10,235)	(90)%	11,414
Other	(1,532)	97	6%	(1,629)
Corporate	(15,176)	(4,880)	(47)%	(10,296)
Total	$101,976	$16,090	19%	$85,886

As a percentage of revenue	13%			10%
For a reconciliation of operating income (loss) for the Company's reportable segments and net earnings attributable to IAC's shareholders to Adjusted EBITDA, see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."

Match Group Adjusted EBITDA increased 28% due primarily to an increase of $38.4 million in revenue and a decrease in selling and marketing expense as a percentage of revenue as the product mix continues to shift towards brands with lower marketing spend, partially offset by an increase in cost of revenue and general and administrative expense.
HomeAdvisor Adjusted EBITDA more than doubled to $11.1 million due primarily to an increase of $39.3 million in revenue. Adjusted EBITDA growth was reduced by higher losses at the European business, an increase in selling and marketing expense at both the Domestic and European businesses, $1.0 million in transaction-related costs and $0.5 million in transaction-related deferred revenue write-offs. Higher losses at the European business were primarily driven by our European expansion strategy including higher selling and marketing expense and higher compensation cost.
Video Adjusted EBITDA loss improved 13% due to reduced losses at Daily Burn and Vimeo, partially offset by Electus which incurred losses in the current year period versus a slight profit in 2016.
Applications Adjusted EBITDA increased 12% due primarily to lower operating costs resulting from restructurings in 2016, and improved profitability at Apalon and SlimWare, partially offset by $1.5 million in restructuring charges during the current year period.
Publishing Adjusted EBITDA decreased 90% due primarily to lower revenue driven by the new Google contract, partially offset by lower operating costs resulting from the restructurings in 2016.
Corporate Adjusted EBITDA loss increased 47% due primarily to lower compensation costs in 2016, including bonus expense and severance costs.
Interest expense

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$24,792	$(3,068)	(11)%	$27,860
Interest expense decreased $3.1 million due primarily to lower interest expense of $7.5 million related to the 2016 prepayment and repricing of the Match Group Term Loan and a decrease of $1.6 million in interest expense related to lower outstanding balances of the 2013 and 2012 Senior Notes. Partially offsetting this decrease is $6.5 million of interest expense associated with the 2016 Match Group Senior Notes.

Other (expense) income, net

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other (expense) income, net	$(7,714)	$(23,611)	NM	$15,897
Other expense, net in 2017 includes $3.4 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, a $2.7 million mark-to-market adjustment pertaining to a subsidiary denominated equity award issued to a non-employee and $2.6 million in net foreign currency exchange losses, partially offset by interest income of $1.6 million.
Other income, net in 2016 includes a $13.5 million gain related to the sale of PriceRunner, $4.5 million in net foreign currency exchange gains, interest income of $1.6 million and $1.2 million in gains related to the sale of several long-term investments, partially offset by $2.3 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, a $1.4 million loss on the 2013 and 2012 Senior Note redemptions and repurchases and a $1.2 million mark-to-market adjustment pertaining to a subsidiary denominated equity award issued to a non-employee.
Income tax benefit (provision)

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit (provision)	$23,909	NM	NM	$(1,520)
Effective income tax rate	NM			16%
The 2017 income tax benefit is due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. Under ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $26.8 million in the first quarter of 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
The 2016 effective income tax rate was lower than the statutory rate of 35% due primarily to the non-taxable gain on the sale of PriceRunner, partially offset by the non-deductible loss on contingent consideration fair value adjustments and the unbenefited loss associated with the other-than-temporary impairment charges related to certain of the Company's cost method investments.
For further details of income tax matters, see "Note 2—Income Taxes" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
Net (earnings) loss attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are included in our consolidated financial statements.

	Three Months Ended March 31,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Net (earnings) loss attributable to noncontrolling interests	$(2,254)	$2,602	NM	$348
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in Match Group's earnings, partially offset by net losses attributable to the noncontrolling interests in certain subsidiaries within the HomeAdvisor and Video segments.

Net loss attributable to noncontrolling interests in 2016 primarily represents the net losses attributable to the noncontrolling interests in certain subsidiaries within the Publishing, HomeAdvisor and Video segments, partially offset by the publicly-held interest in Match Group's earnings.

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
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to IAC shareholders to Adjusted EBITDA for the three months ended March 31, 2017 and 2016, see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents:
United States (a)	$915,967	$815,588
All other countries (b) (c)	481,071	513,599
Total cash and cash equivalents	1,397,038	1,329,187
Marketable securities (United States) (d)	33,992	89,342
Total cash and cash equivalents and marketable securities (e)	$1,431,030	$1,418,529

Match Group Debt:
2015 Match Group Senior Notes	$445,172	$445,172
2016 Match Group Senior Notes	400,000	400,000
Match Group Term Loan due November 16, 2022 (f)	350,000	350,000
Total Match Group long-term debt	1,195,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	5,023	5,245
Less: Unamortized debt issuance costs	12,908	13,434
Total Match Group debt	1,177,241	1,176,493

IAC Debt:
2013 Senior Notes	366,874	390,214
2012 Senior Notes	34,859	38,109
Total IAC long-term debt	401,733	428,323
Less: Current portion of IAC long-term debt	5,000	20,000
Less: Unamortized debt issuance costs	1,992	2,332
Total IAC debt, net of current portion	394,741	405,991

Total long-term debt, net of current portion	$1,571,982	$1,582,484
_________________________________________________________________________

(a)	Domestically, cash equivalents primarily consist of AAA rated government money market funds, commercial paper rated A1/P1 or better and treasury discount notes.

(b)
Internationally, cash equivalents primarily consist of AAA rated treasury money market funds with maturities less than 91 days from the date of purchase, and time deposits with maturities of less than 91 days.

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

(d)
Marketable securities consist of commercial paper rated A1/P1, treasury discount notes and short-to-medium-term debt securities issued by investment grade corporate issuers. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also may invest in equity securities as part of its investment strategy.

(e)
At March 31, 2017 and December 31, 2016, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $266.1 million and $170.1 million; and $114.0 million and $139.6 million, respectively. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of Match Group and its subsidiaries. Match Group generated $90.0 million and $84.4 million of operating cash flows for the three months ended March 31, 2017 and 2016, respectively. In addition, agreements governing Match Group’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.

(f)
The Match Group Term Loan matures on November 16, 2022; provided that, if any of the 2015 Match Group Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes, the Match Group Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes.

IAC and Match Group Long-term Debt
For a detailed description of IAC and Match Group long-term debt, see "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$67,805	$39,361
Net cash provided by (used in) investing activities	89,582	(76,069)
Net cash used in financing activities	(93,538)	(205,790)
2017
Adjustments to earnings primarily consist of $34.0 million of stock-based compensation expense, $19.9 million of depreciation, $9.2 million of amortization of intangibles, $3.7 million of deferred income taxes, and $3.4 million of impairment of long-term investments. The deferred tax provision primarily relates to the settlement of stock-based awards. The decrease from changes in working capital consist primarily of a change in income taxes payable and receivable of $38.6 million, an increase in other assets of $15.9 million, an increase in accounts receivable of $13.9 million, partially offset by an increase in accounts payable and other current liabilities of $26.0 million. The change in income taxes payable and receivable primarily relates to the settlement of stock-based awards. The excess tax benefit from stock-based awards was $26.8 million. The increase in other assets is primarily related to an increase in prepaid marketing at HomeAdvisor and an increase in prepaid hosting service contracts at Match Group. The increase in accounts receivable is primarily due to revenue growth at HomeAdvisor and timing of payments at Match Group. The increase in accounts payable and other current liabilities is due to (i) an increase in accrued advertising at Match Group, Publishing and HomeAdvisor mainly due to increased expenses, (ii) an increase in payables at Match Group due to timing of payments, (iii) an increase in accrued interest relating to the Company's Senior Notes and Match Group Senior Notes due to timing of interest payments, partially offset by (iv) a decrease in accrued employee compensation and benefits mainly related to the payment of 2016 cash bonuses in 2017.
Net cash provided by investing activities includes net proceeds from sale of businesses and investments of $97.5 million, which is primarily relate to the proceeds from the sale of The Princeton Review, and purchases (net of sales and maturities) of marketable debt securities of $55.4 million, partially offset by $52.4 million of cash used for the HomeStars and MyBuilder acquisitions, and capital expenditures of $11.2 million, primarily related to Match Group and HomeAdvisor investments in internal development of software to support their products and services, as well as computer hardware.
Net cash used in financing activities includes $56.4 million for the repurchase of 0.8 million shares of common stock at an average price of $69.24 per share, $26.6 million for the redemption and repurchase of a portion of the 2012 and 2013 Senior Notes, $25.3 million in net payments related to the issuance of IAC common stock pursuant to stock-based awards, this includes $38.6 million in payment of withholding taxes on behalf of employees for awards that are net settled and $13.3 million received in proceeds from the exercise of stock options, and $12.3 million for the purchase of noncontrolling interests, partially offset by $10.6 million of funds returned from escrow for the MyHammer tender offer.
2016
Adjustments to earnings primarily consist of $31.2 million of stock-based compensation expense, $15.8 million of depreciation, $13.8 million of amortization of intangibles and $14.7 million of gains on the sale of a business and long-term investments. The decrease from changes in working capital consist primarily of a change in income taxes payable and receivable of $37.5 million and a decrease in accounts payable and other current liabilities of $10.8 million, partially offset by an increase in deferred revenue of $19.5 million. The change in income taxes payable and receivable is primarily due to the payment of 2015 tax liabilities in 2016 and the settlement of stock-based awards. The excess tax benefit from stock-based awards was $15.3 million. The decrease in accounts payable and other current liabilities is due to (i) a decrease in accrued employee compensation and benefits mainly related to the payment of 2015 cash bonuses in 2016, (ii) a decrease in VAT payables related to timing of payments and (iii) a seasonal decrease in payables to suppliers at ShoeBuy, partially offset by an increase in accrued advertising expense at Match Group mainly due to increased expenses. The increase in deferred revenue is mainly due to growth in Match Group's membership revenue, partially offset by a decrease at Electus due to the timing of cash received related to various production deals.
Net cash used in investing activities in includes the purchase of time deposits (with maturities of greater than 90 days from the date of purchase) of $87.5 million, the purchase of marketable debt securities of $66.9 million and capital expenditures of $16.1 million, primarily related to the internal development of our software to support our products and services, partially offset by net proceeds from the sale of a business and long-term investments of $93.1 million, which mainly consists of proceeds from the sale of PriceRunner.
Net cash used in financing activities in includes $135.9 million for the repurchase of 3.1 million shares of common stock at an average price of $44.45 per share, $32.9 million for the repurchase of a portion of the 2012 and 2013 Senior Notes, $14.9 million in net payments related to the issuance of IAC common stock, net of withholding taxes, and a quarterly principal payment of $10.0 million on the Match Group Term Loan.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. IAC has a $300 million revolving credit facility that expires on October 7, 2020. Match Group has a $500 million revolving credit facility that expires on October 7, 2020. At March 31, 2017, there were no outstanding borrowings under the IAC Credit Facility or the Match Group Credit Facility.
At March 31, 2017, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
IAC's consolidated cash and cash equivalents at March 31, 2017 were $1.4 billion, of which $436.2 million was held by Match Group. The Company generated $67.8 million of operating cash flows for the three months ended March 31, 2017, of which $90.0 million was generated by Match Group. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of the Match Group and its subsidiaries. In addition, agreements governing Match Group's indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2017 capital expenditures are expected to be higher than 2016 by approximately 10% to 15%, driven, in part, by certain Corporate related expenditures and HomeAdvisor's sales center and corporate headquarters expansion. In April 2017, the Company paid $14.9 million related to the purchase of a 50% ownership interest in an aircraft. This aircraft is expected to replace the older of the Company's two existing jointly-owned aircrafts, which is currently being marketed for sale.
Awards made under our subsidiary denominated equity plans are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. Awards made to employees of Match Group subsidiaries may be settled in either IAC shares or Match Group shares, at our option. The tax withholding payment associated with these awards is made by the Company in cash on behalf of the employee at the time these awards are exercised; in the case of Match Group awards, the tax withholding payment is made by Match Group in cash at the time these awards are exercised. In either case, the cash tax withholding payments will vary based on the ultimate number of awards exercised, the intrinsic value of the awards upon exercise and relevant withholding tax rates. We expect a reduction in future corporate income taxes equal to a substantial portion of any such withholding tax payments by virtue of the income tax deduction we will recognize based on the intrinsic value of the awards at exercise. However, there may be some delay in the timing of the realization of the cash benefit of the income tax deduction because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments. As it relates to awards made to employees of Match Group subsidiaries, if the Company elects to settle these awards in IAC shares, we will receive Match Group shares equal in value to the IAC shares issued.  If the Company elects to settle these awards in Match Group shares, our ownership interest in Match Group will be diluted. The Match Group subsidiary denominated equity plan at Tinder has a number of scheduled option exercise periods, and the next period is in May

2017; the Company currently expects to settle a sufficient number of exercises in IAC shares to maintain an economic interest in Match Group of at least 80%. For additional discussion of subsidiary denominated equity plans, including potential cash withholding tax requirements, see "Note-13 Stock-Based Compensation" to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At March 31, 2017, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2017, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Securities Class Action Litigation against Match Group

As previously disclosed in our 2016 quarterly reports on Form 10-Q and Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against Match Group, five of its officers and directors, and twelve underwriters of Match Group's initial public offering in November 2015. See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas).  The complaint alleged that Match Group's registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) Match Group's Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPPU (as defined in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Key Terms") would decline substantially in the quarter ended December 31, 2015.  The complaint asserted that these alleged failures to timely disclose material information caused Match Group's stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015.  The complaint pleaded claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for Match Group’s alleged violations.  The complaint sought among other relief class certification and damages in an unspecified amount.

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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in any of the industries in which IAC's businesses operate (primarily the online advertising, general advertising and dating industries), our dependence on third parties in connection with the distribution and use of our products and services, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, our ability to attract and convert visitors to our various websites into users and customers, our ability to build, maintain and/or enhance our various brands, foreign exchange currency rate fluctuations, our ability to develop and monetize mobile versions of our various products and services, changes in industry standards and technology, the integrity and scalability of our systems and infrastructure (and those of third parties), our ability to protect our systems from cyberattacks and to protect personal and confidential user information, dilution with respect to our investment in Match Group, Inc., operational and financial risks relating to acquisitions, the occurrence of any event, change or other circumstances that results in the termination of the agreement with Angie's List, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the quarter ended March 31, 2017, the Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended March 31, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 2017	718,774	$69.73	718,774	8,580,742
February 2017	—	$—	—	8,580,742
March 2017	—	$—	—	8,580,742
Total	718,774	$69.73	718,774	8,580,742

_____________________________________________________________________________

(1)	Reflects repurchases made pursuant to the repurchase authorization previously announced in May 2016.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of March 31, 2017 pursuant to the May 2016 repurchase authorization. IAC may purchase shares pursuant to these repurchase authorizations over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Dated:	May 8, 2017
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	May 8, 2017
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
IAC'S PRINCIPLES OF FINANCIAL REPORTING
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES