Form 10-Q
period 2017-06-30
IAC/INTERACTIVECORP
filed 2017-08-04
CIK 891103

As filed with the Securities and Exchange Commission on August 4, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 28, 2017, the following shares of the registrant's common stock were outstanding:

Common Stock	73,964,732
Class B Common Stock	5,789,499
Total outstanding Common Stock	79,754,231

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 28, 2017 was $7,775,761,795. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,522,300	$1,329,187
Marketable securities	14,984	89,342
Accounts receivable, net of allowance of $12,336 and $16,405, respectively	219,946	220,138
Other current assets	255,951	204,068
Total current assets	2,013,181	1,842,735

Property and equipment, net of accumulated depreciation and amortization of $305,172 and $311,834, respectively	306,144	306,248
Goodwill	1,924,241	1,924,052
Intangible assets, net of accumulated amortization of $86,687 and $102,168, respectively	339,029	355,451
Long-term investments	122,055	122,810
Other non-current assets	81,417	94,577
TOTAL ASSETS	$4,786,067	$4,645,873

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$—	$20,000
Accounts payable, trade	66,194	62,863
Deferred revenue	279,099	285,615
Accrued expenses and other current liabilities	338,522	344,910
Total current liabilities	683,815	713,388

Long-term debt, net of current portion	1,572,994	1,582,484
Income taxes payable	33,884	33,528
Deferred income taxes	248,777	228,798
Other long-term liabilities	34,087	44,178

Redeemable noncontrolling interests	38,538	32,827

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000,000 shares; issued 257,475,143 and 255,672,125 shares, respectively and outstanding 73,679,714 and 72,595,470 shares, respectively	257	256
Class B convertible common stock $.001 par value; authorized 400,000,000 shares; issued 16,157,499 shares and outstanding 5,789,499 shares	16	16
Additional paid-in capital	11,945,772	11,921,559
Retained earnings	382,591	290,114
Accumulated other comprehensive loss	(136,738)	(166,123)
Treasury stock 194,163,429 and 193,444,655 shares, respectively	(10,226,721)	(10,176,600)
Total IAC shareholders' equity	1,965,177	1,869,222
Noncontrolling interests	208,795	141,448
Total shareholders' equity	2,173,972	2,010,670
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,786,067	$4,645,873
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue	$767,387	$745,439	$1,528,220	$1,564,618
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	139,033	170,397	284,991	364,131
Selling and marketing expense	320,104	296,430	670,515	679,494
General and administrative expense	150,222	147,576	293,817	279,827
Product development expense	55,430	53,565	110,190	112,663
Depreciation	18,339	17,575	38,227	33,370
Amortization of intangibles	8,624	36,975	17,785	50,795
Goodwill impairment	—	275,367	—	275,367
Total operating costs and expenses	691,752	997,885	1,415,525	1,795,647
Operating income (loss)	75,635	(252,446)	112,695	(231,029)
Interest expense	(24,728)	(27,644)	(49,520)	(55,504)
Other income (expense), net	10,230	(7,192)	2,516	8,705
Earnings (loss) before income taxes	61,137	(287,282)	65,691	(277,828)
Income tax benefit	19,420	96,740	43,329	95,220
Net earnings (loss)	80,557	(190,542)	109,020	(182,608)
Net earnings attributable to noncontrolling interests	(14,289)	(4,233)	(16,543)	(3,885)
Net earnings (loss) attributable to IAC shareholders	$66,268	$(194,775)	$92,477	$(186,493)

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share	$0.84	$(2.45)	$1.18	$(2.31)
Diluted earnings (loss) per share	$0.70	$(2.45)	$0.99	$(2.31)

Stock-based compensation expense by function:
Cost of revenue	$473	$694	$975	$1,307
Selling and marketing expense	1,643	1,690	3,450	3,561
General and administrative expense	31,751	20,516	58,691	41,709
Product development expense	5,048	4,864	9,774	12,372
Total stock-based compensation expense	$38,915	$27,764	$72,890	$58,949
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net earnings (loss)	$80,557	$(190,542)	$109,020	$(182,608)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment (a)	18,788	(3,341)	40,698	12,404
Change in unrealized gains and losses of available-for-sale securities (net of tax benefit of $3,846 for both the three and six months ended June 30, 2017, and net of tax benefits of $482 and $783 for the three and six months ended June 30, 2016, respectively) (b)	(4,028)	(3,782)	(4,026)	1,655
Total other comprehensive income (loss), net of tax	14,760	(7,123)	36,672	14,059
Comprehensive income (loss)	95,317	(197,665)	145,692	(168,549)
Comprehensive income attributable to noncontrolling interests	(18,442)	(3,553)	(23,830)	(4,379)
Comprehensive income (loss) attributable to IAC shareholders	$76,875	$(201,218)	$121,862	$(172,928)
________________________

(a)
The three and six months ended June 30, 2017 and 2016 include amounts reclassified out of other comprehensive income into earnings. See Note 6—Accumulated Other Comprehensive Loss for additional information.

(b)
The three and six months ended June 30, 2017 and 2016 include unrealized gains reclassified out of other comprehensive income into earnings. See Note 3—Marketable Securities and Note 6—Accumulated Other Comprehensive Loss for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2017
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive (Loss) Income		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2016	$32,827	$256	255,672	$16	16,157	$11,921,559	$290,114	$(166,123)	$(10,176,600)	$1,869,222	$141,448	$2,010,670
Net earnings	3,388	—	—	—	—	—	92,477	—	—	92,477	13,155	105,632
Other comprehensive income, net of tax	741	—	—	—	—	—	—	29,385	—	29,385	6,546	35,931
Stock-based compensation expense	1,134	—	—	—	—	36,350	—	—	—	36,350	25,945	62,295
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,803	—	—	(1,755)	—	—	—	(1,754)	—	(1,754)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(50,121)	(50,121)	—	(50,121)
Purchase of redeemable noncontrolling interests	(11,991)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(420)	(420)
Adjustment of redeemable noncontrolling interests to fair value	3,084	—	—	—	—	(3,084)	—	—	—	(3,084)	—	(3,084)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	13,967	13,967
Changes in noncontrolling interests of Match Group due to the issuance of its common stock	—	—	—	—	—	(7,399)	—	—	—	(7,399)	7,399	—
Noncontrolling interests created in acquisitions	14,496	—	—	—	—	—	—	—	—	—	—	—
Other	(5,141)	—	—	—	—	101	—	—	—	101	755	856
Balance at June 30, 2017	$38,538	$257	257,475	$16	16,157	$11,945,772	$382,591	$(136,738)	$(10,226,721)	$1,965,177	$208,795	$2,173,972
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$109,020	$(182,608)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	72,890	58,949
Depreciation	38,227	33,370
Amortization of intangibles	17,785	50,795
Goodwill impairment	—	275,367
Deferred income taxes	6,580	(90,902)
Acquisition-related contingent consideration fair value adjustments	4,886	10,470
Gain from the sale of businesses and investments, net	(19,663)	(13,137)
Impairment of long-term investments	4,799	2,702
Acquisition-related contingent consideration payment	(11,140)	—
Other adjustments, net	22,624	13,975
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(22,799)	47,855
Other assets	(18,492)	(20,053)
Accounts payable and other current liabilities	(2,510)	(88,150)
Income taxes payable and receivable	(59,735)	(48,028)
Deferred revenue	15,234	32,589
Net cash provided by operating activities	157,706	83,194
Cash flows from investing activities:
Acquisitions, net of cash acquired	(49,164)	(2,524)
Capital expenditures	(41,821)	(35,133)
Investments in time deposits	—	(87,500)
Proceeds from maturities of time deposits	—	87,500
Proceeds from maturities and sales of marketable debt securities	99,350	32,500
Purchases of marketable debt securities	(24,909)	(79,366)
Purchases of investments	(5,105)	(5,056)
Net proceeds from the sale of businesses and investments	119,697	103,735
Other, net	1,076	4,815
Net cash provided by investing activities	99,124	18,971
Cash flows from financing activities:
Purchase of IAC treasury stock	(56,424)	(214,635)
Proceeds from Match Group 2016 Senior Notes offering	—	400,000
Principal payment on Match Group Term Loan	—	(410,000)
Debt issuance costs for Match Group 2016 Senior Notes offering	—	(4,621)
Repurchases of IAC Senior Notes	(31,590)	(61,110)
Proceeds from the exercise of IAC stock options	48,146	10,951
Withholding taxes paid on behalf of IAC net settled stock-based awards	(49,900)	(24,048)
Proceeds from the exercise of Match Group stock options	39,403	8,671
Withholding taxes paid on behalf of Match Group net settled stock-based awards	(28,421)	(6,495)
Purchase of noncontrolling interests	(12,361)	(2,411)
Acquisition-related contingent consideration payments	(3,860)	(2,150)
Funds returned from escrow for MyHammer tender offer	10,604	—
Decrease (increase) in restricted cash related to bond redemptions	20,141	(30,002)
Other, net	(4,873)	(488)
Net cash used in financing activities	(69,135)	(336,338)
Total cash provided (used)	187,695	(234,173)
Effect of exchange rate changes on cash and cash equivalents	5,418	(1,290)
Net increase (decrease) in cash and cash equivalents	193,113	(235,463)
Cash and cash equivalents at beginning of period	1,329,187	1,481,447
Cash and cash equivalents at end of period	$1,522,300	$1,245,984

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
On March 31, 2017, Match Group sold its non-dating business, consisting of The Princeton Review. The non-dating business does not meet the threshold to be reflected as a discontinued operation at the IAC level. The Company moved the non-dating business to its “Other” segment effective March 31, 2017 and prior period segment data has been recast to conform to this presentation.
On May 1, 2017, the Company announced that it had entered into a definitive agreement with Angie's List, Inc. ("Angie's List") to combine the businesses in the Company's HomeAdvisor segment and Angie’s List under a new publicly traded company to be called ANGI Homeservices Inc. IAC will own between approximately 87% and 90% of the economic interest (on a fully diluted basis) and approximately 98% of the total voting power of ANGI Homeservices Inc. common stock. This transaction is subject to the satisfaction of customary closing conditions, including the approval by Angie's List stockholders, and is expected to close in the fourth quarter of 2017.

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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company's Current Report on Form 8-K dated July 18, 2017.
Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the fair values of marketable securities and other investments; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recoverability of definite-lived intangible assets and property and equipment; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant. Actual results could differ from these estimates.
Certain Risks and Concentrations
A meaningful portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"). For the three and six months ended June 30, 2017, revenue from Google represents 23% and 24%, respectively, of the Company's consolidated revenue. For the three and six months ended June 30, 2016, revenue from Google represents 24% and 30%, respectively, of the Company's consolidated revenue.
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
For the three and six months ended June 30, 2017, revenue earned from Google was $174.6 million and $362.4 million, respectively. For the three and six months ended June 30, 2016, revenue earned from Google was $181.5 million and $466.2 million, respectively. This revenue is earned by the businesses comprising the Applications and Publishing segments. For both the three and six months ended June 30, 2017, revenue earned from Google represents 83% of Applications revenue and 70% of Publishing revenue. For the three and six months ended June 30, 2016, revenue earned from Google represents 85% and 88% of Applications revenue and 69% and 78% of Publishing revenue, respectively. Accounts receivable related to revenue earned from Google totaled $65.9 million and $65.8 million at June 30, 2017 and December 31, 2016, respectively.
Recent Accounting Pronouncements
Accounting Pronouncements not yet adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. ASU No. 2014-09 was subsequently amended during 2015 and 2016; these amendments provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients.

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about the changes to the terms and conditions of a share-based payment award that require an entity to apply modification accounting in "Stock Compensation (Topic 718)." The provisions of ASU No. 2017-09 are effective for reporting periods beginning after December 15, 2017; early adoption is permitted. The provisions of ASU No. 2017-09 are to be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of this standard update to have a material impact on its consolidated financial statements and is currently evaluating the timing of adoption.

Accounting Pronouncements adopted by the Company

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. Upon adoption, cash payments made soon after the acquisition date of a business to settle a contingent consideration liability are classified as cash outflows for investing activities. Cash payments which are not made soon after the acquisition date of a business to settle a contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash outflows from operating activities for any excess. The Company early adopted the provisions of ASU No. 2016-15 on January 1, 2017. As a result, $11.1 million of an acquisition-related contingent consideration payment of $15.0 million, which was in excess of the liability initially recognized at the acquisition date, has been classified as a cash outflow within net cash provided by operating activities in the accompanying consolidated statement of cash flows for the six months ended June 30, 2017.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon the exercise of stock options and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated statement of operations as a component of the provision for income taxes, rather than recognized in equity, and (ii) reflected as operating, rather than financing, cash flows in our consolidated statement of cash flows. Excess tax benefits for the six months ended June 30, 2017 were $57.3 million. Excess tax benefits of $21.9 million for the six months ended June 30, 2016 were reclassified in the consolidated statement of cash flows to conform to the current year presentation. Upon adoption, the calculation of fully diluted shares excludes excess tax benefits from the assumed proceeds in applying the treasury stock method; previously such benefits were included in the calculation. This change increased fully diluted shares by approximately 1.5 million and 1.4 million shares for the three and six months ended June 30, 2017, respectively. The Company continues to account for forfeitures using an estimated forfeiture rate.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the accounting for goodwill impairment. The guidance eliminates the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $19.4 million and $43.3 million, respectively. The income tax benefit for the three and six months ended June 30, 2017 is due primarily to the effect of adopting the provisions of ASU No. 2016-09 on January 1, 2017. Under ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $57.3 million for the six months ended June 30, 2017 are recognized as a reduction to the income tax provision rather than as an increase to additional paid-in capital. For the three and six months ended June 30, 2016, the Company recorded an income tax benefit for continuing operations of $96.7 million and $95.2 million, respectively, which, in each case, represents an effective income tax rate of 34%. The effective tax rate each period is lower than the statutory rate of 35% due primarily to the non-deductible portion of the goodwill impairment at the Publishing segment, partially offset by state taxes.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At June 30, 2017 and December 31, 2016, the Company has accrued $3.0 million and $2.6 million, respectively, for the payment of interest. At both June 30, 2017 and December 31, 2016, the Company has accrued $1.7 million for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2018. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At June 30, 2017 and December 31, 2016, unrecognized tax benefits, including interest and penalties, are $41.4 million and $41.0 million, respectively. If unrecognized tax benefits at June 30, 2017 are subsequently recognized, $38.0 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2016 was $37.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$2.6 million by June 30, 2018, due to expirations of statutes of limitations; $2.4 million of which would reduce the income tax provision.
NOTE 3—MARKETABLE SECURITIES
At June 30, 2017, available-for-sale marketable securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$14,984	$—	$—	$14,984
Total marketable securities	$14,984	$—	$—	$14,984
The contractual maturities of debt securities classified as available-for-sale at June 30, 2017 are within one year. There are no investments in available-for-sale marketable debt securities that are in an unrealized loss position as of June 30, 2017.
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
The unrealized gains and losses in the above table at December 31, 2016 are included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet.
The following table presents the proceeds from maturities and sales of available-for-sale marketable securities and the related gross realized gains:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$24,000	$44,216	$99,350	$54,216
Gross realized gains	—	3,125	—	3,125
Gross realized gains from the maturities and sales of available-for-sale marketable securities are included in "Other income (expense), net" in the accompanying consolidated statement of operations. There were no gross realized losses from the maturities and sales of available-for-sale marketable securities for the three and six months ended June 30, 2017 and 2016.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$794,630	$—	$—	$794,630
Commercial paper	—	187,380	—	187,380
Time deposits	—	105,596	—	105,596
Treasury discount notes	49,974	—	—	49,974
Marketable securities:
Commercial paper	—	14,984	—	14,984
Total	$844,604	$307,960	$—	1,152,564

Liabilities:
Contingent consideration arrangements	$—	$—	$(24,829)	$(24,829)

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration Arrangements
	Three Months Ended June 30,
	2017	2016
	(In thousands)
Balance at April 1	$(21,821)	$(37,243)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(2,994)	(6,801)
Included in other comprehensive loss	(14)	(3,375)
Fair value at date of acquisition	—	55
Settlements	—	1,838
Balance at June 30	$(24,829)	$(45,526)

	Six Months Ended June 30,
	2017	2016
	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(33,871)	$4,050	$(33,873)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(4,885)	—	(10,470)
Included in other comprehensive (loss) income	(1,073)	5,950	(5,281)
Fair value at date of acquisition	—	—	1,948
Settlements	15,000	—	2,150
Proceeds from sale	—	(10,000)	—
Balance at June 30	$(24,829)	$—	$(45,526)
Contingent Consideration Arrangements
As of June 30, 2017, there are four contingent consideration arrangements related to business acquisitions. The maximum contingent payments related to these four arrangements are $91.2 million and the fair value of these arrangements at June 30, 2017 is $24.8 million.
The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The number of scenarios in the probability-weighted analyses can vary; generally, more scenarios are prepared for longer duration and more complex arrangements. The fair values of the contingent consideration arrangements at both June 30, 2017 and December 31, 2016 reflect discount rates of 12%.
The fair values of the contingent consideration arrangements are sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at June 30, 2017 and December 31, 2016 includes a current portion of $23.7 million and $33.4 million, respectively, and a non-current portion of $1.1 million and $0.4 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At June 30, 2017 and December 31, 2016, the carrying values of the Company's investments accounted for under the cost method totaled $115.2 million and $116.1 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$—	$—	$(20,000)	$(20,311)
Long-term debt, net of current portion	(1,572,994)	(1,657,758)	(1,582,484)	(1,657,861)
The fair value of long-term debt, including the current portion, is estimated using market prices or indices for similar liabilities and takes into consideration other factors such as credit quality and maturity, which are Level 3 inputs.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2017	December 31, 2016
	(In thousands)
Match Group Debt:
6.75% Senior Notes due December 15, 2022 (the "2015 Match Group Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	$445,172	$445,172
6.375% Senior Notes due June 1, 2024 (the "2016 Match Group Senior Notes"); interest payable each June 1 and December 1, which commenced December 1, 2016	400,000	400,000
Match Group Term Loan due November 16, 2022(a)	350,000	350,000
Total Match Group long-term debt	1,195,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	4,801	5,245
Less: Unamortized debt issuance costs	12,382	13,434
Total Match Group debt	1,177,989	1,176,493

IAC Debt:
4.875% Senior Notes due November 30, 2018 (the "2013 Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	361,874	390,214
4.75% Senior Notes due December 15, 2022 (the "2012 Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	34,859	38,109
Total IAC long-term debt	396,733	428,323
Less: Current portion of IAC long-term debt	—	20,000
Less: Unamortized debt issuance costs	1,728	2,332
Total IAC debt, net of current portion	395,005	405,991

Total long-term debt, net of current portion	$1,572,994	$1,582,484
________________________

(a)
The Match Group Term Loan matures on November 16, 2022; provided that, if any of the 2015 Match Group Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes, the Match Group Term Loan maturity date shall be the date that is 91 days prior to the maturity date of the 2015 Match Group Senior Notes.

Match Group Senior Notes
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
The indentures governing the 2016 and 2015 Match Group Senior Notes contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2017 there were no limitations pursuant thereto. There are additional covenants that limit Match Group's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event Match Group is not in compliance with the leverage ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting Match Group subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Match Group Term Loan and Match Group Credit Facility
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), Match Group borrowed $800 million in the form of a term loan (the "Match Group Term Loan"). On June 30, 2016, Match Group made a $10 million principal payment on the Match Group Term Loan. On June 1, 2016, the $400 million in proceeds from the 2016 Match Group Senior Notes, described above, were used to prepay a portion of the Match Group Term Loan. On December 8, 2016, Match Group made an additional $40 million principal payment on the Match Group Term Loan and the remaining outstanding balance of $350 million, which is due at maturity, was repriced. The Match Group Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Match Group Credit Agreement. The Match Group Term Loan bears interest, at Match Group's option, at a base rate or LIBOR, plus 2.25% or 3.25%, respectively, and in the case of LIBOR, a floor of 0.75%. The interest rate on the Match Group Term Loan at June 30, 2017 is 4.37%. Interest payments are due at least semi-annually through the term of the loan.
Match Group has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At June 30, 2017 and December 31, 2016, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
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
IAC Senior Notes
The 2013 and 2012 Senior Notes were issued by IAC on November 15, 2013 and December 21, 2012, respectively. The 2013 and 2012 Senior Notes are unconditionally guaranteed by certain wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries, except neither Match Group nor any of its subsidiaries guarantee any debt of IAC, or are subject to any of the covenants related to such debt. The guarantor subsidiaries are the same for the 2013 and 2012 Senior Notes. See "Note 11—Guarantor and Non-guarantor Financial Information" for financial information relating to guarantor and non-guarantor subsidiaries.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the six months ended June 30, 2017, the Company redeemed and repurchased $28.3 million of its 2013 Senior Notes and repurchased $3.3 million of its 2012 Senior Notes. For the six months ended June 30, 2016, the Company redeemed and repurchased $55.0 million of its 2013 Senior Notes and repurchased $6.1 million of its 2012 Senior Notes.
The indenture governing the 2013 Senior Notes contains covenants that would limit our ability to pay dividends or to make distributions and repurchase or redeem our stock in the event a default has occurred or our leverage ratio (as defined in the indenture) exceeds 3.0 to 1.0. At June 30, 2017, there were no limitations pursuant thereto. There are additional covenants that limit the Company's ability and the ability of its restricted subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event we are not in compliance with the financial ratio set forth in the indenture, and (ii) incur liens, enter into agreements limiting our restricted subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of our assets. The indenture governing the 2012 Senior Notes was amended to eliminate substantially all of the restrictive covenants contained therein in connection with the Match Exchange Offer.
IAC Credit Facility
IAC has a $300.0 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At June 30, 2017 and December 31, 2016, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio (as defined in the agreement) of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 2013 and 2012 Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 2013 and 2012 Senior Notes rank equally with each other, and are subordinate to outstanding borrowings under the IAC Credit Facility to extent of the value of the assets securing such borrowings.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended June 30, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of April 1	$(151,373)	$4,028	$(147,345)
Other comprehensive income before reclassifications	14,664	5	14,669
Amounts reclassified to earnings (a)	(29)	(4,033)	(4,062)
Net current period other comprehensive income (loss)	14,635	(4,028)	10,607
Balance as of June 30	$(136,738)	$—	$(136,738)
___________________

(a)	Amount includes a tax benefit of $3.8 million.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of April 1	$(118,485)	$7,521		$(110,964)
Other comprehensive loss before reclassifications, net of tax benefit of $0.5 million related to unrealized losses on available-for-sale securities	(5,588)	(683)		(6,271)
Amounts reclassified to earnings	2,461	(2,633)	(b)	(172)
Net current period other comprehensive loss	(3,127)	(3,316)		(6,443)
Balance as of June 30	$(121,612)	$4,205		$(117,407)
___________________

(b)	Amount is net of a tax provision of less than $0.1 million.

	Six Months Ended June 30, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(170,149)	$4,026		$(166,123)
Other comprehensive income before reclassifications	32,726	7		32,733
Amounts reclassified to earnings	685	(4,033)	(c)	(3,348)
Net current period other comprehensive income (loss)	33,411	(4,026)		29,385
Balance as of June 30(d)	$(136,738)	$—		$(136,738)
___________________

(c)	Amount includes a tax benefit of $3.8 million.

(d)	At June 30, 2017 there was no tax benefit or provision on other comprehensive income.

	Six Months Ended June 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(154,645)	$2,542		$(152,103)
Other comprehensive income before reclassifications, net of tax benefit of $0.8 million related to unrealized losses on available-for-sale securities	1,594	4,754		6,348
Amounts reclassified to earnings	9,850	(2,633)	(e)	7,217
Net current period other comprehensive income	11,444	2,121		13,565
Reallocation of accumulated other comprehensive loss (income) related to the noncontrolling interests created in the Match Group initial public offering	21,589	(458)		21,131
Balance as of June 30	$(121,612)	$4,205		$(117,407)
___________________

(e)	Amount is net of a tax provision of less than $0.1 million.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders:

	Three Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$80,557	$80,557	$(190,542)	$(190,542)
Net earnings attributable to noncontrolling interests	(14,289)	(14,289)	(4,233)	(4,233)
Impact from Match Group's dilutive securities(a)	—	(7,925)	—	—
Net earnings (loss) attributable to IAC shareholders	$66,268	$58,343	$(194,775)	$(194,775)

Denominator:
Weighted average basic shares outstanding	79,067	79,067	79,523	79,523
Dilutive securities including subsidiary denominated equity awards, stock options and RSUs(b)(c)(d)	—	4,711	—	—
Denominator for earnings per share—weighted average shares(b)(c)(d)	79,067	83,778	79,523	79,523

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share	$0.84	$0.70	$(2.45)	$(2.45)

	Six Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$109,020	$109,020	$(182,608)	$(182,608)
Net earnings attributable to noncontrolling interests	(16,543)	(16,543)	(3,885)	(3,885)
Impact from Match Group's dilutive securities(a)	—	(10,355)	—	—
Net earnings (loss) attributable to IAC shareholders	$92,477	$82,122	$(186,493)	$(186,493)

Denominator:
Weighted average basic shares outstanding	78,633	78,633	80,775	80,775
Dilutive securities including subsidiary denominated equity awards, stock options and RSUs(b)(c)(d)	—	4,510	—	—
Denominator for earnings per share—weighted average shares(b)(c)(d)	78,633	83,143	80,775	80,775

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share	$1.18	$0.99	$(2.31)	$(2.31)
________________________

(a)
The amount for the three and six months ended June 30, 2017 reflects the reduction in Match Group's earnings attributable to IAC from the assumed exercise of Match Group's dilutive securities under the if-converted method. For the three and six months ended June 30, 2016, the effect of Match Group's dilutive securities under the if-converted method is excluded because it would have been anti-dilutive due to the Company's net loss.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of subsidiary denominated equity and stock options and vesting of restricted stock units ("RSUs"). For the three and six months ended June 30, 2017, less than 0.1 million and 0.5 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
For the three and six months ended June 30, 2016, the Company had a loss from operations and, as a result, approximately 9.8 million potentially dilutive securities were excluded from computing diluted earnings per share because the impact would have been anti-dilutive.

(d)
Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2017, 0.4 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met. For both the three and six months ended June 30, 2016, 1.0 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Match Group	$309,572	$275,309	$608,336	$535,710
HomeAdvisor	180,711	130,173	331,456	241,662
Video	55,182	47,311	105,759	102,406
Applications	143,969	143,157	302,866	302,953
Publishing	78,124	85,291	156,204	251,293
Other(a)	—	64,294	23,980	130,808
Inter-segment eliminations	(171)	(96)	(381)	(214)
Total	$767,387	$745,439	$1,528,220	$1,564,618
___________________

(a)
The Other segment consists of the results of PriceRunner, ShoeBuy and The Princeton Review for periods prior to the sale of these businesses, which occurred on March 18, 2016, December 30, 2016 and March 31, 2017, respectively. Beginning in the second quarter of 2017, as a result of the sale of these businesses, the Other segment does not include any financial results.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Operating Income (Loss):
Match Group	$82,975	$77,500	$141,846	$111,686
HomeAdvisor	8,264	11,910	14,284	13,824
Video	(7,829)	(5,039)	(23,418)	(22,524)
Applications	39,134	18,921	71,902	46,599
Publishing	(2,857)	(316,934)	(8,645)	(310,158)
Other	—	(5,518)	(5,621)	(10,618)
Corporate	(44,052)	(33,286)	(77,653)	(59,838)
Total	$75,635	$(252,446)	$112,695	$(231,029)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Adjusted EBITDA:(b)
Match Group	$109,910	$101,459	$196,141	$168,733
HomeAdvisor	14,675	15,016	25,748	19,982
Video	(6,832)	(3,975)	(21,564)	(20,876)
Applications	40,546	29,082	75,479	60,140
Publishing	2,740	(11,845)	3,919	(431)
Other	—	(2,283)	(1,532)	(3,912)
Corporate	(16,532)	(15,418)	(31,708)	(25,714)
Total	$144,507	$112,036	$246,483	$197,922
________________________

(b)
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue of the Company's principal segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Match Group
Direct revenue	$299,423	$263,421	$587,175	$512,449
Indirect revenue (principally advertising revenue)	10,149	11,888	21,161	23,261
Total Match Group revenue	$309,572	$275,309	$608,336	$535,710

HomeAdvisor
Consumer connection revenue (c)	$152,333	$108,600	$276,798	$200,088
Membership subscription revenue	20,434	13,508	38,999	25,925
Other	7,944	8,065	15,659	15,649
Total HomeAdvisor revenue	$180,711	$130,173	$331,456	$241,662

Applications
Advertising	$128,832	$130,105	$268,735	$280,185
Subscription (including downloadable app fees) and other	15,137	13,052	34,131	22,768
Total Applications revenue	$143,969	$143,157	$302,866	$302,953

Publishing
Advertising	$77,622	$84,770	$155,169	$250,150
Other	502	521	1,035	1,143
Total Publishing revenue	$78,124	$85,291	$156,204	$251,293
___________________

(c)	Fees paid by service professionals for consumer matches.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
United States	$545,020	$549,725	$1,093,618	$1,154,216
All other countries	222,367	195,714	434,602	410,402
Total	$767,387	$745,439	$1,528,220	$1,564,618

	June 30, 2017	December 31, 2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$278,703	$281,725
All other countries	27,441	24,523
Total	$306,144	$306,248

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended June 30, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$82,975	$15,654	$7,883	$404	$2,994	$109,910
HomeAdvisor	8,264	443	3,218	2,750	—	14,675
Video	(7,829)	133	552	312	—	(6,832)
Applications	39,134	—	921	491	—	40,546
Publishing	(2,857)	—	930	4,667	—	2,740
Other	—	—	—	—	—	—
Corporate	(44,052)	22,685	4,835	—	—	(16,532)
Total	75,635	$38,915	$18,339	$8,624	$2,994	$144,507
Interest expense	(24,728)
Other income, net	10,230
Earnings before income taxes	61,137
Income tax benefit	19,420
Net earnings	80,557
Net earnings attributable to noncontrolling interests	(14,289)
Net earnings attributable to IAC shareholders	$66,268

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$77,500	$12,644	$7,176	$4,894	$(755)	$—	$101,459
HomeAdvisor	11,910	408	1,925	773	—	—	15,016
Video	(5,039)	—	477	587	—	—	(3,975)
Applications	18,921	—	1,082	1,523	7,556	—	29,082
Publishing	(316,934)	—	2,148	27,574	—	275,367	(11,845)
Other	(5,518)	54	1,557	1,624	—	—	(2,283)
Corporate	(33,286)	14,658	3,210	—	—	—	(15,418)
Total	(252,446)	$27,764	$17,575	$36,975	$6,801	$275,367	$112,036
Interest expense	(27,644)
Other expense, net	(7,192)
Loss before income taxes	(287,282)
Income tax benefit	96,740
Net loss	(190,542)
Net earnings attributable to noncontrolling interests	(4,233)
Net loss attributable to IAC shareholders	$(194,775)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$141,846	$33,678	$15,472	$807	$4,338	$196,141
HomeAdvisor	14,284	1,133	6,214	4,117	—	25,748
Video	(23,418)	133	1,096	625	—	(21,564)
Applications	71,902	—	1,932	1,097	548	75,479
Publishing	(8,645)	—	2,949	9,615	—	3,919
Other	(5,621)	1,729	836	1,524	—	(1,532)
Corporate	(77,653)	36,217	9,728	—	—	(31,708)
Total	112,695	$72,890	$38,227	$17,785	$4,886	$246,483
Interest expense	(49,520)
Other income, net	2,516
Earnings before income taxes	65,691
Income tax benefit	43,329
Net earnings	109,020
Net earnings attributable to noncontrolling interests	(16,543)
Net earnings attributable to IAC shareholders	$92,477

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$111,686	$30,092	$12,927	$11,622	$2,406	$—	$168,733
HomeAdvisor	13,824	815	3,798	1,545	—	—	19,982
Video	(22,524)	—	875	965	(192)	—	(20,876)
Applications	46,599	—	2,231	3,054	8,256	—	60,140
Publishing	(310,158)	—	4,337	30,023	—	275,367	(431)
Other	(10,618)	104	3,016	3,586	—	—	(3,912)
Corporate	(59,838)	27,938	6,186	—	—	—	(25,714)
Total	(231,029)	$58,949	$33,370	$50,795	$10,470	$275,367	$197,922
Interest expense	(55,504)
Other income, net	8,705
Loss before income taxes	(277,828)
Income tax benefit	95,220
Net loss	(182,608)
Net earnings attributable to noncontrolling interests	(3,885)
Net loss attributable to IAC shareholders	$(186,493)
NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Other income (expense), net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Other income (expense), net	$10,230	$(7,192)	$2,516	$8,705
Three months ended June 30, 2017 and 2016
Other income, net in 2017 includes $21.2 million in gains related to the sales of certain investments and interest income of $2.5 million, partially offset by a $8.0 million mark-to-market adjustment pertaining to a subsidiary denominated equity award issued to a non-employee, $3.6 million in net foreign currency exchange losses and $1.4 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
Other expense, net in 2016 includes a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the prepayment of $400 million of the Match Group Term Loan, a loss of $3.7 million related to the sale of ASKfm and a $1.7 million loss on the 2012 and 2013 Senior Note redemptions, partially offset by $8.6 million in net foreign currency exchange gains and interest income of $1.1 million.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six months ended June 30, 2017 and 2016
Other income, net in 2017 includes $21.3 million in gains related to the sales of certain investments and interest income of $4.1 million, partially offset by a $10.6 million mark-to-market adjustment pertaining to a subsidiary denominated equity award issued to a non-employee, $6.2 million in net foreign currency exchange losses and $4.8 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
Other income, net in 2016 includes $13.1 million in net foreign currency exchange gains, a $12.0 million gain related to the sale of PriceRunner, a $3.1 million gain related to the sale of a marketable equity security and interest income of $2.8 million, partially offset by a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs as described above in the three-month discussion, a loss of $3.7 million related to the sale of ASKfm, a $3.4 million mark-to-market adjustment pertaining to subsidiary denominated equity awards issued to a non-employee, a $3.1 million loss on the 2012 and 2013 Senior Note redemptions and $2.7 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.

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
NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2013 and 2012 Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at June 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$565,299	$—	$957,001	$—	$1,522,300
Marketable securities	14,984	—	—	—	14,984
Accounts receivable, net	—	92,207	127,739	—	219,946
Other current assets	111,852	34,443	109,656	—	255,951
Intercompany receivables	—	824,963	1,060,060	(1,885,023)	—
Property and equipment, net	3,527	185,723	116,894	—	306,144
Goodwill	—	521,740	1,402,501	—	1,924,241
Intangible assets, net	—	75,977	263,052	—	339,029
Investment in subsidiaries	3,841,208	560,789	—	(4,401,997)	—
Other non-current assets	50,142	107,497	148,804	(102,971)	203,472
Total assets	$4,587,012	$2,403,339	$4,185,707	$(6,389,991)	$4,786,067

Accounts payable, trade	$3,177	$33,101	$29,916	$—	$66,194
Other current liabilities	23,301	118,475	475,845	—	617,621
Long-term debt, net of current portion	395,005	—	1,177,989	—	1,572,994
Income taxes payable	—	3,999	29,885	—	33,884
Intercompany liabilities	1,885,023	—	—	(1,885,023)	—
Other long-term liabilities	315,329	21,508	48,998	(102,971)	282,864
Redeemable noncontrolling interests	—	—	38,538	—	38,538
IAC shareholders' equity	1,965,177	2,226,256	2,175,741	(4,401,997)	1,965,177
Noncontrolling interests	—	—	208,795	—	208,795
Total liabilities and shareholders' equity	$4,587,012	$2,403,339	$4,185,707	$(6,389,991)	$4,786,067

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$323,566	$448,667	$(4,846)	$767,387
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	47	32,943	106,177	(134)	139,033
Selling and marketing expense	613	181,159	143,056	(4,724)	320,104
General and administrative expense	35,778	46,393	68,039	12	150,222
Product development expense	936	17,917	36,577	—	55,430
Depreciation	445	7,944	9,950	—	18,339
Amortization of intangibles	—	4,667	3,957	—	8,624
Total operating costs and expenses	37,819	291,023	367,756	(4,846)	691,752
Operating (loss) income	(37,819)	32,543	80,911	—	75,635
Equity in earnings of unconsolidated affiliates	91,232	4,243	—	(95,475)	—
Interest expense	(5,648)	—	(19,080)	—	(24,728)
Other (expense) income, net	(6,821)	7,079	9,972	—	10,230
Earnings before income taxes	40,944	43,865	71,803	(95,475)	61,137
Income tax benefit (provision)	25,324	(7,476)	1,572	—	19,420
Net earnings	66,268	36,389	73,375	(95,475)	80,557
Net earnings attributable to noncontrolling interests	—	—	(14,289)	—	(14,289)
Net earnings attributable to IAC shareholders	$66,268	$36,389	$59,086	$(95,475)	$66,268
Comprehensive income attributable to IAC shareholders	$76,875	$36,330	$76,813	$(113,143)	$76,875

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$322,969	$426,355	$(3,885)	$745,439
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	381	69,374	101,274	(632)	170,397
Selling and marketing expense	871	163,972	134,848	(3,261)	296,430
General and administrative expense	24,860	42,352	80,356	8	147,576
Product development expense	1,739	20,451	31,375	—	53,565
Depreciation	415	7,215	9,945	—	17,575
Amortization of intangibles	—	27,098	9,877	—	36,975
Goodwill impairment	—	253,245	22,122	—	275,367
Total operating costs and expenses	28,266	583,707	389,797	(3,885)	997,885
Operating (loss) income	(28,266)	(260,738)	36,558	—	(252,446)
Equity in losses of unconsolidated affiliates	(150,210)	(18,821)	—	169,031	—
Interest expense	(6,996)	—	(20,648)	—	(27,644)
Other (expense) income, net	(18,989)	1,874	9,923	—	(7,192)
(Loss) earnings before income taxes	(204,461)	(277,685)	25,833	169,031	(287,282)
Income tax benefit (provision)	9,686	93,393	(6,339)	—	96,740
Net (loss) earnings	(194,775)	(184,292)	19,494	169,031	(190,542)
Net earnings attributable to noncontrolling interests	—	—	(4,233)	—	(4,233)
Net (loss) earnings attributable to IAC shareholders	$(194,775)	$(184,292)	$15,261	$169,031	$(194,775)
Comprehensive (loss) income attributable to IAC shareholders	$(201,218)	$(171,896)	$8,957	$162,939	$(201,218)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$632,702	$904,313	$(8,795)	$1,528,220
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	160	67,701	217,437	(307)	284,991
Selling and marketing expense	939	356,427	321,663	(8,514)	670,515
General and administrative expense	61,914	85,628	146,249	26	293,817
Product development expense	1,506	36,788	71,896	—	110,190
Depreciation	883	17,152	20,192	—	38,227
Amortization of intangibles	—	9,752	8,033	—	17,785
Total operating costs and expenses	65,402	573,448	785,470	(8,795)	1,415,525
Operating (loss) income	(65,402)	59,254	118,843	—	112,695
Equity in earnings of unconsolidated affiliates	142,637	1,843	—	(144,480)	—
Interest expense	(11,476)	—	(38,044)	—	(49,520)
Other (expense) income, net	(12,626)	13,303	1,839	—	2,516
Earnings before income taxes	53,133	74,400	82,638	(144,480)	65,691
Income tax benefit (provision)	39,344	4,153	(168)	—	43,329
Net earnings	92,477	78,553	82,470	(144,480)	109,020
Net earnings attributable to noncontrolling interests	—	—	(16,543)	—	(16,543)
Net earnings attributable to IAC shareholders	$92,477	$78,553	$65,927	$(144,480)	$92,477
Comprehensive income attributable to IAC shareholders	$121,862	$80,812	$106,085	$(186,897)	$121,862

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$707,479	$863,902	$(6,763)	$1,564,618
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	592	142,191	222,591	(1,243)	364,131
Selling and marketing expense	1,760	373,918	309,352	(5,536)	679,494
General and administrative expense	43,833	80,697	155,281	16	279,827
Product development expense	3,118	45,221	64,324	—	112,663
Depreciation	852	14,188	18,330	—	33,370
Amortization of intangibles	—	29,083	21,712	—	50,795
Goodwill impairment	—	253,245	22,122	—	275,367
Total operating costs and expenses	50,155	938,543	813,712	(6,763)	1,795,647
Operating (loss) income	(50,155)	(231,064)	50,190	—	(231,029)
Equity in losses of unconsolidated affiliates	(116,667)	(10,961)	—	127,628	—
Interest expense	(14,414)	—	(41,090)	—	(55,504)
Other (expense) income, net	(28,972)	5,978	31,699	—	8,705
(Loss) earnings before income taxes	(210,208)	(236,047)	40,799	127,628	(277,828)
Income tax benefit (provision)	23,715	80,177	(8,672)	—	95,220
Net (loss) earnings	(186,493)	(155,870)	32,127	127,628	(182,608)
Net earnings attributable to noncontrolling interests	—	—	(3,885)	—	(3,885)
Net (loss) earnings attributable to IAC shareholders	$(186,493)	$(155,870)	$28,242	$127,628	$(186,493)
Comprehensive (loss) income attributable to IAC shareholders	$(172,928)	$(136,977)	$37,659	$99,318	$(172,928)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(40,671)	$77,215	$121,162	$157,706
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,200)	(46,964)	(49,164)
Capital expenditures	(216)	(24,043)	(17,562)	(41,821)
Proceeds from maturities and sales of marketable debt securities	99,350	—	—	99,350
Purchases of marketable debt securities	(24,909)	—	—	(24,909)
Purchases of investments	—	—	(5,105)	(5,105)
Net proceeds from the sale of businesses and investments	—	—	119,697	119,697
Other, net	—	120	956	1,076
Net cash provided by (used in) investing activities	74,225	(26,123)	51,022	99,124
Cash flows from financing activities:
Purchase of IAC treasury stock	(56,424)	—	—	(56,424)
Repurchases of IAC Senior Notes	(31,590)	—	—	(31,590)
Proceeds from the exercise of IAC stock options	48,146	—	—	48,146
Withholding taxes paid on behalf of IAC net settled stock-based awards	(49,900)	—	—	(49,900)
Proceeds from the exercise of Match Group stock options	—	—	39,403	39,403
Withholding taxes paid on behalf of Match Group net settled stock-based awards	—	—	(28,421)	(28,421)
Purchase of noncontrolling interests	—	(11,942)	(419)	(12,361)
Acquisition-related contingent consideration payments	—	—	(3,860)	(3,860)
Funds returned from escrow for MyHammer tender offer	—	—	10,604	10,604
Decrease in restricted cash related to bond redemptions	20,141	—	—	20,141
Intercompany	48,386	(39,150)	(9,236)	—
Other, net	251	—	(5,124)	(4,873)
Net cash (used in) provided by financing activities	(20,990)	(51,092)	2,947	(69,135)
Total cash provided	12,564	—	175,131	187,695
Effect of exchange rate changes on cash and cash equivalents	36	—	5,382	5,418
Net increase in cash and cash equivalents	12,600	—	180,513	193,113
Cash and cash equivalents at beginning of period	552,699	—	776,488	1,329,187
Cash and cash equivalents at end of period	$565,299	$—	$957,001	$1,522,300

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(67,034)	$76,888	$73,340	$—	$83,194
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(2,524)	—	(2,524)
Capital expenditures	(299)	(11,256)	(23,578)	—	(35,133)
Investments in time deposits	—	—	(87,500)	—	(87,500)
Proceeds from maturities of time deposits	—	—	87,500	—	87,500
Proceeds from maturities and sales of marketable debt securities	32,500	—	—	—	32,500
Purchases of marketable debt securities	(79,366)	—	—	—	(79,366)
Purchases of investments	—	—	(5,056)	—	(5,056)
Net proceeds from the sale of businesses and investments	10,000	—	93,735	—	103,735
Intercompany	(33,495)	—	—	33,495	—
Other, net	—	158	4,657	—	4,815
Net cash (used in) provided by investing activities	(70,660)	(11,098)	67,234	33,495	18,971
Cash flows from financing activities:
Purchase of IAC treasury stock	(214,635)	—	—	—	(214,635)
Proceeds from Match Group 2016 Senior Notes offering	—	—	400,000	—	400,000
Principal payment on Match Group Term Loan	—	—	(410,000)	—	(410,000)
Debt issuance costs for Match Group 2016 Senior Notes offering	—	—	(4,621)	—	(4,621)
Repurchases of IAC Senior Notes	(61,110)	—	—	—	(61,110)
Proceeds from the exercise of IAC stock options	10,951	—	—	—	10,951
Withholding taxes paid on behalf of IAC net settled stock-based awards	(24,048)	—	—	—	(24,048)
Proceeds from the exercise of Match Group stock options	—	—	8,671	—	8,671
Withholding taxes paid on behalf of Match Group net settled stock-based awards	—	—	(6,495)	—	(6,495)
Purchase of noncontrolling interests	(1,400)	—	(1,011)	—	(2,411)
Acquisition-related contingent consideration payments	—	(321)	(1,829)	—	(2,150)
Increase in restricted cash related to bond redemptions	(30,002)	—	—	—	(30,002)
Intercompany	65,469	(65,469)	33,495	(33,495)	—
Other, net	275	—	(763)	—	(488)
Net cash (used in) provided by financing activities	(254,500)	(65,790)	17,447	(33,495)	(336,338)
Total cash (used) provided	(392,194)	—	158,021	—	(234,173)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,290)	—	(1,290)
Net (decrease) increase in cash and cash equivalents	(392,194)	—	156,731	—	(235,463)
Cash and cash equivalents at beginning of period	1,073,053	—	408,394	—	1,481,447
Cash and cash equivalents at end of period	$680,859	$—	$565,125	$—	$1,245,984

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments:

•	Match Group - is the world's leading provider of dating products, operating a portfolio of over 45 brands, including Match, Tinder, PlentyOfFish and OkCupid.

•	HomeAdvisor - is the operator of the largest global home services marketplace, connecting homeowners with service professionals for home repair, maintenance and improvement projects.

•	Video - consists of Vimeo, Electus, CollegeHumor, Notional, IAC Films and Daily Burn.

•
Applications - consists of Consumer, which includes our direct-to-consumer downloadable desktop applications, including Apalon, which houses our mobile operations, and SlimWare, which houses our downloadable desktop software and service operations; and Partnerships, which includes our business-to-business partnership operations.

•
Publishing - consists of Premium Brands, which includes Dotdash (formerly About.com), Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which primarily includes Ask.com, the About.com performance marketing business, CityGrid and, for periods prior to its sale on June 30, 2016, ASKfm.

•
Other - consists of The Princeton Review (see "2017 Developments" below), ShoeBuy and PriceRunner, for periods prior to their sales on March 31, 2017, December 30, 2016 and March 18, 2016, respectively.

Key metrics:
In connection with the management of our businesses we identify, measure and assess a variety of key metrics. The principal metrics we use in managing our businesses are set forth below:
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

•
Average Revenue per Paying User (or "ARPPU") - is Direct Revenue from paid members included in Average PMC in the relevant measurement period (whether in the form of subscription payments or à la carte payments) divided by the Average PMC in such period divided by the number of calendar days in such period.

HomeAdvisor

•
Domestic Revenue - reflects revenue from the HomeAdvisor branded marketplace service and its owned affiliates in the United States. It excludes other domestic operating subsidiaries within the segment.

•	Domestic Service Requests - are fully completed and submitted customer service requests.

•
Domestic Paying Service Professionals (or "Domestic Paying SPs") - are the number of service professionals that had an active membership and/or paid for consumer matches in the last month of the period.

Video

•	Vimeo ending subscribers - are the number of subscribers to Vimeo's Creator Platform with a Plus, Pro or Business subscription at the end of the period.
Operating costs and expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features and (ii) payments made to partners who distribute our Partnerships customized browser-based applications and who integrate our paid listings into their websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes production costs related to media produced by Electus and other businesses within our Video segment and expenses associated with the operation of the Company's data centers, consisting of compensation (including stock-based compensation) and other employee-related costs, hosting fees, credit card processing fees, content acquisition costs and rent. Cost of revenue in 2016 includes ShoeBuy's cost of products sold and shipping and handling costs and The Princeton Review's cost for teachers and tutors.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation) and other employee-related costs for personnel engaged in selling and marketing and sales support. Advertising expenditures include online marketing, including fees paid to search engines and third parties that distribute our Consumer downloadable desktop applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the Match Group brands.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Match Group which includes customer service costs within cost of revenue), fees for professional services, facilities costs, bad debt expense and acquisition-related contingent consideration fair value adjustments (described below).

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

•
Match Group Term Loan - a seven-year term loan entered into by Match Group on November 16, 2015 in the original amount of $800 million. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, Match Group issued $400 million of 6.375% Senior Notes (described below) and used the proceeds to prepay a portion of the Match Group Term Loan. On December 8, 2016, a $40 million principal payment was made and the outstanding balance was repriced at LIBOR plus 3.25%, with a LIBOR floor of 0.75%. The outstanding balance of the Match Group Term Loan as of June 30, 2017 is $350 million.

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
A meaningful portion of the revenue from our Applications and Publishing segments is derived from online advertising, most of which is attributable to our services agreement with Google Inc. ("Google"). The Company's services agreement became effective on April 1, 2016, following the expiration of the previous services agreement. The services agreement expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The terms of the new Google services agreement significantly reduced the revenue earned by our Publishing segment during the twelve months ended June 30, 2017 compared to the twelve months ended June 30, 2016. Given the new services agreement with Google has been in place for a full year as of April 1, 2017, the Company does not expect the Publishing segment's year-over-year revenue to be negatively affected by the new services agreement for the balance of 2017. The services agreement requires that we comply with certain guidelines promulgated by Google, and Google may generally unilaterally update its policies and guidelines without advance notice. Any such updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and six months ended June 30, 2017, revenue earned from Google was $174.6 million and $362.4 million, respectively. For the three and six months ended June 30, 2016, revenue earned from Google was $181.5 million and $466.2 million, respectively. The decline in Google revenue in the first six months of 2017 compared to the first six months of 2016 was primarily due to the effects of the new contract. For the three and six months ended June 30, 2017, revenue from Google represents 23% and 24%, respectively, of the Company's consolidated revenue. For the three and six months ended June 30, 2016, revenue from Google represents 24% and 30%, respectively, of the Company's consolidated revenue. For both the three and six months ended June 30, 2017, revenue earned from Google represents 83% of Applications revenue and 70% of Publishing revenue. For the three and six months ended June 30, 2016, revenue earned from Google represents 85% and 88% of Applications revenue and 69% and 78% of Publishing revenue, respectively.
2017 Developments
During the six months ended June 30, 2017, the Company repurchased 0.7 million shares of common stock at an average price of $69.73 per share, or $50.1 million in aggregate.

During the six months ended June 30, 2017, the Company redeemed and repurchased $28.3 million of its 2013 Senior Notes and repurchased $3.3 million of its 2012 Senior Notes.
On May 1, 2017, the Company announced that it had entered into a definitive agreement with Angie's List, Inc. ("Angie's List") to combine the businesses in the Company's HomeAdvisor segment and Angie’s List under a new publicly traded company to be called ANGI Homeservices Inc. IAC will own between approximately 87% and 90% of the economic interest (on a fully diluted basis) and approximately 98% of the total voting power of ANGI Homeservices Inc. common stock. This transaction is subject to the satisfaction of customary closing conditions, including the approval by Angie's List stockholders, and is expected to close in the fourth quarter of 2017. During the six months ended June 30, 2017, the Company incurred $3.7 million in transaction-related costs related to the proposed Angie's List transaction. The Company expects to incur approximately $15.0 million in transaction and integration-planning related costs (excluding severance, retention and other employee related costs) for the remainder of 2017.
On March 31, 2017, Match Group sold its non-dating business, consisting of The Princeton Review. The non-dating business does not meet the threshold to be reflected as a discontinued operation at the IAC level. The Company moved the non-dating business to its “Other” segment effective March 31, 2017 and prior period segment data has been recast to conform to this presentation.
HomeAdvisor acquired controlling interests in MyBuilder Limited ("MyBuilder") on March 24, 2017, and HomeStars Inc. ("HomeStars") on February 8, 2017, leading home services platforms in the United Kingdom and Canada, respectively.
Second Quarter and Year to Date June 2017 Consolidated Results
For the three months ended June 30, 2017, the Company's revenue increased $21.9 million, or 3%, operating income grew $328.1 million from a loss of $252.4 million in the prior year and Adjusted EBITDA increased $32.5 million, or 29%. Revenue increased due primarily to strong growth of $50.5 million from HomeAdvisor and $34.3 million from Match Group, partially offset by a decline of $64.3 million from Other due to the sales of The Princeton Review, ShoeBuy and PriceRunner on March 31, 2017, December 30, 2016 and March 18, 2016, respectively. The operating income increase is due primarily to the inclusion in the prior year of a $275.4 million goodwill impairment charge and an $11.6 million intangible asset impairment charge at Publishing driven by the impact of the Google contract, traffic trends and monetization challenges, and an increase of $32.5 million in Adjusted EBITDA, partially offset by an increase of $11.2 million in stock-based compensation expense. The Adjusted EBITDA increase is primarily driven by a profit of $2.7 million in 2017 versus a loss of $11.8 million in 2016 from Publishing and growth of $11.5 million and $8.5 million from Applications and Match Group, respectively.
For the six months ended June 30, 2017, the Company's revenue decreased $36.4 million, or 2%, however, operating income increased $343.7 million from a loss of $231.0 million in the prior year and Adjusted EBITDA grew $48.6 million, or 25%. Despite strong revenue growth of $89.8 million from HomeAdvisor and $72.6 million from Match Group, revenue decreased due primarily to a decline of $106.8 million from Other due to factors described above in three-month discussion and a significant decline of $95.1 million from Publishing primarily due to the effects of the new Google contract. The increase in operating income and Adjusted EBTIDA growth are due primarily to the factors described above in the three-month discussion.

Results of Operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	$ Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$309,572	$34,263	12%	$275,309	$608,336	$72,626	14%	$535,710
HomeAdvisor	180,711	50,538	39%	130,173	331,456	89,794	37%	241,662
Video	55,182	7,871	17%	47,311	105,759	3,353	3%	102,406
Applications	143,969	812	1%	143,157	302,866	(87)	—%	302,953
Publishing	78,124	(7,167)	(8)%	85,291	156,204	(95,089)	(38)%	251,293
Other *	—	(64,294)	NM	64,294	23,980	(106,828)	(82)%	130,808
Inter-segment eliminations	(171)	(75)	(77)%	(96)	(381)	(167)	(78)%	(214)
Total	$767,387	$21,948	3%	$745,439	$1,528,220	$(36,398)	(2)%	$1,564,618
________________________
NM = Not meaningful.
* The Other segment consists of the results of PriceRunner, ShoeBuy and The Princeton Review for periods prior to the sale of these businesses, which occurred on March 18, 2016, December 30, 2016 and March 31, 2017, respectively. Beginning in the second quarter of 2017, as a result of the sale of these businesses, the Other segment does not include any financial results.
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016
Match Group revenue increased 12% driven by International Direct Revenue growth of $26.0 million, or 28%, and North America Direct Revenue growth of $10.0 million, or 6%. Both International and North America Direct Revenue were driven by higher Average PMC, up 31% and 6%, respectively, due primarily to continued growth in paying members at Tinder, PlentyOfFish and Pairs (in Japan). Both International and North America Average PMC growth were partially offset by a decline in ARPPU of 4% and 1%, respectively. The International ARPPU decline was due to foreign exchange impacts and a continued mix shift towards brands with lower price points. The North America ARPPU decline was due to a continued mix shift towards brands with lower price points.
HomeAdvisor revenue increased 39% driven by strong growth of $43.0 million, or 38%, at the Domestic business and 66% at the European business. Domestic Revenue growth was driven by a 41% increase in Domestic Service Requests to 5.2 million and a 28% increase in Domestic Paying SPs to 164,000. Revenue growth at the European business was driven by the acquisitions of controlling interests in MyHammer Holding AG on November 3, 2016 and MyBuilder on March 24, 2017, as well as organic growth across other regions.
Video revenue increased 17% driven by growth at Electus and accelerating growth at Vimeo, which had ending subscribers of 0.8 million, an increase of 15%.
Applications revenue increased 1% due to an increase of $8.5 million, or 8%, in Consumer, partially offset by a decline of $7.6 million, or 23%, in Partnerships. The growth in Consumer was due primarily to an increase of 37% at Apalon, driven by higher advertising and subscription revenue, and strong growth at SlimWare, driven by higher subscription revenue, as well as a return to growth at the Consumer desktop applications business, due to higher revenue per query. Partnerships revenue decreased due primarily to the loss of certain partners.
Publishing revenue decreased 8% due to $9.5 million, or 16%, lower Ask & Other revenue, partially offset by $2.3 million, or 9%, higher Premium Brands revenue. Ask & Other revenue decreased due to declines in paid traffic primarily as a result of the renewal of the Google contract, which became effective April 1, 2016, as well as declines in revenue at certain other legacy businesses. Premium Brands revenue increased due primarily to 23% growth at Investopedia and 10% growth at Dotdash.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016
Match Group revenue increased 14% driven by International Direct Revenue growth of $51.8 million, or 29%, and North America Direct Revenue growth of $23.0 million, or 7%. Both International and North America Direct Revenue were due to the factors described above in the three-month discussion.
HomeAdvisor revenue increased 37% driven by strong growth of $78.3 million, or 38%, at the Domestic business and 50% at the European business. Revenue growth for both the Domestic and European business were due primarily to the factors described above in the three-month discussion. Domestic Service Requests increased 38% to 8.9 million.
Video revenue increased 3% driven by accelerating growth at Vimeo, partially offset by lower revenue at Electus, due primarily to the timing of projects, and IAC Films.
Applications revenue was flat year-over-year.
Publishing revenue decreased 38% due to $94.8 million, or 48%, lower Ask & Other revenue. Ask & Other revenue decreased due to declines in paid traffic and Ask.com primarily as a result of the new Google contract, as well as declines in revenue at certain other legacy businesses.
Cost of revenue
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$139,033	$(31,364)	(18)%	$170,397
As a percentage of revenue	18%			23%
Cost of revenue in 2017 decreased from 2016 due to decreases of $40.6 million from Other, $9.0 million from Publishing and $4.2 million from Applications, partially offset by increases of $15.7 million from Match Group and $6.3 million from Video.

•	The Other decrease was due primarily to the sales of ShoeBuy in December 2016 and The Princeton Review in March 2017.

•
The Publishing decrease was due primarily to reductions of $4.7 million in traffic acquisition costs driven by a decline in revenue at Ask.com and certain legacy businesses and $2.3 million in content costs due primarily to Dotdash (formally About.com) due, in part, to its vertical brand strategy, which launched in the second quarter of 2016.

•	The Applications decrease was due primarily to a reduction of $2.9 million in traffic acquisition costs driven by a decline in revenue at Partnerships.

•	The Match Group increase was due primarily to an increase of $14.3 million in in-app purchase fees and $1.3 million in hosting fees driven primarily by Tinder.

•	The Video increase was due primarily to increases of $5.3 million in production costs at our media and video businesses and $1.1 million in hosting fees at Vimeo.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$284,991	$(79,140)	(22)%	$364,131
As a percentage of revenue	19%			23%
Cost of revenue in 2017 decreased from 2016 due to decreases of $71.2 million from Other, $30.0 million from Publishing and $10.4 million from Applications, partially offset by an increase of $30.8 million from Match Group.

•	The Other decrease was due primarily to the factors described above in the three-month discussion.

•
The Publishing decrease was due primarily to reductions of $21.0 million in traffic acquisition costs and $4.5 million in content costs due primarily to the factors described above in the three-month discussion.

•
The Applications decrease was due primarily to a reduction of $6.5 million in traffic acquisition costs driven by a decline in revenue at Partnerships and a decrease of $1.7 million in compensation due, in part, to lower headcount as a result of reductions in workforce in 2016.

•	The Match Group increase was due primarily to the factors described above in the three-month discussion.
Selling and marketing expense
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$320,104	$23,674	8%	$296,430
As a percentage of revenue	42%			40%
Selling and marketing expense in 2017 increased from 2016 due to increases of $31.3 million from HomeAdvisor, $4.0 million from Match Group and $3.7 million from Video, partially offset by decreases of $7.1 million from Other and$6.0 million from Publishing.

•
The HomeAdvisor increase was due primarily to higher online and offline marketing of $26.1 million and an increase of $4.4 million in compensation due primarily to an increase in the sales force at the Domestic business.

•
The Match Group increase was due primarily to an increase in strategic marketing investments in certain international markets at the Tinder business, partially offset by a reduction in marketing spend at Match Group's affinity brands. As a percentage of revenue, selling and marketing expense decreased as the product mix continues to shift towards brands with lower marketing spend.

•	The Video increase was due primarily to increases of $2.6 million in online and offline marketing and $0.8 million in compensation at Vimeo.

•	The Other decrease was due to the sales of The Princeton Review in March 2017 and ShoeBuy in December 2016.

•
The Publishing decrease was due primarily to a decrease of $3.1 million in compensation due, in part, to reductions in workforce that occurred in 2016 including $1.9 million in restructuring costs in the second quarter of 2016 and a reduction of $1.7 million in online marketing.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$670,515	$(8,979)	(1)%	$679,494
As a percentage of revenue	44%			43%
Selling and marketing expense in 2017 decreased from 2016 due to a decrease of $56.0 million from Publishing and $7.4 million from Other, partially offset by an increase of $52.6 million from HomeAdvisor.

•
The Publishing decrease was due primarily to a reduction of $47.4 million in online marketing, mostly resulting from changes in the new Google contract, which became effective April 1, 2016, and other Google policy and algorithm updates, and a decrease of $6.4 million in compensation due, in part, to reductions in workforce that occurred in 2016 including $2.3 million in restructuring costs in the prior year.

•	The Other decrease was due to the factors described above in the three-month discussion.

•
The HomeAdvisor increase was due primarily to higher online and offline marketing of $40.5 million and an increase of $10.9 million in compensation due primarily to the factor described above in the three-month discussion.

General and administrative expense
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$150,222	$2,646	2%	$147,576
As a percentage of revenue	20%			20%
General and administrative expense in 2017 increased from 2016 due to increases of $16.4 million from HomeAdvisor, $10.5 million from Corporate and $8.5 million from Match Group, partially offset by decreases of $17.5 million from Other, $11.3 million from Applications and $4.4 million from Publishing.

•
The HomeAdvisor increase was due primarily to $3.7 million in transaction-related costs in the current year period related to the proposed Angie's List transaction, higher compensation of $3.1 million due, in part, to increased headcount at the Domestic business, an increase of $2.8 million in bad debt expense due, in part, to higher revenue at the Domestic business, $2.7 million from recent acquisitions and an increase of $1.5 million in outsourced customer service expense.

•
The Corporate increase was due primarily to higher compensation costs in 2017 due primarily to an increase in stock-based compensation expense. The increase in stock-based compensation expense was due primarily to a modification charge related to a subsidiary denominated equity award.

•
The Match Group increase was due primarily to a change of $3.7 million in acquisition-related contingent consideration fair value adjustments (expense of $3.0 million in 2017 versus income of $0.8 million in 2016), an increase of $3.0 million in compensation and the inclusion in 2017 of $2.7 million in professional fees related to the Tinder liquidity and equity conversion event (See "Financial Position, Liquidity and Capital Resources" for additional information on this event). The increase in compensation is due primarily to an increase of $1.6 million in stock-based compensation expense due primarily to the expense related to a subsidiary denominated equity award issued to a non-employee.

•	The Other decrease was due primarily to the sales of The Princeton Review in March 2017 and ShoeBuy in December 2016.

•
The Applications decrease was due primarily to the inclusion in 2016 of $7.6 million in expense related to an acquisition-related contingent consideration fair value adjustment and a $2.9 million favorable legal settlement in 2017. General and administrative expense was further impacted by $2.0 million in restructuring costs in the second quarter of 2016.

•
The Publishing decrease was due primarily to reductions in workforce in 2016 including $1.7 million in restructuring costs included in the second quarter of 2016 as well as, the sale of ASKfm on June 30, 2016 and a decrease of $0.7 million in professional fees at Ask.com.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$293,817	$13,990	5%	$279,827
As a percentage of revenue	19%			18%
General and administrative expense in 2017 increased from 2016 due to increases of $27.4 million from HomeAdvisor, $17.1 million from Corporate and $13.4 million from Match Group, partially offset by decreases of $27.1 million from Other, $9.5 million from Applications and $8.2 million from Publishing.

•
The HomeAdvisor increase was due primarily to increases of $5.5 million, $5.2 million and $2.3 million in bad debt expense, compensation and outsourced customer service expense, respectively, $5.0 million from recent acquisitions and the inclusion in 2017 of $4.8 million in transaction-related costs. These increases are due primarily to the factors described above in the three-month discussion.

•
The Corporate increase was due primarily to an increase in stock-based compensation expense and lower bonus expense and severance costs in 2016. The increase in stock-based compensation expense was primarily due to a modification charge related to a subsidiary denominated equity award in 2017 and the issuance of new equity awards since 2016.

•
The Match Group increase was due primarily to an increase of $6.8 million in compensation, the inclusion in 2017 of $2.7 million in professional fees related to the Tinder liquidity and equity conversion event, and an increase in expense of $1.9 million in acquisition-related contingent consideration fair value adjustments. The increase in compensation is due to an increase of $4.3 million in stock-based compensation expense primarily to the factor described above in the three-month discussion as well as an increase in expense related to new grants issued since the prior year and an increase in headcount from business growth.

•	The Other, Applications and Publishing decreases were due to the factors described above in the three-month discussion.
Product development expense
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$55,430	$1,865	3%	$53,565
As a percentage of revenue	7%			7%
Product development expense in 2017 increased from 2016 due to increases of $4.4 million from Match Group and $2.4 million from HomeAdvisor, partially offset by decreases of $2.4 million from Publishing and $1.5 million from Other.

•
The Match Group increase was due primarily to an increase of $3.7 million in compensation due, in part, to an increase in headcount and an increase of $1.0 million in stock-based compensation expense due primarily to new grants issued since the prior year.

•	The HomeAdvisor increase was due primarily to an increase in compensation due, in part, to increased headcount.

•	The Publishing decrease was due primarily to lower compensation and other employee-related costs of $2.1 million due, in part, to reductions in workforce in 2016.

•	The Other decrease was due to the sale of The Princeton Review in March 2017.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$110,190	$(2,473)	(2)%	$112,663
As a percentage of revenue	7%			7%
Product development expense in 2017 decreased from 2016 due to decreases of $5.3 million from Publishing, $3.0 million from Applications and $1.8 million from Other, partially offset by increases of $5.0 million from Match Group and $2.7 million from HomeAdvisor.

•
The Publishing decrease was due primarily to lower compensation of $1.7 million due, in part, to reductions in workforce in 2016 including $0.8 million in restructuring costs in the prior year and a decrease of $1.6 million from the sale of ASKfm in 2016.

•	The Applications decrease was due primarily to a decrease of $2.5 million in compensation due, in part, to a decrease in headcount related to reductions in workforce in 2016.

•	The Other decrease and HomeAdvisor increase were due to the factors described above in the three-month discussion.

•
The Match Group increase was due primarily to an increase of $3.8 million in compensation. This amount reflects an increase of $5.0 million due primarily to higher headcount at Tinder, partially offset by a decrease of $1.2 million in stock-based compensation expense due primarily to the modification of certain equity awards in 2016.

Depreciation
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$18,339	$764	4%	$17,575
As a percentage of revenue	2%			2%
Depreciation in 2017 increased from 2016 due primarily to the incremental depreciation at HomeAdvisor and Match Group related to continued corporate growth.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$38,227	$4,857	15%	$33,370
As a percentage of revenue	3%			2%
Depreciation in 2017 increased from 2016 due primarily to the factors described above in the three-month discussion and a reduction in the estimated residual value of certain corporate assets.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	$ Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$82,975	$5,475	7%	$77,500	$141,846	$30,160	27%	$111,686
HomeAdvisor	8,264	(3,646)	(31)%	11,910	14,284	460	3%	13,824
Video	(7,829)	(2,790)	(55)%	(5,039)	(23,418)	(894)	(4)%	(22,524)
Applications	39,134	20,213	107%	18,921	71,902	25,303	54%	46,599
Publishing	(2,857)	314,077	99%	(316,934)	(8,645)	301,513	97%	(310,158)
Other	—	5,518	NM	(5,518)	(5,621)	4,997	47%	(10,618)
Corporate	(44,052)	(10,766)	(32)%	(33,286)	(77,653)	(17,815)	(30)%	(59,838)
Total	$75,635	$328,081	NM	$(252,446)	$112,695	$343,724	NM	$(231,029)

As a percentage of revenue	10%			(34)%	7%			(15)%
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016
Operating income in 2017 increased from a loss in 2016 due primarily to the inclusion in 2016 of a $275.4 million goodwill impairment charge at Publishing, an increase of $32.5 million in Adjusted EBITDA described below, a decrease of $28.4 million in amortization of intangibles and a change of $3.8 million in acquisition-related contingent consideration fair value adjustments, partially offset by an increase of $11.2 million in stock-based compensation expense. The goodwill impairment charge at Publishing in 2016 was driven by the impact from the Google contract, traffic trends and monetization challenges. The decrease in amortization of intangibles is due primarily to lower expense in 2017 related to a Publishing trade name and certain intangible assets from the PlentyOfFish acquisition that are now fully amortized and an impairment charge in 2016 of $11.6 million related to certain Publishing indefinite-lived trade names. The increase in stock-based compensation expense is due primarily to an increase in expense associated with the modification of a subsidiary equity award and the issuance of new equity awards since 2016.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016
Operating income in 2017 increased from a loss in 2016 due primarily to the inclusion in 2016 of a $275.4 million goodwill impairment charge at Publishing, an increase of $48.6 million in Adjusted EBITDA described below, a decrease of $33.0 million in amortization of intangibles and a change of $5.6 million in acquisition-related contingent consideration fair value adjustments, partially offset by increases of $13.9 million in stock-based compensation expense and $4.9 million in depreciation expense. The goodwill impairment charge, the decrease in amortization of intangibles and increase in stock-based compensation expense are due primarily to the factors described above in the three-month discussion.
At June 30, 2017, there was $249.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	$ Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$109,910	$8,451	8%	$101,459	$196,141	$27,408	16%	$168,733
HomeAdvisor	14,675	(341)	(2)%	15,016	25,748	5,766	29%	19,982
Video	(6,832)	(2,857)	(72)%	(3,975)	(21,564)	(688)	(3)%	(20,876)
Applications	40,546	11,464	39%	29,082	75,479	15,339	26%	60,140
Publishing	2,740	14,585	NM	(11,845)	3,919	4,350	NM	(431)
Other	—	2,283	NM	(2,283)	(1,532)	2,380	61%	(3,912)
Corporate	(16,532)	(1,114)	(7)%	(15,418)	(31,708)	(5,994)	(23)%	(25,714)
Total	$144,507	$32,471	29%	$112,036	$246,483	$48,561	25%	$197,922

As a percentage of revenue	19%			15%	16%			13%
For a reconciliation of operating income (loss) for the Company's reportable segments and net earnings (loss) attributable to IAC's shareholders to Adjusted EBITDA, see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016
Match Group Adjusted EBITDA increased 8% due primarily to an increase of $34.3 million in revenue and a decrease in selling and marketing expense as a percentage of revenue as the product mix continues to shift towards brands with lower marketing spend, partially offset by an increase in cost of revenue, general and administrative expense and product development.
HomeAdvisor Adjusted EBITDA declined 2%, despite an increase of $50.5 million in revenue, due primarily to the inclusion in 2017 of $3.7 million in transaction-related costs related to the proposed Angie's List transaction, as well as an increase in selling and marketing expense at Domestic and higher losses at the European businesses driven primarily by our European expansion strategy including higher selling and marketing expense and higher compensation costs.
Video Adjusted EBITDA loss increased 72% due to lower profits at Daily Burn and increased losses at Electus.
Applications Adjusted EBITDA increased 39% due primarily to a $2.9 million favorable legal settlement in 2017, lower operating costs resulting from restructurings in 2016 including $1.9 million in restructuring costs in the second quarter of 2016, a profit in the current year at SlimWare and improved profitability at Apalon.
Publishing Adjusted EBITDA improved to a profit of $2.7 million in 2017 due to lower operating costs resulting from restructurings in 2016, including $4.5 million in restructuring costs in the second quarter of 2016.
Corporate Adjusted EBITDA loss increased 7% due primarily to higher compensation expense and consulting fees.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016
Match Group Adjusted EBITDA increased 16% due primarily to the factors described above in the three-month discussion.
HomeAdvisor Adjusted EBITDA increased 29% due primarily to an increase of $89.8 million in revenue. Adjusted EBITDA growth was partially offset by the factors described above in the three-month discussion.
Video Adjusted EBITDA loss increased 3% due to Electus and IAC Films which both incurred losses in 2017 versus slight profits in 2016, partially offset by reduced losses at Daily Burn and Vimeo.

Applications Adjusted EBITDA increased 26%, despite flat revenue due primarily to the factors described above in the three-month discussion. Adjusted EBITDA was impacted in 2016 by $2.6 million in restructuring costs.
Publishing Adjusted EBITDA improved to a profit of $3.9 million in 2017 due to the factors described above in the three-month discussion. Adjusted EBITDA was impacted in 2016 by $5.9 million in restructuring costs.
Corporate Adjusted EBITDA loss increased 23% due primarily to lower compensation costs in 2016, including bonus expense and severance costs.
Interest expense
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$24,728	$(2,916)	(11)%	$27,644
Interest expense decreased $2.9 million due primarily to lower interest expense of $5.3 million related to the 2016 prepayment and repricing of the Match Group Term Loan and a decrease of $1.3 million in interest expense related to lower outstanding balances of the 2013 and 2012 Senior Notes. Partially offsetting this decrease is an increase of $4.4 million of interest expense associated with the 2016 Match Group Senior Notes.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$49,520	$(5,984)	(11)%	$55,504
Interest expense decreased $6.0 million due primarily to lower interest expense of $12.8 million related to the 2016 prepayment and repricing of the Match Group Term Loan and a decrease of $3.0 million in interest expense related to lower outstanding balances of the 2013 and 2012 Senior Notes. Partially offsetting this decrease is an increase of $10.9 million of interest expense associated with the 2016 Match Group Senior Notes.
Other income (expense), net
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other income (expense), net	$10,230	$17,422	NM	$(7,192)
Other income, net in 2017 includes $21.2 million in gains related to the sales of certain investments and interest income of $2.5 million, partially offset by an $8.0 million mark-to-market adjustment pertaining to a subsidiary denominated equity award issued to a non-employee, $3.6 million in net foreign currency exchange losses and a $1.4 million other-than-temporary impairment charge related to a cost method investment as a result of our assessment of the near-term prospects and financial condition of the investees.
Other expense, net in 2016 includes a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the prepayment of $400 million of the Match Group Term
Loan and a loss of $3.7 million related to the sale of ASKfm and a $1.7 million loss on the 2012 and 2013 Senior Note redemptions, partially offset by $8.6 million in net foreign currency exchange gains and interest income of $1.1 million.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other income, net	$2,516	$(6,189)	(71)%	$8,705
Other income, net in 2017 includes $21.3 million in gains related to the sales of certain investments and interest income of $4.1 million, partially offset by a $10.6 million mark-to-market adjustment pertaining to a subsidiary denominated equity award issued to a non-employee, $6.2 million in net foreign currency exchange losses and $4.8 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees.
Other income, net in 2016 includes $13.1 million in net foreign currency exchange gains, a $12.0 million gain related to the sale of PriceRunner, a $3.1 million gain related to the sale of a marketable equity security and interest income of $2.8 million, partially offset by a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs as described above in the three-month discussion, a loss of $3.7 million related to the sale of ASKfm, a $3.4 million mark-to-market adjustment pertaining to a subsidiary denominated equity award issued to a non-employee, a $3.1 million loss on the 2012 and 2013 Senior Note redemptions and $2.7 million in other-than-temporary impairment charges related to certain cost method investments
Income tax benefit
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit	$19,420	NM	NM	$96,740
Effective income tax rate	NM			34%
The 2017 income tax benefit is due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. Under ASU No. 2016-09, excess tax benefits generated by the settlement or exercise of stock-based awards of $30.5 million in the second quarter of 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to the non-deductible portion of the goodwill impairment at the Publishing segment, partially offset by state taxes.
We expect the third quarter and full year income tax provision to be impacted by employees exercising stock options which will create an income tax benefit due to the same application of ASU No. 2016-09 as discussed above, which could be significant depending on the volume of exercise activity.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit	$43,329	NM	NM	$95,220
Effective income tax rate	NM			34%
The 2017 income tax benefit is due primarily to the factor described above in the three month discussion. Excess tax benefits generated by the settlement or exercise of stock-based awards were $57.3 million for the first six months of 2017.

The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to the factors described above in the three-month discussion.
For further details of income tax matters, see "Note 2—Income Taxes" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
Net earnings attributable to noncontrolling interests
For the three months ended June 30, 2017 compared to the three months ended June 30, 2015
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated financial statements.

	Three Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$14,289	$10,056	NM	$4,233
Net earnings attributable to noncontrolling interests in 2017 and 2016 primarily represents the publicly-held interest in Match Group's earnings.
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

	Six Months Ended June 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$16,543	$12,658	NM	$3,885
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in Match Group's earnings, partially offset by net losses attributable to the noncontrolling interests in certain subsidiaries within the HomeAdvisor and Video segments.
Net earnings attributable to noncontrolling interests in 2016 primarily represents the publicly-held interest in Match Group's earnings, partially offset by the net losses attributable to the noncontrolling interests in certain subsidiaries within the HomeAdvisor, Publishing and Video segments.

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
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to IAC shareholders to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016, see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants of stock options, restricted stock units ("RSUs"), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) has been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of stock options and market-based stock options, the awards are gross settled, and the vesting of RSUs, performance-based RSUs and market-based RSUs, the awards are settled on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as trade names, technology, content, customer lists and advertiser and supplier relationships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	June 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents:
United States(a)	$1,011,671	$815,588
All other countries(b) (c)	510,629	513,599
Total cash and cash equivalents	1,522,300	1,329,187
Marketable securities (United States)(d)	14,984	89,342
Total cash and cash equivalents and marketable securities(e)	$1,537,284	$1,418,529

Match Group Debt:
2015 Match Group Senior Notes	$445,172	$445,172
2016 Match Group Senior Notes	400,000	400,000
Match Group Term Loan due November 16, 2022(f)	350,000	350,000
Total Match Group long-term debt	1,195,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	4,801	5,245
Less: Unamortized debt issuance costs	12,382	13,434
Total Match Group debt	1,177,989	1,176,493

IAC Debt:
2013 Senior Notes	361,874	390,214
2012 Senior Notes	34,859	38,109
Total IAC long-term debt	396,733	428,323
Less: Current portion of IAC long-term debt	—	20,000
Less: Unamortized debt issuance costs	1,728	2,332
Total IAC debt, net of current portion	395,005	405,991

Total long-term debt, net of current portion	$1,572,994	$1,582,484
_________________________________________________________________________

(a)
Domestically, cash equivalents primarily consist of AAA rated government money market funds and commercial paper rated A1/P1 or better with maturities less than 91 days from the date of purchase, and treasury discount notes.

(b)	Internationally, cash equivalents primarily consist of AAA rated treasury money market funds and time deposits with maturities of less than 91 days.

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

(d)
Marketable securities consist of commercial paper rated A1+/P1 at June 30, 2017. At December 31, 2016, marketable securities consist of commercial paper rated at least A1/P1, treasury discount notes and short-to-medium-term debt securities issued by investment grade corporate issuers. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also may invest in equity securities as part of its investment strategy.

(e)
At June 30, 2017 and December 31, 2016, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $310.1 million and $182.6 million; and $114.0 million and $139.6 million, respectively. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of Match Group and its subsidiaries. Match Group generated $153.2 million and $120.4 million of operating cash flows for the six months ended June 30, 2017 and 2016, respectively. In addition, agreements governing Match Group’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.

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
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$157,706	$83,194
Net cash provided by investing activities	99,124	18,971
Net cash used in financing activities	(69,135)	(336,338)
2017
Net cash provided by operating activities attributable to continuing operations consists of earnings from continuing operations, adjusted for stock-based compensation expense, depreciation, amortization of intangibles, goodwill impairment, deferred income taxes, acquisition-related contingent consideration fair value adjustments, adjustments related to gains on the sale of businesses and investments, impairments of long-term investments, an acquisition-related contingent consideration payment, and the effect of changes in working capital. Adjustments to earnings primarily consist of $72.9 million of stock-based compensation expense, $38.2 million of depreciation, $19.7 million of net gains on sale of businesses and investments, $17.8 million of amortization of intangibles, $11.1 million of an acquisition-related contingent consideration payment, $6.6 million of deferred income taxes, $4.9 million of acquisition-related contingent consideration fair value adjustments, $4.8 million of impairment of long-term investments, and $22.6 million of other adjustments, which primarily consists of bad debt expense. The deferred tax provision primarily relates to the settlement of stock-based awards. The decrease from changes in working capital consist primarily of a change in income taxes payable and receivable of $59.7 million, an increase in accounts receivable of $22.8 million, an increase in other assets of $18.5 million, partially offset by an increase in deferred revenue of $15.2 million. The change in income taxes payable and receivable primarily relates to the settlement of stock-based awards. The excess tax benefit from stock-based awards was $57.3 million. The increase in accounts receivable is primarily due to revenue growth at HomeAdvisor and Match Group. The increase in other assets is primarily related to an increase in prepaid marketing at HomeAdvisor and an increase in prepaid hosting service contracts at Match Group. The increase in deferred revenue is due mainly to growth in membership revenue at Match Group, HomeAdvisor and Vimeo, partially offset by decreases at Electus and Notional mainly due to the delivery of programming related to various production deals.
Net cash provided by investing activities includes net proceeds from sale of businesses and investments of $119.7 million, which is primarily related to the sale of The Princeton Review, and proceeds (net of purchases) of marketable debt securities of $74.4 million, partially offset by $49.2 million of cash used for the HomeStars and MyBuilder acquisitions, and capital expenditures of $41.8 million, primarily related to the Company's purchase of a 50% ownership interest in an aircraft and Match Group and HomeAdvisor investments in internal development of software to support their products and services, as well as computer hardware.
Net cash used in financing activities includes $56.4 million for the repurchase of 0.8 million shares of common stock at an average price of $69.24 per share, $49.9 million for the payment of withholding taxes on behalf of IAC employees for stock-based awards that are net settled, $31.6 million for the redemption and repurchase of a portion of the 2012 and 2013 Senior Notes, $28.4 million for the payment of withholding taxes on behalf of Match Group employees for stock-based awards that are net settled, and $12.4 million for the purchase of noncontrolling interests, partially offset by $48.1 million in proceeds related to the issuance of IAC common stock pursuant to stock-based awards, $39.4 million in proceeds related to the issuance of Match Group common stock pursuant to stock-based awards, a $20.1 million decrease in restricted cash that relates to settled IAC bond redemptions, and $10.6 million of funds returned from escrow for the MyHammer tender offer.
2016
Adjustments to earnings primarily consist of $275.4 million of goodwill impairment at the Publishing segment, $90.9 million of deferred income taxes, $58.9 million of stock-based compensation expense, $50.8 million of amortization of intangibles, $33.4 million of depreciation, $13.1 million of net gains on the sale of businesses and investments, $10.5 million of acquisition-related contingent consideration fair value adjustments, and $14.0 million in other adjustments that consist mostly of non-cash losses on the extinguishment of Match Group and IAC debt. The deferred income tax benefit primarily relates to the Publishing goodwill impairment. The decrease from changes in working capital consist primarily of a decrease in accounts payable and other current liabilities of $88.2 million and a decrease in income taxes payable of $48.0 million, partially offset by a decrease in accounts receivable of $47.9 million and an increase in deferred revenue of $32.6 million. The decrease in accounts payable and other current liabilities is due to (i) a decrease in accrued advertising and revenue share expense at Publishing and Applications mainly due to the effect of the new services agreement with Google in the second quarter of 2016, (ii) a decrease in accrued employee compensation and benefits mainly related to the payment of 2015 cash bonuses in 2016, (iii) a decrease in payables at Match Group due to timing of payments, and (iv) a decrease in VAT payables related mainly to timing of payments. The decrease in income taxes payable is primarily due to the payment of 2015 tax liabilities in 2016. The excess tax benefit from stock-based awards was $21.9 million. The decrease in accounts receivable is mainly due to a decrease at Publishing due to lower revenue related to the new services agreement with Google, partially offset by an increase at HomeAdvisor due to revenue growth. The increase in deferred revenue is mainly due to growth in prepaid revenue at Match Group, HomeAdvisor, SlimWare (in the Applications segment) and Vimeo.
Net cash provided by investing activities includes net proceeds from the sale of businesses and investments of $103.7 million, which mainly consists of proceeds from the sale of PriceRunner, partially offset by purchases (net of sales and maturities) of marketable debt securities of $46.9 million, capital expenditures of $35.1 million, primarily related to Match Group and HomeAdvisor investments in internal development of software to support their products and services, as well as leasehold improvements and computer hardware, and cash used in investments and acquisitions of $7.6 million.
Net cash used in financing activities includes $214.6 million for the repurchase of 4.7 million shares of common stock at an average price of $45.34 per share, $61.1 million for the repurchase of a portion of the 2012 and 2013 Senior Notes, a $30.0 million increase in restricted cash that relates to unsettled IAC bond redemptions, $24.0 million payment of withholding taxes on behalf of IAC employees for awards that are net settled, $6.5 million payment of withholding taxes on behalf of Match Group employees for awards that are net settled, $4.6 million in debt issuance costs related to the 2016 Match Group Senior Notes, $2.4 million for the purchase of noncontrolling interests, and $2.2 million in acquisition-related contingent consideration payments, partially offset by $11.0 million in proceeds related to the issuance of IAC common stock pursuant to stock-based awards and $8.7 million in proceeds related to the issuance of Match Group common stock pursuant to stock-based awards. Additionally, a payment of $410.0 million was made toward the Match Group Term Loan, of which $400.0 million was financed by the issuance of the 2016 Match Group Senior Notes.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities as well as cash flows generated from operations. IAC has a $300 million revolving credit facility that expires on October 7, 2020. Match Group has a $500 million revolving credit facility that expires on October 7, 2020. At June 30, 2017, there were no outstanding borrowings under the IAC Credit Facility or the Match Group Credit Facility.
At June 30, 2017, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
In May 2017, the Board of Directors of Match Group authorized Match Group to repurchase up to 6 million shares of its common stock. The timing and actual number of any shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Match Group is not obligated to purchase any shares under the repurchase program, and repurchases may be commenced, suspended or discontinued from time to time without prior notice. Match Group did not repurchase any shares related to this repurchase authorization during the quarter ended June 30, 2017.
IAC's consolidated cash and cash equivalents at June 30, 2017 were $1.5 billion, of which $492.7 million was held by Match Group. The Company generated $157.7 million of operating cash flows for the six months ended June 30, 2017, of which $153.2 million was generated by Match Group. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of the Match Group and its subsidiaries. In addition, agreements governing Match Group's indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.

The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2017 capital expenditures are expected to be higher than 2016 by approximately 5% to 10%, driven, in part, by HomeAdvisor's sales center and corporate headquarters expansion and the Company's purchase of a 50% ownership interest in an aircraft in the second quarter of 2017 for approximately $15 million. This aircraft is expected to replace the older of the Company's two existing jointly-owned aircrafts, which is currently being marketed for sale.
Awards made under our subsidiary denominated equity plans are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. In early July 2017, Tinder, Inc. (“Tinder”) denominated equity awards were converted into Match Group, Inc. ("Match Group") tandem stock options ("tandem awards"). The Match Group tandem awards may be exercised on a gross or net basis at the election of the award holder. If the award holder elects to exercise the award on a gross basis, the award holder is obligated to tender cash for the strike price and the withholding taxes due upon exercise and receives a number of Match Group common shares equal to the number of options exercised. If the award holder elects to exercise the award on a net basis, the award holder will receive, at the Company's discretion, either (i) IAC common shares or (ii) Match Group common shares equal to the intrinsic value of the Match Group tandem award, in each case, less the amount required to cover the withholding taxes, which are remitted to the government in cash by Match Group on behalf of the award holder. In the event that IAC common shares are issued in settlement, Match Group will issue its common shares or pay cash to IAC as reimbursement for the IAC common shares issued to the award holders pursuant to the Employee Matters Agreement. The cash tax withholding payments will vary based on the ultimate number of awards exercised, the intrinsic value of the awards upon exercise and relevant withholding tax rates. We expect a reduction in future corporate income taxes equal to a substantial portion of any such withholding tax payments by virtue of the income tax deduction we will recognize based on the intrinsic value of the awards at exercise. However, there will be some delay in the timing of the realization of the cash benefit of the income tax deduction because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments. If the Company elects to settle the Match Group tandem awards in IAC shares, we will receive Match Group shares equal in value to the IAC shares issued. If the Company elects to settle these awards in Match Group shares, our ownership interest in Match Group will be diluted. If these awards were to be settled in IAC shares, using IAC’s common stock price on July 28, 2017 and an assumed 50% withholding tax rate, the number of shares of IAC common stock that would be required to net settle the vested and unvested tandem awards is 3.2 million common shares. Assuming Match Group reimbursed IAC in its common shares, IAC's economic ownership interest in Match Group would increase to 82.5%. The Company currently expects to settle a sufficient number of exercises in IAC shares to maintain an economic interest in Match Group of at least 80%.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At June 30, 2017, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure included in the Company's Current Report on Form 8-K dated July 18, 2017 for the year ended December 31, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2017, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Delaware Law Class Action Litigation against IAC

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on November 21, 2016, following the Company’s announcement in its Definitive Proxy Statement of a proposal to adjust the Company’s capital structure by adopting an amendment and restatement of the Company’s certificate of incorporation (the “New Certificate”) to establish a new class of non-voting capital stock, which would be known as Class C common stock, and potentially declaring and paying a dividend of one share of the Class C common stock for each outstanding share of IAC common stock and Class B common stock (the “Dividend” and, together with the adoption of the New Certificate, the “Class C Issuance”), a putative class action lawsuit was filed in the Delaware Court of Chancery against the Company and its Board of Directors purportedly on behalf of the Company’s stockholders. See Miller et al. v. IAC/InterActiveCorp et al., C.A. No. 12929-VCL (Del. Ch. Ct.).  The lawsuit generally alleged, among other things, that IAC’s directors breached their fiduciary duties in connection with the proposed Class C Issuance inasmuch as it was allegedly designed to unduly benefit the Company’s Chairman and Senior Executive, Barry Diller, in respect of his alleged voting control of the Company and would harm IAC’s public stockholders.  Among other remedies, the lawsuit sought to enjoin the filing of the New Certificate with the Delaware Secretary of State, as well as unspecified money damages.

On November 22, 2016 and December 12, 2016, two additional putative class action lawsuits were filed in the Delaware Court of Chancery against the Company and its Board of Directors purportedly on behalf of the Company’s stockholders and asserting substantially similar allegations, claims and remedies as in the Miller lawsuit. See Halberstam v. Bronfman et al., C.A. No. 12935-VCL (Del. Ch. Ct.), and California Public Employees’ Retirement System v. IAC/InterActiveCorp et al., No. 12975-VCL (Del. Ch. Ct.).  All three lawsuits were consolidated as In re IAC/InterActiveCorp Class C Reclassification Litigation, No. 12975-VCL, and the Court designated the CalPERS complaint as the operative complaint in the case and established a case schedule.  On January 23, 2017 and February 3, 2017, the defendants filed answers denying the material allegations of the complaint.

On June 21, 2017, in light of, among other things, recent developments making it unlikely that the litigation would be finally resolved until late 2018 or 2019 and the burden and distraction that the litigation would likely impose on the Company and its management, the Company’s Board of Directors determined not to proceed with the Class C Issuance.  On June 26, 2017, the Court, pursuant to the parties’ agreed stipulation, issued an order: (i) dismissing the litigation as moot in light of the Company’s determination not to proceed with the Class C Issuance and (ii) retaining jurisdiction for purposes of determining the plaintiffs’ contemplated application for an award of attorneys’ fees and expenses.

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

Securities Class Action Litigation Challenging HomeAdvisor’s Combination with Angie’s List

On July 18, 2017, a purported shareholder class action was filed in federal court in Indianapolis against Angie’s List, the members of its board of directors, the Company, and two related corporate entities, asserting violations of the federal securities laws based upon alleged material omissions from the registration statement filed with the U.S. Securities and Exchange Commission describing the proposed combination of the HomeAdvisor and Angie’s List businesses into a single, publicly traded company.  See Parshall v. Angie’s List, Inc. et al., No. 1:17-cv-2418 (U.S. District Court, Southern District of Indiana).  On July 20, 2017, a second, substantially similar purported shareholder class action was filed in the same court.  See Pill v. Angie’s List, Inc. et al., No. 1:17-cv-2461 (U.S. District Court, Southern District of Indiana).  The gravamen of the complaints in these lawsuits is that the registration statement is materially misleading to Angie’s List’s shareholders because it omitted: (i) certain financial projections, assumptions and other information relied upon by Angie’s List’s financial advisors in rendering their fairness opinions with respect to the proposed combination, (ii) certain information about Angie’s List’s board members’ potential conflicts of interest and (iii) certain information about the background of the transaction.  The complaints assert violations of Sections 14-a and 20-a of the Securities Exchange Act of 1934 and seek to enjoin the transaction, require the issuance of a revised registration statement and rescind the transaction and obtain damages should it go forward.  The Company has not yet been served in either case.

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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which IAC's businesses operate, adverse trends in any of the industries in which IAC's businesses operate, our dependence on third parties in connection with the distribution and use of our products and services, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, our ability to attract and convert visitors to our various websites into users and customers, our ability to build, maintain and/or enhance our various brands, foreign exchange currency rate fluctuations, our ability to develop and monetize mobile versions of our various products and services, changes in industry standards and technology, the integrity and scalability of our systems and infrastructure (and those of third parties), our ability to protect our systems from cyberattacks and to protect personal and confidential user information, dilution with respect to our investment in Match Group, Inc., operational and financial risks relating to acquisitions, the occurrence of any event, change or other circumstances that results in the termination of the agreement with Angie's List, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the quarter ended June 30, 2017, the Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2017. As of that date, 8,580,742 shares of common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger by and among Angie's List, Inc., IAC/InterActiveCorp, Halo TopCo, Inc. and Casa Merger Sub, Inc., dated May 1, 2017.*	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on May 2, 2017.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.(1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.(2)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________
* Schedules have been omitted pursuant to Item 601 (b)(2) of Registration 8-K. IAC hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 4, 2017
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	August 4, 2017
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