Form 10-Q
period 2017-09-30
IAC/INTERACTIVECORP
filed 2017-11-09
CIK 891103

As filed with the Securities and Exchange Commission on November 9, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 3, 2017, the following shares of the registrant's common stock were outstanding:

Common Stock	76,195,855
Class B Common Stock	5,789,499
Total outstanding Common Stock	81,985,354

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 3, 2017 was $9,734,482,138. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,255,317	$1,329,187
Marketable securities	—	89,342
Accounts receivable, net of allowance of $12,847 and $16,405, respectively	271,209	220,138
Other current assets	200,377	204,068
Total current assets	1,726,903	1,842,735

Property and equipment, net of accumulated depreciation and amortization of $314,703 at September 30, 2017 and $311,834 at December 31, 2016	320,277	306,248
Goodwill	2,501,589	1,924,052
Intangible assets, net	660,103	355,451
Long-term investments	120,806	122,810
Deferred income taxes	129,879	2,511
Other non-current assets	81,398	92,066
TOTAL ASSETS	$5,540,955	$4,645,873

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$—	$20,000
Accounts payable	104,806	62,863
Deferred revenue	343,413	285,615
Accrued expenses and other current liabilities	387,307	344,910
Total current liabilities	835,526	713,388

Long-term debt, net of current portion	1,649,267	1,582,484
Income taxes payable	33,290	33,528
Deferred income taxes	36,023	228,798
Other long-term liabilities	37,165	44,178

Redeemable noncontrolling interests	40,981	32,827

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 259,875 and 255,672 shares, respectively and outstanding 76,080 and 72,595 shares, respectively	260	256
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	12,192,645	11,921,559
Retained earnings	562,234	290,114
Accumulated other comprehensive loss	(99,513)	(166,123)
Treasury stock 194,163 and 193,445 shares, respectively	(10,226,721)	(10,176,600)
Total IAC shareholders' equity	2,428,921	1,869,222
Noncontrolling interests	479,782	141,448
Total shareholders' equity	2,908,703	2,010,670
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,540,955	$4,645,873
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue	$828,434	$764,102	$2,356,654	$2,328,720
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	166,290	179,131	451,281	543,262
Selling and marketing expense	352,879	292,996	1,023,394	972,490
General and administrative expense	235,580	124,469	529,397	404,296
Product development expense	70,645	49,704	180,835	162,367
Depreciation	17,263	17,951	55,490	51,321
Amortization of intangibles	4,366	14,267	22,151	65,062
Goodwill impairment	—	—	—	275,367
Total operating costs and expenses	847,023	678,518	2,262,548	2,474,165
Operating (loss) income	(18,589)	85,584	94,106	(145,445)
Interest expense	(25,036)	(27,118)	(74,556)	(82,622)
Other (expense) income, net	(10,216)	11,700	(7,700)	20,405
(Loss) earnings before income taxes	(53,841)	70,166	11,850	(207,662)
Income tax benefit (provision)	279,480	(17,826)	322,809	77,394
Net earnings (loss)	225,639	52,340	334,659	(130,268)
Net earnings attributable to noncontrolling interests	(45,996)	(9,178)	(62,539)	(13,063)
Net earnings (loss) attributable to IAC shareholders	$179,643	$43,162	$272,120	$(143,331)

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share	$2.22	$0.54	$3.43	$(1.78)
Diluted earnings (loss) per share	$1.79	$0.49	$2.82	$(1.78)

Stock-based compensation expense by function:
Cost of revenue	$414	$597	$1,389	$1,904
Selling and marketing expense	20,970	1,465	24,420	5,026
General and administrative expense	94,432	18,248	153,123	59,957
Product development expense	18,656	3,351	28,430	15,723
Total stock-based compensation expense	$134,472	$23,661	$207,362	$82,610
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net earnings (loss)	$225,639	$52,340	$334,659	$(130,268)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment (a)	44,126	(4,808)	84,824	7,596
Change in unrealized gains and losses of available-for-sale securities (net of tax benefit of $3,846 for the nine months ended September 30, 2017, and net of tax benefits of $85 and $868 for the three and nine months ended September 30, 2016, respectively) (b)	—	(145)	(4,026)	1,510
Total other comprehensive income (loss), net of tax	44,126	(4,953)	80,798	9,106
Comprehensive income (loss)	269,765	47,387	415,457	(121,162)
Comprehensive income attributable to noncontrolling interests	(52,897)	(9,502)	(76,727)	(13,881)
Comprehensive income (loss) attributable to IAC shareholders	$216,868	$37,885	$338,730	$(135,043)
________________________

(a)
The nine months ended September 30, 2017 and 2016 include amounts reclassified out of other comprehensive income into earnings. See Note 7—Accumulated Other Comprehensive Loss for additional information.

(b)
The nine months ended September 30, 2017 and three and nine months ended September 30, 2016 include unrealized gains reclassified out of other comprehensive income into earnings. See Note 7—Accumulated Other Comprehensive Loss for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2017
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive (Loss) Income		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2016	$32,827	$256	255,672	$16	16,157	$11,921,559	$290,114	$(166,123)	$(10,176,600)	$1,869,222	$141,448	$2,010,670
Net earnings	3,857	—	—	—	—	—	272,120	—	—	272,120	58,682	330,802
Other comprehensive income, net of tax	831	—	—	—	—	—	—	66,610	—	66,610	13,357	79,967
Stock-based compensation expense	1,577	—	—	—	—	53,491	—	—	—	53,491	136,079	189,570
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	4	4,203	—	—	11,881	—	—	—	11,885	—	11,885
Purchase of treasury stock	—	—	—	—	—	—	—	—	(50,121)	(50,121)	—	(50,121)
Purchase of redeemable noncontrolling interests	(12,428)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(633)	(633)
Adjustment of redeemable noncontrolling interests to fair value	2,977	—	—	—	—	(2,977)	—	—	—	(2,977)	—	(2,977)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in Match Group	—	—	—	—	—	(436,831)	—	—	—	(436,831)	(3,970)	(440,801)
Acquisition of Angie's List and creation of noncontrolling interests in ANGI Homeservices	—	—	—	—	—	645,475	—	—	—	645,475	133,996	779,471
Noncontrolling interests created in acquisitions	17,692	—	—	—	—	—	—	—	—	—	—	—
Other	(6,352)	—	—	—	—	47	—	—	—	47	823	870
Balance at September 30, 2017	$40,981	$260	259,875	$16	16,157	$12,192,645	$562,234	$(99,513)	$(10,226,721)	$2,428,921	$479,782	$2,908,703
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$334,659	$(130,268)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	207,362	82,610
Depreciation	55,490	51,321
Amortization of intangibles	22,151	65,062
Goodwill impairment	—	275,367
Deferred income taxes	(344,120)	(99,955)
Acquisition-related contingent consideration fair value adjustments	4,945	7,993
Gain from the sale of businesses and investments, net	(24,031)	(13,416)
Impairment of long-term investments	7,746	4,894
Acquisition-related contingent consideration payment	(11,140)	—
Bad debt expense	20,935	12,493
Other adjustments, net	22,975	(5,619)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(78,612)	32,950
Other assets	(17,534)	(19,775)
Accounts payable and other current liabilities	47,547	(63,669)
Income taxes payable and receivable	4,433	(37,081)
Deferred revenue	44,791	31,352
Net cash provided by operating activities	297,597	194,259
Cash flows from investing activities:
Acquisitions, net of cash acquired	(69,113)	(2,524)
Capital expenditures	(56,519)	(62,739)
Investments in time deposits	—	(87,500)
Proceeds from maturities of time deposits	—	87,500
Proceeds from maturities and sales of marketable debt securities	114,350	79,210
Purchases of marketable debt securities	(24,909)	(229,246)
Purchases of investments	(9,105)	(7,211)
Net proceeds from the sale of businesses and investments	125,220	110,536
Other, net	1,319	5,562
Net cash provided by (used in) investing activities	81,243	(106,412)
Cash flows from financing activities:
Purchase of IAC treasury stock	(56,424)	(247,256)
Proceeds from Match Group 6.375% Senior Notes offering	—	400,000
Proceeds from Match Group Term Loan	75,000	—
Principal payment on Match Group Term Loan	—	(410,000)
Debt issuance costs	(2,637)	(5,048)
Repurchases of IAC Senior Notes	(31,590)	(126,271)
Proceeds from the exercise of IAC stock options	69,065	19,536
Withholding taxes paid on behalf of IAC net settled stock-based awards	(57,180)	(26,684)
Proceeds from the exercise of Match Group stock options	57,705	30,246
Cash payments to purchase fully vested equity awards and pay withholding taxes on behalf of Match Group employees on net settled stock-based awards	(501,437)	(29,779)
Purchase of noncontrolling interests	(13,011)	(2,529)
Acquisition-related contingent consideration payments	(27,289)	(2,180)
Funds returned from escrow for MyHammer tender offer	10,604	—
Decrease in restricted cash related to bond redemptions	20,141	20,000
Other, net	(5,002)	(766)
Net cash used in financing activities	(462,055)	(380,731)
Total cash used	(83,215)	(292,884)
Effect of exchange rate changes on cash and cash equivalents	9,345	1,221
Net decrease in cash and cash equivalents	(73,870)	(291,663)
Cash and cash equivalents at beginning of period	1,329,187	1,481,447
Cash and cash equivalents at end of period	$1,255,317	$1,189,784
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and Internet company comprised of widely known consumer brands such as Vimeo, Dotdash (formerly About.com), Dictionary.com, The Daily Beast and Investopedia, along with ANGI Homeservices Inc., which operates HomeAdvisor and Angie's List, and Match Group's online dating portfolio, which includes Match, Tinder, PlentyOfFish and OkCupid.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
On September 29, 2017, the Company completed its previously announced combination (the "Combination") of the businesses in the Company's HomeAdvisor segment and Angie's List, Inc. ("Angie's List") under a new publicly traded company called ANGI Homeservices Inc. ("ANGI Homeservices"). At September 30, 2017, IAC owned 87.1% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices. See "Note 3—Business Combination" for further information. In connection with the transaction, the Company changed the name of the HomeAdvisor segment to ANGI Homeservices and year-over-year comparisons for financial results for this segment are to the historical results of the HomeAdvisor segment (adjusted to reflect corporate allocations from IAC).
In connection with the Combination and in consideration for the transfer by USANi LLC, a wholly-owned subsidiary of the Company ("USANi"), to the Company of all common membership units of HomeAdvisor International, LLC held by USANi, on September 29, 2017, the Company issued a total of 67,633 shares of Series C Cumulative Preferred Stock (the “Series C Preferred Stock”) to USANi. The Company established the Series C Preferred Stock, par value $0.01 per share, on September 28, 2017. The Series C Preferred Stock is entitled to receive a cash dividend of $75.00 per share per annum, payable quarterly in arrears. The outstanding Series C Preferred Stock eliminates in the Company's consolidated financial statements.
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
In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company's Current Report on Form 8-K dated July 18, 2017.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounting Estimates
Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair value of long-term investments; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant. Actual results could differ from these estimates.
Certain Risks and Concentrations
A meaningful portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"). For the three and nine months ended September 30, 2017, revenue from Google represents 21% and 23%, respectively, of the Company's consolidated revenue. For the three and nine months ended September 30, 2016, revenue from Google represents 23% and 27%, respectively, of the Company's consolidated revenue.
The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations.
For the three and nine months ended September 30, 2017, revenue earned from Google was $176.8 million and $539.2 million, respectively. For the three and nine months ended September 30, 2016, revenue earned from Google was $172.0 million and $638.2 million, respectively. This revenue is earned by the businesses comprising the Applications and Publishing segments. For the three and nine months ended September 30, 2017, revenue earned from Google represents 82% and 83% of Applications revenue and 72% and 71% of Publishing revenue. For the three and nine months ended September 30, 2016, revenue earned from Google represents 85% and 87% of Applications revenue and 66% and 76% of Publishing revenue, respectively. Accounts receivable related to revenue earned from Google totaled $62.0 million and $65.8 million at September 30, 2017 and December 31, 2016, respectively.
Recent Accounting Pronouncements
Accounting Pronouncements not yet adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. ASU No. 2014-09 was subsequently amended during 2015, 2016 and 2017; these amendments provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, narrow-scope improvements and practical expedients.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

•
The Company will adopt ASU No. 2014-09 using the modified retrospective approach effective January 1, 2018. Therefore, the cumulative effect of adoption will be reflected as an adjustment to beginning retained earnings in the Form 10-Q for the period ending March 31, 2018.

•
The Company’s assessment of the accounting for mobile app store fees incurred by Match Group in connection with obtaining members is still preliminary and ongoing. Match Group currently capitalizes these costs and amortizes them over the period of the applicable membership periods, which generally range from one to six months. The Company’s initial conclusions in applying ASU No. 2014-09 to these costs were: (1) these costs represent the incremental direct costs of obtaining a membership contract and (2) would, therefore, continue to be capitalized and amortized as incurred. The Company is reassessing this conclusion in light of its finding that there are divergent and evolving interpretations of the correct application of ASU No. 2014-09 to these costs. The total capitalized mobile app store fees were $19.8 million as of September 30, 2017.

•
Within ANGI Homeservices, the effect of the adoption of ASU No. 2014-09 on HomeAdvisor will be that sales commissions, which represent the incremental direct costs of obtaining a service professional contract, will be capitalized and amortized over the average life of a service professional. These costs are expensed as incurred today. Prior to the Combination, Angie's List capitalized sales commissions and amortized the cost over the term of the applicable advertising contract. Following the Combination, Angie's List accounting policies will be conformed to the Company's accounting policies and these costs will be expensed as incurred. Following the adoption of ASU No. 2014-09, these costs will be capitalized and amortized over the average life of a service professional.

•
Within Applications, the primary effect of the adoption of ASU No. 2014-09 will be to accelerate the recognition of the portion of the revenue of certain desktop applications sold by SlimWare that qualify as functional intellectual property under ASU No. 2014-09. This revenue is currently deferred and recognized over the applicable subscription term.

The Company does not expect the adoption of ASU No. 2014-09 to have a material effect on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company will adopt ASU No. 2016-02 effective January 1, 2019. The Company is currently evaluating the impact the adoption of this standard update will have on its consolidated financial statements.
Accounting Pronouncements adopted by the Company
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about the changes to the terms and conditions of a share-based payment award that require an entity to apply modification accounting in "Stock Compensation (Topic 718)." The provisions of ASU No. 2017-09 are effective for reporting periods beginning after December 15, 2017; early adoption is permitted. The provisions of ASU No. 2017-09 are to be applied prospectively to an award modified on or after the adoption date. The Company early adopted the provisions of ASU No. 2017-09 during the third quarter of 2017 and the adoption of this standard update did not have a material impact on its consolidated financial statements.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. Upon adoption, cash payments made soon after the acquisition date of a business to settle a contingent consideration liability are classified as cash outflows for investing activities. Cash payments which are not made soon after the acquisition date of a business to settle a contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash outflows from operating activities for any excess. The Company early adopted the provisions of ASU No. 2016-15 on January 1, 2017. As a result, $11.1 million of an acquisition-related contingent consideration payment of $15.0 million, which was in excess of the liability initially recognized at the acquisition date, has been classified as a cash outflow within net cash provided by operating activities in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2017.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon the exercise of stock options and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated statement of operations as a component of the provision for income taxes, rather than recognized in equity, and (ii) reflected as operating, rather than financing, cash flows in our consolidated statement of cash flows. Excess tax benefits for the nine months ended September 30, 2017 were $314.3 million. Excess tax benefits of $43.1 million for the nine months ended September 30, 2016 were reclassified in the consolidated statement of cash flows to conform to the current year presentation. Upon adoption, the calculation of fully diluted shares excludes excess tax benefits from the assumed proceeds in applying the treasury stock method; previously such benefits were included in the calculation. This change increased fully diluted shares by approximately 1.1 million and 2.0 million shares for the three and nine months ended September 30, 2017, respectively. The Company continues to account for forfeitures using an estimated forfeiture rate.
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
For the three and nine months ended September 30, 2017, the Company recorded an income tax benefit of $279.5 million and $322.8 million, respectively. The income tax benefit for the three and nine months ended September 30, 2017 is due primarily to the effect of adopting the provisions of ASU No. 2016-09 on January 1, 2017. Under ASU No. 2016-09, excess tax benefits generated by the exercise, purchase or settlement of stock-based awards of $314.3 million for the nine months ended September 30, 2017 are recognized as a reduction to the income tax provision rather than as an increase to additional paid-in capital. For the three and nine months ended September 30, 2016, the Company recorded an income tax provision of $17.8 million and an income tax benefit of $77.4 million, respectively, which represents effective income tax rates of 25% and 37%, respectively. The effective tax rate for the three months ended September 30, 2016 is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2016 is higher than the statutory rate of 35% due primarily to foreign income taxed at lower rates, state taxes and the non-taxable gain on the sale of PriceRunner, partially offset by the non-deductible portion of the goodwill impairment at the Publishing segment.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. At September 30, 2017 and December 31, 2016, the Company has accrued $3.3 million and $2.6 million, respectively, for the payment of interest. At both September 30, 2017 and December 31, 2016, the Company has accrued $1.7 million for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. The statute of limitations for the years 2010 through 2013 has been extended to June 30, 2018. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. Changes to reserves from period to period and differences between amounts paid, if any, upon resolution of audits and amounts previously provided may be material. Differences between the reserves for income tax contingencies and the amounts owed by the Company are recorded in the period they become known.
At September 30, 2017 and December 31, 2016, unrecognized tax benefits, including interest and penalties, are $43.0 million and $41.0 million, respectively. If unrecognized tax benefits at September 30, 2017 are subsequently recognized, $39.4 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2016 was $37.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $22.5 million by June 30, 2018, due to expirations of statutes of limitations; $22.0 million of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, available tax planning and historical experience, to the extent these items are applicable. As of September 30, 2017, the Company has a gross deferred tax asset of $221.5 million that the Company expects to fully utilize on a more likely than not basis.
NOTE 3—BUSINESS COMBINATION
On September 29, 2017, the Company completed its previously announced combination of the businesses in the Company's HomeAdvisor segment and Angie's List under a new publicly traded company called ANGI Homeservices. Through the Combination, ANGI Homeservices acquired 100% of the common stock of Angie's List on September 29, 2017 for a total purchase price valued at $781.4 million. Angie’s List is a nationwide marketplace for local services where consumers can research, hire, rate and review the providers of these services. Ratings and reviews assist members in identifying and hiring a provider for their local service needs. Angie’s List's services are provided in markets located across the continental United States.
The purchase price of $781.4 million was determined based on the sum of (i) the fair value of the 61.3 million shares of Angie's List common stock outstanding immediately prior to the Combination based on the closing stock price of Angie's List

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

common stock on the NASDAQ on September 29, 2017 of $12.46 per share; (ii) the cash consideration of $1.9 million paid to holders of Angie's List common stock who elected to receive $8.50 in cash per share; and (iii) the fair value of vested equity awards (including the pro rata portion of unvested awards attributable to pre-combination services) outstanding under Angie's List stock plans on September 29, 2017. Each stock option to purchase shares of Angie's List common stock that was outstanding immediately prior to the effective time of the Combination was, as of the effective time of the Combination, converted into an option to purchase (i) that number of Class A shares of ANGI Homeservices equal to the total number of shares of Angie's List common stock subject to such Angie's List option immediately prior to the effective time of the Combination, (ii) at a per-share exercise price equal to the exercise price per share of Angie's List common stock at which such Angie's List option was exercisable immediately prior to the effective time of the Combination. Each award of Angie's List restricted stock units that was outstanding immediately prior to the effective time of the Combination was, as of the effective time of the Combination, converted into an ANGI Homeservices restricted stock unit award with respect to a number of Class A shares of ANGI Homeservices equal to the total number of shares of Angie's List common stock subject to such Angie's List restricted stock unit award immediately prior to the effective time of the Combination.
The table below summarizes the purchase price:

Angie's List
(In thousands)
Class A common stock	$763,684
Cash consideration for holders who elected to receive $8.50 in cash per share of Angie's List common stock	1,913
Fair value of vested and pro rata portion of unvested stock options attributable to pre-combination services	11,749
Fair value of the pro rata portion of unvested restricted stock units attributable to pre-combination services	4,038
Total purchase price	$781,384
The financial results of Angie's List are included in the Company's consolidated financial statements, within the ANGI Homeservices segment, beginning September 29, 2017. For the three and nine months ended September 30, 2017, the Company included $0.7 million of revenue and $20.0 million of net losses in its consolidated statement of operations related to Angie's List. The Company is in the process of completing its determination of the fair values of assets acquired and liabilities assumed and the preliminary fair values are subject to revision. These fair values are expected to be finalized in the fourth quarter of 2017.
The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of combination:

Angie's List
(In thousands)
Cash and cash equivalents	$44,270
Other current assets	10,641
Property and equipment	16,341
Goodwill	545,396
Intangible assets	317,300
Total assets	933,948
Deferred revenue	(32,130)
Other current liabilities	(46,106)
Long-term debt—related party	(61,498)
Deferred income taxes	(11,478)
Other long-term liabilities	(1,352)
Net assets acquired	$781,384

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The purchase price was based on the expected financial performance of Angie's List, not on the value of the net identifiable assets at the time of combination. This resulted in a significant portion of the purchase price being attributed to goodwill because Angie's List is complementary and synergistic to the other North America businesses of ANGI Homeservices.
The preliminary estimated fair values of the identifiable intangible assets acquired at the date of combination are as follows:

	Angie's List
	(In thousands)	Weighted-average useful life (years)
Indefinite-lived trade names and trademarks	$137,000	Indefinite
Service providers	90,500	3
Developed technology	63,900	6
Memberships	15,900	3
User base	10,000	1
Total identifiable intangible assets acquired	$317,300
Other current assets, current liabilities and other long-term liabilities of Angie's List were reviewed and adjusted to their fair values at the date of combination, as necessary. The fair value of deferred revenue was determined using an income approach that utilized a cost to fulfill analysis. The fair values of trade names and trademarks were determined using an income approach that utilized the relief from royalty methodology. The fair values of developed technology and user base were determined using a cost approach that utilized the cost to replace methodology. The fair values of the service providers and memberships were determined using an income approach that utilized the excess earnings methodology. The valuations of deferred revenue and intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows, cost and profit margins related to deferred revenue and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
Pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List as if the Combination had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the Combination actually occurred on January 1, 2016. For the three and nine months ended September 30, 2017, pro forma adjustments include (i) reductions in stock-based compensation expense of $85.1 million and $52.8 million, respectively, and transaction related costs of $22.1 million and $25.6 million, respectively, because they are one-time in nature and will not have a continuing impact on operations; and (ii) an increase in amortization of intangibles of $11.4 million and $34.4 million, respectively. The stock-based compensation expense is related to the modification of previously issued HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination. The transaction related costs include severance and retention costs of $12.0 million related to the Combination. For the three and nine months ended September 30, 2016, pro forma adjustments include a reduction in revenue of $5.0 million and $31.4 million, respectively, due to the write-off of deferred revenue at the date of acquisition as well as increases in stock-based compensation expense of $19.7 million and $51.4 million, respectively, and amortization of intangibles of $14.0 million and $42.1 million, respectively.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenue	$898,584	$838,834	$2,571,613	$2,544,019
Net earnings (loss) attributable to IAC shareholders	244,400	12,237	313,054	(221,446)
Basic earnings (loss) per share attributable to IAC shareholders	3.02	0.15	3.94	(2.76)
Diluted earnings (loss) per share attributable to IAC shareholders	2.80	0.15	3.70	(2.76)
NOTE 4—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Goodwill	$2,501,589	$1,924,052
Intangible assets with indefinite lives	460,333	320,645
Intangible assets with definite lives, net	199,770	34,806
Total goodwill and intangible assets, net	$3,161,692	$2,279,503
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the nine months ended September 30, 2017:

	Balance at December 31, 2016	Additions	(Deductions)	Foreign Exchange Translation	Balance at September 30, 2017
	(In thousands)
Match Group	$1,206,538	$255	$—	$43,575	$1,250,368
ANGI Homeservices	170,611	593,880	—	7,865	772,356
Video	25,239	6,384	—	—	31,623
Applications	447,242	—	—	—	447,242
Other	74,422	—	(74,430)	8	—
Total	$1,924,052	$600,519	$(74,430)	$51,448	$2,501,589
The additions primarily relate to the acquisitions of Angie's List, MyBuilder and HomeStars (included in the ANGI Homeservices segment). The deductions relate to the sale of The Princeton Review (previously included in the Other segment).
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2016:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Balance at December 31, 2015	Additions	(Deductions)	Impairment	Foreign Exchange Translation	Balance at December 31, 2016
	(In thousands)
Match Group	$1,218,607	$603	$(2,983)	$—	$(9,689)	$1,206,538
ANGI Homeservices	150,251	21,985	—	—	(1,625)	170,611
Video	15,590	9,649	—	—	—	25,239
Applications	447,242	—	—	—	—	447,242
Publishing	277,192	—	(1,968)	(275,367)	143	—
Other	136,482	—	(62,860)	—	800	74,422
Total	$2,245,364	$32,237	$(67,811)	$(275,367)	$(10,371)	$1,924,052
The additions primarily relate to the acquisitions of MyHammer Holding AG (included in the ANGI Homeservices segment) and VHX (included in the Video segment). The deductions primarily relate to the sales of PriceRunner and ShoeBuy (both included in the Other segment). During the second quarter of 2016, the Company recorded impairment charges related to the entire $275.4 million balance of the Publishing reporting unit goodwill. The goodwill impairment charge at Publishing was driven by the impact from the new Google services agreement, traffic trends and monetization challenges and the corresponding impact on the current estimate of fair value.
The September 30, 2017 and December 31, 2016 goodwill balance reflects accumulated impairment losses of $598.0 million, $529.1 million and $11.6 million at Publishing, Applications and Connected Ventures (included in the Video segment), respectively.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At September 30, 2017 and December 31, 2016, intangible assets with definite lives are as follows:

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Advertiser and supplier relationships and other	$119,029	$(4,654)	$114,375	3.0
Technology	104,876	(32,348)	72,528	4.9
Customer lists and user base	13,911	(2,973)	10,938	1.1
Content	5,000	(3,723)	1,277	5.0
Trade names	14,518	(13,866)	652	2.7
Total	$257,334	$(57,564)	$199,770	3.7

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Advertiser and supplier relationships and other	$7,230	$(2,612)	$4,618	4.5
Technology	38,602	(27,667)	10,935	3.4
Customer lists	12,485	(9,997)	2,488	3.7
Content	14,802	(8,965)	5,837	4.3
Trade names	63,855	(52,927)	10,928	1.8
Total	$136,974	$(102,168)	$34,806	2.8

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At September 30, 2017, amortization of intangible assets with definite lives for each of the next five years is estimated to be as follows:

Years Ending September 30,	(In thousands)
2018	$68,567
2019	51,422
2020	47,775
2021	10,735
2022	10,650
Thereafter	10,621
Total	$199,770
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$865,630	$—	$—	$865,630
Time deposits	—	105,942	—	105,942
Treasury discount notes	1,199	—	—	1,199
Certificates of deposit	—	6,199	—	6,199
Total	$866,829	$112,141	$—	$978,970

Liabilities:
Contingent consideration arrangement	$—	$—	$(1,792)	$(1,792)

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
The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration Arrangements
	Three Months Ended September 30,
	2017	2016
	(In thousands)
Balance at July 1	$(24,829)	$(45,526)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(60)	2,477
Included in other comprehensive loss	(332)	(333)
Settlements	23,429	30
Balance at September 30	$(1,792)	$(43,352)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(33,871)	$4,050	$(33,873)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(4,945)	—	(7,993)
Included in other comprehensive (loss) income	(1,405)	5,950	(5,614)
Fair value at date of acquisition	—	—	1,948
Settlements	38,429	—	2,180
Proceeds from sale	—	(10,000)	—
Balance at September 30	$(1,792)	$—	$(43,352)
Contingent Consideration Arrangements
As of September 30, 2017, there is one contingent consideration arrangement related to a business acquisition. The maximum contingent payment related to this arrangement is $3.0 million and the gross fair value of this arrangement, before the unamortized discount, at September 30, 2017 is $2.1 million.
The sole remaining contingent consideration arrangement is based upon earnings performance. Previous contingent consideration arrangements were based upon earnings performance and/or operating metrics. The Company determined the fair value of the contingent consideration arrangement by using probability-weighted analyses to determine the amounts of the gross liability, and, because the arrangement was initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at both September 30, 2017 and December 31, 2016 reflect discount rates of 12%.
The fair value of contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at September 30, 2017 and December 31, 2016 includes a current portion of $0.6 million and $33.4 million, respectively, and a non-current portion of $1.2 million and $0.4 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity and cost method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Cost method investments
At September 30, 2017 and December 31, 2016, the carrying values of the Company's investments accounted for under the cost method totaled $116.2 million and $116.1 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. The Company evaluates each cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, then the fair value of such cost method investment is not estimated, as it is impracticable to do so.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$—	$—	$(20,000)	$(20,311)
Long-term debt, net of current portion	(1,649,267)	(1,720,311)	(1,582,484)	(1,657,861)
The fair value of long-term debt, including the current portion, is estimated using market prices or indices for similar liabilities and takes into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2017	December 31, 2016
	(In thousands)
Match Group Debt:
6.75% Senior Notes due December 15, 2022 (the "Match Group 6.75% Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2016	$445,172	$445,172
6.375% Senior Notes due June 1, 2024 (the "Match Group 6.375% Senior Notes"); interest payable each June 1 and December 1, which commenced December 1, 2016	400,000	400,000
Match Group Term Loan due November 16, 2022(a)	425,000	350,000
Total Match Group long-term debt	1,270,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	4,470	5,245
Less: Unamortized debt issuance costs	11,704	13,434
Total Match Group debt	1,253,998	1,176,493

IAC Debt:
4.875% Senior Notes due November 30, 2018 (the "4.875% Senior Notes"); interest payable each May 30 and November 30, which commenced May 30, 2014	361,874	390,214
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15, which commenced June 15, 2013	34,859	38,109
Total IAC long-term debt	396,733	428,323
Less: Current portion of IAC long-term debt	—	20,000
Less: Unamortized debt issuance costs	1,464	2,332
Total IAC debt, net of current portion	395,269	405,991

Total long-term debt, net of current portion	$1,649,267	$1,582,484
________________________

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)
The Match Group Term Loan matures on November 16, 2022; provided that, if any of the Match Group 6.75% Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the Match Group 6.75% Senior Notes, the Match Group Term Loan maturity date shall be September 15, 2022, the date that is 91 days prior to the maturity date of the Match Group 6.75% Senior Notes.

Match Group Senior Notes
The Match Group 6.375% Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness outstanding under the Match Group Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The Match Group 6.75% Senior Notes were issued on November 16, 2015, in exchange for a portion of the 4.75% Senior Notes (the "Match Exchange Offer"). At any time prior to December 15, 2017, the Match Group 6.75% Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The indentures governing the Match Group 6.375% and 6.75% Senior Notes contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2017, there were no limitations pursuant thereto. There are additional covenants that limit Match Group's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event Match Group is not in compliance with the leverage ratio set forth in the indenture, and (ii) incur liens, enter into agreements restricting Match Group subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Match Group Term Loan and Match Group Credit Facility
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), Match Group borrowed $800 million in the form of a term loan (the "Match Group Term Loan"). On March 31, 2016, Match Group made a $10 million principal payment on the Match Group Term Loan. On June 1, 2016, the $400 million in proceeds from the Match Group 6.375% Senior Notes, described above, were used to repay a portion of the Match Group Term Loan. On December 8, 2016, Match Group made an additional $40 million principal payment on the Match Group Term Loan and the remaining outstanding balance of $350 million, which was due at maturity, was repriced. On August 14, 2017, the Match Group Term Loan was increased by $75 million. In addition, the outstanding balance of $425 million was repriced at LIBOR plus 2.50%, and the LIBOR floor was reduced to 0.00%. The Match Group Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Match Group Credit Agreement. The interest rate on the Match Group Term Loan at September 30, 2017 is 3.81%. Interest payments are due at least quarterly through the term of the loan.
Match Group has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At September 30, 2017 and December 31, 2016, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit the ability of Match Group and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Match Group Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Match Group Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Match Group

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank equally with each other, and have priority over the Match Group 6.75% and 6.375% Senior Notes to the extent of the value of the assets securing the borrowings under the Match Group Credit Agreement.
IAC Senior Notes
The 4.875% and 4.75% Senior Notes were issued by IAC on November 15, 2013 and December 21, 2012, respectively. The 4.875% and 4.75% Senior Notes are unconditionally guaranteed by certain wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries; neither Match Group, ANGI Homeservices nor any of their subsidiaries guarantee any debt of IAC, or in the case of Match Group and its subsidiaries are subject to any of the covenants related to such debt. The guarantor subsidiaries are the same for the 4.875% and 4.75% Senior Notes. See "Note 13—Guarantor and Non-guarantor Financial Information" for financial information relating to guarantor and non-guarantor subsidiaries.
For the nine months ended September 30, 2017, the Company redeemed and repurchased $28.3 million of its 4.875% Senior Notes and repurchased $3.3 million of its 4.75% Senior Notes. For the nine months ended September 30, 2016, the Company redeemed and repurchased $109.8 million of its 4.875% Senior Notes and repurchased $16.5 million of its 4.75% Senior Notes.
On October 2, 2017, a subsidiary of the Company issued $517.5 million aggregate principal amount of 0.875% Exchangeable Senior Notes due October 1, 2022, which are guaranteed by the Company. The proceeds from these notes were, in part, loaned to IAC, which repaid the outstanding balance of the 4.875% Senior Notes of $361.9 million. See "Note 14—Subsequent Events" for further information.
IAC Credit Facility
IAC has a $300.0 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At September 30, 2017 and December 31, 2016, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 35 basis points, and is based on the leverage ratio most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio (as defined in the agreement) of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 4.875% and 4.75% Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 4.875% and 4.75% Senior Notes rank equally with each other, and are subordinate to outstanding borrowings under the IAC Credit Facility to extent of the value of the assets securing such borrowings.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended September 30, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at July 1	$(136,738)	$—	$(136,738)
Other comprehensive income before reclassifications	37,225	—	37,225
Amounts reclassified to earnings	—	—	—
Net current period other comprehensive income	37,225	—	37,225
Balance at September 30	$(99,513)	$—	$(99,513)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance at July 1	$(121,612)	$4,205		$(117,407)
Other comprehensive (loss) income before reclassifications, net of tax provision of $0.1 million related to unrealized losses on available-for-sale securities	(5,132)	114		(5,018)
Amounts reclassified to earnings	—	(259)	(a)	(259)
Net current period other comprehensive loss	(5,132)	(145)		(5,277)
Balance at September 30	$(126,744)	$4,060		$(122,684)
___________________

(a)	Amount is net of a tax provision of $0.2 million.

	Nine Months Ended September 30, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(170,149)	$4,026		$(166,123)
Other comprehensive income before reclassifications	69,951	7		69,958
Amounts reclassified to earnings	685	(4,033)	(b)	(3,348)
Net current period other comprehensive income (loss)	70,636	(4,026)		66,610
Balance as of September 30	$(99,513)	$—		$(99,513)
___________________

(b)	Amount includes a tax benefit of $3.8 million.

	Nine Months Ended September 30, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(154,645)	$2,542		$(152,103)
Other comprehensive (loss) income before reclassifications, net of tax benefit of $0.7 million related to unrealized losses on available-for-sale securities	(3,538)	4,868		1,330
Amounts reclassified to earnings	9,850	(2,892)	(c)	6,958
Net current period other comprehensive income	6,312	1,976		8,288
Reallocation of accumulated other comprehensive loss (income) related to the noncontrolling interests created in the Match Group initial public offering	21,589	(458)		21,131
Balance as of September 30	$(126,744)	$4,060		$(122,684)
___________________

(c)	Amount is net of a tax provision of $0.2 million.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At September 30, 2017, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 8—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders:

	Three Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$225,639	$225,639	$52,340	$52,340
Net earnings attributable to noncontrolling interests	(45,996)	(45,996)	(9,178)	(9,178)
Impact from public subsidiaries' dilutive securities(a)	—	(23,749)	—	(3,473)
Net earnings attributable to IAC shareholders	$179,643	$155,894	$43,162	$39,689

Denominator:
Weighted average basic shares outstanding	80,817	80,817	79,532	79,532
Dilutive securities including stock options and RSUs and subsidiary denominated equity awards(b)(c)(e)	—	6,379	—	2,087
Denominator for earnings per share—weighted average shares(b)(c)(e)	80,817	87,196	79,532	81,619

Earnings per share attributable to IAC shareholders:
Earnings per share	$2.22	$1.79	$0.54	$0.49

	Nine Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$334,659	$334,659	$(130,268)	$(130,268)
Net earnings attributable to noncontrolling interests	(62,539)	(62,539)	(13,063)	(13,063)
Impact from public subsidiaries dilutive securities(a)	—	(34,104)	—	—
Net earnings (loss) attributable to IAC shareholders	$272,120	$238,016	$(143,331)	$(143,331)

Denominator:
Weighted average basic shares outstanding	79,369	79,369	80,357	80,357
Dilutive securities including stock options and RSUs and subsidiary denominated equity awards(b)(c)(d)(e)	—	5,133	—	—
Denominator for earnings per share—weighted average shares(b)(c)(d)(e)	79,369	84,502	80,357	80,357

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share	$3.43	$2.82	$(1.78)	$(1.78)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

________________________

(a)
The amount for the three and nine months ended September 30, 2017 and for the three months ended September 30, 2016 reflects the reduction in Match Group's earnings attributable to IAC from the assumed exercise of Match Group dilutive securities under the if-converted method. For the nine months ended September 30, 2016, the impact on earnings related to Match Group's dilutive securities under the if-converted method is excluded because it would have been anti-dilutive due to the Company's net loss.

(b)
Dilutive securities for the three and nine months ended September 30, 2017, includes the impact from the assumed exercise of ANGI Homeservices dilutive securities under the if-converted method, as it is more dilutive for IAC to settle certain ANGI Homeservices equity awards. The impact on earnings of ANGI Homeservices dilutive securities is not applicable for priors prior to the Combination.

(c)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options and subsidiary denominated equity and vesting of restricted stock units ("RSUs"). For the three months ended September 30, 2017, there were no potentially dilutive securities excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2017 and three months ended September 30, 2016, less than 0.1 million and 3.3 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(d)
For the nine months ended September 30, 2016, the Company had a loss from operations and, as a result, approximately 9.8 million potentially dilutive securities were excluded from computing diluted earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute the diluted earnings per share amount.

(e)
Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three and nine months ended September 30, 2017 and three months ended September 30, 2016, 0.3 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

NOTE 9—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Match Group	$343,418	$287,530	$951,754	$823,240
ANGI Homeservices	181,717	133,560	513,173	375,222
Video	78,338	59,955	184,097	162,361
Applications	136,333	142,782	439,199	445,735
Publishing	88,755	74,902	244,959	326,195
Other(a)	—	65,515	23,980	196,323
Inter-segment eliminations	(127)	(142)	(508)	(356)
Total	$828,434	$764,102	$2,356,654	$2,328,720
___________________

(a)
The Other segment consists of the results of PriceRunner, ShoeBuy and The Princeton Review for periods prior to the sale of these businesses, which occurred on March 18, 2016, December 30, 2016 and March 31, 2017, respectively. Beginning in the second quarter of 2017, as a result of the sale of these businesses, the Other segment does not include any financial results.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Operating Income (Loss):
Match Group	$91,008	$90,938	$232,854	$202,624
ANGI Homeservices	(112,505)	10,148	(115,258)	19,147
Video	(1,809)	(2,663)	(25,227)	(25,187)
Applications	29,386	29,240	101,288	75,839
Publishing	5,677	(14,562)	(2,968)	(324,720)
Other	—	(695)	(5,621)	(11,313)
Corporate	(30,346)	(26,822)	(90,962)	(81,835)
Total	$(18,589)	$85,584	$94,106	$(145,445)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Adjusted EBITDA:(b)
Match Group	$119,564	$107,101	$315,705	$275,834
ANGI Homeservices	(2,266)	15,291	21,612	33,927
Video	(822)	(894)	(22,386)	(21,770)
Applications	31,077	34,575	106,556	94,715
Publishing	7,088	(6,208)	11,007	(6,639)
Other	—	2,783	(1,532)	(1,129)
Corporate	(17,070)	(13,662)	(46,908)	(38,030)
Total	$137,571	$138,986	$384,054	$336,908
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

The following table presents the revenue of the Company's principal segments disaggregated by type of service:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Match Group
Direct revenue	$330,098	$273,727	$917,273	$786,176
Indirect revenue (principally advertising revenue)	13,320	13,803	34,481	37,064
Total Match Group revenue	$343,418	$287,530	$951,754	$823,240

ANGI Homeservices
Consumer connection revenue (c)	$151,056	$110,874	$427,854	$310,962
Membership subscription revenue	22,146	14,083	61,145	40,008
Other	8,515	8,603	24,174	24,252
Total ANGI Homeservices revenue	$181,717	$133,560	$513,173	$375,222

Applications
Advertising	$121,425	$129,027	$390,160	$409,212
Subscription (including downloadable app fees) and other	14,908	13,755	49,039	36,523
Total Applications revenue	$136,333	$142,782	$439,199	$445,735

Publishing
Advertising	$87,788	$74,272	$242,957	$324,422
Other	967	630	2,002	1,773
Total Publishing revenue	$88,755	$74,902	$244,959	$326,195
___________________

(c)	Fees paid by service professionals for consumer matches.
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
United States	$577,362	$567,132	$1,670,980	$1,721,348
All other countries	251,072	196,970	685,674	607,372
Total	$828,434	$764,102	$2,356,654	$2,328,720

	September 30, 2017	December 31, 2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$293,005	$281,725
All other countries	27,272	24,523
Total	$320,277	$306,248

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended September 30, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$91,008	$19,949	$8,147	$401	$59	$119,564
ANGI Homeservices	(112,505)	103,980	3,491	2,768	—	(2,266)
Video	(1,809)	134	541	312	—	(822)
Applications	29,386	—	1,155	536	—	31,077
Publishing	5,677	—	1,062	349	—	7,088
Other	—	—	—	—	—	—
Corporate	(30,346)	10,409	2,867	—	—	(17,070)
Total	(18,589)	$134,472	$17,263	$4,366	$59	$137,571
Interest expense	(25,036)
Other expense, net	(10,216)
Loss before income taxes	(53,841)
Income tax benefit	279,480
Net earnings	225,639
Net earnings attributable to noncontrolling interests	(45,996)
Net earnings attributable to IAC shareholders	$179,643

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$90,938	$10,718	$7,192	$3,382	$(5,129)	$107,101
ANGI Homeservices	10,148	2,391	2,026	726	—	15,291
Video	(2,663)	640	438	691	—	(894)
Applications	29,240	—	1,073	1,519	2,743	34,575
Publishing	(14,562)	—	2,029	6,325	—	(6,208)
Other	(695)	427	1,518	1,624	(91)	2,783
Corporate	(26,822)	9,485	3,675	—	—	(13,662)
Total	85,584	$23,661	$17,951	$14,267	$(2,477)	$138,986
Interest expense	(27,118)
Other income, net	11,700
Earnings before income taxes	70,166
Income tax provision	(17,826)
Net earnings	52,340
Net earnings attributable to noncontrolling interests	(9,178)
Net earnings attributable to IAC shareholders	$43,162

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$232,854	$53,627	$23,619	$1,208	$4,397	$315,705
ANGI Homeservices	(115,258)	120,280	9,705	6,885	—	21,612
Video	(25,227)	267	1,637	937	—	(22,386)
Applications	101,288	—	3,087	1,633	548	106,556
Publishing	(2,968)	—	4,011	9,964	—	11,007
Other	(5,621)	1,729	836	1,524	—	(1,532)
Corporate	(90,962)	31,459	12,595	—	—	(46,908)
Total	94,106	$207,362	$55,490	$22,151	$4,945	$384,054
Interest expense	(74,556)
Other expense, net	(7,700)
Earnings before income taxes	11,850
Income tax benefit	322,809
Net earnings	334,659
Net earnings attributable to noncontrolling interests	(62,539)
Net earnings attributable to IAC shareholders	$272,120

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$202,624	$40,810	$20,119	$15,004	$(2,723)	$—	$275,834
ANGI Homeservices	19,147	6,685	5,824	2,271	—	—	33,927
Video	(25,187)	640	1,313	1,656	(192)	—	(21,770)
Applications	75,839	—	3,304	4,573	10,999	—	94,715
Publishing	(324,720)	—	6,366	36,348	—	275,367	(6,639)
Other	(11,313)	531	4,534	5,210	(91)	—	(1,129)
Corporate	(81,835)	33,944	9,861	—	—	—	(38,030)
Total	(145,445)	$82,610	$51,321	$65,062	$7,993	$275,367	$336,908
Interest expense	(82,622)
Other income, net	20,405
Loss before income taxes	(207,662)
Income tax benefit	77,394
Net loss	(130,268)
Net earnings attributable to noncontrolling interests	(13,063)
Net loss attributable to IAC shareholders	$(143,331)
NOTE 10—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Other (expense) income, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Other (expense) income, net	$(10,216)	$11,700	$(7,700)	$20,405
Three months ended September 30, 2017 and 2016
Other expense, net in 2017 includes $10.2 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro, $2.9 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, an expense of $2.1 million related to the repricing of the Match Group Term Loan and an expense of $1.5 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, partially offset by $4.5 million in gains related to the sales of certain investments and interest income of $2.9 million.
Other income, net in 2016 primarily includes $10.9 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound and Euro, interest income of $1.1 million and income of $0.9 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, partially offset by $1.8 million in other-than-temporary impairment charges related to certain cost method investments.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine months ended September 30, 2017 and 2016
Other expense, net in 2017 includes $16.3 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro, an expense of $12.2 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $7.7 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, an expense of $2.1 million related to the repricing of the Match Group Term Loan and a loss of $1.2 million related to the sale of The Princeton Review, partially offset by $25.8 million in gains related to the sales of certain investments and interest income of $7.1 million.
Other income, net in 2016 includes $24.0 million in net foreign currency exchange gains, a $12.0 million gain related to the sale of PriceRunner, interest income of $3.8 million and a $3.5 million gain related to the sale of marketable equity securities, partially offset by a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the repayment of $400 million of the Match Group Term Loan, $4.5 million in other-than-temporary impairment charges related to certain cost method investments, a loss of $3.8 million related to the sale of ASKfm, a $3.2 million loss on the 4.75% and 4.875% Senior Note redemptions and repurchases and an expense of $2.5 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee.
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
NOTE 12—RELATED PARTY TRANSACTIONS WITH ANGI HOMESERVICES
IAC and ANGI Homeservices, in connection with the Combination, entered into the following agreements:

•
A Contribution Agreement under which the Company separated its HomeAdvisor business from its other businesses and caused the HomeAdvisor business to be transferred to ANGI Homeservices prior to the Combination. Under the Contribution Agreement, ANGI Homeservices agrees to indemnify IAC against any losses arising out of any breach by ANGI Homeservices of the Contribution Agreement;

•
An Investor Rights Agreement that provides IAC with (i) specified registration and other rights relating to shares of ANGI Homeservices' common stock owned by IAC; (ii) anti-dilution rights with respect to ANGI Homeservices' common stock; and (iii) specified board matters with respect to designation of ANGI Homeservices directors;

•
A Services Agreement, under which IAC has agreed to provide a range of services to ANGI Homeservices, including, among others, (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and wellness, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll processing services; (iii) investor relations services; (iv) tax compliance services; and (iv) such other services as to which IAC and ANGI Homeservices may agree.

•
A Tax Sharing Agreement, which governs the respective rights, responsibilities and obligations of IAC and ANGI Homeservices with respect to tax matters, including taxes attributable to ANGI Homeservices, entitlement to refunds,

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes; and

•
An Employee Matters Agreement, which governs the respective rights, responsibilities and obligations of IAC and ANGI Homeservices after the closing of the merger with respect to a range of compensation and benefit issues.

Additionally, on September 29, 2017, IAC issued two intercompany notes (collectively referred to as "Intercompany Notes") to ANGI Homeservices as follows: (i) a Payoff Intercompany Note, which provided the funds necessary to repay the outstanding balance under Angie's List's previously existing credit agreement, totaling approximately $61.5 million; and (ii) a Working Capital Intercompany Note, which provided ANGI Homeservices with $15 million for working capital purposes. The Intercompany Notes eliminate in the Company's accompanying consolidated balance sheet. These Intercompany Notes were repaid on November 1, 2017, with a portion of the proceeds from the Term Loan that were received on the same date. See "Note 14—Subsequent Events" for further information.
NOTE 13—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 4.875% and 4.75% Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.
Balance sheet at September 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$501,918	$—	$753,399	$—	$1,255,317
Accounts receivable, net	—	81,448	189,761	—	271,209
Other current assets	59,319	21,305	119,753	—	200,377
Intercompany receivables	—	754,376	1,280,777	(2,035,153)	—
Property and equipment, net	3,163	160,968	156,146	—	320,277
Goodwill	—	412,010	2,089,579	—	2,501,589
Intangible assets, net	—	75,627	584,476	—	660,103
Investment in subsidiaries	4,489,006	549,342	—	(5,038,348)	—
Other non-current assets	50,991	115,668	356,853	(191,429)	332,083
Total assets	$5,104,397	$2,170,744	$5,530,744	$(7,264,930)	$5,540,955

Accounts payable	$2,521	$23,806	$78,479	$—	$104,806
Other current liabilities	50,523	69,445	610,752	—	730,720
Long-term debt, net of current portion	395,269	—	1,253,998	—	1,649,267
Income taxes payable	11	3,270	30,009	—	33,290
Intercompany liabilities	2,035,153	—	—	(2,035,153)	—
Other long-term liabilities	191,999	18,741	53,877	(191,429)	73,188
Redeemable noncontrolling interests	—	—	40,981	—	40,981
IAC shareholders' equity	2,428,921	2,055,482	2,982,866	(5,038,348)	2,428,921
Noncontrolling interests	—	—	479,782	—	479,782
Total liabilities and shareholders' equity	$5,104,397	$2,170,744	$5,530,744	$(7,264,930)	$5,540,955

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$553,643	$—	$775,544	$—	$1,329,187
Marketable securities	89,342	—	—	—	89,342
Accounts receivable, net	—	77,335	142,803	—	220,138
Other current assets	71,152	36,154	96,762	—	204,068
Intercompany receivables	—	650,595	1,123,925	(1,774,520)	—
Property and equipment, net	4,350	159,304	142,594	—	306,248
Goodwill	—	412,010	1,512,042	—	1,924,052
Intangible assets, net	—	83,179	272,272	—	355,451
Investment in subsidiaries	3,659,570	523,814	—	(4,183,384)	—
Other non-current assets	52,228	115,150	165,482	(115,473)	217,387
Total assets	$4,430,285	$2,057,541	$4,231,424	$(6,073,377)	$4,645,873

Current portion of long-term debt	$20,000	$—	$—	$—	$20,000
Accounts payable	2,697	29,867	30,299	—	62,863
Other current liabilities	42,441	84,629	503,455	—	630,525
Long-term debt, net of current portion	405,991	—	1,176,493	—	1,582,484
Income taxes payable	—	3,470	30,274	(216)	33,528
Intercompany liabilities	1,774,520	—	—	(1,774,520)	—
Other long-term liabilities	315,414	20,952	51,867	(115,257)	272,976
Redeemable noncontrolling interests	—	—	32,827	—	32,827
IAC shareholders' equity	1,869,222	1,918,623	2,264,761	(4,183,384)	1,869,222
Noncontrolling interests	—	—	141,448	—	141,448
Total liabilities and shareholders' equity	$4,430,285	$2,057,541	$4,231,424	$(6,073,377)	$4,645,873

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$185,386	$643,175	$(127)	$828,434
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	—	41,741	124,676	(127)	166,290
Selling and marketing expense	312	84,416	268,181	(30)	352,879
General and administrative expense	32,060	15,676	187,814	30	235,580
Product development expense	593	13,145	56,907	—	70,645
Depreciation	406	3,822	13,035	—	17,263
Amortization of intangibles	—	350	4,016	—	4,366
Total operating costs and expenses	33,371	159,150	654,629	(127)	847,023
Operating (loss) income	(33,371)	26,236	(11,454)	—	(18,589)
Equity in earnings of unconsolidated affiliates	203,808	4,229	—	(208,037)	—
Interest expense	(5,483)	—	(19,553)	—	(25,036)
Other (expense) income, net	(8,157)	8,311	(10,370)	—	(10,216)
Earnings (loss) before income taxes	156,797	38,776	(41,377)	(208,037)	(53,841)
Income tax benefit (provision)	22,846	(11,710)	268,344	—	279,480
Net earnings	179,643	27,066	226,967	(208,037)	225,639
Net earnings attributable to noncontrolling interests	—	—	(45,996)	—	(45,996)
Net earnings attributable to IAC shareholders	$179,643	$27,066	$180,971	$(208,037)	$179,643
Comprehensive income attributable to IAC shareholders	$216,868	$26,789	$224,929	$(251,718)	$216,868

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$206,107	$558,154	$(159)	$764,102
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	219	63,730	115,226	(44)	179,131
Selling and marketing expense	546	87,051	205,620	(221)	292,996
General and administrative expense	22,375	20,243	81,745	106	124,469
Product development expense	1,009	16,453	32,242	—	49,704
Depreciation	422	6,051	11,478	—	17,951
Amortization of intangibles	—	6,100	8,167	—	14,267
Total operating costs and expenses	24,571	199,628	454,478	(159)	678,518
Operating (loss) income	(24,571)	6,479	103,676	—	85,584
Equity in earnings (losses) of unconsolidated affiliates	71,471	(22,707)	—	(48,764)	—
Interest expense	(6,362)	—	(20,756)	—	(27,118)
Other (expense) income, net	(6,334)	4,837	13,197	—	11,700
Earnings (loss) before income taxes	34,204	(11,391)	96,117	(48,764)	70,166
Income tax benefit (provision)	8,958	(4,263)	(22,521)	—	(17,826)
Net earnings (loss)	43,162	(15,654)	73,596	(48,764)	52,340
Net earnings attributable to noncontrolling interests	—	—	(9,178)	—	(9,178)
Net earnings (loss) attributable to IAC shareholders	$43,162	$(15,654)	$64,418	$(48,764)	$43,162
Comprehensive income (loss) attributable to IAC shareholders	$37,885	$(15,605)	$59,542	$(43,937)	$37,885

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$536,789	$1,820,373	$(508)	$2,356,654
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	159	104,581	346,975	(434)	451,281
Selling and marketing expense	1,250	258,634	763,640	(130)	1,023,394
General and administrative expense	93,974	46,777	388,590	56	529,397
Product development expense	2,098	42,324	136,413	—	180,835
Depreciation	1,290	15,799	38,401	—	55,490
Amortization of intangibles	—	10,102	12,049	—	22,151
Total operating costs and expenses	98,771	478,217	1,686,068	(508)	2,262,548
Operating (loss) income	(98,771)	58,572	134,305	—	94,106
Equity in earnings of unconsolidated affiliates	346,643	8,170	—	(354,813)	—
Interest expense	(16,960)	—	(57,596)	—	(74,556)
Other (expense) income, net	(20,783)	21,207	(8,124)	—	(7,700)
Earnings before income taxes	210,129	87,949	68,585	(354,813)	11,850
Income tax benefit (provision)	61,991	(22,651)	283,469	—	322,809
Net earnings	272,120	65,298	352,054	(354,813)	334,659
Net earnings attributable to noncontrolling interests	—	—	(62,539)	—	(62,539)
Net earnings attributable to IAC shareholders	$272,120	$65,298	$289,515	$(354,813)	$272,120
Comprehensive income attributable to IAC shareholders	$338,730	$67,276	$373,635	$(440,911)	$338,730

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$710,915	$1,618,178	$(373)	$2,328,720
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	811	201,326	341,346	(221)	543,262
Selling and marketing expense	2,306	323,681	646,777	(274)	972,490
General and administrative expense	66,208	65,491	272,475	122	404,296
Product development expense	4,127	55,334	102,906	—	162,367
Depreciation	1,274	17,144	32,903	—	51,321
Amortization of intangibles	—	35,183	29,879	—	65,062
Goodwill impairment	—	253,245	22,122	—	275,367
Total operating costs and expenses	74,726	951,404	1,448,408	(373)	2,474,165
Operating (loss) income	(74,726)	(240,489)	169,770	—	(145,445)
Equity in losses of unconsolidated affiliates	(44,988)	(29,893)	—	74,881	—
Interest expense	(20,776)	—	(61,846)	—	(82,622)
Other (expense) income, net	(35,306)	11,251	44,460	—	20,405
(Loss) earnings before income taxes	(175,796)	(259,131)	152,384	74,881	(207,662)
Income tax benefit (provision)	32,465	81,742	(36,813)	—	77,394
Net (loss) earnings	(143,331)	(177,389)	115,571	74,881	(130,268)
Net earnings attributable to noncontrolling interests	—	—	(13,063)	—	(13,063)
Net (loss) earnings attributable to IAC shareholders	$(143,331)	$(177,389)	$102,508	$74,881	$(143,331)
Comprehensive (loss) income attributable to IAC shareholders	$(135,043)	$(157,069)	$108,007	$49,062	$(135,043)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(35,286)	$76,616	$256,267	$—	$297,597
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,200)	(66,913)	—	(69,113)
Capital expenditures	(337)	(17,263)	(38,919)	—	(56,519)
Proceeds from maturities and sales of marketable debt securities	114,350	—	—	—	114,350
Purchases of marketable debt securities	(24,909)	—	—	—	(24,909)
Purchases of investments	—	—	(9,105)	—	(9,105)
Net proceeds from the sale of businesses and investments	911	—	124,309	—	125,220
Intercompany	(108,258)	—	—	108,258	—
Other, net	—	307	1,012	—	1,319
Net cash (used in) provided by investing activities	(18,243)	(19,156)	10,384	108,258	81,243
Cash flows from financing activities:
Purchase of IAC treasury stock	(56,424)	—	—	—	(56,424)
Proceeds from Match Group Term Loan	—	—	75,000	—	75,000
Debt issuance costs	—	—	(2,637)	—	(2,637)
Repurchases of IAC Senior Notes	(31,590)	—	—	—	(31,590)
Proceeds from the exercise of IAC stock options	69,065	—	—	—	69,065
Withholding taxes paid on behalf of IAC net settled stock-based awards	(57,180)	—	—	—	(57,180)
Proceeds from the exercise of Match Group stock options	—	—	57,705	—	57,705
Cash payments to purchase fully vested equity awards and pay withholding taxes on behalf of Match Group employees on net settled stock-based awards	—	—	(501,437)	—	(501,437)
Purchase of noncontrolling interests	—	—	(13,011)	—	(13,011)
Acquisition-related contingent consideration payments	—	—	(27,289)	—	(27,289)
Funds returned from escrow for MyHammer tender offer	—	—	10,604	—	10,604
Decrease in restricted cash related to bond redemptions	20,141	—		—	20,141
Intercompany	57,460	(57,460)	108,258	(108,258)	—
Other, net	251	—	(5,253)	—	(5,002)
Net cash provided by (used in) financing activities	1,723	(57,460)	(298,060)	(108,258)	(462,055)
Total cash used	(51,806)	—	(31,409)	—	(83,215)
Effect of exchange rate changes on cash and cash equivalents	81	—	9,264	—	9,345
Net decrease in cash and cash equivalents	(51,725)	—	(22,145)	—	(73,870)
Cash and cash equivalents at beginning of period	553,643	—	775,544	—	1,329,187
Cash and cash equivalents at end of period	$501,918	$—	$753,399	$—	$1,255,317

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(60,394)	$66,421	$188,232	$—	$194,259
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(2,524)	—	(2,524)
Capital expenditures	(343)	(4,747)	(57,649)	—	(62,739)
Investments in time deposits	—	—	(87,500)	—	(87,500)
Proceeds from maturities of time deposits	—	—	87,500	—	87,500
Proceeds from maturities and sales of marketable debt securities	79,210	—	—	—	79,210
Purchases of marketable debt securities	(229,246)	—	—	—	(229,246)
Purchases of investments	—	—	(7,211)	—	(7,211)
Net proceeds from the sale of businesses and investments	15,401	1,779	93,356	—	110,536
Intercompany	(58,998)	—	—	58,998	—
Other, net	—	158	5,404	—	5,562
Net cash (used in) provided by investing activities	(193,976)	(2,810)	31,376	58,998	(106,412)
Cash flows from financing activities:
Purchase of IAC treasury stock	(247,256)	—	—	—	(247,256)
Proceeds from Match Group 6.375% Senior Notes offering	—	—	400,000	—	400,000
Principal payment on Match Group Term Loan	—	—	(410,000)	—	(410,000)
Debt issuance costs	—	—	(5,048)	—	(5,048)
Repurchases of IAC Senior Notes	(126,271)	—	—	—	(126,271)
Proceeds from the exercise of IAC stock options	19,536	—	—	—	19,536
Withholding taxes paid on behalf of IAC net settled stock-based awards	(26,684)	—	—	—	(26,684)
Proceeds from the exercise of Match Group stock options	—	—	30,246	—	30,246
Withholding taxes paid on behalf of Match Group net settled stock-based awards	—	—	(29,779)	—	(29,779)
Purchase of noncontrolling interests	(1,400)	—	(1,129)	—	(2,529)
Acquisition-related contingent consideration payments	—	(351)	(1,829)	—	(2,180)
Decrease in restricted cash related to bond redemptions	20,000	—	—	—	20,000
Intercompany	63,261	(63,260)	58,997	(58,998)	—
Other, net	—	—	(766)	—	(766)
Net cash (used in) provided by financing activities	(298,814)	(63,611)	40,692	(58,998)	(380,731)
Total cash (used) provided	(553,184)	—	260,300	—	(292,884)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,221	—	1,221
Net (decrease) increase in cash and cash equivalents	(553,184)	—	261,521	—	(291,663)
Cash and cash equivalents at beginning of period	1,074,658	—	406,789	—	1,481,447
Cash and cash equivalents at end of period	$521,474	$—	$668,310	$—	$1,189,784

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14—SUBSEQUENT EVENTS
On October 2, 2017, IAC FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, completed a private offering of $517.5 million aggregate principal amount of its 0.875% Exchangeable Senior Notes due October 1, 2022 (the “0.875% Exchangeable Senior Notes”), with interest payable each April 1 and October 1, commencing on April 1, 2018. The 0.875% Exchangeable Senior Notes are guaranteed by the Company.
The net proceeds from the sale of the 0.875% Exchangeable Senior Notes were approximately $500.5 million, after deducting fees and expenses. The net proceeds from the offering were used to:

•	pay the net premium of approximately $50.7 million on the exchangeable note hedge and warrant transactions; and

•
loaned to IAC, which repaid the outstanding balance of the 4.875% Senior Notes of $361.9 million, plus accrued interest of $8.8 million. The 4.875% Senior Notes were called for redemption on October 2, 2017 and will be redeemed and canceled on November 30, 2017. In connection with the call for redemption, the Company satisfied and discharged that certain Indenture, dated as of November 15, 2013, by and among the Company, as issuer, the guarantors named therein and Computershare Trust Company, N.A., as trustee, relating to the 4.875% Senior Notes.

The exchange rate for the 0.875% Exchangeable Senior Notes is initially 6.5713 shares of the Company's common stock per $1,000 principal amount of the notes, which is equivalent to an initial exchange price of $152.18 per share of the Company's common stock. In connection with this debt offering, the Company purchased call options at $152.18 per share, covering the entire 3.4 million shares that would be issuable upon the conversion of the notes, and sold warrants for 3.4 million shares at $229.70 per share. The exchangeable note hedge transactions are expected to reduce the potential dilutive effect of the Company's common stock upon any exchange of notes and/or offset any cash payment IAC FinanceCo, Inc. is required to make in excess of the principal amount of the exchanged notes. The warrants could separately have a dilutive effect on the Company's common stock to the extent that the market price per share of the Company common stock (as measured over the measurement period at the maturity of the warrants) exceeds the applicable strike price of the warrants.
On October 2, 2017, IAC Group, LLC, a wholly-owned subsidiary of the Company, entered into a joinder agreement by and among IAC Group, the Company, and each of the other loan parties party to the IAC Credit Facility. Pursuant to the joinder agreement, IAC Group became the successor borrower under the IAC Credit Facility and IAC's obligations under the credit agreement were terminated.
On October 23, 2017, the Company, through Match Group, sold its largest cost method investment, Zhenai Inc., a leading provider of online dating and matchmaking services in China. The net proceeds from the sale were $60.2 million.
On November 1, 2017, ANGI Homeservices entered into a credit agreement which provides for a five-year term loan A facility of $275 million ("ANGI Homeservices Term Loan"). The ANGI Homeservices Term Loan is guaranteed by ANGI Homeservices' wholly-owned material domestic subsidiaries and is secured by substantially all assets of ANGI Homeservices and the guarantors, subject to certain exceptions. The ANGI Homeservices Term Loan currently bears interest at LIBOR plus 200 basis points, which is subject to change based on the borrower's consolidated net leverage ratio. Interest payments are due at least quarterly through the term of the loan. The ANGI Homeservices Term Loan also requires quarterly amortization payments of 1.25% of the original principal amount thereof in the first three years, 2.5% in the fourth year and 3.75% thereafter. A portion of the proceeds of the loan were used to repay the Intercompany Notes and the remaining proceeds will be used for general corporate purposes. See "Note 12—Related Party Transactions with ANGI Homeservices" for further information on the Intercompany Notes outstanding between ANGI Homeservices and the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments:

•	Match Group - is the world's leading provider of dating products, operating a portfolio of over 45 brands, including Match, Tinder, PlentyOfFish and OkCupid.

•
ANGI Homeservices - is creating the world's largest digital marketplace for home services, connecting millions of homeowners across the globe with home service professionals, and operates 10 brands, including HomeAdvisor and Angie's List.

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

ANGI Homeservices

•
Marketplace (formerly HomeAdvisor Domestic) Revenue - reflects revenue from the domestic HomeAdvisor branded marketplace service. It excludes other North America operating subsidiaries within the segment.

•	Marketplace (formerly HomeAdvisor Domestic) Service Requests - are fully completed and submitted domestic customer service requests on HomeAdvisor.

•
Marketplace (formerly HomeAdvisor Domestic) Paying Service Professionals (or "Marketplace Paying SPs") - are the number of HomeAdvisor domestic service professionals that had an active membership and/or paid for consumer matches in the last month of the period.

Video

•	Vimeo ending subscribers - are the number of subscribers to Vimeo with a Plus, Pro or Business subscription at the end of the period.
Operating costs and expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features and (ii) payments made to partners who distribute our Partnerships customized browser-based applications and who integrate our paid listings into their websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes production costs related to media produced by Electus and other businesses within our Video segment, customer service functions within the Match Group segment, expenses associated with the operation of the Company's data centers, consisting of compensation (including stock-based compensation expense) and other employee-related costs, hosting fees, credit card processing fees, content acquisition costs and rent. Cost of revenue in 2016 includes ShoeBuy's cost of products sold, including shipping and handling costs, and The Princeton Review's cost for teachers and tutors.

•
Selling and marketing expense - consists primarily of advertising expenditures and compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing and sales support. Advertising expenditures include online marketing, including fees paid to search engines, social media sites and third parties that distribute our Consumer downloadable desktop applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the Match Group brands.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for Match Group which includes customer service costs within cost of revenue), fees for professional services, facilities costs, bad debt expense and acquisition-related contingent consideration fair value adjustments (described below).

•
Product development expense - consists primarily of compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in the design, development, testing and enhancement of product offerings and related technology that are not capitalized.

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

Long-term debt:

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which commenced June 15, 2013, a portion of which were exchanged for the Match Group 6.75% Senior Notes (described below) on November 16, 2015.

•
4.875% Senior Notes - IAC's 4.875% Senior Notes due November 30, 2018, with interest payable each May 30 and November 30, which commenced May 30, 2014. On October 2, 2017, the outstanding balance of $361.9 million was discharged and called for redemption. See "Note 14—Subsequent Events" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements" for further information.

•	Match Exchange Offer - Match Group exchanged $445 million of Match Group 6.75% Senior Notes for a substantially like amount of 4.75% Senior Notes on November 16, 2015.

•
Match Group 6.75% Senior Notes - Match Group's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, which commenced on June 15, 2016, and which were issued in exchange for 4.75% Senior Notes on November 16, 2015.

•
Match Group Term Loan - a seven-year term loan entered into by Match Group on November 16, 2015 in the original amount of $800 million. On March 31, 2016, a $10 million principal payment was made. On June 1, 2016, Match Group issued $400 million of 6.375% Senior Notes (described below) and used the proceeds to prepay a portion of the Match Group Term Loan. On December 8, 2016, a $40 million principal payment was made. On August 14, 2017, the Match Group Term Loan was increased by $75 million and the outstanding balance was repriced at LIBOR plus 2.50%, and the LIBOR floor was reduced to 0.00%. The outstanding balance of the Match Group Term Loan as of September 30, 2017 is $425 million. The interest rate on the Match Group Term Loan at September 30, 2017 is 3.81%.

•
Match Group 6.375% Senior Notes - Match Group's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1, which commenced on December 1, 2016, and which were issued on June 1, 2016.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a Non-GAAP financial measure. See "IAC's Principles of Financial Reporting" for the definition of Adjusted EBITDA.

Management Overview
IAC is a leading media and Internet company comprised of widely known consumer brands such as Vimeo, Dotdash (formerly About.com), Dictionary.com, The Daily Beast and Investopedia, along with ANGI Homeservices Inc., which operates HomeAdvisor and Angie's List, and Match Group's online dating portfolio, which includes Match, Tinder, PlentyOfFish and OkCupid.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
A meaningful portion of the revenue from our Applications and Publishing segments is derived from online advertising, most of which is attributable to our services agreement with Google Inc. ("Google"). The Company's services agreement became effective on April 1, 2016, following the expiration of the previous services agreement. The services agreement expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that we comply with certain guidelines promulgated by Google, and Google may generally unilaterally update its policies and guidelines without advance notice. Any such updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three and nine months ended September 30, 2017, revenue earned from Google was $176.8 million and $539.2 million, respectively. For the three and nine months ended September 30, 2016, revenue earned from Google was $172.0 million and $638.2 million, respectively. Given the new services agreement with Google has been in place for a full year as of April 1, 2017, the Company experienced year-over-year consolidated growth in revenue earned from Google for the three months ended September 30, 2017. The decline in Google revenue in the first nine months of 2017 compared to the first nine months of 2016 was due primarily to the effects of the new contract. For the three and nine months ended September 30, 2017, revenue from Google represents 21% and 23%, respectively, of the Company's consolidated revenue. For the three and nine months ended September 30, 2016, revenue from Google represents 23% and 27%, respectively, of the Company's consolidated revenue. For the three and nine months ended September 30, 2017, revenue earned from Google represents 82% and 83% of Applications revenue and 72% and 71% of Publishing revenue. For the three and nine months ended September 30, 2016, revenue earned from Google represents 85% and 87% of Applications revenue and 66% and 76% of Publishing revenue, respectively.

2017 Developments
During the nine months ended September 30, 2017, the Company repurchased 0.7 million shares of common stock at an average price of $69.73 per share, or $50.1 million in aggregate.
During the nine months ended September 30, 2017, the Company redeemed and repurchased $28.3 million of its 4.875% Senior Notes and repurchased $3.3 million of its 4.75% Senior Notes.
On October 23, 2017, the Company, through Match Group, sold its largest cost method investment, Zhenai Inc., a leading provider of online dating and matchmaking services in China. The net proceeds from the sale were $60.2 million.
On October 18, 2017, Vimeo acquired Livestream, a leading live video solution that powers millions of events a year.
On October 2, 2017, a finance subsidiary of the Company issued $517.5 million aggregate principal amount of 0.875% Exchangeable Senior Notes due October 1, 2022, which notes are guaranteed by the Company. The proceeds from these notes were, in part, loaned to IAC, which repaid the outstanding balance of its 4.875% Senior Notes of $361.9 million. See "Note 14—Subsequent Events" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements" for further information.
On September 29, 2017, the Company completed its previously announced combination of the businesses in the Company's HomeAdvisor segment and Angie's List, Inc. ("Angie's List") under a new publicly traded company called ANGI Homeservices (the "Combination"). At September 30, 2017, IAC owned 87.1% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices. See "Note 3—Business Combination" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements" for additional information related to the Combination. In connection with the Combination, the Company changed the name of its HomeAdvisor segment to ANGI Homeservices and year-over-year comparisons for financial results for this segment are to the historical results of the HomeAdvisor segment (adjusted to reflect corporate allocations from IAC). During the three and nine months ended September 30, 2017, the Company incurred $26.0 million and $29.7 million, respectively, in costs related to this transaction (including severance, retention, transaction and integration related costs). The Company expects the aggregate amount of transaction-related expenses during 2017 and 2018 (including those previously recognized) to be less than $75 million. The Company also incurred $96.9 million in stock-based compensation expense during the third quarter of 2017 related to the modification of previously issued HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination. On November 1, 2017, ANGI Homeservices entered into a credit agreement which provides for a five-year term loan A facility of $275 million. See "Note 14—Subsequent Events" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements" for further information.
On August 14, 2017, the Match Group Term Loan was increased by $75 million. In addition, the outstanding balance of $425 million was repriced at LIBOR plus 2.50%, and the LIBOR floor was reduced to 0.00%. Previously, the interest charged on the Match Group Term Loan was LIBOR plus 3.25%, with a LIBOR floor of 0.75%.
In July 2017, Match Group elected to convert all outstanding equity awards of its wholly-owned subsidiary Tinder, which awards were primarily held by current and former Tinder employees, to stock options of Match Group (the "Tinder Equity Plan Settlement"). Subsequently, during the third quarter of 2017, Match Group made cash payments of approximately $500 million to cover both withholding taxes paid on behalf of exercising employees whose awards were net settled and the purchase of certain fully vested awards.
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
Third Quarter and Year to Date September 2017 Consolidated Results

For the three months ended September 30, 2017, the Company's revenue increased $64.3 million, or 8%. Despite the revenue increase, operating income decreased to a loss of $18.6 million from income of $85.6 million in the prior year and Adjusted EBITDA decreased $1.4 million, or 1%. Revenue increased due primarily to strong growth of $55.9 million from Match Group, $48.2 million from ANGI Homeservices and $18.4 million from Video, partially offset by a decline of $65.5 million from Other due to the sales of ShoeBuy and The Princeton Review on December 30, 2016 and March 31, 2017, respectively. The operating loss was due primarily to an increase of $110.8 million in stock-based compensation expense and the decrease of $1.4 million in Adjusted EBITDA described below, partially offset by a decrease of $9.9 million in amortization of intangibles. The decrease in Adjusted EBITDA is primarily driven by decreases of $17.6 million from ANGI Homeservices due primarily to costs of $26.0 million (including severance, retention, transaction and integration related costs) related to the Combination, $3.5 million from Applications and increased losses of $3.4 million from Corporate, partially offset by a profit from Publishing of $7.1 million in 2017 compared to a loss of $6.2 million in 2016 and growth of $12.5 million from Match Group.
For the nine months ended September 30, 2017, the Company's revenue increased $27.9 million, or 1%, operating income increased $239.6 million from a loss of $145.4 million in the prior year and Adjusted EBITDA grew $47.1 million, or 14%. Revenue increased due primarily to strong growth of $138.0 million from ANGI Homeservices, $128.5 million from Match Group and $21.7 million from Video, partially offset by a decline of $172.3 million from Other due to the sales of ShoeBuy, The Princeton Review and PriceRunner on December 30, 2016, March 31, 2017 and March 18, 2016, respectively, and a significant decline of $81.2 million from Publishing primarily due to the effects of the new Google contract. The operating income increase was due primarily to the inclusion in 2016 of a $275.4 million goodwill impairment charge at Publishing, an increase of $47.1 million in Adjusted EBITDA described below and a decrease of $42.9 million in amortization of intangibles, partially offset by an increase of $124.8 million in stock-based compensation expense. The goodwill impairment charge at Publishing in 2016 was driven by the impact from the Google contract, traffic trends and monetization challenges. The Adjusted EBTIDA increase was due primarily to growth of $39.9 million from Match Group, a profit from Publishing of $11.0 million in 2017 compared to a loss of $6.6 million in 2016 and growth of $11.8 million from Applications, partially offset by increased losses of $12.3 million from ANGI Homeservices due primarily to costs of $29.7 million (including severance, retention, transaction and integration related costs) related to the Combination, and $8.9 million from Corporate.
Results of Operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	$ Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$343,418	$55,888	19%	$287,530	$951,754	$128,514	16%	$823,240
ANGI Homeservices	181,717	48,157	36%	133,560	513,173	137,951	37%	375,222
Video	78,338	18,383	31%	59,955	184,097	21,736	13%	162,361
Applications	136,333	(6,449)	(5)%	142,782	439,199	(6,536)	(1)%	445,735
Publishing	88,755	13,853	18%	74,902	244,959	(81,236)	(25)%	326,195
Other *	—	(65,515)	NM	65,515	23,980	(172,343)	(88)%	196,323
Inter-segment eliminations	(127)	15	11%	(142)	(508)	(152)	(42)%	(356)
Total	$828,434	$64,332	8%	$764,102	$2,356,654	$27,934	1%	$2,328,720
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
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Match Group revenue increased 19% driven by International Direct Revenue growth of $39.9 million, or 39%, and North America Direct Revenue growth of $16.4 million, or 10%. Both International and North America Direct Revenue were driven by higher Average PMC, up 33% and 9%, respectively, due primarily to continued growth in paying members at Tinder. Total ARPPU increased 1%.
ANGI Homeservices revenue increased 36% driven by strong growth of $40.1 million, or 34%, at the Marketplace (formerly HomeAdvisor Domestic) business and 75% at the European business. Marketplace Revenue growth was driven by a 36% increase in Marketplace Service Requests to 5.0 million and a 25% increase in Marketplace Paying SPs to 172,000. Revenue growth at the European business was driven by the acquisitions of controlling interests in MyHammer Holding AG on November 3, 2016 and MyBuilder on March 24, 2017, as well as by organic growth across other regions. Revenue for the quarter includes $0.7 million from Angie's List.
Video revenue increased 31% driven by the sale of The Meyerowitz Stories (New and Selected) at IAC Films and strong growth at Vimeo, which had ending subscribers of 847,000, an increase of 14% year-over-year, partially offset by a decline at Electus.
Applications revenue decreased 5% due to a decrease of $7.5 million, or 23%, in Partnerships, partially offset by an increase of $1.0 million, or 1%, in Consumer. Partnerships revenue decreased due primarily to the loss of certain partners. The growth in Consumer was driven primarily by growth of 26% at Apalon, driven by higher advertising and subscription revenue, and solid growth at SlimWare, driven by higher subscription revenue, partially offset by a decline at the Consumer desktop applications business, due to lower revenue per query.
Publishing revenue increased 18% due to $9.6 million, or 20%, higher Ask & Other revenue and $4.3 million, or 16%, higher Premium Brands revenue. Ask & Other revenue increased due to higher paid traffic as the business has now fully anniversaried the renewal of the Google contract, which became effective April 1, 2016. Premium Brands revenue increased due primarily to 20% growth at both Dotdash and Investopedia, as well as growth at The Daily Beast and Dictionary.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Match Group revenue increased 16% driven by International Direct Revenue growth of $91.7 million, or 33%, and North America Direct Revenue growth of $39.4 million, or 8%. Both International and North America Direct Revenue growth were driven by higher Average PMC, up 32% and 7%, respectively, due primarily to the factor described above in the three-month discussion. Total ARPPU decreased 1%.
ANGI Homeservices revenue increased 37% driven by strong growth of $118.5 million, or 37%, at the Marketplace business and 58% at the European business. Marketplace Revenue growth was driven by a 37% increase in Marketplace Service Requests to 13.9 million and a 25% increase in Marketplace Paying SPs to 172,000. The revenue increase in the European business was due primarily to the factors described above in the three-month discussion.
Video revenue increased 13% driven by the sale of The Meyerowitz Stories (New and Selected) at IAC Films and strong growth at Vimeo, due to an increase in ending subscribers, partially offset by a decline at Electus.
Applications revenue decreased 1% due to a decrease of $28.6 million, or 27%, in Partnerships, partially offset by an increase of $22.1 million, or 7%, in Consumer. The decline in Partnerships was due primarily to the factor described above in the three-month discussion. The growth in Consumer was driven primarily by growth of 62% at Apalon and solid growth at SlimWare due to the factors described above in the three-month discussion.
Publishing revenue decreased 25% due to $85.2 million, or 35%, lower Ask & Other revenue. Ask & Other revenue decreased due to declines in paid traffic primarily as a result of the new Google contract.
Cost of revenue
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$166,290	$(12,841)	(7)%	$179,131
As a percentage of revenue	20%			23%
Cost of revenue in 2017 decreased from 2016 due to decreases of $39.7 million from Other and $5.0 million from Applications, partially offset by increases of $21.3 million from Match Group and $12.5 million from Video.

•	The Other decrease was due to the sales of ShoeBuy in December 2016 and The Princeton Review in March 2017.

•
The Applications decrease was due primarily to a reduction of $4.0 million in traffic acquisition costs driven by a decline in revenue at Partnerships and a decrease of $1.1 million in compensation due, in part, to lower headcount as a result of reductions in workforce in 2016.

•	The Match Group increase was due primarily to increases, primarily at Tinder, of $20.4 million in in-app purchase fees and $1.4 million in hosting fees.

•	The Video increase was due primarily to an increase in production costs at IAC Films related to the sale of The Meyerowitz Stories (New and Selected) in the current year period.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$451,281	$(91,981)	(17)%	$543,262
As a percentage of revenue	19%			23%
Cost of revenue in 2017 decreased from 2016 due to decreases of $111.0 million from Other, $32.6 million from Publishing and $15.4 million from Applications, partially offset by increases of $52.0 million from Match Group and $13.0 million from Video.

•	The Other decrease was due primarily to the factors described above in the three-month discussion.

•
The Publishing decrease was due primarily to reductions of $22.5 million in traffic acquisition costs driven by a decline in revenue at certain legacy businesses, $6.0 million in content costs due primarily to Dotdash (formerly About.com) due, in part, to its vertical brand strategy, which launched in the third quarter of 2016 and $2.1 million in rent expense due to vacating a data center in the fourth quarter of 2016.

•
The Applications decrease was due primarily to a reduction of $10.5 million in traffic acquisition costs and a decrease of $2.8 million in compensation related to the factors described above in the three-month discussion.

•	The Match Group increase was due primarily to increases, primarily at Tinder, of $48.1 million in in-app purchase fees and $3.7 million in hosting fees.

•	The Video increase was due primarily to an increase in production costs at IAC Films related to the factor described above in the three-month discussion.
Selling and marketing expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$352,879	$59,883	20%	$292,996
As a percentage of revenue	43%			38%
Selling and marketing expense in 2017 increased from 2016 due to increases of $50.6 million from ANGI Homeservices, $7.0 million from Match Group, $5.5 million from Publishing and $2.7 million from Video, partially offset by a decrease of $6.8 million from Other.

•
The ANGI Homeservices increase was due primarily to an increase of $30.4 million in compensation and higher online and offline marketing of $22.1 million. Compensation increased due primarily to an increase of $19.5 million in stock-based compensation expense, an increase in sales force headcount at the HomeAdvisor domestic business and the inclusion of $4.1 million in severance and retention costs related to the Combination. The increase in stock-based compensation expense was due to modification of previously issued HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination.

•
The Match Group increase was due primarily to an increase in compensation of $3.7 million primarily related to the employer portion of payroll taxes paid for the exercise of Match Group options, an increase in strategic marketing investments in certain international markets at the Tinder business and increased marketing related to the launch of a new brand in Europe, partially offset by a reduction in marketing spend at Match Group's affinity brands. As a percentage of revenue, selling and marketing expense decreased due primarily to a continued shift towards brands with lower marketing spend and continued reduction in marketing spend at the affinity brands.

•
The Publishing increase was due primarily to an increase of $7.1 million in online marketing, partially offset by a decrease of $1.2 million in compensation due, in part, to reductions in workforce that occurred in 2016.

•	The Video increase was due primarily to increases of $2.6 million in online and offline marketing and $0.5 million in compensation at Vimeo.

•	The Other decrease was due to the sales of The Princeton Review in March 2017 and ShoeBuy in December 2016.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$1,023,394	$50,904	5%	$972,490
As a percentage of revenue	43%			42%
Selling and marketing expense in 2017 increased from 2016 due to increases of $103.3 million from ANGI Homeservices, $8.6 million from Match Group and $4.0 million from Video, partially offset by decreases of $50.5 million from Publishing and $14.2 million from Other.

•
The ANGI Homeservices increase was due primarily to higher online and offline marketing of $62.5 million and an increase of $41.4 million in compensation. Compensation increased due primarily to an increase of $19.8 million in stock-based compensation expense, an increase in sales force at the HomeAdvisor domestic business and the inclusion of $4.1 million in severance and retention costs related to the Combination. The increase in stock-based compensation expense is due primarily to the factors described above in the three-month discussion.

•
The Match Group increase was due primarily to an increase in compensation of $6.9 million related to the employer portion of payroll taxes paid for the exercise of Match Group options and an increase in headcount from business growth. Selling and marketing expense also increased due to the factors described above in the three-month discussion.

•
The Video increase was due primarily to increases of $6.4 million in online and offline marketing and $1.4 million in compensation at Vimeo, partially offset by a decrease of $3.8 million in offline marketing at The Daily Burn.

•
The Publishing decrease was due primarily to a reduction of $40.3 million in online marketing, mostly resulting from changes in the new Google contract, which became effective April 1, 2016, and other Google policy and algorithm updates, and a decrease of $7.6 million in compensation due, in part, to reductions in workforce that occurred in 2016 including $2.7 million in restructuring costs in the prior year.

•	The Other decrease was due to the factors described above in the three-month discussion.
General and administrative expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$235,580	$111,111	89%	$124,469
As a percentage of revenue	28%			16%
General and administrative expense in 2017 increased from 2016 due to increases of $99.7 million from ANGI Homeservices, $19.9 million from Match Group and $6.6 million from Corporate, partially offset by a decrease of $15.1 million from Other.

•
The ANGI Homeservices increase was due primarily to an increase in compensation of $78.8 million due principally to an increase of $69.8 million in stock-based compensation expense and the inclusion of $7.7 million in severance and retention costs related to the Combination. The increase in stock-based compensation expense was due to the modification of previously issued HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination. General and administrative expense also includes transaction related costs of $9.5 million and integration related costs of $3.9 million in the current year period related to the Angie's List transaction, an increase of $2.3 million in bad debt expense due, in part, to higher revenue at the HomeAdvisor domestic business and $2.8 million from acquisitions that were made prior to the Combination.

•
The Corporate increase was due primarily to higher compensation costs in 2017, including an increase in stock-based compensation expense due primarily to the issuance of new equity awards since 2016 and higher consulting fees.

•
The Match Group increase was due primarily to an increase of $12.0 million in compensation, a change of $5.2 million in acquisition-related contingent consideration fair value adjustments (expense of $0.1 million in 2017 versus income of $5.1 million in 2016) and an increase of $2.5 million in professional fees. The increase in compensation was due primarily to the employer portion of payroll taxes paid for the exercise of Match Group options, increased headcount and an increase of $5.2 million in stock-based compensation expense due primarily to an increase in expense related to a subsidiary denominated equity award held by a non-employee, which award was settled during the third quarter of 2017. The increase in the acquisition-related contingent consideration fair value adjustments was due primarily to the final measurement and settlement of one arrangement in the current year period.

•	The Other decrease was due primarily to the sales of The Princeton Review in March 2017 and ShoeBuy in December 2016.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$529,397	$125,101	31%	$404,296
As a percentage of revenue	22%			17%
General and administrative expense in 2017 increased from 2016 due to increases of $139.0 million from ANGI Homeservices, $33.3 million from Match Group and $11.7 million from Corporate, partially offset by decreases of $42.2 million from Other, $10.3 million from Applications and $9.6 million from Publishing.

•
The ANGI Homeservices increase was due primarily to an increase of $95.6 million in compensation, $17.6 million in costs related to the Angie's List transaction including transaction related costs of $13.1 million and integration related costs of $4.0 million, $7.8 million from acquisitions that were made prior to the Combination and an increase of $7.8 million in bad debt expense. These increases are due primarily to the factors described above in the three-month discussion. General and administrative expense also increased as a result of an increase of $3.3 million in outsourced customer service expense.

•	The Corporate increase was due primarily to the factors described above in three-month discussion.

•
The Match Group increase was due primarily to an increase of $18.7 million in compensation, an increase in expense of $7.1 million in acquisition-related contingent consideration fair value adjustments (expense of $4.4 million in 2017 versus income of $2.7 million in 2016) and an increase of $5.2 million in professional fees. The increase in compensation was due to an increase of $9.5 million in stock-based compensation expense primarily to the factors described above in the three-month discussion as well as an increase in expense related to new grants issued since the prior year, the employer portion of payroll taxes paid for the exercise of Match Group options and an increase in headcount from business growth. The increase in professional fees was due primarily to the Tinder Equity Plan Settlement (See "Financial Position, Liquidity and Capital Resources" for additional information on this settlement).

•	The Other decrease was due to the factors described above in the three-month discussion.

•
The Applications decrease was due primarily to the inclusion in 2016 of $11.0 million in expense related to an acquisition-related contingent consideration fair value adjustment and a $2.9 million favorable legal settlement in 2017.

•
The Publishing decrease was due primarily to reductions in workforce in 2016 including $2.5 million in restructuring costs included in 2016 as well as, the sale of ASKfm on June 30, 2016 and a decrease of $1.7 million in professional fees at Ask.com.

Product development expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$70,645	$20,941	42%	$49,704
As a percentage of revenue	9%			7%
Product development expense in 2017 increased from 2016 due to increases of $14.6 million from ANGI Homeservices and $9.7 million from Match Group, partially offset a decrease of $1.4 million from Other.

•
The ANGI Homeservices increase was due primarily to an increase in stock-based compensation expense of $12.2 million due to the modification of previously issued HomeAdvisor vested equity awards in connection with the Combination.

•
The Match Group increase was due primarily to an increase of $9.1 million in compensation due primarily to an increase in headcount and the employer portion of payroll taxes paid for the exercise of Match Group options, as well as an increase of $3.7 million in stock-based compensation expense due primarily to new grants issued since the prior year.

•	The Other decrease was due primarily to the sale of The Princeton Review in March 2017.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$180,835	$18,468	11%	$162,367
As a percentage of revenue	8%			7%
Product development expense in 2017 increased from 2016 due to increases of $17.4 million from ANGI Homeservices and $14.7 million from Match Group, partially offset by decreases of $6.2 million from Publishing, $3.9 million from Applications and $3.3 million from Other.

•	The ANGI Homeservices and Match Group increases were due primarily to the factors described above in the three-month discussion.

•
The Publishing decrease was due primarily to lower compensation and other employee-related costs of $5.5 million due, in part, to reductions in workforce in 2016 including $0.9 million in restructuring costs in the prior year.

•	The Applications decrease was due primarily to a decrease of $3.3 million in compensation due, in part, to a decrease in headcount related to reductions in workforce in 2016.

•	The Other decrease was primarily due to the factor described above in the three-month discussion.
Depreciation
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$17,263	$(688)	(4)%	$17,951
As a percentage of revenue	2%			2%
Depreciation in 2017 decreased from 2016 due primarily to the sales of The Princeton Review in March 2017 and ShoeBuy in December 2016 and certain fixed assets becoming fully depreciated, partially offset by the incremental depreciation at ANGI Homeservices and Match Group related to continued corporate growth.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$55,490	$4,169	8%	$51,321
As a percentage of revenue	2%			2%

Depreciation in 2017 increased from 2016 due primarily to the incremental depreciation at ANGI Homeservices and Match Group related to continued corporate growth and a reduction in the estimated residual value of certain corporate assets, partially offset by the sales of ShoeBuy in December 2016 and The Princeton Review in March 2017.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	$ Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$91,008	$70	—%	$90,938	$232,854	$30,230	15%	$202,624
ANGI Homeservices	(112,505)	(122,653)	NM	10,148	(115,258)	(134,405)	NM	19,147
Video	(1,809)	854	32%	(2,663)	(25,227)	(40)	—%	(25,187)
Applications	29,386	146	1%	29,240	101,288	25,449	34%	75,839
Publishing	5,677	20,239	NM	(14,562)	(2,968)	321,752	99%	(324,720)
Other	—	695	NM	(695)	(5,621)	5,692	50%	(11,313)
Corporate	(30,346)	(3,524)	(13)%	(26,822)	(90,962)	(9,127)	(11)%	(81,835)
Total	$(18,589)	$(104,173)	NM	$85,584	$94,106	$239,551	NM	$(145,445)

As a percentage of revenue	(2)%			11%	4%			(6)%
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016
Operating income decreased to a loss in 2017 from income in 2016 due primarily to an increase of $110.8 million in stock-based compensation expense, a change of $2.5 million in acquisition-related contingent consideration fair value adjustments and a decrease of $1.4 million in Adjusted EBITDA described below, partially offset by a decrease of $9.9 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to modification and acceleration charges of $96.9 million related to the Angie's List transaction described above, an increase in expense related to a subsidiary denominated equity award held by a non-employee, which award was settled during the third quarter of 2017, and the issuance of new equity awards since 2016. The decrease in amortization of intangibles was due primarily to lower expense in 2017 related to a Publishing trade name and certain intangible assets from the PlentyOfFish acquisition that are now fully amortized, partially offset by expense in 2017 related to ANGI Homeservices acquisitions.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Operating income in 2017 increased from a loss in 2016 due primarily to the inclusion in 2016 of a $275.4 million goodwill impairment charge at Publishing, an increase of $47.1 million in Adjusted EBITDA described below, a decrease of $42.9 million in amortization of intangibles and a change of $3.0 million in acquisition-related contingent consideration fair value adjustments, partially offset by increases of $124.8 million in stock-based compensation expense and $4.2 million in depreciation expense. The goodwill impairment charge at Publishing in 2016 was driven by the impact from the Google contract, traffic trends and monetization challenges. The decrease in amortization of intangibles and increase in stock-based compensation expense are due primarily to the factors described above in the three-month discussion. Amortization of intangibles was further impacted by the inclusion of an impairment charge in 2016 of $11.6 million related to certain Publishing indefinite-lived trade names.
At September 30, 2017, there was $449.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	$ Change	% Change	2016	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$119,564	$12,463	12%	$107,101	$315,705	$39,871	14%	$275,834
ANGI Homeservices	(2,266)	(17,557)	NM	15,291	21,612	(12,315)	(36)%	33,927
Video	(822)	72	8%	(894)	(22,386)	(616)	(3)%	(21,770)
Applications	31,077	(3,498)	(10)%	34,575	106,556	11,841	13%	94,715
Publishing	7,088	13,296	NM	(6,208)	11,007	17,646	NM	(6,639)
Other	—	(2,783)	NM	2,783	(1,532)	(403)	(36)%	(1,129)
Corporate	(17,070)	(3,408)	(25)%	(13,662)	(46,908)	(8,878)	(23)%	(38,030)
Total	$137,571	$(1,415)	(1)%	$138,986	$384,054	$47,146	14%	$336,908

As a percentage of revenue	17%			18%	16%			14%
For a reconciliation of operating (loss) income for the Company's reportable segments and net earnings (loss) attributable to IAC's shareholders to Adjusted EBITDA, see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016
Match Group Adjusted EBITDA increased 12% due primarily to an increase of $55.9 million in revenue and lower selling and marketing expense as a percentage of revenue as the product mix continues to shift towards brands with lower marketing spend, partially offset by an increase in cost of revenue, general and administrative expense and product development expense. General and administrative expense and product development expense increased due, in part, to expense of $11.3 million associated with the employer portion of payroll taxes and professional fees related to the Tinder Equity Plan Settlement.
ANGI Homeservices Adjusted EBITDA declined to a loss of $2.3 million in 2017, despite an increase of $48.2 million in revenue, due primarily to the inclusion in 2017 of $26.0 million in costs related to the Combination (including severance, retention, transaction and integration related costs), as well as an increase in selling and marketing expense at both the HomeAdvisor domestic and European businesses, and higher losses at the European businesses driven primarily by our European expansion strategy, including the higher selling and marketing expense described above and higher compensation costs.
Video Adjusted EBITDA loss improved 8% due primarily to the contribution from IAC Films, partially offset by lower profits at Electus and higher losses at Vimeo, which includes $0.9 million in transaction costs related to the acquisition of Livestream.
Applications Adjusted EBITDA decreased 10% due primarily to lower Partnerships revenue and higher marketing expense at Apalon.
Publishing Adjusted EBITDA improved to a profit of $7.1 million in 2017 from a loss of $6.2 million in 2016 due to higher revenue and lower operating costs resulting from restructurings in 2016, including $1.1 million in restructuring costs in the third quarter of 2016.
Corporate Adjusted EBITDA loss increased $3.4 million due primarily to higher compensation costs and consulting fees.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Match Group Adjusted EBITDA increased 14% due primarily to an increase of $128.5 million in revenue and the factors described above in the three-month discussion.

ANGI Homeservices Adjusted EBITDA decreased 36%, despite an increase of $138.0 million in revenue, due primarily to the inclusion in 2017 of $29.7 million in costs related to the Combination and the other factors described above in the three-month discussion.
Video Adjusted EBITDA loss increased 3% due to lower revenue at Electus, partially offset by the contribution from IAC Films and reduced losses at Daily Burn.
Applications Adjusted EBITDA increased 13%, despite a 1% decrease in revenue, due primarily to decreases in cost of revenue and general and administrative expense. Adjusted EBITDA was impacted in 2016 by $2.5 million in restructuring costs.
Publishing Adjusted EBITDA improved to a profit of $11.0 million in 2017 from a loss of $6.6 million in 2016, despite lower revenue, due primarily to lower operating costs resulting from restructurings in 2016, including $7.0 million in restructuring costs in 2016.
Corporate Adjusted EBITDA loss increased $8.9 million due primarily to the factors described above in the three-month discussion.
Interest expense
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$25,036	$(2,082)	(8)%	$27,118
Interest expense decreased $2.1 million due primarily to lower interest expense of $1.2 million related to the 2016 repricing of the Match Group Term Loan and $0.7 million related to lower outstanding balances of the 4.875% and 4.75% Senior Notes.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$74,556	$(8,066)	(10)%	$82,622
Interest expense decreased $8.1 million due primarily to lower interest expense of $14.0 million related to the 2016 prepayment and repricing of the Match Group Term Loan and $3.7 million related to lower outstanding balances of the 4.875% and 4.75% Senior Notes. Partially offsetting this decrease is an increase of $10.9 million of interest expense associated with the Match Group 6.375% Senior Notes.
Other (expense) income, net
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other (expense) income, net	$(10,216)	$(21,916)	NM	$11,700
Other expense, net in 2017 includes $10.1 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro, $2.9 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, an expense of $2.1 million related to the repricing of the Match Group Term Loan and an expense of $1.5 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, partially offset by $4.5 million in gains related to the sales of certain investments and interest income of $2.9 million.
Other income, net in 2016 primarily includes $10.9 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound and Euro, interest income of $1.1 million and income of $0.9 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, partially offset by $1.8 million in other-than-temporary impairment charges related to certain cost method investments.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other (expense) income, net	$(7,700)	$(28,105)	NM	$20,405
Other expense, net in 2017 includes $16.3 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro, an expense of $12.2 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $7.7 million in other-than-temporary impairment charges related to certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees, expense of $2.1 million related to the repricing of the Match Group Term Loan and a loss of $1.2 million related to the sale of The Princeton Review, partially offset by $25.8 million in gains related to the sales of certain investments and interest income of $7.1 million.
Other income, net in 2016 includes $24.0 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound and Euro, a $12.0 million gain related to the sale of PriceRunner, interest income of $3.8 million and a $3.5 million gain related to the sale of marketable equity securities, partially offset by a non-cash charge of $11.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the repayment of $400 million of the Match Group Term Loan, $4.5 million in other-than-temporary impairment charges related to certain cost method investments, a loss of $3.8 million related to the sale of ASKfm, a $3.2 million loss on the 4.75% and 4.875% Senior Note redemptions and repurchases and an expense of $2.5 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee.
Income tax benefit (provision)
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit (provision)	$279,480	NM	NM	$(17,826)
Effective income tax rate	NM			25%
The 2017 income tax benefit was due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. Under ASU No. 2016-09, excess tax benefits generated by the exercise, purchase or settlement of stock-based awards of $257.0 million in the third quarter of 2017 are recognized as a reduction to the income tax provision rather than additional paid-in capital.
The 2016 effective income tax rate is lower than the statutory rate of 35% due primarily to foreign income taxed at lower rates.
We expect the fourth quarter and full year income tax provision to be impacted by employees exercising stock options, which will create an income tax benefit due to the application of ASU No. 2016-09 as discussed above, which could be significant depending on the volume of exercise activity.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax benefit	$322,809	NM	NM	$77,394
Effective income tax rate	NM			37%
The 2017 income tax benefit was due primarily to the factor described above in the three-month discussion. Excess tax benefits generated by the exercise, purchase or settlement of stock-based awards were $314.3 million for the first nine months of 2017.
The 2016 effective income tax rate is higher than the statutory rate of 35% on pre-tax losses due primarily to foreign income taxed at lower rates, state taxes and the non-taxable gain on the sale of PriceRunner, partially offset by the nondeductible portion of the goodwill impairment charge at the Publishing segment.
For further details of income tax matters, see "Note 2—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Net earnings attributable to noncontrolling interests
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated financial statements.

	Three Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$45,996	$36,818	NM	$9,178
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in Match Group's earnings, partially offset by ANGI Homeservices losses.
Net earnings attributable to noncontrolling interests in 2016 primarily represents the publicly-held interest in Match Group's earnings.
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	$ Change	% Change	2016
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$62,539	$49,476	NM	$13,063
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in Match Group's earnings, partially offset by ANGI Homeservices losses.
Net earnings attributable to noncontrolling interests in 2016 primarily represents the publicly-held interest in Match Group's earnings, partially offset by net losses attributable to the noncontrolling interests in certain subsidiaries within the ANGI Homeservices, Publishing and Video segments.

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
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to IAC shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016, see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Non-Cash Expenses That Are Excluded From IAC's Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants of stock options, including unvested grants assumed in acquisitions, restricted stock units ("RSUs"), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of stock options and market-based stock options, the awards are gross settled, and the vesting of RSUs, performance-based RSUs and market-based RSUs, the awards are settled on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as advertiser and supplier relationships, technology, customer lists, content and trade names, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents:
United States(a)	$738,646	$815,588
All other countries(b)	516,671	513,599
Total cash and cash equivalents	1,255,317	1,329,187
Marketable securities (United States)(c)	—	89,342
Total cash and cash equivalents and marketable securities(d) (e)	$1,255,317	$1,418,529

Match Group Debt:
Match Group 6.75% Senior Notes	$445,172	$445,172
Match Group 6.375% Senior Notes	400,000	400,000
Match Group Term Loan due November 16, 2022(f)	425,000	350,000
Total Match Group long-term debt	1,270,172	1,195,172
Less: Unamortized original issue discount and original issue premium, net	4,470	5,245
Less: Unamortized debt issuance costs	11,704	13,434
Total Match Group debt	1,253,998	1,176,493

IAC Debt:
4.875% Senior Notes	361,874	390,214
4.75% Senior Notes	34,859	38,109
Total IAC long-term debt	396,733	428,323
Less: Current portion of IAC long-term debt	—	20,000
Less: Unamortized debt issuance costs	1,464	2,332
Total IAC debt, net of current portion	395,269	405,991

Total long-term debt, net of current portion	$1,649,267	$1,582,484
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

(c)
The Company did not own any marketable securities at September 2017. At December 31, 2016, marketable securities consisted of commercial paper rated at least A1/P1, treasury discount notes and short-to-medium-term debt securities issued by investment grade corporate issuers. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also may invest in equity securities as part of its investment strategy.

(d)
At September 30, 2017 and December 31, 2016, cash and cash equivalents includes Match Group's domestic and international cash and cash equivalents of $37.2 million and $120.3 million; and $114.0 million and $139.6 million, respectively. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of Match Group and its subsidiaries. Match Group generated $229.6 million and $195.5 million of operating cash flows for the nine months ended September 30, 2017 and 2016, respectively. In addition, agreements governing Match Group’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.

(e)
At September 30, 2017, cash and cash equivalents includes ANGI Homeservices' domestic and international cash and cash equivalents of $55.5 million and $4.0 million, respectively. At December 31, 2016, all of ANGI Homeservices' cash and cash equivalents of $36.4 million was held internationally. ANGI Homeservices is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of ANGI Homeservices and its subsidiaries.

ANGI Homeservices generated $52.0 million and $40.6 million of operating cash flows for the nine months ended September 30, 2017 and 2016, respectively.

(f)
The Match Group Term Loan matures on November 16, 2022; provided that, if any of the Match Group 6.75% Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the Match Group 6.75% Senior Notes, the Match Group Term Loan maturity date shall be September 15, 2022, the date that is 91 days prior to the maturity date of the Match Group 6.75% Senior Notes.

IAC and Match Group Long-term Debt
For a detailed description of IAC and Match Group long-term debt, see "Note 6—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$297,597	$194,259
Net cash provided by (used in) investing activities	81,243	(106,412)
Net cash used in financing activities	(462,055)	(380,731)
2017
Net cash provided by operating activities consists of earnings, adjusted for stock-based compensation expense, depreciation, amortization of intangibles, goodwill impairment, deferred income taxes, acquisition-related contingent consideration fair value adjustments, adjustments related to gains on the sale of businesses and investments, impairments of long-term investments, an acquisition-related contingent consideration payment, and the effect of changes in working capital. Adjustments to earnings primarily consist of $344.1 million of deferred income taxes, $207.4 million of stock-based compensation expense, $55.5 million of depreciation, $24.0 million of net gains on sale of businesses and investments, $22.2 million of amortization of intangibles, $11.1 million of an acquisition-related contingent consideration payment, $20.9 million of bad debt expense, and $23.0 million of other adjustments, which primarily consists of net foreign currency exchange losses. The deferred tax benefit primarily relates to the net operating loss created by the excess tax benefit of $314.3 million related to the settlement of stock-based awards and the deferred tax benefit on the modification charge for the conversion and acceleration of stock-based awards. The increase from changes in working capital consist primarily of an increase in accounts payable and other current liabilities of $47.5 million and an increase in deferred revenue of $44.8 million, partially offset by an increase in accounts receivable of $78.6 million and an increase in other assets of $17.5 million. The increase in accounts payable and other current liabilities is due to: (i) an increase in accrued interest relating to the Company's Senior Notes and Match Group Senior Notes due to timing of interest payments, (ii) an increase in payables at Match Group due to timing of payments and at ANGI Homeservices due to increased advertising expenses, and (iii) an increase in accrued severance and retention and accrued professional fees at ANGI Homeservices related to the Combination. The increase in deferred revenue is due mainly to growth in membership revenue at Match Group, ANGI Homeservices and Vimeo, partially offset by decreases at Electus and Notional mainly due to the delivery of programming related to various production deals. The increase in accounts receivable is primarily due to (i) the timing of receipts and revenue increasingly sourced through mobile app stores at Match Group, and (ii) revenue growth at ANGI Homeservices. The increase in other assets is primarily related to an increase in prepaid marketing at ANGI Homeservices.
Net cash provided by investing activities includes net proceeds from sale of businesses and investments of $125.2 million, which is primarily related to the sale of The Princeton Review, and proceeds (net of purchases) of marketable debt securities of $89.4 million, partially offset by $69.1 million of cash used for the MyBuilder, Angie's List, and HomeStars acquisitions, and capital expenditures of $56.5 million, primarily related to the Company's purchase of a 50% ownership interest in an aircraft and investments in internal development of software at Match Group and ANGI Homeservices to support their products and services and computer hardware.
Net cash used in financing activities includes $501.4 million for the payment of (i) withholding taxes on behalf of Match Group employees for stock-based awards that were net settled and (ii) the purchase of certain fully vested awards (refer to "Liquidity and Capital Resources" below for further information), $57.2 million for the payment of withholding taxes on behalf of IAC employees for stock-based awards that were net settled, $56.4 million for the repurchase of 0.8 million shares of common stock at an average price of $69.24 per share, $31.6 million for the redemption and repurchase of a portion of the 4.75% and 4.875% Senior Notes, $27.3 million in acquisition-related contingent consideration payments, and $13.0 million for the purchase of noncontrolling interests, partially offset by $75.0 million in proceeds from additional borrowings under the Match Group Term Loan, $69.1 million in proceeds related to the issuance of IAC common stock pursuant to stock-based awards, $57.7 million in proceeds related to the issuance of Match Group common stock pursuant to stock-based awards, a $20.1 million decrease in restricted cash that relates to settled IAC bond redemptions, and $10.6 million of funds returned from escrow for the MyHammer tender offer.
2016
Adjustments to earnings primarily consist of $275.4 million of goodwill impairment at the Publishing segment, $100.0 million of deferred income taxes, $82.6 million of stock-based compensation expense, $65.1 million of amortization of intangibles, $51.3 million of depreciation, $13.4 million of net gains on the sale of businesses and investments, $12.5 million of bad debt expense, $8.0 million of acquisition-related contingent consideration fair value adjustments, and $5.6 million in other adjustments that consist primarily of a non-cash charge on the repayment of $400 million of the Match Group Term Loan. The decrease from changes in working capital consist primarily of a decrease in accounts payable and other current liabilities of $63.7 million, a decrease in income taxes payable and receivable of $37.1 million, and an increase in other assets of $19.8 million, partially offset by a decrease in accounts receivable of $33.0 million and an increase in deferred revenue of $31.4 million. The decrease in accounts payable and other current liabilities is due to (i) a decrease in accrued advertising and revenue share expense at Publishing and Applications mainly due to the effect of the new Google contract, which became effective April 1, 2016, (ii) decreases in payables at Match Group and Applications due to the timing of payments and a seasonal decrease in payables to suppliers at ShoeBuy, (iii) a decrease in VAT payables related mainly to decreases in international revenue at Publishing, and (iv) a decrease in accrued employee compensation and benefits mainly related to the payment of 2015 cash bonuses in 2016. The decrease in income taxes payable and receivable is primarily due to the payment of 2015 tax liabilities in 2016. The excess tax benefit from stock-based awards was $43.1 million. The increase in other assets is primarily related to an increase in productions costs at IAC Films and an increase in prepaid maintenance contracts at Match Group. The decrease in accounts receivable is mainly due to a decrease at Publishing due to lower revenue related to the new services agreement with Google, partially offset by an increase at ANGI Homeservices due to revenue growth. The increase in deferred revenue is mainly due to growth in prepaid revenue at Match Group, ANGI Homeservices, SlimWare and Vimeo.
Net cash used in investing activities includes purchases (net of sales and maturities) of marketable debt securities of $150.0 million, capital expenditures of $62.7 million, primarily related to Match Group and ANGI Homeservices investments in internal development of software to support their products and services, as well as leasehold improvements and computer hardware, and cash used in investments and acquisitions of $9.7 million, partially offset by net proceeds from the sale of businesses and investments of $110.5 million, which mainly consists of proceeds from the sale of PriceRunner.
Net cash used in financing activities includes $247.3 million for the repurchase of 5.3 million shares of common stock at an average price of $46.79 per share, $126.3 million for the redemption and repurchase of a portion of the 4.75% and 4.875% Senior Notes, $29.8 million for the payment of withholding taxes on behalf of Match Group employees for stock-based awards that were net settled, $26.7 million for the payment of withholding taxes on behalf of IAC employees for stock-based awards that were net settled, $5.0 million in debt issuance costs related to the Match Group 6.375% Senior Notes, $2.5 million for the purchase of noncontrolling interests and $2.2 million in acquisition-related contingent consideration payments, partially offset by $30.2 million in proceeds related to the issuance of Match Group common stock pursuant to stock-based awards, a decrease of $20.0 million in restricted cash that related to unsettled IAC bond redemptions and $19.5 million in proceeds related to the issuance of IAC common stock pursuant to stock-based awards. Additionally, payments of $410.0 million were made toward the Match Group Term Loan, of which $400.0 million was financed by the issuance of the Match Group 6.375% Senior Notes.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. IAC has a $300 million revolving credit facility that expires on October 7, 2020. Match Group has a $500 million revolving credit facility that expires on October 7, 2020. At September 30, 2017, there were no outstanding borrowings under the IAC Credit Facility or the Match Group Credit Facility.
On October 2, 2017, IAC FinanceCo, Inc. completed a private offering of $517.5 million aggregate principal amount of its 0.875% Exchangeable Senior Notes due 2022, which notes are guaranteed by the Company. Interest is payable each April 1 and October 1 and commences on April 1, 2018. In connection with the Notes offering, IAC FinanceCo, Inc. purchased a bond hedge and IAC sold warrants, in each case covering the same aggregate number of shares that would be issuable upon exchange of the Notes. The net proceeds from the sale of the 0.875% Exchangeable Senior Notes were approximately $500.5 million, after deducting fees and expenses. The net proceeds from the offering were (i) used to pay the premium on the exchangeable note hedge transactions (calculated after taking into account the proceeds from the sale of the warrants) of approximately $50.7 million, and (ii) loaned to IAC, which repaid all of the Company's outstanding 4.875% Senior Notes of $361.9 million, plus accrued interest of $8.8 million. The 4.875% Senior Notes will be redeemed and canceled on November 30, 2017.
On September 29, 2017, the Company issued two intercompany notes (collectively referred to as "Intercompany Notes") to ANGI Homeservices as follows: (i) a Payoff Intercompany Note, which provided the funds necessary to repay the outstanding balance under Angie's List's existing credit agreement, totaling approximately $61.5 million; and (ii) a Working Capital Intercompany Note, which provided ANGI Homeservices with $15 million for working capital purposes. These amounts eliminate in the Company's consolidated balance sheet. On November 1, 2017, ANGI Homeservices entered into a credit agreement which provides for a five-year term loan A facility of $275 million (the "ANGI Homeservices Term Loan"). The ANGI Homeservices Term Loan is guaranteed by ANGI Homeservices' wholly-owned material domestic subsidiaries and is secured by substantially all assets of ANGI Homeservices and the guarantors, subject to certain exceptions. A portion of the proceeds of the loan were used to repay the aforementioned Intercompany Notes and the remaining proceeds will be used for general corporate purposes.
At September 30, 2017, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
In May 2017, the Board of Directors of Match Group authorized Match Group to repurchase up to 6 million shares of its common stock. Match Group has not repurchased any shares related to this repurchase authorization.
IAC's consolidated cash and cash equivalents at September 30, 2017 were $1.3 billion, of which $157.6 million was held by Match Group and $59.5 million was held by ANGI Homeservices. The Company generated $297.6 million of operating cash flows for the nine months ended September 30, 2017, of which $229.6 million was generated by Match Group and $52.0 million was generated by ANGI Homeservices. Each of Match Group and ANGI Homeservices are separate and distinct legal entities with their own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of Match Group and ANGI Homeservices and their respective subsidiaries. In addition, agreements governing Match Group's indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the Match Group Indentures) exceeds 5.0 to 1.0. In addition, the agreement governing ANGI Homeservices’ Term Loan limit the payment of dividends or distributions in the event a default has occurred or ANGI Homeservices’ leverage ratio (as defined therein) exceeds 4.0 to 1.0.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2017 capital expenditures are expected to be higher than 2016 by approximately 5% to 10%, driven, in part, by ANGI Homeservices' sales center and corporate headquarters expansion and the Company's purchase of a 50% ownership interest in an aircraft in the second quarter of 2017 for approximately $16 million. This aircraft will replace the older of the Company's two existing jointly-owned aircrafts, which is currently being marketed for sale.
The Company has granted stock options and stock settled stock appreciation rights denominated in the equity of its subsidiaries to employees and management of certain subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock options and stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock with fair market value generally determined by negotiation or arbitration. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of shares ultimately needed to settle these awards may vary significantly as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate.
In July 2017, Tinder, Inc. (“Tinder”) was merged into Match Group and as a result, all Tinder denominated equity awards were converted into Match Group tandem stock options ("tandem awards"), which can be exercised on a gross or net basis at the election of the award holder. If exercised on a gross basis, the award holder receives Match Group shares. If exercised on a net basis, the award holder receives IAC or Match Group shares, at IAC's election. In the event that IAC common shares are issued in settlement, Match Group will issue its common shares or pay cash to IAC as reimbursement for the IAC common shares issued to the award holders pursuant to the Employee Matters Agreement. All of the Match Group tandem awards that were exercised during the third quarter of 2017 were exercised on a net basis and were settled in IAC common shares. The Company issued 1.9 million shares of its common stock to settle these awards and Match Group issued 10.6 million shares of its common stock to IAC as reimbursement. During the third quarter of 2017, Match Group also purchased certain fully vested tandem awards. During the third quarter of 2017, Match Group made cash payments of approximately $500 million to cover both the withholding taxes paid on behalf of employees who exercised these awards and the purchase of certain fully vested awards. Match Group will recognize a corporate income tax deduction based on the tax benefit of the intrinsic value of the awards exercised during the third quarter of 2017, however, there will be some delay in the timing of the realization of the cash benefit of the income tax deduction because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments. At September 30, 2017, approximately 80% of the tandem awards was exercised.
In connection with the Combination, previously issued stock appreciation rights that related to common stock of HomeAdvisor (US) were converted into stock appreciation rights that are exercisable for Class A shares of ANGI Homeservices. IAC has the right to settle these awards using shares of IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, ANGI Homeservices will reimburse IAC by issuing to IAC additional Class B shares of ANGI Homeservices common stock pursuant to the Employee Matters Agreement.
The Company currently expects to settle a sufficient number of exercises in IAC shares to maintain an economic interest in both Match Group and ANGI Homeservices of at least 80%.
The Company believes its existing cash, cash equivalents and expected positive cash flows generated from operations will be sufficient to fund our normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services. The Company’s indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditure or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing properties and exploiting business opportunities, in the event a default has occurred or in certain circumstances our leverage ratio (as defined in the credit agreement) exceeds 3.25 to 1.0. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available at all or on terms favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At September 30, 2017, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure included in the Company's Current Report on Form 8-K dated July 18, 2017 for the year ended December 31, 2016.
On October 2, 2017, a direct, wholly-owned subsidiary of the Company completed a private offering of $517.5 million aggregate principal amount of its 0.875% Exchangeable Senior Notes due October 1, 2022. In addition, on November 1, 2017, ANGI Homeservices entered into a credit agreement which provides for a five-year term loan A facility of $275 million. See "Note 14—Subsequent Events" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements" for additional information on these new long-term debt arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2017, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016.
On October 2, 2017, a direct, wholly-owned subsidiary of the Company completed a private offering of $517.5 million aggregate principal amount of its 0.875% Exchangeable Senior Notes due October 1, 2022. In addition, on November 1, 2017, ANGI Homeservices entered into a credit agreement which provides for a five-year term loan A facility of $275 million. The Term Loan currently bears interest at LIBOR plus 200 basis points. The Term Loan is sensitive to changes in interest rates. See "Note 14—Subsequent Events" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements" for additional information on these new long-term debt arrangements.

Item 4.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
In the ordinary course of business, the Company and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither the Company nor any of our subsidiaries is currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
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

On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule.  On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint.  The amended pleading focused solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017.  On September 27, 2017, the court issued an opinion and order: (i) denying, without prejudice to renewal, the defendants’ motions and (ii) directing the plaintiffs to file a further amended pleading addressing the deficiencies in the amended consolidated complaint that were identified in the defendants’ motions. On October 30, 2017, the plaintiffs filed a second amended consolidated complaint, which among other things, dropped their claim under Section 12 of the Securities Act of 1933. Pursuant to an agreed-upon briefing schedule approved by the court, the defendants intend to file motions to dismiss the second amended consolidated complaint by December 14, 2017. We and Match Group believe that the allegations in this lawsuit, and the material allegations and claims therein, are without merit and intend to continue to defend against them vigorously.

Securities Class Action Litigation Challenging HomeAdvisor’s Combination with Angie’s List

On July 18, 2017, a purported shareholder class action was filed in federal court in Indianapolis against Angie’s List, the members of its board of directors, the Company and two related corporate entities, asserting violations of the federal securities laws based upon alleged material omissions from the registration statement related to the proposed combination of the HomeAdvisor and Angie’s List businesses into a single, publicly traded company.  See Parshall v. Angie’s List, Inc. et al., No. 1:17-cv-2418 (U.S. District Court, Southern District of Indiana).  On July 20, 2017, a second, substantially similar purported shareholder class action was filed in the same court. See Pill v. Angie’s List, Inc. et al., No. 1:17-cv-2461 (U.S. District Court, Southern District of Indiana). On September 11, 2017, a third, substantially similar purported shareholder class action was filed in the same court. See Chojar v. Angie’s List, Inc. et al., No. 1:17-cv-3208 (U.S. District Court, Southern District of Indiana). The gravamen of the complaints in these lawsuits is that the registration statement was materially misleading to shareholders of Angie’s List because it omitted: (i) certain financial projections, assumptions and other information relied upon by Angie’s List’s financial advisors in rendering their fairness opinions with respect to the proposed combination, (ii) certain information about Angie’s List’s board members’ potential conflicts of interest and (iii) certain information about the background of the transaction. The complaints asserted violations of Sections 14-a and 20-a of the Securities Exchange Act of 1934 and sought to enjoin the transaction, require the issuance of a revised registration statement and rescind the transaction and obtain damages should it go forward. On September 19, 2017: (i) the parties in these three lawsuits entered into a memorandum of understanding in which the plaintiffs agreed to dismiss their claims in exchange for the filing by Angie’s List of agreed-upon supplemental disclosures to the registration statement, with the court in Parshall case to retain jurisdiction for purposes of adjudicating the anticipated application by plaintiffs’ counsel for a mootness fee award, and (ii) Angie’s List filed the agreed-upon supplemental disclosures on a Form 8-K. In accordance with the parties’ memorandum of understanding, the plaintiffs filed notices of dismissal with prejudice in the Parshall, Pill, and Chojar cases on September 29, October 2, and September 29, 2017, respectively.

Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, anticipated trends in the industries in which IAC's businesses operate and other similar matters. These forward-looking statements are based on IAC management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at IAC and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets in which IAC's businesses operate, adverse trends in any of the industries in which IAC's businesses operate, our dependence on third parties in connection with the distribution and use of our products and services, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, our ability to attract and convert visitors to our various websites into users and customers, our ability to build, maintain and/or enhance our various brands, foreign exchange currency rate fluctuations, our ability to develop and monetize mobile versions of our various products and services, changes in industry standards and technology, the integrity and scalability of our systems and infrastructure (and those of third parties), our ability to protect our systems from cyberattacks and to protect personal and confidential user information, our ability to service our outstanding indebtedness and access to cash without adversely affecting our operations, dilution with respect to our investments in Match Group, Inc. and ANGI Homeservices Inc., operational and financial risks relating to acquisitions, our ability to successfully integrate Angie's List, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as described immediately below, during the quarter ended September 30, 2017, the Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions.

In connection with the Combination and in consideration for the transfer by USANi LLC, a wholly-owned subsidiary of the Company ("USANi"), to the Company of all common membership units of HomeAdvisor International, LLC held by USANi, on September 29, 2017, the Company issued a total of 67,633 shares of Series C Cumulative Preferred Stock to USANi. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2017. As of that date, 8,580,742 shares of common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
2.1
Agreement and Plan of Merger, dated as of May 1, 2017, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 26, 2017, by and among Angie's List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.
Annex B to the Proxy Statement/Prospectus of Angie's List, Inc. and ANGI Homeservices Inc., filed on August 30, 2017 pursuant to Rule 424(b)(3).
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
3.4	Certificate of Designations of Series C Cumulative Preferred Stock.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.1	Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of September 21, 2017, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee. (1)
4.2	Supplemental Indenture for 4.875% Senior Notes due 2018, dated as of September 21, 2017, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee. (1)
10.1	Contribution Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp. (2)	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.2	Investor Rights Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.3	Services Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp. (2)	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.4	Tax Sharing Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.5	Employee Matters Agreement, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC/InterActiveCorp. (2)	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.6	Intercompany Note, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC Group, LLC. (2)	Exhibit 2.6 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.7	Intercompany Note, dated as of September 29, 2017, by and between ANGI Homeservices Inc. and IAC Group, LLC. (2)	Exhibit 2.7 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.8
Amendment No. 2 dated as of September 25, 2017, to the Credit Agreement dated as of December 21, 2012 and amended and restated as of October 7, 2015, among IAC/InterActiveCorp, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the various other parties thereto.

Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 25, 2017.

10.9
Amendment No. 4 dated as of August 14, 2017 to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended as of December 8, 2016, among Match Group, Inc., as borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other parties thereto.

Exhibit 10.1 to Match Group, Inc. Current Report on Form 8-K, filed on August 17, 2017.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
_______________________________________________________________________________

(1)	Filed herewith.

(2)
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 9, 2017
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	November 9, 2017
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