Form 10-K
period 2017-12-31
IAC/INTERACTIVECORP
filed 2018-03-01
CIK 891103

As filed with the Securities and Exchange Commission on March 1, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 2, 2018, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	76,869,350
Class B Common Stock	5,789,499
Total	82,658,849
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2017 was $7,528,899,120. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC is a leading media and Internet company composed of widely known consumer brands, such as Match, Tinder, PlentyOfFish and OkCupid, which are part of Match Group’s online dating portfolio, and HomeAdvisor and Angie’s List, which are operated by ANGI Homeservices, as well as Vimeo, Dotdash, Dictionary.com, The Daily Beast and Investopedia.
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
In 2005, IAC acquired Ask Jeeves, Inc. and completed the separation of its travel and travel‑related businesses and investments into an independent public company called Expedia, Inc. In 2008, IAC separated into five independent, publicly traded companies: IAC, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster (now part of Live Nation, Inc.) and Tree.com, Inc.
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
In 2011, we increased our ownership stake in Meetic to 81%. In 2012, we acquired About.com (now known as Dotdash).
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
In 2016, we acquired VHX, a platform for premium over-the-top (OTT) subscription video channels, as well as a controlling interest in MyHammer Holding AG, the leading home services marketplace in Germany, and sold PriceRunner, ASKfm and ShoeBuy.
In 2017, we acquired controlling interests in HomeStars Inc. and MyBuilder Limited, leading home services platforms in the United Kingdom and Canada, respectively, as well as sold The Princeton Review. We also completed the combination of the businesses in our former HomeAdvisor segment with those of Angie’s List, Inc. under a new publicly traded holding company that we control, ANGI Homeservices Inc. Lastly, through our Vimeo subsidiary, we acquired Livestream Inc., a leading live video solution.

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of the date of this report, Mr. Diller, his spouse, Diane von Furstenberg, and his stepson, Alexander von Furstenberg, collectively beneficially own 5,789,499 shares of IAC Class B common stock by virtue of their respective voting and/or investment power(s) over these securities, 4,530,075 of which are held in trusts for the benefit of Mr. Diller and certain members of his family and the remainder of which are held by Mr. Diller personally. Shares of IAC Class B common stock beneficially owned by Mr. Diller, his spouse and his stepson collectively represent 100% of IAC’s outstanding Class B common stock and, together with shares of IAC common stock held as of the date of this report by Mr. von Furstenberg (58,542), a trust for the benefit of certain members of Mr. Diller's family (136,711) and a family foundation (1,711), represent approximately 43.1% of the total outstanding voting power of IAC (based on the number of shares of IAC common stock outstanding on February 2, 2018). As of the date of this report, Mr. Diller also holds 800,000 vested options and 500,000 unvested options to purchase IAC common stock.
In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive and he beneficially owns (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) at least 5,000,000 shares of IAC Class B common stock and/or common stock in which he has a pecuniary interest (including IAC securities beneficially owned by him directly and indirectly through trusts for the benefit of him and certain members of his family), he generally has the right to consent to limited matters in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.
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

DESCRIPTION OF IAC BUSINESSES
Match Group
Overview
Our Match Group segment consists of the businesses and operations of Match Group, Inc. (“Match Group”). Through Match Group, we operate a dating business that consists of a portfolio of brands, available in 42 languages across more than 190 countries. As of December 31, 2017, IAC’s ownership and voting interests in Match Group were 81.2% and 97.6%, respectively.
Services
Through the brands within our dating business, we are a leading provider of subscription dating products servicing North America, Western Europe, Asia and many other regions around the world through websites and applications that we own and operate.
All of our dating products enable users to establish a profile and review the profiles of other users without charge. Each product also offers additional features, some of which are free and some of which are paid, depending on the particular product. In general, access to premium features requires a subscription, which is typically offered in packages (primarily ranging from one month to six months), depending on the product and circumstance. Prices differ meaningfully within a given brand by the duration of subscription purchased, the bundle of paid features that a user chooses to access and whether or not a subscriber is taking advantage of any special offers. In addition to subscriptions, many of our dating products offer users certain features, such as the ability to promote themselves for a given period of time or to review certain profiles without any signaling to other users, and these features are offered on a pay‑per‑use (or à la carte) basis. The precise mix of paid and premium features is established over time on a brand‑by‑brand basis and is constantly subject to iteration and evolution.
Revenue
Match Group revenue is primarily derived directly from users in the form of recurring subscriptions. Revenue is also earned from online advertising, the purchase of à la carte features (where users pay a non-recurring fee for a specific action or event) and offline events.
Marketing
We attract the majority of users of our dating products through word-of-mouth and other free channels. In addition, many of our brands rely on paid user acquisition efforts for a significant percentage of their users. Our online marketing activities generally consist of purchasing social media advertising, banner and other display advertising, search engine marketing, e-mail campaigns, video advertising, business development or partnership deals and hiring influencers to promote our dating products. Our offline marketing activities generally consist of television advertising and related public relations efforts, as well as events.
Competition
The dating industry is competitive and has no single, dominant brand globally. We compete with a number of other companies that provide similar dating and matchmaking products. In addition to other online dating brands, we compete with social media platforms and offline dating services, such as in‑person matchmakers. Arguably, our biggest competition in the case of our dating business comes from the traditional ways that people meet each other and the choices some people make to not utilize dating products or services.
We believe that our ability to compete successfully in the case of our dating business will depend primarily upon the following factors:

•	our ability to continue to increase consumer acceptance and adoption of online dating products, including in emerging markets and other parts of the world where the stigma is only beginning to erode;

•	continued growth in Internet access and smart phone adoption in certain regions of the world, particularly emerging markets;

•	the continued strength of Match Group’s brands;

•	the breadth and depth of Match Group’s active user communities relative to those of its competitors;

•	our ability to evolve our dating products in response to competitor offerings, user requirements, social trends and the technological landscape;

•	our ability to efficiently acquire new users for our dating products;

•	our ability to continue to optimize our monetization strategies; and

•	the design and functionality of our dating products.
Lastly, we believe our broad portfolio of dating brands is a competitive advantage, given that a large portion of online dating customers use multiple dating products over a given period of time, either concurrently or sequentially.
ANGI Homeservices
Overview

Our ANGI Homeservices segment consists of the North America (United States and Canada) and European businesses and operations of ANGI Homeservices Inc. (“ANGI Homeservices”). ANGI Homeservices is a new publicly traded holding company that was formed to facilitate the combination of the businesses within our former HomeAdvisor segment with Angie’s List, Inc. ("Angie's List"), which transaction was completed on September 29, 2017 (the “Combination”).

Following the completion of the Combination, we own and operate the HomeAdvisor business, which includes the Marketplace (described below) in the United States and the various entities operating its international businesses, plus Angie's List, mHelpDesk, CraftJack and Felix.

ANGI Homeservices is the world’s largest digital marketplace for home services, connecting millions of homeowners across the globe with home service professionals. ANGI Homeservices operates leading brands in eight countries, including HomeAdvisor® and Angie's List® (United States), HomeStars (Canada), Travaux.com (France), MyHammer (Germany and Austria), MyBuilder (UK), Werkspot (Netherlands) and Instapro (Italy).

As of December 31, 2017, IAC’s economic and voting interests in ANGI Homeservices were 86.9% and 98.5%, respectively.

Services

Overview. We own and operate the HomeAdvisor digital marketplace service in the United States (formerly known as our HomeAdvisor domestic business, the “Marketplace”), which matches consumers with service professionals nationwide for home repair, maintenance and improvement projects. The Marketplace provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments with those professionals online. The Marketplace also matches consumers with service professionals instantly by telephone, as well as offers several home services-related resources, such as cost guides for different types of home services projects. We provide all Marketplace services and tools to consumers free of charge.

As of December 31, 2017, the Marketplace had a network of approximately 181,000 service professionals, each of whom had an active network membership and/or paid for consumer matches in December 2017. These service professionals provided services in more than 500 categories and 400 discrete markets in the United States, ranging from simple home repairs to larger home remodeling projects. The Marketplace generated approximately 18.1 million fully completed and submitted customer service requests during the year ended December 31, 2017.

We also own and operate Angie’s List, which connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories nationwide. Angie’s List also provides consumers with valuable tools, services and content, including more than ten million verified reviews of local service professionals, to help them research, shop and hire for local services. We provide consumers with access to the Angie's List nationwide directory and related basic tools and services free of charge.
Marketplace Consumer Services. Consumers can submit a service request for a service professional through HomeAdvisor platforms (website and mobile application), as well as through certain paths on the Angie’s List website and various third-party affiliate platforms. When a consumer submits a request for a service professional, we generally match that consumer (through our proprietary algorithms) with up to four service professionals from our network based on several factors, including the type of services desired, location and the number of service professionals available to fulfill the request. When a consumer submits a service request through an Angie’s List platform, we generally match that consumer (through our proprietary algorithms) with a combination of Marketplace service professionals and selected certified service professionals (described below) from the Angie’s List nationwide online directory (as and if available for the given service request).

Service professionals may contact consumers with whom they have been matched through the Marketplace directly and consumers can review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. In all cases, consumers are under no obligation to work with any service professional(s) referred by or found through the Marketplace (including any from the Angie’s List nationwide online directory).

We also provide several on-demand services, including Instant Booking and Instant Connect (patent-pending). Through our Instant Booking offering, consumers can schedule appointments for select home services with a Marketplace service professional instantly across HomeAdvisor platforms (website or mobile application). Through our Instant Connect offering, consumers can connect with a Marketplace service professional instantly by phone, as well as access the service through digital voice assistant platforms. In certain markets, we also provide Same Say Service and Next Day Service for certain home services.

In addition to matching and on-demand services, consumers can access the online HomeAdvisor True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as an online library of home services-related resources, which consists primarily of articles about home improvement, repair and maintenance, tools to assist consumers with the research, planning and management of their projects and general advice for working with service professionals.
Marketplace Service Professional Services. We primarily offer and sell Marketplace memberships and related products and services to service professionals through our sales force (described below). Our basic annual membership package includes membership in our network of service professionals, as well as access to consumer connections through the Marketplace and a listing in the HomeAdvisor online directory and certain other affiliate directories, among other benefits. In addition to the membership subscription fee, Marketplace service professionals pay fees for consumer matches. We also offer certain other subscription products to Marketplace service professionals through mHelpDesk, a provider of cloud based field service software for small to mid-size service professionals, as well as custom website development and hosting services.

Angie's List Consumer Services. When consumers visit an Angie’s List platform (website or mobile application), they can choose to register in order to search for a service professional in the Angie’s List nationwide online directory or be matched with a service professional through the Marketplace.

We provide consumers who register with access to ratings and reviews and the ability to search for service professionals through the Angie’s List nationwide online directory, as well as the Angie’s List digital magazine and access to certain promotions. For a fee, we offer two premium membership packages, which include varying degrees of online and phone support, access to exclusive promotions and features and the award-winning Angie’s List print magazine. Consumers who choose the Marketplace option will be matched with a combination of Marketplace service professionals and selected certified service professionals (described below) from the Angie’s List nationwide online directory (as and if available for the given service request).

Angie's List Service Professional Services. We provide service professionals with a variety of services and tools through Angie’s List. Generally, service professionals who do not have an overall member grade below a “B” are eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member grade, passing certain criminal background checks and attesting to proper licensure requirements.

Once eligibility criteria are satisfied, service professionals must purchase term-based advertising from us to obtain certification. As of December 31, 2017, we had approximately 45,000 certified service professionals under contract for advertising. If a certified service professional fails to meet any eligibility criteria during the term of his or her contract, refuses to participate in our complaint resolution process or engages in what we determine to be prohibited behavior through any of our service channels, we suspend any existing advertising and exclusive promotions and the related advertising contract is subject to termination.
Certified service professionals rotate among the first service professionals listed in directory search results for an applicable category (together with their company name, overall rating, number of reviews, certification badge and basic profile information), with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose the Marketplace option, our proprietary algorithms will determine where a given service professional appears within search results.

Revenue

Our revenue is primarily derived from consumer connection revenue, which are fees paid by Marketplace service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service), and membership subscription fees paid by service professionals. Fees paid by Marketplace service professionals for consumer matches vary based upon several factors, including the service requested, type of match (such as Instant Booking, Instant Connect, Same Day Service or Next Day Service) and geographic location of service. Our consumer connection revenue is generated and recognized when a consumer match is delivered to a Marketplace service professional. Membership subscription revenue is generated through subscription sales to Marketplace service professionals and is deferred and recognized over the term (primarily one year) of the applicable membership.
Revenue is also derived from the sale of time-based advertising to certified service professionals listed in the Angie’s List nationwide directory and membership subscription fees from consumers for premium membership packages. Service professionals generally pay for advertisements in advance on a monthly or annual basis, at their option, with the average advertising contract term being approximately one year. Advertising contracts generally include an early termination penalty. Revenue from the sale of website, mobile and call center advertising is recognized ratably over the time period in which the advertisements run. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication, containing the advertisement is published and distributed. Angie's List prepaid membership subscription fees are recognized as revenue ratably over the term of the associated subscription, which is typically one year.

Marketing

We market our various products and services to consumers primarily through digital marketing (primarily paid search engine marketing, display advertising and third party affiliate agreements) and traditional offline marketing (national television and radio campaigns), as well as through email. Pursuant to third party affiliate agreements, third parties agree to advertise and promote Marketplace products and services and those of Marketplace service professionals on their platforms. In exchange for these efforts, we agree to pay these third parties a fixed fee when visitors from their platforms click through to one of our platforms and submit a valid service request through the Marketplace, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to the Marketplace. We also market our products and services to consumers through partnerships with other contextually related websites and, to a lesser extent, through relationships with certain retailers and direct mail.
We market subscription packages and related products and services to service professionals primarily through our Golden, Colorado based sales force, as well as through sales forces in Denver and Colorado Springs, Colorado, Lenexa, Kansas, New York, New York and Indianapolis, Indiana. We also market these products and services through search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. We market term-based advertising and related products to service professionals primarily through our Indianapolis based sales force.

Competition

The home services industry is highly competitive and fragmented, and in many important respects, local in nature. We compete with, among others: (i) search engines and online directories, (ii) home and/or local services-related lead generation platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe our biggest competition comes from the traditional methods most people currently use to find service professionals, which is by word-of-mouth and through referrals.

We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size, quality, diversity and stability of our network of Marketplace service professionals and the breadth of our online directory listings;

•
the functionality of our websites and mobile applications and the attractiveness of their features and our products and services generally to consumers and service professionals, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;

•	our ability to continue to build and maintain awareness of, and trust in and loyalty to, our various brands, particularly our Angie’s List and HomeAdvisor brands;

•
our ability to consistently generate service requests through the Marketplace and leads through our online directories that convert into revenue for our service professionals in a cost-effective manner; and

•	the quality and consistency of our service professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Video
Overview
Our Video segment consists primarily of Vimeo, Electus, IAC Films and Daily Burn.
Vimeo
Services. Vimeo operates a global video sharing platform for creators and their audiences. Through Vimeo, we provide creators with professional tools to host, manage, review, distribute and monetize videos online, as well as provide audiences with a high quality, ad-free viewing experience across devices.
We offer basic video hosting and sharing services free of charge. For certain fees, we offer premium capabilities for creators, including: additional video storage space, advanced video privacy controls, video player customization options, team collaboration and management, review and workflow tools, lead generation, premium support and the ability to sell videos (on a subscription or transactional basis) directly to consumers in a customized viewing experience. As of December 31, 2017, there were approximately 873,000 subscribers to Vimeo's SaaS video tools, and for the quarter ended December 31, 2017, Vimeo reached over 260 million unique users worldwide.
We also provide creators with professional live streaming capabilities directly through Vimeo, as well as through Livestream, a leading live video solution that we acquired in October 2017. Through Livestream, we also provide creators with production hardware, tools and services for capturing, broadcasting and editing live events, including: (i) our Mevo® camera, a pocket-sized live event camera that allows creators to edit video live as their events unfold, as well as stream their events live to multiple destinations, including other live streaming and social media platforms, (ii) live editing software for desktop, laptops and certain other devices that provides creators with live production control room-like features and (iii) professional services to assist creators with the planning, set up, production and management of live events.
Marketing. We market Vimeo’s services primarily through online marketing efforts, including search engine marketing, social media, e-mail campaigns, display advertising and affiliate marketing, as well as through our owned and operated website and mobile applications.
Revenue. Vimeo revenue is derived primarily from annual and monthly subscription fees paid by creators for premium capabilities and, to a lesser extent, sales of live streaming hardware, software and professional services.
Competition. Vimeo competes with a variety of online video providers, from general purpose video sharing sites for consumers and creators to niche workflow and distribution solutions for professionals and enterprises. We believe that Vimeo differentiates itself from its competitors by offering a customizable, high definition video player, proprietary uploading and encoding infrastructure, a high quality, ad-free viewing experience and a turnkey solution for the production, distribution and monetization of video content.
We believe that our ability to compete successfully will depend primarily on:

•	the quality of our technology platform, premium offerings, live streaming tools and services and user (creator and viewer) experience;

•	whether our premium offerings and live streaming tools and services resonate with creators;

•	the ability of creators to distribute Vimeo-hosted content across third party platforms and the prominence and visibility of such content within search engine results and social media platforms;

•	the recognition and strength of the Vimeo brand relative to those of our competitors; and

•	our ability to drive new subscribers to our platform through various forms of direct marketing.
Electus
Services. Through Electus, we provide production and producer services for both unscripted and scripted television and digital content, primarily for initial sale and distribution in the United States. Our content is distributed on a wide range of platforms, including broadcast television, premium and basic cable television, subscription-based and ad-supported video-on-demand services and other outlets. We also sell and distribute Electus programming and other content, together with programming and other content developed by third parties, outside of the United States through Electus International, as well as work with various brands to integrate their products into, as well as sponsor, Electus content through our Content Marketing team.
In addition, we operate Electus Digital, which consists of the following websites and properties: CollegeHumor.com, Dorkly.com and Drawfee.com; YouTube channels WatchLOUD, Nuevon and Hungry; and Big Breakfast (a production company). The various brands and businesses within Electus Digital specialize in creating and distributing content for digital and television platforms across a variety of genres, as well as provide branded and third party creative production services. Through Electus, we also operate Notional.
Revenue. Electus revenue is derived primarily from media production and distribution and display advertising.
Marketing. We do not engage in any formal marketing efforts in the case of our production and producer services, instead relying on referrals and the quality of our services and projects. For content distribution, we rely on our sales force, referrals and the quality of our services and projects, and for international distribution only, attendance at industry trade shows. In addition, the platforms to which we license our content for distribution market our content through their own independent marketing efforts. Electus Digital attracts users and audience primarily through social media, search engine marketing and affiliate agreements.
Competition. We compete with entertainment studios, production companies, distribution companies, creative agencies and content websites. We believe that our ability to compete successfully will depend primarily upon the following factors:

•
the quality and diversity of our content relative to that of our competitors and the third parties to whom we license our content, as well as the quality of the services provided by licensees of our content;

•	our continued ability to create new content that resonates with licensees and viewers; and

•	our ability to sell integration and sponsorship opportunities for our content.
IAC Films
Services. IAC Films provides production and producer services for feature films (primarily for initial sale and distribution in the United States and internationally). Our content is distributed through theatrical releases and video-on-demand services.
Revenue. IAC Films revenue is derived primarily from media production and distribution.
Marketing. We pay third parties to market our films to consumers through traditional offline marketing (national television and radio campaigns), trailers in theaters and digital marketing (primarily paid marketing through search engine and social media platforms), and to a lesser extent through viral marketing and paid advertisement in print media.
Competition. We compete with major studios, independent motion picture companies, distribution companies and digital media platforms. We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the quality and diversity of our films relative to those of our competitors;

•	our continued ability to retain the services of quality actors, directors, producers and other creative and technical personnel, as well as production financing; and

•	our continued ability to create new films that resonate with viewers and distribute them to a broad viewing audience through theaters and video-on-demand channels.
Daily Burn
Services. Daily Burn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, Roku and other Internet-enabled television platforms, as well as audio workouts downloadable to iOS and Android devices for workouts on the go.
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

Applications
Overview
Our Applications segment consists of:

•	Consumer, which develops and distributes downloadable desktop and mobile applications and includes Apalon, which houses our mobile applications, and SlimWare; and

•	Partnerships, which includes our business-to-business partnership operations.
Consumer
Through our Consumer business, we develop, market and distribute a variety of applications, primarily browser extensions, which consist of a browser tab page and related technology that together enable users to run search queries directly from their new tab page and web browsers. Many of our browser extensions are coupled with other applications that we have developed that provide users with access to various forms of content and software capabilities. These applications include: FromDoctoPDF, through which users can convert documents from one format into various others and share them across multiple platforms; MapsGalaxy, through which users can access accurate street maps, local traffic conditions and aerial and satellite street views; and WeatherBlink, through which users can access local weather conditions and satellite radar maps directly from their web browsers. Other applications target users with a special or passionate interest in select vertical categories (such as recipes, entertainment and astrology, among others) or provide users with particular reference information or access to specific capabilities (such as internet speed, online forms and package tracking, among others). We distribute these applications directly to consumers free of charge.
The Consumer business also includes: (i) Apalon, a mobile development company with one of the largest and most popular portfolios of mobile applications worldwide and (ii) SlimWare, a provider of community-powered software and services that clean, repair, update, secure and optimize computers, mobile phones and digital devices.
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
To a significantly lesser extent, the Applications segment's revenue also consists of fees related to subscription downloadable applications and services, fees related to paid mobile downloadable applications and display advertisements.
Competition
We compete with a wide variety of parties in connection with our efforts to develop, market and distribute applications and related technology directly and through third parties. Competitors of our Applications businesses include Google, Yahoo!, Bing and other third party browser extension, convenience search and desktop and mobile applications providers, as well as other search technology and convenience service providers.

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

•	secure cost-effective distribution arrangements with third parties; and

•	market and distribute our browser extensions and other applications directly to consumers in a cost-effective manner.
Publishing
Overview
Our Publishing segment consists of:

•	our Premium Brands business, which includes Dotdash (formerly About.com), Dictionary.com, Investopedia and The Daily Beast; and

•	our Ask & Other business, which primarily includes Ask Media Group, CityGrid and, for periods prior to its sale on June 30, 2016, ASKfm.
Our Publishing businesses publish digital content and/or provide search services to users. Those of our Publishing businesses that publish digital content (our Premium Brands) generate such content through various sources, including, for example, through a combination of internal and independent freelance subject matter "experts" in the case of Dotdash and internal editorial staff in the case of The Daily Beast, and/or acquire such content (or the rights to publish such content) from third parties. Those of our Publishing businesses that provide search services generally generate and display of a set of algorithmic search results, or hyperlinks to websites deemed relevant to search queries entered by users. In addition to these algorithmic search results, paid listings are also generally displayed in response to search queries. The paid listings displayed by our Publishing businesses are supplied to us by Google in the manner provided by and pursuant to our services agreement with Google, which is described above.
Premium Brands
Our Premium Brands business primarily consists of the following businesses:

•
Dotdash, which operates a network of digital brands that provide reliable information and inspiration in select vertical categories, including The Spruce (Home), The Balance (Money), Verywell (Health), Lifewire (Tech), TripSavvy (Travel) and ThoughtCo (Lifelong Learning);

•	Dictionary.com, which primarily provides online and mobile dictionary, thesaurus and reference services;

•	Investopedia, a resource for investment and personal finance education and information, as well as online courses through Investopedia Academy for a fee; and

•
The Daily Beast, a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors in the United States.

Ask & Other
Our Ask & Other business consists primarily of:

•	Ask Media Group, a collection of websites (including Ask.com) that provide general search services and information; and

•	CityGrid, an advertising network that integrates local content and advertising for distribution to affiliated and third party publishers across web and mobile platforms.

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

•	our ability to successfully generate and acquire content (or the rights thereto) in a cost-effective manner;

•	the relevance and authority of the content and search results featured on our various Publishing platforms; and

•	our ability to successfully market the content and search services offered by our Publishing businesses in a cost-effective manner.
Other
Our Other segment consisted of The Princeton Review, which provided a variety of educational test preparation, academic tutoring and college counseling services, ShoeBuy, an Internet retailer of footwear and related apparel and accessories, and PriceRunner, a shopping comparison website. The Princeton Review, ShoeBuy and PriceRunner were sold in March 2017, December 2016 and March 2016, respectively.
Employees
As of December 31, 2017, IAC and its subsidiaries employed approximately 7,000 employees. We believe that we generally have good relationships with our employees.
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
Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward-looking statements are based on IAC management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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
Risk Factors
Our success depends, in substantial part, on our continued ability to market, distribute and monetize our products and services through search engines, social media platforms and digital app stores.
The marketing, distribution and monetization of our products and services depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines, social media platforms and digital app stores, in particular, those operated by Google, Facebook and Apple. These platforms could decide not to market and distribute some or all of our products and services, change their terms and conditions of use at any time (and without notice), favor their own products and services over ours and/or significantly increase their fees. While we expect to maintain cost-effective and otherwise satisfactory relationships with these platforms, no assurances can be provided that we will be able to do so and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations. The risk factors below discuss these risks in the case of certain of our businesses in greater detail.
Our success depends, in part, upon the continued migration of certain markets and industries online and the continued growth and acceptance of online products and services as effective alternatives to traditional offline products and services.
Through our various businesses, we provide a variety of online products and services that continue to compete with their traditional offline counterparts. We believe that the continued growth and acceptance of online products and services generally will depend, to a large extent, on the continued growth in commercial use of the Internet (particularly abroad) and the continued migration of traditional offline markets and industries online.
For example, the success of the businesses within our Match Group segment depends, in substantial part, on the continued migration of the dating market online. We believe this migration will be driven, in substantial part, by the continued proliferation of mobile devices worldwide, which continues to expand the ways in which people can interact and build relationships, and increasing social acceptance and adoption of online dating products generally. The success of these businesses will also depend, in part, on our ability to continue to provide dating products that users find more efficient, effective, comfortable and convenient relative to traditional means of meeting people. The failure of a meaningful number of users to embrace our dating products and/or the return of a meaningful number of users to offline dating products and services could adversely affect the businesses within our Match Group segment, and in turn, our business, financial condition and results of operations.

Similarly, the success of the businesses within our ANGI Homeservices segment depends, in substantial part, on the continued migration of the home services market online. We believe that the digital penetration of the home services market remains low, with the vast majority of consumers continuing to search for, select and hire service professionals offline. While many consumer demographics have historically been (and remain) averse to finding service professionals online, others have demonstrated a greater willingness to embrace the online shift (for example, millennials). Service professionals must also embrace the online shift, which will depend, in substantial part, on whether online products and services help them to better connect and engage with consumers relative to traditional offline efforts. The speed and ultimate outcome of the shift of the home services market online for consumers and service professionals is uncertain and may not occur as quickly as we expect or at all. The failure or delay of a meaningful number of consumers and/or service professionals to migrate online and/or the return of a meaningful number of existing participants in the online home services market to offline markets could adversely affect the businesses within our ANGI Homeservices segment, and in turn, our business, financial condition and results of operations.
Lastly, our success also depends, in part, on our ability to compete for a share of available advertising expenditures as more traditional offline and emerging media companies continue to enter the online advertising market, as well as the continued growth and acceptance of online advertising generally. In addition to the factors discussed above in the case of online products and services generally, we believe that the continued growth and acceptance of online advertising generally will depend, in large part, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of mobile advertising), the extent to which web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage the continuing and increasing problem of click fraud. Any lack of growth in the market for online advertising (particularly for paid listings) and/or any decrease in the effectiveness and value of online advertising (whether due to changes in laws, changes in industry practices, the emergence of technologies that can block the display of advertisements across platforms or other developments) could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our continued ability to introduce new and enhanced products and services that resonate with consumers.
We may not be able to convert traffic to our various platforms into repeat users, nor increase user engagement levels, unless we continue to introduce new and enhanced products and services in response to evolving trends and technologies in the various markets in which we operate, as well as provide quality products and services that otherwise resonate with consumers.
Online products and services and related systems, technology and infrastructure, as well as the manner in which consumers access online products and services generally, have historically been, and are expected to continue to be, subject to rapid change and continuing evolution. We may not be able to adapt quickly enough or at all to online trends generally and/or trends in the various markets and industries in which we operate (including changes in the preferences and needs of our users and consumers generally), appropriately time the introduction of new and enhanced products and services and/or identify new business opportunities in a timely manner. Moreover, the evolving preferences and needs of our users and consumers could require timely and costly updates to our products and services and related systems, technology and infrastructure.
While the continued introduction of new and/or enhanced products and services is critical to our success, by definition, new products and services have limited operating histories, which could make it difficult for us to evaluate our then current business and future prospects. For example, through Match Group, we seek to tailor each of our dating brands and products to meet the preferences of specific user communities. Building a given dating brand or product is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditures. Although certain of our newer dating brands and products have experienced significant growth over relatively short periods of time, the historical growth rates of these dating brands and products may not be an indication of future growth rates for our newer dating brands and products generally. We have encountered, and may continue to encounter, risks and difficulties as we build new and/or enhanced products and services.
Lastly, new technologies and policies could interfere with our ability to offer our products and services. For example, third parties continue to introduce technologies (including new and enhanced web browsers and operating systems) that may limit or prevent consumers from installing certain types of applications and/or have features and policies that significantly lessen the likelihood that consumers will install our applications or that previously installed applications will remain in active use. Our failure to successfully modify our products and services in a cost-effective manner in response to the introduction and adoption of new technologies, features and policies and/or find alternative sources of revenue to support products and services that currently generate revenue through advertising, could adversely affect our business, financial condition and results of operations.
The failure to successfully address any of these risks could adversely affect our business, financial condition and results of operations.
Marketing efforts designed to drive traffic to our various brands and businesses may not be successful or cost-effective.
Traffic building and conversion initiatives involve considerable expenditures for online and offline advertising and marketing. We have made, and expect to continue to make, significant expenditures for search engine marketing (primarily in the form of the purchase of keywords, which we purchase primarily through Google and, to a lesser extent, Microsoft and Yahoo!), online display advertising and traditional offline advertising (including television and radio campaigns) in connection with these initiatives, which may not be successful or cost-effective. Historically, we have had to increase advertising and marketing expenditures over time in order to attract and convert consumers, retain users and sustain our growth.
In the case of paid advertising generally, our ability to market our brands on any given property or channel is subject to the policies of the relevant third party seller, publisher of advertising (including search engines and social media platforms) or marketing affiliate. As a result, a third party could limit our ability to purchase certain types of advertising and/or advertise certain of our products and services, which could affect our ability to compete effectively and, in turn, adversely affect our business, financial condition and results of operations. We cannot assure you that third parties will not limit or prohibit one or more of our businesses from using certain current or prospective marketing channels in the future. If a significant marketing channel were to impose such a limitation or prohibition on one of more of our businesses generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third party sellers, publishers of advertising and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.
In the case of our search engine marketing and optimization efforts, our failure to respond successfully to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may be unilaterally updated by search engines without advance notice), could adversely affect both our paid search engine marketing efforts and free search engine traffic. Such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within search results, any or all of which could increase our costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. Certain of our businesses engage in efforts similar to search engine optimization through Facebook and other social media platforms (for example, developing content designed to appear higher in a given Facebook News Feed and generate "likes") that involve challenges and risks similar to those we face in connection with our search engine marketing efforts.
Evolving consumer behavior can also affect the availability of cost-effective marketing opportunities. For example, as traditional television viewership declines and media is increasingly consumed through various digital means, the reach of traditional advertising channels is contracting and the number of digital advertising channels is expanding. To continue to reach consumers, engage with users and continue to grow in this environment, we will need to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video and other digital platforms), as well as targeted consumer and user campaigns via these channels. Generally, the opportunities in (and sophistication of) newer advertising channels are undeveloped and unproven relative to traditional channels, which could make it difficult for us to assess returns on our marketing investment in the case of these channels. In addition, as we increasingly depend on newer digital means for traffic, these efforts will involve challenges and risks similar to those we face in connection with our search engine marketing efforts.
Lastly, we also enter into various arrangements with third parties in an effort to drive traffic to our various brands and businesses, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term.
Any failure to attract and acquire new (and retain existing) consumer traffic and users in a cost-effective manner could adversely affect our business, financial condition and results of operations.
Certain of our brands and businesses operate in especially competitive industries and innovation by our competitors in these industries could adversely affect our business, financial condition and results of operations.

The dating and home services industries are competitive, with a consistent and growing stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas and/or with consumer demographics that we currently serve or may serve in the future. In addition, some of our competitors, given the primary business in which they engage, can market their products and services online in a more prominent and cost-effective manner than we can. Any of these advantages could enable our competitors to offer products and services that are more appealing to consumers than our products and services and/or respond more quickly and/or cost effectively than we do to evolving market opportunities and trends. For example, search engine providers continue to expand their product and service offerings into non-search-related categories, including home services. Search engine providers can and may display their own integrated or related home services products and services in a more prominent manner than our products and services in search results. This could result in a substantial decrease in free and paid traffic to the businesses within our ANGI Homeservices segment and, in turn, increased marketing expenditures (particularly if free traffic is replaced with paid traffic).

In addition, within the dating and home services industries, costs for consumers to switch among products and services are low or non-existent. And in the case of service providers, while they would lose amounts paid for Marketplace membership packages and advertising if they switched to a competitor before the expiration of the related term, costs for switching over the long term are low. Low switching costs, coupled with the propensity of consumers to try new products and services generally, will most likely result in the continued emergence of new products and services, entrants and business models in the dating and home services industries. Our inability to compete effectively against current or future competitors and new products and services that may emerge could result in decreases in the size and level of engagement of our user and service provider bases, which could have an adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of widely known consumer brands with strong brand appeal within their respective markets and industries, as well as a number of emerging brands that we are in the process of building. We believe that our success depends, in large part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our emerging brands. Our brands and brand-building efforts could be negatively impacted by a number of factors, including product and service quality concerns, consumer complaints, actions brought by consumers, inappropriate and/or criminal actions taken by users and related media coverage, actions taken by governmental or regulatory authorities and data protection and security breaches. In addition, trust in the integrity and objective, unbiased nature of the ratings and reviews found across our home services brands (particularly Angie’s List) contributes significantly to public perception of these brands and their ability to attract consumers and convert them into users. If consumers perceive that ratings and reviews are not authentic in general, the reputation and the strength of the relevant brand could be materially and adversely affected. Moreover, the inability to develop and introduce products and services that resonate with consumers, adapt quickly enough (and/or in a cost effective manner) to evolving changes in the Internet and related technologies, applications and devices and market our products and services successfully (or in a cost-effective manner), could adversely affect our various brands and brand-building efforts, and in turn, our business, financial condition and results of operations.
Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices.
Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices. As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). Despite these efforts, we may not be able to keep pace with evolving online trends generally and/or trends in the various markets and industries in which we operate (including changes in the preferences and needs of our users and consumers generally). Even if we do, new and/or enhanced products and services we offer may not resonate with consumers and, in turn, not generate sufficient traffic to our various brands and businesses. Moreover, we may not be able to monetize products and services for mobile and other digital devices as effectively as we have been able to monetize our traditional products and services.
In addition, the success of our mobile and digital applications is dependent on their interoperability with various third party operating systems, technology, infrastructure and standards over which we have no control and any changes to any of these things that compromise the quality or functionality of our mobile and digital applications could adversely affect their usage levels, and in turn, our ability to attract consumers and advertisers. Our failure or inability to successfully respond to the general shift of consumers to mobile and other digital devices could adversely affect our business, financial condition and results of operations.
Lastly, as technology continues to evolve, products and services that we develop for mobile and other digital devices could require us to modify our related systems, technology and infrastructure. If these modifications are not done in an efficient and cost-effective manner, our products and services for mobile and other digital devices (and related systems, technology and infrastructure) could be rendered obsolete.
The distribution and use of our products and services depends, in part, on third parties.
We distribute our products and services through a variety of third party publishers and distribution channels. For example, as consumers increasingly access our products and services through mobile applications, we (primarily in the case of our dating business and Apalon, one of the businesses within our Applications segment) increasingly depend upon the Apple App Store and the Google Play Store to distribute our mobile applications. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our mobile applications, including those relating to the amount of (and requirement to pay) certain fees associated with purchases facilitated by Apple and Google through our mobile applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute mobile applications through their stores. We cannot assure you that Apple or Google will not limit. eliminate or otherwise interfere with the distribution of our mobile applications. If either or both of them did so, our business, financial condition and results of operations could be adversely affected.
The use of certain of our products and services also depends, in part, on third parties. For example, many users of Match Group's Tinder and certain other dating products currently register for (and log in to) these dating products exclusively through their Facebook profiles. While Match Group recently launched an alternate authentication method that allows users to register for (and log into) Tinder using their mobile phone number, no assurances can be provided that this method will be widely adopted by users. Facebook has broad discretion to change its terms and conditions applicable to the use of its platform and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook as an authentication method and if Facebook did so and the alternate method described above is not widely adopted by users or becomes unavailable for any reason, Match Group’s, and in turn, our, business, financial condition and results of operations could be adversely affected.
Lastly, certain of the businesses within our Applications segment have entered into (and expect to continue to enter into) agreements to distribute search boxes, browser extensions and other applications to users through third parties. Most of these agreements are either non-exclusive and short-term in nature or, in the case of long‑term or exclusive agreements, are terminable by either party in certain specified circumstances. The inability of these businesses to enter into new (or renew existing) agreements to distribute search boxes, browser extensions and other applications through third parties for any reason would result in decreases in traffic to our various brands and businesses, queries and advertising revenue, which could have an adverse effect on our business, financial condition and results of operations.
General economic events or trends, particularly those that adversely impact advertising spending levels and consumer confidence and spending behavior, could harm our business, financial condition and results of operations.
We have historically been, and will continue to be, particularly sensitive to events and trends that adversely impact advertising spending levels and consumer confidence and spending behavior. A significant portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access), is attributable to online advertising, primarily revenue from our Applications and Publishing segments. Accordingly, we are particularly sensitive to events and trends that could result in decreased advertising expenditures. Advertising expenditures have historically been cyclical in nature, reflecting overall economic conditions and budgeting and buying patterns, as well as levels of consumer confidence and discretionary spending.
Similarly, some of our businesses (primarily those within our ANGI Homeservices segment) are particularly sensitive to events and trends that adversely impact consumer confidence and spending behavior. For example, in the event of a general economic downturn or sudden disruption in business conditions, consumer confidence, spending levels and access to credit could be adversely affected. The occurrence of any of these events or trends could result in consumers delaying or foregoing home services projects, which could result in decreases in Marketplace service requests and related fees paid by Marketplace service professionals for consumer matches, which could adversely affect our business, financial condition and results of operations.
In addition, because a significant number of service professionals across ANGI Homeservices brands are sole proprietorships and small businesses, they may be particularly impacted by events and trends that adversely impact consumer confidence, spending behavior and access to credit. If so, they may be less likely to pay for Marketplace membership and/or advertising, which could result in turnover at the Marketplace and/or any of our directories. Any significant and/or recurring turnover over a prolonged period could adversely impact the number and quality of service professionals in the Marketplace and our directories, as well as the reach of (and breadth of services offered through) the Marketplace and our directories, any or all of which could result in a decrease in traffic to ANGI Homeservices brands and businesses and increased costs, which could adversely affect our business, financial condition and results of operations.
In the recent past, adverse economic conditions have caused, and if such conditions were to recur in the future they could cause, decreases and/or delays in advertising expenditures and discretionary spending by consumers and limited access to credit, which would reduce our revenues and adversely affect our business, financial condition and results of operations.

Communicating with users and consumers via e-mail is critical to our success, and any erosion in our ability to communicate in this fashion that is not sufficiently replaced by other means could adversely affect our business, financial condition and results of operations.
Historically, one of our primary means of communicating with consumers and keeping our users engaged with our products and services has been via e-mail communication. As consumer habits continue to evolve in the era of mobile and other digital devices and messaging and social media apps, usage of e-mail, particularly among younger consumers, has declined and we expect this trend to continue. In addition, deliverability and other restrictions imposed by third party e-mail providers and/or applicable law could limit or prevent our ability to send e-mails to consumers and users. A continued and significant erosion in our ability to communicate successfully with consumers and users via e-mail could have an adverse impact on the user experience, user engagement levels and the rate at which non‑paying users become paid subscribers. While we continually work to find new means of communicating and connecting with consumers and our users (for example, through push notifications), we cannot assure you that such alternative means of communication will be as effective as e-mail has been historically. Any failure to develop or take advantage of new means of communication and/or limitations on such means imposed by applicable law, mobile and digital device manufacturers or otherwise could adversely affect our business, financial condition and results of operations.
Each of our dating products monetizes users at different rates. If a meaningful migration of our user base from our higher monetizing dating products to our lower monetizing dating products were to occur, it could adversely affect our business, financial condition and results of operations.
Through Match Group, we own, operate and manage a large and diverse portfolio of dating products. Each dating product has its own mix of free and paid features designed to optimize the user experience for, and revenue generation from, that product’s user community. In general, the mix of features for the various dating products within our more established brands leads to higher monetization rates per user than the mix of features for the various dating products within our newer brands. If a significant portion of our user base were to migrate to our less profitable dating brands, our business, financial condition and results of operations could be adversely affected.
As the distribution of our dating products through digital app stores increases, in order to maintain our profit margins, we may need to offset increasing digital app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user or by engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
As users of our dating products continue to shift to mobile and other digital devices, we increasingly rely upon the Apple App Store and the Google Play Store to distribute our mobile applications. While our mobile dating applications are generally free to download from these stores, users can purchase subscriptions and certain à la carte features through these applications. We determine the prices at which these subscriptions and features are sold; however, related purchases must be processed through the in-app payment systems provided by Apple and, to a lesser extent, Google. As a result, we pay Apple and Google, as applicable, a share (generally 30%) of the revenue we receive from these transactions. While we are constantly innovating on and creating our own payment systems and methods, given the increasing distribution of our dating products through digital app stores and in-app payment system requirements, we may need to offset these increased digital app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user or engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, of the ability of ANGI Homeservices to establish and maintain relationships with quality service professionals.
We will need to continue to attract, retain and grow the number of skilled and reliable service professionals who can provide home services that consumers want in a timely manner across ANGI Homeservices platforms. To do so, we must continue to offer products and services that resonate with consumers and service professionals generally, as well provide service professionals with an attractive return on their marketing and advertising investments. If we fail to provide compelling products and services across ANGI Homeservices brands and businesses, Marketplace service professionals may leave (or fail to join) the Marketplace and certified service professionals may leave (of fail to join) the Angie’s List nationwide online directory, one or both of which would result in a less attractive overall digital marketplace for consumers seeking quality service professionals. Any decrease in quality service professionals (or the lack of new quality service professionals) would result in a smaller and less diverse Marketplace and smaller and less diverse directories, which could adversely impact the consumer experience, and in turn, result in decreases in service requests and directory searches, which could adversely impact our business, financial condition and results of operations.

We depend upon arrangements with Google and any adverse change in this relationship could adversely affect our business, financial condition and results of operations.
A meaningful portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access) is attributable to a services agreement with Google. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated by users of our Applications and Publishing properties. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search‑related services. Our current agreement with Google expires on March 31, 2020 and we may choose to terminate this agreement effective March 31, 2019.
The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google’s system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to advertisers) of clicks on paid listings from searches performed on our Applications and Publishing properties and these judgments factor into the amount of revenue we receive. Google also makes judgments about the relative attractiveness (to users) of paid listings from searches and these judgments factor into the amount of advertisements we can purchase. Changes to the amount Google charges advertisers, the efficiency of Google’s paid listings network, Google's judgment about the relative attractiveness to advertisers of clicks on paid listings from our Applications and Publishing properties or to the parameters applicable to the display of paid listings generally could result in a decrease in the amount of revenue we receive from Google and could adversely affect our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.
Our services agreement with Google also requires that we comply with certain guidelines for the use of Google brands and services, including guidelines that govern which products and applications may access Google services, and the manner in which Google’s paid listings are displayed within search results across various third party platforms and products (including our Applications and Publishing properties). Our services agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for certain of our Applications properties could, if not cured, result in the suspension of some or all Google services to our properties (or the websites of our third party partners) and/or the termination of the services agreement by Google.
The termination of the services agreement by Google, the curtailment of our rights under the agreement (whether pursuant to the terms thereof or otherwise) and/or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate paid listings provider (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.
Foreign currency exchange rate fluctuations could adversely affect our results of operations.
We operate in certain foreign markets, primarily in various jurisdictions within the European Union, and as a result, are exposed to foreign exchange risk for both the Euro and British Pound ("GBP"). During the fiscal years ended December 31, 2017 and 2016, approximately 30% and 26%, respectively, of our total revenues were international revenues. We translate international revenues into U.S. Dollar-denominated results. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of our international businesses into U.S. Dollars affects the period-over-period comparability of operating results. The average GBP and Euro versus the U.S. Dollar exchange rate was approximately 5% higher and 2% lower, respectively, in 2017 compared to 2016.
We are also exposed to foreign currency exchange gains and losses to the extent we or are subsidiaries conduct transactions in, and/or have assets and/or liabilities that are denominated in, a currency other than the relevant entity's functional currency. We recorded foreign currency exchange losses of $16.8 million and gains of $34.4 million for the fiscal years ended December 31, 2017 and 2016, respectively. The increase in GBP versus the U.S. Dollar during 2017 and the decrease in the GBP versus the U.S. Dollar during 2016 following the Brexit vote on June 23, 2016 generated the majority of our foreign currency exchange losses and gains during these fiscal years. For additional detail regarding these gains and losses, see "Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Risk."
Foreign currency exchange gains and losses historically have not been material to the Company. As a result, historically, we have not hedged our foreign currency exposures. The continued growth and expansion of our international operations into new markets and jurisdictions increases our exposure to foreign exchange rate fluctuations. Significant foreign currency exchange rate fluctuations, in the case of one currency or collectively with other currencies, could adversely affect our future results of operations.
We may not be able to protect our systems, technology and infrastructure from cyberattacks. In addition, we may be adversely impacted by cyberattacks experienced by third parties. Any disruption of our systems, technology and infrastructure or compromise of our user data or other information due to cyberattacks could adversely affect our business, financial condition and results of operations.
We are regularly under attack by perpetrators of malicious technology-related events, such as cyberattacks, computer hacking, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks, attempts to misappropriate user information (including credit card information) or other malicious activities. Events of this nature could compromise the integrity of our systems, technology and infrastructure, as well as our various products and services, which could in turn adversely affect our users. The incidence of events of this nature (or any combination thereof) is on the rise worldwide.
While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our various businesses (and their respective systems, technology, infrastructure, products, services and users), and have invested (and continue to invest) heavily in these efforts and related personnel and training, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite our efforts, we cannot assure you that we will not experience significant events of this nature in the future and if such an event does occur, that it will not adversely affect our business, financial condition and results of operations.
Any cyberattack or security breach we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines and/or litigation that could result in liability to third parties. Even if we do not experience such events, the impact of any such events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our operations) could have a similar effect. Moreover, even cyberattacks and security breaches that do not impact us directly may result in consumers being less likely to use online products and services generally.
In addition, we may not have adequate insurance coverage to compensate for losses resulting from any of these events.
If the security of personal, confidential or sensitive user information, including credit card information, that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event, our reputation could be harmed and our business, financial condition and results of operations could be adversely affected.
We receive, process, store and transmit a significant amount of personal, confidential or sensitive user or other information, including credit card information, and in the case of certain of our products and services, enable users to share their personal information with each other. In some cases, we retain third party vendors to store this information. While we continuously develop and maintain systems to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If any such event were to occur, we may not be able to remedy the event, and we may have to expend significant capital and other resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. If a breach of our security (or the security of third party vendors we have retained) occurs, the perception of the effectiveness of our security measures and our reputation may be harmed, we could lose users and the recognition of our various brands and businesses and their competitive positions could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.

We are subject to a number of risks related to credit card payments, including data security breaches, fraud that we or third parties experience or additional regulation, any of which could adversely affect our business, financial condition and results of operations.
Certain of our businesses accept payment (including recurring payments) from users, primarily through credit card transactions and certain online payment service providers. The ability of these businesses to access payment information on a real time‑basis without having to proactively reach out to users to process payments for products and services (including auto-renewal payments or payments for premium features on or with certain of our products or services) is critical to our success.
When we or a third party experience(s) a data security breach involving credit card information, affected cardholders will often cancel their cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base, the greater the number of accounts impacted and the more likely it is that our users would be impacted by such a breach. If our users are ever affected by such a breach, we would need to contact affected individuals to obtain new payment information and process any pending transactions. It is likely that we would not be able to reach all affected individuals, and even if we could, new payment information for some individuals may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations.
Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of providers of online products and services to protect their personal information generally, which could cause them to stop using their credit cards online and choose alternative payment methods that are not as convenient for us or restrict our ability to process payments without significant effort.
Our ability to access credit card information on a real-time basis without having to proactively reach out to affected individuals could also be adversely impacted by increases in various fees charged by credit card companies and processors (such as transaction, interchange, chargeback and/or other fees), the malfunction of credit card billing systems and software and non-compliance with applicable payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard ("PCI DSS"), a security standard with which companies that collect, store or transmit certain data related to credit and debit cards, credit and debit card holders and credit and debit card transactions are required to comply.
If we fail to adequately prevent fraudulent credit card transactions and/or comply with the PCI DSS, we could face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related costs and substantial remediation costs, any of which could adversely affect our business, financial condition and results of operations.
The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights and compliance with laws designed to prevent unauthorized access of personal data could be costly.
We receive, transmit and store a large volume of personal information and other user data (including personal credit card data, as well as private content (such as videos and correspondence)) in connection with the processing of search queries, the provision of online products and services, payment transactions and advertising on our various properties. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses. These policies are, in turn, subject to federal, state and foreign laws and regulations, as well as evolving industry standards and practices, regarding privacy generally and the sharing, storage, use, disclosure and protection of personal information and user data. These laws, regulations, standards and practices are changing, inconsistent and conflicting and subject to differing interpretations, and new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.
For example, in 2016, the European Commission adopted the General Data Protection Regulation (the "GDPR"), a comprehensive European Union privacy and data protection reform that becomes effective in May 2018. The GDPR, which applies to companies that are organized in the European Union (or otherwise provide services to (or monitor) consumers who reside in the European Union), imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. In addition, the European Union is considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies in connection with the provision of online products and services to consumers who reside in the European Union. In addition, the potential exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and how we handle personal data of consumers who reside in the United Kingdom. In addition, there are a number of draft privacy laws and regulations under consideration in the U.S. (including in various states) and in various foreign jurisdictions in which we do business.
While we believe that we comply with applicable privacy policies, laws and regulations, as well as evolving industry standards and practices relating to privacy and data security in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws and regulations, standards and practices, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Moreover, any failure or perceived failure by us (or the third parties with whom we have contracted to handle such information) to comply with applicable privacy policies, laws, regulations or privacy‑related contractual obligations or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. In the case of such an event, our reputation may be harmed, we could lose current and potential users and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
In addition, compliance with the numerous privacy and data protection laws in the various countries in which our businesses operate (particularly the GDPR) could be costly, as well as result in delays in the development of new products and services if significant resources are allocated to compliance efforts, particularly as these laws become more comprehensive in scope, more commonplace and continue to evolve. If these costs and/or product and service delays are significant, our business, financial condition and results of operations could be adversely affected.
Lastly, evolving privacy and data protection laws in the various countries in which are businesses operate could prevent us from introducing products and services in jurisdictions in which we wish to do business and/or continuing to offer certain products and services in jurisdictions in which we currently operate. If markets in new jurisdictions in which we cannot do business are large and/or revenue attributable to products and services we can no longer offer is significant, our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, on the integrity and quality of our systems, technology and infrastructure and those of third parties. System interruptions and the lack of integration and redundancy in our and third party information systems may adversely affect our business.
To succeed, our systems, technology and infrastructure must perform well on a consistent basis. From time to time, we may experience occasional interruptions that make some or all of our systems, technology, infrastructure or user data unavailable or that prevent us from providing products and services; any such interruption could arise for any number of reasons. Furthermore, fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions may damage or interrupt computer, data, cloud-based web hosting, broadband, wireless or other storage or communications systems at any time. Any event of this nature could cause system interruptions, delays and loss of critical data, and could prevent us from providing our products and services to consumers. While we have backup systems in place for certain aspects of our operations, our systems, technology and infrastructure are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Any such interruptions or outages, regardless of the cause, could negatively impact the consumer experience, tarnish the reputation of our brands and decrease demand for our products and services, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our systems, technology and infrastructure to improve the consumer experience, accommodate substantial increases in traffic volume to our various brands, ensure acceptable page load times and keep up with technology and evolving user and consumer preferences. Any failure to do so in a timely and cost-effective manner could adversely affect the user experience across our brands and businesses, which could adversely affect demand for our products and services and/or increase our costs, any of which could adversely affect our business, financial condition and results of operations.
We also rely on third party computer systems, data center service providers, cloud-based web hosting service providers and broadband, wireless and other communications systems service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with users. We have no control over any of these third parties or their operations.

Any interruptions, outages or delays in our systems, technology and infrastructure or those of our third party providers, changes in service levels or any deterioration in performance, could impair our ability to provide our products and services and/or process certain transactions. If any of these events were to occur, it could damage our reputation and result in the loss of users, which could adversely affect our business, financial condition and results of operations and otherwise be costly to remedy.
Mr. Diller and certain members of his family collectively have sole voting and/or investment power over a significant percentage of the voting power of our stock. As a result, Mr. Diller and these family members are able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.
As of the date of this report, Mr. Diller, his spouse, Diane von Furstenberg, and his stepson, Alexander von Furstenberg, collectively beneficially own 5,789,499 shares of IAC Class B common stock by virtue of their respective voting and/or investment power(s) over these securities, 4,530,075 of which are held in trusts for the benefit of Mr. Diller and certain members of his family and the remainder of which are held by Mr. Diller personally. Shares of IAC Class B common stock beneficially owned by Mr. Diller, his spouse and his stepson collectively represent 100% of IAC’s outstanding Class B common stock and, together with shares of IAC common stock held as of the date of this report by Mr. von Furstenberg (58,542), a trust for the benefit of certain members of Mr. Diller's family (136,711) and a family foundation (1,711), represent approximately 43.1% of the total outstanding voting power of IAC (based on the number of shares of IAC common stock outstanding on February 2, 2018). As of the date of this report, Mr. Diller also holds 800,000 vested options and 500,000 unvested options to purchase IAC common stock.
In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive and he beneficially owns (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) at least 5,000,000 shares of IAC Class B common stock and/or common stock in which he has a pecuniary interest (including IAC securities beneficially owned by him directly and indirectly through trusts for the benefit of him and certain members of his family), he generally has the right to consent to limited matters in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.
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
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across IAC and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge to successors and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.
Our indebtedness may affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of December 31, 2017, we had total debt outstanding of approximately $2.1 billion, including $1.3 billion and $275 million of total debt outstanding at Match Group and ANGI Homeservices, respectively. As of that date, we had borrowing availability of $300 million, and Match Group had borrowing availability of $500 million, under our respective revolving credit facilities. Neither Match Group, ANGI Homeservices nor any of their respective subsidiaries guarantee any indebtedness of IAC or are currently subject to any of the covenants related to such indebtedness. Similarly, neither IAC nor any of its subsidiaries (other than Match Group and its subsidiaries in the case of Match Group indebtedness and ANGI Homeservices and its subsidiaries in the case of ANGI Homeservices indebtedness) guarantee any indebtedness of Match Group or ANGI Homeservices nor are subject to any of the covenants related to such indebtedness.

The terms of the indebtedness of IAC, Match Group and ANGI Homeservices could:

•	limit our respective abilities to obtain additional financing to fund working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	limit our respective abilities to use operating cash flow in other areas of our respective businesses because we must dedicate a substantial portion of these funds to service indebtedness;

•	limit our respective abilities to compete with other companies who are not as highly leveraged;

•	restrict any one or more of us from making strategic acquisitions, developing properties or exploiting business opportunities;

•	restrict the way in which one or more of us conducts business because of financial and operating covenants in the agreements governing our indebtedness;

•
expose one or more of us to potential events of default under financial and operating covenants contained in our respective debt instruments, which if not cured or waived, could have a material adverse effect on our business, financial condition and operating results;

•	increase our respective vulnerabilities to a downturn in general economic conditions or in pricing of our various products and services; and

•	limit our respective abilities to react to changing market conditions in the various industries in which we do business.
In addition to our respective debt service obligations, the operations of IAC, Match Group and ANGI Homeservices require substantial investments on a continuing basis. The ability of any of us to make scheduled debt payments, to refinance indebtedness obligations and to fund capital and non-capital expenditures necessary to maintain the condition of our respective operating assets and properties, as well as to provide capacity for the growth of our respective businesses, depends on our respective financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.
Subject to certain restrictions in the agreements governing certain indebtedness, we and our subsidiaries may incur significant additional indebtedness, including additional unsecured and secured indebtedness. Although the terms of agreements governing certain indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be significant. If we and/or any of our subsidiaries incur additional indebtedness, the risks described above could increase.
Also, if an event a default has occurred or our leverage ratio exceeds thresholds specified in the agreements governing our indebtedness, our ability to pay dividends or to make distributions and repurchase or redeem our stock would be limited and the agreements governing the indebtedness of Match Group and ANGI Homeservices contain similar restrictions. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Position, Liquidity and Capital Resources-Financial Position."
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
The ability of IAC, Match Group and ANGI Homeservices to satisfy our respective debt obligations will depend upon, among other things:

•
our respective future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
the future ability of IAC and Match Group to borrow under our respective revolving credit agreements, as well as the future ability of ANGI Homeservices to add one or more incremental term loans or revolving facilities under its credit agreement, the availability of which will depend on, among other things, compliance with the covenants in the agreements governing such indebtedness.

We cannot assure you that we, Match Group of ANGI Homeservices will generate sufficient cash flow from our respective operations, or that we, Match Group or ANGI Homeservices will be able to otherwise take the actions described immediately above, in amounts sufficient to fund our respective liquidity needs. See also "-We may not freely access the cash of Match Group, ANGI Homeservices and their respective subsidiaries" below.
If cash flows and capital resources are insufficient to service indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity, and/or negotiate with our lenders to restructure the applicable debt, in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. The agreements governing the indebtedness of IAC, Match Group and/or ANGI Homeservices may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.
We may not freely access the cash of Match Group, ANGI Homeservices and their respective subsidiaries.
IAC's potential sources of cash include our available cash balances, net cash from the operating activities of certain of our subsidiaries, availability under our revolving credit facility and proceeds from asset sales, including marketable securities. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or become subject. The agreements governing the indebtedness of Match Group and ANGI Homeservices limit their ability to pay dividends or make distributions, loans or advances to stockholders, including IAC. In addition, because Match Group and ANGI Homeservices are separate and distinct legal entities with public shareholders, they have no obligation to provide us with funds, whether by dividends, distributions, loans or other payments.
Variable rate indebtedness will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
As of December 31, 2017, Match Group and ANGI Homeservices had $425 million and $275 million, respectively, of indebtedness outstanding under their respective term loans. Borrowings under both term loans are, and any borrowings under the revolving credit facilities of IAC or Match Group will be, at variable interest rates. Indebtedness that bears interest at variable rates exposes us to interest rate risk. Match Group's term loan bears interest at LIBOR plus 2.50% and as of December 31, 2017, the rate in effect was 3.85%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the Match Group term loan would increase or decrease by $4.3 million. The ANGI Homeservices term loan bears interest at LIBOR plus 2.00% and as of December 31, 2017, the rate in effect was 3.38%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Homeservices term loan would increase or decrease by $2.8 million. See also "Item 7A-Quantitative and Qualitative Disclosures About Market Risk."
You may experience dilution with respect to your investment in IAC, and IAC may experience dilution with respect to its investments in Match Group and ANGI Homeservices, as a result of compensatory equity awards.
We have issued various compensatory equity awards, including stock options, stock appreciation rights and restricted stock unit awards denominated in shares of our common stock, as well as in equity of our various consolidated subsidiaries, including Match Group and ANGI Homeservices. For more information regarding these awards and their impact on our diluted earnings per share calculation, see "Note 13-Stock-Based Compensation" and "Note 12-Earnings Per Share,” respectively, to the consolidated financial statements included in "Item 8-Consolidated Financial Statements and Supplementary Data."
The issuance of shares of IAC common stock in settlement of these equity awards could dilute your ownership interest in IAC. Awards denominated in shares of Match Group or ANGI Homeservices common stock that are settled in shares of those subsidiaries could dilute IAC’s ownership interest in Match Group and ANGI Homeservices, respectively. The dilution of our ownership stake(s) in Match Group and/or ANGI Homeservices could impact our ability, among other things, to maintain Match Group and/or ANGI Homeservices as part of our consolidated tax group for U.S. federal income tax purposes, to effect a tax-free distribution of our Match Group and/or ANGI Homeservices stake(s) to our stockholders or to maintain control of Match Group and/or ANGI Homeservices. As we generally have the right to maintain our levels of ownership in Match Group and ANGI Homeservices to the extent Match Group or ANGI Homeservices issues additional shares of their respective capital stock in the future pursuant to investor rights agreements, we do not intend to allow any of the foregoing to occur.
With respect to awards denominated in shares of our non-publicly traded subsidiaries, we estimate the dilutive impact of those awards based on our estimated fair value of those subsidiaries. Those estimates may change from time to time, and the fair value determined in connection with vesting and liquidity events could lead to more or less dilution than reflected in our diluted earnings per share calculation.
We may not be able to identify suitable acquisition candidates and even if we do so, we may experience operational and financial risks in connection with acquisitions and/or not realize anticipated benefits following acquisitions. In addition, some of the businesses we acquire may incur significant losses from operations or experience impairment of carrying value.
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
We may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions, including the Combination. In addition, the anticipated benefits of one or more acquisitions, including the anticipated synergies, cost savings and growth opportunities we expect to realize as a result of the Combination, may not be realized. Also, future acquisitions could result in increased operating losses, potentially dilutive issuances of equity securities and the assumption of contingent liabilities. Lastly, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.
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
Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks, including among others:

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
We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, can subject us to claims or other remedies and otherwise harm our business. Some of these laws, such as income, sales, use, value‑added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the various types of businesses in which we are engaged. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. In addition, evolving Internet business practices may attract increased legal and regulatory attention. For example, the U.S. Federal Trade Commission continues to monitor the use of paid search and online "native" advertising (a form of advertising in which sponsored content is presented in a manner that could be viewed as similar to traditional editorial content) to ensure that it is presented in a manner that is not confusing or deceptive.
Any failure on our part to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. In addition, if the laws to which we are currently subject are amended or interpreted adversely to our interests, or if new adverse laws are adopted, our products and services might need to be modified to comply with such laws, which would increase our costs and could result in decreased demand for our products and services to the extent that we pass on such costs to our users. Specifically, in the case of tax laws, positions that we have taken or will take are subject to interpretation by the relevant taxing authorities. While we believe that the positions we have taken to date comply with applicable law, there can be no assurances that the relevant taxing authorities will not take a contrary position, and if so, that such positions will not adversely affect us. Any events of this nature could adversely affect our business, financial condition and results of operations.
Moreover, laws that adversely impact use (or growth in use) of the Internet or that regulate the practices of third parties upon which we rely to provide our online products and services could decrease user demand for our products and services, increase costs or otherwise harm our business. For example, in December 2017, the U.S. Federal Communications Commission (the "FCC") adopted an order reversing its May 2016 Open Internet Order, which codified "network neutrality," the principle that Internet service providers should treat all data traveling through their networks the same, not discriminating or charging differentially by content, website, platform or application. As a result of this reversal, broadband Internet access providers now have more power to prioritize different types of Internet traffic and set pricing, which means they could discriminate against Internet traffic of our businesses in favor of others (by way of blocking or throttling traffic from our businesses, "paid prioritization" of traffic through their networks generally or other similar actions) and/or charge us to provide our products and services via their networks. If any of these actions were to occur, our costs could increase and our business, financial condition and results of operations would be adversely affected.
Lastly, the passage or adoption of any new or amended legislation or regulation affecting the ability of our businesses to periodically charge for recurring membership or subscription payments could harm our business. For example, the European Union Payment Services directive, which became effective in January 2018 and regulates payment services and payment service providers, could restrict the ability of certain of our businesses to process auto-renewal payments for, as well offer promotional or differentiated pricing tiers to, users who reside in the European Union.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. We also rely, to a lesser extent, upon patented and patent-pending proprietary technologies with expiration dates ranging from 2019 to 2038.
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
Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization and/or laws (or interpretations of laws) regarding the enforceability of our existing intellectual property rights can change in an adverse manner. The occurrence of any of these events could result in the erosion of our brands and limitations on our ability to control marketing on or through the Internet using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.
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
Rules of the Securities and Exchange Commission require the description of material pending legal proceedings (other than ordinary, routine litigation incidental to the registrant's business) to which the registrant or any of its subsidiaries is a party or to which any of their property is subject and advise that proceedings ordinarily need not be described if they primarily involve claims for damages for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis. In the judgment of Company management, none of the pending litigation matters that the Company and its subsidiaries are defending, including the litigation matters described below, involves or is likely to involve amounts of that magnitude. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any such matters may be material to our financial position or operations based upon the standard set forth in the rules of the Securities and Exchange Commission.
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
On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule. On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint. The amended pleading focused solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on

December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017. On September 27, 2017, the court issued an opinion and order: (i) denying, without prejudice to renewal, the defendants’ motions and (ii) directing the plaintiffs to file a further amended pleading addressing the deficiencies in the amended consolidated complaint that were identified in the defendants’ motions. On October 30, 2017, the plaintiffs filed a second amended consolidated complaint, which among other things, dropped their claim under Section 12 of the Securities Act of 1933. Pursuant to an agreed-upon briefing schedule approved by the court, the defendants filed motions to dismiss the second amended consolidated complaint on December 15, 2017, the plaintiffs filed an opposition to the motions on January 29, 2018, and the defendants filed replies to the opposition on February 20, 2018. We and Match Group believe that the material allegations and claims in this lawsuit are without merit and intend to continue to defend vigorously against it.
Consumer Class Action Challenging Tinder’s Age-Tiered Pricing

On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount. On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint. On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means. On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action. On February 1, 2016, the plaintiff filed a notice of appeal from the judgment. On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act. Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, Tinder intends to file a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision. We and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Stockholder Matters
IAC common stock is quoted on the Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "IAC." There is no established public trading market for IAC Class B common stock. The table below sets forth, for the calendar periods indicated, the high and low sales prices per share for IAC common stock as reported on NASDAQ. As February 28, 2018, the closing price of IAC common stock on NASDAQ was $148.91.

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$137.86	$116.59
Third Quarter	119.53	98.91
Second Quarter	107.98	72.84
First Quarter	77.46	64.69
Year Ended December 31, 2016
Fourth Quarter	$68.75	$60.39
Third Quarter	64.00	55.41
Second Quarter	57.14	45.37
First Quarter	60.56	38.82
As of February 2, 2018, there were approximately 1,300 holders of record of the Company's common stock and five holders of record (all trusts for the benefit of Mr. Diller and certain members of his family) of the Company's Class B common stock. As of the date of this report, there were six holders of record (Mr. Diller and five trusts for the benefit of Mr. Diller and certain members of his family) of the Company's Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial shareholders represented by these record holders.
We did not pay any cash or other dividends to holders of our common and Class B common stock in 2016 and 2017 and do not currently expect that any cash or other dividends will be paid to holders of our common and Class B common stock in the near future. Any future cash or other dividend declarations are subject to the determination of IAC's Board of Directors.
During the quarter ended December 31, 2017, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2017. As of that date, 8,580,742 shares of common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data
The following selected financial data for the five years ended December 31, 2017 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:(a)
Revenue	$3,307,239	$3,139,882	$3,230,933	$3,109,547	$3,022,987
Earnings (loss) from continuing operations	358,008	(16,151)	113,374	234,557	281,799
Earnings from discontinued operations (b)	—	—	—	174,673	1,926
Net (earnings) loss attributable to noncontrolling interests	(53,084)	(25,129)	6,098	5,643	2,059
Net earnings (loss) attributable to IAC shareholders	304,924	(41,280)	119,472	414,873	285,784
Earnings (loss) per share from continuing operations attributable to IAC shareholders:
Basic	$3.81	$(0.52)	$1.44	$2.88	$3.40
Diluted	$3.18	$(0.52)	$1.33	$2.71	$3.27

Dividends declared per share	$—	$—	$1.36	$1.16	$0.96

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Total assets	$5,867,810	$4,645,873	$5,188,691	$4,241,421	$4,183,810
Long-term debt:
Current portion of long-term debt	13,750	20,000	40,000	—	—
Long-term debt, net	1,979,469	1,582,484	1,726,954	1,064,536	1,062,446
_________________________________________________________________________

(a)	We recognized items that affected the comparability of results for the years 2017, 2016 and 2015, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b)
There were no discontinued operations for the three years ended December 31, 2017. For the year ended December 31, 2014, earnings from discontinued operations were due to the release of tax reserves related to the expiration of the statutes of limitations for federal income taxes for the years 2001 through 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments:

•	Match Group - is the world's leading provider of dating products, operating a portfolio of brands, including Tinder, Match, PlentyOfFish and OkCupid.

•
ANGI Homeservices - is the world's largest digital marketplace for home services, connecting millions of homeowners across the globe with home service professionals, and operates leading brands in eight countries, including HomeAdvisor and Angie's List.

•	Video - consists of Vimeo, Electus, IAC Films and Daily Burn.

•
Applications - consists of Consumer, which includes our direct-to-consumer downloadable desktop applications, Apalon, which houses our mobile operations, and SlimWare, which houses our downloadable desktop software and service operations; and Partnerships, which includes our business-to-business partnership operations.

•
Publishing - consists of Premium Brands, which includes Dotdash, Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which primarily includes Ask Media Group, CityGrid and, for periods prior to its sale on June 30, 2016, ASKfm.

•	Other - consists of The Princeton Review, ShoeBuy and PriceRunner, for periods prior to their sales on March 31, 2017, December 30, 2016 and March 18, 2016, respectively.
Operating metrics:
In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our businesses are set forth below:
Match Group

•	North America - consists of the financial results and metrics associated with users located in the United States and Canada.

•	International - consists of the financial results and metrics associated with users located outside of the United States and Canada.

•	Direct Revenue - is revenue that is received directly from end users of its products and includes both subscription and à la carte revenue.

•	Subscribers - are users who purchase a subscription to one of Match Group's products. Users who purchase only à la carte features are not included in Subscribers.

•	Average Subscribers - is the number of Subscribers at the end of each day in the relevant measurement period divided by the number of calendar days in that period.

•
Average Revenue per Subscriber (or "ARPU") - is Direct Revenue from Subscribers in the relevant measurement period (whether in the form of subscription or à la carte) divided by the Average Subscribers in such period and further divided by the number of calendar days in such period. Direct Revenue from users who are not Subscribers and have purchased only à la carte features is not included in ARPU.

ANGI Homeservices

•
Marketplace (formerly HomeAdvisor Domestic) Revenue - reflects revenue from the HomeAdvisor domestic marketplace service, including consumer connection revenue for consumer matches and membership subscription revenue from service professionals. It excludes other North America operating subsidiaries within the segment.

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

Video

•	Vimeo ending subscribers - are the number of subscribers to Vimeo's SaaS video tools at the end of the period.
Operating costs and expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features and (ii) payments made to partners who distribute our Partnerships customized browser-based applications and who integrate our paid listings into their websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes production costs related to media produced by Electus and other businesses within our Video segment, hosting fees, compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center operations and Match Group customer service functions, credit card processing fees, content costs, and expenses associated with the operation of the Company's data centers. For periods prior to the sale of The Princeton Review and ShoeBuy, cost of revenue also includes rent and cost for teachers and tutors and cost of products sold, including shipping and handling costs, respectively.

•
Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites and third parties that distribute our Consumer downloadable desktop applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the Match Group and ANGI Homeservices brands, and compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing and sales support.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources, and customer service functions (except for Match Group which includes customer service costs within cost of revenue), fees for professional services, facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below).

•
Product development expense - consists primarily of compensation (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology.

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the future operating performance of the acquired company. The amounts ultimately paid are generally dependent upon earnings performance and/or operating metrics as stipulated in the relevant purchase agreements. The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled. If the payment date of the liability is longer than one year, the amount is initially recorded net of a discount, which is amortized as an expense each period. In a period where the acquired company is expected to perform better than the previous estimate, the liability will be increased resulting in additional expense; and in a period when the acquired company is expected to perform worse than the previous estimate, the liability will be decreased resulting in income. The year-over-year impact can be significant, for example, if there is income in one period and expense in the other period.

Long-term debt:

•
Exchangeable Notes - On October 2, 2017, a finance subsidiary of the Company issued $517.5 million aggregate principal of 0.875% Exchangeable Senior Notes due October 1, 2022, which notes are guaranteed by the Company and are exchangeable into shares of the Company's common stock. A portion of the proceeds were used to repay the outstanding balance of the 4.875% Senior Notes (described below). Interest is payable each April 1 and October 1, which commences on April 1, 2018. The outstanding balance of the Exchangeable Notes as of December 31, 2017 is $517.5 million. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events.

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15, a portion of which were exchanged for the Match Group 6.75% Senior Notes (described below) on November 16, 2015. The outstanding balance of the 4.75% Senior Notes as of December 31, 2017 is $34.9 million.

•	4.875% Senior Notes - The outstanding balance of $361.9 million was redeemed on November 30, 2017, using a portion of the proceeds from the Exchangeable Notes.

•	Match Exchange Offer - Match Group exchanged $445 million of Match Group 6.75% Senior Notes for a substantially like amount of 4.75% Senior Notes on November 16, 2015.

•
Match Group 6.75% Senior Notes - Match Group's 6.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15. Match Group's 6.75% Senior Notes were issued in exchange for the 4.75% Senior Notes on November 16, 2015. The outstanding balance of $445.2 million was redeemed on December 17, 2017 with the proceeds from the Match Group 5.00% Senior Notes (described below) and cash on hand.

•
Match Group Term Loan - a seven-year term loan entered into by Match Group on November 16, 2015 in the original amount of $800 million. During 2016, Match Group made $450 million of principal payments, $400 million of which was funded from proceeds of the 6.375% Senior Notes (described below). On August 14, 2017, the Match Group Term Loan was increased by $75 million to $425 million, repriced the outstanding balance at LIBOR plus 2.50% and reduced the LIBOR floor to 0.00%. The outstanding balance of the Match Group Term Loan as of December 31, 2017 is $425 million. The interest rate on the Match Group Term Loan at December 31, 2017 is 3.85%.

•
Match Group 6.375% Senior Notes - Match Group's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the Match Group 6.375% Senior Notes as of December 31, 2017 is $400 million.

•
Match Group 5.00% Senior Notes - Match Group's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which commences on June 15, 2018. The proceeds, along with cash on hand, were used to redeem the outstanding balance of the Match Group 6.75% Senior Notes. The outstanding balance of the Match Group 5.00% Senior Notes as of December 31, 2017 is $450 million.

•
ANGI Homeservices Term Loan - a five-year term loan entered into by ANGI Homeservices on November 1, 2017 in the amount of $275 million. The ANGI Homeservices Term Loan currently bears interest at LIBOR plus 2.00%. The outstanding balance of the ANGI Homeservices Term Loan as of December 31, 2017 is $275 million. The interest rate on the ANGI Homeservices Term Loan at December 31, 2017 is 3.38%.

See "Note 9—Long-term Debt" to the consolidated financial statements included in "Item 8. Consolidated Financial Statements and Supplementary Data" for further information.
Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA.

MANAGEMENT OVERVIEW
IAC is a leading media and Internet company composed of widely known consumer brands, such as Match, Tinder, PlentyOfFish and OkCupid, which are part of Match Group's online dating portfolio, HomeAdvisor and Angie's List, which are operated by ANGI Homeservices, as well as Vimeo, Dotdash, Dictionary.com, The Daily Beast and Investopedia.
Sources of Revenue
Match Group's revenue is primarily derived directly from users in the form of recurring subscription fees, which typically provide unlimited access to a bundle of features for a specific period of time. Revenue is also derived from à la carte features, where users pay a fee for a specific action or event, and from online advertisers who pay to reach our large audiences.
ANGI Homeservices revenue is primarily derived from consumer connection revenue, which includes fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service) and membership subscription fees paid by service professionals. Consumer connection revenue varies based upon certain factors including the service requested, type of match (such as Instant Booking, Instant Connect, same day service or next day service) and geographic location of service. Effective with the Combination (described below), revenue is also derived from Angie's List sales of time-based advertising to service professionals and membership subscription fees from consumers.
A substantial portion of the revenue from our Applications and Publishing segments is derived from online advertising, most of which is attributable to our services agreement with Google Inc. ("Google"). The Company's services agreement became effective on April 1, 2016, following the expiration of the previous services agreement. The services agreement expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that we comply with certain guidelines promulgated by Google, and Google may generally unilaterally update its policies and guidelines without advance notice. Any such updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the years ended December 31, 2017, 2016 and 2015, revenue earned from Google was $740.7 million, $824.4 million and $1.3 billion, respectively. For the years ended December 31, 2017, 2016 and 2015, revenue earned from Google represents 83%, 87% and 94% of Applications revenue and 71%, 73% and 83% of Publishing revenue, respectively.
The revenue earned by our Video segment is derived from subscriptions, media production and distribution, and advertising.
The Princeton Review's revenue was primarily earned from fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. ShoeBuy's revenue was derived principally from merchandise sales. PriceRunner's revenue was derived principally from advertising.
Strategic Partnerships, Advertiser Relationships and Online Advertising
A meaningful portion of the Company's revenue is attributable to the services agreement with Google described above. For the years ended December 31, 2017, 2016 and 2015, revenue earned from Google represents 22%, 26% and 40%, respectively, of our consolidated revenue.
We pay traffic acquisition costs, which consist of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features and payments made to partners who distribute our Partnerships customized browser-based applications and who integrate our paid listings into their websites. We also pay to market and distribute our services on third-party distribution channels, such as search engines and social media websites such as Facebook. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own services and products, as well as those of other third parties, which compete with those we offer.
We market and offer our services and products to consumers through branded websites, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses.

2017 Developments
Combination and Acquisitions
On October 18, 2017, Vimeo acquired Livestream, a leading live video solution that powers millions of events a year.
On September 29, 2017, the Company's HomeAdvisor segment and Angie's List, Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At December 31, 2017, IAC owned 86.9% and 98.5% of the economic and voting interest, respectively, of ANGI Homeservices. See "Note 4—Business Combination" to the consolidated financial statements included in "Item 8. Consolidated Financial Statements and Supplementary Data" for additional information related to the Combination. In connection with the Combination, the Company changed the name of its HomeAdvisor segment to ANGI Homeservices and year-over-year comparisons for financial results for this segment are to the historical results of the HomeAdvisor segment (adjusted to reflect corporate allocations from IAC). During the year ended December 31, 2017, the Company incurred $44.1 million in costs related to this transaction (including severance, retention, transaction and integration related costs) as well as deferred revenue write-offs of $7.8 million. The Company expects the remaining aggregate amount of transaction-related expenses, including deferred revenue write-offs, during 2018 to be in the range of $10 million to $20 million. The Company also incurred $122.1 million in stock-based compensation expense during 2017 related to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination. Stock-based compensation expense arising from the Combination is expected to be approximately $70 million in 2018.
HomeAdvisor acquired controlling interests in MyBuilder Limited ("MyBuilder") on March 24, 2017, and HomeStars Inc. ("HomeStars") on February 8, 2017, leading home services platforms in the United Kingdom and Canada, respectively.
Financing Transactions
On December 4, 2017, Match Group completed a private offering of $450 million aggregate principal amount of its 5.00% Senior Notes due December 15, 2027. The proceeds from these notes, along with cash on hand, were used to redeem the outstanding balance of the Match Group 6.75% Senior Notes of $445.2 million on December 17, 2017.
On November 1, 2017, ANGI Homeservices borrowed $275 million under a five-year term loan facility.
On October 2, 2017, a finance subsidiary of the Company issued $517.5 million aggregate principal amount of Exchangeable Notes due October 1, 2022, which notes are guaranteed by the Company and are exchangeable into shares of the Company's common stock. The proceeds from these notes were, in part, loaned to IAC, which repaid the outstanding balance of its 4.875% Senior Notes of $361.9 million on November 30, 2017. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events.
On August 14, 2017, Match Group increased its Term Loan by $75 million to $425 million, repriced the outstanding balance at LIBOR plus 2.50% and reduced the LIBOR floor to 0.00%. Previously, the interest charged on the Match Group Term Loan was LIBOR plus 3.25%, with a LIBOR floor of 0.75%.
Other Developments
During 2017, the Company repurchased 0.7 million shares of common stock at an average price of $69.73 per share, or $50.1 million in aggregate.
On October 23, 2017, Match Group sold a cost method investment for net proceeds of $60.2 million. The gain on sale of $9.1 million is included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
In July 2017, Match Group elected to convert all outstanding equity awards of its wholly-owned subsidiary Tinder, which awards were primarily held by current and former Tinder employees, to stock options of Match Group (the "Tinder Equity Plan Settlement"). Subsequently, during 2017, Match Group made cash payments of approximately $520 million to cover both withholding taxes paid on behalf of employees exercising these converted awards, as these awards were net settled, and the purchase of certain fully vested awards.

On March 31, 2017, Match Group sold its non-dating business, consisting of The Princeton Review. The non-dating business does not meet the threshold to be reflected as a discontinued operation at the IAC level. The Company moved the non-dating business to its “Other” segment effective March 31, 2017 and prior period segment data has been recast to conform to this presentation.
2017 Consolidated Results
In 2017, the Company's revenue increased $167.4 million, or 5%, operating income increased $221.1 million from a loss of $32.6 million in the prior year and Adjusted EBITDA grew $74.1 million, or 15%. Revenue increased due primarily to an increase of $237.5 million from ANGI Homeservices due, in part, to the Combination, growth of $212.6 million from Match Group and $48.3 million from Video, partially offset by a decline of $259.4 million from Other due to the sales of ShoeBuy, The Princeton Review and PriceRunner on December 30, 2016, March 31, 2017 and March 18, 2016, respectively, and a decline of $45.5 million from Publishing primarily due to the effects of the Google contract. The operating income increase was due primarily to the inclusion in 2016 of a $275.4 million goodwill impairment charge at Publishing, an increase of $74.1 million in Adjusted EBITDA, described below, and a decrease of $37.3 million in amortization of intangibles, partially offset by an increase of $159.8 million in stock-based compensation expense due, in part, to the Combination. The goodwill impairment charge at Publishing in 2016 was driven by the impact from the Google contract, traffic trends and monetization challenges. The Adjusted EBITDA increase was due primarily to growth of $65.6 million from Match Group, a profit from Publishing of $31.5 million in 2017 compared to a loss of $7.6 million in 2016 and growth of $4.5 million from Applications, partially offset by increased losses of $14.5 million from Corporate, $9.2 million from Video and a decline of $8.0 million from ANGI Homeservices due primarily to costs of $44.1 million (including severance, retention, transaction and integration related costs) and deferred revenue write-offs of $7.8 million related to the Combination.
Other events affecting year-over-year comparability that occurred prior to 2017 include:

(i)	the sale of ASKfm on June 30, 2016 (reflected in the Publishing segment)

(ii)	acquisitions in 2016 and 2015:

•	MyHammer Holding AG ("MyHammer") on November 3, 2016 (reflected in the ANGI Homeservices segment)

•	PlentyOfFish on October 28, 2015 (reflected in the Match Group segment); and

•	Pairs (also known as Eureka) on April 24, 2015 (reflected in the Match Group segment).

(iii)
costs of $4.9 million and $16.8 million in 2016 and 2015, respectively, related to the consolidation and streamlining of technology systems and European operations at the Match Group segment. This project was complete as of December 31, 2016.

(iv)
restructuring charges in 2016 of $15.6 million and $2.6 million at the Publishing and Applications segments, respectively, to reduce costs in light of significant declines in revenue from the new Google contract, which was effective April 1, 2016, as well as declines from certain other legacy businesses.

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015
Revenue

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$1,330,661	$212,551	19%	$1,118,110	$208,405	23%	$909,705
ANGI Homeservices	736,386	237,496	48%	498,890	137,689	38%	361,201
Video	276,994	48,345	21%	228,649	15,332	7%	213,317
Applications	577,998	(26,142)	(4)%	604,140	(156,608)	(21)%	760,748
Publishing	361,837	(45,476)	(11)%	407,313	(284,373)	(41)%	691,686
Other*	23,980	(259,385)	(92)%	283,365	(11,456)	(4)%	294,821
Inter-segment elimination	(617)	(32)	(6)%	(585)	(40)	(7)%	(545)
Total	$3,307,239	$167,357	5%	$3,139,882	$(91,051)	(3)%	$3,230,933
________________________
* The Other segment consists of the results of PriceRunner, ShoeBuy and The Princeton Review for periods prior to the sales of these businesses, which occurred on March 18, 2016, December 30, 2016 and March 31, 2017, respectively. Beginning in the second quarter of 2017, as a result of the sales of these businesses, the Other segment does not include any financial results.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Match Group revenue increased 19% driven by International Direct Revenue growth of $146.3 million, or 38%, and North America Direct Revenue growth of $67.6 million, or 10%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 33% and 9%, respectively, due primarily to continued growth in Subscribers at Tinder. Total ARPU increased 1%.
ANGI Homeservices revenue increased 48% driven by growth of $152.5 million, or 36%, at Marketplace (formerly HomeAdvisor Domestic) and 55% at the European business. Marketplace Revenue growth was driven by a 37% increase in Marketplace Service Requests to 18.1 million and a 26% increase in Marketplace Paying SPs to 181,000. Revenue growth at the European business was driven by the acquisitions of controlling interests in MyHammer on November 3, 2016 and MyBuilder on March 24, 2017, as well as by organic growth across other regions. Revenue in 2017 includes a contribution of $58.9 million from Angie's List since the date of the Combination, which reflects a reduction in revenue of $7.8 million due to the write-off of deferred revenue related to the Combination.
Video revenue increased 21% driven by the sales of The Meyerowitz Stories (New and Selected) and The Legacy of a Whitetail Deer Hunter and the release of Lady Bird at IAC Films and strong growth at Vimeo, which had ending subscribers of 873,000, an increase of 14% year-over-year, partially offset by a decline at Electus.
Applications revenue decreased 4% due to a decrease of $37.8 million, or 27%, in Partnerships, partially offset by an increase of $11.7 million, or 3%, in Consumer. Partnerships revenue continued to decline due primarily to the loss of certain partners. The growth in Consumer was due primarily to growth of 37% at Apalon, driven by higher advertising and subscription revenue, and growth at SlimWare, driven by higher subscription revenue, partially offset by lower revenue per query at the Consumer desktop applications business. Apalon and SlimWare together comprised 16% of total Applications revenue in 2017.
Publishing revenue decreased 11% due to $58.8 million, or 20%, lower Ask & Other revenue, partially offset by $13.3 million, or 12%, higher Premium Brands revenue. Ask & Other revenue decreased due to declines in paid traffic primarily as a result of the Google contract. Premium Brands revenue increase was due to growth at Investopedia and Dotdash due to an increase in organic traffic and advertising revenue.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Match Group revenue increased 23% driven by higher Average Subscribers at both North America and International, up 22% and 46%, respectively, due primarily to growth in Subscribers at Tinder and the contribution from the 2015 acquisition of PlentyOfFish. This revenue growth was partially offset by a 6% decline in ARPU. North America and International ARPU decreased 5% and 7%, respectively, due primarily to the continued mix shift towards lower ARPU brands, including Tinder and PlentyOfFish, which had lower price points compared to Match Group's more established brands. North America ARPU decline was partially offset by an increase in mix-adjusted rates.
ANGI Homeservices revenue increased 38% due primarily to 44% growth at Marketplace and 18% growth at the European business. Marketplace Revenue growth was driven by a 34% increase in Marketplace Service Requests to 13.2 million and a 41% increase in Marketplace Paying SPs to 143,000. Revenue growth at the European business was driven by organic growth across all regions as well as the acquisition of a controlling interest in MyHammer.
Video revenue increased 7% due primarily to growth at Electus, Vimeo and Daily Burn, partially offset by lower revenue from IAC Films as 2015 benefited from the release of the movie While We're Young. Vimeo's ending subscribers were 768,000, an increase of 14%, compared to 2015.
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
Publishing revenue decreased 41% due to 54% lower Ask & Other revenue and 25% lower Premium Brands revenue. Ask & Other revenue decreased due to a decline in revenue at Ask Media Group primarily as a result of the new Google contract, which became effective April 1, 2016, as well as declines from certain other legacy businesses. Premium Brands revenue decreased due primarily to declines in monetization, mainly attributable to the new Google contract and organic traffic at Dotdash, partially offset by strong growth at Investopedia and The Daily Beast.
Other revenue decreased 4% due to the sale of PriceRunner on March 18, 2016 and a 6% decrease in revenue at The Princeton Review, partially offset by growth at ShoeBuy. The decrease in revenue at The Princeton Review was primarily due to fewer in-person SAT test preparation courses and in-person tutoring sessions, partially offset by an increase in online and self-paced services.
Cost of revenue

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$651,008	$(104,722)	(14)%	$755,730	$(22,431)	(3)%	$778,161
As a percentage of revenue	20%			24%			24%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Cost of revenue in 2017 decreased from 2016 due to decreases of $169.4 million from Other, $31.6 million from Publishing and $20.9 million from Applications, partially offset by increases of $83.9 million from Match Group, $25.9 million from Video and $8.2 million from ANGI Homeservices.

•	The Other decrease was due to the sales of ShoeBuy and The Princeton Review.

•
The Publishing decrease was due primarily to reductions of $15.2 million in traffic acquisition costs driven by a decline in revenue at Ask & Other, $8.4 million in rent expense due to vacating a data center in the fourth quarter of 2016 and $6.5 million in content costs due primarily to Dotdash due, in part, to its vertical brand strategy which launched in the second quarter of 2016.

•
The Applications decrease was due primarily to a reduction of $16.6 million in traffic acquisition costs driven by a decline in revenue at Partnerships and a decrease of $2.9 million in compensation due, in part, to the reductions in workforce in 2016.

•	The Match Group increase was due primarily to increases of $75.4 million in in-app purchase fees and $5.9 million in hosting fees. The increases were due primarily to the growth at Tinder.

•
The Video increase was due primarily to an increase in production costs at IAC Films related to the sales of The Meyerowitz Stories (New and Selected) and The Legacy of a Whitetail Deer Hunter and the release of Lady Bird in the current year period, the contribution from Livestream, which was acquired on October 18, 2017, and an increase of $2.6 million in hosting fees at Vimeo due to subscription growth, partially offset by lower production costs at Electus.

•
The ANGI Homeservices increase was due primarily to the inclusion of expense of $3.7 million from Angie's List resulting from the Combination, an increase of $2.8 million in credit card processing fees due to higher revenue and an increase of $1.6 million in hosting fees, partially offset by a reduction in traffic acquisition costs of $0.4 million.

For the year ended December 31, 2016 compared to the year ended December 31, 2015
Cost of revenue in 2016 decreased from 2015 due to decreases of $54.7 million from Applications and $47.0 million from Publishing, partially offset by increases of $61.3 million from Match Group, $7.7 million from Video, $7.1 million from Other and $2.9 million from ANGI Homeservices.

•	The Applications decrease was due primarily to a reduction of $52.0 million in traffic acquisition costs driven by a decline in revenue at Partnerships.

•
The Publishing decrease was due primarily to reductions of $40.0 million in traffic acquisition costs and $4.6 million in content costs driven by a decline in revenue at Ask & Other, partially offset by $9.2 million in restructuring charges in 2016 related to vacating a data center facility and severance costs in connection with a reduction in workforce.

•	The Match Group increase was due primarily to a significant increase in in-app purchase fees across multiple brands, including Tinder, and the 2015 acquisitions of PlentyOfFish and Pairs.

•
The Video increase was due primarily to a net increase in production costs at our media and video businesses and an increase in hosting fees related to Vimeo's subscription growth, increased video plays and expanded On Demand catalog. These increases were partially offset by a reduction in investment in content costs at Vimeo in 2016.

•
The Other increase was due primarily to an increase in cost of products sold at ShoeBuy due to increased sales, partially offset by a mix shift to higher margin online products from in-person courses at The Princeton Review and the sale of PriceRunner.

•	The ANGI Homeservices increase was due primarily to an increase of $1.9 million in credit card processing fees due to higher revenue and an increase of $0.6 million in traffic acquisition costs.
Selling and marketing expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Selling and marketing expense	$1,381,221	$134,124	11%	$1,247,097	$(101,196)	(8)%	$1,348,293
As a percentage of revenue	42%			40%			42%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Selling and marketing expense in 2017 increased from 2016 due to increases of $157.3 million from ANGI Homeservices, $26.5 million from Match Group and $17.5 million from Video, partially offset by decreases of $37.6 million from Publishing and $22.3 million from Other.

•
The ANGI Homeservices increase was due primarily to higher online and offline marketing of $78.2 million, of which $5.3 million was from the inclusion of Angie's List, an increase of $64.9 million in compensation, of which $24.4 million was from the inclusion of Angie's List, and $9.5 million of expense from acquisitions made prior to the Combination. The increase in marketing is due primarily to increased organic investment including television spend. Compensation increased due primarily to an increase of $24.9 million in stock-based compensation expense, of which $9.8 million was from the inclusion of Angie's List, an increase in the sales force and the inclusion of $7.4 million in severance and retention costs related to the Combination. The increase in stock-based compensation expense was due primarily to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination.

•
The Match Group increase was due primarily to higher offline and online marketing of $15.3 million and an increase in compensation of $9.1 million. The increase in marketing is due primarily to an increase in strategic investments in certain international markets at the Tinder business and increased marketing related to the launch of a new brand in Europe, partially offset by a reduction in marketing spend at Match Group's affinity brands. The increase in compensation is primarily related to an increase in headcount at Tinder and the employer portion of payroll taxes paid in connection with the exercise of Match Group options. As a percentage of revenue, selling and marketing expense decreased due primarily to a continued shift towards brands with lower marketing spend and reductions in marketing spend at the affinity brands.

•
The Video increase was due primarily to increases in both online and offline marketing at Vimeo and IAC Films of $10.6 million and $6.5 million, respectively, and compensation at Vimeo and Electus of $2.4 million and $1.7 million, respectively, partially offset by a decrease of $3.5 million in offline marketing at Daily Burn.

•
The Publishing decrease was due primarily to a reduction of $26.6 million in online marketing, principally related to lower Ask & Other revenue resulting from changes in the Google contract, and a decrease of $8.0 million in compensation due, in part, to reductions in workforce that occurred in 2016 including $3.1 million in restructuring costs in 2016.

•	The Other decrease was due to the sales of ShoeBuy and The Princeton Review.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Selling and marketing expense in 2016 decreased from 2015 due to decreases of $130.2 million from Publishing, $40.1 million from Applications and $11.1 million from Video, partially offset by an increase of $80.8 million from ANGI Homeservices.

•
The Publishing decrease was due primarily to a reduction of $132.6 million in online marketing, resulting from a decline in revenue, partially offset by $3.1 million in restructuring charges in 2016 related to severance costs in connection with a reduction in workforce.

•
The Applications decrease was due primarily to a decline of $37.5 million in online marketing, principally related to lower anticipated search revenue from our downloadable desktop applications at Consumer.

•	The Video decrease was due primarily to a reduction of $8.9 million in online marketing driven primarily by Vimeo.

•
The ANGI Homeservices increase was due primarily to higher online and offline marketing of $51.2 million and an increase of $27.8 million in compensation due primarily to an increase in the sales force.

General and administrative expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
General and administrative expense	$719,257	$188,811	36%	$530,446	$18,391	4%	$512,055
As a percentage of revenue	22%			17%			16%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
General and administrative expense in 2017 increased from 2016 due to increases of $192.9 million from ANGI Homeservices, $44.8 million from Match Group and $20.0 million from Corporate, partially offset by decreases of $58.5 million from Other, $10.2 million from Applications and $9.0 million from Publishing.

•
The ANGI Homeservices increase was due primarily to higher compensation of $130.7 million, of which $38.4 million was from the inclusion of Angie's List, and $24.3 million in costs related to the Combination including transaction related costs of $14.3 million and integration related costs of $10.0 million. The increase in compensation was due primarily to an increase of $100.5 million in stock-based compensation expense, of which $18.0 million was from the inclusion of Angie's List, an increase in headcount from business growth and the inclusion of $11.8 million in severance and retention costs in 2017 related to the Combination. The increase in stock-based compensation expense was due principally to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination as well as a modification charge related to a HomeAdvisor equity award in 2017. General and administrative expense also includes increases of $9.2 million in bad debt expense due, in part, to higher Marketplace Revenue, $3.9 million in outsourced customer service expense and $3.2 million in software license and maintenance costs, as well as $9.8 million of expense from acquisitions made prior to the Combination.

•
The Match Group increase was due primarily to an increase of $20.6 million in compensation, a change of $14.5 million in acquisition-related contingent consideration fair value adjustments (expense of $5.3 million in 2017 versus income of $9.2 million in 2016) and an increase of $6.8 million in professional fees. The increase in compensation was due to an increase of $9.1 million in stock-based compensation expense due primarily to an increase in expense related to a subsidiary denominated equity award held by a non-employee, which award was settled in the third quarter of 2017, the employer portion of payroll taxes paid in connection with the exercise of Match Group options and an increase in headcount from business growth. The increase in professional fees was due primarily to the Tinder Equity Plan Settlement.

•
The Corporate increase was due primarily to higher compensation costs in 2017, including an increase in stock-based compensation expense due primarily to the issuance of new equity awards since 2016 and higher professional fees.

•	The Other decrease was due primarily to the sales of The Princeton Review and ShoeBuy.

•
The Applications decrease was due primarily to the inclusion in 2016 of $12.0 million in expense related to an acquisition-related contingent consideration fair value adjustment and a $2.9 million favorable legal settlement in 2017.

•	The Publishing decrease was due primarily to the effect of the reductions in workforce in 2016, $2.3 million in restructuring costs included in 2016 and the sale of ASKfm on June 30, 2016.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
General and administrative expense in 2016 increased from 2015 due to increases of $22.1 million from ANGI Homeservices, $12.6 million from Match Group and $10.5 million from Applications, partially offset by decreases of $14.1 million from Publishing, $10.9 million from Other and $3.0 million from Corporate.

•
The ANGI Homeservices increase was due primarily to higher compensation of $10.8 million due, in part, to increased headcount, an increase in bad debt expense due to higher Marketplace Revenue, an increase in software license and maintenance costs and $2.1 million in transaction-related costs in 2016.

•
The Match Group increase was due primarily to an increase of $7.5 million in compensation, an increase of $4.0 million in rent due to growth in the business and a decrease in income of $1.9 million in acquisition-related contingent consideration fair value adjustments. The increase in compensation was due to an increase in headcount from both acquisitions and existing business growth, partially offset by a decrease of $2.1 million in stock-based compensation expense due primarily to the inclusion in 2015 of a modification charge related to certain equity awards, partially offset by the issuance of new equity awards since 2015.

•
The Applications increase was due primarily to a change of $13.8 million in acquisition-related contingent consideration fair value adjustments, which was due to expense of $12.0 million in 2016 versus income of $1.8 million in 2015, partially offset by a decrease in compensation due, in part, to a decrease in headcount related to a reduction in workforce that took place in the first half of 2016.

•
The Publishing decrease was due primarily to the sale of ASKfm and a decrease in bad debt expense, partially offset by $2.3 million in restructuring charges in 2016 primarily related to severance costs in connection with a reduction in workforce.

•	The Other decrease was due primarily to decreases in consulting expenses and non-income tax related items at The Princeton Review.

•
The Corporate decrease was due primarily to a decrease in stock-based compensation expense resulting from the inclusion in 2015 of a modification charge and a greater number of awards being forfeited in 2016 compared to 2015, partially offset by the issuance of new equity awards in 2016.

Product development expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Product development expense	$250,879	$38,114	18%	$212,765	$16,142	8%	$196,623
As a percentage of revenue	8%			7%			6%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Product development expense in 2017 increased from 2016 due to increases of $27.3 million from ANGI Homeservices, $23.0 million from Match Group and $5.2 million from Video, partially offset by decreases of $6.3 million from Publishing, $4.6 million from Other and $4.4 million from Applications.

•
The ANGI Homeservices increase was due primarily to an increase of $23.0 million in compensation, of which $6.8 million was from the inclusion of Angie's List, and $2.9 million of expense from acquisitions made prior to the Combination. The increase in compensation was due principally to an increase of $14.5 million in stock-based compensation expense due to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards in connection with the Combination and increased headcount.

•
The Match Group increase was due primarily to an increase of $20.7 million in compensation driven by an increase of $14.4 million related to increased headcount and the employer portion of payroll taxes paid in connection with the exercise of Match Group options, and an increase of $6.3 million in stock-based compensation expense due primarily to new grants issued since 2016.

•	The Video increase was due primarily to the acquisition of Livestream.

•
The Publishing decrease was due primarily to lower compensation and other employee-related costs of $3.8 million due, in part, to reductions in workforce in 2016 including $1.2 million in restructuring costs in 2016 and the sale of ASKfm.

•	The Other decrease was due primarily to the sale of The Princeton Review.

•	The Applications decrease was due primarily to a decrease of $3.6 million in compensation due, in part, to a decrease in headcount related to reductions in workforce in 2016.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Product development expense in 2016 increased from 2015 due to increases of $14.1 million from Match Group, $3.8 million from ANGI Homeservices, $3.3 million from Video and $2.3 million from Publishing, partially offset by a decrease of $6.6 million from Applications.

•
The Match Group increase was primarily related to an increase of $7.4 million in stock-based compensation expense, increased headcount at Tinder, and the 2015 acquisitions of PlentyOfFish and Pairs. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards and a net increase in expense associated with the modification of certain equity awards since 2015.

•	The ANGI Homeservices increase was due primarily to an increase of $2.5 million in compensation and other employee-related costs due primarily to an increase in headcount.

•	The Video increase was due primarily to an increase in compensation at Vimeo due, in part, to increased headcount.

•	The Publishing increase was due primarily to $1.2 million in restructuring charges related to severance costs in connection with a reduction in workforce.

•
The Applications decrease was due primarily to a decrease of $4.4 million in compensation due, in part, to a decrease in headcount related to a reduction in workforce that took place in the first half of 2016.

Depreciation

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Depreciation	$74,265	$2,589	4%	$71,676	$9,471	15%	$62,205
As a percentage of revenue	2%			2%			2%
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Depreciation in 2017 increased from 2016 due primarily to the increased depreciation at ANGI Homeservices and Match Group related to continued corporate growth, partially offset by the sales of The Princeton Review and ShoeBuy.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Depreciation in 2016 increased from 2015 due primarily to acquisitions and capital expenditures, partially offset by certain fixed assets becoming fully depreciated.
Operating income (loss)

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$360,517	$44,968	14%	$315,549	$102,568	48%	$212,981
ANGI Homeservices	(149,176)	(174,539)	NM	25,363	26,931	NM	(1,568)
Video	(35,659)	(8,003)	(29)%	(27,656)	11,100	29%	(38,756)
Applications	130,176	20,513	19%	109,663	(65,482)	(37)%	175,145
Publishing	15,670	350,087	NM	(334,417)	(307,725)	(1153)%	(26,692)
Other	(5,621)	6,057	52%	(11,678)	16,933	59%	(28,611)
Corporate	(127,441)	(17,992)	(16)%	(109,449)	3,462	3%	(112,911)
Total	$188,466	$221,091	NM	$(32,625)	$(212,213)	NM	$179,588

As a percentage of revenue	6%			(1)%			6%
________________________
NM = Not meaningful.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Operating income in 2017 increased from a loss in 2016 due primarily to the inclusion in 2016 of a $275.4 million goodwill impairment charge at Publishing, an increase of $74.1 million in Adjusted EBITDA described below, and a decrease of $37.3 million in amortization of intangibles, partially offset by an increase of $159.8 million in stock-based compensation expense, a change of $3.2 million in acquisition-related contingent consideration fair value adjustments and an increase of $2.6 million in depreciation expense. The goodwill impairment charge at Publishing in 2016 was driven by the impact from the

Google contract, traffic trends and monetization challenges. The decrease in amortization of intangibles was due primarily to lower expense in 2017 as a result of a Publishing trade name and certain intangible assets from the PlentyOfFish acquisition now being fully amortized, partially offset by expense in 2017 related to the Combination. Amortization of intangibles was further impacted by the inclusion of an impairment charge in 2016 of $11.6 million related to certain Publishing indefinite-lived trade names. The increase in stock-based compensation expense was due primarily to an increase of $140.3 million at ANGI Homeservices due primarily to the modification and acceleration charges related to the Combination, as well as an increase in expense related to a subsidiary denominated equity award held by a non-employee, which award was settled during the third quarter of 2017, and the issuance of new equity awards since 2016.
At December 31, 2017, there was $423.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Operating income in 2016 decreased to a loss from 2015 despite an increase of $15.4 million in Adjusted EBITDA described below, due primarily to increases of $261.3 million in goodwill impairment charges, $9.5 million in depreciation and a change of $18.0 million in acquisition-related contingent consideration fair value adjustments, partially offset by a decrease of $60.5 million in amortization of intangibles. The increase in goodwill impairment charges was due to the write-off of goodwill of $275.4 million at Publishing in 2016 compared to the write-off of goodwill of $14.1 million at ShoeBuy in 2015. The goodwill impairment charge at Publishing was driven by the impact from the new Google contract, which was effective April 1, 2016, traffic trends and monetization challenges and the corresponding impact on the then estimated fair value. The Publishing goodwill impairment charge was recorded in the second quarter of 2016. The change in acquisition-related contingent consideration fair value adjustments was primarily the result of expense in 2016 of $2.6 million versus income of $15.5 million in 2015. The decrease in amortization of intangibles was due primarily to a reduction in impairment charges during 2016, partially offset by $23.3 million in amortization related to a change in classification of a Publishing trade name from an indefinite-lived intangible asset to a definite-lived intangible asset, effective April 1, 2016. The Company recorded an impairment charge in 2016 of $11.6 million compared to an impairment charge in 2015 of $88.0 million all related to certain Publishing indefinite-lived trade names.
For a detailed description of the Publishing goodwill and indefinite-lived intangible asset impairments, see "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
Adjusted EBITDA

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Match Group	$468,941	$65,561	16%	$403,380	$118,826	42%	$284,554
ANGI Homeservices	37,858	(7,993)	(17)%	45,851	29,138	174%	16,713
Video	(30,446)	(9,199)	(43)%	(21,247)	17,137	45%	(38,384)
Applications	136,757	4,481	3%	132,276	(51,982)	(28)%	184,258
Publishing	31,470	39,041	NM	(7,571)	(95,359)	NM	87,788
Other	(1,532)	(3,334)	NM	1,802	(2,932)	(62)%	4,734
Corporate	(67,755)	(14,483)	(27)%	(53,272)	601	1%	(53,873)
Total	$575,293	$74,074	15%	$501,219	$15,429	3%	$485,790

As a percentage of revenue	17%			16%			15%
For a reconciliation of operating income (loss) for the Company's reportable segments and net (loss) earnings attributable to IAC's shareholders to Adjusted EBITDA, see "Note 14—Segment Information" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

For the year ended December 31, 2017 compared to the year ended December 31, 2016
Match Group Adjusted EBITDA increased 16% due primarily to an increase of $212.6 million in revenue and lower selling and marketing expense as a percentage of revenue due to the ongoing product mix towards brands with lower marketing spend and a reduction in marketing spend at Match Group's affinity brands, partially offset by an increase in cost of revenue, general and administrative expense and product development expense. General and administrative expense and product development expense increased due, in part, to expense of $12.7 million associated with the employer portion of payroll taxes and professional fees resulting from the Tinder Equity Plan Settlement.
ANGI Homeservices Adjusted EBITDA decreased to $37.9 million, despite an increase of $237.5 million in revenue, due primarily to an increase in selling and marketing expense, higher compensation expense due, in part, to increase headcount, the inclusion in 2017 of $44.1 million in costs related to the Combination (including severance, retention, transaction and integration related costs) and increases in bad debt expense due, in part, to higher Marketplace Revenue, outsourced customer service expense and software license and maintenance costs. The higher losses at the European businesses were driven primarily by the European expansion strategy, including increased investment in online and offline marketing and higher compensation costs. Adjusted EBITDA in 2017 was further impacted by write-offs of deferred revenue related to the Combination of $7.8 million and the acquisition of HomeStars of $0.7 million.
Video Adjusted EBITDA loss increased 43%, despite higher revenue, due to declines at Electus and higher losses from Vimeo (including the impact of deferred revenue write-offs of $2.1 million related to acquisition of Livestream), partially offset by the contribution from IAC Films and reduced losses at Daily Burn. The increased Adjusted EBITDA loss at Vimeo, despite higher revenue, reflects our investments in marketing and product development to grow the business.
Applications Adjusted EBITDA increased 3%, despite a 4% decrease in revenue, due primarily to lower operating costs. Adjusted EBITDA in 2016 includes $2.6 million in restructuring costs.
Publishing Adjusted EBITDA improved to a profit of $31.5 million in 2017 from a loss of $7.6 million in 2016, despite lower revenue, due primarily to lower operating costs resulting from restructurings in 2016 and the sale of ASKfm. Results in 2016 included $15.6 million in restructuring charges related to vacating a data center and severance costs in an effort to reduce costs in light of significant declines in revenue from the new Google contract.
Corporate Adjusted EBITDA loss increased $14.5 million due primarily to higher compensation costs and professional fees.
For the year ended December 31, 2016 compared to the year ended December 31, 2015
Match Group Adjusted EBITDA increased 42% due primarily to higher revenue and a decrease in selling and marketing expense as a percentage of revenue as the product mix continued to shift towards brands with lower marketing spend, partially offset by an increase in cost of revenue driven by a significant increase in in-app purchase fees. Additionally, there were $11.8 million of lower costs in 2016 related to the consolidation and streamlining of technology systems and European operations ($4.9 million in 2016 compared to $16.8 million in 2015).
ANGI Homeservices Adjusted EBITDA increased 174% due primarily to higher revenue, partially offset by an increased investment in online and offline marketing and $2.1 million in transaction-related costs. Adjusted EBITDA was further impacted by higher compensation due primarily to increased headcount and an increase in bad debt expense due to higher Marketplace Revenue.
Video Adjusted EBITDA loss improved 45% due primarily to reduced losses at Vimeo and Daily Burn and increased profits at Electus.
Applications Adjusted EBITDA decreased 28% due primarily to lower revenue, partially offset by decreases in cost of revenue and selling and marketing expense. Adjusted EBITDA was further impacted by $2.6 million in restructuring charges.
Publishing Adjusted EBITDA declined to a loss in 2016 due primarily to lower revenue and $15.6 million in restructuring charges related to vacating a data center and severance costs during 2016 in an effort to reduce costs in light of significant declines in revenue from the new Google contract ($9.2 million in cost of revenue, $3.1 million in selling and marketing expense, $2.3 million in general and administrative expense and $1.2 million in product development expense). Adjusted EBITDA was further impacted by decreases in selling and marketing expense, cost of revenue and general and administrative expense exclusive of the restructuring charges.

Other Adjusted EBITDA decreased 62% due to the sale of PriceRunner in the first quarter of 2016, partially offset by profits from The Princeton Review in 2016 and improved Adjusted EBITDA at ShoeBuy resulting from increased revenue.
Corporate Adjusted EBITDA loss was essentially flat compared to 2015.
Interest expense

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Interest expense	$105,295	$(3,815)	(3)%	$109,110	$35,474	48%	73,636
Interest expense in 2017 decreased from 2016 due primarily to lower interest expense of $16.0 million related to the 2016 prepayment and 2017 repricing of the Match Group Term Loan and $6.6 million related to the repayment of the outstanding balances of the 4.875% Senior Notes and Match Group 6.75% Senior Notes in the fourth quarter of 2017. Partially offsetting these decreases are increases of $10.9 million of interest expense associated with the Match Group 6.375% Senior Notes, $5.2 million from the issuance of the Exchangeable Notes, $1.8 million related to the Match Group 5.00% Senior Notes and $1.7 million from the ANGI Homeservices Term Loan.
Interest expense in 2016 increased from 2015 due to the $800 million of borrowings under the Match Group Term Loan in November 2015, of which $400 million was refinanced on June 1, 2016 with the Match Group 6.375% Senior Notes, and the 2% higher interest rate associated with the Match Group 6.75% Senior Notes which were issued in exchange for a substantially like amount of 4.75% Senior Notes, partially offset by lower interest expense due to repurchases and redemptions of the 4.875% and 4.75% Senior Notes during the year.
Other (expense) income, net

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Other (expense) income, net	$(16,213)	$(76,863)	(127)%	$60,650	$23,712	64%	$36,938
Other expense, net in 2017 includes $16.8 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound, expense of $15.4 million related to the extinguishment of the Match Group 6.75% Senior Notes and repricing of the Match Group Term Loan, expense of $13.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $12.2 million in other-than-temporary impairment charges related to certain investments and expense of $1.2 million related to the write-off of deferred financing costs associated with the repayment of the 4.875% Senior Notes, partially offset by $34.9 million in gains related to the sales of certain investments and interest income of $11.4 million.
Other income, net in 2016 includes gains of $37.5 million and $12.0 million related to the sale of ShoeBuy and PriceRunner, respectively, $34.4 million in net foreign currency exchange gains due to strengthening of the dollar relative to the British Pound and Euro, interest income of $5.1 million and a $3.6 million gain related to the sale of marketable equity securities, partially offset by a non-cash charge of $12.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the repayment of $440 million of the Match Group Term Loan, $10.7 million in other-than-temporary impairment charges related to certain investments, a loss of $3.8 million related to the sale of ASKfm, a $3.6 million loss on the 4.75% and 4.875% Senior Note redemptions and repurchases and an expense of $2.5 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee.
Other income, net in 2015 included a gain of $34.3 million from a real estate transaction, $5.4 million in net foreign currency exchange gains due to the strengthening of the dollar relative to the Euro and $4.3 million in interest income, partially offset by $6.7 million in other-than-temporary impairment charges related to certain investments and expense of $2.3 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee.

Income tax benefit (provision)

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Income tax benefit (provision)	$291,050	NM	NM	$64,934	NM	NM	$(29,516)
Effective income tax rate	NM			80%			21%
In 2017, the Company recorded an income tax benefit of $291.1 million, which was due primarily to the effect of adopting the provisions of the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017 and foreign income taxed at lower rates, partially offset by the effect of the Tax Cuts and Jobs Act (the “Tax Act”) discussed below. Under ASU No. 2016-09, excess tax benefits generated by the exercise, purchase or settlement of stock-based awards of $361.8 million in 2017 are recognized as a reduction to the income tax provision rather than as an increase to additional paid-in capital.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act subjects to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implements a number of changes that take effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on intangible income earned by foreign subsidiaries. The Company’s income tax provision for the year ended December 31, 2017 includes an expense of $63.8 million related to the Tax Act, of which, $62.7 million relates to the Transition Tax and $1.1 million relates to the remeasurement of U.S. net deferred tax assets due to the reduction in the corporate income tax rate. The Company has sufficient current year net operating losses to offset the taxable income resulting from the Transition Tax and, therefore, will not be required to pay the one-time Transition Tax.
The Transition Tax on deemed repatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and has recorded a provisional transition tax expense of $62.7 million. Any adjustment of the Company's provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels.
In 2016, the Company recorded an income tax benefit of $64.9 million, which represented an effective income tax rate of 80%. The effective income tax rate was higher than the statutory rate of 35% due primarily to foreign income taxed at lower rates and the non-taxable gain on the sale of ShoeBuy, partially offset by the non-deductible portion of the goodwill impairment charge at the Publishing segment.
In 2015, the Company recorded an income tax provision of $29.5 million, which represented an effective income tax rate of 21%. The effective income tax rate was lower than the statutory rate of 35% due primarily to the realization of certain deferred tax assets, foreign income taxed at lower rates, the non-taxable gain on contingent consideration fair value adjustments, and a reduction in tax reserves and related interest due to the expiration of statutes of limitations, partially offset by a non-deductible goodwill impairment charge and unbenefited losses of unconsolidated subsidiaries.
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

	Years Ended December 31,
	2017	$ Change	% Change	2016	$ Change	% Change	2015
	(Dollars in thousands)
Net (earnings) loss attributable to noncontrolling interests	$(53,084)	$(27,955)	111%	$(25,129)	$(31,227)	NM	$6,098
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in Match Group's earnings, partially offset by ANGI Homeservices losses.
Net earnings attributable to noncontrolling interests in 2016 primarily represented the proportionate share of the noncontrolling holders' ownership in Match Group.
Net loss attributable to noncontrolling interests in 2015 primarily represented the proportionate share of the noncontrolling holders' ownership in certain subsidiaries within the Video, ANGI Homeservices and Publishing segments and Match Group.

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
Definition of Non-GAAP Measure
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
For a reconciliation of operating income (loss) by reportable segment and net (loss) earnings attributable to IAC shareholders to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 see "Note 14—Segment Information" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
Non-Cash Expenses That Are Excluded From Non-GAAP Measure
        Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions (including the Combination), of stock options, restricted stock units ("RSUs"), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). Upon the exercise of stock options and market-based stock options, the awards are gross settled, and the vesting of RSUs, performance-based RSUs and market-based awards RSUs, the awards are settled, on a net basis, with the Company remitting the required tax-withholding amount from its current funds.
        Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
        Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions (including the Combination). At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as contractor and service professional relationships, technology, customer lists and user base, content, trade names and membership, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents:
United States(a)	$1,178,616	$815,588
All other countries(b)	452,193	513,599
Total cash and cash equivalents	1,630,809	1,329,187
Marketable securities (United States)(c)	4,995	89,342
Total cash and cash equivalents and marketable securities(d)(e)	$1,635,804	$1,418,529

Match Group Debt:
Match Group Term Loan	$425,000	$350,000
Match Group 6.75% Senior Notes	—	445,172
Match Group 6.375% Senior Notes	400,000	400,000
Match Group 5.00% Senior Notes	450,000	—
Total Match Group long-term debt	1,275,000	1,195,172
Less: unamortized original issue discount and original issue premium, net	8,668	5,245
Less: unamortized debt issuance costs	13,636	13,434
Total Match Group debt, net	1,252,696	1,176,493

ANGI Homeservices Debt:
ANGI Homeservices Term Loan	275,000	—
Less: current portion of ANGI Homeservices long-term debt	13,750	—
Less: unamortized debt issuance costs	2,938	—
Total ANGI Homeservices debt, net	258,312	—

IAC Debt:
Exchangeable Notes	517,500	—
4.75% Senior Notes	34,859	38,109
4.875% Senior Notes	—	390,214
Total IAC long-term debt	552,359	428,323
Less: current portion of IAC long-term debt	—	20,000
Less: unamortized original issue discount	67,158	—
Less: unamortized debt issuance costs	16,740	2,332
Total IAC debt, net	468,461	405,991

Total long-term debt, net	$1,979,469	$1,582,484
_________________________________________________________________________

(a)
Domestically, cash equivalents primarily consist of AAA rated government money market funds and commercial paper rated A1/P1 or better with maturities less than 91 days from the date of purchase, and treasury discount notes.

(b)
Internationally, cash equivalents primarily consist of AAA rated government money market funds and time deposits with maturities of less than 91 days. Approximately $420 million of the Company’s international cash can be repatriated without any significant tax consequences as it has been substantially subjected to U.S. income taxes due to the Transition Tax imposed by the Tax Act. If needed for our U.S. operations, the remaining cash and cash equivalents held by the Company's foreign subsidiaries could be repatriated, however, under current law, would be subject to foreign, federal and state income taxes of approximately $8 million. We have not provided for any such tax because the Company currently does not anticipate a need to repatriate these funds to finance our U.S. operations and it is the Company's intent to indefinitely reinvest these funds outside of the U.S.

(c)
At December 31, 2017, marketable securities consist of commercial paper rated A1+/P1 with an initial maturity of more than 91 days. At December 31, 2016, marketable securities consist of commercial paper rated A1/P1, treasury discount notes, and short-to-medium-term debt securities issued by investment grade corporate issuers. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also may invest in equity securities as part of its investment strategy.

(d)
At December 31, 2017 and 2016, cash and cash equivalents include Match Group's domestic and international cash and cash equivalents of $203.5 million and $69.2 million; and $114.0 million and $139.6 million, respectively. Match Group is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of Match Group and its subsidiaries. Match Group generated $321.1 million and $259.6 million of operating cash flows for the years ended December 31, 2017 and 2016, respectively. In addition, agreements governing Match Group’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company, in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.

(e)
At December 31, 2017, cash and cash equivalents include ANGI Homeservices' domestic and international cash and cash equivalents of $214.8 million and $6.7 million, respectively. At December 31, 2016, all of ANGI Homeservices' cash and cash equivalents of $36.4 million was held internationally. ANGI Homeservices is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of ANGI Homeservices and its subsidiaries. ANGI Homeservices generated $41.8 million and $47.9 million of operating cash flows for the years ended December 31, 2017 and 2016, respectively. In addition, the agreement governing ANGI Homeservices’ Term Loan limits the payment of dividends or distributions in the event a default has occurred or ANGI Homeservices’ leverage ratio (as defined in the indentures) exceeds 4.0 to 1.0.

IAC, Match Group and ANGI Homeservices Long-term Debt
For a detailed description of IAC, Match Group and ANGI Homeservices long-term debt, see "Note 9—Long-term Debt" to the consolidated financial statements included in "Item 8. Consolidated Financial Statements and Supplementary Data."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$416,690	$344,141	$405,671
Investing activities	39,508	12,862	(582,721)
Financing activities	(166,124)	(502,829)	678,390
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include stock-based compensation expense, depreciation, amortization of intangibles, goodwill impairments, deferred income taxes, acquisition-related contingent consideration fair value adjustments, gains from the sale of businesses and investments and a real estate transaction, impairments of long-term investments and bad debt expense.
2017
Adjustments to earnings consist primarily of $264.6 million of stock-based compensation expense, $74.3 million of depreciation, $42.1 million of amortization of intangibles, $28.9 million of bad debt expense, $12.2 million of impairments on long-term investments, and $43.6 million of other adjustments, which primarily consist of losses on bond redemptions and net foreign currency exchange losses, partially offset by $285.3 million of deferred income taxes and $32.7 million of net gains from the sale of businesses and investments. The deferred income tax benefit primarily relates to the net operating loss created primarily by excess tax benefits of $361.8 million related to stock-based awards and the modification charge for the conversion and acceleration of stock-based awards in connection with the Combination, partially offset by the provisional Transition Tax. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $115.2 million and a decrease in accounts payable and other current liabilities of $14.1 million, partially offset by an increase in deferred revenue of $39.2 million. The increase in accounts receivable is primarily due to (i) the timing of cash receipts and revenue increasingly sourced through mobile app stores at Match Group, which are settled more slowly than traditional credit cards; and (ii) revenue growth at ANGI Homeservices. The decrease in accounts payable and other current liabilities is due to: (i) a decrease at Match Group due to the cash settlement of former subsidiary denominated equity awards held by a non-employee, (ii) a decrease in accrued employee compensation mainly related to the timing of payments of cash bonuses, partially offset by (iii) an increase in accrued advertising at Match Group. The increase in deferred revenue is due mainly to growth in subscription sales at Match Group and Vimeo, as well as growth in subscription sales and time-based advertising to service professionals at ANGI Homeservices, partially offset by decreases at Electus and Notional mainly due to the delivery of programming related to various production deals.
Net cash provided by investing activities includes net proceeds from sale of businesses and investments of $185.8 million, which is primarily related to the sale of The Princeton Review and a Match Group cost method investment, and proceeds (net of purchases) of marketable debt securities of $84.5 million, partially offset by acquisitions and purchases of investments of $158.2 million, which includes Livestream, MyBuilder, Angie's List and HomeStars acquisitions, and capital expenditures of $75.5 million, primarily related to investments in development of capitalized software at Match Group and ANGI Homeservices to support their products and services, computer hardware and the Company's purchase of a 50% ownership interest in an aircraft as a replacement for an existing 50% interest in a previously owned aircraft, which was sold on February 13, 2018.
Net cash used in financing activities includes principal payments made on Match Group and IAC debt of $445.2 million and $393.5 million, respectively, the payment of $272.5 million for the purchase of certain fully vested stock-based awards, the payment of $254.2 million, $93.8 million and $10.1 million for withholding taxes paid on behalf of Match Group, IAC and ANGI Homeservices employees, respectively, on net settled stock-based awards, $74.4 million for the Exchangeable Notes hedge, $56.4 million for the repurchase of 0.8 million shares of IAC common stock at an average price of $69.24 per share, $33.7 million of debt issuance costs primarily related to the Exchangeable Notes and the 5.00% Match Group Senior Notes, $27.3 million in acquisition-related contingent consideration payments (included in operating activities is $11.1 million for an acquisition-related contingent consideration payment made in excess of the amount initially recognized at the time of acquisition) and $15.4 million for the purchase of noncontrolling interests, partially offset by $525.0 million in proceeds from the issuance of Match Group debt, $517.5 million in proceeds from the issuance of the Exchangeable Notes, $275.0 million in proceeds from the ANGI Homeservices Term Loan, $82.4 million and $59.4 million in proceeds from the issuance of IAC and Match Group common stock, respectively, pursuant to stock-based awards, $23.7 million in proceeds from the issuance of warrants, a $20.1 million decrease in restricted cash that relates to settled IAC bond redemptions and $10.6 million of funds returned from escrow for the MyHammer tender offer.
2016
Adjustments to earnings consist primarily of $275.4 million of goodwill impairment at the Publishing segment, $104.8 million of stock-based compensation expense, $79.4 million of amortization of intangibles, $71.7 million of depreciation, $17.7 million of bad debt expense, and $10.7 million of impairments on long-term investments, partially offset by $119.2 million of deferred income taxes and $51.0 million of net gains from the sale of businesses and investments. The deferred income tax benefit primarily relates to the Publishing goodwill impairment. The decrease from changes in working capital consists primarily of a decrease in accounts payable and other current liabilities of $52.4 million, an increase in other assets of $12.9 million, partially offset by an increase in deferred revenue of $35.8 million and an increase in income taxes payable and receivable of $9.0 million. The decrease in accounts payable and other current liabilities is due to (i) a decrease in accrued advertising and revenue share expense at Publishing and Applications mainly due to the effect of the new Google contract, which became effective April 1, 2016, (ii) a decrease in VAT payables related mainly to decreases in international revenue at Publishing, and (iii) decreases in payables at Match Group due to the timing of payments. The increase in other assets is primarily related to an increase in production costs at IAC Films. The increase in deferred revenue is mainly due to growth in subscription sales at Match Group, ANGI Homeservices and Vimeo. The increase in income taxes payable and receivable is primarily due to receipt of 2015 capital loss refund in 2016 and 2016 income tax accruals in excess of 2016 income tax payments, partially offset by payment of 2015 tax liabilities in 2016.
Net cash provided by investing activities includes net proceeds from the sale of businesses, investments and assets of $172.2 million, which mainly relate to the sale of PriceRunner and ShoeBuy, partially offset by capital expenditures of $78.0 million, primarily related to investments in development of capitalized software at Match Group and ANGI Homeservices to support their products and services, as well as leasehold improvements and computer hardware, purchases (net of sales and maturities) of marketable debt securities of $61.6 million, and cash used in acquisitions and purchases of investments of $31.0 million.
Net cash used in financing activities includes $450.0 million in principal payments on Match Group debt, $308.9 million for the repurchase of 6.2 million shares of IAC common stock at an average price of $49.74 per share, $126.4 million in principal payments on IAC debt and $29.8 million and $26.7 million for the payment of withholding taxes paid on behalf of Match Group and IAC employees, respectively, on net settled stock-based awards, partially offset by $400.0 million in proceeds from the issuance of Match Group debt and $39.4 million and $25.8 million in proceeds from the issuance of Match Group and IAC common stock, respectively, pursuant to stock-based awards.
2015
Adjustments to earnings consist primarily of $140.0 million of amortization of intangibles, $105.5 million of stock-based compensation expense, $62.2 million of depreciation, $16.6 million of bad debt expense and $14.1 million of goodwill impairment, partially offset by $59.8 million of deferred income taxes, $34.3 million of gain on a real estate transaction, and $15.5 million in acquisition-related contingent consideration fair value adjustments. The deferred income tax benefit primarily relates to amortization of intangibles and stock-based compensation. The increase from changes in working capital consists primarily of an increase in deferred revenue of $66.9 million and an increase in income taxes payable and receivable of $24.2 million, partially offset by an increase in accounts receivable of $29.7 million and an increase in other assets of $21.2 million. The increase in deferred revenue was due mainly to growth in subscription sales at Match Group, Vimeo and ANGI Homeservices, increases related to acquisitions, and increases at Electus, CollegeHumor and Notional mainly due to the timing of various production deals. The increase in income taxes payable and receivable was due to 2015 income tax accruals in excess of 2015 income tax payments. The increase in accounts receivable was primarily due to growth in Match Group's in-app purchases sold through their mobile products and revenue growth at ANGI Homeservices. The increase in other assets was primarily due to Match Group, relating to an increase in prepaid expenses, primarily from growth and the signing of longer-term contracts, as well as an increase in VAT refund receivables in the Publishing segment.
Net cash used in investing activities includes acquisitions and purchases of investments of $651.9 million, which includes PlentyOfFish, and capital expenditures of $62.0 million, primarily related to investments in development of capitalized software to support our products and services, and computer hardware, partially offset by proceeds from sales and maturities (net of purchases) of marketable securities of $125.3 million, and net proceeds from the sale of long-term investments and an asset of $9.4 million.
Net cash provided by financing activities includes $788.0 million in borrowings from the Match Group Term Loan, $428.8 million in net proceeds received from Match Group's initial public offering and $27.3 million in proceeds from the issuance of IAC common stock pursuant to stock-based awards, partially offset by $200.0 million used for the repurchase of 3.0 million shares of common stock at an average price of $67.68 per share, $113.2 million related to the payment of cash dividends to IAC shareholders, $80.0 million for the early redemption of the Liberty Bonds, $65.7 million for the payment of withholding taxes paid on behalf of IAC employees on net settled stock-based awards, $32.2 million for the purchase of noncontrolling interests, $23.4 million for the purchase of certain fully vested stock-based awards and $19.1 million of debt issuance costs primarily associated with the Match Group Term Loan and revolving credit facility.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents as well as cash flows generated from operations. IAC's consolidated cash and cash equivalents at December 31, 2017 were $1.6 billion, of which $272.6 million was held by Match Group and $221.5 million was held by ANGI Homeservices. The Company generated $416.7 million of operating cash flows for the year ended December 31, 2017, of which $321.1 million was generated by Match Group and $41.8 million was generated by ANGI Homeservices. Each of Match Group and ANGI Homeservices is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, we cannot freely access the cash of Match Group and ANGI Homeservices and their respective subsidiaries. In addition, agreements governing Match Group's indebtedness limit the payment of dividends or distributions in the event a default has occurred or Match Group's leverage ratio (as defined in the Match Group Indentures) exceeds 5.0 to 1.0. In addition, the agreement governing ANGI Homeservices’ Term Loan limits the payment of dividends or distributions in the event a default has occurred or ANGI Homeservices’ leverage ratio (as defined in the Term Loan facility) exceeds 4.0 to 1.0. As of December 31, 2017, there are no restrictions on Match Group's or ANGI Homeservices' ability to pay dividends under these debt agreements.
IAC has a $300 million revolving credit facility that expires on October 7, 2020. Match Group has a $500 million revolving credit facility that expires on October 7, 2020. At December 31, 2017, there were no outstanding borrowings under the IAC Credit Facility or the Match Group Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2018 capital expenditures are expected to be higher than 2017 by approximately 20% to 25%, driven, in part, by higher capital expenditures for ANGI Homeservices and Match Group related to the development of capitalized software to support our products and services and for ANGI Homeservices' new corporate headquarters, partially offset by lower capital expenditures at Corporate.
At December 31, 2017, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
In May 2017, the Board of Directors of Match Group authorized Match Group to repurchase up to 6 million shares of its common stock. Match Group has not repurchased any shares related to this repurchase authorization.
The Company has granted stock options and stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock options and stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock with fair market value generally determined by negotiation or arbitration. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of shares ultimately needed to settle these awards may vary significantly as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The number of IAC common shares that would be required to settle these interests, other than for Match Group and ANGI Homeservices subsidiaries, at current estimated fair values, including vested and unvested interests, at December 31, 2017 is 0.1 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $15.2 million at December 31, 2017, assuming a 50% withholding rate.
In July 2017, Tinder, Inc. (“Tinder”) was merged into Match Group and as a result, all Tinder denominated equity awards were converted into Match Group tandem stock options ("Tandem Awards"). All of the Tandem Awards exercised during 2017 were exercised on a net basis and settled in IAC common shares. Assuming all vested and unvested Match Group Tandem Awards outstanding on December 31, 2017 were exercised on a net basis on that date and settled using IAC stock, 0.8 million IAC common shares would have been issued in settlement. Match Group would have remitted $102.4 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of the employees and issued 3.3 million of its common shares to IAC as reimbursement.
In connection with the Combination, previously issued stock appreciation rights that related to common stock of HomeAdvisor (US) were converted into stock appreciation rights that are settleable in Class A shares of ANGI Homeservices. IAC has the right to settle these awards using shares of IAC common stock. Assuming all vested and unvested stock appreciation rights outstanding on December 31, 2017 were exercised on a net basis on that date and settled using IAC stock, 1.4 million IAC common shares would have been issued in settlement. ANGI Homeservices would have remitted $171.3 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of the employees and issued 16.4 million of its common shares to IAC as reimbursement.
As of December 31, 2017, IAC's economic and voting interest in Match Group is 81.2% and 97.6%, respectively, and in ANGI Homeservices is 86.9% and 98.5%, respectively. Certain Match Group and ANGI Homeservices equity awards can be settled either in IAC common shares or the common shares of these subsidiaries at IAC's election. The Company currently expects to settle a sufficient number of awards in IAC shares to maintain an economic interest in both Match Group and ANGI Homeservices of at least 80%.
The Company will not be required to pay the one-time Transition Tax under the Tax Act because of its net operating loss position. The Company does not expect to be a full U.S. federal cash income tax payer until 2021, which is in line with previous estimates. We expect the Tax Act to favorably impact our future liquidity, primarily as a result of a reduction in the U.S. corporate income tax rate from 35% to 21%, which will lower our effective tax rate and annual tax liability.
The Company believes its existing cash, cash equivalents and expected positive cash flows generated from operations will be sufficient to fund our normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for our products and services. The Company’s indebtedness could limit our ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditure or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing business opportunities. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available on terms favorable to us or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$95,023	$190,758	$1,372,671	$1,000,750	$2,659,202
Operating leases(c)	38,339	67,590	42,941	211,649	360,519
Purchase obligations(d)	21,994	10,816	—	—	32,810
Total contractual obligations	$155,356	$269,164	$1,415,612	$1,212,399	$3,052,531
_______________________________________________________________________________

(a)
The Company has excluded $37.2 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at December 31, 2017 consists of $1.4 billion, bearing interest at fixed rates and a $425.0 million Match Group Term Loan and a $275.0 million ANGI Homeservices Term Loan bearing interest at variable rates. The Match Group Term Loan bears interest at LIBOR plus 2.50%, or 3.85%, at December 31, 2017. The ANGI Homeservices Term Loan bears interest at LIBOR plus 2.00%, or 3.38% at December 31, 2017. The amount of interest ultimately paid on the Match Group and ANGI Homeservices term loans may differ based on changes in interest rates. For additional information on long-term debt arrangements, see "Note 9—Long-term Debt" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(c)
The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table above. For additional information on operating leases, see "Note 15—Commitments and Contingencies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(d)	The purchase obligations principally include web hosting commitments.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(e)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Letters of credit and surety bonds	$576	$71	$—	$1,939	$2,586
_______________________________________________________________________________

(e)	Commercial commitments are funding commitments that could potentially require registrant performance in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2017.

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
Business Combinations and Contingent Consideration Arrangements
Acquisitions are an important part of the Company's growth strategy. The Company invested $912.1 million (including the value of ANGI Homeservices Class A common stock issued in connection with the Combination), $36.1 million and $650.7 million in acquisitions in the years ended December 31, 2017, 2016 and 2015, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on detailed valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company's largest asset with a carrying value of $2.6 billion and $1.9 billion at December 31, 2017 and 2016, respectively. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $459.1 million and $320.6 million at December 31, 2017 and 2016, respectively.
Goodwill and indefinite-lived intangible assets are assessed annually for impairment as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value. In performing its annual assessment, the Company has the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.
For the Company's annual goodwill test at October 1, 2017, a qualitative assessment of the Match Group, ANGI Homeservices, Vimeo and Applications reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:

•	Match Group's October 1, 2017 market capitalization of $6.3 billion exceeded its carrying value by more than 1100% and Match Group's strong operating performance.

•	ANGI Homeservices' October 1, 2017 market capitalization of $5.9 billion exceeded its carrying value by more than 450% and ANGI Homeservices' strong operating performance.

•
The Company performed valuations of the Vimeo and Applications reporting units during 2017. These valuations were prepared primarily in connection with the issuance and/or settlement of equity grants that are denominated in the equity of these businesses. The valuations were prepared time proximate to, however, not as of, October 1, 2017. The fair value of each of these businesses was in excess of its October 1, 2017 carrying value.

The Company foregoes a qualitative assessment and tests the goodwill for impairment when it concludes that it is more likely than not that there may be an impairment. For the Company's annual goodwill test at October 1, 2017, the Company quantitatively tested the Daily Burn and Electus reporting units. The Company's quantitative test indicated that the fair value of each of these reporting units is in excess of its respective carrying value; therefore, the goodwill of these reporting units is not impaired. The Company's Publishing reporting unit has no goodwill.
The aggregate goodwill balance for the reporting units for which the most recent estimate of fair value is less than 120% of their carrying values is approximately $450 million.
The annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of each of the Company's reporting units to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss equal to the excess is recorded.
The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its subsidiary denominated stock based compensation plans, which can be a significant factor in the decision to apply the qualitative screen. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on the reporting units' current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in determining the fair value of the Company's reporting units ranged from 12.5% to 17.5% in 2017 and 10% to 17.5% in 2016. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. In 2017, the Company did not quantitatively assess the Angie's List indefinite-lived intangible assets acquired through the Combination given the proximity of the September 29, 2017 transaction date to the October 1, 2017 annual test date. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11% to 16% in both 2017 and 2016, and the royalty rates used ranged from 2% to 7% in both 2017 and 2016.
The 2017 annual assessment did not identify any impairments. While the 2016 annual assessment did not identify any material impairments, during the second quarter of 2016, the Company recorded impairment charges equal to the entire $275.4 million balance of the Publishing reporting unit goodwill and $11.6 million related to certain Publishing indefinite-lived intangible assets. The 2015 annual assessment identified impairment charges related to certain intangible assets of the Publishing reporting unit and the goodwill on the ShoeBuy reporting unit of $88.0 million and $14.1 million, respectively.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets is $519.8 million and $341.1 million at December 31, 2017 and 2016, respectively.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2017 and 2016, the balance of deferred tax assets (liabilities), net, is $31.3 million and $(226.3) million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2017 and 2016, the Company has unrecognized tax benefits of $39.7 million and $41.0 million, including interest and penalties, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
No income taxes have been provided on indefinitely reinvested cash earnings of certain foreign subsidiaries of $101.2 million at December 31, 2017. The estimated amount of the unrecognized deferred income tax liability with respect to such cash earnings would be $7.9 million.
Stock-Based Compensation
The Company recorded stock-based compensation expense of $264.6 million, $104.8 million and $105.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in stock-based compensation expense in 2017 is $122.1 million related to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination. The Company estimated the fair value of stock options issued (including those modified in connection with the Combination) in 2017, 2016 and 2015 using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, including subsidiary denominated equity, the value of the stock option is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2017, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $5.3 million, $20.3 million and $8.5 million, respectively. The Company also issues RSUs and performance-based RSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying IAC common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying IAC common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved.
Marketable Securities and Long-term Investments
At December 31, 2017, marketable securities of $5.0 million consist of commercial paper rated A1+/P1. Long-term investments at December 31, 2017 of $65.0 million include equity securities accounted for under the cost and equity methods.
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company recognizes unrealized losses on marketable securities in net earnings when the losses are determined to be other-than-temporary. Additionally, the Company evaluates each cost and equity method investment for indicators of impairment on a quarterly basis, and recognizes an impairment loss if the decline in value is deemed to be other-than-temporary. Future events may result in reconsideration of the nature of losses as other-than-temporary and market and other factors may cause the value of the Company's investments to decline.
The Company employs a methodology that considers available evidence in evaluating potential other-than-temporary impairments of its investments. Investments are considered to be impaired when a decline in fair value below the amortized cost basis is determined to be other-than-temporary. Such impairment evaluations include, but are not limited to: the length of time and extent to which fair value has been less than the cost basis, the current business environment, including competition; going concern considerations such as financial condition, the rate at which the investee utilizes cash and the investee's ability to obtain additional financing to achieve its business plan; the need for changes to the investee's existing business model due to changing business and regulatory environments and its ability to successfully implement necessary changes; and comparable valuations. During 2017, 2016 and 2015, the Company recognized other-than-temporary impairments of $12.2 million, $10.7 million and $6.7 million, respectively, related to cost and equity method investments.
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
The Company invests its excess cash in certain cash equivalents and marketable debt securities, which may consist of money market funds, commercial paper, treasury discount notes and short-to-medium-term debt securities issued by investment grade corporate issuers.
Based on the Company's total investment in marketable debt securities at December 31, 2017, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of these securities by less than $0.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. However, since almost all of the Company's cash and cash equivalents balance of $1.6 billion was invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.
At December 31, 2017, the Company's outstanding debt was $2.1 billion of which $1.4 billion bears interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $72.7 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425 million Match Group Term Loan and the $275 million ANGI Homeservices Term Loan bear interest at variable rates. The Match Group Term Loan bears interest at LIBOR plus 2.50%. As of December 31, 2017, the rate in effect was 3.85%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the Match Group Term Loan would increase or decrease by $4.3 million. The ANGI Homeservices Term Loan bears interest at LIBOR plus 2.00%. As of December 31, 2017, the rate in effect was 3.38%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Homeservices Term Loan would increase or decrease by $2.8 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions within the European Union, and, as a result, is exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
For the years ended December 31, 2017, 2016 and 2015, international revenue accounted for 30%, 26% and 26%, respectively, of our consolidated revenue. The Company's primary exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The average GBP and Euro versus the U.S. dollar exchange rate was approximately 5% higher and 2% lower, respectively, in 2017 compared to 2016.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. The Company recorded foreign exchange losses of $16.8 million and gains of $34.4 million for the years ended December 31, 2017 and 2016, respectively. The increase in GBP versus the U.S. dollar during 2017 and the decrease in the GBP versus the U.S. dollar during 2016, following the Brexit vote on June 23, 2016, generated the majority of the Company's foreign currency exchange losses and gains in these years. The 2017 losses and 2016 gains are primarily related to (i) U.S. dollar denominated cash, the majority of which is from the proceeds received in the PriceRunner sale in March 2016, held by a foreign subsidiary with a GBP functional currency and (ii) a U.S. dollar denominated intercompany loan related to a 2016 acquisition in which the receivable is held by a foreign subsidiary with a GBP functional currency. Subsequent to December 31, 2017, the Company moved this U.S. dollar denominated cash to a U.S. dollar functional currency entity, which will reduce the impact of foreign currency volatility on the Company's future results of operations.
Foreign currency exchange gains or losses historically have not been material to the Company. As a result, historically, the Company has not hedged foreign currency exposures. The continued growth and expansion of our international operations into new countries increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could have a significant impact on our future results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC/InterActiveCorp
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock compensation in 2017 due to the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1996.

New York, New York
March 1, 2018

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2017	2016
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,630,809	$1,329,187
Marketable securities	4,995	89,342
Accounts receivable, net of allowance of $11,489 and $16,405, respectively	304,027	220,138
Other current assets	185,374	204,068
Total current assets	2,125,205	1,842,735

Property and equipment, net of accumulated depreciation and amortization	315,170	306,248
Goodwill	2,559,066	1,924,052
Intangible assets, net of accumulated amortization	663,737	355,451
Long-term investments	64,977	122,810
Deferred income taxes	66,321	2,511
Other non-current assets	73,334	92,066
TOTAL ASSETS	$5,867,810	$4,645,873
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$20,000
Accounts payable, trade	76,571	62,863
Deferred revenue	342,483	285,615
Accrued expenses and other current liabilities	366,924	344,910
Total current liabilities	799,728	713,388

Long-term debt, net	1,979,469	1,582,484
Income taxes payable	25,624	33,528
Deferred income taxes	35,070	228,798
Other long-term liabilities	38,229	44,178

Redeemable noncontrolling interests	42,867	32,827

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 260,624 and 255,672 shares, respectively, and outstanding 76,829 and 72,595 shares, respectively	261	256
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	12,165,002	11,921,559
Retained earnings	595,038	290,114
Accumulated other comprehensive loss	(103,568)	(166,123)
Treasury stock 194,163 and 193,445 shares, respectively	(10,226,721)	(10,176,600)
Total IAC shareholders' equity	2,430,028	1,869,222
Noncontrolling interests	516,795	141,448
Total shareholders' equity	2,946,823	2,010,670
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,867,810	$4,645,873
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenue	$3,307,239	$3,139,882	$3,230,933
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	651,008	755,730	778,161
Selling and marketing expense	1,381,221	1,247,097	1,348,293
General and administrative expense	719,257	530,446	512,055
Product development expense	250,879	212,765	196,623
Depreciation	74,265	71,676	62,205
Amortization of intangibles	42,143	79,426	139,952
Goodwill impairment	—	275,367	14,056
Total operating costs and expenses	3,118,773	3,172,507	3,051,345
Operating income (loss)	188,466	(32,625)	179,588
Interest expense	(105,295)	(109,110)	(73,636)
Other (expense) income, net	(16,213)	60,650	36,938
Earnings (loss) before income taxes	66,958	(81,085)	142,890
Income tax benefit (provision)	291,050	64,934	(29,516)
Net earnings (loss)	358,008	(16,151)	113,374
Net (earnings) loss attributable to noncontrolling interests	(53,084)	(25,129)	6,098
Net earnings (loss) attributable to IAC shareholders	$304,924	$(41,280)	$119,472

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share	$3.81	$(0.52)	$1.44
Diluted earnings (loss) per share	$3.18	$(0.52)	$1.33

Dividends declared per share	$—	$—	$1.36

Stock-based compensation expense by function:
Cost of revenue	$1,881	$2,305	$1,210
Selling and marketing expense	31,318	6,000	10,186
General and administrative expense	192,957	77,151	82,798
Product development expense	38,462	19,364	11,256
Total stock-based compensation expense	$264,618	$104,820	$105,450
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net earnings (loss)	$358,008	$(16,151)	$113,374
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	80,269	(43,126)	(68,844)
Change in unrealized gains and losses of available-for-sale securities (net of tax benefits of $3,846 and $884 in 2017 and 2016, respectively, and tax provision of $576 in 2015)	(4,026)	1,484	3,140
Total other comprehensive income (loss)	76,243	(41,642)	(65,704)
Comprehensive income (loss), net of tax	434,251	(57,793)	47,670
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net (earnings) loss attributable to noncontrolling interests	(53,084)	(25,129)	6,098
Change in foreign currency translation adjustment attributable to noncontrolling interests	(13,797)	6,033	1,047
Change in unrealized gain and losses of available-for-sale securities attributable to noncontrolling interests	—	458	254
Comprehensive (income) loss attributable to noncontrolling interests	(66,881)	(18,638)	7,399
Comprehensive income (loss) attributable to IAC shareholders	$367,370	$(76,431)	$55,069

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Balance as of December 31, 2014	$40,427	$252	252,170	$16	16,157	$11,415,617	$325,118	$(87,700)	$(9,661,350)	$1,991,953	$1,189	$1,993,142
Net (loss) earnings	(7,737)	—	—	—	—	—	119,472	—	—	119,472	1,639	121,111
Other comprehensive loss, net of tax	(1,301)	—	—	—	—	—	—	(64,403)	—	(64,403)	—	(64,403)
Stock-based compensation expense	6,725	—	—	—	—	87,685	—	—	—	87,685	4,808	92,493
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,845	—	—	(37,733)	—	—	—	(37,731)	—	(37,731)
Income tax benefit related to stock-based awards	—	—	—	—	—	44,577	—	—	—	44,577	—	44,577
Dividends	—	—	—	—	—	—	(113,196)	—	—	(113,196)	—	(113,196)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(200,000)	(200,000)	—	(200,000)
Purchase of redeemable noncontrolling interests	(32,207)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	23,155	—	—	—	—	(23,155)	—	—	—	(23,155)	—	(23,155)
Noncontrolling interests related to Match Group IPO, net of fees and expenses	—	—	—	—	—	—	—	—	—	—	428,283	428,283
Purchase of Match Group stock-based awards	—	—	—	—	—	—	—	—	—	—	(23,431)	(23,431)
Transfer from noncontrolling interests to redeemable noncontrolling interests	1,189	—	—	—	—	—	—	—	—	—	(1,189)	(1,189)
Other	140	—	—	—	—	(676)	—	—	—	(676)	—	(676)
Balance as of December 31, 2015	$30,391	$254	254,015	$16	16,157	$11,486,315	$331,394	$(152,103)	$(9,861,350)	$1,804,526	$411,299	$2,215,825
Net (loss) earnings	(3,849)	—	—	—	—	—	(41,280)	—	—	(41,280)	28,978	(12,302)
Other comprehensive income (loss), net of tax	385	—	—	—	—	—	—	(35,151)	—	(35,151)	(6,876)	(42,027)
Stock-based compensation expense	1,632	—	—	—	—	50,201	—	—	—	50,201	44,523	94,724
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	2	1,657	—	—	(772)	—	—	—	(770)	—	(770)
Income tax benefit related to stock-based awards	—	—	—	—	—	49,406	—	—	—	49,406	—	49,406
Purchase of treasury stock	—	—	—	—	—	—	—	—	(315,250)	(315,250)	—	(315,250)
Purchase of redeemable noncontrolling interests	(2,529)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	7,921	—	—	—	—	(7,560)	—	—	—	(7,560)	—	(7,560)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(211)	(211)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	—	—	—	—	—	10,224	10,224
Reallocation of shareholders' equity balances related to the noncontrolling interests created in the Match Group IPO	—	—	—	—	—	342,507	—	21,131	—	363,638	(363,638)	—
Changes in noncontrolling interests of Match Group due to the issuance of its common stock	—	—	—	—	—	(7,691)	—	—	—	(7,691)	7,691	—

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
Years Ended December 31, 2017, 2016 and 2015

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Noncontrolling interests created in an acquisition	—	—	—	—	—	12,222	—	—	—	12,222	9,811	22,033
Other	(1,124)	—	—	—	—	(3,069)	—	—	—	(3,069)	(353)	(3,422)
Balance as of December 31, 2016	$32,827	$256	255,672	$16	16,157	$11,921,559	$290,114	$(166,123)	$(10,176,600)	$1,869,222	$141,448	$2,010,670
Net earnings	3,620	—	—	—	—	—	304,924	—	—	304,924	49,464	354,388
Other comprehensive income, net of tax	1,291	—	—	—	—	—	—	62,446	—	62,446	12,506	74,952
Stock-based compensation expense	2,017	—	—	—	—	66,333	—	—	—	66,333	180,055	246,388
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	5	4,952	—	—	(10,509)	—	—	—	(10,504)	—	(10,504)
Purchase of treasury stock	—	—	—	—	—	—	—	—	(50,121)	(50,121)	—	(50,121)
Purchase of redeemable noncontrolling interests	(14,641)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(848)	(848)
Adjustment of redeemable noncontrolling interests to fair value	6,341	—	—	—	—	(6,341)	—	—	—	(6,341)	—	(6,341)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in Match Group	—	—	—	—	—	(460,890)	—	116	—	(460,774)	(3,435)	(464,209)
Acquisition of Angie's List and creation of noncontrolling interests in ANGI Homeservices	—	—	—	—	—	645,475	—	—	—	645,475	133,996	779,471
Noncontrolling interests created in acquisitions	17,758	—	—	—	—	—	—	—	—	—	—	—
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in ANGI Homeservices	—	—	—	—	—	(11,216)	—	(7)	—	(11,223)	2,730	(8,493)
Purchase of exchangeable note hedge	—	—	—	—	—	(74,365)	—	—	—	(74,365)	—	(74,365)
Equity component of Exchangeable Notes, net of deferred financing costs and deferred tax asset	—	—	—	—	—	71,158	—	—	—	71,158	—	71,158
Issuance of warrants	—	—	—	—	—	23,650	—	—	—	23,650	—	23,650
Other	(6,346)	—	—	—	—	148	—	—	—	148	879	1,027
Balance at December 31, 2017	$42,867	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	$(10,226,721)	$2,430,028	$516,795	$2,946,823
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$358,008	$(16,151)	$113,374
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	264,618	104,820	105,450
Depreciation	74,265	71,676	62,205
Amortization of intangibles	42,143	79,426	139,952
Goodwill impairment	—	275,367	14,056
Deferred income taxes	(285,278)	(119,181)	(59,786)
Acquisition-related contingent consideration fair value adjustments	5,801	2,555	(15,461)
Gain from the sale of businesses and investments, net	(32,673)	(50,965)	(1,005)
Impairment of long-term investments	12,214	10,680	6,689
Acquisition-related contingent consideration payment	(11,140)	—	—
Bad debt expense	28,930	17,733	16,648
Gain on real estate transaction	—	—	(34,341)
Other adjustments, net	43,633	(12,639)	8,907
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(115,169)	1,283	(29,680)
Other assets	5,671	(12,905)	(21,174)
Accounts payable and other current liabilities	(14,142)	(52,359)	8,756
Income taxes payable and receivable	655	8,998	24,167
Deferred revenue	39,154	35,803	66,914
Net cash provided by operating activities	416,690	344,141	405,671
Cash flows from investing activities:
Acquisitions, net of cash acquired	(149,094)	(18,403)	(617,402)
Capital expenditures	(75,523)	(78,039)	(62,049)
Investments in time deposits	—	(87,500)	—
Proceeds from maturities of time deposits	—	87,500	—
Proceeds from maturities and sales of marketable debt securities	114,350	252,369	218,462
Purchases of marketable debt securities	(29,891)	(313,943)	(93,134)
Purchases of investments	(9,106)	(12,565)	(34,470)
Net proceeds from the sale of businesses and investments	185,778	172,228	9,413
Other, net	2,994	11,215	(3,541)
Net cash provided by (used in) investing activities	39,508	12,862	(582,721)
Cash flows from financing activities:
Proceeds from issuance of IAC debt	517,500	—	—
Principal payments on IAC debt	(393,464)	(126,409)	(80,000)
Proceeds from issuance of Match Group debt	525,000	400,000	788,000
Principal payments on Match Group debt	(445,172)	(450,000)	—
Borrowing under ANGI Homeservices Term Loan	275,000	—	—
Purchase of exchangeable note hedge	(74,365)	—	—
Proceeds from issuance of warrants	23,650	—	—
Debt issuance costs	(33,744)	(7,811)	(19,050)
Fees and expenses related to note exchange	—	—	(6,954)
Proceeds from Match Group initial public offering, net of fees and expenses	—	—	428,789
Purchase of IAC treasury stock	(56,424)	(308,948)	(200,000)
Dividends	—	—	(113,196)
Proceeds from the exercise of IAC stock options	82,397	25,821	27,325
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(93,832)	(26,716)	(65,743)
Proceeds from the exercise of Match Group stock options	59,442	39,378	—
Withholding taxes paid on behalf of Match Group employees on net settled stock-based awards	(254,210)	(29,830)	—
Proceeds from the exercise of ANGI Homeservices stock options	1,653	—	—
Withholding taxes paid on behalf of ANGI Homeservices employees on net settled stock-based awards	(10,113)	—	—
Purchase of Match Group stock-based awards	(272,459)	—	(23,431)
Purchase of noncontrolling interests	(15,439)	(2,740)	(32,207)
Acquisition-related contingent consideration payments	(27,289)	(2,180)	(5,750)
Funds returned from (held in) escrow for MyHammer tender offer	10,604	(10,548)	—
Decrease (increase) in restricted cash related to bond redemptions	20,141	(141)	(20,000)
Other, net	(5,000)	(2,705)	607
Net cash (used in) provided by financing activities	(166,124)	(502,829)	678,390
Total cash provided (used)	290,074	(145,826)	501,340
Effect of exchange rate changes on cash and cash equivalents	11,548	(6,434)	(10,298)
Net increase (decrease) in cash and cash equivalents	301,622	(152,260)	491,042
Cash and cash equivalents at beginning of period	1,329,187	1,481,447	990,405
Cash and cash equivalents at end of period	$1,630,809	$1,329,187	$1,481,447
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
IAC is a leading media and Internet company composed of widely known consumer brands, such as Match, Tinder, PlentyOfFish and OkCupid, which are part of Match Group's online dating portfolio, HomeAdvisor and Angie's List, which are operated by ANGI Homeservices, as well as Vimeo, Dotdash, Dictionary.com, The Daily Beast and Investopedia.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
The Company has six reportable segments, which are described below.
Match Group
Our Match Group segment consists of the businesses and operations of Match Group, Inc. (“Match Group”).
Match Group completed its initial public offering ("IPO") on November 24, 2015. As of December 31, 2017, IAC’s economic and voting interest in Match Group were 81.2% and 97.6%, respectively.
Through Match Group, we operate a dating business that consists of a portfolio of brands, available in 42 languages across more than 190 countries, including the following key brands: Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, Pairs as well as a number of other brands.
Through the portfolio of brands within Match Group, we are a leading provider of subscription dating products servicing North America, Western Europe, Asia and many other regions around the world. We provide these services through websites and applications that we own and operate.
ANGI Homeservices
Our ANGI Homeservices segment includes the North America and European businesses of ANGI Homeservices Inc. On September 29, 2017, the Company completed the combination (the "Combination") of the businesses in the Company's HomeAdvisor segment and Angie's List, Inc. ("Angie's List") under a new publicly traded company called ANGI Homeservices. As of December 31, 2017, IAC’s economic and voting interest in ANGI Homeservices were 86.9% and 98.5%, respectively. In connection with the transaction, the Company changed the name of the HomeAdvisor segment to ANGI Homeservices and year-over-year comparisons for financial results for this segment are to the historical results of the HomeAdvisor segment (adjusted to reflect corporate allocations from IAC).
ANGI Homeservices is the world's largest digital marketplace for home services, connecting millions of homeowners across the globe with home service professionals. ANGI Homeservices operates leading brands in eight countries, including HomeAdvisor® and Angie's List® (United States), HomeStars (Canada), Travaux.com (France), MyHammer (Germany and Austria), MyBuilder (UK), Werkspot (Netherlands) and Instapro (Italy).
HomeAdvisor acquired controlling interests in MyBuilder Limited ("MyBuilder") on March 24, 2017, and HomeStars Inc. ("HomeStars") on February 8, 2017, leading home services platforms in the United Kingdom and Canada, respectively.
Video
Our Video segment consists of Vimeo, Electus, IAC Films and Daily Burn.
Vimeo operates a global video sharing platform for creators and their audiences. We provide creators with professional tools to host, manage, review, distribute and monetize videos online, while offering audiences a high quality, ad-free viewing experience across devices. On October 18, 2017, Vimeo acquired Livestream, a leading live video solution that powers millions of events a year.
Electus provides production and producer services for both unscripted and scripted television and digital content, primarily for initial sale and distribution in the United States and internationally. Our content is distributed on a wide range of platforms, including broadcast television, premium and basic cable television, subscription-based and ad-supported video-on-

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

demand services and other outlets. Electus also operates Electus Digital, which consists of the following websites and properties: CollegeHumor.com, Dorkly.com and Drawfee.com; YouTube channels WatchLOUD, Nuevon and Hungry; and Big Breakfast (a production company). Through Electus, we also operate Notional.
IAC Films provides production and producer services for feature films, primarily for initial sale and distribution in the United States and internationally. Our content is distributed through theatrical releases and video-on-demand services.
Daily Burn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms, including iOS, Android, Roku and other Internet-enabled television platforms.
Applications
Our Applications segment includes Consumer, which develops and distributes downloadable desktop and mobile applications, including Apalon, which houses our mobile applications operations, and SlimWare, which houses our downloadable desktop software and service operations; and Partnerships, which includes our business-to-business partnership operations.
Through our Consumer business, we develop, market and distribute a variety of applications, primarily browser extensions, which consist of a browser tab page and related technology that together enable users to run search queries directly from their web browsers. Apalon is a mobile development company with one of the largest and most popular portfolios of mobile applications worldwide. SlimWare is a provider of community-powered software and services that clean, repair, update, secure and optimize computers, mobile phones and digital devices.
Through our Partnerships business, we work closely with partners in the software, media and other industries to design and develop customized browser-based search applications to be bundled and distributed with these partners’ products and services.
Publishing
The Publishing segment includes our Premium Brands business, which is composed of Dotdash, Dictionary.com, Investopedia and The Daily Beast; and our Ask & Other business, which primarily includes Ask Media Group, CityGrid and, for periods prior to its sale on June 30, 2016, ASKfm.
Premium Brands
Our Premium Brands business primarily consists of the following destination websites:

•
Dotdash, a network of digital brands providing reliable information and inspiration in select vertical categories, including The Spruce (home), The Balance (money), Verywell (health), Lifewire (tech), TripSavvy (travel) and ThoughtCo (lifelong learning);

•	Dictionary.com, which primarily provides online and mobile dictionary, thesaurus and reference services;

•	Investopedia, a resource for investment and personal finance education and information, as well as online courses through Investopedia Academy for a fee; and

•
The Daily Beast, a website dedicated to news, commentary, culture and entertainment that curates and publishes existing and original online content from its own roster of contributors in the United States.

Ask & Other
Our Ask & Other business primarily includes:

•	Ask Media Group, a collection of websites providing general search services and information;

•	CityGrid, an advertising network that integrates local content and advertising for distribution to affiliated and third party publishers across web and mobile platforms; and

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	For periods prior to its sale on June 30, 2016, ASKfm, a questions and answers social network.
Other
The Other segment consists of the results of The Princeton Review, ShoeBuy and PriceRunner for periods prior to the sales of these businesses, which occurred on March 31, 2017, December 30, 2016 and March 18, 2016, respectively. The Princeton Review provided a variety of educational test preparation, academic tutoring and college counseling services; ShoeBuy was an Internet retailer of footwear and related apparel and accessories; and PriceRunner was a shopping comparison website.
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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair values of marketable securities and long-term investments; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; the liabilities for uncertain tax positions; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, services are rendered or merchandise is delivered to customers, the fee or price charged is fixed or determinable and collectability is reasonably assured. Deferred revenue is recorded when payments are received, or contractually due, in advance of the Company's rendering of services, availability of media content (films, television, or digital content) for broadcast or exhibition or delivery of merchandise.
Match Group
Match Group's revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by using a credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, all purchases are final and nonrefundable. Fees collected, or contractually due, in advance for subscriptions are deferred and recognized using the straight-line method over the terms of the applicable subscription period, which primarily range from one to six months, and corresponding mobile app store fees incurred on such transactions, if any, are deferred and expensed over the same period. Deferred revenue at Match Group is $198.3 million and $161.1 million at December 31, 2017 and 2016, respectively. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized every time an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue and the related expenses associated with offline events are recognized when each event occurs.
ANGI Homeservices
ANGI Homeservices revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), and (ii) membership subscriptions fees paid by service professionals. Consumer connection revenue varies based upon certain factors including the service requested, type of match (such as Instant Booking, Instant Connect, same day service or next day service) and geographic location of service. Effective with the Combination, revenue is also derived from Angie's List (i) sales of time-based advertising to service professionals and (ii) membership subscription fees from consumers.
ANGI Homeservices consumer connection revenue is generated and recognized when an in‑network service professional is delivered a consumer match. Membership subscription revenue is generated through subscription sales to service professionals and is deferred and recognized over the term of the applicable membership. Membership agreements can be one month, three months, or one year. Angie's List service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. These contracts include an early termination penalty. Angie's List revenue from the sale of website, mobile and call center advertising is recognized ratably over the period during which the advertisements run. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is published and distributed. Angie's List prepaid consumer membership subscription fees are recognized as revenue ratably over the term of the associated subscription, which is typically one year.
Deferred revenue at ANGI Homeservices is $64.1 million and $18.8 million at December 31, 2017 and 2016, respectively. The balance at December 31, 2017 includes Angie's List deferred revenue of $37.7 million.
Video
Revenue of businesses included in this segment is generated primarily through subscriptions, media production and distribution, and advertising. Production revenue is recognized when the production is available for the customer to broadcast or exhibit, subscription fee revenue is recognized over the terms of the applicable subscriptions, which are one month or one year, and advertising revenue is recognized when an ad is displayed or over the period earned. Deferred revenue at Vimeo is $49.4 million and $36.7 million at December 31, 2017 and 2016, respectively. Deferred revenue at Electus totals $12.8 million and $23.1 million at December 31, 2017 and 2016, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
To a significantly lesser extent, Applications' revenue also consists of fees related to subscription downloadable applications, which are recognized over the terms of the applicable subscriptions, primarily one to two years, and fees related to paid mobile downloadable applications and display advertisements, which are recognized at the time of the sale and when the ad is displayed, respectively. Deferred revenue at Applications is $23.6 million and $26.1 million at December 31, 2017 and 2016, respectively.
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
Other
The Princeton Review's revenue consisted primarily of fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. Fees from classes and access to online materials were recognized over the period of the course and the period of the online access, respectively. Tutoring fees were recognized based on usage.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds, commercial paper rated A1/P1 or better and treasury discount notes. Internationally, cash equivalents primarily consist of AAA rated government money market funds and time deposits.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Securities
At December 31, 2017, marketable securities consist of commercial paper rated A1+/P1. The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. The Company also invests in marketable equity securities as part of its investment strategy. All marketable securities are classified as available-for-sale and are reported at fair value. The unrealized gains and losses on marketable securities, net of tax, are included in accumulated other comprehensive income as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income into earnings.
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
Certain Risks and Concentrations
A meaningful portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google. For the years ended December 31, 2017, 2016 and 2015, revenue from Google represents 22%, 26% and 40% respectively, of the Company's consolidated revenue.
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
For the years ended December 31, 2017, 2016 and 2015, revenue earned from Google was $740.7 million, $824.4 million and $1.3 billion, respectively. This revenue is earned by the businesses comprising the Applications and Publishing segments. For the years ended December 31, 2017, 2016 and 2015, revenue earned from Google represents 83%, 87% and 94% of Applications revenue and 71%, 73% and 83% of Publishing revenue, respectively. Accounts receivable related to revenue earned from Google totaled $72.4 million and $65.8 million at December 31, 2017 and 2016, respectively.
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
Accounts Receivable, net of allowance for doubtful accounts and revenue reserves
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts and revenue reserves. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible.

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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $46.4 million and $46.9 million at December 31, 2017 and 2016, respectively.
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
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the excess is recorded.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Company's annual goodwill test at October 1, 2017, a qualitative assessment of the Match Group, ANGI Homeservices, Vimeo and Applications reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units is described below:

•	Match Group's October 1, 2017 market capitalization of $6.3 billion exceeded its carrying value by more than 1100% and Match Group's strong operating performance.

•	ANGI Homeservices' October 1, 2017 market capitalization of $5.9 billion exceeded its carrying value by more than 450% and ANGI Homeservices' strong operating performance.

•
The Company performed valuations of the Vimeo and Applications reporting units during 2017. These valuations were prepared primarily in connection with the issuance and/or settlement of equity grants that are denominated in the equity of these businesses. The valuations were prepared time proximate to, however, not as of October 1, 2017. The fair value of each of these businesses was in excess of its October 1, 2017 carrying value.

For the Company's annual goodwill test at October 1, 2017, the Company quantitatively tested the Daily Burn and Electus reporting units. The Company's quantitative test indicated that the fair value of each of these reporting units is in excess of its respective carrying value; therefore, the goodwill of these reporting units is not impaired. The Company's Publishing reporting unit has no goodwill.
The aggregate goodwill balance for the reporting units for which the most recent estimate of fair value is less than 120% of their carrying values is approximately $450 million.
The fair value of the Company's reporting units is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its subsidiary denominated stock based compensation plans, which can be a significant factor in the decision to apply the qualitative screen. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in determining the fair value of the Company's reporting units ranged from 12.5% to 17.5% in 2017 and 10% to 17.5% in 2016. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. In 2017, the Company did not quantitatively assess the Angie's List indefinite-lived intangible assets acquired through the Combination given the proximity of the September 29, 2017 transaction date to the October 1, 2017 annual test date. The Company determines the fair values of its indefinite-lived intangible assets using avoided royalty DCF analyses. Significant judgments inherent in these analyses include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 11% to 16% in both 2017 and 2016, and the royalty rates used ranged from 2% and 7% in both 2017 and 2016.
The 2017 annual assessment of goodwill and indefinite-lived intangible assets did not identify any impairments.
While the 2016 annual assessment did not identify any material impairments, during the second quarter of 2016 the Company recorded impairment charges related to the entire $275.4 million balance of the Publishing reporting unit goodwill and $11.6 million related to certain Publishing indefinite-lived intangible assets. The goodwill impairment charge at Publishing was driven by the impact from the new Google contract, traffic trends and monetization challenges and the corresponding impact on the then estimate of fair value. The expected cash flows used in the Publishing DCF analysis were based on the Company's most recent forecast for the second half of 2016 and each of the years in the forecast period, which were updated to include the effects of the Google contract, traffic trends and monetization challenges and the cost savings from our restructuring efforts. For years beyond the forecast period, the Company's estimated cash flows were based on forecasted growth rates. The discount rate used in the DCF analysis reflected the risks inherent in the expected future cash flows of the Publishing reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value of the Publishing reporting unit. To determine a peer group of companies for Publishing, we considered companies relevant in terms of business model, revenue profile, margin and growth characteristics and brand strength. The indefinite-lived intangible asset impairment charge related to certain trade names and trademarks and were due to reduced level of revenue and profits, which, in turn, also led to a reduction in the assumed royalty rates for these assets. The royalty rates used to value the trade names that were impaired ranged from 2% to 6% and the discount rate that was used reflected the risks inherent in the expected future cash flows of the trade names and trademarks. The impairment charge is included in "Amortization of intangibles" in the accompanying consolidated statement of operations.
In 2015, the Company identified and recorded impairment charges of $88.0 million related to certain indefinite-lived intangible assets at the Publishing segment and $14.1 million at the Other segment related to goodwill at ShoeBuy. The indefinite-lived intangible asset impairment charge at Publishing related to certain trade names of certain Ask & Other direct marketing brands, including Ask Media Group. The impairment charge reflected the impact of Google ecosystem changes that impacted our ability to market, the effect of the reduced revenue share on mobile under the terms of the services agreement with Google, and the shift in focus to higher margin businesses in Publishing's Premium Brands. The combined impact of these factors reduced the forecasted revenue and profits for these brands and the impairment charge reflected the resultant reduction in fair value. The goodwill impairment charge at ShoeBuy was due to increased investment and the seasonal effect of high inventory levels as of October 1, 2015.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as cost and equity method investments, are adjusted to fair value only when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
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
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, social media sites and third parties that distribute our Consumer downloadable applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the Match Group brands. Advertising expense is $1.1 billion, $1.0 billion and $1.2 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries beginning in 2018. The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company intends to elect to recognize the tax on GILTI as a period expense in the period the tax is incurred.
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
Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of other (expense) income, net. See "Note 19—Consolidated Financial Statement Details" for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. Such gains totaled $0.7 million, $9.9 million and $2.2 million, respectively, during the years ended December 31, 2017, 2016 and 2015, and was included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates in the future. During the years ended December 31, 2017, 2016 and 2015, two, one and

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

two of these arrangements, respectively, were exercised. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2017, 2016 and 2015, the Company recorded adjustments of $6.3 million, $7.9 million and $23.2 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Recent Accounting Pronouncements
Accounting Pronouncements not yet adopted by the Company
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which clarifies the principles for recognizing revenue and develops a common standard for all industries. ASU No. 2014-09 was subsequently amended during 2015, 2016 and 2017; these amendments provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, narrow-scope improvements and practical expedients.
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
The Company’s evaluation of the impact of the adoption of ASU No. 2014-09 on its consolidated financial statements is substantially complete. The principal remaining work is a confirmation of the calculation of the cumulative effect of ASU No. 2014-09 as of January 1, 2018, which will be completed during the financial close process for the first quarter of 2018. The adoption of ASU No. 2014-09 is not expected to have a material effect on the Company's consolidated financial statements.
The Company has reached the following determinations.

•
The Company has adopted ASU No. 2014-09 using the modified retrospective approach effective January 1, 2018. Therefore, the cumulative effect of adoption will be reflected as an adjustment to beginning retained earnings in the Form 10-Q for the period ending March 31, 2018.

•
Within ANGI Homeservices, the effect of the adoption of ASU No. 2014-09 on HomeAdvisor will be that sales commissions, which represent the incremental direct costs of obtaining a service professional contract, will be capitalized and amortized over the average life of a service professional. These costs were expensed as incurred prior to January 1, 2018. Prior to the Combination, Angie's List capitalized sales commissions and amortized the cost over the term of the applicable advertising contract. Following the Combination, Angie's List accounting policies were conformed to the HomeAdvisor's accounting policies and these costs are expensed as incurred. Following the adoption of ASU No. 2014-09, these costs will be capitalized and amortized over the average life of a service professional.

•
Within Applications, the primary effect of the adoption of ASU No. 2014-09 will be to accelerate the recognition of the portion of the revenue of certain desktop applications sold by SlimWare that qualify as functional intellectual property under ASU No. 2014-09. This revenue is currently deferred and recognized over the applicable subscription term.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under ASU No. 2016-01, certain equity investments will

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be measured at fair value with changes recognized in net income. ASU No. 2016-01 is effective for reporting periods beginning after December 15, 2017. The Company will adopt ASU No. 2016-01 effective January 1, 2018 and its adoption will not have a material effect on the consolidated financial statements upon adoption. The adoption of ASU No. 2016-01 may increase the volatility of our results of operations as a result of the remeasurement of our cost method investments.
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
The Company is not a lessor and has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
The adoption of ASU No. 2016-02 will not have an impact on the leverage calculation set forth in any of the Company's outstanding debt, or the debt of our Match Group and ANGI Homeservices subsidiaries, or our credit agreement or the credit agreement of Match Group because, in each circumstance, the leverage calculations are not affected by the liability that will be recorded upon adoption of the new standard.
While the Company's evaluation of the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements continues, outlined below is a summary of the status of the Company's progress:

•
the Company has selected a software package to assist in the determination of the right of use asset and related liability as of January 1, 2019 and to provide the required information following the adoption;

•	the Company has prepared summaries of its leases for input into the software package;

•	the Company is assessing the other inputs required in connection with the adoption of ASU No. 2016-02; and

•	the Company is developing its accounting policy, procedures and controls related to the new standard.
The Company does not expect to have a preliminary estimate of the right of use asset and related liability as of the adoption date until the third quarter of 2018.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments in certain transactions are presented and classified on the statement of cash flows. The provisions of ASU No. 2016-15 are effective for reporting periods beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable; early adoption is permitted. Upon adoption, cash payments made soon after the acquisition date of a business to settle a contingent consideration liability are classified as cash outflows for investing activities. Cash payments which are not made soon after the acquisition date of a business to settle a contingent consideration liability are separated and classified as cash outflows for financing activities up to the amount of the contingent consideration liability recognized at the acquisition date and as cash

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outflows from operating activities for any excess. The Company early adopted the provisions of ASU No. 2016-15 on January 1, 2017. As a result, $11.1 million of an acquisition-related contingent consideration payment of $15.0 million, which was in excess of the liability initially recognized at the acquisition date, has been classified as a cash outflow within net cash provided by operating activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2017.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Company adopted the provisions of ASU No. 2016-09 on January 1, 2017. Excess tax benefits or deficiencies related to equity awards to employees upon the exercise of stock options and the vesting of restricted stock units after January 1, 2017 are (i) reflected in the consolidated statement of operations as a component of the provision for income taxes, rather than recognized in equity (adopted on a prospective basis), and (ii) reflected as operating, rather than financing, cash flows in our consolidated statement of cash flows (adopted on a retrospective basis). Upon adoption, the calculation of fully diluted shares excludes excess tax benefits from the assumed proceeds in applying the treasury stock method; previously such benefits were included in the calculation. This change increased fully diluted shares by approximately 2.4 million shares for the year ended December 31, 2017. The Company continues to account for forfeitures using an estimated forfeiture rate.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the accounting for goodwill impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill under the two-step impairment test to measure a goodwill impairment charge. The Company early adopted the provisions of ASU No. 2017-04 on January 1, 2017 and the adoption of this standard update did not have a material impact on its consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INCOME TAXES
U.S. and foreign earnings (loss) before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
U.S.	$(52,606)	$(248,433)	$79,656
Foreign	119,564	167,348	63,234
Total	$66,958	$(81,085)	$142,890
The components of the (benefit) provision for income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current income tax (benefit) provision:
Federal	$(31,844)	$23,343	$67,505
State	1,964	3,662	7,785
Foreign	24,108	27,242	14,012
Current income tax (benefit) provision	(5,772)	54,247	89,302
Deferred income tax (benefit) provision:
Federal	(255,477)	(100,798)	(50,254)
State	(28,364)	(9,518)	(3,727)
Foreign	(1,437)	(8,865)	(5,805)
Deferred income tax (benefit) provision	(285,278)	(119,181)	(59,786)
Income tax (benefit) provision	$(291,050)	$(64,934)	$29,516
The deferred tax asset for net operating losses ("NOLs") was increased by $361.8 million for the year ended December 31, 2017 for excess tax deductions attributable to stock-based compensation. The related income tax benefit was recorded as a component of the deferred income tax benefit. The current income tax payable was reduced by $51.8 million and $56.4 million for the years ended December 31, 2016 and 2015, respectively, for excess tax deductions attributable to stock-based compensation. For the years ended December 31, 2016 and 2015, the related income tax benefits were recorded as increases to additional paid-in capital.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes receivable (payable) and deferred tax assets (liabilities) are included in the following captions in the accompanying consolidated balance sheet at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Income taxes receivable (payable):
Other current assets	$33,239	$41,352
Other non-current assets	1,949	1,615
Accrued expenses and other current liabilities	(11,798)	(5,788)
Income taxes payable	(25,624)	(33,528)
Net income taxes (payable) receivable	$(2,234)	$3,651

Deferred tax assets (liabilities):
Other non-current assets	$66,321	$2,511
Deferred income taxes	(35,070)	(228,798)
Net deferred tax assets (liabilities)	$31,251	$(226,287)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Accrued expenses	$22,234	$40,273
NOL carryforwards	292,812	63,948
Tax credit carryforwards	78,715	11,570
Stock-based compensation	77,976	87,914
Equity method investments	12,066	17,455
Intangible and other assets	—	13,708
Other	30,265	30,044
Total deferred tax assets	514,068	264,912
Less valuation allowance	(132,598)	(88,170)
Net deferred tax assets	381,470	176,742
Deferred tax liabilities:
Investment in subsidiaries	(247,167)	(385,474)
Intangible and other assets	(87,811)	—
Other	(15,241)	(17,555)
Total deferred tax liabilities	(350,219)	(403,029)
Net deferred tax assets (liabilities)	$31,251	$(226,287)
At December 31, 2017, the Company has federal and state NOLs of $850.2 million and $859.4 million, respectively. The federal NOLs, if not utilized, will expire at various times between 2023 and 2037, and the state NOLs, if not utilized, will expire at various times between 2018 and 2037. Federal and state NOLs of $586.8 million and $496.0 million, respectively, can

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2017, the Company has foreign NOLs of $378.2 million available to offset future income. Of these foreign NOLs, $355.4 million can be carried forward indefinitely and $22.8 million will expire at various times between 2018 and 2037. During 2017, the Company recognized tax benefits related to NOLs of $257.7 million. Included in this amount is $79.2 million of tax benefits of acquired attributes which was recorded as a reduction in goodwill. At December 31, 2017, the Company has federal and state capital losses of $11.3 million and $30.9 million, respectively. If not utilized, the capital losses will expire between 2020 and 2021. Utilization of capital losses will be limited to the Company's ability to generate future capital gains.
At December 31, 2017, the Company has tax credit carryforwards of $87.6 million. Of this amount, $49.3 million relates to credits for foreign taxes, of which $41.8 million was generated from the provisional Transition Tax calculation (described below), $31.1 million relates to credits for research activities and $7.2 million relates to various other credits. Of these credit carryforwards, $15.2 million can be carried forward indefinitely and $72.4 million will expire between 2018 and 2037.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2017, the Company has a gross deferred tax asset of $130.0 million that the Company expects to fully utilize on a more likely than not basis.
During 2017, the Company's valuation allowance increased by $44.4 million primarily due to the establishment of foreign NOLs related to a recent acquisition. At December 31, 2017, the Company has a valuation allowance of $132.6 million related to the portion of tax loss carryforwards, foreign tax credits and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax (benefit) provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income tax (benefit) provision at the federal statutory rate of 35%	$23,435	$(28,446)	$50,006
Transition tax	62,667	—	—
Stock-based compensation	(358,901)	3,998	1,787
Foreign income taxed at a different statutory tax rate	(14,725)	(27,115)	(10,382)
State income taxes, net of effect of federal tax benefit	86	(3,880)	2,208
Realization of certain deferred tax assets	(3,133)	—	(22,440)
Non-taxable sale and non-deductible goodwill associated with ShoeBuy	—	(13,142)	4,920
Goodwill impairment of Publishing	—	10,649	—
Research credit	(5,304)	(2,231)	(2,354)
Non-deductible impairments for certain cost method investments	2,669	3,489	2,341
Deferred tax adjustment for enacted changes in tax laws and rates	705	(4,594)	—
Other, net	1,451	(3,662)	3,430
Income tax (benefit) provision	$(291,050)	$(64,934)	$29,516

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2017	2016	2015
	(In thousands)
Balance at January 1	$38,372	$40,808	$30,386
Additions based on tax positions related to the current year	2,050	2,033	4,227
Additions for tax positions of prior years	1,994	2,676	14,467
Reductions for tax positions of prior years	(3,761)	(743)	(1,556)
Settlements	—	(5,107)	—
Expiration of applicable statutes of limitations	(1,923)	(1,295)	(6,716)
Balance at December 31	$36,732	$38,372	$40,808
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for the years ended December 31, 2017, 2016 and 2015 is a $0.1 million benefit, $0.4 million expense and $0.1 million expense, respectively, net of related deferred taxes of less than $0.1 million, $0.2 million and less than $0.1 million, respectively, for interest on unrecognized tax benefits. At December 31, 2017 and 2016, the Company has accrued $3.0 million and $2.6 million, respectively, for the payment of interest. At both December 31, 2017 and 2016, the Company has accrued $1.7 million for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2019, and the statute of limitations for the year 2013 has been extended to June 30, 2018. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2017 and 2016, unrecognized tax benefits, including interest and penalties, were $39.7 million and $41.0 million, respectively. If unrecognized tax benefits at December 31, 2017 are subsequently recognized, $37.2 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2016 was $37.7 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $13.2 million by December 31, 2018, due to expirations of statutes of limitations; $12.9 million of which would reduce the income tax provision.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act subjects to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implements a number of changes that take effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on GILTI earned by foreign subsidiaries. The Company’s income tax provision for the year ended December 31, 2017 includes an expense of $63.8 million related to the Tax Act, of which, $62.7 million relates to the Transition Tax and $1.1 million relates to the remeasurement of U.S. net deferred tax assets due to the reduction in the corporate income tax rate. The Company has sufficient current year NOLs to offset the taxable income resulting from the Transition Tax and, therefore, will not be required to pay the one-time Transition Tax.
The Transition Tax on deemed repatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and has recorded a provisional Transition Tax expense of $62.7 million. Any adjustment of the Company's provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels.
As of December 31, 2017, the Company has $452.2 million in foreign cash of which approximately $420.2 million can be repatriated without any significant tax consequences as it has been substantially subjected to U.S. income tax under the Transition Tax imposed by the Tax Act. The Company has not provided for approximately $7.9 million of deferred taxes for the $101.2 million of the foreign cash earnings that is indefinitely reinvested outside the U.S. The Company reassess its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the Company changes this judgment.

NOTE 4—BUSINESS COMBINATION
On September 29, 2017, the Company completed the combination of the businesses in the Company's HomeAdvisor segment and Angie's List under a new publicly traded company called ANGI Homeservices. Through the Combination, ANGI Homeservices acquired 100% of the common stock of Angie's List on September 29, 2017 for a total purchase price valued at $781.4 million. Angie’s List is a nationwide marketplace for local services where consumers can research, hire, rate and review the providers of these services. Ratings and reviews assist members in identifying and hiring a provider for their local service needs. Angie’s List's services are provided in markets located across the continental United States.
The purchase price of $781.4 million was determined based on the sum of (i) the fair value of the 61.3 million shares of Angie's List common stock outstanding immediately prior to the Combination based on the closing stock price of Angie's List common stock on the NASDAQ on September 29, 2017 of $12.46 per share; (ii) the cash consideration of $1.9 million paid to holders of Angie's List common stock who elected to receive $8.50 in cash per share; and (iii) the fair value of vested equity awards (including the pro rata portion of unvested awards attributable to pre-combination services) outstanding under Angie's List stock plans on September 29, 2017. Each stock option to purchase shares of Angie's List common stock that was outstanding immediately prior to the effective time of the Combination was, as of the effective time of the Combination, converted into an option to purchase (i) that number of Class A shares of ANGI Homeservices equal to the total number of shares of Angie's List common stock subject to such Angie's List option immediately prior to the effective time of the Combination, (ii) at a per-share exercise price equal to the exercise price per share of Angie's List common stock at which such Angie's List option was exercisable immediately prior to the effective time of the Combination. Each award of Angie's List restricted stock units that was outstanding immediately prior to the effective time of the Combination was, as of the effective time of the Combination, converted into an ANGI Homeservices restricted stock unit award with respect to a number of Class A shares of ANGI Homeservices equal to the total number of shares of Angie's List common stock subject to such Angie's List restricted stock unit award immediately prior to the effective time of the Combination.
The table below summarizes the purchase price:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The financial results of Angie's List are included in the Company's consolidated financial statements, within the ANGI Homeservices segment, beginning September 29, 2017. For the year ended December 31, 2017, the Company included $58.9 million of revenue and $21.8 million of net loss in its consolidated statement of operations related to Angie's List. The net loss of Angie's List reflects $28.7 million in stock-based compensation expense related to (i) the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination and (ii) the expense related to previously issued Angie's List equity awards, severance and retention costs of $19.8 million related to the Combination and a reduction in revenue of $7.8 million due to the write-off of deferred revenue related to the Combination.
The table below summarizes the fair values of the assets acquired and liabilities assumed at the date of combination:

Angie's List
(In thousands)
Cash and cash equivalents	$44,270
Other current assets	11,280
Property and equipment	16,341
Goodwill	543,674
Intangible assets	317,300
Total assets	932,865
Deferred revenue	(32,595)
Other current liabilities	(46,150)
Long-term debt—related party	(61,498)
Deferred income taxes	(9,833)
Other long-term liabilities	(1,405)
Net assets acquired	$781,384
The purchase price was based on the expected financial performance of Angie's List, not on the value of the net identifiable assets at the time of combination. This resulted in a significant portion of the purchase price being attributed to goodwill because Angie's List is complementary and synergistic to the other North America businesses of ANGI Homeservices.
The fair values of the identifiable intangible assets acquired at the date of combination are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Angie's List
	(In thousands)	Weighted-average useful life (years)
Indefinite-lived trade name and trademarks	$137,000	Indefinite
Service professionals	90,500	3
Developed technology	63,900	6
Memberships	15,900	3
User base	10,000	1
Total identifiable intangible assets acquired	$317,300
Other current assets, current liabilities and other long-term liabilities of Angie's List were reviewed and adjusted to their fair values at the date of combination, as necessary. The fair value of deferred revenue was determined using an income approach that utilized a cost to fulfill analysis. The fair value of the trade name and trademarks was determined using an income approach that utilized the relief from royalty methodology. The fair values of developed technology and user base were determined using a cost approach that utilized the cost to replace methodology. The fair values of the service professionals and memberships were determined using an income approach that utilized the excess earnings methodology. The valuations of deferred revenue and intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows, cost and profit margins related to deferred revenue and the determination of royalty and discount rates. The amount attributed to goodwill is not tax deductible.
Pro forma financial information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List as if the Combination had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the Combination actually occurred on January 1, 2016. For the year ended December 31, 2017, pro forma adjustments include (i) reductions in stock-based compensation expense of $78.0 million and transaction related costs of $34.1 million because they are one-time in nature and will not have a continuing impact on operations; and (ii) an increase in amortization of intangibles of $31.9 million. The stock-based compensation expense is related to the modification of previously issued HomeAdvisor vested equity awards, which were converted into ANGI Homeservices' equity awards, and the acceleration of previously issued Angie's List equity awards held by employees terminated in connection with the Combination. The transaction related costs include severance and retention costs of $19.8 million related to the Combination. For the year ended December 31, 2016, pro forma adjustments include a reduction in revenue of $34.1 million due to the write-off of deferred revenue at the assumed date of acquisition as well as increases in stock-based compensation expense of $81.4 million and amortization of intangibles of $56.1 million.

	December 31,
	2017	2016
	(In thousands)
Revenue	$3,529,600	$3,429,105
Net earnings (loss) attributable to IAC shareholders	$364,496	$(143,133)
Basic earnings (loss) per share attributable to IAC shareholders	$4.55	$(1.79)
Diluted earnings (loss) per share attributable to IAC shareholders	$4.27	$(1.79)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2017	2016
	(In thousands)
Goodwill	$2,559,066	$1,924,052
Intangible assets with indefinite lives	459,143	320,645
Intangible assets with definite lives, net of accumulated amortization	204,594	34,806
Total goodwill and intangible assets, net	$3,222,803	$2,279,503
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2017:

	Balance at December 31, 2016	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2017
	(In thousands)
Match Group	$1,206,538	$255	$—	$41,106	$1,247,899
ANGI Homeservices	170,611	590,772	—	6,934	768,317
Video	25,239	70,369	—	—	95,608
Applications	447,242	—	—	—	447,242
Other	74,422	—	(74,430)	8	—
Total	$1,924,052	$661,396	$(74,430)	$48,048	$2,559,066
The additions primarily relate to the acquisitions of Angie's List, MyBuilder and HomeStars (included in the ANGI Homeservices segment), and Livestream (included in the Video segment). The deductions relate to the sale of The Princeton Review (included in the Other segment).
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2016:

	Balance at December 31, 2015	Additions	Deductions	Impairment	Foreign Exchange Translation	Balance at December 31, 2016
	(In thousands)
Match Group	$1,218,607	$603	$(2,983)	$—	$(9,689)	$1,206,538
ANGI Homeservices	150,251	21,985	—	—	(1,625)	170,611
Video	15,590	9,649	—	—	—	25,239
Applications	447,242	—	—	—	—	447,242
Publishing	277,192	—	(1,968)	(275,367)	143	—
Other	136,482	—	(62,860)	—	800	74,422
Total	$2,245,364	$32,237	$(67,811)	$(275,367)	$(10,371)	$1,924,052
The additions primarily relate to the acquisitions of MyHammer Holding AG (included in the ANGI Homeservices segment) and VHX (included in the Video segment). The deductions primarily relate to the sales of PriceRunner and ShoeBuy (both included in the Other segment). During the second quarter of 2016, the Company recorded impairment charges related to the entire $275.4 million balance of the Publishing reporting unit goodwill. The goodwill impairment charge at Publishing was driven by the impact from the new Google contract, traffic trends and monetization challenges and the corresponding impact on the then estimated fair value.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The December 31, 2017 and 2016 goodwill balance reflects accumulated impairment losses of $598.0 million, $529.1 million and $11.6 million at Publishing, Applications and Electus (included in the Video segment), respectively.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. During the second quarter of 2016, the Company changed the classification of certain intangibles from indefinite-lived to definite-lived at Publishing. At December 31, 2017 and 2016, intangible assets with definite lives are as follows:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Contractor and service professional relationships and other	$102,997	$(13,252)	$89,745	3.0
Technology	115,200	(37,357)	77,843	4.8
Customer lists and user base	23,468	(5,401)	18,067	2.2
Content	5,000	(3,973)	1,027	5.0
Trade names	16,986	(13,634)	3,352	2.6
Memberships	15,900	(1,340)	14,560	3.0
Total	$279,551	$(74,957)	$204,594	3.7

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Contractor relationships and other	$7,230	$(2,612)	$4,618	4.5
Technology	38,602	(27,667)	10,935	3.4
Customer lists and user base	12,485	(9,997)	2,488	3.7
Content	14,802	(8,965)	5,837	4.3
Trade names	63,855	(52,927)	10,928	1.8
Total	$136,974	$(102,168)	$34,806	2.8
At December 31, 2017, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2018	$72,395
2019	56,624
2020	44,438
2021	12,529
2022	10,650
Thereafter	7,958
Total	$204,594
NOTE 6—MARKETABLE SECURITIES
At December 31, 2017, current available-for-sale marketable securities are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$4,995	$—	$—	$4,995
Total marketable securities	$4,995	$—	$—	$4,995
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2017 are due within one year. There are no investments in available-for-sale marketable debt securities that are in an unrealized loss position as of December 31, 2017.
At December 31, 2016, current available-for-sale marketable securities are as follows:

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
The following table presents the proceeds from maturities and sales of available-for-sale marketable securities and the related gross realized gains:

	December 31,
	2017	2016	2015
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable securities	$114,350	$279,485	$218,976
Gross realized gains	—	3,556	443
Gross realized gains from the maturities and sales of available-for-sale marketable securities are included in "Other (expense) income, net" in the accompanying consolidated statement of operations. There were no gross realized losses from the maturities and sales of available-for-sale marketable securities for the years ended December 31, 2017, 2016 and 2015. However, during the second quarter of 2015, the Company recognized $0.3 million in losses that were deemed to be other-than-temporary related to various corporate debt securities that were expected to be sold by the Company, in part, to fund its cash needs related to Match Group's acquisition of PlentyOfFish for $575 million.
NOTE 7—LONG-TERM INVESTMENTS
Long-term investments consist of:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2017	2016
	(In thousands)
Cost method investments	$63,418	$116,133
Equity method investments	1,559	6,677
Total long-term investments	$64,977	$122,810
Cost method investments
In 2017, 2016 and 2015, the Company recorded $9.5 million, $10.0 million and $4.5 million, respectively, of other-than-temporary impairment charges for certain cost method investments as a result of our assessment of the near-term prospects and financial condition of the investees. These charges are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
On October 23, 2017, Match Group sold a cost method investment for net proceeds of $60.2 million. The gain on sale of $9.1 million is included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
Equity method investments
In 2017 and 2016, the Company recorded other-than-temporary impairment charges on certain of its investments of $2.7 million and $0.6 million, respectively. These charges are included in "Other (expense) income, net" in the accompanying consolidated statement of operations.
NOTE 8—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$780,425	$—	$—	$780,425
Time deposits	—	60,000	—	60,000
Treasury discount notes	100,457	—	—	100,457
Commercial paper	—	215,325	—	215,325
Certificates of deposit	—	6,195	—	6,195
Marketable securities:
Commercial paper	—	4,995	—	4,995
Total	$880,882	$286,515	$—	$1,167,397

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$667,662	$—	$—	$667,662
Time deposits	—	79,000	—	79,000
Treasury discount notes	24,991	—	—	24,991
Commercial paper	—	123,640		123,640
Marketable securities:
Commercial paper	—	49,797		49,797
Treasury discount notes	34,974	—	—	34,974
Corporate debt securities	—	4,571	—	4,571
Total	$727,627	$257,008	$—	$984,635

Liabilities:
Contingent consideration arrangements	$—	$—	$(33,871)	$(33,871)
The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Year Ended December 31,
	2017	2016
	Contingent Consideration Arrangements	Auction Rate Security	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$(33,871)	$4,050	$(33,873)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(5,801)	—	(2,555)
Included in other comprehensive (loss) income	(1,404)	5,950	(1,571)
Fair value at date of acquisition	—	—	(185)
Settlements	38,429	—	2,180
Proceeds from sale	—	(10,000)	—
Other	—	—	2,133
Balance at December 31	$(2,647)	$—	$(33,871)
Contingent consideration arrangements
As of December 31, 2017, there are three contingent consideration arrangements related to business acquisitions. Two of the contingent consideration arrangements have limits as to the maximum amount that can be paid. The maximum contingent payments related to these arrangements is $33.0 million and the gross fair value of these arrangements, before the unamortized discount, at December 31, 2017 is $3.0 million. No payment is expected for the one contingent consideration arrangement without a limit on the maximum earnout.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contingent consideration arrangements are based upon earnings performance and/or operating metrics. The Company generally determined the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, because the arrangements were initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at both December 31, 2017 and 2016 reflect discount rates of 12%.
The fair value of the contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at December 31, 2017 and 2016 includes a current portion of $0.6 million and $33.4 million, respectively, and non-current portion of $2.0 million and $0.4 million, respectively, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,802)	$(20,000)	$(20,311)
Long-term debt, net	(1,979,469)	(2,168,108)	(1,582,484)	(1,657,861)
The fair value of long-term debt, including the current portion, is estimated using market prices or indices for similar liabilities and takes into consideration other factors such as credit quality and maturity, which are Level 3 inputs.
NOTE 9—LONG-TERM DEBT
Long-term debt consists of:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2017	2016
	(In thousands)
Match Group Debt:
Match Group Term Loan due November 16, 2022	$425,000	$350,000
6.75% Senior Notes due December 15, 2022 (the "Match Group 6.75% Senior Notes"); interest payable each June 15 and December 15	—	445,172
6.375% Senior Notes due June 1, 2024 (the "Match Group 6.375% Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "Match Group 5.00% Senior Notes"); interest payable each June 15 and December 15, which commences on June 15, 2018	450,000	—
Total Match Group long-term debt	1,275,000	1,195,172
Less: unamortized original issue discount and original issue premium, net	8,668	5,245
Less: unamortized debt issuance costs	13,636	13,434
Total Match Group debt, net	1,252,696	1,176,493

ANGI Homeservices Debt:
ANGI Homeservices Term Loan due November 1, 2022	275,000	—
Less: current portion of ANGI Homeservices long-term debt	13,750	—
Less: unamortized debt issuance costs	2,938	—
Total ANGI Homeservices debt	258,312	—

IAC Debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "Exchangeable Notes"); interest payable each April 1 and October 1, which commences on April 1, 2018	517,500	—
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15	34,859	38,109
4.875% Senior Notes due November 30, 2018 (the "4.875% Senior Notes"); interest payable each May 30 and November 30	—	390,214
Total IAC long-term debt	552,359	428,323
Less: current portion of IAC long-term debt	—	20,000
Less: unamortized original issue discount	67,158	—
Less: unamortized debt issuance costs	16,740	2,332
Total IAC debt, net	468,461	405,991

Total long-term debt, net	$1,979,469	$1,582,484
Match Group Senior Notes:
The outstanding balance of the Match Group 6.75% Senior Notes of $445.2 million was redeemed on December 17, 2017 with the proceeds from the issuance of the Match Group 5.00% Senior Notes and cash on hand.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year	Percentage
2019	104.781%
2020	103.188%
2021	101.594%
2022 and thereafter	100.000%
On December 4, 2017, Match Group completed a private offering of $450 million aggregate principal amount of its 5.00% Senior Notes due December 15, 2027. The proceeds from these notes, along with cash on hand, were used to redeem the outstanding balance of the Match Group 6.75% Senior Notes. At any time prior to December 15, 2022, the Match Group 5.00% Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2022	102.500%
2023	101.667%
2024	100.833%
2025 and thereafter	100.000%
The indentures governing the Match Group 6.375% and 5.00% Senior Notes (i) contain covenants that would limit Match Group's ability to pay dividends or to make distributions and repurchase or redeem Match Group stock in the event a default has occurred or Match Group's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0 and (ii) are ranked equally with each other. At December 31, 2017, there were no limitations pursuant thereto. There are additional covenants that limit Match Group's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event Match Group is not in compliance with certain ratios set forth in the indenture, and (ii) incur liens, enter into agreements restricting Match Group subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
Match Group Term Loan and Match Group Credit Facility:
On November 16, 2015, under a credit agreement (the "Match Group Credit Agreement"), Match Group borrowed $800 million in the form of a term loan (the "Match Group Term Loan"). During 2016, Match Group made $450 million of principal payments, $400 million of which was funded from proceeds of the 6.375% Senior Notes (described above). On August 14, 2017, Match Group increased its Term Loan by $75 million to $425 million, repriced the outstanding balance at LIBOR plus 2.50% and reduced the LIBOR floor to 0.00%. The Match Group Term Loan provides for additional annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the Match Group Credit Agreement. The interest rate on the Match Group Term Loan at December 31, 2017 is 3.85%. Interest payments are due at least quarterly through the term of the loan.
Match Group has a $500 million revolving credit facility (the "Match Group Credit Facility") that expires on October 7, 2020. At December 31, 2017 and 2016, there were no outstanding borrowings under the Match Group Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the Match Group Credit Facility bear interest, at Match Group's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Match Group's consolidated net leverage ratio. The terms of the Match Group Credit Facility require Match Group to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
There are additional covenants under the Match Group Credit Facility and the Match Group Term Loan that limit the ability of Match Group and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the Match Group Term Loan remains outstanding, these same covenants under the Match Group Credit Agreement are

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

more restrictive than the covenants that are applicable to the Match Group Credit Facility. Obligations under the Match Group Credit Facility and Match Group Term Loan are unconditionally guaranteed by certain Match Group wholly-owned domestic subsidiaries, and are also secured by the stock of certain Match Group domestic and foreign subsidiaries. The Match Group Term Loan and outstanding borrowings, if any, under the Match Group Credit Facility rank equally with each other, and have priority over the Match Group 6.375% and 5.00% Senior Notes to the extent of the value of the assets securing the borrowings under the Match Group Credit Agreement.
ANGI Homeservices Term Loan:
On November 1, 2017, ANGI Homeservices borrowed $275 million under a five-year term loan facility ("ANGI Homeservices Term Loan"). The ANGI Homeservices Term Loan is guaranteed by ANGI Homeservices' wholly-owned material domestic subsidiaries and is secured by substantially all assets of ANGI Homeservices and the guarantors, subject to certain exceptions. The ANGI Homeservices Term Loan currently bears interest at LIBOR plus 2.00%, or 3.38% at December 31, 2017, which is subject to change based on ANGI Homeservices' consolidated net leverage ratio. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required. A portion of the proceeds of the loan were used to repay two intercompany notes outstanding to IAC and its subsidiaries and the remaining proceeds will be used for general corporate purposes. See "Note 17—Related Party Transactions" for further information on the intercompany notes.
There are additional covenants under the ANGI Homeservices Term Loan that limit the ability of ANGI Homeservices and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the ANGI Homeservices Term Loan are unconditionally guaranteed by certain ANGI Homeservices wholly-owned domestic subsidiaries, and are also secured by the stock of certain ANGI Homeservices domestic and foreign subsidiaries.
IAC Exchangeable Notes:
On October 2, 2017, IAC FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, completed a private offering of $517.5 million aggregate principal amount of its 0.875% Exchangeable Senior Notes due October 1, 2022 (the “Exchangeable Notes”). The Exchangeable Notes are guaranteed by the Company. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, the Company has the right to settle the conversion of each $1,000 principal amount of Exchangeable Notes with any of the three following alternatives: (1) shares of our common stock, (2) cash or (3) a combination of cash and shares of our common stock.
The Exchangeable Notes are exchangeable at any time prior to the close of business on the business day immediately preceding July 1, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days during the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as further described under the Indenture.
The net proceeds from the sale of the Exchangeable Notes were approximately $499.5 million, after deducting fees and expenses. The net proceeds from the offering were:

•	used to pay the net premium of $50.7 million on the Exchangeable Note Hedge and Warrant (defined below); and

•	loaned to IAC, which repaid the outstanding balance of the 4.875% Senior Notes of $361.9 million, plus accrued interest of $8.8 million. The 4.875% Senior Notes were redeemed on November 30, 2017.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We separately account for the debt and the equity components of the Exchangeable Notes. Accordingly, the Company recorded a debt discount and corresponding increase to additional paid-in capital of $70.4 million, which is the fair value attributed to the exchange feature or equity component of the debt, on the date of issuance. The Company is amortizing the debt discount utilizing the effective interest method over the life of the Exchangeable Notes which increases the effective interest rate from its coupon rate of 0.875% to 3.88%. Transaction costs of $18.0 million were allocated between the liability and equity components.
In connection with the debt offering, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the entire 3.4 million shares that would be issuable upon the exchange of the Exchangeable Notes at approximately $152.18 per share (the "Exchangeable Note Hedge"), and sold warrants allowing the holder to purchase initially (subject to adjustment upon the occurrence of specified events) 3.4 million shares at $229.70 per share (the "Warrant"). The Exchangeable Note Hedge is expected to reduce the potential dilutive effect of the Company's common stock upon any exchange of notes and/or offset any cash payment IAC FinanceCo, Inc. is required to make in excess of the principal amount of the exchanged notes. The Warrants would separately have a dilutive effect on the Company's common stock to the extent that the market price per share of the Company common stock exceeds the applicable strike price of the Warrants. The cost of the Exchangeable Note Hedge was $74.4 million, which was recorded as a reduction to additional paid-in capital. The aggregate proceeds from the issuance of the Warrant were $23.6 million, which was recorded as an increase to additional paid-in capital.
The Company incurred cash and non-cash interest expense of $4.3 million in 2017 for the Exchangeable Notes. As of December 31, 2017, the unamortized discount amount totaled $67.2 million resulting in a net carrying value of the liability component of $450.3 million.
IAC Senior Notes:
The 4.75% Senior Notes were issued by IAC on December 21, 2012. These Notes are unconditionally guaranteed by certain wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries. See "Note 21—Guarantor and Non-Guarantor Financial Information" for financial information relating to guarantors and non-guarantors.
The indenture governing the 4.75% Senior Notes was amended to eliminate substantially all of the restrictive covenants contained therein in connection with the Match Exchange Offer.
We may redeem the 4.75% Senior Notes at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2018	101.583%
2019	100.792%
2020 and thereafter	100.000%
IAC Credit Facility:
IAC has a $300 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At December 31, 2017 and 2016, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 25 basis points, and is based on the leverage ratio (as defined in the agreement) most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by the same domestic subsidiaries that guarantee the 4.75% Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 4.75% Senior Notes are subordinate to the outstanding borrowings under the IAC Credit Facility to extent of the value of the assets securing such borrowings.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 2, 2017, IAC Group, LLC ("IAC Group"), a wholly-owned subsidiary of the Company, entered into a joinder agreement by and among IAC Group, the Company, and each of the other loan parties party to the IAC Credit Facility. Pursuant to the joinder agreement, IAC Group became the successor borrower under the IAC Credit Facility and IAC's obligations under the credit agreement were terminated. Borrowings under the IAC Credit Facility are still unconditionally guaranteed by the same domestic subsidiaries that guarantee the 4.75% Senior Notes and is still secured by the stock of certain of our domestic and foreign subsidiaries.
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2018	$13,750
2019	13,750
2020	13,750
2021	27,500
2022	1,183,609
2024	400,000
2027	450,000
Total	2,102,359
Less: current portion of long-term debt	13,750
Less: unamortized original issue discount	75,826
Less: unamortized debt issuance costs	33,314
Total long-term debt, net	$1,979,469

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
Reserved Common Shares
In connection with equity compensation plans, the Exchangeable Notes and warrants, 19.1 million shares of IAC common stock are reserved at December 31, 2017.
Warrants
At December 31, 2017, warrants to acquire initially (subject to adjustment upon the occurrence of specified events) 3.4 million shares of IAC common stock at $229.70 per share were outstanding. The warrants were issued in connection with the issuance of the Exchangeable Notes. During the year ended December 31, 2017 there were no warrants exercised. No warrants were outstanding at December 31, 2016 and 2015. See "Note 9—Long-term Debt" for additional information on the Company's Exchangeable Notes.
Common Stock Repurchases
During 2017, 2016 and 2015, the Company repurchased 0.7 million, 6.3 million and 3.0 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $50.1 million, $315.3 million and $200.0 million, respectively.
On May 3, 2016, IAC's Board of Directors authorized the repurchase of an additional 10.0 million shares of IAC common stock. At December 31, 2017, the Company has approximately 8.6 million shares remaining in its share repurchase authorization.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(170,149)	$4,026		$(166,123)
Other comprehensive income before reclassifications	65,908	7		65,915
Amounts reclassified to earnings	673	(4,033)	(a)	(3,360)
Net current period other comprehensive income (loss)	66,581	(4,026)		62,555
Balance at December 31	$(103,568)	$—		$(103,568)
_________________________

(a)	Amount includes a tax benefit of $3.8 million.
At December 31, 2017, there was no tax benefit or provision on the accumulated other comprehensive loss.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(154,645)	$2,542		$(152,103)
Other comprehensive (loss) income before reclassifications, net of tax benefit of $0.7 million related to unrealized losses on available-for-sale securities	(46,943)	4,855		(42,088)
Amounts reclassified to earnings	9,850	(2,913)	(b)	6,937
Net current period other comprehensive (loss) income	(37,093)	1,942		(35,151)
Reallocation of accumulated other comprehensive loss (income) related to the noncontrolling interests created in the Match Group IPO	21,589	(458)		21,131
Balance at December 31	$(170,149)	$4,026		$(166,123)
_________________________
(b)    Amount is net of a tax provision of $0.2 million.

	Year Ended December 31, 2015
	Foreign Currency Translation Adjustment	Unrealized (Losses) Gain On Available-For-Sale Securities		Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(86,848)	$(852)		$(87,700)
Other comprehensive (loss) income before reclassifications, net of tax provision of $0.6 million related to unrealized gains on available-for-sale securities	(65,606)	3,537		(62,069)
Amounts reclassified to earnings	(2,191)	(143)	(c)	(2,334)
Net current period other comprehensive (loss) income	(67,797)	3,394		(64,403)
Balance at December 31	$(154,645)	$2,542		$(152,103)
_________________________
(c)    Amount is net of a tax provision of $0.1 million.
NOTE 12—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$358,008	$358,008	$(16,151)	$(16,151)	$113,374	$113,374
Net (earnings) loss attributable to noncontrolling interests	(53,084)	(53,084)	(25,129)	(25,129)	6,098	6,098
Impact from public subsidiaries' dilutive securities (a)	—	(33,531)	—	—	—	(1,799)
Net earnings (loss) attributable to IAC shareholders	$304,924	$271,393	$(41,280)	$(41,280)	$119,472	$117,673

Denominator:
Weighted average basic shares outstanding	80,089	80,089	80,045	80,045	82,944	82,944
Dilutive securities (b) (c) (d) (e) (f) (g)	—	5,221	—	—	—	5,323
Denominator for earnings per share—weighted average shares(b) (c) (d) (e) (f) (g)	80,089	85,310	80,045	80,045	82,944	88,267

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share	$3.81	$3.18	$(0.52)	$(0.52)	$1.44	$1.33
__________________________________________________________________

(a)
The amount for the years ended December 31, 2017 and 2015 reflects the reduction in Match Group's earnings (after its IPO on November 24, 2015) attributable to IAC from the assumed exercise of Match Group dilutive securities under the if-converted method. For the year ended December 31, 2016, the impact on earnings related to Match Group's dilutive securities under the if-converted method is excluded because it would have been anti-dilutive due to the Company's net loss.

(b)
Dilutive securities for the year ended December 31, 2017, include the impact from the assumed exercise of ANGI Homeservices dilutive securities under the if-converted method, as it is more dilutive for IAC to settle certain ANGI Homeservices equity awards. The impact on earnings of ANGI Homeservices dilutive securities is not applicable for periods prior to the Combination.

(c)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, conversion of the Company's Exchangeable Notes and vesting of restricted stock units ("RSUs"). For the years ended December 31, 2017 and 2015, 6.9 million and 1.2 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(d)
For the year ended December 31, 2016, the Company had a loss from operations; therefore, approximately 11.3 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

(e)
Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the years ended December 31, 2017 and 2015, 0.1 million and 0.6 million shares, respectively, underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(f)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; the Exchangeable Notes will only become dilutive once the price of IAC common stock exceeds the approximate $152.18 per share exchange price of the Exchangeable Notes.

(g)	See "Note 13—Stock-based Compensation" for additional information on equity instruments denominated in the shares of certain subsidiaries.
NOTE 13—STOCK-BASED COMPENSATION
IAC currently has two active plans under which awards have been granted. These plans cover stock options to acquire shares of IAC common stock, RSUs, PSUs and restricted stock, as well as provide for the future grant of these and other equity awards. These plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2017, there are 2.5 million shares available for grant under the plans.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The plans were adopted in 2008 and 2013, have a stated term of ten years, and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards issued to date have generally vested in equal annual installments over a four-year period and RSU awards currently outstanding generally vest in three 33% installments over a three-year period, in each case, from the grant date. PSU awards currently outstanding cliff-vest after a three-year period from the date of grant.
The amount of stock-based compensation expense recognized in the consolidated statement of operations is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2017, there is $423.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 related to stock-based compensation is $423.0 million, $34.8 million and $36.6 million, respectively. The increase in total income tax benefit recognized during 2017 is due to the adoption of ASU 2019-06 and the recognition of excess tax benefits attributable to stock-based compensation included as a component of the current year provision for income taxes rather than recognized in equity.
The Company will recognize a corporate income tax deduction based on the intrinsic value of the stock options exercised in 2017, however, there will be some delay in the timing of the realization of the cash benefit of the income tax deduction because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments. The income tax benefit to be realized on stock option deductions, including those net settled, for the year ended December 31, 2017, is $411.6 million. The income tax benefit realized on stock option deductions, including those net settled, for the years ended December 31, 2016 and 2015 are $63.4 million and $69.3 million, respectively.
IAC Stock Options
Stock options outstanding at December 31, 2017 and changes during the year ended December 31, 2017 are as follows:

	December 31, 2017
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Options outstanding at January 1, 2017	8,058	$52.41
Granted	1,153	76.62
Exercised	(2,443)	41.30
Forfeited	(179)	59.34
Expired	(3)	56.31
Options outstanding at December 31, 2017	6,586	$60.57	7.0	$406,527
Options exercisable	2,920	$55.28	5.6	$195,677
The aggregate intrinsic value in the table above represents the difference between IAC's closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options that would have been exercised had all option holders exercised their options on December 31, 2017. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 is $164.6 million, $17.1 million and $53.0 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2017	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2017	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
$10.01 to $20.00	38	0.9	$16.67	38	0.9	$16.67
$20.01 to $30.00	66	1.5	21.15	66	1.5	21.15
$30.01 to $40.00	415	3.3	32.31	415	3.3	32.31
$40.01 to $50.00	1,862	6.8	43.42	870	5.3	44.86
$50.01 to $60.00	263	4.0	59.47	259	4.0	59.48
$60.01 to $70.00	1,474	7.2	65.00	615	6.9	65.49
$70.01 to $80.00	1,952	8.4	75.30	407	7.3	74.16
$80.01 to $90.00	500	7.3	84.31	250	7.3	84.31
Greater than $90.01	16	9.9	125.06	—	—	—
	6,586	7.0	$60.57	2,920	5.6	$55.28
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. During 2017, 2016 and 2015, expected stock price volatilities were estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Expected term is based upon the historical exercise behavior of our employees and the dividend yields are based on IAC's historical dividend payments. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	29%	29%	28%
Risk-free interest rate	2.0%	1.2%	1.6%
Expected term	5.2 years	4.8 years	5.3 years
Dividend yield	—%	—%	2.0%
During 2015, the Company granted market-based stock options to certain employees. These awards only vest if the price of IAC common stock exceeds the relevant price threshold for a twenty-day consecutive period and the service requirement is met. The market-based vesting condition was achieved in 2017. The service requirement provides that these awards vest in four equal annual installments beginning on the first anniversary of the grant date. The grant date fair value of each market-based award was estimated using a lattice model that incorporates a Monte Carlo simulation of IAC's stock price. The inputs used to fair value these awards included a weighted average expected volatility of 27%, risk-free interest rate of 2.3% and a 1.8% dividend yield. The expected term of these awards was derived from the output of the option valuation model. Expense is recognized over the longer of the vesting period of each of the four installments or the expected term. The weighted average expected term of these awards is 4 years.
Approximately 1.2 million, 1.7 million and 2.5 million stock options were granted by the Company during the years ended December 31, 2017, 2016 and 2015, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 with exercise prices equal to the market prices of IAC's common stock on the date of grant are $22.94, $12.34 and $15.24, respectively. During the year ended December 31, 2015, the weighted average exercise price and weighted average fair value of stock options granted with exercise prices greater than the market value of IAC's common stock on the date of grant are $84.31 and $12.00, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash received from stock option exercises for the years ended December 31, 2017, 2016 and 2015 are $82.4 million, $25.8 million and $27.3 million, respectively.
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
Unvested RSUs and PSUs outstanding at December 31, 2017 and changes during the year ended December 31, 2017 are as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2017	526	$57.41	—	$—
Granted	174	100.54	130	76.00
Vested	(340)	54.66	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2017	360	$80.81	130	$76.00
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2017, 2016 and 2015 based on market prices of IAC's common stock on the grant date was $90.04, $46.92 and $67.71, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $32.5 million, $13.5 million and $16.8 million, respectively.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
Non-publicly-traded Subsidiaries
The following description excludes awards denominated in the shares of the Company's publicly-traded subsidiaries, Match Group and ANGI Homeservices. Match Group and ANGI Homeservices stock-based awards are issued pursuant to their respective stock incentive plans.
IAC has granted stock options and stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock options and stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock with fair market value generally determined by negotiation or arbitration, at various dates through 2027. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of shares ultimately needed to settle these awards may vary significantly from the estimated numbers below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term. The number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at December 31, 2017 is 0.1 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $15.2 million at December 31, 2017, assuming a 50% withholding rate.
Match Group
Following the completion of the Match Group IPO, equity awards that related to certain subsidiaries (principally Tinder, Inc.) of Match Group were settleable, at IAC's election, in shares of IAC common stock or Match Group common stock. Pursuant to the Employee Matters Agreement between IAC and Match Group, to the extent shares of IAC common stock are issued in settlement of these awards, Match Group reimburses IAC for the cost of those shares in cash or by issuing IAC shares of Match Group common stock. In July 2017, Tinder was merged into Match Group and as a result, all Tinder denominated equity awards were converted into Match Group tandem stock options ("Tandem Awards"). All of the Match Group Tandem Awards exercised during 2017 were exercised on a net basis and were settled in IAC common shares; the Company issued 2.0 million shares of its common stock to settle these awards and Match Group issued 11.3 million shares of its common stock to IAC as reimbursement. During 2017, Match Group also purchased certain fully vested Tandem Awards. During 2017, Match Group made cash payments of approximately $520 million to cover both the withholding taxes paid on behalf of employees exercising these converted awards and the purchase of certain fully vested awards. Assuming all vested and unvested Match Group Tandem Awards outstanding on December 31, 2017 were exercised on a net basis on that date and settled with IAC stock, 0.8 million IAC common shares would have been issued in settlement. Match Group would have remitted $102.4 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of the employees and issued 3.3 million of its common shares to IAC as reimbursement.
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
ANGI Homeservices
In connection with the Combination, previously issued stock appreciation rights that related to the common stock of HomeAdvisor (US) were converted into stock appreciation rights that are exercisable for Class A shares of ANGI Homeservices. IAC has the right to settle these awards using shares of IAC common stock. To the extent shares of IAC common stock are issued in settlement of these awards, ANGI Homeservices will reimburse IAC by issuing to IAC additional Class A shares of ANGI Homeservices common stock pursuant to the Employee Matters Agreement between IAC and ANGI Homeservices. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. Assuming all vested and unvested stock appreciation rights outstanding on December 31, 2017 were exercised on a net basis and settled using IAC stock, 1.4 million IAC common shares would have been issued in settlement. ANGI Homeservices would have remitted $171.3 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of the employees and issued 16.4 million of its common shares to IAC as reimbursement.
Modification of awards
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into ANGI Homeservices' equity awards resulting in a modification charge of $217.7 million of which $93.4 million was recognized as stock-based compensation expense in the year ended December 31, 2017 and the remaining charge will be recognized over the vesting period of the modified awards.
During the second quarter of 2017, the Company modified certain subsidiary denominated equity awards and recognized a modification charge of $6.6 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2016, the Company modified certain subsidiary denominated equity awards resulting in a modification charge of $7.3 million (subsequently reduced to $7.1 million due to forfeitures) of which $0.7 million and $6.3 million were recognized as stock-based compensation in the years ended December 31, 2017 and 2016, respectively, and $0.1 million will be recognized over the remaining vesting period of the modified awards.
During the first quarter of 2015, the Company modified certain subsidiary denominated equity awards resulting in a modification charge of $5.8 million of which $0.2 million, $0.6 million and $3.5 million was recognized in 2017, 2016 and 2015, respectively, and the remaining charge will be recognized over the remaining vesting period of the modified awards. During the third quarter of 2015, the Company modified certain subsidiary denominated vested equity awards and recognized a modification charge of $6.8 million. During the fourth quarter of 2015, the Company repurchased certain subsidiary denominated vested equity awards in exchange for $23.4 million in cash and fully vested modified equity awards and recognized a modification charge of $7.7 million. These modification charges are included in stock-based compensation in the year ended December 31, 2015.
During 2014, the Company granted an equity award denominated in shares of a subsidiary of the Company to a non-employee, which was marked to market each reporting period. In the third quarter of 2016, Match Group settled the vested portion of the award for cash of $13.4 million. In the third quarter of 2017, the award was modified and Match Group settled the remaining portion of the award for cash of $33.9 million.
NOTE 14—SEGMENT INFORMATION.
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

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Match Group	$1,330,661	$1,118,110	$909,705
ANGI Homeservices	736,386	498,890	361,201
Video	276,994	228,649	213,317
Applications	577,998	604,140	760,748
Publishing	361,837	407,313	691,686
Other(a)	23,980	283,365	294,821
Inter-segment elimination	(617)	(585)	(545)
Total	$3,307,239	$3,139,882	$3,230,933
___________________

(a)
The Other segment consists of the results of PriceRunner, ShoeBuy and The Princeton Review for periods prior to the sales of these businesses, which occurred on March 18, 2016, December 30, 2016 and March 31, 2017, respectively. Beginning in the second quarter of 2017, as a result of the sales of these businesses, the Other segment does not include any financial results.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Operating Income (Loss):
Match Group	$360,517	$315,549	$212,981
ANGI Homeservices	(149,176)	25,363	(1,568)
Video	(35,659)	(27,656)	(38,756)
Applications	130,176	109,663	175,145
Publishing	15,670	(334,417)	(26,692)
Other	(5,621)	(11,678)	(28,611)
Corporate	(127,441)	(109,449)	(112,911)
Total	$188,466	$(32,625)	$179,588

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Adjusted EBITDA:(b)
Match Group	$468,941	$403,380	$284,554
ANGI Homeservices	37,858	45,851	16,713
Video	(30,446)	(21,247)	(38,384)
Applications	136,757	132,276	184,258
Publishing	31,470	(7,571)	87,788
Other	(1,532)	1,802	4,734
Corporate	(67,755)	(53,272)	(53,873)
Total	$575,293	$501,219	$485,790

	December 31,
	2017	2016
	(In thousands)
Segment Assets:(c)
Match Group	$467,338	$422,509
ANGI Homeservices	264,450	74,106
Video	129,855	225,519
Applications	345,532	98,460
Publishing	182,949	398,958
Other	—	15,372
Corporate	873,392	822,687
Total	$2,263,516	$2,057,611

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Capital expenditures:
Match Group	$28,833	$46,098	$25,246
ANGI Homeservices	26,837	16,660	10,170
Video	400	2,508	2,466
Applications	227	1,196	4,681
Publishing	850	2,093	6,283
Other	536	5,712	7,085
Corporate	17,840	3,772	6,118
Total	$75,523	$78,039	$62,049
_______________________________________________________________________________

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

(c)
Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, property and equipment, goodwill and intangible assets from the measure of segment assets presented above.

The following table presents the revenue of the Company's principal segments disaggregated by type of service:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Match Group
Direct revenue	$1,281,249	$1,067,364	$866,583
Indirect revenue (principally advertising revenue)	49,412	50,746	43,122
Total Match Group revenue	$1,330,661	$1,118,110	$909,705

ANGI Homeservices
Marketplace:
Consumer connection revenue (d)	$521,481	$382,466	$269,309
Membership subscription revenue	56,135	43,573	24,164
Other revenue	3,798	2,827	3,423
Marketplace revenue	581,414	428,866	296,896
Advertising & Other revenue (e)	97,483	32,981	32,971
North America	678,897	461,847	329,867
Consumer connection revenue (d)	40,009	28,124	23,298
Membership subscription revenue	16,596	7,936	6,921
Advertising and other revenue	884	983	1,115
Europe	57,489	37,043	31,334
Total ANGI Homeservices revenue	$736,386	$498,890	$361,201

Applications
Advertising	$515,405	$552,410	$728,501
Subscription (including downloadable app fees) and Other	62,593	51,730	32,247
Total Applications revenue	$577,998	$604,140	$760,748

Publishing
Advertising	$358,472	$405,031	$685,440
Other	3,365	2,282	6,246
Total Publishing revenue	$361,837	$407,313	$691,686
_______________________________________________________________________________

(d)	Fees paid by service professionals for consumer matches.

(e)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars and Felix.

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue
United States	$2,323,050	$2,318,976	$2,376,035
All other countries	984,189	820,906	854,898
Total	$3,307,239	$3,139,882	$3,230,933

	December 31,
	2017	2016
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$286,541	$281,725
All other countries	28,629	24,523
Total	$315,170	$306,248
The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings (loss) attributable to IAC shareholders to Adjusted EBITDA:

	Year Ended December 31, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$360,517	$69,090	$32,613	$1,468	$5,253	$468,941
ANGI Homeservices	(149,176)	149,230	14,543	23,261	—	37,858
Video	(35,659)	401	2,167	2,645	—	(30,446)
Applications	130,176	—	3,863	2,170	548	136,757
Publishing	15,670	—	4,725	11,075	—	31,470
Other	(5,621)	1,729	836	1,524	—	(1,532)
Corporate	(127,441)	44,168	15,518	—	—	(67,755)
Total	$188,466	$264,618	$74,265	$42,143	$5,801	$575,293
Interest expense	(105,295)
Other expense, net	(16,213)
Earnings before income taxes	66,958
Income tax benefit	291,050
Net earnings	358,008
Net earnings attributable to noncontrolling interests	(53,084)
Net earnings attributable to IAC shareholders	$304,924

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$315,549	$52,370	$27,726	$16,932	$(9,197)	$—	$403,380
ANGI Homeservices	25,363	8,916	8,419	3,153	—	—	45,851
Video	(27,656)	640	1,785	4,176	(192)	—	(21,247)
Applications	109,663	—	5,095	5,483	12,035	—	132,276
Publishing	(334,417)	—	8,531	42,948	—	275,367	(7,571)
Other	(11,678)	618	6,219	6,734	(91)	—	1,802
Corporate	(109,449)	42,276	13,901	—	—	—	(53,272)
Total	(32,625)	$104,820	$71,676	$79,426	$2,555	$275,367	$501,219
Interest expense	(109,110)
Other income, net	60,650
Loss before income taxes	(81,085)
Income tax benefit	64,934
Net loss	(16,151)
Net earnings attributable to noncontrolling interests	(25,129)
Net loss attributable to IAC shareholders	$(41,280)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$212,981	$49,401	$19,791	$13,437	$(11,056)	$—	$284,554
ANGI Homeservices	(1,568)	7,853	6,593	3,835	—	—	16,713
Video	(38,756)	360	1,091	1,558	(2,637)	—	(38,384)
Applications	175,145	—	4,617	6,264	(1,768)	—	184,258
Publishing	(26,692)	—	9,577	104,903	—	—	87,788
Other	(28,611)	682	8,652	9,955	—	14,056	4,734
Corporate	(112,911)	47,154	11,884	—	—	—	(53,873)
Total	179,588	$105,450	$62,205	$139,952	$(15,461)	$14,056	$485,790
Interest expense	(73,636)
Other income, net	36,938
Earnings before income taxes	142,890
Income tax provision	(29,516)
Net earnings	113,374
Net loss attributable to noncontrolling interests	6,098
Net earnings attributable to IAC shareholders	$119,472
The following tables reconcile segment assets to total assets:

	December 31, 2017
	Segment Assets	Property and Equipment, Net	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets, Net	Total Assets
	(In thousands)
Match Group	$467,338	$61,620	$1,247,899	$228,296	$2,049	$2,007,202
ANGI Homeservices	264,450	53,292	768,317	153,447	175,124	1,414,630
Video	129,855	3,076	95,608	1,800	23,322	253,661
Applications	345,532	7,004	447,242	60,600	847	861,225
Publishing	182,949	5,350	—	15,000	3,252	206,551
Other	—	—	—	—	—	—
Corporate (f)	873,392	184,828	—	—	—	1,058,220
Total	$2,263,516	$315,170	$2,559,066	$459,143	$204,594	5,801,489
Add: Deferred tax assets (g)						66,321
Total Assets						$5,867,810

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Segment Assets	Property and Equipment, Net	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets, Net	Total Assets
	(In thousands)
Match Group	$422,509	$62,954	$1,206,538	$214,461	$3,221	$1,909,683
ANGI Homeservices	74,106	23,645	170,611	4,884	5,908	279,154
Video	225,519	4,750	25,239	1,800	4,167	261,475
Applications	98,460	10,559	447,242	60,600	2,481	619,342
Publishing	398,958	10,696	—	15,000	11,441	436,095
Other	15,372	6,774	74,422	23,900	7,588	128,056
Corporate (f)	822,687	186,870	—	—	—	1,009,557
Total	$2,057,611	$306,248	$1,924,052	$320,645	$34,806	4,643,362
Add: Deferred tax assets (g)						2,511
Total Assets						$4,645,873
_____________________________________

(f)	Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.

(g)	Total segment assets differ from total assets on a consolidated basis as a result of unallocated deferred tax assets.
NOTE 15—COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under a data center lease agreement. These operating expenses are not included in the table below.
Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(In thousands)
2018	$38,339
2019	36,996
2020	30,594
2021	23,253
2022	19,688
Thereafter	211,649
Total	$360,519
Expenses charged to operations under these agreements are $37.9 million, $50.8 million and $39.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company's most significant operating lease is a seventy-seven-year land lease for IAC's headquarters building in New York City and approximates 48% of the future minimum payments due under all operating lease agreements in the table above.
The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$21,994	$10,816	$—	$—	$32,810
Letters of credit and surety bonds	576	71	—	1,939	2,586
Total commercial commitments	$22,570	$10,887	$—	$1,939	$35,396
The purchase obligations principally include web hosting commitments. The letters of credit support the Company's casualty insurance program.
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
NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $0.2 million and $27.4 million during the years ended December 31, 2016 and 2015, respectively, in connection with various acquisitions. There were no acquisition-related contingent consideration liabilities recorded for the year ended December 31, 2017. See "Note 8—Fair Value Measurements and Financial Instruments" for additional information on contingent consideration arrangements.
On September 29, 2017, ANGI Homeservices issued 61.3 million shares of Class A common stock valued at $763.7 million in connection with the Combination.
On November 16, 2015, Match Group exchanged $445.3 million of 4.75% Senior Notes for $445.2 million of Match Group 6.75% Senior Notes.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash paid (received) during the year for:
Interest	$92,461	$107,360	$51,666
Income tax payments	35,598	69,103	70,762
Income tax refunds	(42,025)	(23,877)	(5,619)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—RELATED PARTY TRANSACTIONS
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

During the years ended December 31, 2017 and 2016, 11.9 million and 1.0 million shares, respectively, of Match Group common stock were issued to IAC pursuant to the employee matters agreement; 11.3 million and 0.5 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of Match Group tandem stock options and equity awards denominated in shares of a subsidiary of Match Group, respectively; and 0.6 million and 0.4 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by Match Group employees.
For the years ended December 31, 2017 and 2016, and for the period from the date of the IPO through December 31, 2015, Match Group was charged $9.9 million, $11.8 million and $0.7 million, respectively, by the Company for services rendered pursuant to a services agreement. Included in these amounts are $5.1 million, $4.3 million and $0.3 million, respectively, for leasing of office space for certain of Match Group's businesses at properties owned by IAC. These amounts were paid in full by Match Group at December 31, 2017 and 2016, respectively.
At December 31, 2017 and 2016, Match Group had a tax receivable of $7.3 million and $9.0 million, respectively, due from the Company pursuant to the tax sharing agreement. Refunds made by the Company during 2017 pursuant to this agreement were $10.9 million and payments made to the Company during 2016 were $19.9 million.
In December 2017, international subsidiaries of Match Group agreed to sell NOLs that were not expected to be utilized to an IAC subsidiary for $0.9 million.
IAC and ANGI Homeservices:
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
A Tax Sharing Agreement, which governs the respective rights, responsibilities and obligations of IAC and ANGI Homeservices with respect to tax matters, including taxes attributable to ANGI Homeservices, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes; and

•
An Employee Matters Agreement, which governs the respective rights, responsibilities and obligations of IAC and ANGI Homeservices after the closing of the Combination with respect to a range of compensation and benefit issues.

Additionally, on September 29, 2017, the Company and ANGI Homeservices entered into two intercompany notes (collectively referred to as "Intercompany Notes") to ANGI Homeservices as follows: (i) a Payoff Intercompany Note, which provided the funds necessary to repay the outstanding balance under Angie's List's previously existing credit agreement, totaling $61.5 million; and (ii) a Working Capital Intercompany Note, which provided ANGI Homeservices with $15 million for working capital purposes. These Intercompany Notes were repaid on November 1, 2017, with a portion of the proceeds from the ANGI Homeservices Term Loan that were received on the same date. See "Note 9—Long-term Debt" for further information.
For the period subsequent to the Combination through December 31, 2017, 0.4 million shares of ANGI Homeservices common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI Homeservices employees.
For the period subsequent to the Combination through December 31, 2017, ANGI Homeservices was charged $1.7 million by the Company for services rendered pursuant to the services agreement. The amount outstanding at December 31, 2017 to IAC pursuant to the services agreement is $0.4 million. In addition, the Company has an outstanding payable due to IAC of $2.0 million at December 31, 2017 related primarily to transaction related costs incurred in connection with the Combination.
IAC and Expedia:
Each of IAC and Expedia has a 50% ownership interest in three aircrafts that may be used by both companies. The Company and Expedia purchased the third of these three aircrafts during the second quarter of 2017 to replace the older of the existing aircrafts, which was sold on February 13, 2018. The Company paid $17.4 million (50% of the total purchase price and refurbish costs) for its interest. Members of the aircrafts' flight crews are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the years ended December 31, 2017, 2016 and 2015, total payments made to this entity by the Company were not material.
NOTE 18—BENEFIT PLANS
IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan ("the Plan"), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the Plan for the years ended December 31, 2017, 2016 and 2015 are $11.1 million, $10.0 million and $9.1 million, respectively. Matching

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2017 and 2016 are due primarily to an increase in participation in the Plan due to an increase in headcount at Match Group and ANGI Homeservices as a result of continued business growth.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2017, 2016 and 2015 are $2.5 million, $2.1 million and $2.5 million, respectively. The increase in contributions in 2017 was due, in part, to an increase in participation in the international plans due to an increase in headcount at Match Group and ANGI Homeservices as a result of business growth and acquisitions. The decrease in contributions in 2016 was due, in part, to the sale of PriceRunner.
NOTE 19—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2017	2016
	(In thousands)
Other current assets:
Prepaid expenses	$49,350	$37,665
Income taxes receivable	33,239	41,352
Capitalized downloadable search toolbar costs, net	31,588	28,737
Production costs	18,570	39,763
Other	52,627	56,551
Other current assets	$185,374	$204,068

	December 31,
	2017	2016
	(In thousands)
Property and equipment, net of accumulated depreciation and amortization:
Buildings and leasehold improvements	$252,511	$247,563
Computer equipment and capitalized software	218,529	275,455
Furniture and other equipment	88,930	94,555
Projects in progress	19,094	13,048
Land	7,917	5,117
	586,981	635,738
Accumulated depreciation and amortization	(271,811)	(329,490)
Property and equipment, net of accumulated depreciation and amortization	$315,170	$306,248

	December 31,
	2017	2016
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$108,431	$106,301
Accrued advertising expense	96,445	68,916
Other	162,048	169,693
Accrued expenses and other current liabilities	$366,924	$344,910

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Service revenue	$3,302,937	$2,967,474	$3,077,080
Product revenue	4,302	172,408	153,853
Revenue	$3,307,239	$3,139,882	$3,230,933

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of revenue:
Cost of service revenue	$647,226	$617,058	$652,137
Cost of product revenue	3,782	138,672	126,024
Cost of revenue	$651,008	$755,730	$778,161

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Other (expense) income, net	$(16,213)	$60,650	$36,938
Other expense, net in 2017 includes $16.8 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound, expense of $15.4 million related to the extinguishment of the Match Group 6.75% Senior Notes and repricing of the Match Group Term Loan, expense of $13.0 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee, $12.2 million in other-than-temporary impairment charges related to certain investments and expense of $1.2 million related to the write-off of deferred financing costs associated with the repayment of the 4.875% Senior Notes, partially offset by $34.9 million in gains related to the sales of certain investments and interest income of $11.4 million.
Other income, net in 2016 includes gains of $37.5 million and $12.0 million related to the sale of ShoeBuy and PriceRunner, respectively, $34.4 million in net foreign currency exchange gains due to strengthening of the dollar relative to the British Pound and Euro, interest income of $5.1 million and a $3.6 million gain related to the sale of marketable equity securities, partially offset by a non-cash charge of $12.1 million related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the repayment of $440 million of the Match Group Term Loan, $10.7 million in other-than-temporary impairment charges related to certain investments, a loss of $3.8 million related to the sale of ASKfm, a $3.6 million loss on the 4.75% and 4.875% Senior Note redemptions and repurchases and an expense of $2.5 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee.
Other income, net in 2015 included a gain of $34.3 million from a real estate transaction, $5.4 million in net foreign currency exchange gains due to the strengthening of the dollar relative to the Euro and $4.3 million in interest income, partially offset by $6.7 million in other-than-temporary impairment charges related to certain investments and an expense of $2.3 million related to a mark-to-market adjustment pertaining to a subsidiary denominated equity award held by a non-employee.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—TRANSACTION AND INTEGRATION RELATED COSTS IN CONNECTION WITH THE COMBINATION
ANGI Homeservices segment
During the year ended December 31, 2017, the Company incurred $44.1 million in costs related to the Combination (including severance, retention, transaction and integration related costs) as well as deferred revenue write-offs of $7.8 million. The Company also incurred $122.1 million in stock-based compensation expense during 2017 related to the modification of previously issued HomeAdvisor vested and unvested equity awards, which were converted into ANGI Homeservices' equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination.
See "Note 4—Business Combination" for additional information on the Combination.
A summary of the costs incurred, payments made and the related accrual for ANGI Homeservices at December 31, 2017 is presented below.

Year Ended December 31, 2017
(In thousands)
Transaction and integration related costs	$44,101
Stock-based compensation expense	122,066
Total	$166,167

December 31, 2017
(In thousands)
Charges incurred	$44,101
Payments made	(35,621)
Accrual as of December 31	$8,480
The costs are allocated as follows in the accompanying consolidated statement of operations:

	Year Ended December 31, 2017
	Transaction and Integration Related Costs	Stock-based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—
Selling and marketing expense	7,430	24,416	31,846
General and administrative expense	36,120	83,420	119,540
Product development expense	551	14,230	14,781
Total	$44,101	$122,066	$166,167

NOTE 21—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 4.75% Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet at December 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$585,639	$—	$1,045,170	$—	$1,630,809
Marketable securities	4,995	—	—	—	4,995
Accounts receivable, net of allowance	31	109,289	194,707	—	304,027
Other current assets	49,159	33,387	102,828	—	185,374
Intercompany receivables	—	668,703	—	(668,703)	—
Property and equipment, net of accumulated depreciation and amortization	2,811	174,323	138,036	—	315,170
Goodwill	—	412,010	2,147,056	—	2,559,066
Intangible assets, net of accumulated amortization	—	74,852	588,885	—	663,737
Investment in subsidiaries	2,076,004	554,998	—	(2,631,002)	—
Other non-current assets	170,073	87,306	79,688	(132,435)	204,632
Total assets	$2,888,712	$2,114,868	$4,296,370	$(3,432,140)	$5,867,810

Current portion of long-term debt	$—	$—	$13,750	$—	$13,750
Accounts payable, trade	5,163	30,469	40,939	—	76,571
Other current liabilities	29,489	88,050	591,868	—	709,407
Long-term debt, net	34,572	—	1,944,897	—	1,979,469
Income taxes payable	16	1,605	24,003	—	25,624
Intercompany liabilities	388,933	—	279,770	(668,703)	—
Other long-term liabilities	511	18,613	186,610	(132,435)	73,299
Redeemable noncontrolling interests	—	—	42,867	—	42,867
IAC shareholders' equity	2,430,028	1,976,131	654,871	(2,631,002)	2,430,028
Noncontrolling interests	—	—	516,795	—	516,795
Total liabilities and shareholders' equity	$2,888,712	$2,114,868	$4,296,370	$(3,432,140)	$5,867,810

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet at December 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$553,643	$—	$775,544	$—	$1,329,187
Marketable securities	89,342	—	—	—	89,342
Accounts receivable, net of allowance	—	77,335	142,803	—	220,138
Other current assets	71,152	48,349	84,567	—	204,068
Intercompany receivables	—	565,013	1,209,788	(1,774,801)	—
Property and equipment, net of accumulated depreciation and amortization	4,350	199,343	102,555	—	306,248
Goodwill	—	412,010	1,512,042	—	1,924,052
Intangible assets, net of accumulated amortization	—	83,179	272,272	—	355,451
Investment in subsidiaries	3,659,570	498,054	—	(4,157,624)	—
Other non-current assets	52,228	118,624	162,008	(115,473)	217,387
Total assets	$4,430,285	$2,001,907	$4,261,579	$(6,047,898)	$4,645,873

Current portion of long-term debt	$20,000	$—	$—	$—	$20,000
Accounts payable, trade	2,697	29,867	30,299	—	62,863
Other current liabilities	42,160	84,827	503,538	—	630,525
Long-term debt, net	405,991	—	1,176,493	—	1,582,484
Income taxes payable	—	3,470	30,274	(216)	33,528
Intercompany liabilities	1,774,801	—	—	(1,774,801)	—
Other long-term liabilities	315,414	21,002	51,817	(115,257)	272,976
Redeemable noncontrolling interests	—	—	32,827	—	32,827
IAC shareholders' equity	1,869,222	1,862,741	2,294,883	(4,157,624)	1,869,222
Noncontrolling interests	—	—	141,448	—	141,448
Total liabilities and shareholders' equity	$4,430,285	$2,001,907	$4,261,579	$(6,047,898)	$4,645,873

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$753,858	$2,553,998	$(617)	$3,307,239
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	160	159,488	491,865	(505)	651,008
Selling and marketing expense	1,250	353,186	1,027,304	(519)	1,381,221
General and administrative expense	100,237	62,340	556,273	407	719,257
Product development expense	2,421	55,232	193,226	—	250,879
Depreciation	1,564	20,668	52,033	—	74,265
Amortization of intangibles	—	11,213	30,930	—	42,143
Total operating costs and expenses	105,632	662,127	2,351,631	(617)	3,118,773
Operating (loss) income	(105,632)	91,731	202,367	—	188,466
Equity in earnings of unconsolidated affiliates	425,675	20,755	—	(446,430)	—
Interest expense	(20,339)	—	(84,956)	—	(105,295)
Other (expense) income, net	(39,207)	28,434	(5,440)	—	(16,213)
Earnings before income taxes	260,497	140,920	111,971	(446,430)	66,958
Income tax benefit (provision)	44,427	(119,957)	366,580	—	291,050
Net earnings	304,924	20,963	478,551	(446,430)	358,008
Net earnings attributable to noncontrolling interests	—	—	(53,084)	—	(53,084)
Net earnings attributable to IAC shareholders	$304,924	$20,963	$425,467	$(446,430)	$304,924
Comprehensive income attributable to IAC shareholders	$367,370	$7,629	$504,558	$(512,187)	$367,370

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$960,000	$2,180,487	$(605)	$3,139,882
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	859	297,712	457,571	(412)	755,730
Selling and marketing expense	2,353	417,051	828,016	(323)	1,247,097
General and administrative expense	89,583	83,636	357,097	130	530,446
Product development expense	4,807	69,778	138,180	—	212,765
Depreciation	1,610	26,514	43,552	—	71,676
Amortization of intangibles	—	41,157	38,269	—	79,426
Goodwill impairment	—	253,245	22,122	—	275,367
Total operating costs and expenses	99,212	1,189,093	1,884,807	(605)	3,172,507
Operating (loss) income	(99,212)	(229,093)	295,680	—	(32,625)
Equity in earnings of unconsolidated affiliates	49,545	6,774	—	(56,319)	—
Interest expense	(26,876)	—	(82,234)	—	(109,110)
Other (expense) income, net	(1,879)	10,209	52,320	—	60,650
(Loss) earnings before income taxes	(78,422)	(212,110)	265,766	(56,319)	(81,085)
Income tax benefit (provision)	37,142	77,851	(50,059)	—	64,934
Net (loss) earnings	(41,280)	(134,259)	215,707	(56,319)	(16,151)
Net earnings attributable to noncontrolling interests	—	—	(25,129)	—	(25,129)
Net (loss) earnings attributable to IAC shareholders	$(41,280)	$(134,259)	$190,578	$(56,319)	$(41,280)
Comprehensive (loss) income attributable to IAC shareholders	$(76,431)	$(142,494)	$145,039	$(2,545)	$(76,431)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$1,355,222	$1,876,305	$(594)	$3,230,933
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	720	341,351	436,649	(559)	778,161
Selling and marketing expense	3,210	624,979	720,172	(68)	1,348,293
General and administrative expense	93,090	94,896	324,036	33	512,055
Product development expense	4,311	73,500	118,812	—	196,623
Depreciation	1,918	23,912	36,375	—	62,205
Amortization of intangibles	—	102,622	37,330	—	139,952
Goodwill impairment	—	14,056	—	—	14,056
Total operating costs and expenses	103,249	1,275,316	1,673,374	(594)	3,051,345
Operating (loss) income	(103,249)	79,906	202,931	—	179,588
Equity in earnings of unconsolidated affiliates	215,080	17,353	—	(232,433)	—
Interest expense	(49,405)	(6,130)	(18,101)	—	(73,636)
Other (expense) income, net	(3,172)	27,810	12,300	—	36,938
Earnings before income taxes	59,254	118,939	197,130	(232,433)	142,890
Income tax benefit (provision)	60,218	(42,072)	(47,662)	—	(29,516)
Net earnings	119,472	76,867	149,468	(232,433)	113,374
Net loss attributable to noncontrolling interests	—	—	6,098	—	6,098
Net earnings attributable to IAC shareholders	$119,472	$76,867	$155,566	$(232,433)	$119,472
Comprehensive income attributable to IAC shareholders	$55,069	$73,970	$89,158	$(163,128)	$55,069

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(61,002)	$131,581	$346,111	$416,690
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,550)	(146,544)	(149,094)
Capital expenditures	(337)	(1,050)	(74,136)	(75,523)
Proceeds from maturities and sales of marketable debt securities	114,350	—	—	114,350
Purchases of marketable debt securities	(29,891)	—	—	(29,891)
Purchases of investments	—	—	(9,106)	(9,106)
Net proceeds from the sale of businesses and investments	1,266	—	184,512	185,778
Other, net	—	1,944	1,050	2,994
Net cash provided by (used in) investing activities	85,388	(1,656)	(44,224)	39,508
Cash flows from financing activities:
Proceeds from issuance of IAC debt	—	—	517,500	517,500
Principal payments on IAC debt	(393,464)	—	—	(393,464)
Proceeds from issuance of Match Group debt	—	—	525,000	525,000
Principal payments on Match Group debt	—	—	(445,172)	(445,172)
Borrowing under ANGI Homeservices Term Loan	—	—	275,000	275,000
Purchase of exchangeable note hedge	—	—	(74,365)	(74,365)
Proceeds from issuance of warrants	23,650	—	—	23,650
Debt issuance costs	—	—	(33,744)	(33,744)
Purchase of IAC treasury stock	(56,424)	—	—	(56,424)
Proceeds from the exercise of IAC stock options	82,397	—	—	82,397
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(93,832)	—	—	(93,832)
Proceeds from the exercise of Match Group stock options	—	—	59,442	59,442
Withholding taxes paid on behalf of Match Group employees on net settled stock-based awards	—	—	(254,210)	(254,210)
Proceeds from the exercise of ANGI Homeservices stock options	—	—	1,653	1,653
Withholding taxes paid on behalf of ANGI employees on net settled stock-based awards	—	—	(10,113)	(10,113)
Purchase of Match Group stock-based awards	—	—	(272,459)	(272,459)
Purchase of noncontrolling interests	—	—	(15,439)	(15,439)
Acquisition-related contingent consideration payments	—	—	(27,289)	(27,289)
Funds returned from escrow for MyHammer tender offer	—	—	10,604	10,604
Decrease in restricted cash related to bond redemptions	20,141	—	—	20,141
Intercompany	424,816	(129,925)	(294,891)	—
Other, net	251	—	(5,251)	(5,000)
Net cash provided by (used in) financing activities	7,535	(129,925)	(43,734)	(166,124)
Total cash provided	31,921	—	258,153	290,074
Effect of exchange rate changes on cash and cash equivalents	75	—	11,473	11,548
Net increase in cash and cash equivalents	31,996	—	269,626	301,622
Cash and cash equivalents at beginning of period	553,643	—	775,544	1,329,187
Cash and cash equivalents at end of period	$585,639	$—	$1,045,170	$1,630,809

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(62,686)	$128,473	$278,354	$—	$344,141
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(18,403)	—	(18,403)
Capital expenditures	(479)	(5,762)	(71,798)	—	(78,039)
Investments in time deposits	—	—	(87,500)	—	(87,500)
Proceeds from maturities of time deposits	—	—	87,500	—	87,500
Proceeds from maturities and sales of marketable debt securities	252,369	—	—	—	252,369
Purchases of marketable debt securities	(313,943)	—	—	—	(313,943)
Purchases of investments	—	—	(12,565)	—	(12,565)
Net proceeds from the sale of businesses and investments	73,843	1,779	96,606	—	172,228
Intercompany	(155,104)	—	—	155,104	—
Other, net	126	910	10,179	—	11,215
Net cash (used in) provided by investing activities	(143,188)	(3,073)	4,019	155,104	12,862
Cash flows from financing activities:
Principal payments on IAC debt	(126,409)	—	—	—	(126,409)
Proceeds from issuance of Match Group debt	—	—	400,000	—	400,000
Principal payments on Match Group debt	—	—	(450,000)	—	(450,000)
Debt issuance costs	—	—	(7,811)	—	(7,811)
Purchase of IAC treasury stock	(308,948)	—	—	—	(308,948)
Proceeds from the exercise of IAC stock options	25,821	—	—	—	25,821
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(26,716)	—	—	—	(26,716)
Proceeds from the exercise of Match Group stock options	—	—	39,378	—	39,378
Withholding taxes paid on behalf of Match Group employees on net settled stock-based awards	—	—	(29,830)	—	(29,830)
Purchase of noncontrolling interests	(1,400)	—	(1,340)	—	(2,740)
Acquisition-related contingent consideration payments	—	(351)	(1,829)	—	(2,180)
Funds held in escrow for MyHammer tender offer	—	—	(10,548)	—	(10,548)
Intercompany	122,965	(122,965)	155,104	(155,104)	—
Increase in restricted cash related to bond redemptions	(141)	—	—	—	(141)
Other, net	(313)	(2,084)	(308)	—	(2,705)
Net cash (used in) provided by financing activities	(315,141)	(125,400)	92,816	(155,104)	(502,829)
Total cash (used) provided	(521,015)	—	375,189	—	(145,826)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,434)	—	(6,434)
Net (decrease) increase in cash and cash equivalents	(521,015)	—	368,755	—	(152,260)
Cash and cash equivalents at beginning of period	1,074,658	—	406,789	—	1,481,447
Cash and cash equivalents at end of period	$553,643	$—	$775,544	$—	$1,329,187

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2015:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(121,331)	$242,554	$284,448	$405,671
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(6,078)	(611,324)	(617,402)
Capital expenditures	(1,332)	(13,198)	(47,519)	(62,049)
Proceeds from maturities and sales of marketable debt securities	218,462	—	—	218,462
Purchases of marketable debt securities	(93,134)	—	—	(93,134)
Purchases of investments	(6,978)	—	(27,492)	(34,470)
Net proceeds from the sale of businesses and investments	1,277	—	8,136	9,413
Other, net	3,613	385	(7,539)	(3,541)
Net cash provided by (used in) investing activities	121,908	(18,891)	(685,738)	(582,721)
Cash flows from financing activities:
Principal payment on IAC debt	—	(80,000)	—	(80,000)
Proceeds from issuance of Match Group debt	—	—	788,000	788,000
Debt issuance costs	(1,876)	—	(17,174)	(19,050)
Fees and expenses related to note exchange	—	—	(6,954)	(6,954)
Proceeds from Match Group initial public offering, net of fees and expenses	—	—	428,789	428,789
Purchase of IAC treasury stock	(200,000)	—	—	(200,000)
Dividends	(113,196)	—	—	(113,196)
Proceeds from the exercise of IAC stock options	27,325	—	—	27,325
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(65,743)	—	—	(65,743)
Purchase of Match Group stock-based awards	—	—	(23,431)	(23,431)
Purchase of noncontrolling interests	—	—	(32,207)	(32,207)
Acquisition-related contingent consideration payments	—	(240)	(5,510)	(5,750)
Increase in restricted cash related to bond redemptions	(20,000)	—	—	(20,000)
Intercompany	684,716	(143,423)	(541,293)	—
Other, net	166	—	441	607
Net cash provided by (used in) financing activities	311,392	(223,663)	590,661	678,390
Total cash provided	311,969	—	189,371	501,340
Effect of exchange rate changes on cash and cash equivalents	—	—	(10,298)	(10,298)
Net increase in cash and cash equivalents	311,969	—	179,073	491,042
Cash and cash equivalents at beginning of period	762,689	—	227,716	990,405
Cash and cash equivalents at end of period	$1,074,658	$—	$406,789	$1,481,447

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30(a) (c)	Quarter Ended December 31(b)
	(In thousands, except per share data)
Year Ended December 31, 2017
Revenue	$760,833	$767,387	$828,434	$950,585
Cost of revenue	145,958	139,033	166,290	199,727
Operating income (loss)	37,060	75,635	(18,589)	94,360
Net earnings	28,463	80,557	225,639	23,349
Net earnings attributable to IAC shareholders	26,209	66,268	179,643	32,804
Per share information attributable to IAC shareholders:
Basic earnings per share(e)	$0.34	$0.84	$2.22	$0.40
Diluted earnings per share(e)	$0.29	$0.70	$1.79	$0.37

	Quarter Ended March 31(d)	Quarter Ended June 30(e)	Quarter Ended September 30	Quarter Ended December 31(d)
	(In thousands, except per share data)
Year Ended December 31, 2016
Revenue	$819,179	$745,439	$764,102	$811,162
Cost of revenue	193,734	170,397	179,131	212,468
Operating income (loss)	21,417	(252,446)	85,584	112,820
Net earnings (loss)	7,934	(190,542)	52,340	114,117
Net earnings (loss) attributable to IAC shareholders	8,282	(194,775)	43,162	102,051
Per share information attributable to IAC shareholders:
Basic earnings (loss) per share(e)	$0.10	$(2.45)	$0.54	$1.29
Diluted earnings (loss) per share(e)	$0.09	$(2.45)	$0.49	$1.18
_______________________________________________________________________________

(a)
The third quarter of 2017 includes after-tax stock-based compensation expense of $60.9 million related primarily to the modification of previously issued HomeAdvisor vested awards, which were converted into ANGI Homeservices equity awards, and the acceleration of certain Angie’s List equity awards in connection with the Combination, as well as after-tax costs of $17.4 million related to the Combination.

(b)
The fourth quarter of 2017 includes after-tax stock-based compensation expense of $15.8 million related primarily to the modification of previously issued HomeAdvisor unvested awards, which were converted into ANGI Homeservices equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination, as well as after-tax costs of $13.9 million related to the Combination (including $7.6 million of deferred revenue write-offs).

(c)	The third quarter of 2017 includes a reduction to the income tax provision of $257.0 million related to excess tax benefits generated by the exercise, purchase and settlement of stock-based awards.

(d)	The first quarter and fourth quarter of 2016 include after-tax gains of $11.9 million and $37.5 million related to the sale of PriceRunner and ShoeBuy, respectively.

(e)	The second quarter of 2016 includes after-tax impairment charges related to goodwill and indefinite-lived intangible assets of $183.5 million and $7.2 million, respectively.

(f)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2017, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC/InterActiveCorp
Opinion on Internal Control over Financial Reporting
We have audited IAC/InterActiveCorp and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IAC/InterActiveCorp and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

New York, New York
March 1, 2018

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2018 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of IAC Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2018 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure" in the 2018 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2018 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2018 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2018 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2017 and 2016.
Consolidated Statement of Operations for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.
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
2.1
Agreement and Plan of Merger, dated as of May 1, 2017, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 26, 2017, by and among Angie’s List, Inc., IAC/InterActiveCorp, ANGI Homeservices Inc. and Casa Merger Sub, Inc.

Annex B to the Proxy Statement/Prospectus filed on August 30, 2017 by ANGI Homeservices Inc. pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.
2.2	Stock Purchase Agreement, dated as of July 13, 2015, by and among Match.com Inc., Plentyoffish Media Inc., Markus Frind, Markus Frind Family Trust No. 2 and Frind Enterprises Ltd.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on July 17, 2015.
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
3.4	Certificate of Designations of Series C Cumulative Preferred Stock.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
4.1	Indenture for 4.75% Senior Notes due 2022, dated as of December 21, 2012, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
4.2
Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 30, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee, with a schedule of subsequent Guarantors.(1)

4.3	Indenture for 0.875% Senior Exchangeable Notes due 2022, dated as of October 2, 2017, among IAC FinanceCo, Inc., IAC/InterActiveCorp and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on October 6, 2017.
4.4	Indenture, dated June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to Match Group, Inc.’s Current Report on Form 8-K, filed on June 2, 2016.
4.5	Indenture, dated as of December 4, 2017, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on December 4, 2017.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.5	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.6	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(2)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.7	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.8	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.9	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(2)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
10.10	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(2)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.11	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.12	Summary of Non-Employee Director Compensation Arrangements.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.13	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.14	Employment Agreement between Joseph Levin and the Registrant, dated as of November 21, 2017.(2)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 22, 2017.
10.15	Second Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of March 15, 2012.(2)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.16	Employment Agreement between Glenn H. Schiffman and the Registrant, dated as of April 7, 2016.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.
10.17	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(2)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.18	Google Services Agreement, dated as of October 26, 2015, between the Registrant and Google Inc.(3)	Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10.19
Amended and Restated Credit Agreement, dated as of October 7, 2015, among IAC/InterActiveCorp, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.
Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10.20
Amendment No. 2, dated as of September 25, 2017, to the Credit Agreement dated as of December 21, 2012, as amended and restated as of October 7, 2015, among IAC/InterActiveCorp, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto.

Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 25, 2017.
10.21
Joinder and Reaffirmation Agreement, dated as of October 2, 2107, among IAC/InterActiveCorp, IAC Group, LLC, each of the parties listed on Schedule 1 thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 6, 2017.
10.22
Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

Exhibit 10.11 to Match Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.23
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
Exhibit 10.1 to Match Group, Inc.'s Current Report on Form 8-K, filed on December 8, 2016.
10.24
Amendment No. 4, dated as of August 14, 2017, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended December 8, 2016, among Match Group, Inc., as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

Exhibit 10.1 to Match Group, Inc.'s Current Report on Form 8-K, filed on August 17, 2017.
10.25	Credit Agreement, dated as of November 1, 2017, among ANGI Homeservices Inc., as Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 2, 2017.
10.26	Registration Rights Agreement, dated as of October 2, 2017, among IAC/InterActiveCorp, IAC FinanceCo, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 6, 2017.
10.27	Master Transaction Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc..	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.28	Employee Matters Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.29	Amendment No.1 to Employee Matters Agreement, dated as of April 13, 2016, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 99.2 to the Schedule 13D related to Match Group, Inc. filed by the Registrant on April 14, 2016.
10.30	Investor Rights Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.31	Tax Sharing Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.32	Services Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.33	Contribution Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.34	Employee Matters Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.35	Investor Rights Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.36	Tax Sharing Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.37	Services Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
21.1	Subsidiaries of the Registrant as of December 31, 2017.(1)
23.1	Consent of Ernst & Young LLP.(1)

31.1
Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
101.INS	XBRL Instance (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation (1)
101.DEF	XBRL Taxonomy Extension Definition (1)
101.LAB	XBRL Taxonomy Extension Labels (1)
101.PRE	XBRL Taxonomy Extension Presentation (1)
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Reflects management contracts and management and director compensatory plans.

(3)	Certain portions of this document have been omitted pursuant to a confidential treatment request.

(4)	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2018	IAC/INTERACTIVECORP
	By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2018:

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
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2017
Allowance for doubtful accounts and revenue reserves	$16,405	$28,930	(a)	$(1,006)		$(32,840)	(d)	$11,489
Sales returns accrual	80	—		(80)		—		—
Deferred tax valuation allowance	88,170	38,144	(b)	6,284	(c)	—		132,598
Other reserves	2,822							2,544
2016
Allowance for doubtful accounts and revenue reserves	$16,528	$17,733	(a)	$(695)		$(17,161)	(d)	$16,405
Sales returns accrual	828	14,998		(962)		(14,784)		80
Deferred tax valuation allowance	90,482	(837)	(e)	(1,475)	(f)	—		88,170
Other reserves	2,801							2,822
2015
Allowance for doubtful accounts and revenue reserves	$12,437	$16,648	(a)	$(536)		$(12,021)	(d)	$16,528
Sales returns accrual	1,119	17,569		—		(17,860)		828
Deferred tax valuation allowance	98,350	(6,072)	(g)	(1,796)	(h)	—		90,482
Other reserves	2,204							2,801
_________________________________________________________

(a)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(b)	Amount is due primarily to the establishment of foreign NOLs related to a recent acquisition.

(c)	Amount is primarily related to acquired state NOLs, acquired foreign tax credits and currency translation adjustments on foreign NOLs.

(d)	Write-off of fully reserved accounts receivable.

(e)
Amount is primarily related to other-than-temporary impairment charges for certain cost method investments and an increase in federal capital and NOLs, partially offset by a decrease in state NOLs, foreign tax credits, and foreign NOLs.

(f)
Amount is primarily related to the realization of previously unbenefited unrealized losses on available-for-sale marketable equity securities included in accumulated other comprehensive income and currency translation adjustments on foreign NOLs.

(g)
Amount is primarily related to the release of a valuation allowance on the other-than-temporary impairment charges for certain cost method investments, partially offset by an increase in federal, foreign and state net operating and capital losses.

(h)
Amount is primarily related to a net reduction in unbenefited unrealized losses on available-for-sale marketable equity securities included in accumulated other comprehensive income and currency translation adjustments on foreign NOLs.