Form 10-Q
period 2018-03-31
IAC/INTERACTIVECORP
filed 2018-05-10
CIK 891103

As filed with the Securities and Exchange Commission on May 10, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 4, 2018, the following shares of the registrant's common stock were outstanding:

Common Stock	77,896,436
Class B Common Stock	5,789,499
Total outstanding Common Stock	83,685,935

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 4, 2018 was $10,205,454,375. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,657,537	$1,630,809
Marketable securities	5,630	4,995
Accounts receivable, net of allowance of $14,239 and $11,489, respectively	325,263	304,027
Other current assets	234,502	185,374
Total current assets	2,222,932	2,125,205

Property and equipment, net of accumulated depreciation and amortization of $287,526 and $271,811, respectively	301,865	315,170
Goodwill	2,601,210	2,559,066
Intangible assets, net of accumulated amortization of $94,027 and $74,957, respectively	653,205	663,737
Long-term investments	81,912	64,977
Deferred income taxes	84,108	66,321
Other non-current assets	85,742	73,334
TOTAL ASSETS	$6,030,974	$5,867,810

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$14,120	$13,750
Accounts payable, trade	79,588	76,571
Deferred revenue	374,339	342,483
Accrued expenses and other current liabilities	361,446	366,924
Total current liabilities	829,493	799,728

Long-term debt, net	1,980,579	1,979,469
Income taxes payable	24,076	25,624
Deferred income taxes	35,938	35,070
Other long-term liabilities	31,398	38,229

Redeemable noncontrolling interests	47,099	42,867

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 261,396 and 260,624 shares, respectively, and outstanding 77,601 and 76,829 shares, respectively	261	261
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	12,093,006	12,165,002
Retained earnings	702,915	595,038
Accumulated other comprehensive loss	(74,950)	(103,568)
Treasury stock 194,163 shares, respectively	(10,226,721)	(10,226,721)
Total IAC shareholders' equity	2,494,527	2,430,028
Noncontrolling interests	587,864	516,795
Total shareholders' equity	3,082,391	2,946,823
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,030,974	$5,867,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Revenue	$995,075	$760,833
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	201,962	145,958
Selling and marketing expense	402,832	350,411
General and administrative expense	184,184	143,595
Product development expense	76,937	54,760
Depreciation	19,257	19,888
Amortization of intangibles	19,953	9,161
Total operating costs and expenses	905,125	723,773
Operating income	89,950	37,060
Interest expense	(26,505)	(24,792)
Other expense, net	(4,619)	(7,714)
Earnings before income taxes	58,826	4,554
Income tax benefit	29,013	23,909
Net earnings	87,839	28,463
Net earnings attributable to noncontrolling interests	(16,757)	(2,254)
Net earnings attributable to IAC shareholders	$71,082	$26,209

Per share information attributable to IAC shareholders:
Basic earnings per share	$0.86	$0.34
Diluted earnings per share	$0.71	$0.29

Stock-based compensation expense by function:
Cost of revenue	$710	$502
Selling and marketing expense	1,765	1,807
General and administrative expense	45,626	26,940
Product development expense	10,981	4,726
Total stock-based compensation expense	$59,082	$33,975
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net earnings	$87,839	$28,463
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	35,393	21,910
Change in unrealized gains and losses of available-for-sale securities (no tax benefit in 2017)	—	2
Total other comprehensive income	35,393	21,912
Comprehensive income, net of tax	123,232	50,375
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(16,757)	(2,254)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(7,036)	(3,134)
Comprehensive income attributable to noncontrolling interests	(23,793)	(5,388)
Comprehensive income attributable to IAC shareholders	$99,439	$44,987

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2018
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2017	$42,867	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	$(10,226,721)	$2,430,028	$516,795	$2,946,823
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	36,795	—	—	36,795	3,410	40,205
Net (loss) earnings	(959)	—	—	—	—	—	71,082	—	—	71,082	17,716	88,798
Other comprehensive income, net of tax	579	—	—	—	—	—	—	28,357	—	28,357	6,457	34,814
Stock-based compensation expense	410	—	—	—	—	17,214	—	—	—	17,214	41,458	58,672
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	772	—	—	25,275	—	—	—	25,275	—	25,275
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(269)	(269)
Adjustment of redeemable noncontrolling interests to fair value	3,403	—	—	—	—	(3,403)	—	—	—	(3,403)	—	(3,403)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in Match Group	—	—	—	—	—	(111,721)	—	264	—	(111,457)	1,414	(110,043)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in ANGI Homeservices	—	—	—	—	—	(1,938)	—	(3)	—	(1,941)	798	(1,143)
Noncontrolling interests created in acquisitions	787	—	—	—	—	—	—	—	—	—	—	—
Other	12	—	—	—	—	2,577	—	—	—	2,577	85	2,662
Balance at March 31, 2018	$47,099	$261	261,396	$16	16,157	$12,093,006	$702,915	$(74,950)	$(10,226,721)	$2,494,527	$587,864	$3,082,391
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$87,839	$28,463
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	59,082	33,975
Depreciation	19,257	19,888
Amortization of intangibles	19,953	9,161
Deferred income taxes	(31,895)	3,717
Bad debt expense	9,528	6,241
Other adjustments, net	13,726	10,038
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(29,901)	(13,924)
Other assets	(22,680)	(15,873)
Accounts payable and other liabilities	(7,592)	14,872
Income taxes payable and receivable	(7,034)	(38,610)
Deferred revenue	41,725	9,915
Net cash provided by operating activities	152,008	67,863
Cash flows from investing activities:
Acquisitions, net of cash acquired	(21,295)	(52,365)
Capital expenditures	(14,801)	(11,157)
Proceeds from maturities and sales of marketable debt securities	5,000	75,350
Purchases of marketable debt securities	(4,975)	(19,926)
Purchases of investments	(18,180)	(29)
Net proceeds from the sale of businesses and investments	15	97,496
Other, net	9,347	213
Net cash (used in) provided by investing activities	(44,889)	89,582
Cash flows from financing activities:
Principal payments on IAC debt	—	(26,590)
Principal payment on ANGI Homeservices debt	(3,438)	—
Purchase of IAC treasury stock	—	(56,424)
Purchase of Match Group treasury stock	(32,465)	—
Proceeds from the exercise of IAC stock options	24,254	13,252
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	1,752	7,111
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(282)	(38,579)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	(75,028)	(2,081)
Purchase of noncontrolling interests	(234)	(12,259)
Acquisition-related contingent consideration payments	(185)	(3,860)
Other, net	2,476	250
Net cash used in financing activities	(83,150)	(119,180)
Total cash provided	23,969	38,265
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,746	4,002
Net increase in cash, cash equivalents, and restricted cash	26,715	42,267
Cash, cash equivalents, and restricted cash at beginning of period	1,633,682	1,360,199
Cash, cash equivalents, and restricted cash at end of period	$1,660,397	$1,402,466

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and Internet company composed of widely known consumer brands, such as Match, Tinder, PlentyOfFish and OkCupid, which are part of Match Group's online dating portfolio, and HomeAdvisor and Angie's List, which are operated by ANGI Homeservices, as well as Vimeo, Dotdash, Dictionary.com, The Daily Beast and Investopedia.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
As of March 31, 2018, IAC’s economic and voting interest in Match Group were 80.9%, and 97.6%, respectively. All references to "Match Group" or "MTCH" are to Match Group, Inc.
As of March 31, 2018, IAC’s economic and voting interest in ANGI Homeservices were 86.8%, and 98.5%, respectively. All reference to "ANGI Homeservices" or "ANGI" in this report are to ANGI Homeservices Inc.
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
In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Certain Risks and Concentrations
A meaningful portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"). For the three months ended March 31, 2018 and 2017, revenue from Google represents 21% and 25%, respectively, of the Company's consolidated revenue.
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
For the three months ended March 31, 2018 and 2017, revenue earned from Google was $211.3 million and $187.8 million, respectively. This revenue is earned principally by the businesses comprising the Applications and Publishing segments. For the three months ended March 31, 2018 and 2017, revenue earned from Google represents 82% and 84%, respectively, of Applications revenue and 76% and 70%, respectively, of Publishing revenue. Accounts receivable related to revenue earned from Google totaled $79.2 million and $72.4 million at March 31, 2018 and December 31, 2017, respectively.
Recent Accounting Pronouncements
Accounting Pronouncements adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The Company adopted ASU No. 2014-09 effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The cumulative impact to the Company's retained earnings at January 1, 2018 was $40.2 million, of which $3.4 million was related to the Company's noncontrolling interest in ANGI; the adjustment to retained earnings was principally related to the Company’s ANGI Homeservices and Applications segments.

•
Within ANGI, the effect of the adoption of ASU No. 2014-09 is that commissions paid to employees pursuant to certain sales incentive programs, which represent the incremental direct costs of obtaining a service professional contract, are now capitalized and amortized over the estimated life of a service professional (also referred to as the estimated customer relationship period). These costs were expensed as incurred prior to January 1, 2018. The cumulative effect of the adoption of ASU No. 2014-09 was the establishment of a current and non-current asset for capitalized sales commissions of $29.7 million and $4.2 million, respectively, and a related deferred tax liability of $8.0 million, resulting in a net increase to retained earnings of $25.9 million on January 1, 2018.

•
Within Applications, the primary effect of the adoption of ASU No. 2014-09 is to accelerate the recognition of the portion of the revenue of certain desktop applications sold by SlimWare that qualifies as functional intellectual property ("functional IP") under ASU No. 2014-09. This revenue was previously deferred and recognized over the applicable subscription term. The cumulative effect of the adoption of ASU No. 2014-09 for SlimWare was a reduction in deferred revenue of $20.3 million and the establishment of a deferred tax liability of $4.9 million, resulting in a net increase to retained earnings of $15.5 million on January 1, 2018.

The adoption of ASU No. 2014-09 will not have a material effect on the Company’s results of operations for the year ending December 31, 2018. See "Note 2—Revenue Recognition" for additional information on the impact to the Company.
The Company's disaggregated revenue disclosures are presented in "Note 10—Segment information."
The following tables provide the impact of the adoption of ASU No. 2014-09 by segment under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as reported, and ASC 605, Revenue Recognition.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Revenue by segment:
Match Group	$407,367	$407,367	$—
ANGI Homeservices	255,311	255,311	—
Video	66,162	66,591	(429)
Applications	131,987	131,517	470
Publishing	134,322	134,322	—
Inter-segment eliminations	(74)	(74)	—
Total	$995,075	$995,034	$41

	Three Months Ended March 31, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating expense by segment:
Match Group	$295,134	$295,134	$—
ANGI Homeservices	266,067	272,160	(6,093)
Video	82,037	82,264	(227)
Applications	106,526	106,007	519
Publishing	118,511	118,511	—
Corporate	36,850	36,850	—
Total	$905,125	$910,926	$(5,801)

	Three Months Ended March 31, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating income (loss) by segment:
Match Group	$112,233	$112,233	$—
ANGI Homeservices	(10,756)	(16,849)	6,093
Video	(15,875)	(15,673)	(202)
Applications	25,461	25,510	(49)
Publishing	15,811	15,811	—
Corporate	(36,924)	(36,924)	—
Total	$89,950	$84,108	$5,842

	Three Months Ended March 31, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Net earnings	$87,839	$83,517	$4,322

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under ASU No. 2016-01, equity securities, other than equity method investments and investments in consolidated subsidiaries, will be measured at fair value with changes in fair value recognized in the statement of operations each reporting period. ASU No. 2016-01 is effective for reporting periods beginning after December 15, 2017. The Company's adoption of ASU No. 2016-01 effective January 1, 2018 did not have a material effect on its consolidated financial statements. The adoption of ASU No. 2016-01 may increase the volatility of the Company's results of operations as the result of the remeasurement of these instruments.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires companies to explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents are combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. ASU No. 2016-18 also requires companies to disclose the nature of their restricted cash and restricted cash equivalents balances. Additionally, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented within different captions on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. The Company's adoption of ASU No. 2016-18 effective January 1, 2018, on a retrospective basis, did not have a material effect on its consolidated financial statements.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$1,657,537	$1,630,809	$1,397,038	$1,329,187
Restricted cash included in other current assets	2,860	2,873	5,428	20,464
Restricted cash included in other assets	—	—	—	10,548
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$1,660,397	$1,633,682	$1,402,466	$1,360,199
Restricted cash at March 31, 2018 and December 31, 2017 primarily supports a letter of credit to a supplier.
Restricted cash at March 31, 2017 primarily included funds held in escrow for the redemption and repurchase of IAC Senior Notes, which settled in the second quarter of 2017.
Restricted cash at December 31, 2016 primarily included funds held in escrow for the redemption and repurchase of IAC Senior Notes and the MyHammer tender offer. The Senior Notes were redeemed and repurchased and the funds held in escrow for the MyHammer tender offer were returned to the Company in the first quarter of 2017.
Accounting Pronouncement not yet adopted by the Company
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach. The Company will adopt ASU No. 2016-02 effective January 1, 2019.
In March 2018, the FASB affirmed its proposal to provide transition relief under the new lease standard. The effective date of the transition guidance is expected to coincide with the effective date of ASU No. 2016-02. Companies that elect the new transition option will not have to adjust their comparative period financial statements for the effects of the new lease standard, or make the new required lease disclosures for periods before the effective date.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is not a lessor, has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by the adoption of ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
The adoption of ASU No. 2016-02 will not have an impact on the leverage calculation set forth in any of the agreements governing the outstanding debt of the Company or its MTCH and ANGI subsidiaries, or our credit agreement or the credit agreement of MTCH because, in each circumstance, the leverage calculations are not affected by the liability that will be recorded upon adoption of the new standard.
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
NOTE 2—REVENUE RECOGNITION
General Revenue Recognition
The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods.
Match Group
Match Group’s revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period, which primarily range from one to six months. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
ANGI Homeservices
ANGI revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), and (ii) membership subscription fees paid by service professionals. Consumer connection revenue varies based upon several factors, including the service requested, type of match and geographic location of service. The Company’s consumer connection

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

revenue is generated and recognized when an in-network service professional is delivered a consumer match. Membership subscription revenue from service professionals is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Consumer connection revenue is generally billed one week following a consumer match; with payment due upon receipt of invoice.
ANGI revenue is also derived from Angie's List (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers. Angie's List service professionals generally pay for advertisements in advance on a monthly or annual basis at the option of the service professional, with the average advertising contract term being approximately one year. Angie's List website, mobile and call center advertising revenue is recognized ratably over the contract term. Revenue from the sale of advertising in the Angie’s List Magazine is recognized in the period in which the publication is distributed. Angie's List prepaid consumer membership subscription fees are recognized as revenue using the straight-line method over the term of the applicable subscription period, which is typically one year.
Video
Revenue of businesses in this segment is generated primarily through subscriptions, media production and distribution, and advertising. Subscription fee revenue is recognized over the terms of the applicable subscription period, which are one month or one year, production revenue is recognized when control is transferred to the customer to broadcast or exhibit, and advertising revenue is recognized when an advertisement is displayed or over the advertising period.
Applications
Substantially all of Applications' revenue consists of advertising revenue generated principally through the display of paid listings in response to search queries. The substantial majority of the paid listings displayed by our Applications businesses are supplied to us by Google pursuant to our services agreement with Google.
Pursuant to this agreement, those of our Applications businesses that provide search services transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through one of our Applications businesses and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with us. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third-party distributor as traffic acquisition costs.
To a significantly lesser extent, Applications' revenue also consists of fees related to subscription downloadable desktop and mobile applications as well as display advertisements. Fees related to subscription downloadable desktop and paid mobile applications are generally recognized at the time of the sale when the software license is delivered. To the extent updates or maintenance is required or expected, revenue is recognized over the term of the applicable subscription period, which is primarily one or two years. Fees related to display advertisements are recognized when an advertisement is displayed.
Publishing
Publishing's revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries and display advertisements (sold directly and through programmatic ad sales). The majority of the paid listings that our Publishing businesses display are supplied to us by Google in the manner and pursuant to the services agreement with Google, which is described above under "Applications."
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration the Company is due in exchange for its services or goods, including amounts that are variable. The Company determines the total transaction price, including an estimate of any variable consideration, at contract inception and reassesses this estimate each reporting period.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenue.
For contracts that have an original duration of one year or less, the Company uses the practical expedient available under ASU No. 2014-09 applicable to such contracts and does not consider the time value of money.
Accounts Receivables, net of allowance for doubtful accounts and revenue reserves
Accounts receivable include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivables that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and the condition of the general economy and the customer’s industry. Customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date. The term between the Company issuance of an invoice and payment due date is not significant. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Deferred Revenue
Deferred revenue consists of advance payments that are received or due in advance of the Company's performance. The Company’s liabilities are reported on a contract by contract basis at the end of each reporting period. The Company generally classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance as of January 1, 2018 is $332.2 million. During the three months ended March 31, 2018, the Company recognized $217.8 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The current and non-current deferred revenue balances at March 31, 2018 are $374.3 million and $1.8 million, respectively.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers, which are directly observable or based on an estimate if not directly observable. For our multiple performance obligation arrangements that include functional intellectual property ("IP"), which comprise the downloadable apps and software of the Applications segment, the Company uses a residual approach to determine standalone selling prices for the functional IP.
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company has determined that certain costs, primarily commissions paid to employees pursuant to certain sales incentive programs and mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. Commissions paid to employees pursuant to certain sales incentive programs are amortized over the estimated customer relationship period. The Company calculates the estimated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The Company generally capitalizes and amortizes mobile app store fees over the term of the applicable subscription.
During the three months ended March 31, 2018, the Company recognized expense of $75.1 million related to the amortization of these costs. The contract asset balance at March 31, 2018 is $68.0 million.
Performance Obligations
As permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.
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
For the three months ended March 31, 2018 and 2017, the Company recorded an income tax benefit of $29.0 million and $23.9 million, respectively. The income tax benefits for the three months ended March 31, 2018 and 2017 are due primarily to excess tax benefits generated by the settlement and exercise of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. The Company was also able to make a reasonable estimate of the impact of GILTI on the expected annual effective income tax rate and recorded a provisional tax expense in the first quarter of 2018. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued and adopted by the Company in March 2018. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the three months ended March 31, 2018 to the Company’s provisional tax expense as a result of the issuance of Treasury Notices 2018-26 and 2018-28 as we continue to assess their impact, which we believe is immaterial.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2012. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2019, and the statute of limitations for the year 2013 has been extended to March 31, 2019. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include reserves considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2018 and December 31, 2017, unrecognized tax benefits, including interest and penalties, are $38.4 million and $39.7 million, respectively. If unrecognized tax benefits at March 31, 2018 are subsequently recognized, $35.9 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2017 was $37.2 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $2.0 million by March 31, 2019, due to expirations of statutes of limitations; all of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, available tax planning and historical experience, to the extent these items are applicable. As of March 31, 2018, the Company has a gross deferred tax asset of $147.5 million that the Company expects to fully utilize on a more likely than not basis.
NOTE 4—BUSINESS COMBINATION
On September 29, 2017, the Company completed the combination of the businesses in the Company's HomeAdvisor segment and Angie's List under a new publicly traded company called ANGI Homeservices (the "Combination"). Through the Combination, ANGI acquired 100% of the common stock of Angie's List on September 29, 2017 for a total purchase price valued at $781.4 million.
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List as if the Combination had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the Combination actually occurred on January 1, 2016. For the three months ended March 31, 2017, pro forma adjustments include increases in stock-based compensation expense of $14.7 million and amortization of intangibles of $11.5 million.

Three Months Ended March 31, 2017
(In thousands, except per share data)
Revenue	$833,294
Net earnings attributable to IAC shareholders	$13,339
Basic earnings per share attributable to IAC shareholders	$0.17
Diluted earnings per share attributable to IAC shareholders	$0.13

NOTE 5—MARKETABLE SECURITIES
At March 31, 2018 and December 31, 2017, the fair value of marketable securities are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Available-for-sale marketable debt securities	$4,990	$4,995
Equity security with a readily determinable fair value	640	—
Total marketable securities	$5,630	$4,995

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At March 31, 2018, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$4,990	$—	$—	$4,990
Total available-for-sale marketable debt securities	$4,990	$—	$—	$4,990
The contractual maturities of debt securities classified as current available-for-sale at March 31, 2018 are due within one year. There are no investments in available-for-sale marketable debt securities that are in an unrealized loss position as of March 31, 2018.
At March 31, 2018, the cost basis of the equity security with a readily determinable fair value was $0.3 million. With the adoption of ASU No. 2016-01 on January 1, 2018, the unrealized gain of $0.3 million is included in "Other expense, net" in the accompanying consolidated statement of operations.
At December 31, 2017, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$4,995	$—	$—	$4,995
Total available-for-sale marketable debt securities	$4,995	$—	$—	$4,995
The following table presents the proceeds from maturities and sales of available-for-sale marketable debt securities:

	March 31,
	2018	2017
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable debt securities	$5,000	$75,350
The specific-identification method is used to determine the cost of available-for-sale marketable debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no gross realized gains or losses from the maturities and sales of available-for-sale marketable debt securities for the three months ended March 31, 2018 and 2017.
NOTE 6—FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
The Company categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:

•	Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.

•
Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of the Company's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See below for a discussion of fair value measurements made using Level 3 inputs.

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$762,064	$—	$—	$762,064
Time deposits	—	85,038	—	85,038
Treasury discount notes	149,908	—	—	149,908
Commercial paper	—	217,342	—	217,342
Certificates of deposit	—	4,797	—	4,797
Marketable securities:
Commercial paper	—	4,990	—	4,990
Equity security with a readily determinable fair value	640	—	$—	640
Total	$912,612	$312,167	$—	$1,224,779

Liabilities:
Contingent consideration arrangements	$—	$—	$(1,965)	$(1,965)

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$780,425	$—	$—	$780,425
Time deposits	—	60,000	—	60,000
Treasury discount notes	100,457	—	—	100,457
Commercial paper	—	215,325	—	215,325
Certificates of deposit	—	6,195	—	6,195
Marketable securities:
Commercial paper	—	4,995	—	4,995
Total	$880,882	$286,515	$—	$1,167,397

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Contingent Consideration Arrangements
	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance at January 1	$(2,647)	$(33,871)
Total net losses:
Included in earnings:
Fair value adjustments	(156)	(1,891)
Included in other comprehensive loss	(110)	(1,059)
Settlements	948	15,000
Balance at March 31	$(1,965)	$(21,821)
Contingent Consideration Arrangements
As of March 31, 2018, there are three contingent consideration arrangements related to business acquisitions. Two of the contingent consideration arrangements have limits as to the maximum amount that can be paid. The maximum contingent payments related to these arrangements is $32.1 million and the gross fair value of these arrangements, before the unamortized discount, at March 31, 2018 is $2.1 million. No payment is expected for the one contingent consideration arrangement without a limit on the maximum earnout.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, because the arrangements were initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at both March 31, 2018 and December 31, 2017 reflect discount rates of 12%.
The fair value of contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at March 31, 2018 and December 31, 2017 includes a current portion of $2.0 million and $0.6 million, respectively, and non-current portion of $2.0 million at December 31, 2017, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet. At March 31, 2018, there is no non-current portion of the contingent consideration arrangement liability.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity method investments, are adjusted to fair value only when an impairment charge is recognized. Equity securities without readily determinable fair values are adjusted to fair value for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Such fair value measurements are based predominantly on Level 3 inputs.
Equity securities without readily determinable fair values
At March 31, 2018 and December 31, 2017, the carrying values of the Company's investments in equity securities without readily determinable fair values totaled $81.0 million and $63.4 million, respectively, and are included in "Long-term

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

investments" in the accompanying consolidated balance sheet. The Company exercises reasonable effort to determine whether any observable price changes in orderly transactions for identical or similar investments in the same issuer have occurred. A similar investment will be considered identical or similar if it has identical or similar rights and obligations to the equity investments held by the Company. If such an orderly transaction has occurred, the Company will adjust the value of the equity investment in accordance with ASC 321, Investments — Equity Securities. During the three months ended March 31, 2018, the Company did not identify any transactions that resulted in adjustment to the carrying value of its equity securities without readily determinable fair values.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(14,120)	$(14,199)	$(13,750)	$(13,802)
Long-term debt, net	(1,980,579)	(2,211,769)	(1,979,469)	(2,168,108)
The fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2018	December 31, 2017
	(In thousands)
MTCH Debt:
MTCH Term Loan due November 16, 2022	$425,000	$425,000
6.375% Senior Notes due June 1, 2024 (the "6.375% MTCH Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "5.00% MTCH Senior Notes"); interest payable each June 15 and December 15, which commences on June 15, 2018	450,000	450,000
Total MTCH long-term debt	1,275,000	1,275,000
Less: unamortized original issue discount	8,339	8,668
Less: unamortized debt issuance costs	13,219	13,636
Total MTCH debt, net	1,253,442	1,252,696

ANGI Debt:
ANGI Term Loan due November 1, 2022	271,563	275,000
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,786	2,938
Total ANGI debt, net	255,027	258,312

IAC Debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "Exchangeable Notes"); interest payable each April 1 and October 1, which commences on April 1, 2018	517,500	517,500
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15	34,859	34,859
Total IAC long-term debt	552,359	552,359
Less: current portion of IAC long-term debt	370	—
Less: unamortized original issue discount	63,922	67,158
Less: unamortized debt issuance costs	15,957	16,740
Total IAC debt, net	472,110	468,461

Total long-term debt, net	$1,980,579	$1,979,469
MTCH Senior Notes
The 6.375% MTCH Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness outstanding under the MTCH Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
On December 4, 2017, MTCH issued $450 million aggregate principal amount of its 5.00% Senior Notes due December 15, 2027. The proceeds from these notes, along with cash on hand, were used to redeem the $445 million outstanding balance of the 6.75% MTCH Senior Notes, which were due on December 15, 2022, and pay the related call

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

premium. At any time prior to December 15, 2022, the 5.00% MTCH Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The indentures governing the 6.375% and 5.00% MTCH Senior Notes (i) contain covenants that would limit MTCH's ability to pay dividends or to make distributions and repurchase or redeem MTCH stock in the event a default has occurred or MTCH's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0 and (ii) are ranked equally with each other. At March 31, 2018, there were no limitations pursuant thereto. There are additional covenants that limit MTCH's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MTCH is not in compliance with certain ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting MTCH subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
MTCH Term Loan and MTCH Credit Facility
At March 31, 2018, the outstanding balance on the MTCH Term Loan was $425 million and the loan bears interest at 4.29% (LIBOR plus 2.50%). The MTCH Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the credit agreement. Interest payments are due at least quarterly through the term of the loan.
MTCH has a $500 million revolving credit facility (the "MTCH Credit Facility") that expires on October 7, 2020. At March 31, 2018 and December 31, 2017, there were no outstanding borrowings under the MTCH Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the MTCH Credit Facility bear interest, at MTCH's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on MTCH's consolidated net leverage ratio. The terms of the MTCH Credit Facility require MTCH to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
There are additional covenants under the MTCH Credit Facility and the MTCH Term Loan that limit the ability of MTCH and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. While the MTCH Term Loan remains outstanding, these same covenants under its credit agreement are generally more restrictive than the covenants that are applicable to the MTCH Credit Facility. Obligations under the MTCH Credit Facility and MTCH Term Loan are unconditionally guaranteed by certain MTCH wholly-owned domestic subsidiaries, and are also secured by the stock of certain MTCH domestic and foreign subsidiaries. The MTCH Term Loan and outstanding borrowings, if any, under the MTCH Credit Facility rank equally with each other, and have priority over the 6.375% and 5.00% MTCH Senior Notes to the extent of the value of the assets securing the borrowings under the MTCH credit agreement.
ANGI Term Loan:
At March 31, 2018, the outstanding balance on the ANGI Term Loan was $271.6 million and the loan bears interest at LIBOR plus 2.00%, which is subject to change in future periods based on ANGI's consolidated net leverage ratio, or 3.78%. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.
The terms of the ANGI Term Loan require ANGI to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the credit agreement). There are additional covenants under the ANGI Term Loan that limit the ability of ANGI and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. The ANGI Term Loan is guaranteed by ANGI's wholly-owned material domestic subsidiaries and is secured by substantially all assets of ANGI and the guarantors, subject to certain exceptions.
IAC Exchangeable Notes:
On October 2, 2017, IAC FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 0.875% Exchangeable Senior Notes due October 1, 2022 (the “Exchangeable Notes”). The

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Exchangeable Notes are guaranteed by the Company. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events. Upon exchange, the Company has the right to settle the principal amount of Exchangeable Notes with any of the three following alternatives: (1) shares of our common stock, (2) cash or (3) a combination of cash and shares of our common stock.
The Exchangeable Notes are exchangeable at any time prior to the close of business on the business day immediately preceding July 1, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days during the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as further described under the Indenture. On or after July 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions.
A portion of the net proceeds from the sale of the Exchangeable Notes of $499.5 million, after deducting fees and expenses, was used to pay the net premium of $50.7 million on the Exchangeable Note Hedge and Warrant (defined below).
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
As of March 31, 2018, the if-converted value of the Exchangeable Notes exceeds its principal amount by $14.3 million based on the Company's stock price on March 31, 2018.
The Company incurred cash and non-cash interest expense of $5.2 million for the three months ended March 31, 2018, which includes amortization of debt issuance costs of $0.9 million. As of March 31, 2018, the unamortized discount is $63.9 million resulting in a net carrying value of the liability component of $453.6 million.
IAC Senior Notes
The 4.75% Senior Notes were issued by IAC on December 21, 2012. These Notes are unconditionally guaranteed by certain wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries. See "Note 12—Guarantor and Non-Guarantor Financial Information" for financial information relating to guarantor and non-guarantor subsidiaries. The 4.75% Senior Notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
IAC Credit Facility

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

IAC has a $300 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At March 31, 2018 and December 31, 2017, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is currently 25 basis points, and is based on the leverage ratio (as defined in the agreement) most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by substantially the same domestic subsidiaries that guarantee the 4.75% Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 4.75% Senior Notes are subordinate to the outstanding borrowings under the IAC Credit Facility to the extent of the value of the assets securing such borrowings.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:
For the three months ended March 31, 2018, the Company's accumulated other comprehensive loss relates to foreign currency translation adjustments.

Three Months Ended March 31, 2018
Accumulated Other Comprehensive (Loss) Income

Balance as of January 1	$(103,568)
Other comprehensive income before reclassifications	28,479
Amounts reclassified to earnings	139
Net current period other comprehensive income	28,618
Balance as of March 31	$(74,950)

	Three Months Ended March 31, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(170,149)	$4,026	$(166,123)
Other comprehensive income before reclassifications	18,062	2	18,064
Amounts reclassified to earnings	714	—	714
Net current period other comprehensive income	18,776	2	18,778
Balance as of March 31	$(151,373)	$4,028	$(147,345)
The amounts reclassified out of accumulated other comprehensive loss into earnings for the three months ended March 31, 2018 and 2017 relate to the liquidation of international subsidiaries.
At March 31, 2018 and 2017, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 9—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$87,839	$87,839	$28,463	$28,463
Net earnings attributable to noncontrolling interests	(16,757)	(16,757)	(2,254)	(2,254)
Impact from public subsidiaries' dilutive securities (a)	—	(7,442)	—	(2,430)
Net earnings attributable to IAC shareholders	$71,082	$63,640	$26,209	$23,779

Denominator:
Weighted average basic shares outstanding	82,983	82,983	78,193	78,193
Dilutive securities (a) (b) (c) (d)	—	6,086	—	4,311
Denominator for earnings per share—weighted average shares(a) (b) (c) (d)	82,983	89,069	78,193	82,504

Earnings per share attributable to IAC shareholders:
Earnings per share	$0.86	$0.71	$0.34	$0.29
________________________

(a)
For the three months ended March 31, 2018, it is more dilutive for IAC to settle certain ANGI equity awards and MTCH to settle certain MTCH equity awards.  For the three months ended March 31, 2017, it is more dilutive for MTCH to settle certain MTCH equity awards.  The impact from ANGI’s dilutive securities is not applicable for periods prior to the Combination.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, exchange of the Company's Exchangeable Notes and vesting of restricted stock units ("RSUs"). For the three months ended March 31, 2018 and 2017, 6.8 million and 2.0 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For the three months ended March 31, 2018 and 2017, 0.2 million and 0.4 million shares, respectively, underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(d)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; the Exchangeable Notes are only dilutive once the average price of IAC common stock for the period exceeds the approximate $152.18 per share exchange price per $1,000 principal amount of the Exchangeable Notes.

NOTE 10—SEGMENT INFORMATION
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue:
Match Group	$407,367	$298,764
ANGI Homeservices	255,311	150,745
Video	66,162	50,577
Applications	131,987	158,897
Publishing	134,322	78,080
Other(a)	—	23,980
Inter-segment eliminations	(74)	(210)
Total	$995,075	$760,833
___________________

(a)	The 2017 results at the Other segment consists of the results of The Princeton Review prior its sale, which occurred on March 31, 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating Income (Loss):
Match Group	$112,233	$58,871
ANGI Homeservices	(10,756)	1,388
Video	(15,875)	(15,589)
Applications	25,461	32,768
Publishing	15,811	(5,788)
Other	—	(5,621)
Corporate	(36,924)	(28,969)
Total	$89,950	$37,060

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Adjusted EBITDA:(b)
Match Group	$137,741	$86,231
ANGI Homeservices	36,640	10,212
Video	(12,940)	(14,732)
Applications	26,752	34,933
Publishing	17,213	1,179
Other	—	(1,532)
Corporate	(17,008)	(14,315)
Total	$188,398	$101,976
________________________

(b)
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

individual business segments, and this measure is one of the primary metrics on which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Match Group
Direct revenue:
North America	$211,357	$175,328
International	181,380	112,424
Direct revenue	392,737	287,752
Indirect revenue (principally advertising revenue)	14,630	11,012
Total Match Group revenue	$407,367	$298,764

ANGI Homeservices
Marketplace:
Consumer connection revenue (c)	$149,060	$116,000
Membership subscription revenue	15,627	12,752
Other revenue	921	892
Marketplace revenue	165,608	129,644
Advertising & Other revenue (d)	70,418	8,428
North America	236,026	138,072
Consumer connection revenue (c)	14,367	8,465
Membership subscription revenue	4,671	4,006
Advertising and other revenue	247	202
Europe	19,285	12,673
Total ANGI Homeservices revenue	$255,311	$150,745

Video
Subscription revenue	$34,343	$24,817
Media production and distribution revenue	20,048	20,933
Advertising and other revenue	11,771	4,827
Total Video revenue	$66,162	$50,577

Applications
Advertising revenue:
Google advertising revenue	$87,431	$105,098
Other	6,354	6,313
Advertising revenue	93,785	111,411
Subscription and other revenue	16,289	18,921
Consumer	110,074	130,332
Advertising revenue:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Google advertising revenue	21,146	27,709
Other	731	783
Advertising revenue	21,877	28,492
Other revenue	36	73
Partnerships	21,913	28,565
Total Applications revenue	$131,987	$158,897

Publishing
Advertising revenue:
Google advertising revenue	$13,638	$9,789
Other	23,947	15,866
Advertising revenue	37,585	25,655
Other revenue	1,223	345
Premium Brands	38,808	26,000
Advertising revenue:
Google advertising revenue	88,692	44,687
Other	6,613	7,205
Advertising revenue	95,305	51,892
Other revenue	209	188
Ask & Other	95,514	52,080
Total Publishing revenue	$134,322	$78,080
_______________________________________________________________________________

(c)	Fees paid by service professionals for consumer matches.

(d)
Includes Angie's List revenue from service professionals under contract for advertising and Angie's List membership subscription fees from consumers, as well as revenue from mHelpDesk, HomeStars and Felix.

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue:
United States	$657,580	$548,598
All other countries	337,495	212,235
Total	$995,075	$760,833

	March 31, 2018	December 31, 2017
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$272,881	$286,541
All other countries	28,984	28,629
Total	$301,865	$315,170

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended March 31, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$112,233	$16,963	$8,147	$242	$156	$137,741
ANGI Homeservices	(10,756)	$24,906	$6,184	$16,306	$—	$36,640
Video	(15,875)	$131	$675	$2,129	$—	$(12,940)
Applications	25,461	$—	$755	$536	$—	$26,752
Publishing	15,811	$—	$662	$740	$—	$17,213
Other	—	$—	$—	$—	$—	$—
Corporate	(36,924)	$17,082	$2,834	$—	$—	$(17,008)
Operating income	89,950
Interest expense	(26,505)
Other expense, net	(4,619)
Earnings before income taxes	58,826
Income tax benefit	29,013
Net earnings	87,839
Net earnings attributable to noncontrolling interests	(16,757)
Net earnings attributable to IAC shareholders	$71,082

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$58,871	$18,024	$7,589	$403	$1,344	$86,231
ANGI Homeservices	1,388	$4,461	$2,996	$1,367	$—	$10,212
Video	(15,589)	$—	$544	$313	$—	$(14,732)
Applications	32,768	$—	$1,011	$606	$548	$34,933
Publishing	(5,788)	$—	$2,019	$4,948	$—	$1,179
Other	(5,621)	$1,729	$836	$1,524	$—	$(1,532)
Corporate	(28,969)	$9,761	$4,893	$—	$—	$(14,315)
Operating income	37,060
Interest expense	(24,792)
Other expense, net	(7,714)
Earnings before income taxes	4,554
Income tax benefit	23,909
Net earnings	28,463
Net earnings attributable to noncontrolling interests	(2,254)
Net earnings attributable to IAC shareholders	$26,209
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
NOTE 12—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 4.75% Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at March 31, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$895,406	$—	$762,131	$—	$1,657,537
Marketable securities	4,990	—	640	—	5,630
Accounts receivable, net of allowance	—	113,977	211,286	—	325,263
Other current assets	46,576	26,567	161,359	—	234,502
Intercompany receivables	—	994,153	—	(994,153)	—
Property and equipment, net of accumulated depreciation and amortization	2,457	171,681	127,727	—	301,865
Goodwill	—	412,010	2,189,200	—	2,601,210
Intangible assets, net of accumulated amortization	—	74,343	578,862	—	653,205
Investment in subsidiaries	1,789,479	300,030	—	(2,089,509)	—
Other non-current assets	226,063	87,067	84,436	(145,804)	251,762
Total assets	$2,964,971	$2,179,828	$4,115,641	$(3,229,466)	$6,030,974

Current portion of long-term debt	$370	$—	$13,750	$—	$14,120
Accounts payable, trade	1,509	35,916	42,163	—	79,588
Other current liabilities	22,053	88,329	625,403	—	735,785
Long-term debt, net	34,216	—	1,946,363	—	1,980,579
Income taxes payable	12	1,528	22,536	—	24,076
Intercompany liabilities	411,831	—	582,322	(994,153)	—
Other long-term liabilities	453	17,432	195,255	(145,804)	67,336
Redeemable noncontrolling interests	—	—	47,099	—	47,099
IAC shareholders' equity	2,494,527	2,036,623	52,886	(2,089,509)	2,494,527
Noncontrolling interests	—	—	587,864	—	587,864
Total liabilities and shareholders' equity	$2,964,971	$2,179,828	$4,115,641	$(3,229,466)	$6,030,974

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$212,889	$782,260	$(74)	$995,075
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	76	56,224	145,712	(50)	201,962
Selling and marketing expense	213	90,138	312,526	(45)	402,832
General and administrative expense	31,409	15,381	137,373	21	184,184
Product development expense	652	14,269	62,016	—	76,937
Depreciation	266	3,340	15,651	—	19,257
Amortization of intangibles	—	509	19,444	—	19,953
Total operating costs and expenses	32,616	179,861	692,722	(74)	905,125
Operating (loss) income	(32,616)	33,028	89,538	—	89,950
Equity in earnings (losses) of unconsolidated affiliates	102,750	(327)	—	(102,423)	—
Interest expense	(429)	—	(26,076)	—	(26,505)
Other (expense) income, net (a)	(16,847)	286,883	2,190	(276,845)	(4,619)
Earnings before income taxes	52,858	319,584	65,652	(379,268)	58,826
Income tax benefit (provision)	18,224	(10,966)	21,755	—	29,013
Net earnings	71,082	308,618	87,407	(379,268)	87,839
Net earnings attributable to noncontrolling interests	—	—	(16,757)	—	(16,757)
Net earnings attributable to IAC shareholders	71,082	$308,618	$70,650	$(379,268)	$71,082
Comprehensive income attributable to IAC shareholders	$99,439	$308,961	$105,327	$(414,288)	$99,439

(a) During the three months ended March 31, 2018, foreign cash of $276 million was repatriated to the U.S.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$181,572	$579,474	$(213)	$760,833
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	113	32,708	113,310	(173)	145,958
Selling and marketing expense	326	91,950	258,189	(54)	350,411
General and administrative expense	26,136	15,590	101,855	14	143,595
Product development expense	570	15,387	38,803	—	54,760
Depreciation	438	7,133	12,317	—	19,888
Amortization of intangibles	—	5,085	4,076	—	9,161
Total operating costs and expenses	27,583	167,853	528,550	(213)	723,773
Operating (loss) income	(27,583)	13,719	50,924	—	37,060
Equity in earnings (losses) of unconsolidated affiliates	51,456	(2,683)	—	(48,773)	—
Interest expense	(5,828)	—	(18,964)	—	(24,792)
Other (expense) income, net	(5,805)	6,091	(8,000)	—	(7,714)
Earnings before income taxes	12,240	17,127	23,960	(48,773)	4,554
Income tax benefit (provision)	13,969	(9,689)	19,629	—	23,909
Net earnings	26,209	7,438	43,589	(48,773)	28,463
Net earnings attributable to noncontrolling interests	—	—	(2,254)	—	(2,254)
Net earnings attributable to IAC shareholders	$26,209	$7,438	$41,335	$(48,773)	$26,209
Comprehensive income attributable to IAC shareholders	$44,987	$11,491	$63,768	$(75,259)	$44,987

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash provided by operating activities	$1,562	$319,686	$107,605	$(276,845)	$152,008
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,134)	—	(17,161)	—	(21,295)
Capital expenditures	—	(570)	(14,231)	—	(14,801)
Proceeds from maturities and sales of marketable debt securities	5,000	—	—	—	5,000
Purchases of marketable debt securities	(4,975)	—	—	—	(4,975)
Purchases of investments	(18,180)	—	—	—	(18,180)
Net proceeds from the sale of businesses and investments	—	—	15	—	15
Other, net	(5,000)	3,884	10,463	—	9,347
Net cash (used in) provided by investing activities	(27,289)	3,314	(20,914)	—	(44,889)
Cash flows from financing activities:
Principal payment on ANGI Homeservices debt	—	—	(3,438)	—	(3,438)
Purchase of Match Group treasury stock	—	—	(32,465)	—	(32,465)
Proceeds from the exercise of IAC stock options	24,254	—	—	—	24,254
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	—	—	1,752	—	1,752
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(282)	—	—	—	(282)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	—	—	(75,028)	—	(75,028)
Purchase of noncontrolling interests	—	—	(234)	—	(234)
Acquisition-related contingent consideration payments	—	—	(185)	—	(185)
Intercompany	308,822	(323,000)	(262,667)	276,845	—
Other, net	2,674	—	(198)	—	2,476
Net cash provided by (used in) financing activities	335,468	(323,000)	(372,463)	276,845	(83,150)
Total cash provided (used)	309,741	—	(285,772)	—	23,969
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	26	—	2,720	—	2,746
Net increase (decrease) in cash, cash equivalents, and restricted cash	309,767	—	(283,052)	—	26,715
Cash, cash equivalents, and restricted cash at beginning of period	585,639	—	1,048,043	—	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$895,406	$—	$764,991	$—	$1,660,397

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(18,973)	$18,406	$68,430	$—	$67,863
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(52,365)	—	(52,365)
Capital expenditures	(87)	(852)	(10,218)	—	(11,157)
Proceeds from maturities and sales of marketable debt securities	75,350	—	—	—	75,350
Purchases of marketable debt securities	(19,926)	—	—	—	(19,926)
Purchases of investments	—	—	(29)	—	(29)
Net proceeds from the sale of businesses and investments	—	—	97,496	—	97,496
Intercompany	(10,671)	—	—	10,671	—
Other, net	—	31	182	—	213
Net cash provided by (used in) investing activities	44,666	(821)	35,066	10,671	89,582
Cash flows from financing activities:
Principal payments on IAC debt	(26,590)	—	—	—	(26,590)
Purchase of IAC treasury stock	(56,424)	—	—	—	(56,424)
Proceeds from the exercise of IAC stock options	13,252	—	—	—	13,252
Proceeds from the exercise of Match Group stock options	—	—	7,111	—	7,111
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(38,579)	—	—	—	(38,579)
Withholding taxes paid on behalf of Match Group employees on net settled stock-based awards	—	—	(2,081)	—	(2,081)
Purchase of noncontrolling interests	—	—	(12,259)	—	(12,259)
Acquisition-related contingent consideration payments	—	—	(3,860)	—	(3,860)
Intercompany	17,585	(17,585)	10,671	(10,671)	—
Other, net	251	—	(1)	—	250
Net cash used in financing activities	(90,505)	(17,585)	(419)	(10,671)	(119,180)
Total cash (used) provided	(64,812)	—	103,077	—	38,265
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	10	—	3,992	—	4,002
Net (decrease) increase in cash, cash equivalents, and restricted cash	(64,802)	—	107,069	—	42,267
Cash, cash equivalents, and restricted cash at beginning of period	573,784	—	786,415	—	1,360,199
Cash, cash equivalents, and restricted cash at end of period	$508,982	$—	$893,484	$—	$1,402,466

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview
IAC is a leading media and Internet company composed of widely known consumer brands, such as Match, Tinder, PlentyOfFish and OkCupid, which are part of Match Group's online dating portfolio, and HomeAdvisor and Angie's List, which are operated by ANGI Homeservices, as well as Vimeo, Dotdash, Dictionary.com, The Daily Beast and Investopedia.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments:

•	Match Group ("MTCH") - is a leading provider of subscription dating products, operating a portfolio of brands, including Tinder, Match, PlentyOfFish and OkCupid.

•	ANGI Homeservices ("ANGI") - connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor and Angie's List.

•	Video - consists of Vimeo, Electus, IAC Films and Daily Burn.

•
Applications - consists of Consumer, which includes our direct-to-consumer downloadable desktop applications, Apalon, which houses our mobile operations, and SlimWare, which houses our downloadable desktop software and service operations; and Partnerships, which includes our business-to-business partnership operations.

•	Publishing - consists of Premium Brands, which is composed of Dotdash, Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which is principally composed of Ask Media Group and CityGrid.

•	Other - consists of The Princeton Review, for periods prior to its sale on March 31, 2017.
Operating Metrics:
In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. The principal metrics we use in managing our businesses are set forth below:
Match Group

•	North America - consists of the financial results and metrics associated with users located in the United States and Canada.

•	International - consists of the financial results and metrics associated with users located outside of the United States and Canada.

•	Direct Revenue - is revenue that is received directly from end users of its products and includes both subscription and à la carte revenue.

•	Subscribers - are users who purchase a subscription to one of MTCH's products. Users who purchase only à la carte features are not included in Subscribers.

•	Average Subscribers - is the number of Subscribers at the end of each day in the relevant measurement period divided by the number of calendar days in that period.

•
Average Revenue per Subscriber ("ARPU") - is Direct Revenue from Subscribers in the relevant measurement period (whether in the form of subscription or à la carte revenue from Subscribers) divided by the Average Subscribers in such period and further divided by the number of calendar days in such period. Direct Revenue from users who are not Subscribers and have purchased only à la carte features is not included in ARPU.

ANGI Homeservices

•
Marketplace Revenue - reflects revenue from the HomeAdvisor domestic marketplace service, including consumer connection revenue for consumer matches and membership subscription revenue from service professionals. It excludes other North America operating subsidiaries within the segment.

•	Marketplace Service Requests - are fully completed and submitted domestic customer service requests to HomeAdvisor.

•
Marketplace Paying Service Professionals ("Marketplace Paying SPs") - are the number of HomeAdvisor domestic service professionals that had an active subscription and/or paid for consumer matches in the last month of the period.

Video

•	Vimeo ending subscribers - are the number of subscribers to Vimeo's SaaS video tools at the end of the period.
Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) the amortization of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases and (ii) payments made to partners who distribute our Partnerships customized browser-based applications and who integrate our paid listings into their websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes production costs related to media produced by Electus and other businesses within our Video segment, hosting fees, compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center operations and MTCH customer service functions, credit card processing fees, content costs, expenses associated with the operation of the Company's data centers and costs associated with publishing and distributing the Angie's List Magazine. For periods prior to the sale of The Princeton Review, cost of revenue also includes rent and cost for teachers and tutors.

•
Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites and third parties that distribute our Consumer downloadable desktop applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the brands of MTCH and ANGI, and compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in selling and marketing and sales support.

•
General and administrative expense - consists primarily of compensation (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources, and customer service functions (except for MTCH which includes customer service costs within cost of revenue), fees for professional services, facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who operate its call centers and provide support to its service professionals and consumers.

•
Product development expense - consists primarily of compensation (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the future earnings performance and/or operating metrics of the acquired company. The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled. Significant changes in forecasted earnings and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in “General and administrative expense” in the accompanying consolidated statement of operations.
Long-term debt (see "Note 7—Long-term Debt" for additional information):

•
Exchangeable Notes - On October 2, 2017, a finance subsidiary of the Company issued $517.5 million aggregate principal of 0.875% Exchangeable Senior Notes due October 1, 2022, which notes are guaranteed by the Company and are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1, which commenced on April 1, 2018. The outstanding balance of the Exchangeable Notes as of March 31, 2018 is $517.5 million. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events. A portion of the proceeds were used to repay the outstanding balance of the 4.875% Senior Notes (described below).

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15. The outstanding balance of the 4.75% Senior Notes as of March 31, 2018 is $34.9 million.

•
4.875% Senior Notes - IAC's 4.875% Senior Notes due November 30, 2018. The outstanding balance of $361.9 million was redeemed on November 30, 2017 with a portion of the proceeds from the Exchangeable Notes.

•
6.75% MTCH Senior Notes - MTCH's 6.75% Senior Notes due December 15, 2022. The outstanding balance of $445.2 million was redeemed on December 17, 2017 with the proceeds from the 5.00% MTCH Senior Notes (described below) and cash on hand.

•
MTCH Term Loan - a seven-year term loan entered into by MTCH on November 16, 2015. The outstanding balance of the MTCH Term Loan as of March 31, 2018 is $425 million. The MTCH Term Loan currently bears interest at LIBOR plus 2.50%, or 4.29% at March 31, 2018.

•
6.375% MTCH Senior Notes - MTCH's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the 6.375% MTCH Senior Notes as of March 31, 2018 is $400 million.

•
5.00% MTCH Senior Notes - MTCH's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which commences on June 15, 2018. The proceeds, along with cash on hand, were used to redeem the outstanding balance of the 6.75% MTCH Senior Notes. The outstanding balance of the 5.00% MTCH Senior Notes as of March 31, 2018 is $450 million.

•
ANGI Term Loan - a five-year term loan entered into by ANGI on November 1, 2017 in the amount of $275 million. The outstanding balance of the ANGI Term Loan as of March 31, 2018 is $271.6 million. The ANGI Term Loan currently bears interest at LIBOR plus 2.00%, or 3.78% at March 31, 2018.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA.

Certain Risks and Concentrations—Online Advertising
A meaningful portion of the Company's revenue is derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in advertising spending behavior or in customer buying behavior could adversely affect our operating results. Most of the Company's online advertising revenue is attributable to a services agreement with Google Inc. ("Google"). For the three months ended March 31, 2018 and 2017, revenue from Google represents 21% and 25%, respectively, of the Company's consolidated revenue. The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. For the three months ended March 31, 2018 and 2017, revenue earned from Google was $211.3 million and $187.8 million, respectively. This revenue is earned principally by the businesses comprising the Applications and Publishing segments. For the three months ended March 31, 2018 and 2017, revenue earned from Google represents 82% and 84%, respectively, of Applications revenue and 76% and 70%, respectively, of Publishing revenue.
First Quarter 2018 Consolidated Results
For the three months ended March 31, 2018, the Company delivered 31% revenue growth, 143% operating income growth and 85% Adjusted EBITDA growth. Revenue increased $234.2 million due primarily to strong growth of $108.6 million from MTCH, and increases of $104.6 million from ANGI, $56.2 million from Publishing and $15.6 million from Video, partially offset by a decline of $26.9 million from Applications and $24.0 million from Other due to the sale of The Princeton Review on March 31, 2017. Operating income increased $52.9 million due primarily to an increase in Adjusted EBITDA of $86.4 million, a change of $1.7 million in acquisition-related contingent consideration fair value adjustments and a decrease of $0.6 million in depreciation, partially offset by increases of $25.1 million in stock-based compensation expense and $10.8 million in amortization of intangibles due, in part, to the Combination (defined below). The Adjusted EBITDA increase was primarily driven by strong growth of $51.5 million from MTCH, and increases of $26.4 million from ANGI and $16.0 million from Publishing, partially offset by a decline of $8.2 million from Applications.
Events affecting year-over-year comparability include:

(i)
the adoption of the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018. For the three months ended March 31, 2018, the adoption of ASU No. 2014-09 increased consolidated operating income by $5.8 million due primarily to a reduction in sales commissions expense of $6.1 million at ANGI due to the capitalization and amortization of sales commissions. The effect of ASU No. 2014-09 on consolidated revenue for the three months ended March 31, 2018 was less than $0.1 million.

(ii)
the combination on September 29, 2017 of the businesses comprising the Company's former HomeAdvisor segment and Angie's List, Inc. ("Angie's List") under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"), which comprises the Company's ANGI Homeservices segment. The Company expects the remaining aggregate amount of transaction-related expenses, including a deferred revenue write-off, during 2018 to be approximately $5 million. Stock-based compensation expense arising from the Combination is expected to be approximately $50 million for the remainder of 2018, and approximately $40 million in 2019 and $25 million in 2020.

(iii)	the sale of The Princeton Review on March 31, 2017 (reflected in the Other segment)

(iv)	acquisitions in 2017:

•	a controlling interest in HomeStars Inc. ("HomeStars") on February 8, 2017 (reflected in the ANGI Homeservices segment as part of the North America business);

•	a controlling interest in MyBuilder Limited ("MyBuilder") on March 24, 2017 (reflected in the ANGI Homeservices segment as part of the Europe business); and

•	Livestream on October 18, 2017 (reflected in the Video segment as part of Vimeo).

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017
Revenue

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Match Group	$407,367	$108,603	36%	$298,764
ANGI Homeservices	255,311	104,566	69%	150,745
Video	66,162	15,585	31%	50,577
Applications	131,987	(26,910)	(17)%	158,897
Publishing	134,322	56,242	72%	78,080
Other *	—	(23,980)	NM	23,980
Inter-segment eliminations	(74)	136	65%	(210)
Total	$995,075	$234,242	31%	$760,833
________________________
NM = Not meaningful.
* The Other segment consists of the results of The Princeton Review prior its sale, which occurred on March 31, 2017.
MTCH revenue increased 36% driven by International Direct Revenue growth of $69.0 million, or 61%, and North America Direct Revenue growth of $36.0 million, or 21%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 37% and 17%, respectively, due primarily to continued growth in Subscribers at Tinder. Total ARPU increased 8%. International ARPU benefited from the weakening of the U.S. dollar relative to international foreign currencies.
ANGI revenue increased 69% driven by a full quarter contribution of $57.9 million from Angie's List, growth of $36.0 million, or 28%, at Marketplace and growth of $6.6 million, or 52% at the European businesses. Marketplace Revenue growth was driven by a 38% increase in Marketplace Service Requests to 5.0 million and a 24% increase in Marketplace Paying SPs to 194,000. Revenue from Angie's List reflects a write-off of deferred revenue due to the Combination of $2.8 million. Revenue growth at the European businesses was driven by the acquisition of a controlling interest in MyBuilder, as well as by organic growth across other regions.
Video revenue increased 31% driven by the strong growth from Vimeo, which had ending subscribers of 901,000, an increase of 13% year-over-year, and the contribution from Lady Bird at IAC Films, which was released in the fourth quarter of 2017, partially offset by a decline at Electus. Revenue in 2018 at Vimeo also includes the contribution from Livestream.
Applications revenue decreased 17% due to decreases of $20.3 million, or 16%, in Consumer and $6.7 million, or 23%, in Partnerships. The Consumer revenue decline was due primarily to decreases of 14% at SlimWare, due primarily to lower subscription revenue, and 13% at Apalon, as the business transitions more of its products to subscription-based, as well as lower revenue per query at the Consumer desktop applications business. The effect of the adoption of ASU No. 2014-09 resulted in an increase in revenue of $0.5 million at SlimWare. Partnerships revenue continued to decline as expected due primarily to the loss of certain partners.
Publishing revenue increased 72% due to $43.4 million, or 83%, higher Ask & Other revenue and $12.8 million, or 49%, higher Premium Brands revenue. Ask & Other revenue increased due to growth in paid traffic primarily in international markets. Premium Brands revenue increased due to growth of 79% at Dotdash due to an increase in organic traffic and advertising revenue, and 54% at Investopedia, as well as growth at The Daily Beast and Dictionary.

Cost of revenue

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$201,962	$56,004	38%	$145,958
As a percentage of revenue	20%			19%
Cost of revenue in 2018 increased from 2017 due to increases of $35.1 million from MTCH, $25.0 million from Publishing and $6.8 million from ANGI, partially offset by decreases of $8.9 million from Other and $2.9 million from Applications.

•	The MTCH increase was due primarily to an increase of $32.6 million in in-app purchase fees as revenues are increasingly sourced through mobile app stores.

•	The Publishing increase was due primarily to an increase of $25.6 million in traffic acquisition costs driven by higher revenue at Ask & Other.

•
The ANGI increase was due primarily to $3.8 million of expense from the inclusion of Angie's List (including $1.7 million in costs associated with publishing and distributing the Angie's List Magazine), higher traffic acquisition costs of $1.6 million, and increases of $0.7 million in credit card processing fees, due to higher revenue, and $0.3 million in hosting fees.

•	The Other decrease was due to the sale of The Princeton Review.

•	The Applications decrease was due primarily to a reduction of $4.0 million in traffic acquisition costs driven by a decline in revenue at Partnerships.
Selling and marketing expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$402,832	$52,421	15%	$350,411
As a percentage of revenue	40%			46%
Selling and marketing expense in 2018 increased from 2017 due to increases of $42.1 million from ANGI, $14.0 million from Publishing, $11.0 million from MTCH and $7.4 million from Video, partially offset by decreases of $14.8 million from Applications and $7.3 million from Other.

•
The ANGI increase was due primarily to higher marketing expense of $25.3 million and an increase of $11.8 million in compensation, both reflecting the impact from the inclusion of Angie's List. The increase in marketing expense is due primarily to increased investments in online marketing and television spend. Compensation increased due primarily to growth in the sales force. Compensation expense in 2018 also reflects a reduction in sales commissions expense of $6.1 million due to the adoption of ASU No. 2014-09. Selling and marketing expense was also impacted by $2.1 million of expense from the inclusion of MyBuilder.

•
The Publishing increase was due primarily to higher marketing expense of $12.0 million, principally related to higher Ask & Other revenue, and an increase of $1.8 million in compensation due, in part, to an increase in the sales force at Investopedia.

•
The MTCH increase was due primarily to higher marketing expense of $10.1 million. The increase in marketing expense is due primarily to an increase in investments in Tinder, OkCupid and Pairs, and increased marketing expense related to the launch of a new brand in Europe. As a percentage of revenue, selling and marketing expense decreased due primarily to the ongoing shift towards brands with lower marketing spend.

•
The Video increase was due primarily to increases in marketing expense at both IAC Films and Vimeo of $3.0 million and $2.8 million, respectively, higher compensation at Electus and Vimeo of $3.0 million and $0.8 million, respectively, and $2.3 million of expense from the inclusion of Livestream, partially offset by a decrease of $4.0 million in online marketing at Daily Burn.

•	The Applications decrease was due primarily to lower online marketing expense of $15.9 million at Consumer.

•	The Other decrease was due to the sale of The Princeton Review.
General and administrative expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$184,184	$40,589	28%	$143,595
As a percentage of revenue	19%			19%
General and administrative expense in 2018 increased from 2017 due to increases of $39.5 million from ANGI, $9.8 million from Corporate and $2.5 million from Video, partially offset by a decrease of $9.3 million from Other.

•
The ANGI increase was due primarily to higher compensation of $29.8 million. The increase in compensation was due principally to an increase of $18.1 million in stock-based compensation expense, an increase in headcount from business growth reflecting the impact of Angie's List and the inclusion of $1.9 million in severance and retention costs in 2018 related to the Combination. The increase in stock-based compensation expense arising from the Combination includes $12.6 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards, and $4.1 million in expense related to previously issued Angie's List equity awards, including the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination. General and administrative expense also includes increases of $3.3 million in bad debt expense due, in part, to higher Marketplace Revenue, $2.1 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List, $1.1 million in outsourced customer service expense and expense of $1.0 million from the inclusion of MyBuilder.

•	The Corporate increase was due primarily to higher compensation costs driven by an increase in stock-based compensation expense, which is primarily due to a mark-to-market adjustment.

•	The Video increase was due primarily to $1.9 million of expense from the inclusion of Livestream.

•	The Other decrease was due to the sale of The Princeton Review.
Product development expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$76,937	$22,177	40%	$54,760
As a percentage of revenue	8%			7%
Product development expense in 2018 increased from 2017 due to increases of $10.2 million from ANGI, $9.8 million from MTCH and $3.2 million from Video, partially offset by a decrease of $1.7 million from Other.

•
The ANGI increase was due primarily to increases of $7.5 million in compensation and $1.6 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List. The increase in compensation was due primarily to increased headcount as well as an increase of $2.2 million in stock-based compensation expense due principally to the modification and acceleration charges related to the Combination.

•
The MTCH increase was due primarily to an increase of $9.9 million in compensation, which includes $5.8 million related primarily to higher headcount at Tinder and the employer portion of payroll taxes paid upon the exercise of MTCH options and $4.0 million in stock-based compensation expense due primarily to the issuance of new equity awards since 2017.

•	The Video increase was due primarily to the inclusion of Livestream.

•	The Other decrease was due to the sale of The Princeton Review.
Depreciation

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$19,257	$(631)	(3)%	$19,888
As a percentage of revenue	2%			3%
Depreciation in 2018 decreased from 2017 due, in part, to the sale of The Princeton Review.
Operating income (loss)

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Match Group	$112,233	$53,362	91%	$58,871
ANGI Homeservices	(10,756)	(12,144)	NM	1,388
Video	(15,875)	(286)	(2)%	(15,589)
Applications	25,461	(7,307)	(22)%	32,768
Publishing	15,811	21,599	NM	(5,788)
Other	—	5,621	NM	(5,621)
Corporate	(36,924)	(7,955)	(27)%	(28,969)
Total	$89,950	$52,890	143%	$37,060

As a percentage of revenue	9%			5%
Operating income in 2018 increased from 2017 due primarily to an increase of $86.4 million in Adjusted EBITDA, described below, a change of $1.7 million in acquisition-related contingent consideration fair value adjustments and a decrease of $0.6 million in depreciation, partially offset by increases of $25.1 million in stock-based compensation expense and $10.8 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to an increase of $20.4 million at ANGI Homeservices due primarily to the modification and acceleration charges related to the Combination. The increase in amortization of intangibles was due primarily to expense in 2018 related to the Combination, partially offset by a Publishing trade name being fully amortized in 2017.
At March 31, 2018, there was $430.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Adjusted EBITDA

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Match Group	$137,741	$51,510	60%	$86,231
ANGI Homeservices	36,640	26,428	259%	10,212
Video	(12,940)	1,792	12%	(14,732)
Applications	26,752	(8,181)	(23)%	34,933
Publishing	17,213	16,034	1361%	1,179
Other	—	1,532	NM	(1,532)
Corporate	(17,008)	(2,693)	(19)%	(14,315)
Total	$188,398	$86,422	85%	$101,976

As a percentage of revenue	19%			13%
For a reconciliation of operating income (loss) for the Company's reportable segments and net earnings attributable to IAC's shareholders to Adjusted EBITDA, see "Note 10—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
MTCH Adjusted EBITDA increased 60% due primarily to an increase of $108.6 million in revenue due to growth at Tinder, and lower operating expenses as a percentage of revenue, partially offset by higher in-app purchase fees as revenues are increasingly sourced through mobile app stores.
ANGI Adjusted EBITDA increased $26.4 million due primarily to an increase of $104.6 million in revenue, which reflects the write-off of deferred revenue related to the Combination of $2.8 million, partially offset by an increase in marketing expense, higher compensation expense due, in part, to increased headcount, increases in software license and maintenance costs and bad debt expense due, in part, to higher Marketplace Revenue, costs of $2.5 million related to the Combination (including severance, retention and integration related costs) and an increase in outsourced customer service expense. Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $6.1 million due to the adoption of ASU No. 2014-09.
Video Adjusted EBITDA loss decreased 12% due to reduced losses at Daily Burn and profits from IAC Films, partially offset by higher losses from Electus and Vimeo. The increased Adjusted EBITDA loss at Vimeo, despite higher revenue, was driven by investment in product development and marketing expense to continue to grow the business as well as $1.5 million of a deferred revenue write-off related to acquisition of Livestream.
Applications Adjusted EBITDA decreased 23% due primarily to lower revenue, partially offset by lower online marketing spend.
Publishing Adjusted EBITDA increased $16.0 million, due primarily to higher revenue and lower operating expenses as a percentage of revenue.
Corporate Adjusted EBITDA loss increased 19% due primarily to higher compensation costs.
Interest expense

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$26,505	$1,713	7%	$24,792
Interest expense in 2018 increased from 2017 due primarily to the increase in the average outstanding long-term debt balance from the prior year and accretion on the Exchangeable Notes, which were issued in the fourth quarter of 2017, partially offset by lower interest rates in 2018.

Other expense, net

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other expense, net	$4,619	$(3,095)	(40)%	$7,714
Other expense, net in 2018 includes $7.9 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro, partially offset by interest income of $5.2 million.
Other expense, net in 2017 includes $3.4 million in impairment charges related to certain investments, a $2.7 million mark-to-market adjustment pertaining to a subsidiary denominated equity award and $2.6 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound, partially offset by interest income of $1.6 million.
Income tax benefit

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit	$29,013	$5,104	21%	$23,909
The 2018 and 2017 income tax benefits, despite pre-tax income, are due primarily to excess tax benefits generated by the settlement and exercise of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. The Company was also able to make a reasonable estimate of the impact of GILTI on the expected annual effective income tax rate and recorded a provisional tax expense in the first quarter of 2018. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which was issued and adopted by the Company in March 2018. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the three months ended March 31, 2018 to the Company’s provisional tax expense as a result of the issuance of Treasury Notices 2018-26 and 2018-28 as we continue to assess their impact, which we believe is immaterial.
For further details of income tax matters, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Net earnings attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated financial statements.

	Three Months Ended March 31,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$16,757	$14,503	NM	$2,254
Net earnings attributable to noncontrolling interests in 2018 primarily represents the publicly-held interest in MTCH's earnings, partially offset by the publicly-held interest in ANGI losses and net losses in certain subsidiaries within the Video segment.
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in MTCH's earnings, partially offset by net losses attributable to the noncontrolling interests in certain subsidiaries within the ANGI and Video segments.

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
Definition of Non-GAAP Measure
        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole and our individual business segments, and this measure is one of the primary metrics on which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to IAC shareholders to Adjusted EBITDA for the three months ended March 31, 2018 and 2017, see "Note 10—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
Non-Cash Expenses That Are Excluded From Non-GAAP Measure
        Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions (including the Combination), of stock options, restricted stock units ("RSUs"), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method; however, performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts from its current funds.
        Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
        Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions (including the Combination). At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as contractor and service professional relationships, technology, customer lists and user base, content, trade names and memberships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$1,475,365	$1,178,616
All other countries(a)	182,172	452,193
Total cash and cash equivalents	1,657,537	1,630,809
Marketable securities (United States)	5,630	4,995
Total cash and cash equivalents and marketable securities(b) (c)	$1,663,167	$1,635,804

MTCH Debt:
MTCH Term Loan	$425,000	$425,000
6.375% MTCH Senior Notes	400,000	400,000
5.00% MTCH Senior Notes	450,000	450,000
Total MTCH long-term debt	1,275,000	1,275,000
Less: unamortized original issue discount	8,339	8,668
Less: unamortized debt issuance costs	13,219	13,636
Total MTCH debt, net	1,253,442	1,252,696

ANGI Debt:
ANGI Term Loan	271,563	275,000
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,786	2,938
Total ANGI debt, net	255,027	258,312

IAC Debt:
Exchangeable Notes	517,500	517,500
4.75% Senior Notes	34,859	34,859
Total IAC long-term debt	552,359	552,359
Less: current portion of IAC long-term debt	370	—
Less: unamortized original issue discount	63,922	67,158
Less: unamortized debt issuance costs	15,957	16,740
Total IAC debt, net	472,110	468,461

Total long-term debt, net	$1,980,579	$1,979,469
_________________________________________________________________________

(a)
At March 31, 2018, all of the Company’s international cash can be repatriated without significant tax consequences as it has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act. During the three months ended March 31, 2018, foreign cash of $276 million was repatriated to the U.S.

(b)
Cash and cash equivalents at March 31, 2018 and December 31, 2017 includes MTCH's domestic and international cash and cash equivalents of $199.5 million and $88.0 million; and $203.5 million and $69.2 million, respectively. MTCH is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and its subsidiaries. MTCH generated $122.3 million and $90.0 million of operating cash flows for the three months ended March 31, 2018 and 2017, respectively. In addition, agreements governing MTCH’s indebtedness limit the payment of dividends or distributions, loans or advances to stockholders, including the Company, in the event a default has occurred or MTCH's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0.

(c)
Cash and cash equivalents at March 31, 2018 and December 31, 2017 includes ANGI's domestic and international cash and cash equivalents of $222.2 million and $6.6 million; and $214.8 million and $6.7 million, respectively. ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of ANGI and its subsidiaries. ANGI generated $11.1 million and $8.1 million of operating cash flows for the three months ended March 31, 2018 and 2017, respectively. In addition, the agreement governing ANGI's Term Loan limits the payment of dividends or distributions in the event a default has occurred or ANGI's leverage ratio (as defined in the indentures) exceeds 4.0 to 1.0.

IAC, MTCH and ANGI Long-term Debt
For a detailed description of IAC, MTCH and ANGI long-term debt, see "Note 7—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used in)
Operating activities	$152,008	$67,863
Investing activities	(44,889)	89,582
Financing activities	(83,150)	(119,180)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include stock-based compensation expense, depreciation, amortization of intangibles, deferred income taxes, acquisition-related contingent consideration fair value adjustments, gains from the sale of businesses and investments, impairments of long-term investments and bad debt expense.
2018
Adjustments to earnings primarily consist of $59.1 million of stock-based compensation expense, $20.0 million of amortization of intangibles, $19.3 million of depreciation, $13.7 million of other adjustments, which primarily consist of net foreign currency exchange losses, and $9.5 million of bad debt expense, partially offset by $31.9 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the settlement and exercise of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $29.9 million, an increase in other assets of $22.7 million, a decrease in accounts payable and other liabilities of $7.6 million and a decrease in income taxes payable and receivable of $7.0 million, partially offset by an increase in deferred revenue of $41.7 million. The increase in accounts receivable is primarily due to revenue growth at ANGI, MTCH and Publishing. The increase in other assets is primarily related to an increase in capitalized sales commissions and prepaid marketing at ANGI and an increase in prepaid hosting service contracts at MTCH. The decrease in accounts payable and other liabilities is primarily due to a decrease in accrued employee compensation and benefits mainly related to the payment of certain 2017 cash bonuses in 2018, partially offset by (i) an increase in accrued interest primarily related to the MTCH Senior Notes due to the timing of interest payments, and (ii) an increase in accrued advertising at Video and ANGI, partially offset by a decrease in accrued advertising at Applications. The decrease in income taxes payable and receivable is primarily due to income tax payments in excess of current income tax accruals. The increase in deferred revenue is due mainly to growth in subscription sales at MTCH and Vimeo and an increase at Electus mainly due to the timing of cash received related to various production deals.
Net cash used in investing activities includes $39.5 million of cash used for acquisitions and investments, and capital expenditures of $14.8 million, primarily related to investments in internal development of software at ANGI and MTCH to support their products and services and computer hardware, partially offset by $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis.
Net cash used in financing activities includes $72.1 million and $2.9 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled and $32.5 million for the repurchase of 0.7 million shares, on a settlement date basis, of MTCH common stock at an average price of $44.89 per share, partially offset by $24.3 million in proceeds from the exercise of IAC stock options.

2017
Adjustments to earnings primarily consist of $34.0 million of stock-based compensation expense, $19.9 million of depreciation, $9.2 million of amortization of intangibles, $6.2 million of bad debt expense, $3.7 million of deferred income taxes, and $10.0 million of other adjustments, which primarily consist of impairment of long-term investments and net foreign currency exchange losses. The deferred income taxes primarily relate to the settlement and exercise of stock-based awards. The decrease from changes in working capital primarily consists of a decrease in income taxes payable and receivable of $38.6 million, an increase in other assets of $15.9 million, an increase in accounts receivable of $13.9 million, partially offset by an increase in accounts payable and other liabilities of $14.9 million. The decrease in income taxes payable and receivable primarily relates to the settlement and exercise of stock-based awards. The increase in other assets is primarily related to an increase in prepaid marketing at ANGI and an increase in prepaid hosting service contracts at MTCH. The increase in accounts receivable is primarily due to revenue growth at ANGI and revenue increasingly sourced through mobile app stores at MTCH, which are settled more slowly than traditional credit cards. The increase in accounts payable and other liabilities is due to an increase in accrued advertising at MTCH, Publishing and ANGI mainly due to increased expenses, an increase in payables at MTCH due to timing of payments and an increase in accrued interest relating to the Company's Senior Notes and MTCH Senior Notes due to timing of interest payments, partially offset by a decrease in accrued employee compensation and benefits mainly related to the payment of 2016 cash bonuses in 2017 and an $11.1 million acquisition-related contingent consideration payment.
Net cash provided by investing activities includes net proceeds from sale of businesses and investments of $97.5 million, which is primarily related to the proceeds from the sale of The Princeton Review, and proceeds from maturities and sales (net of purchases) of marketable debt securities of $55.4 million, partially offset by $52.4 million of cash used for the HomeStars and MyBuilder acquisitions, and capital expenditures of $11.2 million, primarily related to investments in internal development of software at MTCH and ANGI to support their products and services, as well as computer hardware.
Net cash used in financing activities includes $56.4 million for the repurchase of 0.8 million shares of IAC common stock at an average price of $69.24 per share, $38.6 million for withholding taxes paid on behalf of IAC employees on net settled stock-based awards, $26.6 million in principal payments on IAC debt, and $12.3 million for the purchase of noncontrolling interests, partially offset by $13.3 million and $7.1 million in proceeds from the exercise of IAC and MTCH stock options, respectively.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and cash flows generated from operations. IAC's consolidated cash and cash equivalents at March 31, 2018 were $1.7 billion, of which $287.5 million was held by MTCH and $228.7 million was held by ANGI. The Company generated $152.0 million of operating cash flows for the three months ended March 31, 2018, of which $122.3 million was generated by MTCH and $11.1 million was generated by ANGI. Each of MTCH and ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and ANGI and their respective subsidiaries. In addition, agreements governing MTCH or ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of MTCH, its leverage ratio (as defined in the MTCH Indentures) exceeds 5.0 to 1.0, and in the case of ANGI, its leverage ratio (as defined in the ANGI Term Loan) exceeds 4.0 to 1.0.
IAC has a $300 million revolving credit facility that expires on October 7, 2020. MTCH has a $500 million revolving credit facility that expires on October 7, 2020. At March 31, 2018, there were no outstanding borrowings under the IAC Credit Facility or the MTCH Credit Facility.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2018 capital expenditures are expected to be higher than 2017 by approximately 15% to 25%, driven, in part, by higher capital expenditures for ANGI and MTCH related to the development of capitalized software to support our products and services and for ANGI's new corporate headquarters in Denver and expansion of office space in Indianapolis, partially offset by lower capital expenditures at Corporate.
At March 31, 2018, IAC had 8.6 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

During the three months ended March 31, 2018, MTCH repurchased 0.8 million shares, on a trade date basis, of its common stock at an average price of $44.72 per share, or $37.9 million in aggregate. During April 2018, MTCH repurchased an additional 0.2 million shares at an average price of $42.80 per share, or $6.5 million in aggregate. MTCH has 5 million shares remaining in its share repurchase authorization.
The Company has granted stock options and stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of these stock options and stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The interests are ultimately settled in IAC common stock with fair market value generally determined by IAC in its discretion or in certain cases by negotiation or arbitration. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of shares ultimately needed to settle these awards may vary significantly as a result of both movements in the Company's stock price and a determination of fair value of the relevant subsidiary that is different than the Company's estimate. The number of IAC common shares that would be required to settle these vested and unvested interests, other than for MTCH, ANGI and their subsidiaries, at current estimated fair values, at March 31, 2018, is 0.1 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $16.7 million at March 31, 2018, assuming a 50% withholding rate.
The Company's RSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis. The number of IAC common shares that would be required to settle these awards at March 31, 2018, is 0.3 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $34.0 million at March 31, 2018, assuming a 50% withholding rate.

Certain MTCH awards ("Tandem Awards") can be settled in MTCH or IAC common stock at the Company's election. Assuming all vested and unvested Tandem Awards outstanding on March 31, 2018 were exercised on a net basis on that date and settled using IAC stock, 0.8 million IAC common shares would have been issued in settlement. In addition, MTCH would have remitted $122.4 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of employees and issued 2.8 million of its common shares to IAC as reimbursement.
In connection with the Combination, previously issued stock appreciation rights related to common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable in Class A shares of ANGI or shares of IAC common stock at the election of the Company. Assuming all vested and unvested converted stock appreciation rights outstanding on March 31, 2018 were exercised on a net basis on that date and settled using IAC stock, 1.5 million IAC common shares would have been issued in settlement. In addition, ANGI would have remitted $236.1 million in cash in withholding taxes (assuming a 50% withholding rate) on behalf of employees and issued 17.4 million of its Class A common shares to IAC as reimbursement.
As of March 31, 2018, IAC's economic and voting interest in MTCH is 80.9% and 97.6%, respectively, and in ANGI is 86.8% and 98.5%, respectively. As described above, certain MTCH and ANGI equity awards can be settled either in IAC common shares or the common shares of these subsidiaries at IAC's election. The Company currently expects to settle a sufficient number of awards in IAC shares to maintain an economic interest in both MTCH and ANGI of at least 80% and in the case of MTCH, take other steps as necessary to maintain an economic interest in MTCH of at least 80%.
The Company is not required to pay the one-time Transition Tax because of its net operating loss position. The Company does not expect to be a full U.S. federal cash income tax payer until 2021, which is in line with previous estimates. The Company expects the Tax Act to favorably impact its future liquidity, primarily as a result of a reduction in the U.S. corporate income tax rate from 35% to 21%, which will lower its effective tax rate and annual tax liability.
All of the Company’s international cash can be repatriated without significant tax consequences as it has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act.  During the three months ended March 31, 2018, foreign cash of $276 million was repatriated to the U.S.

The Company believes its existing cash, cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for its products and services. The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditure or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing business opportunities. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At March 31, 2018, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2018, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.    Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
In the ordinary course of business, the Company and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither the Company nor any of its subsidiaries is currently a party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
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
Securities Class Action Litigation against Match Group

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on February 26, 2016, a putative nationwide class action was filed in federal court in Texas against Match Group, five of its officers and directors, and twelve underwriters of Match Group's initial public offering in November 2015.  See David M. Stein v. Match Group, Inc. et al., No. 3:16-cv-549 (U.S. District Court, Northern District of Texas). The complaint alleged that Match Group's registration statement and prospectus issued in connection with its initial public offering were materially false and misleading given their failure to state that: (i) Match Group's Non-dating business would miss its revenue projection for the quarter ended December 31, 2015, and (ii) ARPU (as defined in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-General-Key Terms" and which was referred to as ARPPU at the time the class action was filed) would decline substantially in the quarter ended December 31, 2015. The complaint asserted that these alleged failures to timely disclose material information caused Match Group's stock price to drop after the announcement of its earnings for the quarter ended December 31, 2015. The complaint pleaded claims under the Securities Act of 1933 for untrue statements of material fact in, or omissions of material facts from, the registration statement, the prospectus, and related communications in violation of Sections 11 and 12 and, as to the officer/director defendants only, control-person liability under Section 15 for Match Group’s alleged violations. The complaint sought among other relief class certification and damages in an unspecified amount.

On March 9, 2016, a virtually identical class action complaint was filed in the same court against the same defendants by a different named plaintiff. See Stephany Kam-Wan Chan v. Match Group, Inc. et al., No. 3:16-cv-668 (U.S. District Court, Northern District of Texas). On April 25, 2016, Judge Boyle in the Chan case issued an order granting the parties’ joint motion to transfer that case to Judge Lindsay, who was presiding over the earlier-filed Stein case. On April 27, 2016, various current or former Match Group shareholders and their respective law firms filed motions seeking appointment as lead plaintiff(s) and lead or liaison counsel for the putative class. On April 28, 2016, the Court issued orders: (i) consolidating the Chan case into the Stein case, (ii) approving the parties’ stipulation to extend the defendants’ time to respond to the complaint until after the Court has appointed a lead plaintiff and lead counsel for the putative class and has set a schedule for the plaintiff’s filing of a consolidated complaint and the defendants’ response to that pleading, and (iii) referring the various motions for appointment of lead plaintiff(s) and lead or liaison counsel for the putative class to a United States Magistrate Judge for determination. On June 9, 2016, the Magistrate Judge issued an order appointing two lead plaintiffs, two law firms as co-lead plaintiffs’ counsel, and a third law firm as plaintiffs’ liaison counsel. In accordance with this order, the consolidated case is now captioned Mary McCloskey et ano. v. Match Group, Inc. et al., No. 3:16-CV-549-L.

On July 27, 2016, the parties submitted to the Court a joint status report proposing a schedule for the plaintiffs’ filing of a consolidated amended complaint and the parties’ briefing of the defendants’ contemplated motion to dismiss the consolidated complaint. On August 17, 2016, the Court issued an order approving the parties’ proposed schedule. On September 9, 2016, in accordance with the schedule, the plaintiffs filed an amended consolidated complaint. The amended pleading focused solely on allegedly misleading statements or omissions concerning the Match Group’s Non-dating business. The defendants filed motions to dismiss the amended consolidated complaint on November 8, 2016. The plaintiffs filed oppositions to the motions on December 23, 2016, and the defendants filed replies to the oppositions on February 6, 2017. On September 27, 2017, the court issued an opinion and order: (i) denying, without prejudice to renewal, the defendants’ motions and (ii) directing the plaintiffs to file a further amended pleading addressing the deficiencies in the amended consolidated complaint that were identified in the defendants’ motions. On October 30, 2017, the plaintiffs filed a second amended consolidated complaint, which among other things, dropped their claim under Section 12 of the Securities Act of 1933. Pursuant to an agreed-upon briefing schedule approved by the court, the defendants filed motions to dismiss the second amended consolidated complaint on December 15, 2017, the plaintiffs filed an opposition to the motions on January 29, 2018, and the defendants filed replies to the opposition on February 20, 2018. On March 8, 2018, the court issued an order transferring the case from Judge Lindsay to newly appointed Judge Scholer. Oral argument on the defendants’ motion to dismiss is scheduled for June 19, 2018. We and Match Group believe that the material allegations and claims in this lawsuit are without merit and intend to continue to defend vigorously against it.
Consumer Class Action Challenging Tinder’s Age-Tiered Pricing

On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount. On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint. On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means. On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action. On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal. On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act. Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision.  On May 9, 2018, the California Supreme Court denied the petition. The case will now be returned to the trial court for further proceedings. We and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
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

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our continued ability to market, distribute and monetize our products and services through search engines, social media platforms and digital app stores, (ii) the failure or delay of the markets and industries in which our businesses operate to migrate online, (iii) our continued ability to introduce new and enhanced products and services that resonate with consumers, (iv) our ability to market our various products and services in a successful and cost-effective manner, (v) our ability to compete effectively against current and future competitors, (vi) our ability to build, maintain and/or enhance our various brands, (vii) our ability to develop and monetize versions of our products and services for mobile and other digital devices, (viii) our continued ability to rely on third parties in connection with the distribution and use of our products and services, (vix) adverse economic events or trends, either generally and/or in any of the markets in which our businesses operate, (x) our continued ability to communicate with users and consumers via e-mail or an effective alternative means of communication, (xi) the migration of users from our higher monetizing dating products to our lower monetizing dating products, (xii) our ability to successfully offset increasing digital app store fees, (xiii) our ability to establish and maintain relationships with quality service professionals, (xiv) changes in our relationship with, or policies implemented by, Google, (xv) foreign exchange currency rate fluctuations, (xvi) our ability to protect our systems from cyberattacks and to protect personal and confidential user information, (xvii) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xviii) the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties), (xix) changes in key personnel, (xx) our ability to service our outstanding indebtedness, (xxi) dilution with respect to our investments in Match Group and ANGI Homeservices, (xxii) operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, (xxiii) our ability to successfully integrate Angie's List, (xxiv) our ability to expand successfully into international markets, (xxv) regulatory changes and (xxvi) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2018.

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2018. As of that date, 8,580,742 shares of common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

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

Dated:	May 10, 2018
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	May 10, 2018
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