Form 10-Q
period 2018-06-30
IAC/INTERACTIVECORP
filed 2018-08-09
CIK 891103

As filed with the Securities and Exchange Commission on August 9, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 6, 2018, the following shares of the registrant's common stock were outstanding:

Common Stock	77,427,724
Class B Common Stock	5,789,499
Total outstanding Common Stock	83,217,223

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 6, 2018 was $11,875,761,831. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,644,829	$1,630,809
Marketable securities	120,410	4,995
Accounts receivable, net of allowance of $17,960 and $11,489, respectively	343,576	304,027
Other current assets	237,957	185,374
Total current assets	2,346,772	2,125,205

Property and equipment, net of accumulated depreciation and amortization of $285,482 and $271,811, respectively	306,602	315,170
Goodwill	2,578,296	2,559,066
Intangible assets, net of accumulated amortization of $113,117 and $74,957, respectively	636,351	663,737
Long-term investments	217,357	64,977
Deferred income taxes	62,245	66,321
Other non-current assets	87,661	73,334
TOTAL ASSETS	$6,235,284	$5,867,810

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	79,107	76,571
Deferred revenue	375,138	342,483
Accrued expenses and other current liabilities	377,685	366,924
Total current liabilities	845,680	799,728

Long-term debt, net	1,982,271	1,979,469
Income taxes payable	23,942	25,624
Deferred income taxes	35,550	35,070
Other long-term liabilities	35,174	38,229

Redeemable noncontrolling interests	75,719	42,867

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 261,757 and 260,624 shares, respectively, and outstanding 77,865 and 76,829 shares, respectively	262	261
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	12,008,684	12,165,002
Retained earnings	921,268	595,038
Accumulated other comprehensive loss	(112,717)	(103,568)
Treasury stock 194,261 and 194,163 shares, respectively	(10,241,434)	(10,226,721)
Total IAC shareholders' equity	2,576,079	2,430,028
Noncontrolling interests	660,869	516,795
Total shareholders' equity	3,236,948	2,946,823
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,235,284	$5,867,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue	$1,059,122	$767,387	$2,054,197	$1,528,220
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	218,224	139,033	420,186	284,991
Selling and marketing expense	369,660	320,104	772,492	670,515
General and administrative expense	188,363	150,222	372,547	293,817
Product development expense	75,445	55,430	152,382	110,190
Depreciation	18,805	18,339	38,062	38,227
Amortization of intangibles	20,188	8,624	40,141	17,785
Total operating costs and expenses	890,685	691,752	1,795,810	1,415,525
Operating income	168,437	75,635	258,387	112,695
Interest expense	(27,356)	(24,728)	(53,861)	(49,520)
Other income, net	171,141	10,230	166,522	2,516
Earnings before income taxes	312,222	61,137	371,048	65,691
Income tax (provision) benefit	(31,368)	19,420	(2,355)	43,329
Net earnings	280,854	80,557	368,693	109,020
Net earnings attributable to noncontrolling interests	(62,501)	(14,289)	(79,258)	(16,543)
Net earnings attributable to IAC shareholders	$218,353	$66,268	$289,435	$92,477

Per share information attributable to IAC shareholders:
Basic earnings per share	$2.61	$0.84	$3.47	$1.18
Diluted earnings per share	$2.32	$0.70	$3.05	$0.99

Stock-based compensation expense by function:
Cost of revenue	$715	$473	$1,425	$975
Selling and marketing expense	2,077	1,643	3,842	3,450
General and administrative expense	44,875	31,751	90,501	58,691
Product development expense	9,894	5,048	20,875	9,774
Total stock-based compensation expense	$57,561	$38,915	$116,643	$72,890
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net earnings	$280,854	$80,557	$368,693	$109,020
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	(46,576)	18,788	(11,183)	40,698
Change in unrealized gains and losses of available-for-sale securities (net of tax provision of $4 for both the three and six months ended June 30, 2018, and net of tax benefit of $3,846 for both the three and six months ended June 30, 2017)	13	(4,028)	13	(4,026)
Total other comprehensive (loss) income	(46,563)	14,760	(11,170)	36,672
Comprehensive income, net of tax	234,291	95,317	357,523	145,692
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(62,501)	(14,289)	(79,258)	(16,543)
Change in foreign currency translation adjustment attributable to noncontrolling interests	9,119	(4,153)	2,083	(7,287)
Comprehensive income attributable to noncontrolling interests	(53,382)	(18,442)	(77,175)	(23,830)
Comprehensive income attributable to IAC shareholders	$180,909	$76,875	$280,348	$121,862

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2018
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2017	$42,867	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	$(10,226,721)	$2,430,028	$516,795	$2,946,823
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	36,795	—	—	36,795	3,410	40,205
Net earnings	34,756	—	—	—	—	—	289,435	—	—	289,435	44,502	333,937
Other comprehensive loss, net of tax	(286)	—	—	—	—	—	—	(9,087)	—	(9,087)	(1,797)	(10,884)
Stock-based compensation expense	800	—	—	—	—	36,015	—	—	—	36,015	79,828	115,843
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,133	—	—	25,890	—	—	—	25,891	—	25,891
Purchase of treasury stock	—	—	—	—	—	—	—	—	(14,713)	(14,713)	—	(14,713)
Purchase of redeemable noncontrolling interests	(59)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(818)	(818)
Adjustment of redeemable noncontrolling interests to fair value	1,849	—	—	—	—	(1,849)	—	—	—	(1,849)	—	(1,849)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in Match Group	—	—	—	—	—	(194,764)	—	(45)	—	(194,809)	(285)	(195,094)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in ANGI Homeservices	—	—	—	—	—	(24,002)	—	(17)	—	(24,019)	4,729	(19,290)
Noncontrolling interests created in acquisitions	2,261	—	—	—	—	—	—	—	—	—	14,246	14,246
Other	(6,469)	—	—	—	—	2,392	—	—	—	2,392	259	2,651
Balance at June 30, 2018	$75,719	$262	261,757	$16	16,157	$12,008,684	$921,268	$(112,717)	$(10,241,434)	$2,576,079	$660,869	$3,236,948
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$368,693	$109,020
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	116,643	72,890
Depreciation	38,062	38,227
Amortization of intangibles	40,141	17,785
Bad debt expense	20,865	14,024
Deferred income taxes	(11,258)	6,580
Unrealized gains on equity securities, net	(126,559)	—
Gains from the sale of investments and businesses, net	(27,172)	(19,663)
Other adjustments, net	8,591	18,283
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(60,185)	(22,799)
Other assets	(38,195)	(18,482)
Accounts payable and other liabilities	1,063	(13,650)
Income taxes payable and receivable	3,467	(59,735)
Deferred revenue	45,646	15,234
Net cash provided by operating activities	379,802	157,714
Cash flows from investing activities:
Acquisitions, net of cash acquired	(17,513)	(49,164)
Capital expenditures	(39,696)	(41,821)
Proceeds from maturities and sales of marketable debt securities	10,000	99,350
Purchases of marketable debt securities	(124,397)	(24,909)
Purchases of investments	(31,180)	(5,105)
Net proceeds from the sale of investments and businesses	27,540	119,697
Other, net	9,599	1,076
Net cash (used in) provided by investing activities	(165,647)	99,124
Cash flows from financing activities:
Repurchases of IAC debt	(363)	(31,590)
Principal payments on ANGI Homeservices debt	(6,875)	—
Purchase of IAC treasury stock	(7,869)	(56,424)
Purchase of Match Group treasury stock	(73,943)	—
Proceeds from the exercise of IAC stock options	27,317	48,146
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	2,125	39,403
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(495)	(49,900)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	(136,727)	(28,421)
Purchase of noncontrolling interests	(877)	(12,361)
Acquisition-related contingent consideration payments	(185)	(3,860)
Other, net	(4,813)	(4,873)
Net cash used in financing activities	(202,705)	(99,880)
Total cash provided	11,450	156,958
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	44	5,474
Net increase in cash, cash equivalents, and restricted cash	11,494	162,432
Cash, cash equivalents, and restricted cash at beginning of period	1,633,682	1,360,199
Cash, cash equivalents, and restricted cash at end of period	$1,645,176	$1,522,631

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC is a leading media and Internet company composed of widely known consumer brands, such as Tinder, Match, PlentyOfFish and OkCupid, which are part of Match Group's online dating portfolio, and HomeAdvisor and Angie's List, which are operated by ANGI Homeservices, as well as Vimeo, Dotdash, Dictionary.com, The Daily Beast and Investopedia.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
As of June 30, 2018, IAC’s economic and voting interest in Match Group were 81.2%, and 97.6%, respectively. All references to "Match Group" or "MTCH" in this report are to Match Group, Inc.
As of June 30, 2018, IAC’s economic and voting interest in ANGI Homeservices were 86.4%, and 98.5%, respectively. All reference to "ANGI Homeservices" or "ANGI" in this report are to ANGI Homeservices Inc.
Basis of Consolidation and Accounting for Investments
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
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
Investments in equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative upon the adoption of Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018, with changes recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Under the measurement alternative, the value of our equity securities without determinable fair values is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. The Company reviews impairment of our equity securities each reporting period when there are qualitative indicators that may indicate impairment. Once the qualitative indicators are identified and the fair value of the security is less than its carrying value, the Company will write down the security to its fair value and record the corresponding charge within other income (expense), net. See "Accounting Pronouncements adopted by the Company" below for further information.

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
On an ongoing basis, the Company evaluates its estimates and judgments including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair values of marketable debt securities and equity securities without readily determinable fair values; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Google recently announced policy changes related to its Chrome browser, effective in September 2018, which could hurt the distribution of our desktop products through the Chrome Web Store and could impact revenue and profits of some of the businesses within our Applications segment.
For the three and six months ended June 30, 2018, revenue earned from Google was $204.9 million and $416.2 million, representing 19% and 20%, respectively, of the Company's consolidated revenue. For the three and six months ended June 30, 2017, revenue earned from Google was $174.6 million and $362.4 million, representing 23% and 24%, respectively, of the Company's consolidated revenue. This revenue is earned principally by the businesses comprising the Applications and Publishing segments. For the three and six months ended June 30, 2018, revenue earned from Google represents 75% and 79%, respectively, of Applications revenue and 71% and 73%, respectively, of Publishing revenue. For both the three and six months ended June 30, 2017, revenue earned from Google represented 83% of Applications revenue and 70% of Publishing revenue. Accounts receivable related to revenue earned from Google totaled $73.4 million and $72.4 million at June 30, 2018 and December 31, 2017, respectively.
Recent Accounting Pronouncements
Accounting Pronouncements adopted by the Company
In May 2014, the FASB ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The Company adopted ASU No. 2014-09 effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The cumulative impact to the Company's retained earnings at January 1, 2018 was $40.2 million, of which $3.4 million was related to the Company's noncontrolling interest in ANGI; the adjustment to retained earnings was principally related to the Company’s ANGI Homeservices and Applications segments.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following tables present the impact of the adoption of ASU No. 2014-09 by segment under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as reported, and ASC 605, Revenue Recognition, for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Revenue by segment:
Match Group	$421,196	$421,196	$—	$828,563	$828,563	$—
ANGI Homeservices	294,822	294,822	—	550,133	550,133	—
Video	62,757	63,018	(261)	128,919	129,609	(690)
Applications	143,074	144,842	(1,768)	275,061	276,359	(1,298)
Publishing	137,355	137,355	—	271,677	271,677	—
Inter-segment eliminations	(82)	(82)	—	(156)	(156)	—
Total	$1,059,122	$1,061,151	$(2,029)	$2,054,197	$2,056,185	$(1,988)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating costs and expenses by segment:
Match Group	$271,031	$271,031	$—	$566,165	$566,165	$—
ANGI Homeservices	271,560	273,678	(2,118)	537,627	545,838	(8,211)
Video	77,739	77,739	—	159,776	160,003	(227)
Applications	109,997	109,291	706	216,523	215,298	1,225
Publishing	124,548	124,548	—	243,059	243,059	—
Corporate	35,810	35,810	—	72,660	72,660	—
Total	$890,685	$892,097	$(1,412)	$1,795,810	$1,803,023	$(7,213)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating income (loss) by segment:
Match Group	$150,165	$150,165	$—	$262,398	$262,398	$—
ANGI Homeservices	23,262	21,144	2,118	12,506	4,295	8,211
Video	(14,982)	(14,721)	(261)	(30,857)	(30,394)	(463)
Applications	33,077	35,551	(2,474)	58,538	61,061	(2,523)
Publishing	12,807	12,807	—	28,618	28,618	—
Corporate	(35,892)	(35,892)	—	(72,816)	(72,816)	—
Total	$168,437	$169,054	$(617)	$258,387	$253,162	$5,225

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Net earnings	$280,854	$281,269	$(415)	$368,693	$364,786	$3,907
In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under ASU No. 2016-01, equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, will be measured at fair value with changes in fair value recognized in the statement of operations each reporting period. ASU No. 2016-01 is effective for reporting periods beginning after December 15, 2017. There was no cumulative impact to the Company's consolidated financial statements upon adoption of ASU No. 2016-01 on January 1, 2018. The adoption of ASU No. 2016-01 increases the volatility of the Company's other income (expense), net as a result of the remeasurement of these instruments. For the three and six months ended June 30, 2018, other income, net includes net unrealized gains related to certain equity securities that were adjusted to fair value in accordance with ASU No. 2016-01 of $126.4 million and $126.6 million, respectively. See "Note 6—Fair Value Measurements and Financial Instruments" for additional information.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$1,644,829	$1,630,809	$1,522,300	$1,329,187
Restricted cash included in other current assets	347	2,873	331	20,464
Restricted cash included in other assets	—	—	—	10,548
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$1,645,176	$1,633,682	$1,522,631	$1,360,199
Restricted cash at December 31, 2017 primarily supports a letter of credit to a supplier, which was released to the Company in the second quarter of 2018.
Restricted cash at December 31, 2016 primarily included funds held in escrow for the redemption and repurchase of IAC Senior Notes and the MyHammer tender offer. In the first quarter of 2017, the Senior Notes were redeemed and repurchased and the funds held in escrow for the MyHammer tender offer were returned to the Company.
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments granted to non-employees with the guidance for share-based payments granted to employees. The new guidance supersedes Subtopic 505-50, Equity - Equity-Based payments to Nonemployees. ASU No. 2018-07 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU No. 2018-07 effective April 1, 2018 and its adoption did not have a material effect on its consolidated financial statements. The effect of the adoption of ASU No. 2018-07 will be to minimize the volatility of expense related to stock-based awards to non-employees in the future.
Accounting Pronouncement not yet adopted by the Company
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to implement the transition method option provided by ASU No. 2018-11. The Company will adopt the new lease guidance effective January 1, 2019.
The Company is not a lessor, has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by the adoption of ASU No. 2016-02. The primary effect of the adoption of ASU No.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company does not expect to have a preliminary estimate of the right of use asset and related liability as of the adoption date until the fourth quarter of 2018.
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
ANGI Homeservices
ANGI revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), and (ii) membership subscription fees paid by service professionals. Consumer connection revenue varies based upon several factors, including the service requested, type of match and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match. Membership subscription revenue from service professionals is initially deferred and is recognized using the straight-line method over the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

applicable subscription period, which is typically one year. Consumer connection revenue is generally billed one week following a consumer match; with payment due upon receipt of invoice.
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
Applications
Applications' revenue largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. The substantial majority of the paid listings displayed by our Applications businesses are supplied to us by Google pursuant to our services agreement with Google.
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
Publishing
Publishing's revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries and display advertisements (sold directly and through programmatic ad sales). The majority of the paid listings that our Publishing businesses display are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above under "Applications."
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
Accounts Receivables, net of allowance for doubtful accounts and revenue reserves
Accounts receivable include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivables that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation. The time between the Company issuance of an invoice and payments due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Deferred Revenue
Deferred revenue consists of advance payments that are received or due in advance of the Company's performance. The Company’s liabilities are reported on a contract by contract basis at the end of each reporting period. The Company generally classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance as of January 1, 2018 is $332.2 million. During the three months ended June 30, 2018, the Company recognized $224.0 million of revenue that was included in the deferred revenue balance as of April 1, 2018. During the six months ended June 30, 2018, the Company recognized $278.8 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The current and non-current deferred revenue balances at June 30, 2018 are $375.1 million and $2.0 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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
During the three and six months ended June 30, 2018, the Company recognized expense of $84.7 million and $159.8 million, respectively, related to the amortization of these costs. The contract asset balance at June 30, 2018 is $72.8 million.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Performance Obligations
As permitted under the practical expedient available under ASU No. 2014-09, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.
NOTE 3—INCOME TAXES
At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
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
For the three months ended June 30, 2018, the Company recorded an income tax provision of $31.4 million, which represents an effective income tax rate of 10%. The effective tax rate is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the six months ended June 30, 2018, the Company recorded an income tax provision of $2.4 million, which represents an effective income tax rate of 1%. The effective tax rate is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the three and six months ended June 30, 2017, the Company recorded an income tax benefit, despite pre-tax income, of $19.4 million and $43.3 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. The Company was also able to make a reasonable estimate of the impact of GILTI on the expected annual effective income tax rate and recorded a tax expense for the three and six months ended June 30, 2018. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued and adopted by the Company in March 2018. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the three and six months ended June 30, 2018 to the Company’s previously recorded provisional tax expense, including for the impact of the issuance of Treasury Notices 2018-26 and 2018-28 as we continue to assess their impact, which we believe is immaterial.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2016. The statute of limitations for the years 2010 through 2012 has been extended to June 30, 2019, and the statute of limitations for the years 2013 and 2014 has been extended to March 31, 2019. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2018 and December 31, 2017, unrecognized tax benefits, including interest and penalties, are $40.5 million and $39.7 million, respectively. If unrecognized tax benefits at June 30, 2018 are subsequently recognized, $37.6 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2017 was $37.2 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $12.7 million by June 30, 2019, due to expirations of statutes of limitations; $12.4 million of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, available tax planning and historical experience, to the extent these items are applicable. As of June 30, 2018, the Company has a gross deferred tax asset of $125.0 million that the Company expects to fully utilize on a more likely than not basis.
NOTE 4—BUSINESS COMBINATION
On September 29, 2017, the Company completed the combination of the businesses in the Company's HomeAdvisor segment and Angie's List under a new publicly traded company called ANGI Homeservices (the "Combination"). Through the Combination, ANGI acquired 100% of the common stock of Angie's List on September 29, 2017 for a total purchase price valued at $781.4 million.
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List as if the Combination had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the Combination actually occurred on January 1, 2016. For the three and six months ended June 30, 2017, pro forma adjustments include increases in stock-based compensation expense of $11.6 million and $26.3 million, respectively, and amortization of intangibles of $11.5 million and $23.1 million, respectively.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In thousands, except per share data)
Revenue	$839,729	$1,673,023
Net earnings attributable to IAC shareholders	$53,996	$67,335
Basic earnings per share attributable to IAC shareholders	$0.68	$0.86
Diluted earnings per share attributable to IAC shareholders	$0.55	$0.69

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—MARKETABLE SECURITIES
At June 30, 2018 and December 31, 2017, the fair value of marketable securities are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Available-for-sale marketable debt securities	$119,746	$4,995
Marketable equity security	664	—
Total marketable securities	$120,410	$4,995
At June 30, 2018, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$99,795	$6	$—	$99,801
Commercial paper	19,945	—	—	19,945
Total available-for-sale marketable debt securities	$119,740	$6	$—	$119,746
The contractual maturities of debt securities classified as current available-for-sale at June 30, 2018 are within one year. There are no investments in available-for-sale marketable debt securities that are in an unrealized loss position as of June 30, 2018.
At December 31, 2017, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$4,995	$—	$—	$4,995
Total available-for-sale marketable debt securities	$4,995	$—	$—	$4,995
The following table presents the proceeds from maturities and sales of available-for-sale marketable debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable debt securities	$5,000	$24,000	$10,000	$99,350
The specific-identification method is used to determine the cost of available-for-sale marketable debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no gross realized gains or losses from the maturities and sales of available-for-sale marketable debt securities for the three and six months ended June 30, 2018 and 2017.
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$726,865	$—	$—	$726,865
Commercial paper	—	191,852	—	191,852
Treasury discount notes	162,322	—	—	162,322
Time deposits	—	80,037	—	80,037
Certificates of deposit	—	960	—	960
Marketable securities:
Treasury discount notes	—	99,801	$—	99,801
Commercial paper	—	19,945	—	19,945
Marketable equity security	664	—	—	664
Total	$889,851	$392,595	$—	$1,282,446

Liabilities:
Contingent consideration arrangements	$—	$—	$(1,910)	$(1,910)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$780,425	$—	$—	$780,425
Commercial paper	—	215,325	—	215,325
Treasury discount notes	100,457	—	—	100,457
Time deposits	—	60,000	—	60,000
Certificates of deposit	—	6,195	—	6,195
Marketable securities:
Commercial paper	—	4,995	—	4,995
Total	$880,882	$286,515	$—	$1,167,397

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)
The Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are its contingent consideration arrangements.

	Contingent Consideration Arrangements
	Three Months Ended June 30,
	2018	2017
	(In thousands)
Balance at April 1	$(1,965)	$(21,821)
Total net losses:
Included in earnings:
Fair value adjustments	(54)	(2,994)
Included in other comprehensive income (loss)	109	(14)
Balance at June 30	$(1,910)	$(24,829)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Contingent Consideration Arrangements
	Six Months Ended June 30,
	2018	2017
	(In thousands)
Balance at January 1	$(2,647)	$(33,871)
Total net losses:
Included in earnings:
Fair value adjustments	(210)	(4,885)
Included in other comprehensive loss	(1)	(1,073)
Settlements	948	15,000
Balance at June 30	$(1,910)	$(24,829)
Contingent Consideration Arrangements
As of June 30, 2018, there are three contingent consideration arrangements related to business acquisitions. Two of the contingent consideration arrangements have limits as to the maximum amount that can be paid. The maximum contingent payments related to these arrangements is $32.0 million and the gross fair value of these arrangements, before the unamortized discount, at June 30, 2018 is $2.0 million. No payment is expected for the one contingent consideration arrangement without a limit on the maximum earnout.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, because the arrangements were initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at both June 30, 2018 and December 31, 2017 reflect discount rates of 12%.
The fair value of contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at June 30, 2018 and December 31, 2017 includes a current portion of $1.9 million and $0.6 million, respectively, and non-current portion of $2.0 million at December 31, 2017, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet. At June 30, 2018, there is no non-current portion of the contingent consideration arrangement liability.
Equity securities without readily determinable fair values
At June 30, 2018 and December 31, 2017, the carrying values of the Company's investments in equity securities without readily determinable fair values totaled $216.2 million and $63.4 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. Following the adoption of the measurement alternative under ASU No. 2016-01 on January 1, 2018, the Company's equity securities without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "other income, net" in the accompanying consolidated statement of operations.
The following table presents a summary of realized and unrealized gains and losses recorded in other income (expense), net, as adjustments to the carrying value of equity securities without readily determinable fair values held as of June 30, 2018. The gross unrealized gains relate to the Company's remaining investments in an investee following the sale of a portion of the Company's investment during the second quarter of 2018.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Upward adjustments (gross unrealized gains)	$128,786	$128,786
Downward adjustments (including impairment) (gross unrealized losses)	(2,396)	(2,588)
Total	$126,390	$126,198

Realized and unrealized gains and losses for the Company's marketable equity security and investments without a readily determinable fair value for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Realized gains, net, for equity securities sold	$27,275	$27,172
Unrealized gains, net, on equity securities held	126,414	126,559
Total gains recognized, net, in other income, net	$153,689	$153,731

Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, as well as equity method investments, are adjusted to fair value only when an impairment charge is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes

The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,613)	$(13,750)	$(13,802)
Long-term debt, net	(1,982,271)	(2,156,890)	(1,979,469)	(2,168,108)
The fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2018	December 31, 2017
	(In thousands)
MTCH Debt:
MTCH Term Loan due November 16, 2022	$425,000	$425,000
6.375% Senior Notes due June 1, 2024 (the "6.375% MTCH Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "5.00% MTCH Senior Notes"); interest payable each June 15 and December 15	450,000	450,000
Total MTCH long-term debt	1,275,000	1,275,000
Less: unamortized original issue discount	8,010	8,668
Less: unamortized debt issuance costs	12,725	13,636
Total MTCH debt, net	1,254,265	1,252,696

ANGI Debt:
ANGI Term Loan due November 1, 2022	268,125	275,000
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,635	2,938
Total ANGI debt, net	251,740	258,312

IAC Debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "Exchangeable Notes"); interest payable each April 1 and October 1	517,500	517,500
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15	34,489	34,859
Total IAC long-term debt	551,989	552,359
Less: unamortized original issue discount	60,654	67,158
Less: unamortized debt issuance costs	15,069	16,740
Total IAC debt, net	476,266	468,461

Total long-term debt, net	$1,982,271	$1,979,469
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
On December 4, 2017, MTCH issued $450 million aggregate principal amount of its 5.00% Senior Notes. The proceeds from these notes, along with cash on hand, were used to redeem the $445.2 million outstanding balance of the 6.75% MTCH Senior Notes, which were due on December 15, 2022, and pay the related call premium. At any time prior to December 15, 2022, the 5.00% MTCH Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The indentures governing the 6.375% and 5.00% MTCH Senior Notes (i) contain covenants that would limit MTCH's ability to pay dividends or to make distributions and repurchase or redeem MTCH stock in the event a default has occurred or MTCH's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0 and (ii) are ranked equally with each other. At June 30, 2018, there were no limitations pursuant thereto. There are additional covenants that limit MTCH's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MTCH is not in compliance with certain ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting MTCH subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
MTCH Term Loan and MTCH Credit Facility
At both June 30, 2018 and December 31, 2017, the outstanding balance on the MTCH Term Loan was $425 million and the loan bears interest at LIBOR plus 2.50%. The interest rate of the MTCH Term Loan was 4.59% and 3.85% at June 30, 2018 and December 31, 2017, respectively. The MTCH Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the credit agreement. Interest payments are due at least quarterly through the term of the loan.
MTCH has a $500 million revolving credit facility (the "MTCH Credit Facility") that expires on October 7, 2020. At June 30, 2018 and December 31, 2017, there were no outstanding borrowings under the MTCH Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 30 basis points. Borrowings under the MTCH Credit Facility bear interest, at MTCH's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on MTCH's consolidated net leverage ratio. The terms of the MTCH Credit Facility require MTCH to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
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
ANGI Term Loan:
At June 30, 2018 and December 31, 2017, the outstanding balance on the ANGI Term Loan was $268.1 million and $275.0 million respectively. The ANGI Term Loan bears interest at LIBOR plus 2.00%, which is subject to change in future periods based on ANGI's consolidated net leverage ratio, and was 4.36% and 3.38% at June 30, 2018 and December 31, 2017, respectively. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.
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
IAC Exchangeable Notes:
On October 2, 2017, IAC FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 0.875% Exchangeable Senior Notes (the “Exchangeable Notes”). The Exchangeable Notes are guaranteed by the Company. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events. Upon exchange, the Company has the right to settle the principal amount of

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Exchangeable Notes with any of the three following alternatives: (1) shares of our common stock, (2) cash or (3) a combination of cash and shares of our common stock.
The Exchangeable Notes are exchangeable at any time prior to the close of business on the business day immediately preceding July 1, 2022 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days during the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as further described under the indenture governing the Exchangeable Notes. On or after July 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions.
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
As of June 30, 2018, the if-converted value of the Exchangeable Notes exceeds its principal amount by $1.1 million based on the Company's stock price on June 30, 2018.
For the three and six months ended June 30, 2018, the Company incurred interest expense of $5.3 million and $10.5 million, which includes amortization of original issue discount of $3.3 million and $6.5 million, and debt issuance costs of $0.8 million and $1.7 million, respectively. As of June 30, 2018, the unamortized discount is $60.7 million resulting in a net carrying value of the liability component of $456.8 million.
IAC Senior Notes
The 4.75% Senior Notes were issued by IAC on December 21, 2012. These Notes are unconditionally guaranteed by certain of our wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries. See "Note 13—Guarantor and Non-Guarantor Financial Information" for financial information relating to guarantor and non-guarantor subsidiaries. The 4.75% Senior Notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
IAC Credit Facility
IAC has a $300 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At June 30, 2018 and December 31, 2017, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

fee on undrawn funds is 25 basis points, and is based on the leverage ratio (as defined in the agreement) most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by substantially the same domestic subsidiaries that guarantee the 4.75% Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries. The 4.75% Senior Notes are subordinate to the outstanding borrowings under the IAC Credit Facility to the extent of the value of the assets securing such borrowings.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended June 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of April 1	$(74,950)	$—	$(74,950)
Other comprehensive (loss) income before reclassifications	(37,589)	13	(37,576)
Amounts reclassified to earnings	(191)	—	(191)
Net current period other comprehensive (loss) income	(37,780)	13	(37,767)
Balance as of June 30	$(112,730)	$13	$(112,717)

	Three Months Ended June 30, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of April 1	$(151,373)	$4,028		$(147,345)
Other comprehensive income before reclassifications	14,664	5		14,669
Amounts reclassified to earnings	(29)	(4,033)	(a)	(4,062)
Net current period other comprehensive income (loss)	14,635	(4,028)		10,607
Balance as of June 30	$(136,738)	$—		$(136,738)
___________________________________________________________________________________________
(a) Amount includes a tax benefit of $3.8 million.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(103,568)	$—	$(103,568)
Other comprehensive (loss) income before reclassifications	(9,110)	13	(9,097)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive (loss) income	(9,162)	13	(9,149)
Balance as of June 30	$(112,730)	$13	$(112,717)

	Six Months Ended June 30, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities		Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(170,149)	$4,026		$(166,123)
Other comprehensive income before reclassifications	32,726	7		32,733
Amounts reclassified to earnings	685	(4,033)	(b)	(3,348)
Net current period other comprehensive income (loss)	33,411	(4,026)		29,385
Balance as of June 30	$(136,738)	$—		$(136,738)
___________________________________________________________________________________________
(b) Amount includes a tax benefit of $3.8 million.

The amounts reclassified out of foreign currency translation adjustment into earnings for both the three and six months ended June 30, 2018 and 2017 relate to the liquidation of international subsidiaries.
NOTE 9—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$280,854	$280,854	$80,557	$80,557
Net earnings attributable to noncontrolling interests	(62,501)	(62,501)	(14,289)	(14,289)
Impact from public subsidiaries' dilutive securities (a)	—	(6,994)	—	(7,925)
Net earnings attributable to IAC shareholders	$218,353	$211,359	$66,268	$58,343

Denominator:
Weighted average basic shares outstanding	83,604	83,604	79,067	79,067
Dilutive securities (a) (b) (c) (d)	—	7,330	—	4,711
Denominator for earnings per share—weighted average shares(a) (b) (c) (d)	83,604	90,934	79,067	83,778

Earnings per share attributable to IAC shareholders:
Earnings per share	$2.61	$2.32	$0.84	$0.70

	Six Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$368,693	$368,693	$109,020	$109,020
Net earnings attributable to noncontrolling interests	(79,258)	(79,258)	(16,543)	(16,543)
Impact from public subsidiaries' dilutive securities (a)	—	(12,569)	—	(10,355)
Net earnings attributable to IAC shareholders	$289,435	$276,866	$92,477	$82,122

Denominator:
Weighted average basic shares outstanding	83,296	83,296	78,633	78,633
Dilutive securities (a) (b) (c) (d)	—	7,438	—	4,510
Denominator for earnings per share—weighted average shares(a) (b) (c) (d)	83,296	90,734	78,633	83,143

Earnings per share attributable to IAC shareholders:
Earnings per share	$3.47	$3.05	$1.18	$0.99
________________________

(a)
For the three and six months ended June 30, 2018, it is more dilutive for IAC to settle certain MTCH and ANGI equity awards.  For the three and six months ended June 30, 2017, it is more dilutive for MTCH to settle certain MTCH equity awards.  The impact from ANGI’s dilutive securities is not applicable for periods prior to the Combination.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, exchange of the Company's Exchangeable Notes and vesting of restricted stock units ("RSUs"). For the three and six months ended June 30, 2018, 3.4 million and 6.9 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2017, less than 0.1 million and 0.5 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)
Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2018, 0.2 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met. For both the three and six months ended June 30, 2017, 0.4 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(d)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive for periods during which the average price of IAC common stock exceeds the approximate $152.18 per share exchange price per $1,000 principal amount of the Exchangeable Notes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Match Group	$421,196	$309,572	$828,563	$608,336
ANGI Homeservices	294,822	180,711	550,133	331,456
Video	62,757	55,182	128,919	105,759
Applications	143,074	143,969	275,061	302,866
Publishing	137,355	78,124	271,677	156,204
Other(a)	—	—	—	23,980
Inter-segment eliminations	(82)	(171)	(156)	(381)
Total	$1,059,122	$767,387	$2,054,197	$1,528,220
___________________

(a)	The 2017 results at the Other segment consists of the results of The Princeton Review prior to its sale on March 31, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Operating Income (Loss):
Match Group	$150,165	$82,975	$262,398	$141,846
ANGI Homeservices	23,262	(4,141)	12,506	(2,753)
Video	(14,982)	(7,829)	(30,857)	(23,418)
Applications	33,077	39,134	58,538	71,902
Publishing	12,807	(2,857)	28,618	(8,645)
Other	—	—	—	(5,621)
Corporate	(35,892)	(31,647)	(72,816)	(60,616)
Total	$168,437	$75,635	$258,387	$112,695

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Adjusted EBITDA:(b)
Match Group	$175,561	$109,910	$313,302	$196,141
ANGI Homeservices	$66,979	$13,666	$103,619	$23,878
Video	$(11,102)	$(6,832)	$(24,042)	$(21,564)
Applications	$35,404	$40,546	$62,156	$75,479
Publishing	$13,755	$2,740	$30,968	$3,919
Other	$—	$—	$—	$(1,532)
Corporate	$(15,552)	$(15,523)	$(32,560)	$(29,838)
________________________

(b)
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our businesses, and this measure is one of the primary metrics on which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations in that it does not take into account the impact to IAC's statement of operations of certain expenses.

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Match Group
Direct revenue:
North America	$222,163	$178,505	$433,520	$353,833
International	185,564	120,918	366,944	233,342
Direct revenue	407,727	299,423	800,464	587,175
Indirect revenue (principally advertising revenue)	13,469	10,149	28,099	21,161
Total Match Group revenue	$421,196	$309,572	$828,563	$608,336

ANGI Homeservices
Marketplace:
Consumer connection revenue	$187,172	$141,163	$336,232	$257,163
Membership subscription revenue	16,565	13,704	32,192	26,456
Other revenue	998	888	1,919	1,780
Marketplace revenue	204,735	155,755	370,343	285,399
Advertising & Other revenue	72,770	9,736	143,188	18,164
North America	277,505	165,491	513,531	303,563
Consumer connection revenue	12,496	11,170	26,863	19,635
Membership subscription revenue	4,517	3,872	9,188	7,878
Other revenue	304	178	551	380
Europe	17,317	15,220	36,602	27,893
Total ANGI Homeservices revenue	$294,822	$180,711	$550,133	$331,456

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Video
Subscription revenue	$32,724	$26,782	$67,067	$51,599
Media production and distribution revenue	16,267	23,744	36,315	44,677
Advertising and other revenue	13,766	4,656	25,537	9,483
Total Video revenue	$62,757	$55,182	$128,919	$105,759

Applications
Advertising revenue:
Google advertising revenue	$88,821	$94,130	$176,252	$199,228
Other	6,482	8,678	12,836	14,991
Advertising revenue	95,303	102,808	189,088	214,219
Subscription and other revenue	28,262	15,075	44,551	33,996
Consumer	123,565	117,883	233,639	248,215
Advertising revenue:
Google advertising revenue	18,746	25,329	39,892	53,038
Other	741	695	1,472	1,478
Advertising revenue	19,487	26,024	41,364	54,516
Other revenue	22	62	58	135
Partnerships	19,509	26,086	41,422	54,651
Total Applications revenue	$143,074	$143,969	$275,061	$302,866

Publishing
Advertising revenue:
Google advertising revenue	$12,353	$10,808	$25,991	$20,597
Other	26,223	17,234	50,170	33,100
Advertising revenue	38,576	28,042	76,161	53,697
Other revenue	1,183	304	2,406	649
Premium Brands	39,759	28,346	78,567	54,346
Advertising revenue:
Google advertising revenue	84,563	43,794	173,255	88,481
Other	9,662	5,786	16,275	12,991
Advertising revenue	94,225	49,580	189,530	101,472
Other revenue	3,371	198	3,580	386
Ask & Other	97,596	49,778	193,110	101,858
Total Publishing revenue	$137,355	$78,124	$271,677	$156,204

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
United States	$708,571	$545,020	$1,366,151	$1,093,618
All other countries	350,551	222,367	688,046	434,602
Total	$1,059,122	$767,387	$2,054,197	$1,528,220

	June 30, 2018	December 31, 2017
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$277,566	$286,541
All other countries	29,036	28,629
Total	$306,602	$315,170
The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Three Months Ended June 30, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$150,165	$16,706	$8,399	$237	$54	$175,561
ANGI Homeservices	23,262	$22,053	$5,886	$15,778	$—	$66,979
Video	(14,982)	$1,293	$447	$2,140	$—	$(11,102)
Applications	33,077	$—	$773	$1,554	$—	$35,404
Publishing	12,807	$—	$469	$479	$—	$13,755
Other	—	$—	$—	$—	$—	$—
Corporate	(35,892)	$17,509	$2,831	$—	$—	$(15,552)
Operating income	168,437
Interest expense	(27,356)
Other income, net	171,141
Earnings before income taxes	312,222
Income tax provision	(31,368)
Net earnings	280,854
Net earnings attributable to noncontrolling interests	(62,501)
Net earnings attributable to IAC shareholders	$218,353

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$82,975	$15,654	$7,883	$404	$2,994	$109,910
ANGI Homeservices	(4,141)	$11,839	$3,218	$2,750	$—	$13,666
Video	(7,829)	$133	$552	$312	$—	$(6,832)
Applications	39,134	$—	$921	$491	$—	$40,546
Publishing	(2,857)	$—	$930	$4,667	$—	$2,740
Other	—	$—	$—	$—	$—	$—
Corporate	(31,647)	$11,289	$4,835	$—	$—	$(15,523)
Operating income	75,635
Interest expense	(24,728)
Other income, net	10,230
Earnings before income taxes	61,137
Income tax benefit	19,420
Net earnings	80,557
Net earnings attributable to noncontrolling interests	(14,289)
Net earnings attributable to IAC shareholders	$66,268

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$262,398	$33,669	$16,546	$479	$210	$313,302
ANGI Homeservices	12,506	$46,959	$12,070	$32,084	$—	$103,619
Video	(30,857)	$1,424	$1,122	$4,269	$—	$(24,042)
Applications	58,538	$—	$1,528	$2,090	$—	$62,156
Publishing	28,618	$—	$1,131	$1,219	$—	$30,968
Other	—	$—	$—	$—	$—	$—
Corporate	(72,816)	$34,591	$5,665	$—	$—	$(32,560)
Operating income	258,387
Interest expense	(53,861)
Other income, net	166,522
Earnings before income taxes	371,048
Income tax provision	(2,355)
Net earnings	368,693
Net earnings attributable to noncontrolling interests	(79,258)
Net earnings attributable to IAC shareholders	$289,435

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$141,846	$33,678	$15,472	$807	$4,338	$196,141
ANGI Homeservices	(2,753)	$16,300	$6,214	$4,117	$—	$23,878
Video	(23,418)	$133	$1,096	$625	$—	$(21,564)
Applications	71,902	$—	$1,932	$1,097	$548	$75,479
Publishing	(8,645)	$—	$2,949	$9,615	$—	$3,919
Other	(5,621)	$1,729	$836	$1,524	$—	$(1,532)
Corporate	(60,616)	$21,050	$9,728	$—	$—	$(29,838)
Operating income	112,695
Interest expense	(49,520)
Other income, net	2,516
Earnings before income taxes	65,691
Income tax benefit	43,329
Net earnings	109,020
Net earnings attributable to noncontrolling interests	(16,543)
Net earnings attributable to IAC shareholders	$92,477
NOTE 11—OTHER INCOME, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Other income, net	$171,141	$10,230	$166,522	$2,516
Other income, net consists of:
Three months ended June 30, 2018 and 2017
Other income, net in 2018 includes: $126.4 million of net unrealized gains related to certain equity investments that were adjusted to fair value in accordance with ASU No. 2016-01, which was adopted on January 1, 2018; $27.3 million in realized gains related to the sale of certain equity investments; $10.0 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound and Euro; and interest income of $7.0 million.
Other income, net in 2017 includes: $21.2 million in realized gains related to the sales of certain investments; $2.5 million of interest income; $8.0 million mark-to-market charge pertaining to a subsidiary denominated equity award held by a non-employee; $3.6 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro; and a $1.4 million other-than-temporary impairment charge related to a cost method investment.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six months ended June 30, 2018 and 2017
Other income, net in 2018 includes: $126.6 million of net unrealized gains related to certain equity investments as described above in the three-month discussion; $27.2 million in realized gains related to the sale of certain equity investments; $12.2 million of interest income; and $2.1 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound and Euro.
Other income, net in 2017 includes: $21.3 million in realized gains related to the sale of certain investments; $4.1 million of interest income; $10.6 million mark-to-market charge pertaining to a subsidiary denominated equity award held by a non-employee; $6.2 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro; and $4.8 million in other-than-temporary impairment charges related to certain cost method investments.
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
NOTE 13—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 4.75% Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at June 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$813,872	$—	$830,957	$—	$1,644,829
Marketable securities	119,746	—	664	—	120,410
Accounts receivable, net of allowance	—	118,672	224,904	—	343,576
Other current assets	45,720	26,123	166,114	—	237,957
Intercompany receivables	—	1,129,828	—	(1,129,828)	—
Property and equipment, net of accumulated depreciation and amortization	4,306	168,685	133,611	—	306,602
Goodwill	—	412,010	2,166,286	—	2,578,296
Intangible assets, net of accumulated amortization	—	73,933	562,418	—	636,351
Investment in subsidiaries	1,828,822	202,616	—	(2,031,438)	—
Other non-current assets	227,459	83,005	222,638	(165,839)	367,263
Total assets	$3,039,925	$2,214,872	$4,307,592	$(3,327,105)	$6,235,284

Current portion of long-term debt	$—	$—	$13,750	$—	$13,750
Accounts payable, trade	642	37,027	41,438	—	79,107
Other current liabilities	28,128	89,902	634,793	—	752,823
Long-term debt, net	34,233	—	1,948,038	—	1,982,271
Income taxes payable	—	1,434	22,508	—	23,942
Intercompany liabilities	400,448	—	729,380	(1,129,828)	—
Other long-term liabilities	395	18,779	217,389	(165,839)	70,724
Redeemable noncontrolling interests	—	—	75,719	—	75,719
Shareholders' equity (deficit)	2,576,079	2,067,730	(36,292)	(2,031,438)	2,576,079
Noncontrolling interests	—	—	660,869	—	660,869
Total liabilities and shareholders' equity	$3,039,925	$2,214,872	$4,307,592	$(3,327,105)	$6,235,284

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$585,639	$—	$1,045,170	$—	$1,630,809
Marketable securities	4,995	—	—	—	4,995
Accounts receivable, net of allowance	31	109,289	194,707	—	304,027
Other current assets	49,159	33,387	102,828	—	185,374
Intercompany receivables	—	668,703	—	(668,703)	—
Property and equipment, net of accumulated depreciation and amortization	2,811	174,323	138,036	—	315,170
Goodwill	—	412,010	2,147,056	—	2,559,066
Intangible assets, net of accumulated amortization	—	74,852	588,885	—	663,737
Investment in subsidiaries	2,077,898	554,998	—	(2,632,896)	—
Other non-current assets	170,073	87,306	79,688	(132,435)	204,632
Total assets	$2,890,606	$2,114,868	$4,296,370	$(3,434,034)	$5,867,810

Current portion of long-term debt	$—	$—	$13,750	$—	$13,750
Accounts payable, trade	5,163	30,469	40,939	—	76,571
Other current liabilities	29,489	88,050	591,868	—	709,407
Long-term debt, net	34,572	—	1,944,897	—	1,979,469
Income taxes payable	16	1,605	24,003	—	25,624
Intercompany liabilities	390,827	—	277,876	(668,703)	—
Other long-term liabilities	511	18,613	186,610	(132,435)	73,299
Redeemable noncontrolling interests	—	—	42,867	—	42,867
Shareholders' equity	2,430,028	1,976,131	656,765	(2,632,896)	2,430,028
Noncontrolling interests	—	—	516,795	—	516,795
Total liabilities and shareholders' equity	$2,890,606	$2,114,868	$4,296,370	$(3,434,034)	$5,867,810

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$207,964	$851,240	$(82)	$1,059,122
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	75	61,215	156,991	(57)	218,224
Selling and marketing expense	189	80,302	289,205	(36)	369,660
General and administrative expense	31,652	14,259	142,441	11	188,363
Product development expense	564	14,151	60,730	—	75,445
Depreciation	266	3,126	15,413	—	18,805
Amortization of intangibles	—	410	19,778	—	20,188
Total operating costs and expenses	32,746	173,463	684,558	(82)	890,685
Operating (loss) income	(32,746)	34,501	166,682	—	168,437
Equity in earnings of unconsolidated affiliates	233,980	8,630	—	(242,610)	—
Interest expense	(423)	—	(26,933)	—	(27,356)
Other income, net (a)	6,436	62,204	153,770	(51,269)	171,141
Earnings before income taxes	207,247	105,335	293,519	(293,879)	312,222
Income tax benefit (provision)	11,106	(27,557)	(14,917)	—	(31,368)
Net earnings	218,353	77,778	278,602	(293,879)	280,854
Net earnings attributable to noncontrolling interests	—	—	(62,501)	—	(62,501)
Net earnings attributable to IAC shareholders	218,353	$77,778	$216,101	$(293,879)	$218,353
Comprehensive income attributable to IAC shareholders	$180,909	$77,482	$170,613	$(248,095)	$180,909

(a) During the three months ended June 30, 2018, foreign cash of $50 million was repatriated to the U.S.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$169,831	$597,724	$(168)	$767,387
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	47	30,131	108,989	(134)	139,033
Selling and marketing expense	613	82,268	237,269	(46)	320,104
General and administrative expense	35,778	14,785	99,647	12	150,222
Product development expense	936	13,792	40,702	—	55,430
Depreciation	445	5,884	12,010	—	18,339
Amortization of intangibles	—	4,667	3,957	—	8,624
Total operating costs and expenses	37,819	151,527	502,574	(168)	691,752
Operating (loss) income	(37,819)	18,304	95,150	—	75,635
Equity in earnings of unconsolidated affiliates	91,382	4,706	—	(96,088)	—
Interest expense	(5,648)	—	(19,080)	—	(24,728)
Other (expense) income, net	(6,821)	6,807	10,244	—	10,230
Earnings before income taxes	41,094	29,817	86,314	(96,088)	61,137
Income tax benefit (provision)	25,174	(1,139)	(4,615)	—	19,420
Net earnings	66,268	28,678	81,699	(96,088)	80,557
Net earnings attributable to noncontrolling interests	—	—	(14,289)	—	(14,289)
Net earnings attributable to IAC shareholders	$66,268	$28,678	$67,410	$(96,088)	$66,268
Comprehensive income attributable to IAC shareholders	$76,875	$30,852	$85,140	$(115,992)	$76,875

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$420,853	$1,633,500	$(156)	$2,054,197
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	151	117,439	302,703	(107)	420,186
Selling and marketing expense	402	170,440	601,731	(81)	772,492
General and administrative expense	63,061	29,640	279,814	32	372,547
Product development expense	1,216	28,420	122,746	—	152,382
Depreciation	532	6,466	31,064	—	38,062
Amortization of intangibles	—	919	39,222	—	40,141
Total operating costs and expenses	65,362	353,324	1,377,280	(156)	1,795,810
Operating (loss) income	(65,362)	67,529	256,220	—	258,387
Equity in earnings of unconsolidated affiliates	336,730	8,303	—	(345,033)	—
Interest expense	(852)	—	(53,009)	—	(53,861)
Other (expense) income, net (a)	(10,411)	349,087	155,960	(328,114)	166,522
Earnings before income taxes	260,105	424,919	359,171	(673,147)	371,048
Income tax benefit (provision)	29,330	(38,523)	6,838	—	(2,355)
Net earnings	289,435	386,396	366,009	(673,147)	368,693
Net earnings attributable to noncontrolling interests	—	—	(79,258)	—	(79,258)
Net earnings attributable to IAC shareholders	289,435	$386,396	$286,751	$(673,147)	$289,435
Comprehensive income attributable to IAC shareholders	$280,348	$386,443	$275,940	$(662,383)	$280,348

(a) During the six months ended June 30, 2018, foreign cash of $326 million was repatriated to the U.S.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$351,403	$1,177,198	$(381)	$1,528,220
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	160	62,839	222,299	(307)	284,991
Selling and marketing expense	939	174,218	495,458	(100)	670,515
General and administrative expense	61,914	30,375	201,502	26	293,817
Product development expense	1,506	29,179	79,505	—	110,190
Depreciation	883	13,017	24,327	—	38,227
Amortization of intangibles	—	9,752	8,033	—	17,785
Total operating costs and expenses	65,402	319,380	1,031,124	(381)	1,415,525
Operating (loss) income	(65,402)	32,023	146,074	—	112,695
Equity in earnings of unconsolidated affiliates	142,838	2,023	—	(144,861)	—
Interest expense	(11,476)	—	(38,044)	—	(49,520)
Other (expense) income, net	(12,626)	12,898	2,244	—	2,516
Earnings before income taxes	53,334	46,944	110,274	(144,861)	65,691
Income tax benefit (provision)	39,143	(10,828)	15,014	—	43,329
Net earnings	92,477	36,116	125,288	(144,861)	109,020
Net earnings attributable to noncontrolling interests	—	—	(16,543)	—	(16,543)
Net earnings attributable to IAC shareholders	$92,477	$36,116	$108,745	$(144,861)	$92,477
Comprehensive income attributable to IAC shareholders	$121,862	$42,343	$148,908	$(191,251)	$121,862

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(24,698)	$418,153	$314,884	$(328,537)	$379,802
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,142)	—	(13,371)	—	(17,513)
Capital expenditures	(2,200)	(847)	(36,649)	—	(39,696)
Proceeds from maturities and sales of marketable debt securities	10,000	—	—	—	10,000
Purchases of marketable debt securities	(124,397)	—	—	—	(124,397)
Purchases of investments	(18,180)	—	(13,000)	—	(31,180)
Net proceeds from the sale of investments and businesses	408	—	27,132	—	27,540
Other, net	(5,000)	3,884	10,715	—	9,599
Net cash (used in) provided by investing activities	(143,511)	3,037	(25,173)	—	(165,647)
Cash flows from financing activities:
Repurchases of IAC debt	(363)	—	—	—	(363)
Principal payments on ANGI Homeservices debt	—	—	(6,875)	—	(6,875)
Purchase of IAC treasury stock	(7,869)	—	—	—	(7,869)
Purchase of Match Group treasury stock	—	—	(73,943)	—	(73,943)
Proceeds from the exercise of IAC stock options	27,317	—	—	—	27,317
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	—	—	2,125	—	2,125
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(495)	—	—	—	(495)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	—	—	(136,727)	—	(136,727)
Purchase of noncontrolling interests	—	—	(877)	—	(877)
Acquisition-related contingent consideration payments	—	—	(185)	—	(185)
Intercompany	375,167	(421,190)	(282,514)	328,537	—
Other, net	2,674	—	(7,487)	—	(4,813)
Net cash provided by (used in) financing activities	396,431	(421,190)	(506,483)	328,537	(202,705)
Total cash provided (used)	228,222	—	(216,772)	—	11,450
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11	—	33	—	44
Net increase (decrease) in cash, cash equivalents, and restricted cash	228,233	—	(216,739)	—	11,494
Cash, cash equivalents, and restricted cash at beginning of period	585,639	—	1,048,043	—	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$813,872	$—	$831,304	$—	$1,645,176

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(40,671)	$40,314	$158,071	$157,714
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,200)	(46,964)	(49,164)
Capital expenditures	(216)	(657)	(40,948)	(41,821)
Proceeds from maturities and sales of marketable debt securities	99,350	—	—	99,350
Purchases of marketable debt securities	(24,909)	—	—	(24,909)
Purchases of investments	—	—	(5,105)	(5,105)
Net proceeds from the sale of businesses and investments	—	—	119,697	119,697
Other, net	—	120	956	1,076
Net cash provided by (used in) investing activities	74,225	(2,737)	27,636	99,124
Cash flows from financing activities:
Repurchases of IAC debt	(31,590)	—	—	(31,590)
Purchase of IAC treasury stock	(56,424)	—	—	(56,424)
Proceeds from the exercise of IAC stock options	48,146	—	—	48,146
Proceeds from the exercise of Match Group stock options	—	—	39,403	39,403
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(49,900)	—	—	(49,900)
Withholding taxes paid on behalf of Match Group employees on net settled stock-based awards	—	—	(28,421)	(28,421)
Purchase of noncontrolling interests	—	—	(12,361)	(12,361)
Acquisition-related contingent consideration payments	—	—	(3,860)	(3,860)
Intercompany	54,316	(37,577)	(16,739)	—
Other, net	251	—	(5,124)	(4,873)
Net cash used in financing activities	(35,201)	(37,577)	(27,102)	(99,880)
Total cash (used) provided	(1,647)	—	158,605	156,958
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36	—	5,438	5,474
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,611)	—	164,043	162,432
Cash, cash equivalents, and restricted cash at beginning of period	573,784	—	786,415	1,360,199
Cash, cash equivalents, and restricted cash at end of period	$572,173	$—	$950,458	$1,522,631

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview
IAC is a leading media and Internet company composed of widely known consumer brands, such as Tinder, Match, PlentyOfFish and OkCupid, which are part of Match Group's online dating portfolio, and HomeAdvisor and Angie's List, which are operated by ANGI Homeservices, as well as Vimeo, Dotdash, Dictionary.com, The Daily Beast and Investopedia.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments:

•	Match Group ("MTCH") - is a leading provider of subscription dating products, operating a portfolio of brands, including Tinder, Match, PlentyOfFish and OkCupid.

•	ANGI Homeservices ("ANGI") - connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor and Angie's List.

•	Video - consists of Vimeo, Electus, CollegeHumor, IAC Films and Daily Burn, for periods prior to its move to the Applications segment effective April 1, 2018.

•
Applications - consists of Consumer, which includes our direct-to-consumer downloadable desktop applications, our mobile operations including Apalon and Daily Burn, which moved from the Video segment, and SlimWare, which houses our downloadable desktop software and service operations; and Partnerships, which includes our business-to-business partnership operations.

•
Publishing - consists of Premium Brands, which is composed of Dotdash, Dictionary.com, Investopedia and The Daily Beast; and Ask & Other, which is principally composed of the Ask Media Group and CityGrid.

•	Other - consists of The Princeton Review for the period prior to its sale on March 31, 2017.
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

ANGI Homeservices

•
Marketplace Revenue - reflects revenue from the HomeAdvisor domestic marketplace service, including consumer connection revenue for consumer matches and membership subscription revenue from service professionals. It excludes revenue from Angie's List, mHelpDesk, HomeStars and Felix.

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
Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) the amortization of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases and (ii) payments made to partners who distribute our Partnerships customized browser-based applications and who integrate our paid listings into their websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center operations and MTCH customer service functions, credit card processing fees, production costs related to media produced by Electus and other businesses within our Video segment, content costs, expenses associated with the operation of the Company's data centers and costs associated with publishing and distributing the Angie's List Magazine. For periods prior to the sale of The Princeton Review, cost of revenue also includes rent and cost for teachers and tutors.

•
Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites and third parties that distribute our Consumer downloadable desktop applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the brands within our MTCH and ANGI segments, and compensation expense (including stock-based compensation expense) and other employee-related costs for ANGI's sales force and marketing personnel.

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources, and customer service functions (except for MTCH which includes customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to acquisitions and the Combination), facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who provide support to its service professionals and consumers.

•
Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.

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
Long-term debt (see "Note 7—Long-term Debt" for additional information):

•
Exchangeable Notes - On October 2, 2017, a finance subsidiary of the Company issued $517.5 million aggregate principal of 0.875% Exchangeable Senior Notes due October 1, 2022, which notes are guaranteed by the Company and are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1, which commenced on April 1, 2018. The outstanding balance of the Exchangeable Notes as of June 30, 2018 is $517.5 million. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events. A portion of the proceeds were used to repay the outstanding balance of the 4.875% Senior Notes (described below).

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15. The outstanding balance of the 4.75% Senior Notes as of June 30, 2018 is $34.5 million.

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

•
MTCH Term Loan - due November 16, 2022. The outstanding balance of the MTCH Term Loan as of June 30, 2018 is $425 million. The MTCH Term Loan bears interest at LIBOR plus 2.50%, or 4.59% at June 30, 2018.

•
6.375% MTCH Senior Notes - MTCH's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the 6.375% MTCH Senior Notes as of June 30, 2018 is $400.0 million.

•
5.00% MTCH Senior Notes - MTCH's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15, which commenced on June 15, 2018. The proceeds, along with cash on hand, were used to redeem the outstanding balance of the 6.75% MTCH Senior Notes. The outstanding balance of the 5.00% MTCH Senior Notes as of June 30, 2018 is $450 million.

•
ANGI Term Loan - a five-year term loan entered into by ANGI on November 1, 2017 in the amount of $275 million. The outstanding balance of the ANGI Term Loan as of June 30, 2018 is $268.1 million. The ANGI Term Loan bears interest at LIBOR plus 2.00%, or 4.36% at June 30, 2018. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.

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

The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Google recently announced policy changes related to its Chrome browser, effective in September 2018, which could hurt the distribution of our desktop products through the Chrome Web Store and could impact revenue and profits of some of the businesses within our Applications segment.
For the three and six months ended June 30, 2018, revenue earned from Google was $204.9 million and $416.2 million, representing 19% and 20%, respectively, of the Company's consolidated revenue. For the three and six months ended June 30, 2017, revenue earned from Google was $174.6 million and $362.4 million, representing 23% and 24%, respectively, of the Company's consolidated revenue. This revenue is earned principally by the businesses comprising the Applications and Publishing segments. For the three and six months ended June 30, 2018, revenue earned from Google represents 75% and 79%, respectively, of Applications revenue and 71% and 73%, respectively, of Publishing revenue. For both the three and six months ended June 30, 2017, revenue earned from Google represented 83% of Applications revenue and 70% of Publishing revenue.
Second Quarter 2018 and Year to Date June 2018 Consolidated Results
For the three months ended June 30, 2018, the Company delivered 38% revenue growth, 123% operating income growth and 83% Adjusted EBITDA growth. Revenue increased $291.7 million due primarily to an increase from ANGI due, in part, to the Combination (defined below) of $114.1 million, growth from MTCH of $111.6 million, and increases from Publishing of $59.2 million and Video of $7.6 million. Operating income increased $92.8 million due primarily to the increase in Adjusted EBITDA of $120.5 million and a change of $2.9 million in acquisition-related contingent consideration fair value adjustments, partially offset by increases of $18.6 million in stock-based compensation expense and $11.6 million in amortization of intangibles both due, in part, to the Combination. The Adjusted EBITDA increase was primarily driven by growth from MTCH of $65.7 million, ANGI of $53.3 million, and Publishing of $11.0 million, partially offset by declines of $5.1 million from Applications and $4.3 million from Video.
For the six months ended June 30, 2018, the Company delivered 34% revenue growth, 129% operating income growth and 83% Adjusted EBITDA growth. The increases in revenue, operating income and Adjusted EBITDA are due primarily to the factors described above in the three-month discussion.
Events affecting year-over-year comparability include:

(i)
the adoption of the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018. For the three months ended June 30, 2018, the adoption of ASU No. 2014-09 decreased consolidated operating income by $0.6 million. For the six months ended June 30, 2018, the adoption of ASU No. 2014-09 increased consolidated operating income by $5.2 million, due primarily to a reduction in sales commissions expense of $8.2 million at ANGI due to the capitalization and amortization of sales commissions. For both the three and six months ended June 30, 2018, the effect of ASU No. 2014-09 on consolidated revenue was a decrease of $2.0 million.

(ii)
the combination on September 29, 2017 of the businesses comprising the Company's former HomeAdvisor segment and Angie's List, Inc. ("Angie's List") under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"), which comprises the Company's ANGI Homeservices segment. The Company expects the remaining transaction-related expenses, including deferred revenue write-offs, during 2018 to total approximately $2 million. Stock-based compensation expense related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, is expected to be approximately $30 million for the remainder of 2018, and approximately $40 million in 2019 and $25 million in 2020.

(iii)	the impact of moving Daily Burn from the Video segment to the Applications segment effective April 1, 2018.

(iv)	the sale of The Princeton Review on March 31, 2017 (reflected in the Other segment).

(v)	acquisitions in 2017:

•	a controlling interest in HomeStars Inc. ("HomeStars") on February 8, 2017 (reflected in the ANGI Homeservices segment as part of the North America business);

•	a controlling interest in MyBuilder Limited ("MyBuilder") on March 24, 2017 (reflected in the ANGI Homeservices segment as part of the Europe business); and

•	Livestream on October 18, 2017 (reflected in the Video segment as part of Vimeo).

(vi)
the adoption of FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018. For the three and six months ended June 30, 2018, the adoption of ASU No. 2016-01 increased other income, net by $126.4 million and $126.6 million, respectively, which includes gross unrealized gains related to the remeasurement of Company's remaining investments in an investee following the sale of a portion of the Company's investment during the second quarter of 2018.

Results of Operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
Match Group	$421,196	$111,624	36%	$309,572	$828,563	$220,227	36%	$608,336
ANGI Homeservices	294,822	114,111	63%	180,711	550,133	218,677	66%	331,456
Video	62,757	7,575	14%	55,182	128,919	23,160	22%	105,759
Applications	143,074	(895)	(1)%	143,969	275,061	(27,805)	(9)%	302,866
Publishing	137,355	59,231	76%	78,124	271,677	115,473	74%	156,204
Other *	—	—	—%	—	—	(23,980)	NM	23,980
Inter-segment eliminations	(82)	89	52%	(171)	(156)	225	59%	(381)
Total	$1,059,122	$291,735	38%	$767,387	$2,054,197	$525,977	34%	$1,528,220
________________________
NM = Not meaningful.
* The Other segment consists of the results of The Princeton Review prior to its sale on March 31, 2017.
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017
MTCH revenue increased 36% driven by International Direct Revenue growth of $64.6 million, or 53%, and North America Direct Revenue growth of $43.7 million, or 24%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 36% and 20%, respectively, due primarily to continued growth in Subscribers at Tinder. Total ARPU increased 8% due to Tinder, as Subscribers purchased premium and multi-tiered subscriptions as well as additional à la carte features. International ARPU also benefited from the weakening of the U.S. dollar relative to international foreign currencies.
ANGI revenue increased 63% driven by a full quarter contribution of $58.5 million from Angie's List, Marketplace growth of $49.0 million, or 31%, and growth of $2.1 million, or 14% at the European businesses. Marketplace Revenue growth was driven by a 30% increase in Marketplace Service Requests to 6.8 million and a 23% increase in Marketplace Paying SPs to 202,000. Revenue from Angie's List reflects a write-off of deferred revenue due to the Combination of $1.8 million. Revenue growth at the European businesses was driven by growth across all regions and benefited from the weakening of the U.S. dollar relative to the Euro and the British Pound.
Video revenue increased 14% driven by strong growth from Vimeo, which had ending subscribers of 917,000, an increase of 11% year-over-year, and the contribution from Lady Bird at IAC Films, which was released in the fourth quarter of 2017, partially offset by a decline at Electus and the transfer of Daily Burn to the Applications segment effective April 1, 2018. Vimeo revenue in 2018 also includes the contribution from Livestream.
Applications revenue decreased 1% due to a decrease of $6.6 million, or 25%, in Partnerships, partially offset by an increase of $5.7 million, or 5%, in Consumer. Partnerships revenue continued to decline, as expected, due primarily to the loss of certain partners. The Consumer revenue increase was driven primarily by mobile growth including Daily Burn, which moved from the Video segment effective April 1, 2018, partially offset by a decrease of 44% at SlimWare, due primarily to lower subscription revenue and lower revenue per query at the Consumer desktop applications business. The effect of the adoption of ASU No. 2014-09 resulted in a decrease in revenue of $2.5 million at SlimWare.
Publishing revenue increased 76% due to $47.8 million, or 96%, higher Ask & Other revenue and $11.4 million, or 40%, higher Premium Brands revenue. Ask & Other revenue increased due to growth in paid traffic primarily in international markets. Premium Brands revenue increased due to growth of 50% at Dotdash due to an increase in organic traffic and advertising revenue, growth of 47% at Investopedia and growth of 65% at The Daily Beast.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
MTCH revenue increased 36% driven by International Direct Revenue growth of $133.6 million, or 57%, and North America Direct Revenue growth of $79.7 million, or 23%. Both International and North America Direct Revenue growth were due primarily to the factors described above in the three-month discussion.
ANGI revenue increased 66% driven by a full six months contribution of $116.4 million from Angie's List, Marketplace growth of $84.9 million, or 30%, and growth of $8.7 million, or 31% at the European businesses. Revenue growth for both Marketplace and the European business were due primarily to the factors described above in the three-month discussion. Marketplace Service Requests increased 33% to 11.8 million. Revenue from Angie's List reflects a write-off of deferred revenue due to the Combination of $4.6 million. Revenue growth at the European businesses was also driven by the acquisition of a controlling interest in MyBuilder on March 24, 2017.
Video revenue increased 22% driven by the factors described above in the three-month discussion.
Applications revenue decreased 9% due to decreases of $14.6 million, or 6%, in Consumer and $13.2 million, or 24%, in Partnership. The Consumer revenue decline was due primarily to lower revenue per query at the Consumer desktop applications business and a decrease of 29% at SlimWare, due primarily to lower subscription revenue, partially offset by mobile growth. The effect of the adoption of ASU No. 2014-09 resulted in a decrease in revenue of $3.1 million at SlimWare. Partnerships revenue continued to decline as expected due primarily to the loss of certain partners.
Publishing revenue increased 74% due to $91.3 million, or 90%, higher Ask & Other revenue and $24.2 million, or 45%, higher Premium Brands revenue. Revenue growth for both Ask & Other and Premium Brands were due primarily to the factors described above in the three-month discussion.
Cost of revenue
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$218,224	$79,191	57%	$139,033
As a percentage of revenue	21%			18%
Cost of revenue in 2018 increased from 2017 due to increases of $36.4 million from Publishing, $34.7 million from MTCH and $7.1 million from ANGI.

•	The Publishing increase was due primarily to an increase of $33.1 million in traffic acquisition costs driven by higher revenue at Ask & Other and an increase of $2.7 million in compensation expense.

•	The MTCH increase was due primarily to an increase of $33.6 million in in-app purchase fees as revenues are increasingly sourced through mobile app stores.

•
The ANGI increase was due primarily to increases of $2.4 million in traffic acquisition costs, $2.0 million in credit card processing fees due to $1.2 million from the inclusion of Angie's List and higher Marketplace Revenue, $1.2 million in hosting fees, primarily from the inclusion of Angie's List, and $0.8 million in costs associated with publishing and distributing the Angie's List Magazine.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$420,186	$135,195	47%	$284,991
As a percentage of revenue	20%			19%
Cost of revenue in 2018 increased from 2017 due to increases of $69.8 million from MTCH, $61.4 million from Publishing and $13.9 million from ANGI, partially offset by a decrease of $8.9 million from Other.

•	The MTCH increase was due primarily to the factor described above in the three-month discussion.

•	The Publishing and ANGI increases were due primarily to the factors described above in the three-month discussion.

•	The Other decrease was due to the sale of The Princeton Review.
Selling and marketing expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$369,660	$49,556	15%	$320,104
As a percentage of revenue	35%			42%
Selling and marketing expense in 2018 increased from 2017 due to increases of $30.9 million from ANGI, $9.0 million from Publishing and $8.6 million from Video.

•
The ANGI increase was due primarily to higher marketing expense of $14.1 million and an increase of $13.7 million in compensation expense, both reflecting the impact from the inclusion of Angie's List. The increase in marketing expense is due primarily to increased investments in online marketing and television spend. Compensation expense increased due primarily to growth in the sales force, partially offset by a reduction in sales commissions expense of $2.1 million due to the adoption of ASU No. 2014-09. As a percentage of revenue, selling and marketing expense declined due, in part, to accelerated revenue growth driven by capacity expansion efforts combined with marketing optimization efforts at HomeAdvisor.

•
The Publishing increase was due primarily to higher marketing expense of $5.7 million, principally related to higher Ask & Other revenue, and an increase of $3.0 million in compensation expense due, in part, to an increase in the sales force at Investopedia and The Daily Beast, and an increase in severance.

•
The Video increase was due primarily to an increase of $3.5 million in marketing expense at Vimeo, $3.1 million of expense from the inclusion of Livestream and higher compensation expense at Electus of $2.7 million, partially offset by a decrease of $1.4 million from Daily Burn, following its move to the Applications segment effective April 1, 2018.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$772,492	$101,977	15%	$670,515
As a percentage of revenue	38%			44%

Selling and marketing expense in 2018 increased from 2017 due to increases of $73.0 million from ANGI, $23.0 million from Publishing, $16.0 million from Video and $13.6 million from MTCH, partially offset by decreases of $16.2 million from Applications and $7.3 million from Other.

•
The ANGI and Publishing increases were due primarily to the factors described above in the three-month discussion. Compensation expense at ANGI in 2018 reflects a reduction in sales commissions expense of $8.2 million due to the adoption of ASU No. 2014-09.

•
The Video increase was due primarily to increases in marketing expense at both Vimeo and IAC Films of $6.3 million and $3.0 million, respectively, higher compensation expense at Electus and Vimeo of $5.8 million and $1.0 million, respectively, and $5.3 million of expense from the inclusion of Livestream, partially offset by a decrease of $5.9 million from Daily Burn, following its move to the Applications segment effective April 1, 2018.

•
The MTCH increase was due primarily to higher marketing expense of $13.6 million. The increase in marketing expense is due primarily to an increase in investments in Tinder and Pairs and the launch of a new brand in Europe. As a percentage of revenue, selling and marketing expense decreased due primarily to the ongoing shift towards brands with lower relative marketing spend.

•	The Applications decrease was due primarily to lower online marketing expense of $18.4 million at Consumer.

•	The Other decrease was due to the sale of The Princeton Review.
General and administrative expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$188,363	$38,141	25%	$150,222
As a percentage of revenue	18%			20%
General and administrative expense in 2018 increased from 2017 due to increases of $27.5 million from ANGI, $5.3 million from Corporate, $2.9 million from Applications and $2.5 million from Video.

•
The ANGI increase was due primarily to higher compensation expense of $20.3 million. The increase in compensation expense was due primarily to an increase of $8.0 million in stock-based compensation expense, an increase in headcount following the Combination and existing business growth and the inclusion of $0.5 million in severance and retention costs in 2018 related to the Combination. The increase in stock-based compensation expense reflects $12.6 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards, and $2.2 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, partially offset by the inclusion in 2017 of a modification charge related to an equity award. General and administrative expense also includes increases of $3.3 million in bad debt expense due, in part, to higher Marketplace Revenue, and $2.9 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List, partially offset by the inclusion in 2017 of $3.7 million of transaction-related costs related to the Combination.

•	The Corporate increase was due primarily to a mark-to-market stock-based compensation expense adjustment.

•	The Applications increase was due primarily to the inclusion in the second quarter of 2017 of a $2.9 million favorable legal settlement.

•	The Video increase was due primarily to $2.0 million of expense from the inclusion of Livestream.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$372,547	$78,730	27%	$293,817
As a percentage of revenue	18%			19%
General and administrative expense in 2018 increased from 2017 due to increases of $67.1 million from ANGI, $15.1 million from Corporate and $5.0 million from Video, partially offset by a decrease of $9.3 million from Other.

•
The ANGI increase was due primarily to higher compensation expense of $50.5 million. The increase in compensation expense was due primarily to an increase of $26.1 million in stock-based compensation expense, an increase in headcount following the Combination and existing business growth and the inclusion of $2.4 million in severance and retention costs in 2018 related to the Combination. The increase in stock-based compensation expense reflects $25.2 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards, and $6.3 million in expense related to previously issued Angie's List equity awards, including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, partially offset by the inclusion in 2017 of a modification charge related to an equity award. General and administrative expense also includes increases of $6.8 million in bad debt expense and $5.0 million in software license and maintenance costs, partially offset by the inclusion in 2017 of $4.8 million of transaction-related costs principally related to the Combination.

•	The Corporate increase was due primarily to the factor described above in the three-month discussion.

•	The Video increase was due primarily to $3.9 million of expense from the inclusion of Livestream.

•	The Other decrease was due to the sale of The Princeton Review.
Product development expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$75,445	$20,015	36%	$55,430
As a percentage of revenue	7%			7%
Product development expense in 2018 increased from 2017 due to increases of $8.6 million from MTCH, $6.7 million from ANGI and $3.5 million from Video.

•
The MTCH increase was due primarily to an increase of $8.3 million in compensation expense, which includes $4.7 million related primarily to higher headcount at Tinder and the employer portion of payroll taxes paid upon the exercise of MTCH options and $3.6 million in stock-based compensation expense due primarily to the issuance of new equity awards since 2017.

•
The ANGI increase was due primarily to increases of $4.8 million in compensation expense and $0.9 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List. The increase in compensation expense was due primarily to increased headcount as well as an increase of $1.4 million in stock-based compensation expense due principally to the modification charges related to the Combination.

•	The Video increase was due primarily to $2.7 million of expense from the inclusion of Livestream.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$152,382	$42,192	38%	$110,190
As a percentage of revenue	7%			7%
Product development expense in 2018 increased from 2017 due to increases of $18.4 million from MTCH, $16.9 million from ANGI and $6.7 million from Video.

•
The MTCH increase was due primarily to an increase of $18.2 million in compensation expense, which includes $10.5 million related primarily to higher headcount at Tinder and the employer portion of payroll taxes paid upon the exercise of MTCH options and $7.7 million in stock-based compensation expense due primarily to the issuance of new equity awards since 2017.

•
The ANGI increase was due primarily to increases of $12.1 million in compensation expense, including $3.6 million from an increase in stock-based compensation expense, and $2.5 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List. The increase in compensation expense was due primarily to the factors described above in the three-month discussion.

•	The Video increase was due primarily to the factor described above in the three-month discussion.
Depreciation
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$18,805	$466	3%	$18,339
As a percentage of revenue	2%			2%
Depreciation in 2018 increased from 2017 due primarily to ANGI and MTCH related to continued corporate growth, partially offset by certain fixed assets becoming fully depreciated.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$38,062	$(165)	—%	$38,227
As a percentage of revenue	2%			3%
Depreciation in 2018 decreased slightly from 2017 due, in part, to the sale of The Princeton Review and certain fixed assets becoming fully depreciated, partially offset by increased depreciation at both ANGI and MTCH related to continued corporate growth.

Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
Match Group	$150,165	$67,190	81%	$82,975	$262,398	$120,552	85%	$141,846
ANGI Homeservices	23,262	27,403	NM	(4,141)	12,506	15,259	NM	(2,753)
Video	(14,982)	(7,153)	(91)%	(7,829)	(30,857)	(7,439)	(32)%	(23,418)
Applications	33,077	(6,057)	(15)%	39,134	58,538	(13,364)	(19)%	71,902
Publishing	12,807	15,664	NM	(2,857)	28,618	37,263	NM	(8,645)
Other	—	—	—%	—	—	5,621	NM	(5,621)
Corporate	(35,892)	(4,245)	(13)%	(31,647)	(72,816)	(12,200)	(20)%	(60,616)
Total	$168,437	$92,802	123%	$75,635	$258,387	$145,692	129%	$112,695

As a percentage of revenue	16%			10%	13%			7%
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017
Operating income in 2018 increased from 2017 due primarily to the increase in Adjusted EBITDA of $120.5 million, described below, and a change of $2.9 million in acquisition-related contingent consideration fair value adjustments, partially offset by increases of $18.6 million in stock-based compensation expense, $11.6 million in amortization of intangibles and $0.5 million in depreciation. The increase in stock-based compensation expense was due primarily to an increase of $10.2 million at ANGI due primarily to the modification and acceleration charges related to the Combination. The increase in amortization of intangibles was due primarily to the Combination and the acquisition of Livestream, partially offset by a Publishing trade name that was fully amortized in 2017.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
Operating income in 2018 increased from 2017 due primarily to the increase in Adjusted EBITDA of $207.0 million, described below, a change of $4.7 million in acquisition-related contingent consideration fair value adjustments and a decrease of $0.2 million in depreciation, partially offset by increases of $43.8 million in stock-based compensation expense and $22.4 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to an increase of $30.7 million at ANGI due primarily to the modification and acceleration charges related to the Combination. The increase in amortization of intangibles was due primarily to the factors described above in the three-month discussion.
At June 30, 2018, there was $385.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
Match Group	$175,561	$65,651	60%	$109,910	$313,302	$117,161	60%	$196,141
ANGI Homeservices	66,979	53,313	390%	13,666	103,619	79,741	334%	23,878
Video	(11,102)	(4,270)	(63)%	(6,832)	(24,042)	(2,478)	(12)%	(21,564)
Applications	35,404	(5,142)	(13)%	40,546	62,156	(13,323)	(18)%	75,479
Publishing	13,755	11,015	402%	2,740	30,968	27,049	690%	3,919
Other	—	—	—%	—	—	1,532	NM	(1,532)
Corporate	(15,552)	(29)	—%	(15,523)	(32,560)	(2,722)	(9)%	(29,838)
Total	$265,045	$120,538	83%	$144,507	$453,443	$206,960	84%	$246,483

As a percentage of revenue	25%			19%	22%			16%
For a reconciliation of operating income (loss) for the Company's reportable segments and net earnings attributable to IAC's shareholders to Adjusted EBITDA, see "Note 10—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017
MTCH Adjusted EBITDA increased 60% due primarily to the increase of $111.6 million in revenue due to growth at Tinder, and lower operating expenses as a percentage of revenue, partially offset by higher in-app purchase fees as revenues are increasingly sourced through mobile app stores.
ANGI Adjusted EBITDA increased 390% due primarily to the increase of $114.1 million in revenue, which reflects the write-off of deferred revenue related to the Combination of $1.8 million, and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount, following the Combination, and increases in software license and maintenance costs and bad debt expense and the inclusion in 2018 of $0.8 million of costs related to the Combination (including severance, retention and integration related costs). Transaction-related costs related to the Combination in 2017 were $3.7 million. Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $2.1 million due to the adoption of ASU No. 2014-09.
Video Adjusted EBITDA loss increased 63%, despite higher revenue, driven by higher losses from Electus and Vimeo, partially offset by profits at IAC Films. The increased Adjusted EBITDA loss at Vimeo, despite higher revenue, was driven by investments in product development and marketing expense to continue to grow the business.
Applications Adjusted EBITDA decreased 13% due primarily to lower revenue and the inclusion in the second quarter of 2017 of a $2.9 million favorable legal settlement, partially offset by lower online marketing spend and the contribution from Daily Burn, which moved from the Video segment effective April 1, 2018.
Publishing Adjusted EBITDA increased $11.0 million, due primarily to higher revenue and lower operating expenses as a percentage of revenue.
Corporate Adjusted EBITDA loss was flat.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017
MTCH Adjusted EBITDA increased 60% due primarily to the factors described above in the three-month discussion.
ANGI Adjusted EBITDA increased 334% due primarily to the increase of $218.7 million in revenue, which reflects the write-off of deferred revenue related to the Combination of $4.6 million, profit from the inclusion of MyBuilder for the full 2018-year period and the factors described above in the three-month discussion. Additionally, 2017 reflects the inclusion of

$4.8 million of transaction-related costs principally related to the Combination. Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $8.2 million due to the adoption of ASU No. 2014-09.
Video Adjusted EBITDA loss increased 12%, despite higher revenue, due to the factors described above in the three-month discussion as well as lower losses from Daily Burn, which moved to the Applications segment effective April 1, 2018.
Applications Adjusted EBITDA decreased 18% due primarily to the factors described above in the three-month discussion.
Publishing Adjusted EBITDA increased $27.0 million, due primarily to the factors described above in the three-month discussion.
Corporate Adjusted EBITDA loss increased 9% due primarily to higher compensation costs.
Interest expense
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$27,356	$2,628	11%	$24,728
Interest expense in 2018 increased from 2017 due primarily to the increase in the average outstanding long-term debt balance from the prior year, partially offset by lower weighted average interest rates in 2018.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$53,861	$4,341	9%	$49,520
Interest expense in 2018 increased from 2017 due primarily to the factors described above in the three-month discussion.
Other income, net
For the three months ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income, net	$171,141	$160,911	NM	$10,230
Other income, net in 2018 includes: $126.4 million of net unrealized gains related to certain equity investments that were adjusted to fair value in accordance with ASU No. 2016-01, which was adopted on January 1, 2018; $27.3 million in realized gains related to the sale of certain equity investments; $10.0 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound and Euro; and interest income of $7.0 million.
Other income, net in 2017 includes: $21.2 million in realized gains related to the sale of certain investments; $2.5 million of interest income; $8.0 million mark-to-market charge pertaining to a subsidiary denominated equity award held by a non-employee; $3.6 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro; and a $1.4 million other-than-temporary impairment charge related to a cost method investment.

For the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income, net	$166,522	$164,006	NM	$2,516
Other income, net in 2018 includes: $126.6 million of net unrealized gains related to certain equity investments as described above in the three-month discussion; $27.2 million in realized gains related to the sale of certain equity investments; $12.2 million of interest income; and $2.1 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound and Euro.
Other income, net in 2017 includes: $21.3 million in realized gains related to the sale of certain investments; $4.1 million of interest income; $10.6 million mark-to-market charge pertaining to a subsidiary denominated equity award held by a non-employee; $6.2 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro; and $4.8 million in other-than-temporary impairment charges related to certain cost method investments.
Income tax (provision) benefit
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax (provision) benefit	$(31,368)	NM	NM	$19,420
Effective income tax rate	10%			NM

In the second quarter of 2018, the Company recorded an income tax provision of $31.4 million for an effective income tax rate of 10%, which is lower than the statutory rate of 21% primarily due to excess tax benefits generated by the exercise and vesting of stock-based awards.
The 2017 income tax benefit, despite pre-tax income, was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax (provision) benefit	$(2,355)	NM	NM	$43,329
Effective income tax rate	1%			NM

For 2018, the Company recorded an income tax provision of $2.4 million for an effective income tax rate of 1%, which is lower than the statutory rate of 21% primarily due to the factors described above in the three-month discussion.
The 2017 income tax benefit is due primarily to the factors described above in the three-month discussion.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. The Company was also able to make a reasonable estimate of the impact of GILTI on the expected annual effective income tax rate and recorded a tax expense for the three and six months ended June 30, 2018. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which was issued and adopted by the Company in March 2018. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax and expects to finalize its calculation prior to the filing of its U.S. federal tax return, which is due on October 15, 2018. The additional information includes, but is not limited to, the allocation and sourcing of income and deductions in 2017 for purposes of calculating the utilization of foreign tax credits. In addition, our estimates may also be impacted and adjusted as the law is clarified and additional guidance is issued at the federal and state levels. No adjustment was made in the three and six months ended June 30, 2018 to the Company’s previously recorded provisional tax expense, including for the impact of the issuance of Treasury Notices 2018-26 and 2018-28 as we continue to assess their impact, which we believe is immaterial.
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
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

	Three Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$62,501	$48,212	337%	$14,289
Net earnings attributable to noncontrolling interests in 2018 primarily represents the publicly-held interest in MTCH's and ANGI's earnings as well as the net earnings attributable to the noncontrolling interests in a subsidiary that holds the unrealized gains related to certain equity investments that were adjusted during the second quarter of 2018 to fair value in accordance with ASU No. 2016-01.
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in MTCH's earnings.
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

	Six Months Ended June 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$79,258	$62,715	379%	$16,543
Net earnings attributable to noncontrolling interests in 2018 primarily represents the publicly-held interest in MTCH's and ANGI's earnings as well as the net earnings attributable to the noncontrolling interests in a subsidiary that holds the unrealized gains described above in the three-month discussion, partially offset by net losses attributable to the noncontrolling interests in certain subsidiaries within the Video segment.
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
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to IAC shareholders to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017, see "Note 10—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
Non-Cash Expenses That Are Excluded From Non-GAAP Measure
        Stock-based compensation expense consists principally of expense associated with the grants, including unvested grants assumed in acquisitions (including the Combination), of stock options, restricted stock units ("RSUs"), performance-based RSUs and market-based awards. These expenses are not paid in cash, and we include the related shares in our fully diluted shares outstanding using the treasury stock method. Performance-based RSUs and market-based awards are included only to the extent the applicable performance or market condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). To the extent that stock-based awards are settled on a net basis, the Company remits the required tax-withholding amounts from its current funds.
        Depreciation is a non-cash expense relating to our property and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
        Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions (including the Combination). At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as service professional relationships, technology, customer lists and user base, content, trade names and memberships, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$1,459,815	$1,178,616
All other countries(a)	185,014	452,193
Total cash and cash equivalents	1,644,829	1,630,809
Marketable securities (United States)	120,410	4,995
Total cash and cash equivalents and marketable securities(b) (c)	$1,765,239	$1,635,804

MTCH Debt:
MTCH Term Loan	$425,000	$425,000
6.375% MTCH Senior Notes	400,000	400,000
5.00% MTCH Senior Notes	450,000	450,000
Total MTCH long-term debt	1,275,000	1,275,000
Less: unamortized original issue discount	8,010	8,668
Less: unamortized debt issuance costs	12,725	13,636
Total MTCH debt, net	1,254,265	1,252,696

ANGI Debt:
ANGI Term Loan	268,125	275,000
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,635	2,938
Total ANGI debt, net	251,740	258,312

IAC Debt:
Exchangeable Notes	517,500	517,500
4.75% Senior Notes	34,489	34,859
Total IAC long-term debt	551,989	552,359
Less: unamortized original issue discount	60,654	67,158
Less: unamortized debt issuance costs	15,069	16,740
Total IAC debt, net	476,266	468,461

Total long-term debt, net	$1,982,271	$1,979,469
_________________________________________________________________________

(a)
At June 30, 2018, all of the Company’s international cash can be repatriated without significant tax consequences as it has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act. During the six months ended June 30, 2018, foreign cash of $326.0 million was repatriated to the U.S.

(b)
Cash and cash equivalents at June 30, 2018 and December 31, 2017 includes MTCH's domestic and international cash and cash equivalents of $198.3 million and $111.5 million; and $203.5 million and $69.2 million, respectively. MTCH is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and its subsidiaries.

(c)
Cash and cash equivalents at June 30, 2018 and December 31, 2017 includes ANGI's domestic and international cash and cash equivalents of $250.0 million and $5.6 million; and $214.8 million and $6.7 million, respectively. ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of ANGI and its subsidiaries.

IAC, MTCH and ANGI Long-term Debt
For a detailed description of IAC, MTCH and ANGI long-term debt, see "Note 7—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by (used in)
Operating activities	$379,802	$157,714
Investing activities	(165,647)	99,124
Financing activities	(202,705)	(99,880)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include unrealized gains and losses on equity securities, stock-based compensation expense, amortization of intangibles, depreciation, gains from the sale of investments and businesses, bad debt expense and deferred income taxes.
2018
Adjustments to earnings primarily consist of $116.6 million of stock-based compensation expense, $40.1 million of amortization of intangibles, $38.1 million of depreciation and $20.9 million of bad debt expense, partially offset by $126.6 million of net unrealized gains on certain equity securities, $27.2 million of gains from the sale of investments and $11.3 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards, partially offset by the deferred income tax provision on the net unrealized gains on certain equity securities. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $60.2 million, an increase in other assets of $38.2 million, partially offset by an increase in deferred revenue of $45.6 million. The increase in accounts receivable is primarily due to revenue growth at ANGI, MTCH and Publishing. The increase in other assets is primarily related to increases in prepaid hosting services and capitalized mobile app store fees at MTCH and increases in capitalized sales commissions and prepaid marketing at ANGI. The increase in deferred revenue is due mainly to growth in subscription sales at MTCH, Vimeo and ANGI and an increase at Electus mainly due to the timing of cash received related to various production deals.
Net cash used in investing activities includes purchases (net of maturities and sales) of marketable debt securities of $114.4 million, cash used for acquisitions and investments of $48.7 million, and capital expenditures of $39.7 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services and computer hardware, partially offset by net proceeds from the sale of investments of $27.5 million and $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis.
Net cash used in financing activities includes $115.3 million and $21.4 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $73.9 million for the repurchase of 1.7 million shares, on a settlement date basis, of MTCH common stock at an average price of $43.43 per share, $7.9 million for the repurchase of 0.1 million shares, on a settlement date basis, of IAC common stock at an average price of $150.81 per share, and $6.9 million in principal payments on ANGI debt, partially offset by $27.3 million in proceeds from the exercise of IAC stock options.
2017
Adjustments to earnings primarily consist of $72.9 million of stock-based compensation expense, $38.2 million of depreciation, $17.8 million of amortization of intangibles, $14.0 million of bad debt expense and $6.6 million of deferred income taxes, partially offset by $19.7 million of net gains from the sale of businesses and investments. The deferred income tax provision primarily relates to the exercise and vesting of stock-based awards. The decrease from changes in working capital consists of a decrease in income taxes payable and receivable of $59.7 million, an increase in accounts receivable of $22.8 million, an increase in other assets of $18.5 million and a decrease in accounts payable and other current liabilities of $13.7 million, partially offset by an increase in deferred revenue of $15.2 million. The decrease in income taxes payable and receivable primarily relates to the exercise and vesting of stock-based awards. The increase in accounts receivable is primarily due to revenue growth at ANGI and MTCH. The increase in other assets is primarily related to an increase in prepaid marketing at ANGI and an increase in prepaid hosting services at MTCH. The decrease in accounts payable and other liabilities is due to an $11.1 million acquisition-related contingent consideration payment. The increase in deferred revenue is due mainly to growth in subscription sales at MTCH, ANGI and Vimeo, partially offset by decreases at Electus mainly due to the delivery of programming related to various production deals.
Net cash provided by investing activities includes net proceeds from the sale of businesses and investments of $119.7 million, which is primarily related to the proceeds from the sale of The Princeton Review, and proceeds from maturities and sales (net of purchases) of marketable debt securities of $74.4 million, partially offset by $49.2 million of cash used primarily for the MyBuilder and HomeStars acquisitions, and capital expenditures of $41.8 million, primarily related to the Company's purchase of a 50% ownership interest in an aircraft and investments in the development of capitalized software at MTCH and ANGI to support their products and services, as well as computer hardware.
Net cash used in financing activities includes $56.4 million for the repurchase of 0.8 million shares, on a settlement date basis, of IAC common stock at an average price of $69.24 per share, $49.9 million for withholding taxes paid on behalf of IAC employees for stock-based awards that are net settled, $31.6 million for the repurchases of IAC debt, $28.4 million for withholding taxes paid on behalf of MTCH employees for stock-based awards that are net settled, and $12.4 million for the purchase of noncontrolling interests, partially offset by $48.1 million and $39.4 million in proceeds from the exercise of IAC and MTCH stock options, respectively.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and cash flows generated from operations. IAC's consolidated cash and cash equivalents at June 30, 2018 were $1.6 billion, of which $309.8 million was held by MTCH and $255.6 million was held by ANGI. The Company generated $379.8 million of operating cash flows for the six months ended June 30, 2018, of which $243.5 million was generated by MTCH and $73.6 million was generated by ANGI. Each of MTCH and ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and ANGI and their respective subsidiaries. In addition, agreements governing MTCH and ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of MTCH, its leverage ratio (as defined in the MTCH debt agreements) exceeds 5.0 to 1.0, and in the case of ANGI, its leverage ratio (as defined in the ANGI Term Loan) exceeds 4.0 to 1.0. There were no such limitations at June 30, 2018.
IAC has a $300 million revolving credit facility that expires on October 7, 2020. MTCH has a $500 million revolving credit facility that expires on October 7, 2020. Both credit facilities were undrawn as of June 30, 2018 and currently remain undrawn.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2018 capital expenditures are expected to be higher than 2017 by approximately 20%, driven, in part, by higher capital expenditures for ANGI related to the development of capitalized software to support its products and services, its new corporate headquarters in Denver and the expansion of office space in Indianapolis, partially offset by lower capital expenditures at Corporate.
During the six months ended June 30, 2018, IAC repurchased 0.1 million shares, on a trade date basis, of its common stock at an average price of $151.41 per share, or $14.7 million in aggregate. From July 1, 2018 through August 6, 2018, IAC repurchased an additional 0.4 million shares at an average price of $152.41 per share, or $68.2 million in aggregate. IAC has 8.0 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
During the six months ended June 30, 2018, MTCH repurchased 1.9 million shares, on a trade date basis, of its common stock at an average price of $43.08 per share, or $79.8 million in aggregate. During July 2018, MTCH repurchased an additional 0.1 million shares at an average price of $39.21 per share, or $5.8 million in aggregate. MTCH has 4.0 million shares remaining in its share repurchase authorization.

The Company has granted stock options and stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of IAC common shares that would be required to settle these vested and unvested interests, other than for MTCH, ANGI and their subsidiaries, at current estimated fair values, at August 6, 2018, is 0.1 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $17.7 million at August 6, 2018, assuming a 50% withholding rate. The number of shares ultimately needed to settle these awards may vary significantly as a result of both movements in the Company's stock price and the determination of fair value of the relevant subsidiary that is different than the Company's estimate. The Company's RSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis. The number of IAC common shares that would be required to settle these awards at August 6, 2018, is 0.2 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $33.7 million at August 6, 2018, assuming a 50% withholding rate.
The Company's publicly traded subsidiaries have also granted equity awards denominated in the shares of those subsidiaries, all of which are currently being net settled and some of which may be settled using IAC shares.
MTCH currently settles all equity awards on a net basis. Assuming all MTCH equity awards outstanding on August 6, 2018 were net settled, MTCH would have issued 10.7 million common shares (of which 2.1 million is related to vested shares and 8.6 million is related to unvested shares) and would have remitted $412.9 million (of which $80.8 million is related to vested shares and $332.1 million is related to unvested shares) in cash for withholding taxes (assuming a 50% withholding rate). Certain MTCH stock options ("Tandem Awards") can be settled in MTCH or IAC common stock at the Company's election. Assuming all vested and unvested Tandem Awards outstanding on August 6, 2018 were exercised on that date and settled using IAC stock, 0.4 million IAC common shares would have been issued in settlement and MTCH would have issued 1.8 million shares, which is included in the amount above, to IAC as reimbursement.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable on a net basis with ANGI remitting withholding taxes on behalf of the employee; most of these awards are not currently exercisable. At IAC's election, these awards are settled in Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC either in cash or through the issuance of Class A common shares to IAC. Assuming all converted stock appreciation rights outstanding on August 6, 2018 were settled using IAC stock, 1.8 million IAC common shares would have been issued in settlement and IAC would have been issued 16.7 million shares of ANGI Class A common stock and ANGI would have remitted $272.7 million in cash for withholding taxes (assuming a 50% withholding rate). ANGI is net settling substantially all other equity awards upon exercise or vesting. Assuming all other ANGI awards outstanding on August 6, 2018 were net settled, ANGI would have issued 1.2 million Class A common shares and would have remitted $19.9 million in cash for withholding taxes (assuming a 50% withholding rate).
As of June 30, 2018, IAC's economic and voting interest in MTCH is 81.2% and 97.6%, respectively, and in ANGI is 86.4% and 98.5%, respectively. As described above, certain MTCH and ANGI equity awards can be settled either in IAC common shares or the common shares of these subsidiaries at IAC's election. The Company currently expects to settle a sufficient number of awards in IAC shares to maintain an economic interest in both MTCH and ANGI of at least 80% and to otherwise take such other steps as necessary to maintain an economic interest in each of MTCH and ANGI of at least 80%.
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
All of the Company’s international cash can be repatriated without significant tax consequences as it has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act.  During the six months ended June 30, 2018, foreign cash of $326.0 million was repatriated to the U.S.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At June 30, 2018, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management of the Company is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. Presented below is an update to Part II, Item 7, the “Critical Accounting Policies and Estimates" following the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018. There have been no other changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2017. See "Note 1—The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements" for the summary of significant accounting policies.

Investments in Debt and Equity Securities

Debt Securities

The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company also invests in non-marketable debt securities as part of its investment strategy. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net.

Equity Securities

The Company invests in equity securities as part of its investment strategy. Our equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative upon the adoption of ASU No. 2016-01 with changes recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Under the measurement alternative, the value of our equity securities without readily determinable fair values is generally determined based on a market approach as of the transaction date. We review impairment of our equity securities each reporting period when there are qualitative indicators that may indicate impairment. Once the qualitative indicators are identified and the fair value of the security is less than its carrying value, we will write down the security to its fair value and record the corresponding charge within other income (expense), net.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2018, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
In the ordinary course of business, the Company and its subsidiaries are (or may become) parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Although the results of legal proceedings and claims cannot be predicted with certainty, neither the Company nor any of its subsidiaries is currently a party to any legal proceedings, the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.
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

On October 30, 2017, the plaintiffs filed a second amended consolidated complaint, which among other things, dropped their claim under Section 12 of the Securities Act of 1933. Pursuant to an agreed-upon briefing schedule approved by the court, the defendants filed motions to dismiss the second amended consolidated complaint on December 15, 2017, the plaintiffs filed an opposition to the motions on January 29, 2018, and the defendants filed replies to the opposition on February 20, 2018. On March 8, 2018, the court issued an order transferring the case from Judge Lindsay to newly appointed Judge Scholer. On June 19, 2018, the court heard oral arguments on the motions, issued an oral ruling from the bench dismissing the second amended consolidated complaint without leave to amend, and indicated that a written opinion and order would be forthcoming. On July 10, 2018, pursuant to the court’s suggestion at oral argument, the defendants submitted a proposed order formalizing the court’s dismissal ruling.
Consumer Class Action Challenging Tinder’s Age-Tiered Pricing

On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount. On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint. On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means. On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action. On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal. On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act. Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision.  On May 9, 2018, the California Supreme Court denied the petition. The case has been returned to the trial court for further proceedings. We and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: (i) our continued ability to market, distribute and monetize our products and services through search engines, social media platforms and digital app stores, (ii) the failure or delay of the markets and industries in which our businesses operate to migrate online, (iii) our continued ability to introduce new and enhanced products and services that resonate with consumers, (iv) our ability to market our various products and services in a successful and cost-effective manner, (v) our ability to compete effectively against current and future competitors, (vi) our ability to build, maintain and/or enhance our various brands, (vii) our ability to develop and monetize versions of our products and services for mobile and other digital devices, (viii) our continued ability to rely on third parties in connection with the distribution and use of our products and services, (ix) adverse economic events or trends, either generally and/or in any of the markets in which our businesses operate, (x) our continued ability to communicate with users and consumers via e-mail or an effective alternative means of communication, (xi) the migration of users from our higher monetizing dating products to our lower monetizing dating products, (xii) our ability to successfully offset increasing digital app store fees, (xiii) our ability to establish and maintain relationships with quality service professionals, (xiv) changes in our relationship with, or policies implemented by, Google, (xv) foreign exchange currency rate fluctuations, (xvi) our ability to protect our systems from cyberattacks and to protect personal and confidential user information, (xvii) the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, (xviii) the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with whom we do business), (xix) changes in key personnel, (xx) our ability to service our outstanding indebtedness, (xxi) dilution with respect to our investments in Match Group and ANGI Homeservices, (xxii) operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, (xxiii) our ability to successfully integrate Angie's List, (xxiv) our ability to expand successfully into international markets, (xxv) regulatory changes and (xxvi) our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2018.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended June 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 2018	—	$—	—	8,580,742
May 2018	32,178	$149.12	32,178	8,548,564
June 2018	65,000	$152.54	65,000	8,483,564
Total	97,178	$151.41	97,178	8,483,564

_____________________________________________________________________________

(1)	Reflects repurchases made pursuant to the repurchase authorization previously announced in May 2016.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of June 30, 2018 pursuant to the May 2016 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
3.4	Certificate of Designations of Series C Cumulative Preferred Stock.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.1	IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan. (1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 29, 2018.
10.2	Employment Agreement between Mark Stein and the Registrant, dated as of June 28, 2018. (1)	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on June 29, 2018.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
101.INS	XBRL Instance (2)
101.SCH	XBRL Taxonomy Extension Schema (2)
101.CAL	XBRL Taxonomy Extension Calculation (2)
101.DEF	XBRL Taxonomy Extension Definition (2)
101.LAB	XBRL Taxonomy Extension Labels (2)
101.PRE	XBRL Taxonomy Extension Presentation (2)
_______________________________________________________________________________

(1)	Reflects a management and director compensatory plan and management contract.

(2)	Filed herewith.

(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 9, 2018
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	August 9, 2018
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES