Form 10-Q
period 2018-09-30
IAC/INTERACTIVECORP
filed 2018-11-09
CIK 891103

As filed with the Securities and Exchange Commission on November 9, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 2, 2018, the following shares of the registrant's common stock were outstanding:

Common Stock	77,724,487
Class B Common Stock	5,789,499
Total outstanding Common Stock	83,513,986

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 2, 2018 was $15,278,631,437. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$1,670,984	$1,630,809
Marketable securities	208,555	4,995
Accounts receivable, net of allowance of $19,835 and $11,489, respectively	347,158	304,027
Other current assets	246,197	185,374
Total current assets	2,472,894	2,125,205

Property and equipment, net of accumulated depreciation and amortization of $283,129 and $271,811, respectively	308,465	315,170
Goodwill	2,572,221	2,559,066
Intangible assets, net of accumulated amortization of $129,842 and $74,957, respectively	624,102	663,737
Long-term investments	217,615	64,977
Deferred income taxes	84,817	66,321
Other non-current assets	92,233	73,334
TOTAL ASSETS	$6,372,347	$5,867,810

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	76,193	76,571
Deferred revenue	381,397	342,483
Accrued expenses and other current liabilities	422,165	366,924
Total current liabilities	893,505	799,728

Long-term debt, net	1,983,993	1,979,469
Income taxes payable	25,241	25,624
Deferred income taxes	34,861	35,070
Other long-term liabilities	36,625	38,229

Redeemable noncontrolling interests	69,530	42,867

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 262,040 and 260,624 shares, respectively, and outstanding 77,701 and 76,829 shares, respectively	262	261
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	11,955,629	12,165,002
Retained earnings	1,067,042	595,038
Accumulated other comprehensive loss	(112,855)	(103,568)
Treasury stock 194,708 and 194,163 shares, respectively	(10,309,612)	(10,226,721)
Total IAC shareholders' equity	2,600,482	2,430,028
Noncontrolling interests	728,110	516,795
Total shareholders' equity	3,328,592	2,946,823
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,372,347	$5,867,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue	$1,104,592	$828,434	$3,158,789	$2,356,654
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	237,238	166,290	657,424	451,281
Selling and marketing expense	386,802	352,879	1,159,294	1,023,394
General and administrative expense	190,903	235,580	563,450	529,397
Product development expense	77,740	70,645	230,122	180,835
Depreciation	18,925	17,263	56,987	55,490
Amortization of intangibles	20,152	4,366	60,293	22,151
Total operating costs and expenses	931,760	847,023	2,727,570	2,262,548
Operating income (loss)	172,832	(18,589)	431,219	94,106
Interest expense	(27,610)	(25,036)	(81,471)	(74,556)
Other income (expense), net	8,113	(10,216)	174,635	(7,700)
Earnings (loss) before income taxes	153,335	(53,841)	524,383	11,850
Income tax benefit	18,242	279,480	15,887	322,809
Net earnings	171,577	225,639	540,270	334,659
Net earnings attributable to noncontrolling interests	(25,803)	(45,996)	(105,061)	(62,539)
Net earnings attributable to IAC shareholders	$145,774	$179,643	$435,209	$272,120

Per share information attributable to IAC shareholders:
Basic earnings per share	$1.75	$2.22	$5.22	$3.43
Diluted earnings per share	$1.49	$1.79	$4.55	$2.82

Stock-based compensation expense by function:
Cost of revenue	$512	$414	$1,937	$1,389
Selling and marketing expense	1,837	20,970	5,679	24,420
General and administrative expense	44,242	94,432	134,743	153,123
Product development expense	8,772	18,656	29,647	28,430
Total stock-based compensation expense	$55,363	$134,472	$172,006	$207,362
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net earnings	$171,577	$225,639	$540,270	$334,659
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	(1,050)	44,126	(12,233)	84,824
Change in unrealized gains and losses on available-for-sale securities (net of tax benefit of $4 for the three months ended September 30, 2018, and net of tax benefit of $3,846 for the nine months ended September 30, 2017)	(28)	—	(15)	(4,026)
Total other comprehensive (loss) income	(1,078)	44,126	(12,248)	80,798
Comprehensive income, net of tax	170,499	269,765	528,022	415,457
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(25,803)	(45,996)	(105,061)	(62,539)
Change in foreign currency translation adjustment attributable to noncontrolling interests	549	(6,901)	2,632	(14,188)
Comprehensive income attributable to noncontrolling interests	(25,254)	(52,897)	(102,429)	(76,727)
Comprehensive income attributable to IAC shareholders	$145,245	$216,868	$425,593	$338,730

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2018
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2017	$42,867	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	$(10,226,721)	$2,430,028	$516,795	$2,946,823
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	36,795	—	—	36,795	3,410	40,205
Net earnings	34,481	—	—	—	—	—	435,209	—	—	435,209	70,580	505,789
Other comprehensive loss, net of tax	(710)	—	—	—	—	—	—	(9,616)	—	(9,616)	(1,922)	(11,538)
Stock-based compensation expense	1,084	—	—	—	—	52,763	—	—	—	52,763	118,159	170,922
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,416	—	—	34,902	—	—	—	34,903	—	34,903
Purchase of treasury stock	—	—	—	—	—	—	—	—	(82,891)	(82,891)	—	(82,891)
Purchase of noncontrolling interests	(3,562)	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)
Adjustment of redeemable noncontrolling interests to fair value	(372)	—	—	—	—	372	—	—	—	372	—	372
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in Match Group	—	—	—	—	—	(270,149)	—	347	—	(269,802)	1,689	(268,113)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in ANGI Homeservices	—	—	—	—	—	(29,530)	—	(18)	—	(29,548)	6,006	(23,542)
Noncontrolling interests created in acquisitions	2,261	—	—	—	—	—	—	—	—	—	14,246	14,246
Other	(6,519)	—	—	—	—	2,269	—	—	—	2,269	383	2,652
Balance at September 30, 2018	$69,530	$262	262,040	$16	16,157	$11,955,629	$1,067,042	$(112,855)	$(10,309,612)	$2,600,482	$728,110	$3,328,592
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$540,270	$334,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	172,006	207,362
Amortization of intangibles	60,293	22,151
Depreciation	56,987	55,490
Bad debt expense	35,521	20,935
Deferred income taxes	(36,866)	(344,120)
Unrealized gains on equity securities, net	(126,444)	—
Gains from the sale of investments and businesses, net	(27,240)	(24,031)
Other adjustments, net	12,677	35,662
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(78,665)	(78,612)
Other assets	(48,935)	(17,326)
Accounts payable and other liabilities	57,891	36,407
Income taxes payable and receivable	1,971	4,433
Deferred revenue	52,234	44,791
Net cash provided by operating activities	671,700	297,801
Cash flows from investing activities:
Acquisitions, net of cash acquired	(17,635)	(69,113)
Capital expenditures	(60,113)	(56,519)
Proceeds from maturities and sales of marketable debt securities	125,000	114,350
Purchases of marketable debt securities	(326,906)	(24,909)
Purchases of investments	(32,180)	(9,105)
Net proceeds from the sale of investments and businesses	28,630	125,220
Other, net	9,646	1,319
Net cash (used in) provided by investing activities	(273,558)	81,243
Cash flows from financing activities:
Repurchases of IAC debt	(363)	(31,590)
Proceeds from issuance of Match Group debt	—	75,000
Principal payments on ANGI Homeservices debt	(10,313)	—
Purchase of IAC treasury stock	(82,891)	(56,424)
Purchase of Match Group treasury stock	(86,239)	—
Proceeds from the exercise of IAC stock options	38,903	69,065
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	2,876	57,705
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(3,011)	(57,180)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	(208,962)	(228,978)
Purchase of Match Group stock-based awards	—	(272,459)
Purchase of noncontrolling interests	(4,798)	(13,011)
Acquisition-related contingent consideration payments	(185)	(27,289)
Debt issuance costs	—	(2,637)
Other, net	(4,873)	(5,002)
Net cash used in financing activities	(359,856)	(492,800)
Total cash provided (used)	38,286	(113,756)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(207)	9,401
Net increase (decrease) in cash, cash equivalents, and restricted cash	38,079	(104,355)
Cash, cash equivalents, and restricted cash at beginning of period	1,633,682	1,360,199
Cash, cash equivalents, and restricted cash at end of period	$1,671,761	$1,255,844

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC operates Vimeo, Dotdash, The Daily Beast and Investopedia, among many others, and also has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, and OkCupid, and ANGI Homeservices, which includes HomeAdvisor and Angie’s List.
All references to "IAC," the "Company," "we," "our" or "us" in this report are to IAC/InterActiveCorp.
As of September 30, 2018, IAC’s economic and voting interest in:

•	Match Group were 80.9%, and 97.5%, respectively. All references to "Match Group" or "MTCH" in this report are to Match Group, Inc.

•	ANGI Homeservices were 86.3%, and 98.4%, respectively. All reference to "ANGI Homeservices" or "ANGI" in this report are to ANGI Homeservices Inc.
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
Investments in equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, upon its adoption on January 1, 2018, with changes recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and value is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. The Company reviews impairment of our equity securities each reporting period when there are qualitative indicators that may indicate impairment. Once the qualitative indicators are identified and the fair value of the security is less than its carrying value, the Company will write down the security to its fair value and record the corresponding charge within other income (expense), net. See "Accounting Pronouncements adopted by the Company" below for further information.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair values of marketable debt securities and equity securities without readily determinable fair values; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Google’s previously announced policy changes related to its Chrome browser became effective on September 12, 2018 and negatively impacted the distribution of our desktop products through the Chrome Web Store.  The impact of these changes on revenue and profits in the third quarter of 2018 were modest as the Company optimized marketing spend in anticipation of the changes.  While these changes will reduce revenue and profits of these products in the future, the negative effect on overall Applications revenue and profits are expected to be partially offset by marketing optimization and growth at our Mobile businesses.  The estimated fair value of the Applications reporting unit exceeded its carrying value by approximately 5% and the fair value of the related intangible asset approximated its carrying value as of our most recent assessment. As of September 30, 2018, the goodwill balance of the Applications reporting unit and the carrying value of the related intangible asset are $460.1 million and $56.6 million, respectively.
For the three and nine months ended September 30, 2018, revenue earned from Google was $204.4 million and $620.7 million, representing 19% and 20%, respectively, of the Company's consolidated revenue. For the three and nine months ended September 30, 2017, revenue earned from Google was $176.8 million and $539.2 million, representing 21% and 23%, respectively, of the Company's consolidated revenue. This revenue is earned principally by the businesses comprising the Applications and Publishing segments. For the three and nine months ended September 30, 2018, revenue earned from Google represents 72% and 76%, respectively, of Applications revenue and 67% and 71%, respectively, of Publishing revenue. For the three and nine months ended September 30, 2017, revenue earned from Google represents 82% and 83% of Applications revenue and 72% and 71% of Publishing revenue. Accounts receivable related to revenue earned from Google totaled $73.1 million and $72.4 million at September 30, 2018 and December 31, 2017, respectively.
Recent Accounting Pronouncements
Accounting Pronouncements adopted by the Company
ASU No. 2014-09, Revenue from Contracts with Customers

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, which superseded nearly all previous revenue recognition guidance. The Company adopted ASU No. 2014-09 effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The cumulative effect to the Company's retained earnings at January 1, 2018 was an increase of $40.2 million, of which $3.4 million was related to the noncontrolling interest in ANGI; the adjustment to retained earnings was principally related to the Company’s ANGI Homeservices and Applications segments.

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

The adoption of ASU No. 2014-09 will not have a material effect on the Company’s results of operations or cash flows for the year ending December 31, 2018. See "Note 2—Revenue Recognition" for additional information on the impact to the Company.
The Company's disaggregated revenue disclosures are presented in "Note 9—Segment Information."
The following tables present the impact of the adoption of ASU No. 2014-09 by segment under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as reported, and ASC 605, Revenue Recognition, for the three and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Revenue by segment:
Match Group	$443,943	$443,943	$—	$1,272,506	$1,272,506	$—
ANGI Homeservices	303,116	303,116	—	853,249	853,249	—
Video	64,193	64,440	(247)	193,112	194,049	(937)
Applications	153,973	153,863	110	429,034	429,118	(84)
Publishing	139,439	139,439	—	411,116	411,116	—
Inter-segment eliminations	(72)	(72)	—	(228)	(228)	—
Total	$1,104,592	$1,104,729	$(137)	$3,158,789	$3,159,810	$(1,021)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating costs and expenses by segment:
Match Group	$304,048	$304,048	$—	$870,213	$870,213	$—
ANGI Homeservices	269,601	269,352	249	807,228	815,190	(7,962)
Video	74,443	74,756	(313)	234,219	234,941	(722)
Applications	120,932	119,962	970	337,455	335,184	2,271
Publishing	122,041	122,041	—	365,100	365,100	—
Corporate	40,695	40,695	—	113,355	113,355	—
Total	$931,760	$930,854	$906	$2,727,570	$2,733,983	$(6,413)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Operating income (loss) by segment:
Match Group	$139,895	$139,895	$—	$402,293	$402,293	$—
ANGI Homeservices	33,515	33,764	(249)	46,021	38,059	7,962
Video	(10,250)	(10,316)	66	(41,107)	(40,892)	(215)
Applications	33,041	33,901	(860)	91,579	93,934	(2,355)
Publishing	17,398	17,398	—	46,016	46,016	—
Corporate	(40,767)	(40,767)	—	(113,583)	(113,583)	—
Total	$172,832	$173,875	$(1,043)	$431,219	$425,827	$5,392

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Net earnings	$171,577	$172,235	$(658)	$540,270	$536,119	$4,151
ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under ASU No. 2016-01, equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, will be measured at fair value with changes in fair value recognized in the statement of operations each reporting period. ASU No. 2016-01 is effective for reporting periods beginning after December 15, 2017. There was no cumulative impact to the Company's consolidated financial statements upon adoption of ASU No. 2016-01 on January 1, 2018. The adoption of ASU No. 2016-01 increases the volatility of the Company's other income (expense), net as a result of the remeasurement of these instruments. For the three months ended September 30, 2018, other income, net includes an unrealized loss related to an equity security of $0.1 million. For the nine months ended September 30, 2018, other income, net includes net unrealized gains related to certain equity securities that were adjusted to fair

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

value in the second quarter of 2018 in accordance with ASU No. 2016-01 of $126.4 million. See "Note 5—Financial Instruments" for additional information.
ASU No. 2016-18, Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, which requires companies to explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Therefore, amounts generally described as restricted cash or restricted cash equivalents are combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. ASU No. 2016-18 also requires companies to disclose the nature of their restricted cash and restricted cash equivalents balances. Additionally, when cash, cash equivalents, restricted cash, and restricted cash equivalents are presented within different captions on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017. The Company's adoption of ASU No. 2016-18 effective January 1, 2018, on a retrospective basis, did not have a material effect on its consolidated financial statements.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$1,670,984	$1,630,809	$1,255,317	$1,329,187
Restricted cash included in other current assets	344	2,873	527	20,464
Restricted cash included in other assets	433	—	—	10,548
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$1,671,761	$1,633,682	$1,255,844	$1,360,199
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
ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU No. 2018-07, which largely aligns the measurement and classification guidance for share-based payments granted to non-employees with the guidance for share-based payments granted to employees. The new guidance supersedes Subtopic 505-50, Equity - Equity-Based payments to Nonemployees. ASU No. 2018-07 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU No. 2018-07 effective April 1, 2018 and its adoption did not have a material effect on its consolidated financial statements. The effect of the adoption of ASU No. 2018-07 will be to minimize the volatility of expense related to stock-based awards to non-employees in the future.
Accounting Pronouncement not yet adopted by the Company
ASU No. 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, which supersedes existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU No. 2016-02 are effective for reporting periods beginning after December 15, 2018. The Company will adopt the new lease guidance effective January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to implement the transition method option provided by ASU No. 2018-11.
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
While the Company's evaluation of the impact of the adoption of ASU No. 2016-02 on its consolidated financial statements continues, outlined below is a summary of the status of the Company's progress:

•	the Company has selected a software solution to implement ASU No. 2016-02;

•	the Company has input lease summaries into the software solution;

•	the Company is assessing the other inputs required in connection with the adoption of ASU No. 2016-02; and

•	the Company is developing its accounting policy, procedures and internal controls related to the new standard.
Development of our selected software solution is ongoing, as it is not yet fully compliant with the requirements of ASU No. 2016-02. The timely readiness of the software solution is critical to ensure an efficient and effective adoption of ASU No. 2016-02. The Company's ability to calculate an estimate of the right of use asset and related liability is dependent upon the readiness of the software solution.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ANGI Homeservices
ANGI revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by service professionals for consumer matches (regardless of whether the professional ultimately provides the requested service), and (ii) membership subscription fees paid by service professionals. Consumer connection revenue varies based upon several factors, including the service requested, type of match and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match. Membership subscription revenue from service professionals is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice.
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
Applications
Applications revenue largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. The substantial majority of the paid listings displayed by our Applications businesses are supplied to us by Google pursuant to our services agreement with Google.
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
To a lesser extent, Applications revenue also consists of fees related to subscription downloadable desktop and mobile applications as well as display advertisements. Fees related to subscription downloadable desktop and paid mobile applications are generally recognized at the time of the sale when the software license is delivered. To the extent updates or maintenance is required or expected, revenue is recognized over the term of the applicable subscription period, which is primarily one or two years. Fees related to display advertisements are recognized when an advertisement is displayed.
Publishing
Publishing revenue consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries and display advertisements (sold directly and through programmatic ad sales). The majority of the paid listings that our Publishing businesses display are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above under "Applications."

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Deferred Revenue
Deferred revenue consists of advance payments that are received or due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company generally classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance as of January 1, 2018 is $332.2 million. During the nine months ended September 30, 2018, the Company recognized $317.2 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The deferred revenue balance as of June 30, 2018 is $377.2 million. During the three months ended September 30, 2018, the Company recognized $220.4 million of revenue that was included in the deferred revenue balance as of July 1, 2018. The current and non-current deferred revenue balances at September 30, 2018 are $381.4 million and $1.8 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and nine months ended September 30, 2018, the Company recognized expense of $94.4 million and $254.3 million, respectively, related to the amortization of these costs. The current and non-current contract asset balances at September 30, 2018 are $69.9 million and $5.6 million, respectively. The current and non-current contract assets are included in “Other current assets” and "Other non-current assets," respectively, in the accompanying consolidated balance sheet.
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
For the three and nine months ended September 30, 2018, the Company recorded an income tax benefit, despite pre-tax income, of $18.2 million and $15.9 million, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, a reduction in the Transition Tax described below, and research credits. For the three and nine months ended September 30, 2017, the Company recorded an income tax benefit, despite pre-tax income, of $279.5 million and $322.8 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized this calculation, which resulted in a $9.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits and a reduction in state taxes, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on recently issued Internal Revenue Service ("IRS") guidance. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which was issued and adopted by the Company in March 2018. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The IRS is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2016. The statute of limitations for the years 2010 through 2012 has been extended to December 31, 2019, and the statute of limitations for the years 2013 and 2014 has been extended to March 31, 2019. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustments. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At September 30, 2018 and December 31, 2017, unrecognized tax benefits, including interest and penalties, are $43.7 million and $39.7 million, respectively. If unrecognized tax benefits at September 30, 2018 are subsequently recognized, $40.6 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2017 was $37.2 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $14.6 million by September 30, 2019, due to expirations of statutes of limitations; $14.3 million of which would reduce the income tax provision.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, among other things, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, the duration of statutory carryforward periods, available tax planning and historical experience, to the extent these items are applicable. As of September 30, 2018, the Company has a gross deferred tax asset of $149.0 million that the Company expects to fully utilize on a more likely than not basis.
NOTE 4—BUSINESS COMBINATION
On September 29, 2017, the Company completed the combination of the businesses in the Company's HomeAdvisor segment and Angie's List under a new publicly traded company called ANGI Homeservices (the "Combination"). Through the Combination, ANGI acquired 100% of the common stock of Angie's List on September 29, 2017 for a total purchase price valued at $781.4 million.
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List as if the Combination had occurred on January 1, 2016. The unaudited pro forma financial information includes adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the Combination actually occurred on January 1, 2016. For the three and nine months ended September 30, 2017, pro forma adjustments include (i) reductions in stock-based compensation expense of $85.1 million and $52.8 million, respectively, and transaction related costs of $22.1 million and $25.6 million, respectively, because they are one-time in nature and will not have a continuing impact on operations; and (ii) an increase in amortization of intangibles of $11.4 million and $34.4 million, respectively. The stock-based compensation expense is related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. The transaction related costs include severance and retention costs of $12.0 million related to the Combination.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In thousands, except per share data)
Revenue	$898,584	$2,571,613
Net earnings attributable to IAC shareholders	$244,400	$313,054
Basic earnings per share attributable to IAC shareholders	$3.02	$3.94
Diluted earnings per share attributable to IAC shareholders	$2.80	$3.70
NOTE 5—FINANCIAL INSTRUMENTS
Marketable Securities
At September 30, 2018 and December 31, 2017, the fair value of marketable securities are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Available-for-sale marketable debt securities	$208,005	$4,995
Marketable equity security	550	—
Total marketable securities	$208,555	$4,995
At September 30, 2018, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$171,974	$—	$(10)	$171,964
Commercial paper	36,041	—	—	36,041
Total available-for-sale marketable debt securities	$208,015	$—	$(10)	$208,005
The contractual maturities of debt securities classified as current available-for-sale at September 30, 2018 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of September 30, 2018.
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
The following table presents the proceeds from maturities and sales of available-for-sale marketable debt securities:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable debt securities	$115,000	$15,000	$125,000	$114,350
The specific-identification method is used to determine the cost of available-for-sale marketable debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no gross realized gains or losses from the maturities and sales of available-for-sale marketable debt securities for the three and nine months ended September 30, 2018 and 2017.
Equity securities without readily determinable fair values
At September 30, 2018 and December 31, 2017, the carrying values of the Company's investments in equity securities without readily determinable fair values totaled $216.4 million and $63.4 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. Following the adoption of the measurement alternative under ASU No. 2016-01 on January 1, 2018, the Company's equity securities without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "other income (expense), net" in the accompanying consolidated statement of operations.
The following table presents a summary of realized and unrealized gains and losses recorded in other income (expense), net, as adjustments to the carrying value of equity securities without readily determinable fair values held as of September 30, 2018. The gross unrealized gains relate to the Company's remaining investments in an investee following the sale of a portion of the Company's investment during the second quarter of 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Upward adjustments (gross unrealized gains)	$—	$128,786
Downward adjustments (including impairment) (gross unrealized losses)	—	(2,588)
Total	$—	$126,198
Realized and unrealized gains and losses for the Company's marketable equity security and investments without a readily determinable fair value for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Realized gains, net, for equity securities sold	$702	$27,874
Unrealized (losses) gains, net, on equity securities held	(115)	126,444
Total gains recognized, net, in other income, net	$587	$154,318
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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$745,046	$—	$—	$745,046
Treasury discount notes	—	194,843	—	194,843
Commercial paper	—	157,808	—	157,808
Time deposits	—	105,034	—	105,034
Marketable securities:
Treasury discount notes	—	171,964	—	171,964
Commercial paper	—	36,041	—	36,041
Marketable equity security	550	—	—	550
Total	$745,596	$665,690	$—	$1,411,286

Liabilities:
Contingent consideration arrangements	$—	$—	$(1,980)	$(1,980)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$780,425	$—	$—	$780,425
Treasury discount notes	—	100,457	—	100,457
Commercial paper	—	215,325	—	215,325
Time deposits	—	60,000	—	60,000
Certificates of deposit	—	6,195	—	6,195
Marketable securities:
Commercial paper	—	4,995	—	4,995
Total	$780,425	$386,972	$—	$1,167,397

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)
The Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are its contingent consideration arrangements.

	Contingent Consideration Arrangements
	Three Months Ended September 30,
	2018	2017
	(In thousands)
Balance at July 1	$(1,910)	$(24,829)
Total net losses:
Included in earnings:
Fair value adjustments	(55)	(60)
Included in other comprehensive loss	(15)	(332)
Settlements	—	23,429
Balance at September 30	$(1,980)	$(1,792)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Contingent Consideration Arrangements
	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Balance at January 1	$(2,647)	$(33,871)
Total net losses:
Included in earnings:
Fair value adjustments	(265)	(4,945)
Included in other comprehensive loss	(16)	(1,405)
Settlements	948	38,429
Balance at September 30	$(1,980)	$(1,792)
Contingent Consideration Arrangements
As of September 30, 2018, there are three contingent consideration arrangements related to business acquisitions. Two of the contingent consideration arrangements have limits as to the maximum amount that can be paid. The maximum contingent payments related to these arrangements is $32.0 million and the gross fair value of these arrangements, before the unamortized discount, at September 30, 2018 is $2.0 million. No payment is expected for the one contingent consideration arrangement which does not have a limit on the maximum earnout.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, because the arrangements were initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at both September 30, 2018 and December 31, 2017 reflect discount rates of 12%.
The fair value of contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in “General and administrative expense” in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at September 30, 2018 and December 31, 2017 includes a current portion of $2.0 million and $0.6 million, respectively, and non-current portion of $2.0 million at December 31, 2017, which are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet. At September 30, 2018, there is no non-current portion of the contingent consideration arrangement liability.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,664)	$(13,750)	$(13,802)
Long-term debt, net(a)	(1,983,993)	(2,353,160)	(1,979,469)	(2,168,108)
_________________

(a)
At September 30, 2018 and December 31, 2017, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $93.9 million and $109.1 million, respectively.

The fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	September 30, 2018	December 31, 2017
	(In thousands)
MTCH Debt:
MTCH Term Loan due November 16, 2022	$425,000	$425,000
6.375% Senior Notes due June 1, 2024 (the "6.375% MTCH Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "5.00% MTCH Senior Notes"); interest payable each June 15 and December 15	450,000	450,000
Total MTCH long-term debt	1,275,000	1,275,000
Less: unamortized original issue discount	7,681	8,668
Less: unamortized debt issuance costs	12,231	13,636
Total MTCH debt, net	1,255,088	1,252,696

ANGI Debt:
ANGI Term Loan due November 1, 2022	264,688	275,000
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,483	2,938
Total ANGI debt, net	248,455	258,312

IAC Debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "Exchangeable Notes"); interest payable each April 1 and October 1	517,500	517,500
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15	34,489	34,859
Total IAC long-term debt	551,989	552,359
Less: unamortized original issue discount	57,356	67,158
Less: unamortized debt issuance costs	14,183	16,740
Total IAC debt, net	480,450	468,461

Total long-term debt, net	$1,983,993	$1,979,469
MTCH Senior Notes
The 6.375% MTCH Senior Notes were issued on June 1, 2016. The proceeds of $400 million were used to prepay a portion of indebtedness outstanding under the MTCH Term Loan. At any time prior to June 1, 2019, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
On December 4, 2017, MTCH issued $450 million aggregate principal amount of its 5.00% Senior Notes. The proceeds from these notes, along with cash on hand, were used to redeem the $445.2 million outstanding balance of the 6.75% MTCH Senior Notes, which were due on December 15, 2022, and pay the related call premium. At any time prior to December 15, 2022, the 5.00% MTCH Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof,

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The indentures governing the 6.375% and 5.00% MTCH Senior Notes (i) contain covenants that would limit MTCH's ability to pay dividends or to make distributions and repurchase or redeem MTCH stock in the event a default has occurred or MTCH's leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0 and (ii) are ranked equally with each other. At September 30, 2018, there were no limitations pursuant thereto. There are additional covenants that limit MTCH's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MTCH is not in compliance with certain ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting MTCH subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
MTCH Term Loan and MTCH Credit Facility
At both September 30, 2018 and December 31, 2017, the outstanding balance on the MTCH Term Loan was $425 million. The MTCH Term Loan bears interest at LIBOR plus 2.50% and was 4.67% and 3.85% at September 30, 2018 and December 31, 2017, respectively. The MTCH Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the credit agreement. Interest payments are due at least quarterly through the term of the loan.
As of September 30, 2018, MTCH has a $500 million revolving credit facility (the "MTCH Credit Facility") that expires on October 7, 2020. At September 30, 2018 and December 31, 2017, there were no outstanding borrowings under the MTCH Credit Facility. The annual commitment fee on undrawn funds based on the current leverage ratio is 25 basis points. Borrowings under the MTCH Credit Facility bear interest, at MTCH's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on MTCH's consolidated net leverage ratio. The terms of the MTCH Credit Facility require MTCH to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.5 to 1.0 (in each case as defined in the agreement).
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
ANGI Term Loan:
At September 30, 2018 and December 31, 2017, the outstanding balance on the ANGI Term Loan was $264.7 million and $275.0 million, respectively. The ANGI Term Loan bears interest at LIBOR plus 1.75%, or 4.10% at September 30, 2018, which is subject to change in future periods based on ANGI's consolidated net leverage ratio. The ANGI Term Loan bore interest at LIBOR plus 2.00%, or 3.38%, at December 31, 2017. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Exchangeable Notes are exchangeable at any time prior to the close of business on the business day immediately preceding July 1, 2022 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days during the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day, which occurred in the third quarter of 2018; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as further described under the indenture governing the Exchangeable Notes. On or after July 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions.
A portion of the net proceeds from the sale of the Exchangeable Notes of $499.5 million, after deducting fees and expenses, was used to pay the net premium of $50.7 million on the Exchangeable Note Hedge and Warrants (defined below).
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
In connection with the debt offering, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the entire 3.4 million shares that would be issuable upon the exchange of the Exchangeable Notes at approximately $152.18 per share (the "Exchangeable Note Hedge"), and sold warrants allowing the holder to purchase initially (subject to adjustment upon the occurrence of specified events) 3.4 million shares at $229.70 per share (the "Warrants"). The if-converted value of the Exchangeable Notes exceeds its principal amount by $219.5 million based on the Company's stock price on September 30, 2018. The Exchangeable Note Hedge is expected to reduce the potential dilutive effect on the Company's common stock upon any exchange of notes and/or offset any cash payment IAC FinanceCo, Inc. is required to make in excess of the principal amount of the exchanged notes. The Warrants have a dilutive effect on the Company's common stock to the extent that the market price per share of the Company common stock exceeds the strike price of the Warrants.
For the three and nine months ended September 30, 2018, the Company incurred interest expense of $5.3 million and $15.8 million, which includes amortization of original issue discount of $3.3 million and $9.8 million, and debt issuance costs of $0.9 million and $2.6 million, respectively. As of September 30, 2018, the unamortized discount is $57.4 million resulting in a net carrying value of the liability component of $460.1 million.
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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

IAC Credit Facility
As of September 30, 2018, IAC has a $300 million revolving credit facility (the "IAC Credit Facility") that expires October 7, 2020. At September 30, 2018 and December 31, 2017, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is 25 basis points, and is based on the leverage ratio (as defined in the agreement) most recently reported. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a leverage ratio of not more than 3.25 to 1.0 and restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by substantially the same domestic subsidiaries that guarantee the 4.75% Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries, which includes MTCH and ANGI. The 4.75% Senior Notes are subordinate to the outstanding borrowings under the IAC Credit Facility to the extent of the value of the assets securing such borrowings.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended September 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of July 1	$(112,730)	$13	$(112,717)
Other comprehensive loss	(111)	(27)	(138)
Balance as of September 30	$(112,841)	$(14)	$(112,855)

	Three Months Ended September 30, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of July 1	$(136,738)	$—	$(136,738)
Other comprehensive income	37,225	—	37,225
Balance as of September 30	$(99,513)	$—	$(99,513)

	Nine Months Ended September 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(103,568)	$—	$(103,568)
Other comprehensive loss before reclassifications	(9,221)	(14)	(9,235)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive loss	(9,273)	(14)	(9,287)
Balance as of September 30	$(112,841)	$(14)	$(112,855)

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(170,149)	$4,026	$(166,123)
Other comprehensive income before reclassifications	69,951	7	69,958
Amounts reclassified to earnings	685	(4,033)	(3,348)
Net current period other comprehensive income (loss)	70,636	(4,026)	66,610
Balance as of September 30	$(99,513)	$—	$(99,513)
The amounts reclassified out of foreign currency translation adjustment into earnings for both the nine months ended September 30, 2018 and 2017 relate to the liquidation of international subsidiaries. The amount reclassified out of unrealized gains on available-for-sale securities into earnings for the nine months ended September 30, 2017 includes a tax benefit of $3.8 million.
NOTE 8—EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share attributable to IAC shareholders:

	Three Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$171,577	$171,577	$225,639	$225,639
Net earnings attributable to noncontrolling interests	(25,803)	(25,803)	(45,996)	(45,996)
Impact from public subsidiaries' dilutive securities (a)	—	(8,336)	—	(23,749)
Net earnings attributable to IAC shareholders	$145,774	$137,438	$179,643	$155,894

Denominator:
Weighted average basic shares outstanding	83,433	83,433	80,817	80,817
Dilutive securities (a) (b) (c) (d)	—	8,542	—	6,379
Denominator for earnings per share—weighted average shares(a) (b) (c) (d)	83,433	91,975	80,817	87,196

Earnings per share attributable to IAC shareholders:
Earnings per share	$1.75	$1.49	$2.22	$1.79

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$540,270	$540,270	$334,659	$334,659
Net earnings attributable to noncontrolling interests	(105,061)	(105,061)	(62,539)	(62,539)
Impact from public subsidiaries' dilutive securities (a)	—	(19,490)	—	(34,104)
Net earnings attributable to IAC shareholders	$435,209	$415,719	$272,120	$238,016

Denominator:
Weighted average basic shares outstanding	83,342	83,342	79,369	79,369
Dilutive securities (a) (b) (c) (d)	—	8,076	—	5,133
Denominator for earnings per share—weighted average shares(a) (b) (c) (d)	83,342	91,418	79,369	84,502

Earnings per share attributable to IAC shareholders:
Earnings per share	$5.22	$4.55	$3.43	$2.82
________________________

(a)
For the three months ended September 30, 2018, it is more dilutive for IAC to settle certain ANGI equity awards and MTCH to settle certain MTCH equity awards.  For the nine months ended September 30, 2018, it is more dilutive for IAC to settle certain MTCH and ANGI equity awards.  For the three and nine months ended September 30, 2017, it is more dilutive for IAC to settle certain ANGI equity awards and MTCH to settle certain MTCH equity awards.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, exchange of the Company's Exchangeable Notes and vesting of restricted stock units ("RSUs"). For both the three and nine months ended September 30, 2018, 3.4 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2017, there were no potentially dilutive securities excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2017 less than 0.1 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
Market-based awards and performance-based stock units (“PSUs”) are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2018 and 2017, 0.2 million and 0.3 million shares, respectively, underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(d)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive for periods during which the average price of IAC common stock exceeds the approximate $152.18 per share exchange price per $1,000 principal amount of the Exchangeable Notes. For the three and nine months ended September 30, 2018, the average price of IAC common stock exceeded $152.18 and the dilutive impact of the Exchangeable Notes was 0.6 million and 0.2 million shares, respectively.

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
The following table presents revenue by reportable segment:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Match Group	$443,943	$343,418	$1,272,506	$951,754
ANGI Homeservices	303,116	181,717	853,249	513,173
Video	64,193	78,338	193,112	184,097
Applications	153,973	136,333	429,034	439,199
Publishing	139,439	88,755	411,116	244,959
Other(a)	—	—	—	23,980
Inter-segment eliminations	(72)	(127)	(228)	(508)
Total	$1,104,592	$828,434	$3,158,789	$2,356,654
___________________

(a)	The 2017 results at the Other segment consists of the results of The Princeton Review prior to its sale on March 31, 2017.
The following table presents the revenue of the Company's reportable segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Match Group
Direct revenue:
North America	$233,643	$186,868	$667,163	$540,701
International	197,902	143,230	564,846	376,572
Direct revenue	431,545	330,098	1,232,009	917,273
Indirect revenue (principally advertising revenue)	12,398	13,320	40,497	34,481
Total Match Group revenue	$443,943	$343,418	$1,272,506	$951,754

ANGI Homeservices
Marketplace:
Consumer connection revenue	$195,065	$141,055	$531,297	$398,218
Membership subscription revenue	17,034	14,486	49,226	40,942
Other revenue	950	1,060	2,869	2,840
Marketplace revenue	213,049	156,601	583,392	442,000
Advertising & Other revenue	73,545	10,503	216,733	28,667
North America	286,594	167,104	800,125	470,667
Consumer connection revenue	12,022	10,001	38,885	29,636
Membership subscription revenue	4,217	4,320	13,405	12,198
Other revenue	283	292	834	672
Europe	16,522	14,613	53,124	42,506
Total ANGI Homeservices revenue	$303,116	$181,717	$853,249	$513,173

Video
Subscription revenue	$33,964	$28,348	$101,031	$79,947
Media production and distribution revenue	15,966	45,926	52,281	90,603

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Advertising and other revenue	14,263	4,064	39,800	13,547
Total Video revenue	$64,193	$78,338	$193,112	$184,097

Applications
Desktop
Advertising revenue:
Google advertising revenue	$110,855	$112,356	$326,982	$364,622
Other	3,410	1,574	7,223	4,795
Advertising revenue	114,265	113,930	334,205	369,417
Subscription and other revenue	4,277	8,692	16,355	25,889
Total Desktop	118,542	122,622	350,560	395,306
Mobile
Subscription and other revenue	31,157	6,216	63,687	23,150
Advertising revenue	4,274	7,495	14,787	20,743
Total Mobile	35,431	13,711	78,474	43,893
Total Applications revenue	$153,973	$136,333	$429,034	$439,199

Publishing
Premium Brands
Advertising revenue:
Google advertising revenue	$11,526	$11,956	$37,517	$32,553
Other	26,231	17,909	76,401	51,009
Advertising revenue	37,757	29,865	113,918	83,562
Other revenue	1,340	756	3,746	1,405
Total Premium Brands	39,097	30,621	117,664	84,967
Ask & Other
Advertising revenue:
Google advertising revenue	81,507	51,995	254,762	140,476
Other	12,407	5,928	28,682	18,919
Advertising revenue	93,914	57,923	283,444	159,395
Other revenue	6,428	211	10,008	597
Total Ask & Other	100,342	58,134	293,452	159,992
Total Publishing revenue	$139,439	$88,755	$411,116	$244,959
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
United States	$738,599	$577,362	$2,104,750	$1,670,980
All other countries	365,993	251,072	1,054,039	685,674
Total	$1,104,592	$828,434	$3,158,789	$2,356,654

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$279,690	$286,541
All other countries	28,775	28,629
Total	$308,465	$315,170
The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Operating Income (Loss):
Match Group	$139,895	$91,008	$402,293	$232,854
ANGI Homeservices	33,515	(112,505)	46,021	(115,258)
Video	(10,250)	(1,809)	(41,107)	(25,227)
Applications	33,041	29,386	91,579	101,288
Publishing	17,398	5,677	46,016	(2,968)
Other(a)	—	—	—	(5,621)
Corporate	(40,767)	(30,346)	(113,583)	(90,962)
Total	$172,832	$(18,589)	$431,219	$94,106

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Adjusted EBITDA:(b)
Match Group	$165,039	$119,564	$478,341	$315,705
ANGI Homeservices	$77,700	$(2,266)	$181,319	$21,612
Video	$(7,390)	$(822)	$(31,432)	$(22,386)
Applications	$34,989	$31,077	$97,145	$106,556
Publishing	$18,467	$7,088	$49,435	$11,007
Other(a)	$—	$—	$—	$(1,532)
Corporate	$(21,478)	$(17,070)	$(54,038)	$(46,908)
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

The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$139,895	$16,141	$8,513	$435	$55	$165,039
ANGI Homeservices	33,515	$22,474	$6,100	$15,611	$—	$77,700
Video	(10,250)	$323	$396	$2,141	$—	$(7,390)
Applications	33,041	$—	$617	$1,331	$—	$34,989
Publishing	17,398	$—	$435	$634	$—	$18,467
Corporate	(40,767)	$16,425	$2,864	$—	$—	$(21,478)
Operating income	172,832
Interest expense	(27,610)
Other income, net	8,113
Earnings before income taxes	153,335
Income tax benefit	18,242
Net earnings	171,577
Net earnings attributable to noncontrolling interests	(25,803)
Net earnings attributable to IAC shareholders	$145,774

	Three Months Ended September 30, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$91,008	$19,949	$8,147	$401	$59	$119,564
ANGI Homeservices	(112,505)	$103,980	$3,491	$2,768	$—	$(2,266)
Video	(1,809)	$134	$541	$312	$—	$(822)
Applications	29,386	$—	$1,155	$536	$—	$31,077
Publishing	5,677	$—	$1,062	$349	$—	$7,088
Corporate	(30,346)	$10,409	$2,867	$—	$—	$(17,070)
Operating loss	(18,589)
Interest expense	(25,036)
Other expense, net	(10,216)
Loss before income taxes	(53,841)
Income tax benefit	279,480
Net earnings	225,639
Net earnings attributable to noncontrolling interests	(45,996)
Net earnings attributable to IAC shareholders	$179,643

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$402,293	$49,810	$25,059	$914	$265	$478,341
ANGI Homeservices	46,021	$69,433	$18,170	$47,695	$—	$181,319
Video	(41,107)	$1,747	$1,518	$6,410	$—	$(31,432)
Applications	91,579	$—	$2,145	$3,421	$—	$97,145
Publishing	46,016	$—	$1,566	$1,853	$—	$49,435
Corporate	(113,583)	$51,016	$8,529	$—	$—	$(54,038)
Operating income	431,219
Interest expense	(81,471)
Other income, net	174,635
Earnings before income taxes	524,383
Income tax benefit	15,887
Net earnings	540,270
Net earnings attributable to noncontrolling interests	(105,061)
Net earnings attributable to IAC shareholders	$435,209

	Nine Months Ended September 30, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$232,854	$53,627	$23,619	$1,208	$4,397	$315,705
ANGI Homeservices	(115,258)	$120,280	$9,705	$6,885	$—	$21,612
Video	(25,227)	$267	$1,637	$937	$—	$(22,386)
Applications	101,288	$—	$3,087	$1,633	$548	$106,556
Publishing	(2,968)	$—	$4,011	$9,964	$—	$11,007
Other	(5,621)	$1,729	$836	$1,524	$—	$(1,532)
Corporate	(90,962)	$31,459	$12,595	$—	$—	$(46,908)
Operating income	94,106
Interest expense	(74,556)
Other expense, net	(7,700)
Earnings before income taxes	11,850
Income tax benefit	322,809
Net earnings	334,659
Net earnings attributable to noncontrolling interests	(62,539)
Net earnings attributable to IAC shareholders	$272,120

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—OTHER INCOME (EXPENSE), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Other income (expense), net	$8,113	$(10,216)	$174,635	$(7,700)
Other income (expense), net consists of:
Three months ended September 30, 2018 and 2017
Other income, net in 2018 includes: $8.1 million of interest income; $0.8 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound; $0.7 million in realized gains related to the sales of certain investments; and $0.8 million mark-to-market charge pertaining to a subsidiary denominated equity instrument.
Other expense, net in 2017 includes: $10.2 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro; $2.9 million in other-than-temporary impairment charges related to certain cost method investments; $2.1 million expense related to the repricing of the Match Group Term Loan; $1.5 million mark-to-market charge pertaining to a subsidiary denominated equity award held by a non-employee; $4.5 million in realized gains related to the sales of certain investments; and $2.9 million of interest income.
Nine months ended September 30, 2018 and 2017
Other income, net in 2018 includes: $126.4 million of net unrealized gains related to certain equity investments that were adjusted to fair value in accordance with ASU No. 2016-01, which was adopted on January 1, 2018; $27.9 million in realized gains related to the sale of certain equity investments; $20.2 million of interest income; $2.9 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound; and $1.3 million mark-to-market charge pertaining to a subsidiary denominated equity instrument.
Other expense, net in 2017 includes: $16.3 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound and Euro; $12.2 million mark-to-market charge pertaining to a subsidiary denominated equity award held by a non-employee; $7.7 million in other-than-temporary impairment charges related to certain cost method investments; $2.1 million expense related to the repricing of the Match Group Term Loan; $1.2 million loss from the sale of The Princeton Review; $25.8 million in realized gains related to the sale of certain investments; and $7.1 million of interest income.
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
NOTE 12—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The 4.75% Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.
Balance sheet at September 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$739,157	$—	$931,827	$—	$1,670,984
Marketable securities	173,140	—	35,415	—	208,555
Accounts receivable, net of allowance	—	100,837	246,321	—	347,158
Other current assets	43,501	32,036	170,660	—	246,197
Intercompany receivables	—	1,225,467	—	(1,225,467)	—
Property and equipment, net of accumulated depreciation and amortization	5,707	166,151	136,607	—	308,465
Goodwill	—	412,009	2,160,212	—	2,572,221
Intangible assets, net of accumulated amortization	—	73,524	550,578	—	624,102
Investment in subsidiaries	1,888,607	198,380	—	(2,086,987)	—
Other non-current assets	220,674	83,101	223,597	(132,707)	394,665
Total assets	$3,070,786	$2,291,505	$4,455,217	$(3,445,161)	$6,372,347

Current portion of long-term debt	$—	$—	$13,750	$—	$13,750
Accounts payable, trade	884	38,487	36,822	—	76,193
Other current liabilities	39,385	91,104	673,073	—	803,562
Long-term debt, net	34,248	—	1,949,745	—	1,983,993
Income taxes payable	—	1,649	23,592	—	25,241
Intercompany liabilities	395,463	—	830,004	(1,225,467)	—
Other long-term liabilities	324	18,059	185,810	(132,707)	71,486
Redeemable noncontrolling interests	—	—	69,530	—	69,530
Shareholders' equity (deficit)	2,600,482	2,142,206	(55,219)	(2,086,987)	2,600,482
Noncontrolling interests	—	—	728,110	—	728,110
Total liabilities and shareholders' equity	$3,070,786	$2,291,505	$4,455,217	$(3,445,161)	$6,372,347

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

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$212,892	$891,771	$(71)	$1,104,592
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	19	68,748	168,524	(53)	237,238
Selling and marketing expense	225	79,865	306,747	(35)	386,802
General and administrative expense	37,021	7,238	146,627	17	190,903
Product development expense	155	14,395	63,190	—	77,740
Depreciation	271	3,009	15,645	—	18,925
Amortization of intangibles	—	409	19,743	—	20,152
Total operating costs and expenses	37,691	173,664	720,476	(71)	931,760
Operating (loss) income	(37,691)	39,228	171,295	—	172,832
Equity in earnings of unconsolidated affiliates	162,497	14,555	—	(177,052)	—
Interest expense	(424)	—	(27,186)	—	(27,610)
Other (expense) income, net (a)	(3,812)	29,367	3,826	(21,268)	8,113
Earnings before income taxes	120,570	83,150	147,935	(198,320)	153,335
Income tax benefit (provision)	25,204	310	(7,272)	—	18,242
Net earnings	145,774	83,460	140,663	(198,320)	171,577
Net earnings attributable to noncontrolling interests	—	—	(25,803)	—	(25,803)
Net earnings attributable to IAC shareholders	$145,774	$83,460	$114,860	$(198,320)	$145,774
Comprehensive income attributable to IAC shareholders	$145,245	$92,277	$122,765	$(215,042)	$145,245
____________________

(a)	During the three months ended September 30, 2018, foreign cash of $20 million was repatriated to the U.S.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended September 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$185,386	$643,175	$(127)	$828,434
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	—	41,741	124,676	(127)	166,290
Selling and marketing expense	311	84,416	268,182	(30)	352,879
General and administrative expense	32,060	15,404	188,086	30	235,580
Product development expense	592	13,145	56,908	—	70,645
Depreciation	407	4,338	12,518	—	17,263
Amortization of intangibles	—	350	4,016	—	4,366
Total operating costs and expenses	33,370	159,394	654,386	(127)	847,023
Operating (loss) income	(33,370)	25,992	(11,211)	—	(18,589)
Equity in earnings of unconsolidated affiliates	203,817	489	—	(204,306)	—
Interest expense	(5,484)	—	(19,552)	—	(25,036)
Other (expense) income, net	(8,157)	8,309	(10,368)	—	(10,216)
Earnings (loss) before income taxes	156,806	34,790	(41,131)	(204,306)	(53,841)
Income tax benefit (provision)	22,837	(11,616)	268,259	—	279,480
Net earnings	179,643	23,174	227,128	(204,306)	225,639
Net earnings attributable to noncontrolling interests	—	—	(45,996)	—	(45,996)
Net earnings attributable to IAC shareholders	$179,643	$23,174	$181,132	$(204,306)	$179,643
Comprehensive income attributable to IAC shareholders	$216,868	$3,682	$225,089	$(228,771)	$216,868

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$633,745	$2,525,271	$(227)	$3,158,789
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	170	186,187	471,227	(160)	657,424
Selling and marketing expense	627	250,305	908,478	(116)	1,159,294
General and administrative expense	100,082	36,878	426,441	49	563,450
Product development expense	1,371	42,815	185,936	—	230,122
Depreciation	803	9,475	46,709	—	56,987
Amortization of intangibles	—	1,328	58,965	—	60,293
Total operating costs and expenses	103,053	526,988	2,097,756	(227)	2,727,570
Operating (loss) income	(103,053)	106,757	427,515	—	431,219
Equity in earnings of unconsolidated affiliates	517,349	19,282	—	(536,631)	—
Interest expense	(1,276)	—	(80,195)	—	(81,471)
Other (expense) income, net (b)	(14,223)	378,454	159,786	(349,382)	174,635
Earnings before income taxes	398,797	504,493	507,106	(886,013)	524,383
Income tax benefit (provision)	36,412	(22,815)	2,290	—	15,887
Net earnings	435,209	481,678	509,396	(886,013)	540,270
Net earnings attributable to noncontrolling interests	—	—	(105,061)	—	(105,061)
Net earnings attributable to IAC shareholders	$435,209	$481,678	$404,335	$(886,013)	$435,209
Comprehensive income attributable to IAC shareholders	$425,593	$490,542	$401,429	$(891,971)	$425,593
________________________

(b)	During the nine months ended September 30, 2018, foreign cash of $346 million was repatriated to the U.S.

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the nine months ended September 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$536,789	$1,820,373	$(508)	$2,356,654
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	160	104,580	346,975	(434)	451,281
Selling and marketing expense	1,250	258,634	763,640	(130)	1,023,394
General and administrative expense	93,974	45,779	389,588	56	529,397
Product development expense	2,098	42,324	136,413	—	180,835
Depreciation	1,290	17,355	36,845	—	55,490
Amortization of intangibles	—	10,102	12,049	—	22,151
Total operating costs and expenses	98,772	478,774	1,685,510	(508)	2,262,548
Operating (loss) income	(98,772)	58,015	134,863	—	94,106
Equity in earnings of unconsolidated affiliates	346,655	2,512	—	(349,167)	—
Interest expense	(16,960)	—	(57,596)	—	(74,556)
Other (expense) income, net	(20,783)	21,207	(8,124)	—	(7,700)
Earnings before income taxes	210,140	81,734	69,143	(349,167)	11,850
Income tax benefit (provision)	61,980	(22,444)	283,273	—	322,809
Net earnings	272,120	59,290	352,416	(349,167)	334,659
Net earnings attributable to noncontrolling interests	—	—	(62,539)	—	(62,539)
Net earnings attributable to IAC shareholders	$272,120	$59,290	$289,877	$(349,167)	$272,120
Comprehensive income attributable to IAC shareholders	$338,730	$46,025	$373,997	$(420,022)	$338,730

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(30,873)	$502,225	$548,884	$(348,536)	$671,700
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,142)	—	(13,493)	—	(17,635)
Capital expenditures	(3,960)	(1,288)	(54,865)	—	(60,113)
Proceeds from maturities and sales of marketable debt securities	125,000	—	—	—	125,000
Purchases of marketable debt securities	(292,090)	—	(34,816)	—	(326,906)
Purchases of investments	(19,180)	—	(13,000)	—	(32,180)
Net proceeds from the sale of investments and businesses	408	—	28,222	—	28,630
Other, net	(5,000)	3,908	10,738	—	9,646
Net cash (used in) provided by investing activities	(198,964)	2,620	(77,214)	—	(273,558)
Cash flows from financing activities:
Repurchases of IAC debt	(363)	—	—	—	(363)
Principal payments on ANGI Homeservices debt	—	—	(10,313)	—	(10,313)
Purchase of IAC treasury stock	(82,891)	—	—	—	(82,891)
Purchase of Match Group treasury stock	—	—	(86,239)	—	(86,239)
Proceeds from the exercise of IAC stock options	38,903	—	—	—	38,903
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	—	—	2,876	—	2,876
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(3,011)	—	—	—	(3,011)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	—	—	(208,962)	—	(208,962)
Purchase of noncontrolling interests	—	—	(4,798)	—	(4,798)
Acquisition-related contingent consideration payments	—	—	(185)	—	(185)
Intercompany	427,698	(504,845)	(271,389)	348,536	—
Other, net	2,674	—	(7,547)	—	(4,873)
Net cash provided by (used in) financing activities	383,010	(504,845)	(586,557)	348,536	(359,856)
Total cash provided (used)	153,173	—	(114,887)	—	38,286
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	345	—	(552)	—	(207)
Net increase (decrease) in cash, cash equivalents, and restricted cash	153,518	—	(115,439)	—	38,079
Cash, cash equivalents, and restricted cash at beginning of period	585,639	—	1,048,043	—	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$739,157	$—	$932,604	$—	$1,671,761

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the nine months ended September 30, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(35,286)	$75,892	$257,195	$—	$297,801
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,200)	(66,913)	—	(69,113)
Capital expenditures	(337)	(903)	(55,279)	—	(56,519)
Proceeds from maturities and sales of marketable debt securities	114,350	—	—	—	114,350
Purchases of marketable debt securities	(24,909)	—	—	—	(24,909)
Purchases of investments	—	—	(9,105)	—	(9,105)
Net proceeds from the sale of businesses and investments	911	—	124,309	—	125,220
Intercompany	(123,893)	—	—	123,893	—
Other, net	—	307	1,012	—	1,319
Net cash (used in) provided by investing activities	(33,878)	(2,796)	(5,976)	123,893	81,243
Cash flows from financing activities:
Repurchases of IAC debt	(31,590)	—	—	—	(31,590)
Proceeds from the issuance of Match Group debt	—	—	75,000	—	75,000
Purchase of IAC treasury stock	(56,424)	—	—	—	(56,424)
Proceeds from the exercise of IAC stock options	69,065	—	—	—	69,065
Proceeds from the exercise of Match Group stock options	—	—	57,705	—	57,705
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(57,180)	—	—	—	(57,180)
Withholding taxes paid on behalf of Match Group employees on net settled stock-based awards	—	—	(228,978)	—	(228,978)
Purchase of Match Group stock-based awards	—	—	(272,459)	—	(272,459)
Purchase of noncontrolling interests	—	—	(13,011)	—	(13,011)
Acquisition-related contingent consideration payments	—	—	(27,289)	—	(27,289)
Debt issuance costs	—	—	(2,637)	—	(2,637)
Intercompany	73,095	(73,096)	123,894	(123,893)	—
Other, net	251	—	(5,253)	—	(5,002)
Net cash used in financing activities	(2,783)	(73,096)	(293,028)	(123,893)	(492,800)
Total cash used	(71,947)	—	(41,809)	—	(113,756)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	81	—	9,320	—	9,401
Net decrease in cash, cash equivalents, and restricted cash	(71,866)	—	(32,489)	—	(104,355)
Cash, cash equivalents, and restricted cash at beginning of period	573,784	—	786,415	—	1,360,199
Cash, cash equivalents, and restricted cash at end of period	$501,918	$—	$753,926	$—	$1,255,844

IAC/INTERACTIVECORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13—SUBSEQUENT EVENTS
On November 6, 2018, MTCH declared a special dividend of $2.00 per share on MTCH common stock and Class B common stock, payable on December 19, 2018 to shareholders of record on December 5, 2018. Based on MTCH's current shares outstanding, the total amount of this dividend will be an aggregate of approximately $560 million, of which approximately $450 million will be paid to IAC. The special dividend will be funded with cash on hand and incremental debt, as necessary.
On November 5, 2018,

•	the IAC Credit Facility was amended and restated, reducing the facility size from $300 million to $250 million, and now expires on November 5, 2023.

•
ANGI entered into a five-year $250 million revolving credit facility (the "ANGI Credit Facility"). The annual commitment fee on undrawn funds is currently 25 basis points and is based on the net leverage ratio most recently reported. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on ANGI's consolidated net leverage ratio. The terms of the ANGI Homeservices Credit Facility require ANGI to maintain a net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0.

•
ANGI Term Loan was amended and restated, and is now due on November 5, 2023. Interest payments continue to be due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years from the amendment date, 2.5% in the fourth year and 3.75% in the fifth year are required. The financial covenants are the same as those for the ANGI Credit Facility.

On October 1, 2018, the Company entered into an agreement to sell Dictionary LLC, which is part of the Publishing segment; the transaction is expected to close in the fourth quarter of 2018. In addition, on October 29, 2018, the Company sold the television business of Electus, which was part of the Video segment. The combined proceeds from the two transactions are expected to be approximately $130 million.

In October 2018, IAC acquired TelTech, a developer of mobile applications, including RoboKiller and TapeACall, within its Applications segment.
In October 2018, ANGI completed the acquisition of Handy Technologies, Inc. ("Handy"), an on-demand platform and gig marketplace connecting people looking for household services with independent, pre-screened professionals. ANGI issued approximately 8.6 million shares of its Class A common stock in connection with the Handy transaction.
On October 10, 2018, IAC was issued approximately 5.1 million shares of Class B common stock of ANGI pursuant to post-closing adjustment provision of the Angie's List merger agreement.
The Company will change its segment reporting in the fourth quarter of 2018. Dotdash and Vimeo will be moved from the Publishing and Video segments and each will be reported as its own segment. The other businesses within the Publishing and Video segments will be moved to the Emerging & Other segment (formerly the Other segment).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview
IAC operates Vimeo, Dotdash, The Daily Beast and Investopedia, among many others, and also has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, and OkCupid, and ANGI Homeservices, which includes HomeAdvisor and Angie’s List.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments:

•	Match Group ("MTCH") - is a leading provider of subscription dating products, operating a portfolio of brands, including Tinder, Match, PlentyOfFish and OkCupid.

•	ANGI Homeservices ("ANGI") - connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor and Angie's List.

•	Video - consists of Vimeo, Electus, CollegeHumor, IAC Films and for periods prior to its transfer to the Applications segment effective April 1, 2018, Daily Burn.

•
Applications - consists of Desktop, which includes our direct-to-consumer downloadable desktop applications and the business-to-business partnership operations, and Mobile, which includes Apalon, iTranslate and Daily Burn.

•
Publishing - consists of Premium Brands, which is composed of Dotdash (including Investopedia), Dictionary.com and The Daily Beast, and Ask & Other, which is principally composed of the Ask Media Group, BlueCrew and CityGrid.

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

ANGI Homeservices

•
Marketplace Revenue - includes revenue from the HomeAdvisor domestic marketplace service, including consumer connection revenue for consumer matches and membership subscription revenue from service professionals. It excludes revenue from Angie's List, mHelpDesk, HomeStars and Felix.

•	Marketplace Service Requests - are fully completed and submitted domestic customer service requests to HomeAdvisor.

•
Marketplace Paying Service Professionals ("Marketplace Paying SPs") - are the number of HomeAdvisor domestic service professionals that had an active subscription and/or paid for consumer matches in the last month of the period. An active subscription is a subscription for which HomeAdvisor was recognizing revenue on the last day of the relevant period.

Video

•	Vimeo Ending Subscribers - are the number of subscribers to Vimeo's SaaS video tools at the end of the period.
Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) the amortization of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases and (ii) payments made to partners who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center operations and MTCH customer service functions, credit card processing fees, production costs related to media produced by Electus and other businesses within our Video segment, content costs, expenses associated with the operation of the Company's data centers and costs associated with publishing and distributing the Angie's List Magazine. For periods prior to the sale of The Princeton Review, cost of revenue also includes rent and cost for teachers and tutors.

•
Selling and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites and third parties that distribute our direct-to-consumer downloadable desktop applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the brands within our MTCH and ANGI segments, and compensation expense (including stock-based compensation expense) and other employee-related costs for ANGI's sales force and marketing personnel.

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

Long-term debt (see "Note 6—Long-term Debt" for additional information):

•
Exchangeable Notes - On October 2, 2017, a finance subsidiary of the Company issued $517.5 million aggregate principal of 0.875% Exchangeable Senior Notes due October 1, 2022, which notes are guaranteed by the Company and are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the Exchangeable Notes as of September 30, 2018 is $517.5 million. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events. A portion of the proceeds were used to repay the outstanding balance of the 4.875% Senior Notes (described below).

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15. The outstanding balance of the 4.75% Senior Notes as of September 30, 2018 is $34.5 million.

•
4.875% Senior Notes - IAC's 4.875% Senior Notes due November 30, 2018. The outstanding balance of $361.9 million was redeemed on November 30, 2017 with a portion of the proceeds from the Exchangeable Notes.

•
6.75% MTCH Senior Notes - MTCH's 6.75% Senior Notes with an outstanding balance of $445.2 million was redeemed on December 17, 2017 with the proceeds from the 5.00% MTCH Senior Notes (described below) and cash on hand.

•
MTCH Term Loan - due November 16, 2022. The outstanding balance of the MTCH Term Loan as of September 30, 2018 is $425 million. The MTCH Term Loan bears interest at LIBOR plus 2.50%, or 4.67% at September 30, 2018.

•
6.375% MTCH Senior Notes - MTCH's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the 6.375% MTCH Senior Notes as of September 30, 2018 is $400 million.

•
5.00% MTCH Senior Notes - MTCH's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15. The proceeds, along with cash on hand, were used to redeem the outstanding balance of the 6.75% MTCH Senior Notes. The outstanding balance of the 5.00% MTCH Senior Notes as of September 30, 2018 is $450 million.

•
ANGI Term Loan - a five-year term loan entered into by ANGI on November 1, 2017 in the amount of $275 million. The outstanding balance of the ANGI Term Loan as of September 30, 2018 is $264.7 million. The ANGI Term Loan bears interest, payable quarterly, at LIBOR plus 2.00%, or 4.10% at September 30, 2018 and has quarterly principal payments.

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

The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020; however, the Company may choose to terminate the agreement effective March 31, 2019. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Google’s previously announced policy changes related to its Chrome browser became effective on September 12, 2018 and negatively impacted the distribution of our desktop products through the Chrome Web Store.  The impact of these changes on revenue and profits in the third quarter of 2018 were modest as the Company optimized marketing spend in anticipation of the changes.  While these changes will reduce revenue and profits of these products in the future, the negative effect on overall Applications revenue and profits are expected to be partially offset by marketing optimization and growth at our Mobile businesses.  The estimated fair value of the Applications reporting unit exceeded its carrying value by approximately 5% and the fair value of the related intangible asset approximated its carrying value as of our most recent assessment. As of September 30, 2018, the goodwill balance of the Applications reporting unit and the carrying value of the related intangible asset are $460.1 million and $56.6 million, respectively.
For the three and nine months ended September 30, 2018, revenue earned from Google was $204.4 million and $620.7 million, representing 19% and 20%, respectively, of the Company's consolidated revenue. For the three and nine months ended September 30, 2017, revenue earned from Google was $176.8 million and $539.2 million, representing 21% and 23%, respectively, of the Company's consolidated revenue. This revenue is earned principally by the businesses comprising the Applications and Publishing segments. For the three and nine months ended September 30, 2018, revenue earned from Google represents 72% and 76%, respectively, of Applications revenue and 67% and 71%, respectively, of Publishing revenue. For the three and nine months ended September 30, 2017, revenue earned from Google represents 82% and 83% of Applications revenue and 72% and 71% of Publishing revenue.
2018 Developments
On November 6, 2018, MTCH declared a special dividend of $2.00 per share on MTCH common stock and Class B common stock, payable on December 19, 2018 to shareholders of record on December 5, 2018. Based on MTCH's current shares outstanding, the total amount of this dividend will be an aggregate of approximately $560 million, of which approximately $450 million will be paid to IAC. The special dividend will be funded with cash on hand and incremental debt, as necessary.
On November 5, 2018,

•	IAC's revolving credit facility was amended and restated, reducing the facility size from $300 million to $250 million, and now expires November 5, 2023.

•	ANGI entered into a five-year $250 million revolving credit facility and the ANGI Term Loan was amended and restated, and is now due on November 5, 2023.
On October 1, 2018, the Company entered into an agreement to sell Dictionary LLC, which is part of the Publishing segment; the transaction is expected to close in the fourth quarter of 2018. In addition, on October 29, 2018, the Company sold the television business of Electus, which was part of the Video segment. The combined proceeds from the two transactions are expected to be approximately $130 million.

In October 2018, IAC acquired TelTech, a developer of mobile applications, including RoboKiller and TapeACall, within its Applications segment.

In October 2018, ANGI completed the acquisition of Handy Technologies, Inc. ("Handy"), an on-demand platform and gig marketplace connecting people looking for household services with independent, pre-screened professionals. ANGI issued approximately 8.6 million shares of its Class A common stock in connection with the Handy transaction.
On October 10, 2018, IAC was issued approximately 5.1 million shares of Class B common stock of ANGI pursuant to post-closing adjustment provision of the Angie's List merger agreement.

The Company will change its segment reporting in the fourth quarter of 2018. Dotdash and Vimeo will be moved from the Publishing and Video segments and each will be reported as its own segment. The other businesses within the Publishing and Video segments will be moved to the Emerging & Other segment (formerly the Other segment).
Third Quarter 2018 and Year to Date September 2018 Consolidated Results

For the three months ended September 30, 2018, the Company's revenue increased $276.2 million, or 33%, to $1.1 billion, operating income grew $191.4 million to $172.8 million from a loss of $18.6 million in the prior year and Adjusted EBITDA increased $129.8 million, or 94%, to $267.3 million. Revenue increased due primarily to an increase from ANGI due, in part, to the Combination (defined below) of $121.4 million, growth from MTCH of $100.5 million, and increases from Publishing of $50.7 million and Applications of $17.6 million, partially offset by a decrease from Video of $14.1 million. The operating income increase was due primarily to the increase in Adjusted EBITDA of $129.8 million and a decrease of $79.1 million in stock-based compensation expense due primarily to a decrease in the modification and acceleration charges of $80.9 million related to the Combination, partially offset by increases of $15.8 million in amortization of intangibles due, in part, to the Combination and $1.7 million in depreciation. The Adjusted EBITDA increase was primarily driven by a profit of $77.7 million in 2018 compared to a loss of $2.3 million in 2017 from ANGI and growth of $45.5 million, $11.4 million and $3.9 million from MTCH, Publishing and Applications, respectively, partially offset by increased losses of $6.6 million from Video.
For the nine months ended September 30, 2018, the Company delivered 34% revenue growth, 358% operating income growth and 88% Adjusted EBITDA growth. The increases in revenue, operating income and Adjusted EBITDA are due primarily to the factors described above in the three-month discussion.
Events affecting year-over-year comparability include:

(i)
the combination on September 29, 2017 of the businesses comprising the Company's former HomeAdvisor segment and Angie's List, Inc. ("Angie's List") under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"), which comprises the Company's ANGI Homeservices segment. Stock-based compensation expense related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, is expected to be approximately $20 million for the remainder of 2018, and approximately $35 million in 2019 and $20 million in 2020.

(ii)
the adoption of the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018. For the three months ended September 30, 2018, the adoption of ASU No. 2014-09 decreased consolidated operating income by $1.0 million. For the nine months ended September 30, 2018, the adoption of ASU No. 2014-09 increased consolidated operating income by $5.4 million, due primarily to a reduction in sales commissions expense of $8.0 million at ANGI due to the capitalization and amortization of sales commissions. For the three and nine months ended September 30, 2018, the effect of ASU No. 2014-09 decreased consolidated revenue by $0.1 million and $1.0 million, respectively.

(iii)
the adoption of FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018. For the nine months ended September 30, 2018, the adoption of ASU No. 2016-01 increased other income (expense), net by $126.4 million, which includes gross unrealized gains related to the remeasurement of Company's remaining investments in an investee following the sale of a portion of the Company's investment during the second quarter of 2018.

(iv)	acquisitions in 2018 and 2017:

•	a controlling interest in Hinge in the second quarter of 2018 (reflected in the MTCH segment);

•	a controlling interest in HomeStars Inc. ("HomeStars") on February 8, 2017 (reflected in the ANGI Homeservices segment as part of the North America business);

•	a controlling interest in MyBuilder Limited ("MyBuilder") on March 24, 2017 (reflected in the ANGI Homeservices segment as part of the Europe business); and

•	Livestream on October 18, 2017 (reflected in the Video segment as part of Vimeo).

(v)	the transfer of Daily Burn from the Video segment to the Applications segment effective April 1, 2018.

(vi)	the sale of The Princeton Review on March 31, 2017 (reflected in the Other segment).

Results of Operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
Match Group	$443,943	$100,525	29%	$343,418	$1,272,506	$320,752	34%	$951,754
ANGI Homeservices	303,116	121,399	67%	181,717	853,249	340,076	66%	513,173
Video	64,193	(14,145)	(18)%	78,338	193,112	9,015	5%	184,097
Applications	153,973	17,640	13%	136,333	429,034	(10,165)	(2)%	439,199
Publishing	139,439	50,684	57%	88,755	411,116	166,157	68%	244,959
Other *	—	—	—%	—	—	(23,980)	NM	23,980
Inter-segment eliminations	(72)	55	43%	(127)	(228)	280	55%	(508)
Total	$1,104,592	$276,158	33%	$828,434	$3,158,789	$802,135	34%	$2,356,654
________________________
NM = Not meaningful.
* The Other segment consists of the results of The Princeton Review prior to its sale on March 31, 2017.
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017
MTCH revenue increased 29% driven by International Direct Revenue growth of $54.7 million, or 38%, and North America Direct Revenue growth of $46.8 million, or 25%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 29% and 18%, respectively, due primarily to continued growth in Subscribers at Tinder. Total ARPU increased 6% due to Tinder, as Subscribers purchased premium subscriptions, such as Tinder Gold, as well as additional à la carte features. International ARPU was unfavorably impacted from the strengthening of the U.S. dollar relative to certain volatile currencies.
ANGI revenue increased 67% driven by the contribution from Angie's List, Marketplace growth of $56.4 million, or 36%, and growth of $1.9 million, or 13% at the European businesses. Marketplace Revenue growth was driven by a 28% increase in Marketplace Service Requests to 6.4 million and a 19% increase in Marketplace Paying SPs to 206,000. Revenue from Angie's List reflects the write-off of deferred revenue due to the Combination of $0.7 million in 2018 compared to $0.1 million in 2017. Revenue growth at the European businesses was driven by growth in the United Kingdom, Germany and France.
Video revenue decreased 18% driven by lower revenue from IAC Films due to the sale of a film in the third quarter of 2017, a decline at Electus and the transfer of Daily Burn to the Applications segment effective April 1, 2018, partially offset by strong growth from Vimeo. Vimeo Ending Subscribers increased 10% to 932,000. Vimeo revenue in 2018 also includes the contribution from Livestream, which was acquired on October 18, 2017.
Applications revenue increased 13% due to an increase of $21.7 million, or 158%, in Mobile, partially offset by a decline of $4.1 million, or 3%, in Desktop. The increase in Mobile revenue was driven by growth of 77% related to the ongoing transition to subscription products, higher marketing expense and new products. In addition, Mobile revenue growth was attributable to iTranslate, which was acquired on March 15, 2018, and Daily Burn, which transferred from the Video segment effective April 1, 2018. The declines at Desktop were driven by the business-to-business partnership operations due primarily to the loss of certain partners, partially offset by growth at the direct-to-consumer desktop applications business due to higher queries and revenue per query. The adoption of ASU No. 2014-09 resulted in an increase in revenue in Desktop of $0.1 million.
Publishing revenue increased 57% due to $42.2 million, or 73%, higher Ask & Other revenue and $8.5 million, or 28%, higher Premium Brands revenue. Ask & Other revenue increased due to growth in paid traffic primarily in international markets. Premium Brands revenue increased due to growth of 35% at Dotdash due to an increase in advertising revenue.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
MTCH revenue increased 34% driven by International Direct Revenue growth of $188.3 million, or 50%, and North America Direct Revenue growth of $126.5 million, or 23%. Both International and North America Direct Revenue growth were due primarily to the factors described above in the three-month discussion. International ARPU also benefited from the weakening of the U.S. dollar relative to other currencies.
ANGI revenue increased 66% driven by the contribution from Angie's List, Marketplace growth of $141.4 million, or 32%, and growth of $10.6 million, or 25% at the European businesses. Revenue growth for both Marketplace and the European business were due primarily to the factors described above in the three-month discussion. Marketplace Service Requests increased 31% to 18.2 million. Revenue from Angie's List reflects the write-off of deferred revenue due to the Combination of $5.3 million in 2018 compared to $0.1 million in 2017. Revenue growth at the European businesses was also driven by the acquisition of a controlling interest in MyBuilder on March 24, 2017, as well growth across other regions. European revenue also benefited from the weakening of the U.S. dollar relative to the Euro.
Video revenue increased 5% driven by strong growth from Vimeo, due to an increase in ending subscribers, partially offset by a decline at Electus and the transfer of Daily Burn. Vimeo revenue in 2018 also includes the contribution from Livestream.
Applications revenue decreased 2% due to a decline of $44.7 million, or 11%, in Desktop, partially offset by an increase of $34.6 million, or 79%, in Mobile. The declines at Desktop were driven by the business-to-business partnership operations, due primarily to the loss of certain partners, and a decrease in the direct-to-consumer desktop applications business due primarily to lower revenue per query. The increase in Mobile revenue was driven by the factors described above in the three-month discussion. The adoption of ASU No. 2014-09 resulted in a decrease in revenue in Desktop of $0.1 million.
Publishing revenue increased 68% due to $133.5 million, or 83%, higher Ask & Other revenue and $32.7 million, or 38%, higher Premium Brands revenue. Revenue growth for both Ask & Other and Premium Brands were due primarily to the factors described above in the three-month discussion.
Cost of revenue
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$237,238	$70,948	43%	$166,290
As a percentage of revenue	21%			20%
Cost of revenue in 2018 increased from 2017 due to increases of $46.9 million from Publishing, $35.5 million from MTCH and $6.0 million from ANGI, partially offset by a decrease of $21.6 million from Video.

•
The Publishing increase was due primarily to an increase of $42.2 million in traffic acquisition costs driven by higher revenue, primarily in international markets, at Ask & Other and an increase of $4.7 million in compensation expense.

•	The MTCH increase was due primarily to an increase of $32.3 million in in-app purchase fees as revenues are increasingly sourced through mobile app stores.

•
The ANGI increase was due primarily to increases of $2.5 million in traffic acquisition costs, $2.2 million in credit card processing fees, including $1.3 million, from the inclusion of Angie's List and higher Marketplace Revenue, $1.4 million in costs associated with publishing and distributing the Angie's List Magazine and $0.5 million in hosting fees, primarily from the inclusion of Angie's List.

•
The Video decrease was due primarily to a decrease of $29.1 million in production costs at our media and video businesses, driven primarily by lower revenue from IAC Films and a decline at Electus, partially offset by the expense from the inclusion of Livestream.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$657,424	$206,143	46%	$451,281
As a percentage of revenue	21%			19%
Cost of revenue in 2018 increased from 2017 due to increases of $108.3 million from Publishing, $105.2 million from MTCH and $19.9 million from ANGI, partially offset by decreases of $22.3 million from Video and $8.9 million from Other.

•	The Publishing, MTCH and ANGI increases and the Video decrease were due primarily to the factors described above in the three-month discussion.

•	The Other decrease was due to the sale of The Princeton Review.
Selling and marketing expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$386,802	$33,923	10%	$352,879
As a percentage of revenue	35%			43%
Selling and marketing expense in 2018 increased from 2017 due to increases of $13.5 million from MTCH, $11.0 million from Video, $8.9 million from Applications and $5.5 million from ANGI, partially offset by $5.1 million from Publishing.

•
The MTCH increase was due primarily to higher marketing expense of $12.2 million due primarily to increased investments in Pairs and OkCupid. Selling and marketing expense also reflects the inclusion of Hinge, which was acquired in the second quarter of 2018. As a percentage of revenue, selling and marketing expense decreased due primarily to the ongoing shift towards brands with lower marketing spend.

•
The Video increase was due primarily to increases in marketing expense of $3.3 million and $2.5 million at Vimeo and IAC Films, respectively, higher compensation expense of $2.8 million at Electus and $2.1 million of expense from the inclusion of Livestream, partially offset by a decrease of $0.9 million from Daily Burn, following its transfer to the Applications segment effective April 1, 2018.

•	The Applications increase was due primarily to higher online marketing expense of $9.5 million at Mobile.

•
The ANGI increase was due primarily to higher marketing expense of $10.2 million, reflecting the impact from the inclusion of Angie's List, and an increase in facilities costs of $2.2 million, partially offset by a reduction in compensation expense of $8.8 million. The increase in marketing expense was due primarily to increased investment in television spend. Compensation expense reflects a decrease of $18.8 million in stock-based compensation expense and the inclusion of $4.1 million in severance and retention costs in 2017 related to the Combination, partially offset by growth in the sales force. Stock-based compensation expense reflects decreases of $12.2 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($0.4 million in 2018 compared to $12.6 million in 2017) and $6.7 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($0.1 million in 2018 compared to $6.9 million in 2017). As a percentage of revenue, selling and marketing expense declined due, in part, to accelerated revenue growth driven by capacity expansion efforts combined with marketing optimization efforts at HomeAdvisor.

•
The Publishing decrease was due primarily to lower online marketing expense of $8.8 million, despite higher Ask & Other revenue, partially offset by an increase of $3.2 million in compensation expense due, in part, to increases in the sales force at Dotdash and The Daily Beast.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Selling and marketing expense	$1,159,294	$135,900	13%	$1,023,394
As a percentage of revenue	37%			43%
Selling and marketing expense in 2018 increased from 2017 due to increases of $78.5 million from ANGI, $27.1 million from MTCH, $27.0 million from Video and $17.9 million from Publishing, partially offset by decreases of $7.3 million from each of Other and Applications.

•
The ANGI increase was due primarily to increases in marketing expense of $51.5 million, compensation expense of $16.9 million and facilities costs of $4.4 million, all reflecting the impact from the inclusion of Angie's List. The increase in marketing expense is due primarily to increased investments in television spend and online marketing. Compensation expense increased due primarily to growth in the sales force, partially offset by a decrease in stock-based compensation expense of $17.8 million and the inclusion in 2017 of $4.1 million in severance and retention costs related to the Combination. The decrease in stock-based compensation expense reflects decreases of $11.5 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($1.2 million in 2018 compared to $12.6 million in 2017) and $6.4 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($0.5 million in 2018 compared to $6.9 million in 2017). Compensation expense in 2018 also reflects a reduction in sales commissions expense of $8.0 million due to the adoption of ASU No. 2014-09. As a percentage of revenue, selling and marketing expense declined due, in part, to accelerated revenue growth driven by capacity expansion efforts combined with marketing optimization efforts at HomeAdvisor.

•
The MTCH increase was due primarily to the factors described above in the three-month discussion. Higher marketing expense was further impacted by increased investments in Tinder and Meetic, partially offset by lower offline marketing spend at Match.

•
The Video increase was due primarily to increases in marketing expense of $9.5 million and $5.5 million at Vimeo and IAC Films, respectively, higher compensation expense of $8.5 million at Electus and $7.4 million of expense from the inclusion of Livestream, partially offset by a decrease of $6.8 million from Daily Burn, following its transfer to the Applications segment.

•
The Publishing increase was due primarily to higher online marketing expense of $9.2 million, principally related to higher Ask & Other revenue, and an increase of $7.9 million in compensation expense due, in part, to increases in the sales force at Dotdash and The Daily Beast, and an increase in severance.

•	The Other decrease was due to the sale of The Princeton Review.

•	The Applications decrease was due primarily to lower online marketing expense of $22.8 million at Desktop, partially offset by higher online marketing expense of $13.5 million at Mobile.
General and administrative expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$190,903	$(44,677)	(19)%	$235,580
As a percentage of revenue	17%			28%
General and administrative expense in 2018 decreased from 2017 due to decreases of $46.9 million from ANGI, $4.8 million from MTCH and $4.0 million from Publishing, partially offset by an increase of $10.5 million from Corporate.

•
The ANGI decrease was due primarily to lower compensation expense of $47.9 million. The decrease in compensation expense is due primarily to a decrease of $52.3 million in stock-based compensation expense and a decrease of $7.4 million in severance and retention costs related to the Combination ($0.3 million in 2018 compared to $7.7 million in 2017), partially offset by an increase in headcount following the Combination and existing business growth. The decrease in stock-based compensation expense reflects decreases of $40.3 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($12.9 million in 2018 compared to $53.1 million in 2017) and $11.2 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($0.9 million in 2018 compared to $12.1 million in 2017). General and administrative expense also reflects a reduction in transaction and integration-related costs principally related to the Combination of $12.6 million, partially offset by increases of $7.4 million in bad debt expense, due, in part, to higher Marketplace Revenue and $2.4 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List.

•
The MTCH decrease was due primarily to a decrease of $4.1 million in stock-based compensation expense due primarily to a decrease in expense related to a subsidiary denominated equity award issued to a non-employee, which was settled in the third quarter of 2017.

•	The Publishing decrease was due primarily to a favorable legal settlement of $4.8 million in the current year period.

•	The Corporate increase was due primarily to higher compensation costs, including an increase in stock-based compensation expense related to a mark-to-market adjustment.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
General and administrative expense	$563,450	$34,053	6%	$529,397
As a percentage of revenue	18%			22%
General and administrative expense in 2018 increased from 2017 due to increases of $25.6 million from Corporate, $20.2 million from ANGI and $5.1 million from Video, partially offset by decreases of $9.3 million from Other and $7.6 million from MTCH.

•	The Corporate increase was due primarily to the factor described above in the three-month discussion.

•
The ANGI increase was due primarily to an increase of $14.2 million in bad debt expense due, in part, to higher Marketplace Revenue, increases of $7.4 million in software license and maintenance costs, $2.7 million in compensation expense and $2.4 million in facilities costs, all reflecting the impact from the inclusion of Angie's List, and an increase in customer service expense of $2.4 million, partially offset by a reduction in transaction and integration-related costs principally related to the Combination of $15.7 million. The increase in compensation expense is due primarily to an increase in headcount following the Combination and existing business growth, almost entirely offset by a decrease of $26.3 million in stock-based compensation expense and a decrease of $5.0 million in severance and retention costs related to the Combination ($2.7 million in 2018 compared to $7.7 million in 2017). The decrease in stock-based compensation expense reflects decreases of $15.1 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($38.1 million in 2018 compared to $53.1 million in 2017) and $4.9 million in expense related to previously issued Angie's List equity awards including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($7.2 million in 2018 compared to $12.1 million in 2017) and the inclusion in 2017 of a modification charge related to an equity award.

•	The Video increase was due primarily to $5.4 million of expense from the inclusion of Livestream.

•	The Other decrease was due to the sale of The Princeton Review.

•
The MTCH decrease was due primarily to the factor described above in the three-month discussion, and a change of $4.1 million in acquisition-related contingent consideration fair value adjustments (expense of $0.3 million in 2018 compared to expense of $4.3 million in 2017), partially offset by an increase in compensation expense of $6.4 million, excluding stock-based compensation expense.

Product development expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$77,740	$7,095	10%	$70,645
As a percentage of revenue	7%			9%
Product development expense in 2018 increased from 2017 due to increases of $7.0 million from MTCH and $3.2 million from Video, partially offset by a decrease of $4.7 million from ANGI.

•
The MTCH increase was due primarily to an increase of $6.4 million in compensation expense, which includes $5.8 million related primarily to higher headcount at Tinder and $0.6 million in stock-based compensation expense due primarily to the issuance of new equity awards since 2017.

•	The Video increase was due primarily to $2.6 million of expense from the inclusion of Livestream.

•
The ANGI decrease was due primarily to a decrease of $7.2 million in compensation expense, partially offset by an increase of $1.2 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List. The decrease in compensation expense was due primarily to a decrease of $10.2 million in stock-based compensation expense resulting from the reduction in the modification charge related to the Combination, partially offset by increased headcount.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Product development expense	$230,122	$49,287	27%	$180,835
As a percentage of revenue	7%			8%
Product development expense in 2018 increased from 2017 due to increases of $25.4 million from MTCH, $12.2 million from ANGI and $9.8 million from Video.

•	The MTCH increase was due primarily to the factors described above in the three-month discussion.

•
The ANGI increase was due primarily to increases of $5.3 million in compensation expense and $3.7 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List. The increase in compensation expense was due primarily to increased headcount, partially offset by a decrease of $6.6 million in stock-based compensation expense due principally to the reduction in the modification charge related to the Combination.

•	The Video increase was due primarily to the factor described above in the three-month discussion.
Depreciation
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$18,925	$1,662	10%	$17,263
As a percentage of revenue	2%			2%
Depreciation in 2018 increased from 2017 due primarily to continued corporate growth at ANGI, partially offset by certain fixed assets becoming fully depreciated.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Depreciation	$56,987	$1,497	3%	$55,490
As a percentage of revenue	2%			2%
Depreciation in 2018 increased from 2017 due primarily to continued corporate growth at ANGI and MTCH, partially offset by certain fixed assets becoming fully depreciated and the sale of The Princeton Review.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
Match Group	$139,895	$48,887	54%	$91,008	$402,293	$169,439	73%	$232,854
ANGI Homeservices	33,515	146,020	NM	(112,505)	46,021	161,279	NM	(115,258)
Video	(10,250)	(8,441)	(466)%	(1,809)	(41,107)	(15,880)	(63)%	(25,227)
Applications	33,041	3,655	12%	29,386	91,579	(9,709)	(10)%	101,288
Publishing	17,398	11,721	206%	5,677	46,016	48,984	NM	(2,968)
Other	—	—	—%	—	—	5,621	NM	(5,621)
Corporate	(40,767)	(10,421)	(34)%	(30,346)	(113,583)	(22,621)	(25)%	(90,962)
Total	$172,832	$191,421	NM	$(18,589)	$431,219	$337,113	358%	$94,106

As a percentage of revenue	16%			(2)%	14%			4%
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017
Operating income in 2018 increased from a loss in 2017 due primarily to the increase in Adjusted EBITDA of $129.8 million described below and a decrease of $79.1 million in stock-based compensation expense, partially offset by increases of $15.8 million in amortization of intangibles and $1.7 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $80.9 million in modification and acceleration charges related to the Combination ($16.0 million in 2018 compared to $96.9 million in 2017). The increase in amortization of intangibles was due primarily to the Combination and the acquisition of Livestream.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Operating income in 2018 increased from 2017 due primarily to the increase in Adjusted EBITDA of $336.7 million described below, a decrease of $35.4 million in stock-based compensation expense and a change of $4.7 million in acquisition-related contingent consideration fair value adjustments, partially offset by increases of $38.1 million in amortization of intangibles and $1.5 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $45.1 million in modification and acceleration charges related to the Combination ($51.9 million in 2018 compared to $96.9 million in 2017) and the inclusion in 2017 of a modification charge related to an equity award. The increase in amortization of intangibles was due primarily to the factors described above in the three-month discussion, partially offset by a Publishing trade name that became fully amortized in 2017.
At September 30, 2018, there was $338.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	$ Change	% Change	2017	2018	$ Change	% Change	2017
	(Dollars in thousands)
Match Group	$165,039	$45,475	38%	$119,564	$478,341	$162,636	52%	$315,705
ANGI Homeservices	77,700	79,966	NM	(2,266)	181,319	159,707	739%	21,612
Video	(7,390)	(6,568)	(799)%	(822)	(31,432)	(9,046)	(40)%	(22,386)
Applications	34,989	3,912	13%	31,077	97,145	(9,411)	(9)%	106,556
Publishing	18,467	11,379	161%	7,088	49,435	38,428	349%	11,007
Other	—	—	—%	—	—	1,532	NM	(1,532)
Corporate	(21,478)	(4,408)	(26)%	(17,070)	(54,038)	(7,130)	(15)%	(46,908)
Total	$267,327	$129,756	94%	$137,571	$720,770	$336,716	88%	$384,054

As a percentage of revenue	24%			17%	23%			16%
For a reconciliation of operating income (loss) for the Company's reportable segments and net earnings attributable to IAC's shareholders to Adjusted EBITDA, see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017
MTCH Adjusted EBITDA increased 38% due primarily to the increase of $100.5 million in revenue due to growth at Tinder, and lower operating expenses as a percentage of revenue, partially offset by higher in-app purchase fees as revenues are increasingly sourced through mobile app stores.
ANGI Adjusted EBITDA increased to a profit of $77.7 million in 2018 from a loss of $2.3 million in 2017, due primarily to the increase of $121.4 million in revenue, which reflects an increase in the write-off of deferred revenue related to the Combination of $0.6 million, a reduction in transaction and integration-related costs principally related to the Combination of $24.4 million and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination, and increases of $7.4 million in bad debt expense, $6.0 million in cost of revenue, $4.0 million in software license and maintenance cost and $3.6 million in facilities costs.
Video Adjusted EBITDA loss increased 799% driven primarily by higher losses from Electus and lower profits at IAC Films, primarily due to lower revenue, partially offset by lower Adjusted EBITDA losses at Vimeo.

Applications Adjusted EBITDA increased 13% due primarily to higher revenue, partially offset by higher online marketing spend at Mobile.
Publishing Adjusted EBITDA increased 161% due primarily to higher revenue and a favorable legal settlement of $4.8 million in the current year period.
Corporate Adjusted EBITDA loss increased 26% due primarily to higher compensation costs.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
MTCH Adjusted EBITDA increased 52% due primarily to the factors described above in the three-month discussion.
ANGI Adjusted EBITDA increased 739% due primarily to the increase of $340.1 million in revenue, which reflects an increase in the write-off of deferred revenue related to the Combination of $5.2 million, a reduction in transaction and integration-related costs principally related to the Combination of $25.9 million and the factors described above in the three-month discussion. Additionally, Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $8.0 million due to the adoption of ASU No. 2014-09.
Video Adjusted EBITDA loss increased 40%, despite higher revenue, due to higher losses from Electus and Vimeo, partially offset by lower losses from Daily Burn, which transferred to the Applications segment effective April 1, 2018. The increased Adjusted EBITDA loss at Vimeo, despite higher revenue, was driven by investments in product development and marketing expense to continue to grow the business.
Applications Adjusted EBITDA decreased 9% due primarily to lower revenue and the contribution from Daily Burn, which transferred from the Video segment, partially offset by lower online marketing spend at Desktop.
Publishing Adjusted EBITDA increased 349% due primarily to the factors described above in the three-month discussion and lower operating expenses as a percentage of revenue, partially offset by an increase in traffic acquisition costs driven by higher revenue primarily in international markets at Ask & Other.
Corporate Adjusted EBITDA loss increased 15% due primarily to the factor described above in the three-month discussion.
Interest expense
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$27,610	$2,574	10%	$25,036
Interest expense in 2018 increased from 2017 due primarily to the increase in the average outstanding long-term debt balance from the prior year.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Interest expense	$81,471	$6,915	9%	$74,556
Interest expense in 2018 increased from 2017 due primarily to the factors described above in the three-month discussion.

Other income (expense), net
For the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income (expense), net	$8,113	$18,329	NM	$(10,216)
Other income, net in 2018 includes: $8.1 million of interest income; $0.8 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the British Pound; $0.7 million in realized gains related to the sales of certain investments; and $0.8 million mark-to-market charge pertaining to a subsidiary denominated equity instrument.
Other expense, net in 2017 includes: $10.2 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar relative to the British Pound and Euro; $2.9 million in other-than-temporary impairment charges related to certain cost method investments; $2.1 million expense related to the repricing of the Match Group Term Loan; $1.5 million mark-to-market charge pertaining to a subsidiary denominated equity award held by a non-employee; $4.5 million in realized gains related to the sales of certain investments; and $2.9 million of interest income.
For the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Other income (expense), net	$174,635	$182,335	NM	$(7,700)
Other income, net in 2018 includes: $126.4 million of net unrealized gains related to certain equity investments that were adjusted to fair value in accordance with ASU No. 2016-01, which was adopted on January 1, 2018; $27.9 million in realized gains related to the sale of certain equity investments; $20.2 million of interest income; $2.9 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the British Pound; and $1.3 million mark-to-market charge pertaining to a subsidiary denominated equity instrument.
Other expense, net in 2017 includes: $16.3 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar relative to the British Pound and Euro; $12.2 million mark-to-market charge pertaining to a subsidiary denominated equity award held by a non-employee; $7.7 million in other-than-temporary impairment charges related to certain cost method investments; $2.1 million expense related to the repricing of the Match Group Term Loan; $1.2 million loss from the sale of The Princeton Review; $25.8 million in realized gains related to the sale of certain investments; and $7.1 million of interest income.
Income tax benefit
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit	$18,242	NM	NM	$279,480
Effective income tax rate	NM			NM
The income tax benefit in 2018, despite pre-tax income, was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, a reduction in the Transition Tax described below, and research credits.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”) and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized this calculation, which resulted in a $9.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits and a reduction in state taxes, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on recently issued Internal Revenue Service guidance. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which was issued and adopted by the Company in March 2018. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.
The income tax benefit in 2017 was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Income tax benefit	$15,887	NM	NM	$322,809
Effective income tax rate	NM			NM
The income tax benefits in 2018 and 2017 were due primarily to the factors described above in the three-month discussion.
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
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

	Three Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$25,803	$(20,193)	(44)%	$45,996
Net earnings attributable to noncontrolling interests in 2018 primarily represents the publicly-held interest in MTCH's and ANGI's earnings.
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in MTCH's earnings, partially offset by ANGI's losses.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

	Nine Months Ended September 30,
	2018	$ Change	% Change	2017
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$105,061	$42,522	68%	$62,539
Net earnings attributable to noncontrolling interests in 2018 primarily represents the publicly-held interest in MTCH's and ANGI's earnings as well as the net earnings attributable to the noncontrolling interests in a subsidiary that holds the unrealized gains related to certain equity investments that were adjusted during the second quarter of 2018 to fair value in accordance with ASU No. 2016-01, partially offset by net losses attributable to the noncontrolling interests in certain subsidiaries within the Video segment.
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in MTCH's earnings, partially offset by ANGI's losses.

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
For a reconciliation of operating income (loss) by reportable segment and net earnings attributable to IAC shareholders to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017, see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents:
United States	$1,480,543	$1,178,616
All other countries(a)	190,441	452,193
Total cash and cash equivalents	1,670,984	1,630,809
Marketable securities (United States)	208,555	4,995
Total cash and cash equivalents and marketable securities(b) (c)	$1,879,539	$1,635,804

MTCH Debt:
MTCH Term Loan	$425,000	$425,000
6.375% MTCH Senior Notes	400,000	400,000
5.00% MTCH Senior Notes	450,000	450,000
Total MTCH long-term debt	1,275,000	1,275,000
Less: unamortized original issue discount	7,681	8,668
Less: unamortized debt issuance costs	12,231	13,636
Total MTCH debt, net	1,255,088	1,252,696

ANGI Debt:
ANGI Term Loan	264,688	275,000
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,483	2,938
Total ANGI debt, net	248,455	258,312

IAC Debt:
Exchangeable Notes	517,500	517,500
4.75% Senior Notes	34,489	34,859
Total IAC long-term debt	551,989	552,359
Less: unamortized original issue discount	57,356	67,158
Less: unamortized debt issuance costs	14,183	16,740
Total IAC debt, net	480,450	468,461

Total long-term debt, net	$1,983,993	$1,979,469
_________________________________________________________________________

(a)
At September 30, 2018, all of the Company’s international cash can be repatriated without significant tax consequences as it has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act. During the nine months ended September 30, 2018, foreign cash of $346 million was repatriated to the U.S.

(b)
Cash and cash equivalents at September 30, 2018 and December 31, 2017 includes MTCH's domestic and international cash and cash equivalents of $268.4 million and $134.2 million; and $203.5 million and $69.2 million, respectively. MTCH is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and its subsidiaries.

(c)
Cash and cash equivalents at September 30, 2018 and December 31, 2017 includes ANGI's domestic and international cash and cash equivalents of $272.3 million and $7.2 million; and $214.8 million and $6.7 million, respectively. Marketable securities at September 30, 2018 include $34.9 million at ANGI. There are no marketable securities at December 31, 2017 at ANGI. ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of ANGI and its subsidiaries.

IAC, MTCH and ANGI Long-term Debt
For a detailed description of IAC, MTCH and ANGI long-term debt, see "Note 6—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by (used in)
Operating activities	$671,700	$297,801
Investing activities	(273,558)	81,243
Financing activities	(359,856)	(492,800)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include stock-based compensation expense, unrealized gains and losses on equity securities, amortization of intangibles, depreciation, deferred income taxes, bad debt expense and gains from the sale of investments and businesses.
2018
Adjustments to earnings primarily consist of $172.0 million of stock-based compensation expense, $60.3 million of amortization of intangibles, $57.0 million of depreciation and $35.5 million of bad debt expense, partially offset by $126.4 million of net unrealized gains on certain equity securities, $36.9 million of deferred income taxes and $27.2 million of gains from the sale of investments. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards, partially offset by the deferred income tax provision on the net unrealized gains on certain equity securities. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $78.7 million, an increase in other assets of $48.9 million, partially offset by an increase in accounts payable and other liabilities of $57.9 million and an increase in deferred revenue of $52.2 million. The increase in accounts receivable is primarily due to revenue growth at ANGI, MTCH and Publishing. The increase in other assets is primarily related to increases in prepaid hosting services and capitalized mobile app store fees at MTCH and increases in capitalized sales commissions and prepaid marketing at ANGI. The increase in accounts payable and other liabilities is primarily due to increases in (i) accrued compensation costs, (ii) payables and accruals at Publishing due to growth in paid traffic primarily in international markets, (iii) accrued interest primarily related to the MTCH Senior Notes due to the timing of interest payments and (iv) accrued advertising driven by MTCH and ANGI. The increase in deferred revenue is due primarily to growth in subscription sales at MTCH and Vimeo.
Net cash used in investing activities includes purchases (net of maturities and sales) of marketable debt securities of $201.9 million, capital expenditures of $60.1 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services and computer hardware, cash used for acquisitions and investments of $49.8 million, partially offset by net proceeds from the sale of investments of $28.6 million and $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis.
Net cash used in financing activities includes $181.8 million and $27.2 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $86.2 million for the repurchase of 2.0 million shares, on a settlement date basis, of MTCH common stock at an average price of $42.85 per share, $82.9 million for the repurchase of 0.5 million shares, on a settlement date basis, of IAC common stock at an average price of $152.23 per share, and $10.3 million in principal payments on ANGI debt, partially offset by $38.9 million in proceeds from the exercise of IAC stock options.

2017
Adjustments to earnings primarily consist of $344.1 million of deferred income taxes and $24.0 million of net gains from the sale of businesses and investments, partially offset by $207.4 million of stock-based compensation expense, $55.5 million of depreciation, $22.2 million of amortization of intangibles, $20.9 million of bad debt expense, and $35.7 million of other adjustments, which primarily consists of $16.0 million in net foreign currency exchange losses and $7.7 million in other-than-temporary impairment charges related to certain cost method investments. The deferred tax benefit primarily relates to the net operating loss created by the excess tax benefit of $314.3 million related to the settlement of stock-based awards and the deferred tax benefit on the modification charge for the conversion and acceleration of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $78.6 million and an increase in other assets of $17.3 million, partially offset by an increase in deferred revenue of $44.8 million and an increase in accounts payable and other liabilities of $36.4 million. The increase in accounts receivable is primarily due to (i) the timing of cash receipts and revenue increasingly sourced through mobile app stores at MTCH, and (ii) revenue growth at ANGI. The increase in other assets is primarily related to an increase in prepaid marketing at ANGI. The increase in deferred revenue is due primarily to growth in subscription sales at MTCH, ANGI and Vimeo, partially offset by decreases at Electus and Notional primarily due to the delivery of programming related to various production deals. The increase in accounts payable and other liabilities is due to: (i) an increase in accrued interest related to the MTCH Senior Notes and the Company's Senior Notes due to timing of interest payments, (ii) an increase in payables at MTCH due to timing of payments and at ANGI due to increased advertising expenses, and (iii) an increase in accrued severance and retention and accrued professional fees at ANGI related to the Combination.
Net cash provided by investing activities includes net proceeds from the sale of businesses and investments of $125.2 million, which is primarily related to the proceeds from the sale of The Princeton Review, and proceeds (net of purchases) of marketable debt securities of $89.4 million, partially offset by $69.1 million of cash used primarily for the MyBuilder, Angie's List, and HomeStars acquisitions, and capital expenditures of $56.5 million, primarily related to the Company's purchase of a 50% ownership interest in an aircraft and investments in the development of capitalized software at MTCH and ANGI to support their products and services, as well as computer hardware.
Net cash used in financing activities includes $272.5 million for the purchase of certain fully vested MTCH stock-based awards, $229.0 million for the payment of withholding taxes on behalf of MTCH employees for stock-based awards that were net settled, $57.2 million for the payment of withholding taxes on behalf of IAC employees for stock-based awards that were net settled, $56.4 million for the repurchase of 0.8 million shares, on a settlement date basis, of IAC common stock at an average price of $69.24 per share, $31.6 million for the repurchases of IAC debt, $27.3 million in acquisition-related contingent consideration payments, and $13.0 million for the purchase of noncontrolling interests, partially offset by $75.0 million in proceeds from additional borrowings under the MTCH Term Loan, $69.1 million in proceeds from the exercise of IAC stock options, and $57.7 million in proceeds from the exercise of MTCH stock options.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities, as well as cash flows generated from operations. IAC's consolidated cash and cash equivalents and marketable securities at September 30, 2018 were $1.9 billion, of which $402.6 million was held by MTCH and $314.4 million was held by ANGI. The Company generated $671.7 million of operating cash flows for the nine months ended September 30, 2018, of which $425.2 million was generated by MTCH and $153.7 million was generated by ANGI. Each of MTCH and ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and ANGI and their respective subsidiaries. In addition, agreements governing MTCH and ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of MTCH, its net leverage ratio (as defined in the MTCH debt agreements) exceeds 5.0 to 1.0, and in the case of ANGI, its net leverage ratio (as defined in the ANGI Term Loan) exceeds 4.0 to 1.0. There were no such limitations at September 30, 2018.
On November 5, 2018, IAC's $300 million revolving credit facility was amended and restated, reducing the facility size from $300 million to $250 million, and now expires on November 5, 2023. MTCH has a $500 million revolving credit facility that expires on October 7, 2020. Both credit facilities were undrawn as of September 30, 2018 and currently remain undrawn. On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility (the "ANGI Credit Facility"). The annual commitment fee on undrawn funds is currently 25 basis points and is based on the net leverage ratio most recently reported. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on ANGI's consolidated net leverage ratio. Additionally, on November 5, 2018, the ANGI Term Loan was amended and restated, and is now due on November 5,

2023. From and after the amendment date, quarterly principal payments of 1.25% of the original principal amount in the first three years, 2.5% in the fourth year and 3.75% in the fifth year are required.
The terms of the ANGI Credit Facility and the ANGI Term Loan require ANGI to maintain a net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0. There are additional covenants under both the ANGI Term Loan and the ANGI Credit Facility that limit the ability of ANGI and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
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
During the nine months ended September 30, 2018, IAC repurchased 0.5 million shares, on a trade date basis, of its common stock at an average price of $152.23 per share, or $82.9 million in aggregate. IAC has 8.0 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
During the nine months ended September 30, 2018, MTCH repurchased 2.0 million shares, on a trade date basis, of its common stock at an average price of $42.85 per share, or $86.2 million in aggregate. From October 1, 2018 through November 2, 2018, MTCH repurchased an additional 0.4 million shares at an average price of $50.56 per share, or $20.4 million in aggregate. MTCH has 3.6 million shares remaining in its share repurchase authorization.
The Company has granted stock options and stock settled stock appreciation rights denominated in the equity of certain subsidiaries to employees and management of those subsidiaries. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of IAC common shares that would be required to settle these vested and unvested interests, other than for MTCH, ANGI and their subsidiaries, at current estimated fair values, at November 2, 2018, is 0.1 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $17.5 million at November 2, 2018, assuming a 50% withholding rate. The number of shares ultimately needed to settle these awards may vary significantly as a result of both movements in the Company's stock price and the determination of fair value of the relevant subsidiary that is different than the Company's estimate. The Company's RSUs and PSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis. The number of IAC common shares that would be required to settle these awards at November 2, 2018, is 0.2 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $41.2 million at November 2, 2018, assuming a 50% withholding rate.
The Company's publicly traded subsidiaries have also granted equity awards denominated in the shares of those subsidiaries, all of which are currently being net settled and some of which may be settled using IAC shares.
MTCH currently settles all equity awards on a net basis. Assuming all MTCH equity awards outstanding on November 2, 2018 were net settled, MTCH would have issued 10.4 million common shares (of which 1.5 million is related to vested shares and 8.9 million is related to unvested shares) and would have remitted $544.2 million (of which $77.3 million is related to vested shares and $466.9 million is related to unvested shares) in cash for withholding taxes (assuming a 50% withholding rate). Certain MTCH stock options ("Tandem Awards") can be settled in MTCH or IAC common stock at the Company's election. Assuming all vested and unvested Tandem Awards outstanding on November 2, 2018 were exercised on that date and settled using IAC stock, 0.4 million IAC common shares would have been issued in settlement and MTCH would have issued 1.7 million shares, which is included in the amount above, to IAC as reimbursement.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on November 2, 2018 were net settled using IAC stock, 1.6 million IAC common shares would have been issued in settlement and IAC would have been issued 16.8 million shares of ANGI Class A stock and ANGI would have remitted $320.0 million in cash for withholding taxes

(assuming a 50% withholding rate). If ANGI decided to issue a sufficient number of shares to cover the $320.0 million employee withholding tax obligation, 16.8 million additional Class A shares would be issued by ANGI. ANGI's cash withholding obligation on all other ANGI net settled awards outstanding on November 2, 2018 is $20.3 million (assuming a 50% withholding rate), which is the equivalent of 1.1 million shares.
As of September 30, 2018, IAC's economic and voting interest in MTCH is 80.9% and 97.5%, respectively, and in ANGI is 86.3% and 98.4%, respectively. As described above, certain MTCH and ANGI equity awards can be settled either in IAC common shares or the common shares of these subsidiaries at IAC's election. The Company currently expects to settle a sufficient number of awards in IAC shares to maintain an economic interest in both MTCH and ANGI of at least 80% and to otherwise take such other steps as necessary to maintain an economic interest in each of MTCH and ANGI of at least 80%. Subsequent to September 30, 2018, IAC was issued approximately 5.1 million shares of Class B common stock of ANGI pursuant to the post-closing adjustment provision of the Angie's List merger agreement and ANGI issued approximately 8.6 million shares of its Class A common stock in connection with the Handy transaction. After giving effect to these two transactions, IAC's economic and voting interest in ANGI would be approximately 84.9% and 98.3%, respectively.
The Company does not expect to be a full U.S. federal cash income tax payer until 2022. The ultimate timing is dependent primarily on the performance of the Company and the amount and timing of tax deductions related to stock-based awards.
All of the Company’s international cash can be repatriated without significant tax consequences as it has been subjected to U.S. income taxes due to either the Transition Tax or tax on GILTI imposed by the Tax Act.  During the nine months ended September 30, 2018, foreign cash of $346 million was repatriated to the U.S.
The Company believes its existing cash, cash equivalents, marketable securities and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for its products and services. The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures or debt service or other requirements; and (ii) use operating cash flow to make acquisitions, capital expenditures, invest in other areas, such as developing business opportunities. The Company may make additional acquisitions and investments and, as a result, the Company may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
At September 30, 2018, there have been no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Equity Securities

The Company invests in equity securities as part of its investment strategy. Our equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of ASU No. 2016-01, upon its adoption on January 1, 2018, with changes recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and value is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. We review impairment of our equity securities each reporting period when there are qualitative indicators that may indicate impairment. Once the qualitative indicators are identified and the fair value of the security is less than its carrying value, we will write down the security to its fair value and record the corresponding charge within other income (expense), net.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2018, there have been no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On October 30, 2017, the plaintiffs filed a second amended consolidated complaint, which among other things, dropped their claim under Section 12 of the Securities Act of 1933. Pursuant to an agreed-upon briefing schedule approved by the court, the defendants filed motions to dismiss the second amended consolidated complaint on December 15, 2017, the plaintiffs filed an opposition to the motions on January 29, 2018, and the defendants filed replies to the opposition on February 20, 2018. On March 8, 2018, the court issued an order transferring the case from Judge Lindsay to newly appointed Judge Scholer. On June 19, 2018, the court heard oral arguments on the motions, issued an oral ruling from the bench dismissing the second amended consolidated complaint without leave to amend, and indicated that a written opinion and order would be forthcoming. On July 10, 2018, pursuant to the court’s suggestion at oral argument, the defendants submitted a proposed order formalizing the court’s dismissal ruling. On August 24, 2018, the court issued an opinion and order dismissing the second amended consolidated complaint without leave to amend. The plaintiffs have not filed a notice of appeal from the dismissal, and their time to do so has expired.

Consumer Class Action Challenging Tinder’s Age-Tiered Pricing

On May 28, 2015, a putative state-wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount. On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint. On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age-based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means. On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action. On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal. On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act. Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision.  On May 9, 2018, the California Supreme Court denied the petition. The case has been returned to the trial court for further proceedings and is currently in discovery. We and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.

Tinder Optionholder Litigation against IAC and Match Group

On August 14, 2018, ten current and former employees of Match Group, LLC or Tinder, Inc. (“Tinder”), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving one of the plaintiffs (Mr. Rad) of his contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who are still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2018.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of its common stock during the quarter ended September 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 2018	—	$—	—	8,483,564
August 2018	447,338	$152.41	447,338	8,036,226
September 2018	—	$—	—	8,036,226
Total	447,338	$—	447,338	8,036,226
_____________________________________________________________________________

(1)	Reflects repurchases made pursuant to the repurchase authorization previously announced in May 2016.

(2)
Represents the total number of shares of common stock that remained available for repurchase as of September 30, 2018 pursuant to the May 2016 repurchase authorization. IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 5. Other Information
On November 7, 2018, IAC filed with the Secretary of State of Delaware a Certificate of Designations (the “Certificate of Designations”) for the purpose of establishing the preferences, limitations and relative rights of the Series D Cumulative Preferred Stock, par value $0.01 per share, of IAC (the “Series D Preferred Stock”). Pursuant to the Certificate of Designations, each share of Series D Preferred Stock is entitled to receive cash dividends at a rate of 7.50% per annum, or $75.00 per year, payable quarterly in arrears. The foregoing description of the terms of the Series D Preferred Stock is qualified in its entirety by reference to the copy of the Certificate of Designations, which is attached hereto as Exhibit 3.5 and incorporated by reference herein.
On November 7, 2018, IAC issued a total of 557,603 shares of Series D Preferred Stock to USANi LLC (“USANi”), a Delaware limited liability company and a wholly owned subsidiary of IAC, in exchange for a number of shares of the Company’s common stock held by USANi, which shares of common stock had a fair market value at the time of exchange equal to the aggregate liquidation preference of the shares of Preferred Stock issued, plus cash in lieu of a fractional share. The Series D Preferred Stock was issued in connection with an internal restructuring and is eliminated in the Company’s consolidated financial statements. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
3.4	Certificate of Designations of Series C Cumulative Preferred Stock.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.5	Certificate of Designations of Series D Cumulative Preferred Stock. (1)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.INS	XBRL Instance (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation (1)
101.DEF	XBRL Taxonomy Extension Definition (1)
101.LAB	XBRL Taxonomy Extension Labels (1)
101.PRE	XBRL Taxonomy Extension Presentation (1)
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 9, 2018
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	November 9, 2018
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