Form 10-K
period 2018-12-31
IAC/INTERACTIVECORP
filed 2019-03-01
CIK 891103

As filed with the Securities and Exchange Commission on March 1, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 1, 2019, the following shares of the Registrant's Common Stock were outstanding:

Common Stock	77,986,305
Class B Common Stock	5,789,499
Total	83,775,804
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2018 was $11,833,394,558. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.
Documents Incorporated By Reference:
Portions of the Registrant's proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I
Item 1.    Business
OVERVIEW
Who We Are
IAC has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish and OkCupid, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy, and also operates Vimeo, Dotdash and The Daily Beast, among many other online businesses.
As used herein, "IAC," the "Company," "we," "our," "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
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
From 1997 to 2005, we acquired a number of e-commerce companies, including Ticketmaster Group, Hotel Reservations Network (later renamed Hotels.com), Expedia.com, Match.com, LendingTree, Hotwire, TripAdvisor and AskJeeves.
In 2005, we completed the separation of our travel and travel‑related businesses and investments into an independent public company called Expedia, Inc. (now known as Expedia Group, Inc.). In 2008, we separated into five independent, publicly traded companies: IAC, HSN, Inc. (now part of Qurate Retail, Inc.), Interval Leisure Group, Inc. (now part of Marriott Vacations Worldwide Corporation), Ticketmaster (now part of Live Nation, Inc.) and Tree.com, Inc.
From 2008 to 2014, we continued to invest in and acquire e-commerce companies, including Meetic, About.com (now known as Dotdash), Dictionary.com and Investopedia. In 2015, we acquired Plentyoffish Media Inc. and completed the initial public offering of Match Group, Inc.
In 2016 and 2017, we completed the combination of the businesses in our former HomeAdvisor segment with those of Angie’s List, Inc. under a new publicly traded holding company that we control, ANGI Homeservices Inc. ("ANGI Homeservices"), as well as acquired controlling interests in MyHammer Holding AG, HomeStars Inc. and MyBuilder Limited, leading home services platforms in Germany, the United Kingdom and Canada, respectively. Through Vimeo, we acquired VHX, a platform for premium over-the-top (OTT) subscription video channels, and Livestream Inc., a leading live video solution.
In 2018, through ANGI Homeservices, we acquired Handy Technologies, Inc., a leading platform in the United States for connecting consumers looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. We also acquired a controlling interest in BlueCrew, an on-demand staffing platform that connects temporary workers with traditional blue-collar jobs in areas like warehouse, delivery and moving, data entry and customer service. Lastly, we sold our Dictionary.com business, the television business of Electus (including Notional) and our Felix and CityGrid businesses.

EQUITY OWNERSHIP AND VOTE
IAC has outstanding shares of common stock, with one vote per share, and shares of Class B common stock, with ten votes per share and which are convertible into common stock on a share for share basis. As of the date of this report, Barry Diller, IAC’s Chairman and Senior Executive, his spouse (Diane von Furstenberg) and his stepson (Alexander von Furstenberg), collectively beneficially own 5,789,499 shares of Class B common stock representing 100% of the outstanding shares of Class B common stock. Together with shares of common stock held as of the date of this report by Mr. von Furstenberg (61,685), a trust for the benefit of certain members of Mr. Diller’s family (136,711) and a family foundation (1,711), these holdings represent approximately 42.8% of the total outstanding voting power of IAC (based on the number of shares of common and Class B common stock outstanding on February 1, 2019). As of the date of this report, Mr. Diller also holds 1,050,000 vested options and 250,000 unvested options to purchase shares of common stock.
In addition, pursuant to an amended and restated governance agreement between IAC and Mr. Diller, for so long as Mr. Diller serves as IAC’s Chairman and Senior Executive and he beneficially owns (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) at least 5,000,000 shares of Class B common stock and/or common stock in which he has a pecuniary interest (including IAC securities beneficially owned by him directly and indirectly through trusts for the benefit of certain members of his family), he generally has the right to consent to limited matters in the event that IAC’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period.
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

DESCRIPTION OF IAC BUSINESSES
Match Group
Overview
Our Match Group segment consists of the businesses and operations of Match Group, Inc. ("Match Group"). Through Match Group, we operate a portfolio of dating brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, Pairs and Hinge, as well as a number of other brands, each designed to increase user likelihood of finding a meaningful connection. As of December 31, 2018, IAC’s ownership and voting interests in Match Group were 81.1% and 97.6%, respectively.
Services
Through Match Group, we are a leading provider of dating products all over the world through applications and websites that we own and operate. As of December 31, 2018, there were approximately 7.9 million Average Subscribers to our dating products (calculated by summing the total number of users who purchased one of our subscription-based dating products at the end of each day in the year ended December 31, 2018, divided by the number of calendar days in such year).
Dating is a highly personal endeavor and consumers have a wide variety of preferences that determine what type of dating product they choose. As a result, our strategy focuses on a portfolio approach of various brands in order to reach a broad range of users. Our brands are collectively available in 40 languages to users all over the world. The following is a list of our key brands:
Tinder. Tinder was launched in 2012, and has since risen to scale and popularity faster than any other product in the online dating category with limited marketing spend, growing to over 4.3 million subscribers today. Tinder’s distinctive "right swipe" feature has led to significant adoption among the millennial generation, previously underserved by the online dating category. Tinder employs a freemium model, through which users can enjoy many of the core features of Tinder for free, including limited use of the "swipe right" feature with unlimited communication with other users. However, to enjoy premium features, such as unlimited use of the "swipe right" feature, a Tinder user must subscribe to either Tinder Plus, launched in early 2015, or Tinder Gold, which was launched in late summer 2017. Tinder users and subscribers may also pay for certain premium features, such as Super Likes and Boosts, on a pay-per-use basis.
Match. Match was launched in 1995 and helped create the online dating category. Among its distinguishing features are the ability to search profiles, receive algorithmic matches and attend live events (promoted by Match) with other subscribers. Additionally, new features, such as Missed Connections, which uses location-based technology to enable users to connect with other users with whom they have crossed paths in the past, engage users into more meaningful connections. Match is a brand that focuses on users with a high level of intent to enter into a relationship and its product and marketing are designed to reinforce that approach. Match relies heavily on word-of-mouth traffic, repeat usage and paid marketing.
PlentyOfFish. PlentyOfFish was launched in 2003 and acquired in October 2015. Similar to Match, among its distinguishing features is the ability to both search profiles and receive algorithmic matches. Similar to Tinder, PlentyOfFish has grown to popularity over the years with very limited marketing spend and also relies on a freemium model. PlentyOfFish has broad appeal in the central United States, Canada, the United Kingdom and a number of other international markets.
Meetic. Meetic, a leading European online dating brand based in France, was launched in 2001. Similar to Match, among its distinguishing features are the ability to search profiles, receive algorithmic matches and attend live events (promoted by Meetic) with other subscribers and non-subscribers from time to time. Also, similar to Match, Meetic is a brand that focuses on users with a high level of intent to enter into a relationship and its product and marketing are designed to reinforce that approach. Meetic relies heavily on word-of-mouth traffic, repeat usage and paid marketing.

OkCupid. OkCupid was launched in 2004, and has attracted users through a mathematical and Q&A approach to the online dating category. Similar to Tinder and PlentyOfFish, OkCupid has grown in popularity over the years without significant marketing spend and also relies on a freemium model. OkCupid has a loyal and highly educated user base predominately located in major cities in the United States and the United Kingdom.
OurTime. OurTime is the largest brand within our affinity-oriented brands. OurTime is the largest community of singles over age 50 of any dating product.
Pairs. Pairs was launched in 2012 and acquired in May 2015. Pairs is a leading provider of dating products in Japan, with a strong presence in Taiwan and a growing presence in certain other Asian countries. Pairs is a dating app that was specifically designed to address social barriers generally associated with the use of dating products in Asian countries, particularly Japan.
Hinge. Hinge was launched in 2012 and, following a series of investments, Match took a controlling stake in Hinge in June 2018 and purchased all of the remaining outstanding equity in December 2018. Hinge is a mobile-only experience and employs a freemium model. Hinge focuses on users with a high level of intent to enter into a relationship and its product is designed to reinforce that approach.
All of our dating products enable users to establish a profile and review the profiles of other users without charge. Each product also offers additional features, some of which are free and some of which are paid, depending on the particular product. In general, access to premium features requires a subscription, which is typically offered in packages (primarily ranging from one month to six months), depending on the product and circumstance. Prices differ meaningfully within a given brand by the duration of subscription purchased, the bundle of paid features that a user chooses to access and whether or not a subscriber is taking advantage of any special offers. In addition to subscriptions, many of our dating products offer users certain features, such as the ability to promote themselves for a given period of time or to review certain profiles without any signaling to other users, and these features are offered on a pay‑per‑use basis. The precise mix of paid and premium features is established over time on a brand‑by‑brand basis and is constantly subject to iteration and evolution.
Revenue
Match Group revenue is primarily derived directly from users in the form of recurring subscriptions. Revenue is also earned from online advertising, the purchase of à la carte features and offline events.
Marketing
Certain of our brands attract the majority of their users through word-of-mouth and other free channels. Our other brands rely on paid user acquisition efforts for a significant percentage of their users. Our online marketing activities generally consist of social media advertising, banner and other display advertising, search engine marketing, e-mail campaigns, video advertising, business development or partnership deals and hiring influencers to promote our dating products. Our offline marketing activities generally consist of television advertising and related public relations efforts, as well as events.
Competition
The dating industry is competitive and has no single, dominant brand globally. We compete with a number of other companies that provide similar dating and matchmaking products.
In addition to other online dating brands, we compete with social media platforms and offline dating services, such as in‑person matchmakers. Arguably, our biggest competition comes from the traditional ways that people meet each other and the choices some people make to not utilize dating products or services.
We believe that our ability to compete successfully in the case of our dating business will depend primarily upon the following factors:

•
our ability to continue to increase consumer acceptance and adoption of online dating products, particularly in emerging markets and other parts of the world where the stigma is only beginning to erode;

•	continued growth in Internet access and smart phone adoption in certain regions of the world, particularly emerging markets;

•	the continued strength of Match Group brands;

•	the breadth and depth of Match Group active user communities relative to those of its competitors;

•
our ability to evolve our dating products in response to competitor offerings, user requirements, social trends, the ever-evolving technological landscape and the ever-changing regulatory landscape (in particular, as it relates to the regulation of online platforms);

•	our ability to efficiently acquire new users for our dating products;

•	our ability to continue to optimize our monetization strategies; and

•	the design and functionality of our dating products.
Lastly, since a large portion of online dating customers use multiple dating products over a given period of time, either concurrently or sequentially, we believe our broad portfolio of dating brands is a competitive advantage.
ANGI Homeservices
Overview
Through the ANGI Homeservices portfolio of digital home services brands, including HomeAdvisor®, Angie’s List® and Handy, we connect millions of homeowners to home service professionals, collect reviews and allow homeowners to research, match and connect on-demand to the largest network of service professionals online, through our mobile apps or by voice assistants.
In addition to its market-leading U.S. operations, ANGI owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot), United Kingdom (MyBuilder), Canada (HomeStars) and Italy (Instapro), as well as operations in Austria (MyHammer). As of December 31, 2018, IAC’s economic and voting interests in ANGI Homeservices were 83.9% and 98.1%, respectively.
Our ANGI Homeservices segment consists of the North American (United States and Canada) and European businesses and operations of ANGI Homeservices, a publicly traded holding company that was formed to facilitate the combination of the businesses within our former HomeAdvisor segment with Angie’s List, Inc. ("Angie's List"), which transaction was completed on September 29, 2017 (the "Combination"). ANGI Homeservices acquired Handy Technologies, Inc. ("Handy"), a leading platform in the United States for connecting individuals looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals, in October 2018.
Services
Overview. The HomeAdvisor digital marketplace service (formerly known as our HomeAdvisor domestic business ("HomeAdvisor")) connects consumers with service professionals nationwide for home repair, maintenance and improvement projects. HomeAdvisor provides consumers with tools and resources to help them find local, pre-screened and customer-rated service professionals, as well as instantly book appointments online. HomeAdvisor also connects consumers with service professionals instantly by telephone, as well as offers several home services-related resources, such as cost guides for different types of home services projects. Handy connects consumers looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals.

Together, we refer to the HomeAdvisor and Handy businesses in the United States as the "Marketplace." We provide all Marketplace matching services, related tools and directories to consumers free of charge.
As of December 31, 2018, the Marketplace had a network of approximately 214,000 service professionals, each of whom had an active network membership and/or paid for consumer matches (in the case of HomeAdvisor service professionals) or completed a job sourced through the Handy platform (in the case of Handy service professionals) in December 2018. Collectively, these service professionals provided services in more than 500 categories and 400 discrete markets in the United States, ranging from cleaning and installation services to simple home repairs and larger home remodeling projects. The Marketplace generated approximately 23.5 million service requests from over 13 million households during the year ended December 31, 2018. Service requests consisted of fully completed customer service requests submitted to HomeAdvisor and completed jobs sourced through the Handy platform.
Angie’s List connects consumers with service professionals for local services through a nationwide online directory of service professionals in over 700 service categories, as well as provides consumers with valuable tools, services and content (including verified reviews), to help them research, shop and hire for local services. We provide consumers with access to the Angie's List nationwide directory and related basic tools and services free of charge.
Marketplace Consumer Services. Consumers can submit a service request for a service professional directly through HomeAdvisor platforms, as well as indirectly through certain paths on some of our other branded platforms and various third-party affiliate platforms. In the case of service requests submitted through HomeAdvisor and third-party affiliate platforms, consumers are generally matched (through our proprietary algorithms) with up to four service professionals from the HomeAdvisor network of service professionals based on several factors, including the type of services desired, location and the number of service professionals available to fulfill the request. In the case of service requests submitted through our other branded platforms, consumers are generally matched (through our proprietary algorithms) with a combination of HomeAdvisor service professionals and service professionals from the relevant branded platform (as and if available for the given service request).
Service professionals may contact consumers with whom they have been matched directly and consumers can review profiles, ratings and reviews of presented service professionals and select the service professional whom they believe best meets their specific needs. Consumers are under no obligation to work with any service professional(s) referred by or found through any of our branded platforms or third-party affiliate platforms.
HomeAdvisor also provides several on-demand services, including Instant Booking and Instant Connect (patent-pending). Through Instant Booking, consumers can schedule appointments for select home services with a HomeAdvisor service professional instantly across certain HomeAdvisor platforms. Through Instant Connect, consumers can connect with a HomeAdvisor service professional instantly by phone, as well as through digital voice assistant platforms. In certain markets, HomeAdvisor also provides Same Day Service and Next Day Service for certain home services. In addition to matching and on-demand services, consumers can access the online HomeAdvisor True Cost Guide, which provides project cost information for more than 400 project types nationwide, as well as a library of home services-related content.
Through the Handy platform, consumers can select the service they need and specify when (date and time) they want the service to be provided; this information is then used to match consumers with Handy service professionals. In certain markets, consumers can also submit a request to book a specific Handy service professional for a given job. In both cases, the service is then scheduled and paid for directly through the Handy platform. In addition, consumers who purchase furniture, electronics, appliances and other home-related items from select third-party retail partners online (and in certain markets, in store) can simultaneously purchase assembly, installation and other related services to be fulfilled by Handy service professionals. The service is then paid for directly through the applicable third-party retail partner platform and scheduled through the Handy platform. Consumers can also search for service professionals by zip code on the Handy platform and contact them through the Handy platform.
Marketplace Service Professional Services. We primarily offer and sell HomeAdvisor memberships and related products and services to service professionals through our sales force (described below). The basic HomeAdvisor annual membership package includes membership in the HomeAdvisor network of service professionals, as well as access to consumer matches through HomeAdvisor platforms and a listing in the HomeAdvisor online directory and certain other affiliate directories, among other benefits. In addition to the membership subscription fee, HomeAdvisor service professionals pay fees for consumer matches. In the case of Handy, we provide service professionals who self-register on the Handy platform with access to a pool of consumers seeking service professionals. When a service is scheduled through the Handy platform, the related payment is processed and we charge the service professional a booking fee. We also offer certain other subscription products, primarily to HomeAdvisor service professionals, through mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses, as well as custom website development and hosting services.
Angie's List Consumer Services. Through most Angie’s List platforms, consumers can currently register and search for a service professional in the Angie’s List nationwide online directory and/or be matched with a service professional. Consumers who register can access ratings and reviews and search for service professionals, as well as access certain promotions. For a fee, we offer two premium membership packages, which include varying degrees of online and phone support, access to exclusive promotions and features and the award-winning Angie’s List print magazine.
Angie's List Service Professional Services. Angie’s List provides service professionals with a variety of services and tools, including certification. Generally, service professionals with an overall member grade below a "B" are not eligible for certification. Service professionals must satisfy certain criteria for certification, including retaining the requisite member grade, passing certain criminal background checks and attesting to proper licensure requirements. Once eligibility criteria are satisfied, service professionals must purchase term-based advertising from us to obtain certification. As of December 31, 2018, we had approximately 36,000 certified service professionals under contract for advertising.
Certified service professionals rotate among the first service professionals listed in directory search results for an applicable category, with non-certified service professionals appearing below certified service professionals in directory search results. Certified service professionals can also provide exclusive promotions to members. When consumers choose to be matched with a service professional, our proprietary algorithms will determine where a given service professional appears within related results.
Revenue
ANGI Homeservices revenue is primarily derived from: (i) consumer connection revenue, which consists of fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and booking fees from completed jobs sourced through the Handy platform, and (ii) membership subscription fees paid by HomeAdvisor service professionals. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service.
Revenue is also derived from: (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers.
Marketing
ANGI Homeservices products and services are marketed to consumers primarily through digital marketing (primarily paid search engine marketing, display advertising and third-party affiliate agreements) and traditional offline marketing (national television and radio campaigns), as well as through e-mail. Pursuant to third-party affiliate agreements, third parties agree to advertise and promote HomeAdvisor products and services (and those of HomeAdvisor service professionals) on their platforms. In exchange for these efforts, these third parties are paid a fixed fee when visitors from their platforms click through and submit a valid service request through HomeAdvisor, or when visitors submit a valid service request on the affiliate platform and the affiliate transmits the service request to HomeAdvisor. ANGI Homeservices products and services are also marketed to consumers through relationships with select third-party retail partners and, to a lesser extent, through partnerships with other contextually related websites and direct mail.
We market subscription packages and related products and services to service professionals primarily through our Golden, Colorado based sales force, as well as through sales forces in Denver and Colorado Springs, Colorado, Lenexa, Kansas, New York, New York, Indianapolis, Indiana and Chicago, Illinois. We also market these products and services, together with our various directories, through paid search engine marketing, digital media advertising and direct relationships with trade associations and manufacturers. We market term-based advertising and related products to service professionals primarily through our Indianapolis based sales force.

Competition
The home services industry is highly competitive and fragmented, and in many important respects, local in nature. ANGI Homeservices competes with, among others: (i) search engines and online directories, (ii) home and/or local services-related platforms, (iii) providers of consumer ratings, reviews and referrals and (iv) various forms of traditional offline advertising (primarily local in nature), including radio, direct marketing campaigns, yellow pages, newspapers and other offline directories. We also compete with local and national retailers of home improvement products that offer or promote installation services. We believe our biggest competition comes from the traditional methods most people currently use to find service professionals, which is by word-of-mouth and through referrals.
We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the size, quality, diversity and stability of our network of service professionals and the breadth of our online directory listings;

•
the functionality of our websites and mobile applications and the attractiveness of their features and our products and services generally to consumers and service professionals, as well as our continued ability to introduce new products and services that resonate with consumers and service professionals generally;

•	our ability to continue to build and maintain awareness of, and trust in and loyalty to, our various brands, particularly our Angie’s List, HomeAdvisor and Handy brands;

•
our ability to consistently generate service requests and jobs through the Marketplace and leads through our online directories that convert into revenue for our service professionals in a cost-effective manner; and

•	the quality and consistency of our service professional pre-screening processes and ongoing quality control efforts, as well as the reliability, depth and timeliness of customer ratings and reviews.
Vimeo
Overview
Vimeo operates a global video platform for creative professionals, marketers and enterprises to connect with their audiences, customers and employees. Vimeo provides cloud-based software products to stream, host, distribute and monetize videos online and across devices, as well as premium video tools on a subscription basis. Vimeo also sells live streaming accessories.
Platform
Through Vimeo’s Platform business, we provide basic video hosting and sharing capabilities free of charge. We also provide various packages of premium video tools via a Software-as-a-Service ("SaaS") model on a subscription basis (monthly or annual). Package capabilities may include additional video storage and high quality live streaming capabilities, robust video privacy controls, video player customization options, team collaboration and management tools, review and workflow tools, detailed analytics, lead generation and marketing tools, priority support and the ability to sell videos directly to consumers in a customized viewing experience, with the precise mix of capabilities dependent upon the tier of package purchased. As of December 31, 2018, there were approximately 952,000 subscribers to Vimeo’s SaaS offering.
Vimeo also operates two marketplaces for buying and selling videos, the Vimeo on Demand store and the Vimeo Stock store. Through the Vimeo on Demand store, subscribers may offer their videos for sale to their audiences. Through the Vimeo Stock store, Vimeo offers stock video footage from certain licensors. In both cases, Vimeo earns fees from the sale of video content.
Hardware
Through Livestream, we sell a number of live streaming accessories, including hardware devices for capturing, broadcasting and editing live video and the Mevo® camera, a pocket-sized device that allows broadcasters to professionally stream and edit live video. We also sell hardware equipment for customers with more sophisticated live streaming needs, such as 4K encoding, multi-camera switching and on-screen graphics. Our hardware devices enable customers to stream video of their events through Vimeo software, as well as to multiple third-party platforms simultaneously. Subscribers to our SaaS offering can host, distribute and monetize live video edited with these hardware devices through Vimeo platforms.
Marketing and Sales
We market Vimeo services primarily through online marketing efforts, including paid search engine marketing, social media, e-mail campaigns, display advertising and affiliate marketing. We also market these products and services through offline marketing efforts, including outdoor advertising, offline events and product integrations, as well as directly through our self-serve websites and apps. Vimeo services and products can be purchased directly through our self-serve websites and apps, the Apple App Store and Google Play Store and our sales force, and in the case of livestreaming accessories only, through a network of retailers and distributors.
Revenue
Vimeo revenue is derived primarily from annual and monthly SaaS subscription fees paid by creators for premium capabilities and, to a lesser extent, sales of live streaming hardware, software and professional services.
Competition
Vimeo competes with a variety of online video platforms, from free, ad-based video sharing services directed at consumers to niche workflow and distribution solutions directed at professionals and enterprises. We believe that Vimeo differentiates itself from its competitors by providing an ad-free, high quality user experience and one-stop professional solution that is easy to use and affordable.
We believe that our ability to compete successfully will depend primarily upon the following factors:

•	the quality of our technology platform, video tools and user experience;

•	whether our SaaS subscription offering and live streaming accessories resonate with consumers;

•
the continued ability of users to distribute Vimeo-hosted content across third-party platforms and the prominence and visibility of such content within search engine results and social media platforms;

•	the recognition and strength of the Vimeo brand relative to competitor brands;

•	our ability to host and stream high-bandwidth video on a scalable platform;

•	our ability to retain existing subscribers by continuing to provide a compelling value proposition and convert non-paying users into subscribers; and

•	our ability to drive visitors to our platform through various forms of direct marketing.
    Dotdash
Overview
Built upon more than 20 years of data and expert-written content, Dotdash is a portfolio of digital brands providing expert information and inspiration in select vertical content categories to over 90 million users each month.
Content
As of the date of this report, our Dotdash business consist of the following brands:

•
the Verywell family of brands, a leading online health publisher and resource where users can explore a full spectrum of health and wellness topics, from comprehensive information on medical conditions to advice on fitness, nutrition, mental health, pregnancy and more;

•
the Spruce family of brands, a leading online lifestyle property covering home decor, home repair, recipes, cooking techniques, pets and crafts where users can find practical, real-life tips and inspiration to help them create their best home;

•
the Balance family of brands, a leading online property covering personal finance, career and small business topics that makes personal finance easy to understand and where users can find clear, practical and straightforward personal financial advice;

•	Investopedia, an online resource for investment and personal finance education and information;

•
Lifewire, a leading online technology information property that provides expert-created, real-world technology content with informative visuals and straightforward instruction that helps users fix tech gadgets, learn how to perform specific tech tasks and find the best tech products;

•	TripSavvy, a travel website written by real experts (not anonymous reviewers) where users can find useful travel advice and inspiration from destinations around the world;

•
ThoughtCo, a leading online information and reference site with a focus on expert-created education content where users can find answers to questions and information regarding a broad range of disciplines, including science, technology and math, the humanities and the arts, music and recreation; and

•
two recently acquired websites, Byrdie, a leading beauty website covering beauty tips, style, product reviews and makeup trends, and MyDomaine, a lifestyle website where users can find fresh recipes, smart career tips and insider travel guides that awaken a life well lived.

Through these brands, we provide original and engaging digital content in a variety of formats, including articles, illustrations, videos and images. We work with hundreds of experts in their respective fields to create the content that we publish, including doctors, chefs, certified financial advisors and others.
Revenue
Dotdash revenue consists principally of digital advertising revenue and affiliate commerce commission revenue. Digital advertising revenue is generated primarily through digital display advertisements sold directly and through programmatic advertising networks. Affiliate commerce commission revenue is generated when Dotdash refers users to commerce partner websites resulting in a purchase or transaction.
Marketing
We market our content through a variety of digital distribution channels, including search engines, social media platforms and direct navigation programs. Users who engage with Dotdash brands are invited to share Dotdash content and sign up for our e-mail newsletters.
Competition
Dotdash competes with a wide variety of parties in connection with our efforts to attract and retain users and advertisers. Competitors primarily include other online publishers and destination websites with brands in similar vertical content categories and social channels.
Some of our current competitors have longer operating histories, greater brand recognition, larger user bases and/or greater financial, technical or marketing resources than we do. As a result, they have the ability to devote comparatively greater resources to the development and promotion of their content, which could result in greater market acceptance of their content relative to our content.
We believe that the ability of Dotdash to compete successfully will depend primarily upon the following factors:

•	the quality of the content and features on our websites, relative to those of our competitors;

•	our ability to successfully create or acquire content (or the rights thereto) in a cost-effective manner;

•	the relevance and authority of the content featured on our websites; and

•	our ability to successfully drive visitors to our portfolio of digital brands in a cost-effective manner.
Applications
Overview
Our Applications segment consists of our Desktop business and Mosaic Group, our mobile business. Through these businesses, we are a leading provider of global, advertising-driven desktop and subscription-based mobile applications.
Desktop
Through our Desktop business, we own and operate a portfolio of desktop browser applications that provide users with access to a wide variety of online content, tools and services. Aligned around the common theme of making the lives of our users easier in just a few clicks, these products span a myriad of categories, including: FromDocToPDF, through which users can convert documents from one format into various others; MapsGalaxy, through which users can access accurate street maps, local traffic conditions and aerial and satellite street views; and GetFormsOnline, through which users can access essential forms (tax, healthcare, travel and more) online. We provide users who download our desktop browser applications with new tab search services, as well as the option of default browser search services. We distribute our desktop browser applications to consumers free of charge on an opt-in basis directly through direct to consumer (primarily the Chrome Web Store) and partnership distribution channels.
We also develop, distribute and provide a suite of Slimware-branded desktop-support software and services, including: DriverUpdate®, which scans, identifies and completes required updates to device-to-PC communicating drivers; SlimCleaner® software, which cleans, updates, secures and optimizes computer operating systems; and Slimware® Premium Support, a subscription service that provides subscribers with 24/7 access to remote tech support for their computers, mobile phones and other digital devices.
Mosaic Group
Through Mosaic Group, we are a leading provider of global subscription mobile applications. Mosaic Group consists of the following businesses that we own and operate: Apalon, iTranslate (acquired in March 2018), TelTech (acquired in October 2018) and Daily Burn.
Apalon is a leading mobile development company with one of the largest and most popular application portfolios worldwide. iTranslate develops and distributes applications that enable users to read, write, speak and learn foreign languages anywhere in the world. TelTech develops and distributes unique and innovative mobile communications applications that help protect consumer privacy. Daily Burn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms (including iOS, Android, Roku and other Internet-enabled television platforms).
Through Mosaic Group, collectively, we operated 39 branded mobile applications in 28 languages across 173 countries as of the date of this report. Our branded mobile applications consist of applications spanning a variety of categories, each designed to meet the varying and unique needs of our subscribers and enhance their daily lives, including: iTranslate, through which subscribers can connect and communicate across over 100 languages; Robokiller, which thwarts telemarketing spam phones calls; and NOAA Radar, which provides up-to-date weather information and storm tracking worldwide. We distribute our branded mobile applications to our subscribers primarily through the Apple App and Google Play stores.
Revenue
Desktop revenue largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. Paid listings are advertisements displayed on search results pages that generally contain a link to advertiser websites. The substantial majority of the paid listings displayed by our Desktop business is supplied to us by Google Inc. ("Google") pursuant to our services agreement with Google.

Pursuant to this agreement, those of our Desktop businesses that provide search services transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through one of our Desktop businesses and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing and shares a portion of the fee charged to the advertiser with us. See "Item 1A-Risk Factors-We depend upon arrangements with Google."
To a lesser extent, Desktop revenue also includes fees related to subscription downloadable desktop applications, as well as display advertisements.
Mosaic Group revenue consists primarily of fees related to subscription downloadable mobile applications distributed through the Apple App and Google Play stores, as well as display advertisements.
Marketing
We market our Desktop applications to users primarily through digital display advertisements and paid search engine marketing efforts, as well as through a number of affiliate advertisers who engage in these efforts on our behalf. We market our mobile applications to users primarily through digital storefronts (primarily Apple App and Google Play stores) and digital display advertisements on social media, messaging and media platforms, as well as in-app and cross-app advertising.
Competition
The Applications industry is competitive and has no single, dominant desktop or mobile application brand globally. In the case of our Desktop business, we compete with a number of other companies that develop and market similar desktop browser application products and distribute them through direct to consumer and third-party agreements. We also compete with search engines to provide users with new tab, homepage and/or default search services. We believe that the ability of our Desktop business to compete successfully will depend primarily upon the following factors:

•	our ability to maintain industry-leading monetization solutions for our desktop browser applications in response to technological changes and platform demands;

•	the size and stability of our global base of installed desktop application products and our ability to grow this base;

•
the continued creation of desktop browser applications that resonate with consumers, which depends upon our continued ability to bundle attractive features, content and services (some of which may be owned by third parties);

•	our ability to differentiate our desktop browser applications from those of our competitors; and

•	our ability to market and distribute our desktop browser applications through direct to consumer (primarily the Chrome Web Store) and third-party channels in a cost-effective manner.
In the case of Mosaic Group, we compete with many mobile application companies that provide similar free and paid mobile application products. Our competition also comes from services provided by non-mobile, analog and disparate sources, along with certain digital companies whose competitive products are ancillary or immaterial to their primary sources of revenue. We believe that the ability of Mosaic Group to compete successfully will depend primarily upon the following factors:

•	the continued growth of consumer adoption of free and paid mobile applications generally and related engagement levels;

•	our ability to operate our mobile applications as a scalable platform;

•	our ability to retain existing subscribers and acquire new subscribers in a cost-effective manner;

•	our ability to continue to optimize our marketing and monetization strategies;

•	the continued growth of smartphone adoption in certain regions of the world, particularly emerging markets;

•	the continued strength of Mosaic Group brands; and

•	our ability to introduce new and enhanced mobile applications in response to competitor offerings, consumer preferences, platform demands, social trends and evolving technological landscape.
Emerging & Other
Overview
Our Emerging & Other segment primarily includes:

•	Ask Media Group, a collection of websites providing general search services and information;

•	BlueCrew, an on-demand staffing platform that connects temporary workers with traditional blue-collar jobs in areas like warehouse, delivery and moving, data entry and customer service;

•	The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;

•	College Humor Media, a provider of digital content, including its recently launched subscription only property, Dropout.tv; and

•
IAC Films, a provider of production and producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States and internationally.

For information regarding businesses that were included in this segment prior to their respective sales, see "Item 8-Consolidated Financial Statements and Supplementary Data-Note 1-Organization."
Revenue
Revenue of Ask Media Group consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries and display advertisements (sold directly and through programmatic ad sales). The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above under "-Applications-Revenue."
The Daily Beast revenue consists of advertising revenue, which is generated primarily through display advertisements (sold directly and through programmatic ad sales).
BlueCrew revenue consists of service revenue, which is generated through staffing temporary workers.
Revenue of College Humor Media and IAC Films is generated primarily through media production and distribution and advertising.
Employees
As of December 31, 2018, IAC had approximately 7,800 employees worldwide, the substantial majority of which provided services to our brands and business located in the United States. We believe that we generally have good relationships with our employees.

Additional Information
Company Website and Public Filings
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
Code of Ethics
The Company’s code of ethics applies to all employees (including IAC’s principal executive officers, principal financial officer and principal accounting officer) and directors and is posted on the Investor Relations section of the Company's website at www.iac.com/Investors under the "Code of Ethics" tab. This code of ethics complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Stock Market LLC. Any changes to the code of ethics that affect the provisions required by Item 406 of Regulation S-K (and any waivers of such provisions of the code of ethics for IAC’s executive officers, senior financial officers or directors) will also be disclosed on IAC’s website.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This annual report on Form 10-K contains "forward‑looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC’s future financial performance, IAC’s business prospects and strategy, anticipated trends and prospects in the industries in which IAC’s businesses operate and other similar matters. These forward-looking statements are based on IAC management's expectations and assumptions about future events as of the date of this annual report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
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

In particular, as consumers increasingly access our products and services through mobile applications, we (primarily in the case of our dating and Mosaic Group businesses) increasingly depend upon the Apple App Store and the Google Play Store to distribute our mobile applications. Both Apple and Google have broad discretion to change their respective terms and conditions applicable to the distribution of our mobile applications, including those relating to the amount of (and requirement to pay) certain fees associated with purchases facilitated by Apple and Google through our mobile applications, to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our ability to distribute mobile applications through their stores, the features we provide and the manner in which we market in-app products. We cannot assure you that Apple or Google will not limit, eliminate or otherwise interfere with the distribution of our mobile applications, the features we provide and the manner in which we market our in-app products. To the extent either or both of them do so, our business, financial condition and results of operations could be adversely affected.
In addition, the use of certain of our products and services also depends, in part, on social media platforms. For example, many users of Match Group’s Tinder, Hinge and certain other dating products historically registered for (and logged into) these dating products exclusively through their Facebook profiles. While Match Group launched an alternate authentication method that allows users to register for (and log into) Tinder, Hinge and other affected products using their mobile phone number, no assurances can be provided that users will no longer register for (and log into) Tinder, Hinge and other affected products through their Facebook profiles. Facebook has broad discretion to change its terms and conditions applicable to the data collected by its platform (and the use of such data) and to interpret its terms and conditions in ways that could limit, eliminate or otherwise interfere with our ability to use Facebook as an authentication method or to allow Facebook to use such data to gain a competitive advantage. If any such event were to occur, our, business, financial condition and results of operations could be adversely affected.
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
For example, the success of the businesses within our Match Group segment depends, in substantial part, on the continued migration of the dating market online, our ability to continue to provide dating products that users find more efficient, effective, comfortable and convenient relative to traditional means of meeting people and the continued erosion of stigma surrounding online dating (particularly in emerging markets and other parts of the world). If for any reason the dating market does not continue to migrate online as quickly as (or at lower levels than) we expect and/or a meaningful number of users do not embrace our dating products (and/or return to offline dating products and services), our business, financial condition and results of operations could be adversely affected.
Similarly, the success of the businesses within our ANGI Homeservices segment depends, in substantial part, on the continued migration of the home services market online. If for any reason the home services market does not migrate online as quickly as (or at lower levels than) we expect and consumers and service professionals continue, in large part, to rely on traditional offline efforts to connect with one another, our business, financial condition and results of operations could be adversely affected.
Lastly, as it relates to our advertising-supported businesses, our success also depends, in part, on our ability to compete for a share of available advertising expenditures as more traditional offline and emerging media companies continue to enter the online advertising market, as well as on the continued growth and acceptance of online advertising generally. If for any reason online advertising is not perceived as effective (relative to traditional advertising) and related mobile and other advertising models are not accepted, web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and/or the industry fails to effectively manage click fraud, the market for online advertising will be negatively impacted. Any lack of growth in the market for online advertising (particularly for paid listings) could adversely affect our business, financial condition and results of operations.

Marketing efforts designed to drive visitors to our various brands and businesses may not be successful or cost-effective.
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
Our ability to market our brands on any given property or channel is subject to the policies of the relevant third-party seller, publisher of advertising (including search engines and social media platforms with extraordinarily high levels of traffic and numbers of users) or marketing affiliate. As a result, we cannot assure you that these parties will not limit or prohibit us from purchasing certain types of advertising, advertising certain of our products and services and/or using one or more current or prospective marketing channels in the future. If a significant marketing channel took such an action generally, for a significant period of time and/or on a recurring basis, our business, financial condition and results of operations could be adversely affected. In addition, if we fail to comply with the policies of third-party sellers, publishers of advertising and/or marketing affiliates, our advertisements could be removed without notice and/or our accounts could be suspended or terminated, any of which could adversely affect our business, financial condition and results of operations.
In addition, our failure to respond successfully to rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may be unilaterally updated by search engines without advance notice), could adversely affect both our paid search engine marketing efforts and free search engine traffic. Such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within search results, any or all of which could increase our costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. Certain of our businesses engage in efforts similar to search engine optimization through Facebook and other social media platforms (for example, developing content designed to appear higher in a given Facebook News Feed and generate "likes") that involve challenges and risks similar to those we face in connection with our search engine marketing efforts.
Evolving consumer behavior (specifically, increased consumption of media through digital means) can also affect the availability of cost-effective marketing opportunities. To continue to reach consumers, engage with users and continue to grow in this environment, we will need to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video and other digital platforms), as well as target consumers and users via these channels. Since newer advertising channels are undeveloped and unproven relative to traditional channels (such as television), it could be difficult to assess returns on our related marketing investments, which could adversely affect our business, financial condition and results of operations.
Lastly, we also enter into various arrangements with third parties to drive visitors to our various brands and businesses, which arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing costs as a percentage of revenue would increase over the long-term, which could adversely affect our business, financial condition and results of operations. In addition, the quality and convertibility of leads generated through third-party arrangements are dependent on many factors, most of which are outside our control. If the quality and/or convertibility of leads do not meet the expectations of the users of our various products and services, our business, financial condition and results of operations could be adversely affected.
Our brands and businesses operate in especially competitive industries.
The industries in which our brands and businesses operate are competitive, with a consistent and growing stream of new products and entrants. Some of our competitors may enjoy better competitive positions in certain geographical areas, user demographics and/or other key areas that we currently serve or may serve in the future. Generally (and particularly in the case of our dating business), we compete with social media platforms with access to large existing pools of potential users and their personal information, which means these platforms can drive visitors to their products and services, as well as use better tailor products and service to individual users, at little to no cost relative to our efforts. For example, our dating business competes with Facebook, which introduced a dating feature on its platform that it is testing in certain markets and intends to roll out globally in the near future. We also compete generally with search engine providers and online marketplaces that can market their products and services online in a more prominent and cost-effective manner than we can. Any of these advantages could enable our competitors to offer products and services that are more appealing to consumers than our products and services, respond more quickly and/or cost effectively than we do to evolving market opportunities and trends and/or display their own integrated or related products and services in a more prominent manner than our products and services in search results, which could adversely affect our business, financial condition and results of operations.
In addition, costs to switch among products and services are low or non-existent and consumers generally have a propensity to try new products and services (and use multiple products and services simultaneously). As a result, we expect the continued emergence of new products and services, entrants and business models in the various industries in which our brands and businesses operate. Our inability to compete effectively against new products, services and competitors could result in decreases in the size and levels of engagement of our various user, subscriber and membership bases, which could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our ability to build, maintain and/or enhance our various brands.
Through our various businesses, we own and operate a number of widely known consumer brands with strong brand appeal and recognition within their respective markets and industries, as well as a number of emerging brands that we are in the process of building. We believe that our success depends, in large part, on our continued ability to maintain and enhance our established brands, as well as build awareness of (and loyalty to) our emerging brands. Events that could adversely impact our brands and brand-building efforts include (among others): product and service quality concerns, consumer complaints, actions brought by consumers, ineffective advertising, inappropriate and/or unlawful actions taken by users, actions taken by governmental or regulatory authorities, data protection and security breaches and related bad publicity. The occurrence or any of these events could, in turn, adversely affect our business, financial condition and results of operations.
Our success depends, in part, on our ability to develop and monetize versions of our products and services for mobile and other digital devices.
As consumers increasingly access our products and services through mobile and other digital devices (including through digital voice assistants), we will need to devote significant time and resources to ensure that our products and services are accessible across these platforms (and multiple platforms generally). If we do not keep pace with evolving online, market and industry trends (including changes in the preferences and needs of our users and consumers generally), offer new and/or enhanced products and services in response to such trends that resonate with consumers, monetize products and services for mobile and other digital devices as effectively as our traditional products and services and/or maintain related systems, technology and infrastructure in an efficient and cost-effective manner, our business, financial condition and results of operations could be adversely affected.
In addition, the success of our mobile and other digital products and services depends on their interoperability with various third-party operating systems, technology, infrastructure and standards, over which we have no control. Any changes to any of these things that compromise the quality or functionality of our mobile and digital products and services could adversely affect their usage levels and/or our ability to attract consumers and advertisers, which could adversely affect our business, financial condition and results of operations.
Our brands and businesses are sensitive to general economic events or trends, particularly those that adversely impact advertising spending levels and consumer confidence and spending behavior.
A significant portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access), is attributable to online advertising, primarily revenue from our Dotdash and Applications segments and our Ask Media Group business. Accordingly, events and trends that result in decreased advertising expenditures and/or levels of consumer confidence and discretionary spending could adversely affect our business, financial condition and results of operations.
Similarly, the businesses within our ANGI Homeservices segment are particularly sensitive to events and trends that could result in consumers delaying or foregoing home services projects and/or service professionals being less likely to pay for Marketplace subscriptions and consumer matches. could result in decreases in Marketplace service requests and directory searches. Any such decreases could result in turnover at the Marketplace and/or any of our directories, adversely impact the number and quality of service professionals at the Marketplace and our directories and/or adversely impact the reach of (and breath of services offered through) the Marketplace and our directories, any or all of which could adversely affect our business, financial condition and results of operations
Lastly, we have historically been, and will continue to be, sensitive to events and trends that could result in decreased marketing and advertising expenditures by service professionals. Adverse economic conditions and trends could result in service professionals decreasing and/or delaying membership subscriptions, fees paid for consumer matches and/or time-based advertising spend, any or all of which would result in decreased revenue and could adversely affect our business, financial condition and results of operations.
Our ability to communicate with our users and consumers via e-mail (or other sufficient means) is critical to our success.
As consumers increasingly communicate via mobile and other digital devices and messaging and social media apps, usage of e-mail (particularly among younger consumers) has declined and we expect this trend to continue. In addition, deliverability and other restrictions could limit or prevent our ability to send e-mails to users and consumers. A continued and significant erosion in our ability to communicate with consumers and users via e-mail could adversely impact the user experience, engagement levels and conversion rates, which could adversely affect our business, financial condition and results of operations. We cannot assure you that any means of communication (for example, push notifications) will be as effective as e-mail has been historically.
We may need to offset increasing digital app store fees by decreasing traditional marketing expenditures, increasing user volume or monetization per user or by engaging in other efforts to increase revenue or decrease costs generally.
We increasingly rely upon the Apple App Store and the Google Play Store to distribute the mobile applications of our various businesses. While some of our mobile applications are generally free to download from these stores, many of our mobile applications (primarily our dating and Mosaic Group applications) are subscription-based and/or offer in-app à la carte features for a fee. We determine the prices at which these subscriptions and à la carte features are sold; however, related purchases must be processed through the in-app payment systems provided by Apple and, to a lesser extent, Google. As a result, we pay Apple and Google, as applicable, a meaningful share (generally 30%) of the revenue we receive from these transactions. While we are constantly innovating on and creating our own payment systems and methods, given the increasing distribution of our mobile applications through digital app stores and strict in-app payment system requirements, we may need to offset these increased digital app store fees by decreasing traditional marketing expenditures as a percentage of revenue, increasing user volume or monetization per user or engaging in other efforts to increase revenue or decrease costs generally, or our business, financial condition and results of operations could be adversely affected. Additionally, to the extent Google changes its terms and conditions or practices to require us to process purchases of subscriptions and à la carte features through its in-app payment system, our business, financial condition and results of operations could be adversely affected.
Our success depends, in part, of the ability of ANGI Homeservices to establish and maintain relationships with quality service professionals.
We will need to continue to attract, retain and grow the number of skilled and reliable service professionals who can provide home services across ANGI Homeservices platforms. If we do not offer innovative products and services that resonate with consumers and service professionals generally, as well provide service professionals with an attractive return on their marketing and advertising investments (quality matches and leads that convert into jobs), the number of service professionals affiliated with ANGI Homeservices platforms would decrease. Any such decrease would result in smaller and less diverse networks and directories of service professionals, and in turn, decreases in service requests and directory searches, which could adversely impact our business, financial condition and results of operations.
We depend upon arrangements with Google.
A meaningful portion of our consolidated revenue (and a substantial portion of our net cash from operations that we can freely access) is attributable to a services agreement with Google. Pursuant to this agreement, we display and syndicate paid listings provided by Google in response to search queries generated by users of our Applications and certain Emerging & Other properties. In exchange for making our search traffic available to Google, we receive a share of the revenue generated by the paid listings supplied to us, as well as certain other search‑related services. Our current agreement with Google expires on March 31, 2020. In February 2019, we amended this agreement, effective as of April 1, 2020, to extend the expiration date of our agreement to March 31, 2023; provided, however, that beginning September 2020 and each September thereafter, we or Google may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given. We believe that the amended agreement, taken as a whole, is comparable to our current agreement with Google.
The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the efficiency of Google’s system in attracting advertisers and serving up paid listings in response to search queries and parameters established by Google regarding the number and placement of paid listings displayed in response to search queries. In addition, Google makes judgments about the relative attractiveness (to advertisers) of clicks on paid listings from searches performed on our properties and these judgments factor into the amount of revenue we receive. Google also makes judgments about the relative attractiveness (to users) of paid listings from searches performed on our properties and these judgments factor into the number of advertisements we can purchase. Changes to the amount Google charges advertisers, the efficiency of Google’s paid listings network, Google's judgment about the relative attractiveness to advertisers of clicks on paid listings from our properties or to the parameters applicable to the display of paid listings generally could result in a decrease in the amount of revenue we receive from Google and could adversely affect our business, financial condition and results of operations. Such changes could come about for a number of reasons, including general market conditions, competition or policy and operating decisions made by Google.
Our services agreement with Google also requires that we comply with certain guidelines for the use of Google brands and services, including the Chrome browser and Chrome Web Store. These guidelines govern which of our products and applications may access Google services or be distributed through its Chrome Web Store, and the manner in which Google’s paid listings are displayed within search results across various third-party platforms and products (including our properties). Our services agreement also requires that we establish guidelines to govern certain activities of third parties to whom we syndicate paid listings, including the manner in which these parties drive search traffic to their websites and display paid listings. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of, our products, services and/or business practices, which could be costly to address or otherwise adversely affect our business, financial condition and results of operations. Noncompliance with Google’s guidelines by us or the third parties to whom we are permitted to syndicate paid listings or through which we secure distribution arrangements for certain of our Applications properties could, if not cured, result in the suspension of some or all Google services to our properties (or the websites of our third-party partners) and/or the termination of the services agreement by Google.
The termination of the services agreement by Google, the curtailment of our rights under the agreement (whether pursuant to the terms thereof or otherwise) and/or the failure of Google to perform its obligations under the agreement would have an adverse effect on our business, financial condition and results of operations. If any of these events were to occur, we may not be able to find another suitable alternate provider of paid listings (or if an alternate provider were found, the economic and other terms of the agreement and the quality of paid listings may be inferior relative to our arrangements with, and the paid listings supplied by, Google) or otherwise replace the lost revenues.
Foreign currency exchange rate fluctuations could adversely affect us.
We operate in various foreign markets, primarily in various jurisdictions within the European Union, and as a result, are exposed to foreign exchange risk for both the Euro and British Pound ("GBP"). During the fiscal years ended December 31, 2018 and 2017, approximately 34% and 30% of our total revenues, respectively, were international revenues. We translate international revenues into U.S. Dollar-denominated results. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of our international businesses into U.S. Dollars affects the period-over-period comparability of operating results. We are also exposed to foreign currency exchange gains and losses to the extent we or our subsidiaries conduct transactions in, and/or have assets and/or liabilities that are denominated in, a currency other than the relevant entity's functional currency. For details regarding exchange rates and foreign currency exchange gains and losses for the fiscal years ended December 31, 2018 and 2017, see "Item 7A-Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Risk."
Brexit may continue to cause disruptions to capital and currency markets worldwide, and the full impact of the Brexit decision remains uncertain. Ongoing negotiations between the United Kingdom and the European Union will determine the terms of their relationship following Brexit. During this period of negotiation and following the completion of Brexit, our operating results could be adversely affected by exchange rate and other market and economic volatility.

We have not hedged foreign currency exposures historically given that related gains or losses were not material to the Company. As we continue to grow and expand our international operations, our exposure to foreign exchange rate fluctuations will increase and if significant, could adversely affect our business, financial condition and results of operations.
We may not be able to protect our systems, technology and infrastructure from cyberattacks and cyberattacks experienced by third parties may adversely affect us.
We are regularly under attack by perpetrators of malicious technology-related events, such as the use of botnets, malware or other destructive or disruptive software, distributed denial of service attacks, phishing, attempts to misappropriate user information and account login credentials and other similar malicious activities. The incidence of events of this nature (or any combination thereof) is on the rise worldwide. While we continuously develop and maintain systems designed to detect and prevent events of this nature from impacting our systems, technology, infrastructure, products, services and users, have invested (and continue to invest) heavily in these efforts and related personnel and training and deploy data minimization strategies (where appropriate), these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite these efforts, some of our systems have experienced past security incidents, none of which had a material adverse effect on our business, financial condition and results of operations, and we could experience significant events of this nature in the future.
Any event of this nature that we experience could damage our systems, technology and infrastructure and/or those of our users, prevent us from providing our products and services, compromise the integrity of our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as subject us to investigations by regulatory authorities, fines and/or litigation that could result in liability to third parties. Even if we do not experience such events firsthand, the impact of any such events experienced by third parties could have a similar effect. We may not have adequate insurance coverage to compensate for losses resulting from any of these events. If we (or any third-party with whom we do business or otherwise rely upon) experience(s) an event of this nature, our business, financial condition and results of operations could be adversely affected.
If personal, confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate and our reputation could be harmed.
We receive, process, store and transmit a significant amount of personal, confidential or sensitive user information and, in the case of certain of our products and services, enable users to share their personal information with each other. While we continuously develop and maintain systems designed to protect the security, integrity and confidentiality of this information, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information. When such events occur, we may not be able to remedy them and it may be costly to mitigate and to develop and implement protections to prevent future events of this nature from occurring. When breaches of security (ours or that of any third-party we engage to store information) occurs, the reputation of our brands and business could be harmed, which could adversely affect our business, financial condition and results of operations.
Credit card data security breaches or fraud that we or third parties experience could adversely affect us.
Certain of our businesses accept payment (including recurring payments) via credit and debit cards and certain online payment service providers. The ability of these businesses to access payment information on a real time‑basis without having to proactively reach out to users to process payments is critical to our success.
When we or a third-party experience(s) a data security breach involving credit card information, affected cardholders will often cancel their cards. In the case of a breach experienced by a third-party, the more sizable the third-party’s customer base, the greater the number of accounts impacted and the more likely it is that our users would be impacted by such a breach. If our users were affected, we would need to contact affected users to obtain new payment information. It is likely that we would not be able to reach all affected users, and even if we could, new payment information for some individuals may not be obtained and pending transactions may not be processed, which could adversely affect our business, financial condition and results of operations.

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
If we fail to prevent credit card data security breaches and fraudulent credit card transactions, we could face litigation, governmental enforcement action, fines, civil liability, diminished public perception of our security measures, higher credit card-related costs and substantial remediation costs, or credit card processors could cease doing business with us, any of which could adversely affect our business, financial condition and results of operations
The processing, storage, use and disclosure of personal data could give rise to liabilities and increased costs.
We receive, transmit and store a large volume of personal information and other user data (including personal credit card data, as well as private content (such as videos and correspondence)) in connection with the processing of search queries, the provision of online products and services, payment transactions and advertising on our various properties. The manner in which we share, store, use, disclose and protect this information is determined by the respective privacy and data security policies of our various businesses, as well as federal, state and foreign laws and regulations and evolving industry standards and practices, which are changing, and in some cases, inconsistent and conflicting and subject to differing interpretations. In addition, new laws, regulations, standards and practices of this nature are proposed and adopted from time to time.
For example, a comprehensive European Union privacy and data protection reform, the General Data Protection Regulation (the "GDPR"), became effective in May 2018. The GDPR, which applies to companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance. The GDPR will continue to be interpreted by European Union data protection regulators, which may require that we make changes to our business practices, and could generate additional risks and liabilities. The European Union is also considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies. In addition, the potential exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. In addition, there are a number of privacy and data protection laws and regulations recently passed or under consideration by the U.S. Congress, as well as in various U.S. states and foreign jurisdictions in which we do business, including the California Consumer Privacy Act of 2018, which becomes effective January 1, 2020.
While we believe that we comply with applicable privacy and data protection policies, laws and regulations and industry standards and practices in all material respects, we could still be subject to claims of non-compliance that we may not be able to successfully defend and/or significant fines and penalties. Moreover, any non-compliance or perceived non-compliance by us (or any third-party we engage to store or process information) or any compromise of security that results in unauthorized access to (or use or transmission of) personal information could result in a variety of claims against us, including governmental enforcement actions, significant fines, litigation, claims of breach of contract and indemnity by third parties and adverse publicity. When such events occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, which could adversely affect our business, financial condition and results of operations.
Lastly, ongoing compliance with existing (and compliance with future) privacy and data protection laws worldwide could be costly. The devotion of significant costs to compliance (versus to product development) could result in delays in the development of new products and services, us ceasing to provide problematic products and services in existing jurisdictions and us being prevented from introducing products and services in new and existing jurisdictions, which could adversely affect our business, financial condition and results of operations.
Our success depends, in part, on the integrity, quality, efficiency and scalability of our systems, technology and infrastructure, and those of third parties.
We rely on our systems, technology and infrastructure to perform well on a consistent basis. From time to time in the past we have experienced (and in the future we may experience) occasional interruptions that make some or all of this framework and related information unavailable or that prevent us from providing products and services; any such interruption could arise for any number of reasons. We also rely on third-party data center service providers and cloud-based, hosted web service providers, as well as third-party computer systems and a variety of communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain payment and other transactions with users. We have no control over any of these third parties or their operations.
The framework described could be damaged or interrupted at any time due to fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions. Any event of this nature could prevent us from providing our products and services at all (or result in the provision of our products on a delayed or interrupted basis) and/or result in the loss of critical data. While we and the third parties upon whom we rely have certain backup systems in place for certain aspects of our respective frameworks, none of our frameworks are fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. When such damages, interruptions or outages occur, our reputation could be harmed and the competitive positions of our various brands and businesses could be diminished, any or all of which could adversely affect our business, financial condition and results of operations.
We also continually work to expand and enhance the efficiency and scalability of our framework to improve the consumer experience, accommodate substantial increases in the number of visitors to our various platforms, ensure acceptable load times for our various products and services and keep up with changes in technology user preferences. If we do not do so in a timely and cost-effective manner, the user experience and demand across our brands and businesses could be adversely affected, which could adversely affect our business, financial condition and results of operations.
Mr. Diller and certain members of his family are able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.
As of the date of this report, Mr. Diller, his spouse, Diane von Furstenberg, and his stepson, Alexander von Furstenberg, collectively beneficially owned shares of Class B common stock and common stock that represented approximately 42.8% of the total outstanding voting power of IAC (based on the number of shares of IAC common stock outstanding on February 1, 2019). For details regarding the IAC securities beneficially owned by Mr. Diller, Ms. Von Furstenberg and Mr. Von Furstenberg, see "Item 1-Business-Equity Ownership and Vote."
As a result of IAC securities beneficially owned by these individuals, they are, collectively, currently in a position to influence, subject to our organizational documents and Delaware law, the composition of IAC’s Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to IAC, which could adversely affect the market price of IAC securities.
We depend on our key personnel.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals, particularly in the case of senior management. Competition for well-qualified employees across IAC and its various businesses is intense and we must attract new (and retain existing) employees to compete effectively. While we have established programs to attract new (and retain existing) employees, we may not be able to attract new (or retain existing) key and other employees in the future. In addition, if we do not ensure the effective transfer of knowledge to successors and smooth transitions (particularly in the case of senior management) across our various businesses, our business, financial condition and results of operations generally, could be adversely affected.
Our current and future indebtedness could affect our ability to operate our business, which could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2018, we had total debt outstanding of approximately $2.3 billion, of which $552 million, $1.5 billion and $261.3 million was owed by IAC, Match Group and ANGI Homeservices, respectively. As of that date, we, Match Group and ANGI Homeservices had borrowing availability of $250 million, $240 million and $250 million, respectively, under our revolving credit facilities. Neither Match Group, ANGI Homeservices nor any of their respective subsidiaries guarantee any indebtedness of IAC or are currently subject to any of the covenants related to such indebtedness. Similarly, neither IAC nor any of its subsidiaries (other than Match Group and its subsidiaries in the case of Match Group indebtedness and ANGI Homeservices and its subsidiaries in the case of ANGI Homeservices indebtedness) guarantee any indebtedness of Match Group or ANGI Homeservices nor are subject to any of the covenants related to such indebtedness.
The terms of the indebtedness of IAC, Match Group and ANGI Homeservices could:

•	limit our respective abilities to obtain additional financing to fund working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	limit our respective abilities to use operating cash flow in other areas of our respective businesses because we must dedicate a substantial portion of these funds to service indebtedness;

•	limit our respective abilities to compete with other companies who are not as highly leveraged;

•	restrict any one or more of us from making strategic acquisitions, developing properties or exploiting business opportunities;

•	restrict the way in which one or more of us conducts business;

•	expose one or more of us to potential events of default, which if not cured or waived, could have a material adverse effect on our business, financial condition and operating results;

•	increase our respective vulnerabilities to a downturn in general economic conditions or in pricing of our various products and services; and

•	limit our respective abilities to react to changing market conditions in the various industries in which we do business.
Subject to certain restrictions, we and our subsidiaries may incur additional unsecured and secured indebtedness. If additional indebtedness incurred in compliance with these restrictions is significant, the risks described above could increase.
Lastly, if an event a default has occurred or our leverage ratio exceeds specified thresholds, our ability to pay dividends, make distributions and repurchase or redeem our capital stock would be limited. Match Group and ANGI Homeservices are subject to similar restrictions. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Position, Liquidity and Capital Resources and Financial Position."
We may not be able to generate sufficient cash to service all of our indebtedness.
The ability of IAC, Match Group and ANGI Homeservices to satisfy our respective debt obligations will depend upon, among other things:

•
our respective future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•
the future ability of IAC, Match Group and ANGI Homeservices to borrow under our respective revolving credit facilities, which will depend on, among other things, compliance with the covenants governing our indebtedness.

Neither we, nor Match Group nor ANGI Homeservices may be able to generate sufficient cash flow from our respective operations and/or borrow under our respective revolving credit facilities in amounts sufficient to meet our scheduled debt obligations. See also "-We may not freely access the cash of Match Group, ANGI Homeservices and their respective subsidiaries" below. If so, we could be forced to reduce or delay capital expenditures, sell assets or seek additional capital in a manner that complies with the terms (including certain restrictions and limitations) of our current indebtedness. If these efforts do not generate sufficient funds to meet our scheduled debt obligations, we would need to seek additional financing and/or negotiate with our lenders to restructure or refinance our indebtedness. Our ability to do so would depend on the condition of the capital markets and our financial condition at such time. Any such financing, restructuring or refinancing could be on less favorable terms than those governing our current indebtedness and would need to comply with the terms (including certain restrictions and limitations) of our existing indebtedness.

We may not freely access the cash of Match Group, ANGI Homeservices and their respective subsidiaries.
Potential sources of cash for IAC include our available cash balances, net cash from the operating activities of certain of our subsidiaries, availability under our revolving credit facility and proceeds from asset sales, including marketable securities. While the ability of our operating subsidiaries to pay dividends or make other payments or advances to us depends on their individual operating results and applicable statutory, regulatory or contractual restrictions generally, in the case of Match Group and ANGI Homeservices, the terms of their indebtedness limit their ability to pay dividends or make distributions, loans or advances to stockholders, including IAC. In addition, because Match Group and ANGI Homeservices are separate and distinct legal entities with public shareholders, they have no obligation to provide us with funds.
Our variable rate indebtedness subjects us to interest rate risk.
As of December 31, 2018, Match Group had $260 million and $425 million outstanding under its revolving credit facility and term loan, respectively, and ANGI Homeservices has $263.1 million outstanding under its term loan. Borrowings under these loans are, and any borrowings under the revolving credit facilities of IAC or ANGI Homeservices will be, at variable interest rates, which exposes us to interest rate risk. For details regarding interest rates applicable to the variable rate indebtedness of Match Group and ANGI Homeservices described above as of December 31, 2018 and how certain increases and decreases in LIBOR rate would affect related interest expense, see "Item 7A-Quantitative and Qualitative Disclosures About Market Risk."
You may experience dilution with respect to your investment in IAC, and IAC may experience dilution with respect to its investments in Match Group and ANGI Homeservices, as a result of compensatory equity awards.
We have issued various compensatory equity awards, including stock options, stock appreciation rights and restricted stock unit awards denominated in shares of our common stock, as well as in equity of our various consolidated subsidiaries, including Match Group and ANGI Homeservices. For more information regarding these awards and their impact on our diluted earnings per share calculation, see "Note 11-Stock-Based Compensation" and "Note 10-Earnings Per Share," respectively, to the consolidated financial statements included in "Item 8-Consolidated Financial Statements and Supplementary Data."
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
We may experience risks related to acquisitions.
We have made numerous acquisitions in the past and we continue to seek to identify potential acquisition candidates that will allow us to apply our expertise to expand their capabilities, as well as maximize our existing assets. If we do not identify suitable acquisition candidates or complete acquisitions on satisfactory pricing or other terms, our growth could be adversely affected.
Even if we complete what we believe to be suitable acquisitions, we may experience related operational and financial risks. So, to the extent that we continue to grow through acquisitions, we will need to:

•	properly value prospective acquisitions, especially those with limited operating histories;

•	successfully integrate the operations, as well as the various functions and systems, of acquired businesses with our existing operations, functions and systems;

•	successfully identify and realize potential synergies among acquired and existing businesses;

•	retain or hire senior management and other key personnel at acquired businesses; and

•	successfully manage acquisition‑related strain on management, operations and financial resources.
We may not be successful in addressing these or any other acquisition-related challenges. In addition, acquisition-related cost savings, growth opportunities, synergies or other benefits may not be realized. Also, future acquisitions could result in increased operating losses, dilutive issuances of equity securities and the assumption of contingent liabilities. Lastly, the value of goodwill and other intangible assets acquired could be impacted by unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
We face additional risks in connection with our international operations.
We currently operate in various jurisdictions abroad and may continue to expand our international presence. Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks, including:

•	operational and compliance challenges caused by distance, language barriers and cultural differences;

•	difficulties in staffing and managing international operations;

•	differing levels (or lack) of social and technological acceptance of our products and services;

•	slow or lagging growth in the commercial use and acceptance of the Internet (particularly via mobile devices);

•	foreign currency fluctuations;

•	restrictions on the transfer of funds among countries and back to the United States and related repatriation costs;

•	differing and potentially adverse tax laws;

•	compliance challenges;

•	competitive environments that favor local businesses;

•	limitations on the level of intellectual property protection; and

•	trade sanctions, political unrest, terrorism, war and epidemics or the threat of any of these events.
The occurrence of any or all of these events could adversely affect our international operations, and in turn, our business, financial condition and results of operations. Our success in international markets will also depend, in large part, on our ability to successfully complete international acquisitions, joint ventures or other transactions and integrate these businesses and operations with our own.
A variety of new laws, or new interpretations of existing laws, could subject us to claims or otherwise harm our business.
We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters that are important to or may otherwise impact our business, including, among others, broadband internet access, online commerce, advertising, privacy and data protection, intermediary liability, consumer protection, protection of minors, taxation and securities compliance. These domestic and foreign laws, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in the Internet industry, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction, as well as in a manner that could conflict with our current policies and practices. We face the same issues in the case of amended, proposed or new laws and regulations.
Compliance with applicable laws and regulations, as well as responding to any related inquiries, investigations or other government action, could be costly, delay or impede the development of new products and services, require modifications to existing products and services and/or require significant management time and attention. Non-compliance could subject us to remedies that could harm our business, such as fines, demands or orders that require us to modify or cease then current products and services, as well as result in negative publicity. Consequences of compliance and non-compliance with applicable laws and regulations, if significant, could adversely affect our business, financial condition and results of operations.
We are particularly sensitive to laws and regulations that adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact the ability or manner in which we provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and undermine open and neutrally administered Internet access. For example, in February 2019, the Secretary of State for Digital, Culture, Media and Sport of the United Kingdom, indicated in public comments that his office intends to inquire as to the measures utilized by online dating platforms (including Tinder) to prevent access by underage users. To the extent our dating business is required to implement new measures to prevent such access, our business, financial condition and results of operations could be adversely affected. In addition, in December 2017, the U.S. Federal Communications Commission (the "FCC") adopted an order reversing net neutrality protections in the United States, including the repeal of specific rules against blocking, throttling or "paid prioritization" of content or services by Internet service providers. To the extent Internet service providers take such actions, our business, financial condition and results of operations could be adversely affected.
We are also sensitive to the adoption of any law or regulation affecting the ability of our businesses to periodically charge for recurring membership or subscription payments, which could adversely affect our business, financial condition and results of operations. For example, the European Union Payment Services directive, which became effective in 2018, could impact the ability of our businesses to process auto-renewal payments for, as well offer promotional or differentiated pricing to, users who reside in the European Union. Similar new legislation or regulations, or changes to existing legislation or regulations governing subscription payments, are being considered in many U.S. states.
We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have issued proposals that would change various aspects of the current tax framework under which we are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue).  For example, the United Kingdom has proposed a Digital Services Tax applicable to revenues of social media platforms, online marketplaces and search engines linked to users residing in the United Kingdom, which would likely apply to certain of our business. If enacted, one or more of these or similar proposed tax laws could adversely affect our business, financial condition and results of operations.
We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.
We rely heavily upon our trademarks and related domain names and logos to market our brands and to build and maintain brand loyalty and recognition, as well as upon trade secrets. We also rely, to a lesser extent, upon patented and patent-pending proprietary technologies with expiration dates ranging from 2019 to 2037.
We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect our various intellectual property rights. For example, we have generally registered and continue to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and reserve, register and renew domain names as we deem appropriate. We also generally seek to apply for patents or for other similar statutory protections as and if we deem appropriate, based on then current facts and circumstances, and will continue to do so in the future. No assurances can be given that these efforts will result in adequate trademark and service mark protection, adequate domain name rights and protections, the issuance of a patent or adequate patent protection against competitors and similar technologies. Third parties could also create new products or methods that achieve similar results without infringing upon patents we own.

Despite these measures, challenges to our intellectual property rights could still arise, third parties could copy or otherwise obtain and use our intellectual property without authorization and/or laws regarding the enforceability of existing intellectual property rights could change in an adverse manner. The occurrence of any of these events could result in the erosion of our brands and limitations on our ability to control marketing online using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition and results of operations.
From time to time, we have been subject to legal proceedings and claims in the ordinary course of business related to alleged claims of infringement of the intellectual property of others and may need to institute legal proceedings in the future to enforce, protect or refine the scope of our intellectual property rights. For example, on March 17, 2018, our Match Group business filed a lawsuit against Bumble Trading Inc., which operates and markets the online dating application Bumble in the United States, for patent and trademark infringement, as well as trade secret misappropriation. Bumble’s counterclaims request that our trademark registration for Tinder’s SWIPE trademark be canceled and that a number of our pending applications for trademark registration be denied. This case is currently pending in Federal Court in the Western District of Texas. Any legal proceedings related to intellectual property, regardless of outcome or merit, could be costly and result in diversion of and technical resources, which could adversely affect our business, financial condition and results of operations.
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

IAC believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. IAC does not anticipate any future problems renewing or obtaining suitable leases on commercially reasonable terms for any of its principal businesses. IAC's approximately 202,500 square foot corporate headquarters in New York, New York houses offices for IAC corporate and various IAC businesses within the following segments: Match Group, Vimeo, Applications and Emerging & Other.
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

Consumer Class Action Challenging Tinder’s Age‑Tiered Pricing
On May 28, 2015, a putative state‑wide class action was filed against Tinder, Inc. ("Tinder") in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act (the "Unruh Act") by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount. On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint. On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age‑based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means. On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action. On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal. On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act. Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision. On May 9, 2018, the California Supreme Court denied the petition. The case has been returned to the trial court for further proceedings and is currently in discovery. We and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
Bumble Claims against Match Group, LLC
On March 28, 2018, Bumble and its parent company filed a lawsuit against Match Group, LLC ("Match") in state court in Texas. See Bumble Trading, Inc. and Bumble Holding, Ltd. v. Match Group, LLC, No. DC‑18‑04140 (160th Judicial District Court, County of Dallas). The petition alleged that Match wrongfully obtained confidential information from the plaintiffs in connection with a potential Bumble sale process and filed an intellectual property lawsuit against Bumble in bad faith to undermine that process. The petition asserts claims for tortious interference with business relationships, fraud, misappropriation of trade secrets, unfair competition, promissory estoppel and disparagement. The petition seeks damages in excess of $400 million and an injunction against interference with the plaintiffs’ prospective business relationships or use of their confidential information. On September 26, 2018, Match filed its answer and counterclaims, a notice of removal of the case to the U.S. District Court for the Northern District of Texas, and a motion to transfer the case to the U.S. District Court for the Western District of Texas, where Match’s intellectual property lawsuit against Bumble is pending. See Bumble Trading, Inc. and Bumble Trading, Ltd. v. Match Group, LLC, No. 3:18-cv-2578 (U.S. District Court, Northern District of Texas). On October 18, 2018, Bumble filed a motion to dismiss its own petition without prejudice. On November 1, 2018, Match opposed the motion as an attempt to circumvent the federal court’s jurisdiction and also amended its counterclaims to seek declaratory judgments of non-liability on the claims asserted in Bumble’s petition. On November 15, 2018, Bumble filed a motion to dismiss those counterclaims, which motion Match has opposed. On November 29, 2018, the court granted Match’s motion to transfer the case to the Western District of Texas. See Bumble Trading, Inc. and Bumble Trading, Ltd. v. Match Group, LLC, No. 6:18-cv-350 (U.S. District Court, Western District of Texas). On January 15, 2019, Bumble filed a motion for leave to file another petition, this one against Match and IAC, in state court in Dallas County. Bumble’s proposed claims are for fraud, negligent misrepresentation, unfair competition, promissory estoppel and interference with prospective business relations and are based upon the allegation that Match and IAC misled Bumble in its sale process by falsely representing they would make a higher offer to purchase Bumble. On January 22, 2019, Match filed its opposition to Bumble’s motion for leave. We and Match Group believe that the plaintiffs’ allegations in both the pending and the proposed lawsuits are without merit and will continue to defend vigorously against them.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match or Tinder, an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving one of the plaintiffs (Mr. Rad) of his contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time‑barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint. On December 17, 2018, plaintiffs filed their opposition to the motion to dismiss. On January 15, 2019, the defendants filed their reply brief. A hearing on the motion is scheduled for March 6, 2019, and discovery in the case is proceeding. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Investigation of Certain Match.com Business Practices
In March 2017, the Federal Trade Commission (the "FTC") requested information and documents in connection with a civil investigation regarding certain business practices of Match.com. In November 2018, the FTC offered to resolve its potential claims relating to Match.com’s marketing, chargeback and online cancellation practices via a consent judgment mandating certain changes in Match.com’s business practices, as well as a payment in the amount of $60 million. We and Match Group believe that the FTC’s legal challenges to Match.com’s practices, policies and procedures are without merit and are prepared to defend vigorously against them.
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
As of February 1, 2019, there were approximately 1,200 holders of record of the Company's common stock and six holders of record (Mr. Diller and five trusts, all for the benefit of Mr. Diller and/or certain members of his family) of the Company's Class B common stock. As of the date of this report, there were four holders of record (Mr. Diller and three trusts for the benefit of certain members of Mr. Diller's family) of the Company's Class B common stock. Because the substantial majority of the outstanding shares of IAC common stock are held by brokers and other institutions on behalf of shareholders, IAC is not able to estimate the total number of beneficial holders represented by these record holders.
Dividends
We do not currently expect that any cash or other dividends will be paid to holders of our common or Class B common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of IAC's Board of Directors.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2018, the Company did not issue or sell any shares of its common stock or other equity securities pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended December 31, 2018. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. On IAC may purchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Selected Financial Data
The following selected financial data for the five years ended December 31, 2018 should be read in conjunction with the consolidated financial statements and accompanying notes included herein.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:(a)
Revenue	$4,262,892	$3,307,239	$3,139,882	$3,230,933	$3,109,547
Earnings (loss) from continuing operations	757,747	358,008	(16,151)	113,374	234,557
Earnings from discontinued operations (b)	—	—	—	—	174,673
Net (earnings) loss attributable to noncontrolling interests	(130,786)	(53,084)	(25,129)	6,098	5,643
Net earnings (loss) attributable to IAC shareholders	626,961	304,924	(41,280)	119,472	414,873

Earnings (loss) per share from continuing operations attributable to IAC shareholders:
Basic	$7.52	$3.81	$(0.52)	$1.44	$2.88
Diluted	$6.59	$3.18	$(0.52)	$1.33	$2.71

Dividends declared per share	$—	$—	$—	$1.36	$1.16

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Total assets	$6,874,585	$5,867,810	$4,645,873	$5,188,691	$4,241,421
Long-term debt:
Current portion of long-term debt	13,750	13,750	20,000	40,000	—
Long-term debt, net	2,245,548	1,979,469	1,582,484	1,726,954	1,064,536
_________________________________________________________________________

(a)	We recognized items that affected the comparability of results for the years 2018, 2017 and 2016, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b)
There were no discontinued operations for the four years ended December 31, 2018. For the year ended December 31, 2014, earnings from discontinued operations were due to the release of tax reserves related to the expiration of the statutes of limitations for federal income taxes for the years 2001 through 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments (for additional information see "Note 12—Segment Information" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data":

•
Match Group ("MTCH") - is a leading provider of subscription dating products, operating a portfolio of dating brands, including Tinder, Match, PlentyOfFish and OkCupid. At December 31, 2018, IAC’s economic and voting interest in MTCH were 81.1% and 97.6%, respectively.

•
ANGI Homeservices ("ANGI") - connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor, Angie's List and Handy. At December 31, 2018, IAC’s economic and voting interest in ANGI were 83.9% and 98.1%, respectively.

•	Vimeo - operates a global video platform for creative professionals, marketers and enterprises to connect with their audiences, customers and employees.

•	Dotdash - is a portfolio of digital brands providing expert information and inspiration in select vertical content categories.

•
Applications - consists of Desktop, which includes our direct-to-consumer downloadable desktop applications and the business-to-business partnership operations, and Mosaic Group (previously referred to as Mobile), which is a leading provider of global subscription mobile applications comprised of the following businesses that we own and operate: Apalon, iTranslate, TelTech and Daily Burn, transferred from the Emerging & Other segment effective April 1, 2018.

•
Emerging & Other - consists of Ask Media Group, BlueCrew, The Daily Beast, College Humor Media, IAC Films and, for periods prior to its transfer to the Applications segment effective April 1, 2018, Daily Burn. It also includes CityGrid, Dictionary.com, Electus, The Princeton Review, ShoeBuy, ASKfm and PriceRunner for periods prior to the sales of these businesses (described below).

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

ANGI Homeservices

•
Marketplace Revenue - includes revenue from the HomeAdvisor and Handy domestic marketplace services, including consumer connection revenue for consumer matches, membership subscription revenue from HomeAdvisor service professionals and revenue from completed jobs sourced through the Handy platform. It excludes revenue from Angie's List, mHelpDesk, HomeStars and Felix.

•	Marketplace Service Requests - are fully completed and submitted domestic customer service requests to HomeAdvisor and completed jobs sourced through the Handy platform.

•
Marketplace Paying Service Professionals ("Marketplace Paying SPs") - are the number of HomeAdvisor and Handy domestic service professionals that had an active subscription and/or paid for consumer matches or completed a job sourced through the Handy platform in the last month of the period. An active HomeAdvisor subscription is a subscription for which HomeAdvisor was recognizing revenue on the last day of the relevant period.

Vimeo

•	Platform Revenue - primarily includes revenue from Software-as-a-Service ("SaaS") subscription fees and other related revenue from Vimeo subscribers.

•	Hardware Revenue - includes sales of our live streaming accessories.

•	Vimeo Ending Subscribers - is the number of subscribers to Vimeo's SaaS video tools at the end of the period.
Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) the amortization of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases and (ii) payments made to partners who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. These payments include amounts based on revenue share and other arrangements. Cost of revenue also includes hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center operations and MTCH customer service functions, credit card processing fees, production costs related to IAC Films, College Humor Media and, prior to its sale, Electus, content costs, expenses associated with the operation of the Company's data centers and costs associated with publishing and distributing the Angie's List Magazine. For periods prior to the sale of The Princeton Review, cost of revenue also includes rent and cost for teachers and tutors.

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

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for MTCH which includes customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to acquisitions and the Combination), facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who provide support to its service professionals and consumers.

•
Product development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology and software license and maintenance costs.

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the future earnings performance and/or operating metrics of the acquired company. The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled. Significant changes in forecasted earnings and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in "General and administrative expense" in the accompanying consolidated statement of operations.
Long-term debt (for additional information see "Note 7—Long-term Debt" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data":

•
MTCH Term Loan - due November 16, 2022. The outstanding balance of the MTCH Term Loan as of December 31, 2018 is $425.0 million. The MTCH Term Loan bears interest at LIBOR plus 2.50% and was 5.09% and 3.85% at December 31, 2018 and 2017, respectively.

•
MTCH Credit Facility - On December 7, 2018, the MTCH $500 million revolving credit facility was amended and restated, and is due on December 7, 2023. The outstanding borrowings under the MTCH Credit Facility as of December 31, 2018 are $260.0 million and bear interest at LIBOR plus 1.50%, or approximately 4.00%. At December 31, 2017, there were no outstanding borrowings under the MTCH Credit Facility.

•
6.375% MTCH Senior Notes - MTCH's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the 6.375% MTCH Senior Notes as of December 31, 2018 is $400.0 million.

•
5.00% MTCH Senior Notes - MTCH's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15. The proceeds, along with cash on hand, were used to redeem the outstanding balance of the 6.75% MTCH Senior Notes. The outstanding balance of the 5.00% MTCH Senior Notes as of December 31, 2018 is $450.0 million.

•
5.625% MTCH Senior Notes - On February 15, 2019, MTCH completed a private offering of $350 million aggregate principal amount of its 5.625% Senior Notes due 2029. The proceeds were used to repay outstanding borrowings under the MTCH Credit Facility, to pay expenses associated with the offering, and for general corporate purposes.

•
6.75% MTCH Senior Notes - MTCH's 6.75% Senior Notes with an outstanding balance of $445.2 million were redeemed on December 17, 2017 with the proceeds from the 5.00% MTCH Senior Notes and cash on hand.

•
ANGI Term Loan - On November 5, 2018, the ANGI Term Loan was amended and restated, and is now due on November 5, 2023. The outstanding balance of the ANGI Term Loan as of December 31, 2018 is $261.3 million. The ANGI Term Loan bears interest, payable quarterly, at LIBOR plus 1.50%, or approximately 4.00% at December 31, 2018, and has quarterly principal payments. The ANGI Term Loan bore interest at LIBOR plus 2.00%, or 3.38%, at December 31, 2017.

•
ANGI Credit Facility - On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility. At December 31, 2018, there were no outstanding borrowings under the ANGI Credit Facility.

•
Exchangeable Notes - On October 2, 2017, a finance subsidiary of the Company issued $517.5 million aggregate principal of 0.875% Exchangeable Senior Notes due October 1, 2022, which notes are guaranteed by the Company and are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the Exchangeable Notes as of December 31, 2018 is $517.5 million. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events. A portion of the proceeds were used to repay the outstanding balance of the 4.875% Senior Notes (described below).

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15. The outstanding balance of the 4.75% Senior Notes as of December 31, 2018 is $34.5 million.

•	4.875% Senior Notes - IAC's 4.875% Senior Notes with an outstanding balance of $361.9 million were redeemed on November 30, 2017 with a portion of the proceeds from the Exchangeable Notes.

•
IAC Credit Facility - On November 5, 2018, the IAC Credit Facility, under which IAC Group, LLC, a subsidiary of the Company is the borrower, was amended and restated, reducing the facility size from $300 million to $250 million, and now expires on November 5, 2023. At December 31, 2018 and 2017, there were no outstanding borrowings under the IAC Credit Facility.
Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to IAC shareholders to operating income (loss) to consolidated Adjusted EBITDA for the years ended December 31, 2018, 2017, and 2016.

MANAGEMENT OVERVIEW
IAC has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish and OkCupid, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy, and also operates Vimeo, Dotdash and The Daily Beast, among many other online businesses.
Sources of Revenue
MTCH's revenue is primarily derived directly from users in the form of recurring subscription fees, which typically provide unlimited access to a bundle of features for a specific period of time. Revenue is also derived from à la carte features, where users pay a non-recurring fee for a specific action or event, and from online advertisers who pay to reach our large audiences.
ANGI revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and booking fees from completed jobs sourced through the Handy platform, and (ii) membership subscription fees paid by HomeAdvisor service professionals. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. Effective with the Combination (described below), revenue is also derived from Angie's List (i) sales of time-based website, mobile and call center advertising to service professionals and (ii) membership subscription fees from consumers.
Vimeo revenue is derived primarily from annual and monthly Software-as-a-Service ("SaaS") subscription fees paid by creators for premium capabilities and, to a lesser extent, sales of live streaming hardware, software and professional services.
Dotdash revenue consists principally of digital advertising revenue and affiliate commerce commission revenue. Digital advertising revenue is generated primarily through digital display advertisements sold directly and through programmatic advertising networks. Affiliate commerce commission revenue is generated when Dotdash refers users to commerce partner websites resulting in a purchase or transaction.
A meaningful portion of the revenue of the Desktop business within the Applications segment and the Ask Media Group within the Emerging & Other segment is attributable to a services agreement with Google Inc. ("Google"). The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020. On February 11, 2019, the Company and Google amended the services agreement, effective as of April 1, 2020. The amendment extends the expiration date of the agreement to March 31, 2023; provided that beginning September 2020 and each September thereafter, either party may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Google’s policy changes related to its Chrome browser became effective on September 12, 2018 and negatively impacted the distribution of our business-to-consumer ("B2C") desktop products. The impact of these changes on revenue and profits in 2018 were modest as the Company optimized marketing spend in anticipation of the changes. However, we expect these changes to reduce revenue and profits of the Desktop business in the future, which among other reasons led to a $27.7 million impairment of the related indefinite-lived intangible asset in the fourth quarter of 2018. For the years ended December 31, 2018, 2017 and 2016, consolidated revenue earned from Google was $825.2 million, $740.7 million and $824.4 million, respectively. For the years ended December 31, 2018, 2017 and 2016, revenue earned from Google represents 73%, 83% and 87% of Applications revenue and 94%, 96% and 96% of Ask Media Group revenue (and 68%, 48% and 35% of Emerging & Other revenue), respectively.

Revenue for the other businesses within the Emerging & Other segment is generated primarily through media production and distribution, advertising and subscriptions. For periods prior to their sales: Dictionary.com and PriceRunner's revenue was derived principally from advertising. Electus revenue was primarily generated through media production and distribution. The Princeton Review's revenue was primarily earned from fees received directly from students for in-person and online test preparation classes, access to online test preparation materials and individual tutoring services. ShoeBuy's revenue was derived principally from merchandise sales.
Strategic Partnerships, Advertiser Relationships and Online Advertising
Most of the Company's online advertising revenue is attributable to a services agreement with Google described above. For the years ended December 31, 2018, 2017 and 2016, revenue earned from Google represents 19%, 22% and 26%, respectively, of our consolidated revenue.
We pay traffic acquisition costs, which consist of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features and payments made to partners who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. We also pay to market and distribute our services on third-party distribution channels, such as search engines and social media websites such as Facebook. In addition, some of our businesses manage affiliate programs, pursuant to which we pay commissions and fees to third parties based on revenue earned. These distribution channels might also offer their own services and products, as well as those of other third parties, which compete with those we offer.
We market and offer our services and products to consumers through branded websites, allowing consumers to transact directly with us in a convenient manner. We have made, and expect to continue to make, substantial investments in online and offline advertising to build our brands and drive traffic to our websites and consumers and advertisers to our businesses.
2018 Developments
Acquisitions
On October 22, 2018, IAC acquired TelTech Systems, Inc. ("TelTech"), a developer of mobile applications, including RoboKiller and TapeACall, within its Applications segment.
On October 19, 2018, ANGI acquired Handy Technologies, Inc. ("Handy"), a leading platform in the United States for connecting people looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals.
Dispositions
On December 31, 2018, the Company sold CityGrid Media, LLC ("CityGrid"), an advertising network that integrated local content and advertising for distribution to affiliated and third-party publishers across web and mobile platforms.
On December 31, 2018, ANGI sold its pay-per-call advertising service business, Felix Calls, LLC ("Felix").
On November 13, 2018, IAC sold Dictionary LLC ("Dictionary.com"), an online and mobile dictionary and thesaurus service.
On October 29, 2018, IAC sold Electus, a production and producer service for both unscripted and scripted television and digit content, primarily for initial sale and distribution in the United States.
The combined pre-tax gains for these businesses sold in 2018 is $120.6 million and is included in "Other income (expense), net" in the accompanying consolidated statement of operations.
Financing Transactions
On December 7, 2018, the MTCH Credit Facility of $500 million was amended and restated, and is now due on December 7, 2023.

On November 5, 2018,

•	IAC's revolving credit facility was amended and restated, reducing the facility size from $300 million to $250 million, and now expires November 5, 2023.

•	ANGI entered into a five-year $250 million revolving credit facility and the ANGI Term Loan was amended and restated, and is now due on November 5, 2023.
Other Developments
During the fourth quarter of 2018, IAC realigned its reportable segments. See "Note 1—Organization" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data." The Company's financial information for prior periods have been recast to conform to the current period presentation.
On November 6, 2018, MTCH declared a special dividend of $2.00 per share on MTCH common stock and Class B common stock, payable on December 19, 2018 to shareholders of record on December 5, 2018. The total amount of this dividend was $556.4 million, of which $451.2 million was paid to IAC and $105.1 million was paid to MTCH noncontrolling interests. MTCH funded the special dividend with cash on hand and borrowings under the MTCH Credit Facility.
2018 Consolidated Results

•
Revenue increased $955.7 million, or 29%, to $4.3 billion due primarily to growth from MTCH of $399.2 million, an increase from ANGI of $395.9 million due, in part, to the Combination (defined below), and increases of $59.7 million from Emerging & Other, $56.3 million from Vimeo and $40.1 million from Dotdash.

•
Operating income increased $376.7 million, or 200%, to $565.1 million due primarily to an increase in Adjusted EBITDA of $413.5 million, a decrease of $26.2 million in stock-based compensation expense, and a change of $4.3 million in acquisition-related contingent consideration fair value adjustments, partially offset by increases of $66.3 million in amortization of intangibles and $1.1 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $51.4 million in modification and acceleration charges related to the Combination ($70.6 million in 2018 compared to $122.1 million in 2017), partially offset by the modification of certain awards in 2018, due in part, to the sale of businesses during the fourth quarter of 2018 and the issuance of new equity awards since 2017. The increase in amortization of intangibles was due primarily to the Combination and the inclusion in 2018 of an impairment charge of $27.7 million at Applications related to a trade name at the Desktop business.

•
Adjusted EBITDA increased $413.5 million, or 72%, to $988.8 million due primarily to growth of $209.6 million from ANGI, $185.0 million from MTCH, $24.1 million from Dotdash and $10.3 million from Emerging & Other, partially offset by a decrease of $4.9 million from Applications and increased losses of $6.3 million and $4.4 million from Corporate and Vimeo, respectively.

Events affecting year-over-year comparability include:

(i)
the combination on September 29, 2017 of the businesses comprising the Company's former HomeAdvisor segment and Angie's List, Inc. ("Angie's List") under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"), which comprises the Company's ANGI segment. Stock-based compensation expense related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, is expected to be approximately $35 million in 2019 and $20 million in 2020;

(ii)
the adoption of the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018. For the year ended December 31, 2018, the adoption of ASU No. 2014-09 increased consolidated operating income by $2.6 million, due primarily to a reduction in sales commissions expense of $4.9 million at ANGI due to the capitalization and amortization of certain sales commissions. For the year ended December 31, 2018, the effect of ASU No. 2014-09 decreased consolidated revenue by $0.5 million;

(iii)
the adoption of FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018. For the year ended December 31, 2018, the adoption of ASU No. 2016-01 increased other income (expense), net by $124.2 million, which includes gross unrealized gains related to the remeasurement of Company's remaining investments in an investee following the sale of a portion of the Company's investment during the second quarter of 2018; and

(iv)	in addition to those listed under "2018 Developments" above, the acquisitions and dispositions of the following businesses:

Acquisitions:	Reportable Segment:	Acquisition Date:
BlueCrew - controlling interest	Emerging & Other	February 26, 2018
Hinge - controlling interest *	MTCH	Second quarter of 2018
iTranslate	Applications	March 15, 2018
HomeStars Inc. ("HomeStars") - controlling interest	ANGI	February 8, 2017
MyBuilder Limited ("MyBuilder") - controlling interest	ANGI	March 24, 2017
Livestream	Vimeo	October 18, 2017
My Hammer Holding AG ("MyHammer) - controlling interest	ANGI	November 3, 2016
_______________________

* In the fourth quarter of 2018, MTCH acquired the remaining noncontrolling interests in Hinge.

Dispositions:	Reportable Segment:	Sale Date:
The Princeton Review	Emerging & Other	March 31, 2017
PriceRunner	Emerging & Other	March 18, 2016
ASKfm	Emerging & Other	June 30, 2016
ShoeBuy	Emerging & Other	December 30, 2016

(v)	the transfer of Daily Burn from the Emerging & Other segment to the Applications segment effective April 1, 2018.

(vi)
restructuring charges in 2016 of $14.5 million, $2.6 million and $1.1 million at Ask Media Group, Applications and Dotdash, respectively, to reduce costs in light of significant declines in revenue from the Google contract, which was effective April 1, 2016, as well as declines from certain other legacy businesses.

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016
Revenue

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$1,729,850	$399,189	30%	$1,330,661	$212,551	19%	$1,118,110
ANGI Homeservices	1,132,241	395,855	54%	736,386	237,496	48%	498,890
Vimeo	159,641	56,309	54%	103,332	24,527	31%	78,805
Dotdash	130,991	40,101	44%	90,890	12,977	17%	77,913
Applications	582,287	4,289	1%	577,998	(26,142)	(4)%	604,140
Emerging & Other	528,250	59,661	13%	468,589	(294,020)	(39)%	762,609
Inter-segment elimination	(368)	249	40%	(617)	(32)	(6)%	(585)
Total	$4,262,892	$955,653	29%	$3,307,239	$167,357	5%	$3,139,882
For the year ended December 31, 2018 compared to the year ended December 31, 2017
MTCH revenue increased 30% to $1.7 billion driven by International Direct Revenue growth of $234.8 million, or 43%, and North America Direct Revenue growth of $161.1 million, or 22%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 31% to 3.7 million and 17% to 4.2 million, respectively, due primarily to continued growth in Subscribers at Tinder. Total ARPU increased 6% due to Tinder, as Subscribers purchased premium subscriptions, such as Tinder Gold, as well as additional à la carte features.
ANGI revenue increased 54% to $1.1 billion driven by the Marketplace growth of $193.1 million, or 33%, the contribution from Angie's List and growth of $12.6 million, or 22%, at the European businesses. Marketplace Revenue growth was driven by a 30% increase in Marketplace Service Requests to 23.5 million and a 18% increase in Marketplace Paying SPs to 214,000. Angie's List revenue reflects the write-off of deferred revenue due to the Combination of $5.5 million in 2018 compared to $7.8 million in 2017. Revenue growth at the European businesses was driven by the acquisition of a controlling interest in MyBuilder on March 24, 2017, as well as growth across other regions. European revenue also benefited from the weakening of the U.S. dollar relative to the Euro.
Vimeo revenue grew 54% to $159.6 million due to Platform revenue growth of $47.0 million, or 47%, and Hardware revenue growth of $9.3 million, both due in part, to the contribution of Livestream. Platform revenue growth was further impacted by a 9% increase in Vimeo Ending Subscribers to 952,000 and average revenue per user growth of 31%.
Dotdash revenue grew 44% to $131.0 million due to strong advertising growth across several verticals, particularly Verywell and The Spruce, as well as growth in affiliate commerce commission revenue.
Applications revenue increased 1% to $582.3 million due to an increase of $67.7 million, or 121%, in Mosaic Group, partially offset by a decline of $63.4 million, or 12%, in Desktop. The increase in Mosaic Group revenue was driven primarily by growth of 55% related to the ongoing transition to subscription products as well as higher marketing expense and new products, contributions from iTranslate and TelTech, and the transfer of Daily Burn from the Emerging & Other segment effective April 1, 2018. The decline at Desktop was driven by the business-to-business partnership operations' loss of certain partners and a decrease in the direct-to-consumer desktop applications business due primarily to lower revenue per query. The adoption of ASU No. 2014-09 resulted in a net increase in revenue of $0.8 million (an increase of $7.3 million in Mosaic Group, partially offset by a decrease of $6.5 million in Desktop).
Emerging & Other revenue increased 13% to $528.3 million due primarily to higher revenue at Ask Media Group due to growth in paid traffic, primarily in international markets, and the contribution from BlueCrew, partially offset by the sales of Electus and Dictionary.com in the fourth quarter of 2018, the sale of The Princeton Review in 2017, lower revenue from IAC Films due to the sale of a film in the third quarter of 2017 and the transfer of Daily Burn.

For the year ended December 31, 2017 compared to the year ended December 31, 2016
MTCH revenue increased 19% to $1.3 billion driven by International Direct Revenue growth of $146.5 million, or 37%, and North America Direct Revenue growth of $67.4 million, or 10%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 33% to 2.8 million and 9% to 3.6 million, respectively, due primarily to continued growth in Subscribers at Tinder. Total ARPU increased 1%.
ANGI revenue increased 48% to $736.4 million driven by Marketplace growth of $152.5 million, or 36%, and growth of $20.4 million, or 55%, at the European businesses. Marketplace Revenue growth was driven by a 37% increase in Marketplace Service Requests to 18.1 million and a 26% increase in Marketplace Paying SPs to 181,000. Revenue in 2017 includes the contribution from Angie's List since the date of Combination, which reflects the write-off of deferred revenue of $7.8 million. Revenue growth at the European businesses was driven by the acquisitions of controlling interests in MyHammer on November 3, 2016 and MyBuilder, as well as by organic growth across other regions.
Vimeo revenue grew 31% to $103.3 million due to Platform revenue growth of $20.8 million, or 26%, and Hardware revenue of $3.7 million both due in part, to the contribution of Livestream. Platform revenue growth was further impacted by a 14% increase in Vimeo Ending Subscribers to 873,000 and average revenue per user growth of 11%.
Dotdash revenue grew 17% to $90.9 million due to an increase in organic traffic and advertising revenue.
Applications revenue decreased 4% due to a decline of $41.2 million, or 7%, in Desktop, partially offset by an increase of $15.0 million, or 37%, in Mosaic Group. The decline at Desktop were driven by the business-to-business partnership operations' loss of certain partners, and a decrease in the direct-to-consumer desktop applications business due primarily to lower revenue per query, partially offset by higher subscription revenue. The increase in Mosaic Group revenue was driven by higher advertising and subscription revenue.
Emerging & Other revenue decreased 39% to $468.6 million due primarily to the sales of ShoeBuy, The Princeton Review and PriceRunner, declines in paid traffic primarily as a result of the Google contract at Ask Media Group and a decline at College Humor Media, partially offset by the sales of The Meyerowitz Stories (New and Selected) and The Legacy of a Whitetail Deer Hunter and the release of Lady Bird at IAC Films, and an increase at Electus.
Cost of revenue

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$911,146	$260,138	40%	$651,008	$(104,722)	(14)%	$755,730
As a percentage of revenue	21%			20%			24%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Cost of revenue in 2018 increased from 2017 due to increases of $130.5 million from MTCH, $79.0 million from Emerging & Other, $21.7 million from ANGI and $19.0 million from Vimeo.

•	The MTCH increase was due primarily to an increase of $123.8 million in in-app purchase fees as MTCH's revenues are increasingly sourced through mobile app stores.

•
The Emerging & Other increase was due primarily to an increase of $143.2 million in traffic acquisition costs principally driven by higher revenue at Ask Media Group, primarily in international markets, and the expense from the inclusion of BlueCrew, which was acquired on February 26, 2018, partially offset by a decrease of $71.1 million in production costs, driven primarily by the sale of Electus in 2018 and lower revenue from IAC Films, the sale of The Princeton Review in 2017 and the transfer of Daily Burn to Applications.

•
The ANGI increase was due primarily to increases of $7.2 million in traffic acquisition costs, $7.0 million in credit card processing fees, including $3.5 million from the inclusion of Angie's List, and higher Marketplace Revenue, $3.7 million in costs associated with publishing and distributing the Angie's List Magazine and $2.5 million in hosting fees, principally from the inclusion of Angie's List.

•	The Vimeo increase was due primarily to the expense from the inclusion of Livestream.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Cost of revenue in 2017 decreased from 2016 due to decreases of $180.1 million from Emerging & Other and $20.9 million from Applications, partially offset by increases of $83.9 million from MTCH, $8.2 million from ANGI and $6.9 million from Vimeo.

•
The Emerging & Other decrease was due primarily to the sales of ShoeBuy and The Princeton Review, a reduction of $13.2 million in traffic acquisition costs and $8.4 million in rent expense due to vacating a data center in the fourth quarter of 2016 at Ask Media Group and lower production costs at College Humor Media, partially offset by an increase in production costs at IAC Films related to the sales of The Meyerowitz Stories (New and Selected) and The Legacy of a Whitetail Deer Hunter and the release of Lady Bird in 2017.

•
The Applications decrease was due primarily to a reduction of $16.6 million in traffic acquisition costs driven by a decline in revenue at Desktop and a decrease of $2.9 million in compensation expense due, in part, to the reductions in workforce in 2016.

•	The MTCH increase was due primarily to increases of $75.4 million in in-app purchase fees and $5.9 million in hosting fees. The increases were due primarily to the growth at Tinder.

•
The ANGI increase was due primarily to the inclusion of expense of $3.7 million from Angie's List resulting from the Combination, an increase of $2.8 million in credit card processing fees due to higher revenue and an increase of $1.6 million in hosting fees, partially offset by a reduction in traffic acquisition costs of $0.4 million.

•	The Vimeo increase was due primarily to the expense from the inclusion of Livestream and an increase of $2.6 million in hosting fees due to subscription growth.
Selling and marketing expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Selling and marketing expense	$1,519,440	$138,219	10%	$1,381,221	$134,124	11%	$1,247,097
As a percentage of revenue	36%			42%			40%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Selling and marketing expense in 2018 increased from 2017 due to increases of $77.4 million from ANGI, $44.3 million from MTCH and $26.1 million from Vimeo, partially offset by a decrease of $13.2 million from Emerging & Other.

•
The ANGI increase was due primarily to increases in advertising expense of $53.7 million, reflecting the impact from the inclusion of Angie's List, compensation expense of $12.9 million and facilities costs of $5.1 million. The increase in advertising expense was due primarily to increased investments in online marketing and television spend. Compensation expense increased due primarily to growth in the sales force, partially offset by a decrease in stock-based compensation expense of $22.4 million and the inclusion of $7.4 million in severance and retention costs in 2017 related to the Combination. The decrease in stock-based compensation expense reflects decreases of $13.3 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($1.6 million in 2018 compared to $14.8 million in 2017), and $9.0 million in expense related to previously issued Angie's List equity awards, including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($0.6 million in 2018 compared to $9.6 million in 2017). Compensation expense in 2018 also reflects a reduction in sales commissions expense of $4.9 million due to the adoption of ASU No. 2014-09. As a percentage of revenue, selling and marketing expense declined due, in part, to accelerated revenue growth driven by capacity expansion efforts combined with marketing optimization efforts at HomeAdvisor.

•
The MTCH increase was due primarily to higher advertising expense of $45.6 million due primarily to increased marketing expense as a result of marketing initiatives at Tinder, Pairs, PlentyOfFish, OkCupid and Meetic, and the inclusion of Hinge, acquired in 2018, partially offset by lower offline marketing spend at Match and Match Affinity brands. As a percentage of revenue, selling and marketing expense decreased due primarily to the ongoing shift towards brands with lower marketing spend.

•
The Vimeo increase was due primarily to increased investment in marketing of $13.2 million, $8.8 million of expense from the inclusion of Livestream and an increase in compensation expense of $3.2 million, due, in part, to an increase in the sales force.

•
The Emerging & Other decrease was due primarily to the transfer of Daily Burn to the Applications segment, the sale of The Princeton Review and a decrease in online marketing of $9.0 million at Ask Media Group, partially offset by higher compensation expense of $6.8 million at Electus and the expense from the inclusion of BlueCrew. Selling and marketing expense was further impacted by an increase of $2.2 million in compensation expense at The Daily Beast due, in part, to an increase in the sales force.

For the year ended December 31, 2017 compared to the year ended December 31, 2016
Selling and marketing expense in 2017 increased from 2016 due to increases of $157.3 million from ANGI, $26.5 million from MTCH and $11.7 million from Vimeo, partially offset by decreases of $53.0 million from Emerging & Other and $6.7 million from Applications.

•
The ANGI increase was due primarily to higher advertising expense of $78.2 million, of which $5.3 million was from the inclusion of Angie's List, an increase of $64.9 million in compensation expense, of which $24.4 million was from the inclusion of Angie's List, and $9.5 million of expense from acquisitions made prior to the Combination. The increase in advertising expense was due primarily to increased investments in online marketing and television spend. Compensation increased due primarily to an increase of $24.9 million in stock-based compensation expense, of which $9.8 million was from the inclusion of Angie's List, an increase in the sales force and the inclusion of $7.4 million in severance and retention costs related to the Combination. The increase in stock-based compensation expense reflects $14.8 million of expense in 2017 due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards and $9.6 million of expense in 2017 related to previously issued Angie's List equity awards, including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.

•
The MTCH increase was due primarily to higher advertising expense of $15.3 million and an increase in compensation expense of $9.1 million. The increase in advertising expense was due primarily to an increase in strategic investments in certain international markets at Tinder and increased marketing related to the launch of a new brand by Meetic in Europe, partially offset by a reduction in marketing spend at MTCH's affinity brands. The increase in compensation expense was primarily related to an increase in headcount at Tinder and the employer portion of payroll taxes paid in connection with the exercise of MTCH options. As a percentage of revenue, selling and marketing expense decreased due primarily to a continued shift towards brands with lower marketing spend and reductions in marketing spend at the affinity brands.

•	The Vimeo increase was due primarily to increases in marketing expense of $10.6 million and $2.3 million of compensation expense.

•
The Emerging & Other decrease was due primarily to the sales of ShoeBuy and The Princeton Review, decreases of $21.1 million and $4.5 million in online marketing and compensation expense, respectively, at Ask Media Group and a decrease of $3.5 million in offline marketing at Daily Burn, partially offset by increases in marketing expense at IAC Films of $6.5 million and compensation expense at Electus of $1.7 million. Online marketing and compensation expense at Ask Media Group decreased principally related to lower revenue resulting from changes in the Google contract and reductions in workforce that occurred in 2016, including $3.1 million in restructuring costs in 2016.

•	The Applications decrease was due primarily to lower online marketing expense of $10.0 million at Desktop, partially offset by higher online marketing expense of $6.5 million at Mosaic Group.

General and administrative expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
General and administrative expense	$774,079	$54,822	8%	$719,257	$188,811	36%	$530,446
As a percentage of revenue	18%			22%			17%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
General and administrative expense in 2018 increased from 2017 due to increases of $36.8 million from Corporate, $21.7 million from ANGI and $5.9 million from Vimeo, partially offset by a decrease of $14.8 million from Emerging & Other.

•	The Corporate increase was due primarily to higher compensation costs, including an increase in stock-based compensation expense related to a mark-to-market adjustment.

•
The ANGI increase was due primarily to an increase of $19.7 million in bad debt expense due, in part, to higher Marketplace Revenue, increases of $8.8 million in software license and maintenance costs and $2.9 million in facilities costs, both reflecting the impact from the inclusion of Angie's List, $2.4 million in compensation expense and an increase in customer service expense of $3.4 million, partially offset by a reduction in transaction and integration-related costs principally related to the Combination of $21.9 million. The increase in compensation expense was due primarily to an increase in headcount following the Combination and existing business growth as well as $3.8 million of expense from the inclusion of Handy, almost entirely offset by a decrease of $25.6 million in stock-based compensation expense and a decrease of $9.2 million in severance and retention costs related to the Combination ($2.7 million in 2018 compared to $11.8 million in 2017). The decrease in stock-based compensation expense reflects decreases of $12.9 million in expense due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards ($52.9 million in 2018 compared to $65.7 million in 2017) and $9.6 million in expense related to previously issued Angie's List equity awards, including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination ($8.1 million in 2018 compared to $17.7 million in 2017), and the inclusion in 2017 of a modification charge related to a HomeAdvisor equity award, partially offset by acceleration of expense related to certain equity awards in the fourth quarter of 2018 in connection with the chief executive officer transition and the issuance of new equity awards since 2017.

•	The Vimeo increase was due primarily to $4.9 million of expense from the inclusion of Livestream and an increase in legal costs in 2018.

•
The Emerging & Other decrease was due primarily to the sale of The Princeton Review, the transfer of Daily Burn to the Applications segment, a favorable legal settlement of $4.8 million in 2018, partially offset by $3.2 million of expense from the inclusion of BlueCrew.

For the year ended December 31, 2017 compared to the year ended December 31, 2016
General and administrative expense in 2017 increased from 2016 due to increases of $192.9 million from ANGI, $44.8 million from MTCH and $20.0 million from Corporate, partially offset by decreases of $64.8 million from Emerging & Other and $10.2 million from Applications.

•
The ANGI increase was due primarily to higher compensation expense of $130.7 million, of which $38.4 million was from the inclusion of Angie's List, and $24.3 million in costs related to the Combination including transaction related costs of $14.3 million and integration related costs of $10.0 million. The increase in compensation expense was due primarily to an increase of $100.5 million in stock-based compensation expense, of which $18.0 million was from the inclusion of Angie's List, an increase in headcount from business growth and the inclusion of $11.8 million in severance and retention costs in 2017 related to the Combination. The increase in stock-based compensation expense reflects $65.7 million of expense in 2017 due to the modification of previously issued HomeAdvisor equity awards, which were converted into ANGI Homeservices' equity awards, and $17.7 million of expense in 2017 related to previously issued Angie's List equity awards, including the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination as well as a modification charge related to a HomeAdvisor equity award in 2017. General and administrative expense also includes increases of $9.2 million in bad debt expense due, in part, to higher Marketplace Revenue, $3.9 million in customer service expense and $3.2 million in software license and maintenance costs, as well as $9.8 million of expense from acquisitions made prior to the Combination.

•
The MTCH increase was due primarily to an increase of $20.6 million in compensation expense, a change of $14.5 million in acquisition-related contingent consideration fair value adjustments (expense of $5.3 million in 2017 compared to income of $9.2 million in 2016) and an increase of $6.8 million in professional fees. The increase in compensation expense was due to an increase of $9.1 million in stock-based compensation expense due primarily to an increase in expense related to a subsidiary denominated equity award held by a non-employee, which award was settled in the third quarter of 2017, the employer portion of payroll taxes paid in connection with the exercise of MTCH options and an increase in headcount from business growth. The increase in professional fees was due primarily to the settlement of the Tinder equity plan.

•
The Corporate increase was due primarily to higher compensation costs in 2017, including an increase in stock-based compensation expense due primarily to the issuance of new equity awards since 2016, and higher professional fees.

•
The Emerging & Other decrease was due primarily to the sales of The Princeton Review, ShoeBuy and ASKfm, and the effect of the reductions in workforce in 2016, including $2.3 million in restructuring costs included in 2016 at Ask Media Group.

•
The Applications decrease was due primarily to the inclusion in 2016 of $12.0 million in expense related to an acquisition-related contingent consideration fair value adjustment and a $2.9 million favorable legal settlement in 2017.

Product development expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Product development expense	$309,329	$58,450	23%	$250,879	$38,114	18%	$212,765
As a percentage of revenue	7%			8%			7%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Product development expense in 2018 increased from 2017 due to increases of $30.9 million from MTCH, $13.2 million from ANGI, $9.8 million from Vimeo and $6.0 million from Dotdash.

•	The MTCH increase was due primarily to an increase of $28.8 million in compensation expense, due primarily to higher headcount at Tinder.

•
The ANGI increase was due primarily to increases of $4.9 million in compensation expense and $4.5 million in software license and maintenance costs, reflecting the impact from the inclusion of Angie's List. The increase in compensation expense was due primarily to increased headcount, partially offset by a decrease of $6.1 million in stock-based compensation expense resulting from a lower modification charge related to the Combination.

•	The Vimeo increase was due primarily to $8.7 million of expense from the inclusion of Livestream.

•	The Dotdash increase was due primarily to an increase of $5.7 million in compensation expense, due primarily to higher headcount.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Product development expense in 2017 increased from 2016 due to increases of $27.3 million from ANGI, $23.0 million from MTCH and $3.6 million from Vimeo, partially offset by decreases of $10.9 million from Emerging & Other and $4.4 million from Applications.

•
The ANGI increase was due primarily to an increase of $23.0 million in compensation expense, of which $6.8 million was from the inclusion of Angie's List, and $2.9 million of expense from acquisitions made prior to the Combination. The increase in compensation expense was due to an increase of $14.5 million in stock-based compensation expense principally due to the modification charge related to the Combination and increased headcount.

•
The MTCH increase was due primarily to an increase of $20.7 million in compensation expense driven by an increase of $14.4 million related to increased headcount and the employer portion of payroll taxes paid in connection with the exercise of MTCH options, and an increase of $6.3 million in stock-based compensation expense due primarily to new grants issued since 2016.

•	The Vimeo increase was due primarily to $2.2 million of expense from the inclusion of Livestream.

•
The Emerging & Other decrease was due primarily to the sales of The Princeton Review and ASKfm and a decrease of $4.3 million in compensation expense due, in part, to reductions in workforce in 2016, including $1.2 million in restructuring costs in 2016 at Ask Media Group.

•	The Applications decrease was due primarily to a decrease of $3.6 million in compensation expense due, in part, to a decrease in headcount related to reductions in workforce in 2016.
Depreciation

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Depreciation	$75,360	$1,095	1%	$74,265	$2,589	4%	$71,676
As a percentage of revenue	2%			2%			2%
For the year ended December 31, 2018 compared to the year ended December 31, 2017
Depreciation in 2018 increased from 2017 due primarily to continued corporate growth at ANGI, partially offset by certain fixed assets becoming fully depreciated and the sale of The Princeton Review.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Depreciation in 2017 increased from 2016 due primarily to the increased depreciation at ANGI and MTCH related to continued corporate growth, partially offset by the sales of The Princeton Review and ShoeBuy.
Operating income (loss)

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$553,294	$192,777	53%	$360,517	$44,968	14%	$315,549
ANGI Homeservices	63,906	213,082	NM	(149,176)	(174,539)	NM	25,363
Vimeo	(35,594)	(8,266)	(30)%	(27,328)	(1,978)	(8)%	(25,350)
Dotdash	18,778	34,472	NM	(15,694)	233,011	94%	(248,705)
Applications	94,834	(35,342)	(27)%	130,176	20,513	19%	109,663
Emerging & Other	29,964	12,552	72%	17,412	117,108	NM	(99,696)
Corporate	(160,043)	(32,602)	(26)%	(127,441)	(17,992)	(16)%	(109,449)
Total	$565,139	$376,673	200%	$188,466	$221,091	NM	$(32,625)

As a percentage of revenue	13%			6%			(1)%
________________________
NM = Not meaningful.

For the year ended December 31, 2018 compared to the year ended December 31, 2017
Operating income in 2018 increased from 2017 due primarily to an increase in Adjusted EBITDA of $413.5 million described below, a decrease of $26.2 million in stock-based compensation expense and a change of $4.3 million in acquisition-related contingent consideration fair value adjustments, partially offset by increases of $66.3 million in amortization of intangibles and $1.1 million in depreciation. The decrease in stock-based compensation expense was due primarily to a decrease of $51.4 million in modification and acceleration charges related to the Combination ($70.6 million in 2018 compared to $122.1 million in 2017) and the inclusion in 2017 of a modification charge related to a HomeAdvisor equity award, partially offset by the modification of certain awards in 2018, due in part, to the sale of businesses during the fourth quarter of 2018, and the issuance of new equity awards since 2017. The increase in amortization of intangibles reflects an increase in amortization expense of $39.4 million related to the Combination, the inclusion in 2018 of an indefinite-lived intangible asset impairment charge of $27.7 million at Applications related to a trade name at the Desktop business and an increase in amortization expense of $4.0 million related to the acquisition of Livestream, partially offset by a Dotdash definite-lived trade name that became fully amortized in 2017. The indefinite-lived intangible asset impairment charge at Desktop was due to Google’s policy changes related to its Chrome browser which became effective on September 12, 2018 and have negatively impacted the distribution of our business to consumer desktop products.
At December 31, 2018, there was $326.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
Operating income in 2017 increased from a loss in 2016 due primarily to the inclusion in 2016 of a goodwill impairment charge of $275.4 million at IAC Publishing (which in connection with the Company's realignment of its reportable segments in the fourth quarter of 2018 was allocated to the Dotdash and the Emerging & Other reportable segments based upon their relative fair values as of October 1, 2018), an increase of $74.1 million in Adjusted EBITDA described below, and a decrease of $37.3 million in amortization of intangibles, partially offset by an increase of $159.8 million in stock-based compensation expense, a change of $3.2 million in acquisition-related contingent consideration fair value adjustments and an increase of $2.6 million in depreciation expense. The goodwill impairment charge at IAC Publishing in 2016 was driven by the impact from the Google contract, traffic trends and monetization challenges. The decrease in amortization of intangibles was due primarily to lower expense in 2017 as a result of a Dotdash trade name and certain intangible assets from the PlentyOfFish acquisition becoming fully amortized and impairment charges in 2016 of $9.0 million and $2.6 million related to certain Dictionary.com and Dotdash indefinite-lived trade names, respectively, partially offset by expense in 2017 related to the Combination. The increase in stock-based compensation expense was due primarily to an increase of $140.3 million at ANGI due primarily to the modification and acceleration charges related to the Combination, as well as an increase in expense related to a subsidiary denominated equity award held by a non-employee, which award was settled during the third quarter of 2017, and the issuance of new equity awards since 2016.
Adjusted EBITDA

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Match Group	$653,931	$184,990	39%	$468,941	$65,561	16%	$403,380
ANGI Homeservices	247,506	209,648	554%	37,858	(7,993)	(17)%	45,851
Vimeo	(28,045)	(4,438)	(19)%	(23,607)	(3,326)	(16)%	(20,281)
Dotdash	21,384	24,147	NM	(2,763)	14,083	84%	(16,846)
Applications	131,837	(4,920)	(4)%	136,757	4,481	3%	132,276
Emerging & Other	36,178	10,316	40%	25,862	15,751	156%	10,111
Corporate	(74,017)	(6,262)	(9)%	(67,755)	(14,483)	(27)%	(53,272)
Total	$988,774	$413,481	72%	$575,293	$74,074	15%	$501,219

As a percentage of revenue	23%			17%			16%

For a reconciliation of net earnings (loss) attributable to IAC shareholders to operating income (loss) to consolidated Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 12—Segment Information" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
For the year ended December 31, 2018 compared to the year ended December 31, 2017
MTCH Adjusted EBITDA increased 39% to $653.9 million due primarily to the increase of $399.2 million in revenue due to growth at Tinder, and lower selling and marketing expense as a percentage of revenue due primarily to the ongoing shift towards brands with lower marketing spend, partially offset by higher in-app purchase fees as revenues are increasingly sourced through mobile app stores and higher litigation costs.
ANGI Adjusted EBITDA increased 554% to $247.5 million due primarily to the increase of $395.9 million in revenue, a reduction in transaction and integration-related costs principally related to the Combination of $39.1 million and lower selling and marketing expense as a percentage of revenue, partially offset by higher compensation expense due, in part, to increased headcount following the Combination, and increases of $21.7 million in cost of revenue, $19.7 million in bad debt expense, $15.2 million in software license and maintenance cost and $9.4 million in facilities costs. Additionally, Adjusted EBITDA in 2018 benefited from a reduction in sales commissions expense of $4.9 million due to the adoption of ASU No. 2014-09.
Vimeo Adjusted EBITDA loss increased 19% to a loss of $28.0 million, despite higher revenue, driven by investments in marketing and product development expense to continue to grow the business and an increase in legal costs.
Dotdash Adjusted EBITDA improved to a profit of $21.4 million in 2018 from a loss of $2.8 million in 2017, due primarily to higher revenue and lower operating expenses as a percentage of revenue.
Applications Adjusted EBITDA decreased 4% to $131.8 million, despite higher revenue, due primarily to higher marketing expense at Mosaic Group and losses at Daily Burn.
Emerging & Other Adjusted EBITDA increased 40% to $36.2 million due primarily to higher revenue, a favorable legal settlement of $4.8 million in the third quarter of 2018 and profits at IAC Films, partially offset by increased investments in College Humor Media and BlueCrew, and reduced profits at Electus.
Corporate Adjusted EBITDA loss increased 9% to $74.0 million due primarily to higher compensation costs.
For the year ended December 31, 2017 compared to the year ended December 31, 2016
MTCH Adjusted EBITDA increased 16% to $468.9 million due primarily to an increase of $212.6 million in revenue and lower selling and marketing expense as a percentage of revenue due to the ongoing product mix towards brands with lower marketing spend and a reduction in marketing spend at MTCH's Affinity brands, partially offset by an increase in cost of revenue, general and administrative expense and product development expense. General and administrative expense and product development expense increased due, in part, to expense of $12.7 million associated with the employer portion of payroll taxes and professional fees resulting from the settlement of the Tinder equity plan.
ANGI Adjusted EBITDA decreased 17% to $37.9 million, despite an increase of $237.5 million in revenue, due primarily to an increase in selling and marketing expense, higher compensation expense due, in part, to increase headcount, the inclusion in 2017 of $44.1 million in costs related to the Combination (including severance, retention, transaction and integration related costs) and increases in bad debt expense due, in part, to higher Marketplace Revenue, outsourced customer service expense, software license and maintenance costs, and higher losses at the European businesses driven primarily by its expansion strategy. Adjusted EBITDA in 2017 was further impacted by write-offs of deferred revenue related to the Combination of $7.8 million.
Vimeo Adjusted EBITDA loss increased 16% to a loss of $23.6 million, despite higher revenue (including the impact of deferred revenue write-offs of $2.1 million related to acquisition of Livestream), reflecting our investments in marketing and product development to grow the business.
Dotdash Adjusted EBITDA loss improved 84% to a loss of $2.8 million due primarily to higher revenue and lower operating expenses as a percentage of revenue.
Applications Adjusted EBITDA increased 3% to 136.8 million, despite a 4% decrease in revenue, due primarily to lower operating costs. Adjusted EBITDA in 2016 includes $2.6 million in restructuring costs.

Emerging & Other Adjusted EBITDA increased 156% to $25.9 million, despite lower revenue, due primarily to the inclusion in 2016 of $14.5 million in restructuring charges at Ask Media Group related to vacating a data center and severance costs in an effort to reduce costs in light of significant declines in revenue from the Google contract, increased profits at Dictionary.com and the contribution from IAC Films, partially offset by increased losses at College Humor Media and reduced profits at Electus.
Corporate Adjusted EBITDA loss increased 27% to $67.8 million due primarily to higher compensation costs and professional fees.
Interest expense

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Interest expense	$109,327	$4,032	4%	$105,295	$(3,815)	(3)%	109,110
Interest expense in 2018 increased from 2017 due primarily to increases in the average outstanding long-term debt balance and interest rates on variable rate debt compared to the prior year.
Interest expense in 2017 decreased from 2016 due primarily to lower interest expense of $16.0 million related to the 2016 prepayment and 2017 repricing of the MTCH Term Loan and $6.6 million related to the repayment of the outstanding balances of the 4.875% Senior Notes and 6.75% MTCH Senior Notes in the fourth quarter of 2017. Partially offsetting these decreases are increases of $10.9 million of interest expense associated with the 6.375% MTCH Senior Notes, $5.2 million from the issuance of the Exchangeable Notes, $1.8 million related to the 5.00% MTCH Senior Notes and $1.7 million from the ANGI Term Loan.
Other income (expense), net

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Other income (expense), net	$305,746	$321,959	NM	$(16,213)	$(76,863)	NM	$60,650
Other income, net in 2018 includes: $124.2 million of net unrealized gains related to certain equity investments that were adjusted to fair value in accordance with ASU No. 2016-01, which was adopted on January 1, 2018; $120.6 million in gains related to the sales of Dictionary.com, Electus, Felix and CityGrid; $30.4 million of interest income; $27.9 million in realized gains related to the sale of certain investments; and $5.3 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound.
Other expense, net in 2017 includes: $16.8 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound; $15.4 million expense related to the extinguishment of the 6.75% MTCH Senior Notes and repricing of the MTCH Term Loan; $13.0 million mark-to-market charge principally pertaining to a subsidiary denominated equity award held by a non-employee; $12.2 million in other-than-temporary impairment charges related to certain investments; $1.2 million expense related to the write-off of deferred financing costs associated with the repayment of the 4.875% Senior Notes; $34.9 million in realized gains related to the sale of certain investments; and $11.4 million of interest income.
Other income, net in 2016 includes: $37.5 million and $12.0 million in realized gains related to the sales of ShoeBuy and PriceRunner, respectively; $34.4 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound and Euro; $5.1 million of interest income; $3.6 million gain related to the sale of certain equity investments; $12.1 million non-cash charge related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the repayment of $440 million of the MTCH Term Loan; $10.7 million in other-than-temporary impairment charges related to certain investments; $3.8 million loss related to the sale of ASKfm; $3.6 million loss on the 4.75% and 4.875% Senior Note redemptions and repurchases; and $2.5 million mark-to-market charge principally pertaining to a subsidiary denominated equity award held by a non-employee.

Income tax (provision) benefit

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Income tax (provision) benefit	$(3,811)	NM	NM	$291,050	$226,116	348%	$64,934
Effective income tax rate	1%			NM			80%
In 2018, the Company recorded an income tax provision of $3.8 million, which represented an effective tax rate of 1%. The effective income tax rate was lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and the finalized Transition Tax.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 ("Transition Tax") and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on global intangible low-taxed income ("GILTI") earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized this calculation, which resulted in a $9.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits and a reduction in state taxes, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on recently issued Internal Revenue Service guidance. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which was also included in ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB 118"), which was adopted by the Company upon issuance in March 2018. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.
In 2017, the Company recorded an income tax benefit of $291.1 million, which was due primarily to the effect of adopting the provisions of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017 and foreign income taxed at lower rates, partially offset by the effect of the Tax Act. Under ASU No. 2016-09, excess tax benefits generated by the exercise, purchase or settlement of stock-based awards of $361.8 million in 2017 are recognized as a reduction to the income tax provision rather than as an increase to additional paid-in capital.
In 2016, the Company recorded an income tax benefit of $64.9 million, which represented an effective income tax rate of 80%. The effective income tax rate was higher than the statutory rate of 35% due primarily to foreign income taxed at lower rates and the non-taxable gain on the sale of ShoeBuy, partially offset by the non-deductible portion of the goodwill impairment charge at the Dotdash and Emerging & Other segments.
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

	Years Ended December 31,
	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$130,786	$77,702	146%	$53,084	$27,955	111%	$25,129

Net earnings attributable to noncontrolling interests in 2018 primarily represents the publicly-held interest in MTCH's and ANGI's earnings as well as the net earnings attributable to the noncontrolling interests in a subsidiary that holds the unrealized gains related to certain equity investments that were adjusted during the second quarter of 2018 to fair value in accordance with ASU No. 2016-01, partially offset by net losses attributable to the noncontrolling interests in certain subsidiaries within the Emerging & Other and Vimeo segments.
Net earnings attributable to noncontrolling interests in 2017 primarily represents the publicly-held interest in MTCH's earnings, partially offset by the publicly-held interest in ANGI's losses.
Net earnings attributable to noncontrolling interests in 2016 primarily represented the proportionate share of the noncontrolling holders' ownership in MTCH.

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
Definition of Non-GAAP Measure
        Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our consolidated statement of operations of certain expenses.
The following table reconciles net earnings (loss) attributable to IAC shareholders to operating income (loss) to consolidated Adjusted EBITDA:

	Years Ended December 31,
	2018	2017		2016
	(In thousands)
Net earnings (loss) attributable to IAC shareholders	$626,961	$304,924		$(41,280)
Add back:
Net earnings attributable to noncontrolling interests	130,786	53,084		25,129
Income tax provision (benefit)	3,811	(291,050)		(64,934)
Other (income) expense, net	(305,746)	16,213		(60,650)
Interest expense	109,327	105,295		109,110
Operating income (loss)	565,139	188,466		(32,625)
Stock-based compensation expense	238,420	264,618		104,820
Depreciation	75,360	74,265		71,676
Amortization of intangibles	108,399	42,143		79,426
Acquisition-related contingent consideration fair value adjustments	1,456	5,801		2,555
Goodwill impairment	—	—	—	275,367
Adjusted EBITDA	$988,774	$575,293		$501,219
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 12—Segment Information" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."
Non-Cash Expenses That Are Excluded From Our Non-GAAP Measure
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
        Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions (including the Combination). At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as technology, service professional and contractor relationships, customer lists and user base, memberships, trade names and content, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents:
United States	$1,971,282	$1,178,616
All other countries(a)	160,350	452,193
Total cash and cash equivalents	2,131,632	1,630,809
Marketable securities (United States)	123,665	4,995
Total cash and cash equivalents and marketable securities(b)(c)	$2,255,297	$1,635,804

MTCH Debt:
MTCH Term Loan	$425,000	$425,000
MTCH Credit Facility	260,000	—
6.375% MTCH Senior Notes	400,000	400,000
5.00% MTCH Senior Notes	450,000	450,000
Total MTCH long-term debt	1,535,000	1,275,000
Less: unamortized original issue discount	7,352	8,668
Less: unamortized debt issuance costs	11,737	13,636
Total MTCH debt, net	1,515,911	1,252,696

ANGI Debt:
ANGI Term Loan	261,250	275,000
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,529	2,938
Total ANGI debt, net	244,971	258,312

IAC Debt:
Exchangeable Notes	517,500	517,500
4.75% Senior Notes	34,489	34,859
Total IAC long-term debt	551,989	552,359
Less: unamortized original issue discount	54,025	67,158
Less: unamortized debt issuance costs	13,298	16,740
Total IAC debt, net	484,666	468,461

Total long-term debt, net	$2,245,548	$1,979,469
_________________________________________________________________________

(a)
At December 31, 2018, all of the Company’s international cash can be repatriated without significant tax consequences. During the year ended December 31, 2018, international cash totaling $396.2 million was repatriated to the U.S.

(b)
Cash and cash equivalents at December 31, 2018 and December 31, 2017 includes MTCH's domestic and international cash and cash equivalents of $83.9 million and $103.1 million; and $203.5 million and $69.2 million, respectively. MTCH is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and its subsidiaries.

(c)
Cash and cash equivalents at December 31, 2018 and December 31, 2017 includes ANGI's domestic and international cash and cash equivalents of $328.8 million and $8.2 million; and $214.8 million and $6.7 million, respectively. Marketable securities at December 31, 2018 include $24.9 million at ANGI. ANGI held no marketable securities at December 31, 2017. ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of ANGI and its subsidiaries.

IAC, MTCH and ANGI Long-term Debt
For a detailed description of IAC, MTCH and ANGI long-term debt, see "Note 7—Long-term Debt" to the consolidated financial statements included in "Item 8. Consolidated Financial Statements and Supplementary Data."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$988,128	$416,699	$344,238
Investing activities	(173,440)	42,049	12,862
Financing activities	(312,798)	(196,869)	(492,140)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include goodwill impairments, stock-based compensation expense, net gains from the sale of businesses and investments, unrealized gains and losses on equity securities, amortization of intangibles, depreciation, bad debt expense, and deferred income taxes.
2018
Adjustments to earnings consist primarily of $238.4 million of stock-based compensation expense, $108.4 million of amortization of intangibles, $75.4 million of depreciation, $48.4 million of bad debt expense, partially offset by $147.8 million of net gains from the sale of businesses and investments, $124.2 million of net unrealized gains on certain equity securities, and $34.7 million of deferred income taxes. The deferred income tax benefit primarily relates to amortization of intangibles, a decrease in the valuation allowance, and an increase in credit carryforwards, partially offset by the deferred income tax provision on the net unrealized gains on certain equity securities. The increase from changes in working capital primarily consists of an increase in accounts payable and other liabilities of $53.6 million, an increase in deferred revenue of $49.5 million, and an increase in income taxes payable and receivable of $27.0 million, partially offset by an increase in other assets of $44.6 million and an increase in accounts receivable of $34.8 million. The increase in accounts payable and other liabilities is primarily due to increases in (i) accrued employee compensation due, in part, to the timing of payments of cash bonuses, (ii) payables and accruals at Ask Media Group due to growth in paid traffic, primarily in international markets, (iii) accrued advertising at MTCH and (iv) payables at Vimeo due to timing of payments. The increase in deferred revenue is due primarily to growth in subscription sales at Vimeo, MTCH and Applications. The increase in income taxes payable and receivable is due to 2018 income tax accruals in excess of 2018 income tax payments. The increase in other assets is primarily due to increases in (i) capitalized mobile app store fees at MTCH and Applications, (ii) capitalized production costs of various production deals at College Humor Media, Electus, and IAC Films, and (iii) capitalized sales commissions at ANGI. The increase in accounts receivable is primarily due to revenue growth at ANGI, Ask Media Group, and Dotdash, partially offset by decreases at MTCH and Applications due to an accelerated cash receipt from a mobile app store provider.
Net cash used in investing activities includes cash used for acquisitions and investments of $117.5 million, which includes the TelTech, iTranslate, BlueCrew, and Handy acquisitions, purchases (net of maturities and sales) of marketable debt securities of $116.1 million, capital expenditures of $85.6 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services and computer hardware, partially offset by net proceeds from the sale of businesses and investments of $136.7 million, which includes the sales of Dictionary.com and Electus, and $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis.
Net cash used in financing activities includes $207.7 million and $29.8 million for withholding taxes paid on behalf of
MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $133.5 million for the repurchase of 3.1 million shares, on a settlement date basis, of MTCH common stock at an average price of $43.72 per share, $105.1 million for dividends paid to MTCH's noncontrolling interest holders, $82.9 million for the repurchase of 0.5 million shares, on a settlement date basis, of IAC common stock at an average price of $152.23 per share, $19.0 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $16.1 million for the purchase of noncontrolling interests, and $13.8 million in principal payments on ANGI debt, partially offset by $260.0 million in borrowings under the MTCH Credit Facility and $41.7 million in proceeds from the exercise of IAC stock options.
2017
Adjustments to earnings consist primarily of $264.6 million of stock-based compensation expense, $74.3 million of depreciation, $42.1 million of amortization of intangibles, $28.9 million of bad debt expense, and $61.6 million of other adjustments, which primarily consist of losses on bond redemptions and net foreign currency exchange losses, partially offset by $285.3 million of deferred income taxes and $32.7 million of net gains from the sale of businesses and investments. The deferred income tax benefit primarily relates to the net operating loss created primarily by excess tax benefits of $361.8 million related to stock-based awards and the modification charge for the conversion and acceleration of stock-based awards in connection with the Combination, partially offset by the provisional Transition Tax. The decrease from changes in working capital consists primarily of an increase in accounts receivable of $115.2 million and a decrease in accounts payable and other liabilities of $25.3 million, partially offset by an increase in deferred revenue of $39.2 million. The increase in accounts receivable is primarily due to (i) the timing of cash receipts and the increasing proportion of revenue sourced through mobile app stores at MTCH, which is settled more slowly than traditional credit cards; and (ii) revenue growth at ANGI. The decrease in accounts payable and other liabilities is due to: (i) a decrease at MTCH due to the cash settlement of former subsidiary denominated equity awards held by a non-employee, (ii) a contingent consideration payment related to a business acquisition, (iii) a decrease in accrued employee compensation mainly related to the timing of payments of cash bonuses, partially offset by (iv) an increase in accrued advertising at MTCH. The increase in deferred revenue is due mainly to growth in subscription sales at MTCH and Vimeo, as well as growth in subscription sales and time-based advertising to service professionals at ANGI, partially offset by decreases at Electus and Notional mainly due to the delivery of programming related to various production deals.
Net cash provided by investing activities includes net proceeds from the sale of businesses and investments of $185.8 million, which is primarily related to the sales of The Princeton Review and a MTCH cost method investment, and proceeds from maturities and sales (net of purchases) of marketable debt securities of $84.5 million, partially offset by acquisitions and purchases of investments of $155.7 million, which includes the Livestream, MyBuilder, Angie's List and HomeStars acquisitions, and capital expenditures of $75.5 million, primarily related to investments in development of capitalized software at MTCH and ANGI to support their products and services, computer hardware and the Company's purchase of a 50% ownership interest in an aircraft as a replacement for a then existing 50% interest in a previously owned aircraft, which was sold on February 13, 2018.
Net cash used in financing activities includes principal payments made on MTCH and IAC debt of $445.2 million and $393.5 million, respectively, the payment of $272.5 million for the purchase of certain fully vested stock-based awards, the payment of $254.2 million, $93.8 million and $10.1 million for withholding taxes paid on behalf of MTCH, IAC and ANGI employees, respectively, for stock-based awards that were net settled, $74.4 million for the Exchangeable Notes hedge, $56.4 million for the repurchase of 0.8 million shares, on a settlement date basis, of IAC common stock at an average price of $69.24 per share, $33.7 million of debt issuance costs primarily related to the Exchangeable Notes and the 5.00% MTCH Senior Notes, $27.3 million in acquisition-related contingent consideration payments (included in operating activities is $11.1 million for an acquisition-related contingent consideration payment made in excess of the amount initially recognized at the time of acquisition) and $15.4 million for the purchase of noncontrolling interests, partially offset by $525.0 million in proceeds from the issuance of MTCH debt, $517.5 million in proceeds from the issuance of the Exchangeable Notes, $275.0 million in proceeds from the ANGI Term Loan, $82.4 million, $59.4 million and $1.7 million in proceeds from the exercise of IAC, MTCH and ANGI stock options, respectively, and $23.7 million in proceeds from the issuance of warrants.
2016
Adjustments to earnings consist primarily of $198.3 million and $77.0 million of goodwill impairment at the Dotdash and the Emerging & Other segments, respectively, $104.8 million of stock-based compensation expense, $79.4 million of amortization of intangibles, $71.7 million of depreciation, and $17.7 million of bad debt expense, partially offset by $119.2 million of deferred income taxes and $51.0 million of net gains from the sale of businesses and investments. The deferred income tax benefit primarily relates to the Dotdash and Emerging & Other goodwill impairments. The decrease from changes in working capital consists primarily of a decrease in accounts payable and other liabilities of $52.4 million, an increase in other assets of $12.8 million, partially offset by an increase in deferred revenue of $35.8 million and an increase in income taxes payable and receivable of $9.0 million. The decrease in accounts payable and other liabilities is due to (i) a decrease in accrued advertising and revenue share expense at Ask Media Group, Dotdash and Applications mainly due to the effect of the new Google contract, which became effective April 1, 2016, (ii) a decrease in VAT payables related mainly to decreases in international revenue at Ask Media Group, and (iii) decreases in payables at MTCH due to the timing of payments. The increase in other assets is primarily related to an increase in production costs at IAC Films. The increase in deferred revenue is mainly due to growth in subscription sales at MTCH, ANGI and Vimeo. The increase in income taxes payable and receivable is primarily due to receipt of 2015 capital loss refund in 2016 and 2016 income tax accruals in excess of 2016 income tax payments, partially offset by payment of 2015 tax liabilities in 2016.
Net cash provided by investing activities includes net proceeds from the sale of businesses, investments and assets of $172.2 million, which mainly relate to the sales of PriceRunner and ShoeBuy, partially offset by capital expenditures of $78.0 million, primarily related to investments in development of capitalized software at MTCH and ANGI to support their products and services, as well as leasehold improvements and computer hardware, purchases (net of sales and maturities) of marketable debt securities of $61.6 million, and cash used in acquisitions and purchases of investments of $31.0 million.
Net cash used in financing activities includes $450.0 million in principal payments on MTCH debt, $308.9 million for the repurchase of 6.2 million shares, on a settlement date basis, of IAC common stock at an average price of $49.74 per share, $126.4 million in principal payments on IAC debt and $29.8 million and $26.7 million for the payment of withholding taxes paid on behalf of MTCH and IAC employees, respectively, for stock-based awards that were net settled, partially offset by $400.0 million in proceeds from the issuance of MTCH debt and $39.4 million and $25.8 million in proceeds from the exercise of MTCH and IAC stock options, respectively.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities, cash flows generated from operations and available borrowings under the IAC Credit Facility. IAC's consolidated cash and cash equivalents and marketable securities at December 31, 2018 were $2.3 billion, of which $186.9 million was held by MTCH and $361.9 million was held by ANGI. The Company generated $988.1 million of operating cash flows for the year ended December 31, 2018, of which $603.5 million was generated by MTCH and $223.7 million was generated by ANGI. Each of MTCH and ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and ANGI and their respective subsidiaries. In addition, agreements governing MTCH and ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of MTCH, its secured net leverage ratio (as defined in the MTCH Term Loan) exceeds 2.0 to 1.0 or its consolidated leverage ratio (as defined in the MTCH indentures) exceeds 5.0 to 1.0, and in the case of ANGI, its consolidated net leverage ratio (as defined in the ANGI Term Loan) exceeds 4.5 to 1.0. There were no such limitations at December 31, 2018.
On December 7, 2018, the MTCH $500 million revolving credit facility was amended and restated, and now expires on December 7, 2023. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million which bear interest at LIBOR plus 1.50%, or approximately 4.00%. Borrowings under the MTCH Credit Facility were repaid with a portion of the net proceeds from the 5.625% MTCH Senior Notes issued on February 15, 2019. On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility. The annual commitment fee on undrawn funds is currently 25 basis points and is based on the consolidated net leverage ratio most recently reported. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on ANGI's consolidated net leverage ratio. At December 31, 2018, there were no outstanding borrowings under the ANGI Credit Facility. On November 5, 2018, the ANGI Term Loan was amended and restated, and is now due on November 5, 2023. On November 5, 2018, the IAC Credit Facility was amended and restated, reducing the facility size from $300 million to $250 million, and now expires on November 5, 2023. There were no outstanding borrowings under the IAC Credit Facility at December 31, 2018.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2019 capital expenditures are expected to be higher than 2018 by approximately 25% to 30%, driven, in part, by higher capital expenditures for ANGI related to the development of capitalized software to support its products and services, and leasehold improvements related to the expansion of office space at MTCH's Tinder business.
During the year ended December 31, 2018, IAC repurchased 0.5 million shares, on a trade date basis, of its common stock at an average price of $152.23 per share, or $82.9 million in aggregate. IAC has 8.0 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

During the year ended December 31, 2018, MTCH repurchased 3.1 million shares, on a trade date basis, of its common stock at an average price of $43.72 per share, or $133.5 million in aggregate. MTCH has 2.9 million shares remaining in its share repurchase authorization.
On February 6, 2019, the Board of Directors of ANGI authorized ANGI to repurchase up to 15 million shares of its common stock.
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of IAC common shares that would be required to settle these vested and unvested interests, other than for MTCH, ANGI and their subsidiaries, at current estimated fair values, at February 1, 2019, is 0.1 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $16.0 million at February 1, 2019, assuming a 50% withholding rate. The number of IAC common shares ultimately needed to settle these awards may vary significantly as a result of both movements in the Company's stock price and the determination of fair value of the relevant subsidiary that is different than the Company's estimate. The Company's RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis. The number of IAC common shares that would be required to settle these awards at February 1, 2019 is 0.2 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $43.1 million at February 1, 2019, assuming a 50% withholding rate.
The Company has historically settled its stock options on a gross basis. Assuming all stock options outstanding on February 1, 2019 were net settled on that date, the Company would have remitted $428.9 million (of which $270.3 million is related to vested stock options and $158.6 million is related to unvested stock options) in cash for withholding taxes (assuming a 50% withholding rate).
The Company's publicly traded subsidiaries have also granted equity awards denominated in the shares of those subsidiaries, some of which may be settled using IAC shares.
MTCH currently settles substantially all equity awards on a net basis. Assuming all MTCH equity awards outstanding on February 1, 2019 were net settled on that date, MTCH would have issued 10.2 million common shares (of which 2.0 million is related to vested shares and 8.1 million is related to unvested shares) and would have remitted $556.2 million (of which $110.7 million is related to vested shares and $445.4 million is related to unvested shares) in cash for withholding taxes (assuming a 50% withholding rate). If MTCH decided to issue a sufficient number of shares to cover the $556.2 million employee withholding tax obligation, 10.2 million additional shares would be issued by MTCH. Certain MTCH stock options ("Tandem Awards") can be settled in MTCH or IAC common stock at the Company's election. Assuming all vested and unvested Tandem Awards outstanding on February 1, 2019 were exercised on that date and settled using IAC stock, 0.4 million IAC common shares would have been issued in settlement and MTCH would have issued 1.5 million shares, which is included in the amount above, to IAC as reimbursement.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on February 1, 2019 were net settled on that date using IAC stock, 1.0 million IAC common shares would have been issued in settlement and IAC would have been issued 13.0 million shares of ANGI Class A stock and ANGI would have remitted $219.6 million in cash for withholding taxes (assuming a 50% withholding rate). If ANGI decided to issue a sufficient number of shares to cover the $219.6 million employee withholding tax obligation, 13.0 million additional Class A shares would be issued by ANGI. ANGI's cash withholding obligation on all other ANGI net settled awards outstanding on February 1, 2019 is $38.5 million (assuming a 50% withholding rate), which is the equivalent of 2.3 million shares.
Prior to the Combination in 2017, the Company issued a number of IAC denominated PSUs to certain ANGI employees. Vesting of the PSUs is contingent upon ANGI's performance. Assuming all of the PSUs outstanding on February 1, 2019 were net settled on that date using IAC stock, 0.1 million IAC common shares would have been issued in settlement, IAC would have been issued 0.7 million shares of ANGI Class A stock and ANGI would have remitted $12.0 million in cash for withholding taxes (assuming a 50% withholding rate).

As of December 31, 2018, IAC's economic and voting interest in MTCH is 81.1% and 97.6%, respectively, and in ANGI is 83.9% and 98.1%, respectively. As described above, certain MTCH and ANGI equity awards can be settled either in IAC common shares or the common shares of these subsidiaries at IAC's election. The Company currently expects to settle a sufficient number of awards in IAC shares to maintain an economic interest in both MTCH and ANGI of at least 80% and to otherwise take such other steps as necessary to maintain an economic interest in each of MTCH and ANGI of at least 80%.
The Company does not expect to be a full U.S. federal cash income tax payer until 2022. The ultimate timing is dependent primarily on the performance of the Company and the amount and timing of tax deductions related to stock-based awards.
At December 31, 2018, all of the Company’s international cash can be repatriated without significant tax consequences. During the year ended December 31, 2018, international cash totaling $396.2 million was repatriated to the U.S.
The Company believes its existing cash, cash equivalents, marketable securities, available borrowings under the IAC Credit Facility and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, debt service, the payment of withholding taxes paid on behalf of employees for net-settled stock-based awards, and investing and other commitments for the foreseeable future. The Company's liquidity could be negatively affected by a decrease in demand for its products and services. The Company’s indebtedness could limit its ability to: (i) obtain additional financing to fund working capital needs, acquisitions, capital expenditures, debt service or other requirements; and (ii) use operating cash flow to make acquisitions or capital expenditures, or invest in other areas, such as developing business opportunities. The Company may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments or to provide for greater financial flexibility. Additional financing may not be available on terms favorable to the Company or at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b) (c)	$109,608	$224,974	$1,622,736	$952,750	$2,910,068
Operating leases(d)	38,770	87,438	64,633	255,563	446,404
Purchase obligations(e)	40,428	23,897	—	—	64,325
Total contractual obligations	$188,806	$336,309	$1,687,369	$1,208,313	$3,420,797
_______________________________________________________________________________

(a)
The Company has excluded $49.1 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at December 31, 2018 consists of $1.4 billion bearing interest at fixed rates and $0.9 billion bearing interest at variable rates. The variable rate instruments consist of a $425.0 million MTCH Term Loan, a $261.3 million ANGI Term Loan and $260.0 million of outstanding borrowings under the MTCH Credit Facility. The MTCH Term Loan bears interest at LIBOR plus 2.50%, or 5.09%, at December 31, 2018. The ANGI Term Loan bears interest at LIBOR plus 1.50%, or approximately 4.00% at December 31, 2018. The outstanding borrowings under the MTCH Credit Facility bear interest at LIBOR plus 1.50%, or approximately 4.00% at December 31, 2018. The amount of interest ultimately paid on the MTCH and ANGI term loans, and the MTCH Credit Facility may differ based on changes in interest rates. For additional information on long-term debt arrangements, see "Note 7—Long-term Debt" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(c)
Subsequent to December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were repaid in full with a portion of the net proceeds from the 5.625% MTCH Senior Notes issued on February 15, 2019. The principal and interest related to the 5.625% MTCH Senior Notes are not included in the table above.

(d)
The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see "Note 13—Commitments and Contingencies" to the consolidated financial statements included in "Item 8—Consolidated Financial Statements and Supplementary Data."

(e)	The purchase obligations principally include web hosting commitments.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments(f)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Letters of credit and surety bonds	$449	$—	$—	$2,272	$2,721
_______________________________________________________________________________

(f)	Commercial commitments are funding commitments that could potentially require the Company to perform in the event of demands by third parties or contingent events.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of December 31, 2018.

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
Business Combinations and Contingent Consideration Arrangements
Acquisitions are an important part of the Company's growth strategy. The Company invested $243.3 million (including the value of ANGI Homeservices Class A common stock issued in connection with the acquisition of Handy), $912.1 million (including the value of ANGI Class A common stock issued in connection with the Combination) and $36.1 million in acquisitions in the years ended December 31, 2018, 2017 and 2016, respectively. The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on valuations that use information and assumptions provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the accompanying consolidated statement of operations.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is the Company's largest asset with a carrying value of $2.7 billion and $2.6 billion at December 31, 2018 and 2017, respectively. Indefinite-lived intangible assets, which consist of the Company's acquired trade names and trademarks, have a carrying value of $458.1 million and $459.1 million at December 31, 2018 and 2017, respectively.
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
For the Company's annual goodwill test at October 1, 2018, a qualitative assessment of the MTCH, ANGI, Vimeo, College Humor Media and BlueCrew reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:

•	MTCH's October 1, 2018 market capitalization of $15.7 billion exceeded its carrying value by approximately $15.1 billion and MTCH's strong operating performance.

•	ANGI's October 1, 2018 market capitalization of $10.7 billion exceeded its carrying value by approximately $9.6 billion and ANGI's strong operating performance.

•
The Company performed valuations of the Vimeo, College Humor Media and BlueCrew reporting units during 2018. These valuations were prepared primarily in connection with the issuance and/or settlement of equity awards that are denominated in the equity of these businesses. The valuations were prepared time proximate to, however, not as of, October 1, 2018. The fair value of each of these businesses was in excess of its October 1, 2018 carrying value.

The Company tests goodwill for impairment when it concludes that it is more likely than not that there may be an impairment. For the Company's annual goodwill test at October 1, 2018, the Company quantitatively tested the Desktop and Mosaic Group reporting units (included in the Applications segment). The Company's quantitative test indicated that the fair value of these reporting units is in excess of their respective carrying values; therefore, the goodwill of these reporting units is not impaired. The Company's Dotdash, Ask Media Group and The Daily Beast reporting units have no goodwill.
The aggregate goodwill balance for the reporting units for which the most recent estimate of fair value is less than 110% of their carrying values is approximately $265.1 million.
The annual or interim quantitative test of the recovery of goodwill involves a comparison of the estimated fair value of the Company's reporting unit that is being tested to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment equal to the excess is recorded.
The fair value of the Company's reporting units (except for MTCH and ANGI described above) is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which can be a significant factor in the decision to apply the qualitative screen. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's reporting units ranged from 12.5% to 15% in 2018 and 12.5% to 17.5% in 2017. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10.5% to 35% in 2018 and 11% to 16% in 2017, and the royalty rates used ranged from 0.75% to 8.0% in 2018 and 2% to 7% in 2017.
The aggregate indefinite-lived intangible asset balance for which the most recent estimate of fair value is less than 110% of their carrying values is approximately $131.3 million.
The 2018 annual assessment of goodwill did not identify any impairments. The 2018 annual assessment of indefinite-lived intangible assets identified impairment charges of $27.7 million and $1.1 million related to certain Desktop and College Humor Media indefinite-lived trade names, respectively. The indefinite-lived intangible asset impairment charge at Desktop was due to Google’s policy changes related to its Chrome browser which became effective on September 12, 2018 and have negatively impacted the distribution of our B2C downloadable desktop products. The impairment charge related to the B2C trade name was identified in our annual impairment assessment as of October 1, 2018 and reflects the projected reduction in profits and revenues and the resultant reduction in the assumed royalty rate from these policy changes. The impairment charges are included in "Amortization of intangibles" in the accompanying consolidated statement of operations.
The 2017 annual assessments did not identify any impairments.

While the 2016 annual assessment did not identify any material impairments, during the second quarter of 2016, the Company recorded an impairment charge equal to the entire $275.4 million at IAC Publishing. In connection with the Company's realignment of its reportable segments in the fourth quarter of 2018, $198.3 million and $77.0 million was allocated to the Dotdash and the Emerging & Other reportable segments, respectively, based upon their relative fair values as of October 1, 2018. In addition, amortization of intangibles was further impacted by the inclusion of impairment charges in 2016 of $9.0 million and $2.6 million related to certain Dictionary.com and Dotdash indefinite-lived trade names, respectively.
Recoverability and Estimated Useful Lives of Long-Lived Assets
We review the carrying value of all long-lived assets, comprising property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, the Company reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of property and equipment and definite-lived intangible assets is $492.1 million and $519.8 million at December 31, 2018 and 2017, respectively.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. At December 31, 2018 and 2017, the balance of the Company's net deferred tax asset is $41.2 million and $31.3 million, respectively.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2018 and 2017, the Company has unrecognized tax benefits, including interest and penalties, of $52.3 million and $39.7 million, respectively. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to reserves from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
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
At December 31, 2018, all of the Company’s international cash can be repatriated without significant tax consequences. The Company has not provided for approximately $1.0 million of foreign deferred taxes for the $103.1 million of the foreign cash earnings that is indefinitely reinvested outside the U.S. The Company reassesses its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the Company changes this intention. During the year ended December 31, 2018, international cash totaling $396.2 million was repatriated to the U.S.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act imposes a new minimum tax on GILTI earned by foreign subsidiaries beginning in 2018. The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity may make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company elects to recognize the tax on GILTI as a period expense in the period the tax is incurred.

Stock-Based Compensation
The Company recorded stock-based compensation expense of $238.4 million, $264.6 million and $104.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in stock-based compensation expense in 2018 and 2017 is $70.6 million and $122.1 million, respectively, related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. The Company estimated the fair value of stock options issued (including those modified in connection with the Combination) in 2018, 2017 and 2016 using a Black-Scholes option pricing model and, for those with a market condition, a lattice model. For stock options, including subsidiary denominated equity, the value of the stock option is measured at the grant date at fair value and expensed over the vesting term. The impact on stock-based compensation expense for the year ended December 31, 2018, assuming a 1% increase in the risk-free interest rate, a 10% increase in the volatility factor and a one-year increase in the weighted average expected term of the outstanding options would be an increase of $3.8 million, $17.5 million and $6.1 million, respectively. The Company also issues RSUs and performance-based RSUs. For RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying IAC common stock and expensed as stock-based compensation expense over the vesting term. For performance-based RSUs, the value of the instrument is measured at the grant date as the fair value of the underlying IAC common stock and expensed as stock-based compensation over the vesting term when the performance targets are considered probable of being achieved.
Investments in Debt and Equity Securities
Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company also invests in non-marketable debt securities as part of its investment strategy. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making this determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net. The carrying value of marketable debt securities at December 31, 2018 is $123.7 million and consist of treasury discount notes and commercial paper rated A1/P1 or better.
Equity Securities
The Company invests in equity securities as part of its investment strategy. Our equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of ASU No. 2016-01, following its adoption on January 1, 2018, with changes recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer; value is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. The Company reviews its equity securities for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. Once the qualitative indicators are identified and the fair value of the security is below the carrying value, the Company writes down the security to its fair value and records the corresponding charge within other income (expense), net. The carrying value of the Company’s equity securities without readily determinable fair values at December 31, 2018, is $235.1 million and is included in long-term investments in the accompanying consolidated balance sheet. During 2018, the Company recognized gross unrealized gains of $129.0 million related to the remeasurement of certain investments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In addition, during 2018, the Company recognized other-than-temporary impairments of $4.9 million related to equity securities without readily determinable fair values and $0.6 million related to an equity method investment. During 2017 and 2016, the Company recognized other-than-temporary impairments of $12.2 million and $10.7 million, respectively, related to cost and equity method investments.

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
The Company invests its excess cash in certain cash equivalents and marketable debt securities, which may consist of money market funds, treasury discount notes, commercial paper and time deposits, and short-to-medium-term debt securities issued by investment grade corporate issuers.
Based on the Company's total investment in marketable debt securities at December 31, 2018, a 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of these securities by $0.1 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of debt securities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. However, since almost all of the Company's cash and cash equivalents balance of $2.1 billion was invested in short-term fixed or variable rate money market instruments, the Company would also earn more (less) interest income due to such an increase (decrease) in interest rates.
At December 31, 2018, the Company's outstanding debt was $2.3 billion, of which $1.4 billion bears interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $58.2 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425 million MTCH Term Loan, the $261.3 million outstanding balance on the ANGI Term Loan, and the $260 million of outstanding borrowings under the MTCH Credit Facility bear interest at variable rates. The MTCH Term Loan bears interest at LIBOR plus 2.50%. As of December 31, 2018, the rate in effect was 5.09%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the MTCH Term Loan would increase or decrease by $4.3 million. The ANGI Term Loan bears interest at LIBOR plus 1.50%. As of December 31, 2018, the rate in effect was approximately 4.00%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Term Loan would increase or decrease by $2.6 million. The MTCH Credit Facility bears interest at LIBOR plus 1.50%. As of December 31, 2018, the rate in effect was approximately 4.00%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the MTCH Credit Facility would increase or decrease by $2.6 million.
Foreign Currency Exchange Risk
The Company conducts business in certain foreign markets, primarily in various jurisdictions within the European Union, and, as a result, is exposed to foreign exchange risk for both the Euro and British Pound ("GBP").
For the years ended December 31, 2018, 2017 and 2016, international revenue accounted for 34%, 30% and 26%, respectively, of our consolidated revenue. The Company has exposure to foreign currency exchange risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar. As a result, as foreign currency exchange rates fluctuate, the translation of the statement of operations of the Company's international businesses into U.S. dollars affects year-over-year comparability of operating results. The average GBP and Euro exchange rates strengthened against the U.S. dollar by approximately 4% and 5%, respectively, in 2018 compared to 2017.
The Company is also exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. The Company recorded foreign exchange gains of $5.3 million, losses of $16.8 million and gains of $34.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in GBP versus the U.S. dollar during 2018 and 2017 and the decrease in the GBP versus the U.S. dollar during 2016, following the Brexit vote on June 23, 2016, generated the majority of the Company's foreign currency exchange gains and losses in these years. The foreign exchange gains and losses are primarily related to a U.S. dollar denominated intercompany loan related to a 2016 acquisition in which the receivable is held by a foreign subsidiary with a GBP functional currency. The foreign exchange losses in 2017 and gains in 2016 were further impacted by U.S. dollar denominated cash, the majority of which is from the proceeds received in the PriceRunner sale in March 2016, held by a foreign subsidiary with a GBP functional currency. Subsequent to December 31, 2017, the Company moved this U.S. dollar denominated cash to a U.S. dollar functional currency entity.
Foreign currency exchange gains or losses historically have not been material to the Company. As a result, historically, the Company has not hedged foreign currency exposures. The continued growth and expansion of our international operations increases our exposure to foreign exchange rate fluctuations. Significant foreign exchange rate fluctuations, in the case of one currency or collectively with other currencies, could have a significant impact on our future results of operations.

Item 8.    Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC/InterActiveCorp
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of IAC/InterActiveCorp and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Updates

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the recognition, measurement, presentation and disclosure of certain equity securities due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Additionally, as discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for stock compensation in 2017 due to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

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

New York, New York
March 1, 2019

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2018	2017
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$2,131,632	$1,630,809
Marketable securities	123,665	4,995
Accounts receivable, net of allowance and reserves of $18,860 and $11,489, respectively	279,189	304,027
Other current assets	228,253	185,374
Total current assets	2,762,739	2,125,205

Property and equipment, net of accumulated depreciation and amortization	318,800	315,170
Goodwill	2,726,859	2,559,066
Intangible assets, net of accumulated amortization	631,422	663,737
Long-term investments	235,055	64,977
Deferred income taxes	64,786	66,321
Other non-current assets	134,924	73,334
TOTAL ASSETS	$6,874,585	$5,867,810

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	74,907	76,571
Deferred revenue	360,015	342,483
Accrued expenses and other current liabilities	434,886	366,924
Total current liabilities	883,558	799,728

Long-term debt, net	2,245,548	1,979,469
Income taxes payable	37,584	25,624
Deferred income taxes	23,600	35,070
Other long-term liabilities	66,807	38,229

Redeemable noncontrolling interests	65,687	42,867

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 262,303 and 260,624 shares, respectively, and outstanding 77,963 and 76,829 shares, respectively	262	261
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	12,022,387	12,165,002
Retained earnings	1,258,794	595,038
Accumulated other comprehensive loss	(128,722)	(103,568)
Treasury stock 194,708 and 194,163 shares, respectively	(10,309,612)	(10,226,721)
Total IAC shareholders' equity	2,843,125	2,430,028
Noncontrolling interests	708,676	516,795
Total shareholders' equity	3,551,801	2,946,823
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,874,585	$5,867,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Revenue	$4,262,892	$3,307,239	$3,139,882
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	911,146	651,008	755,730
Selling and marketing expense	1,519,440	1,381,221	1,247,097
General and administrative expense	774,079	719,257	530,446
Product development expense	309,329	250,879	212,765
Depreciation	75,360	74,265	71,676
Amortization of intangibles	108,399	42,143	79,426
Goodwill impairment	—	—	275,367
Total operating costs and expenses	3,697,753	3,118,773	3,172,507
Operating income (loss)	565,139	188,466	(32,625)
Interest expense	(109,327)	(105,295)	(109,110)
Other income (expense), net	305,746	(16,213)	60,650
Earnings (loss) before income taxes	761,558	66,958	(81,085)
Income tax (provision) benefit	(3,811)	291,050	64,934
Net earnings (loss)	757,747	358,008	(16,151)
Net earnings attributable to noncontrolling interests	(130,786)	(53,084)	(25,129)
Net earnings (loss) attributable to IAC shareholders	$626,961	$304,924	$(41,280)

Per share information attributable to IAC shareholders:
Basic earnings (loss) per share	$7.52	$3.81	$(0.52)
Diluted earnings (loss) per share	$6.59	$3.18	$(0.52)

Stock-based compensation expense by function:
Cost of revenue	$2,482	$1,881	$2,305
Selling and marketing expense	7,943	31,318	6,000
General and administrative expense	188,510	192,957	77,151
Product development expense	39,485	38,462	19,364
Total stock-based compensation expense	$238,420	$264,618	$104,820
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net earnings (loss)	$757,747	$358,008	$(16,151)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment	(31,411)	80,269	(43,126)
Change in unrealized gains and losses on available-for-sale securities (net of tax benefit of $3,846 and $884 in 2017 and 2016, respectively)	5	(4,026)	1,484
Total other comprehensive (loss) income	(31,406)	76,243	(41,642)
Comprehensive income (loss), net of tax	726,341	434,251	(57,793)
Components of comprehensive (income) loss attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(130,786)	(53,084)	(25,129)
Change in foreign currency translation adjustment attributable to noncontrolling interests	6,129	(13,797)	6,033
Change in unrealized gain and losses of available-for-sale securities attributable to noncontrolling interests	(1)	—	458
Comprehensive income attributable to noncontrolling interests	(124,658)	(66,881)	(18,638)
Comprehensive income (loss) attributable to IAC shareholders	$601,683	$367,370	$(76,431)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2018, 2017 and 2016

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
Years Ended December 31, 2018, 2017 and 2016

		IAC Shareholders' Equity

		Common Stock $.001 Par Value		Class B Convertible Common Stock $.001 Par Value		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Redeemable Noncontrolling Interests	$	Shares	$	Shares		Retained Earnings			Total IAC Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
		(In thousands)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in ANGI Homeservices	—	—	—	—	—	(11,216)	—	(7)	—	(11,223)	2,730	(8,493)
Purchase of exchangeable note hedge	—	—	—	—	—	(74,365)	—	—	—	(74,365)	—	(74,365)
Equity component of exchangeable debt issuance, net of deferred financing costs and deferred tax asset	—	—	—	—	—	71,158	—	—	—	71,158	—	71,158
Issuance of warrants	—	—	—	—	—	23,650	—	—	—	23,650	—	23,650
Other	(6,346)	—	—	—	—	148	—	—	—	148	879	1,027
Balance at December 31, 2017	$42,867	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	$(10,226,721)	$2,430,028	$516,795	$2,946,823
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	36,795	—	—	36,795	3,410	40,205
Net earnings	33,897	—	—	—	—	—	626,961	—	—	626,961	96,889	723,850
Other comprehensive loss, net of tax	(702)	—	—	—	—	—	—	(25,278)	—	(25,278)	(5,426)	(30,704)
Stock-based compensation expense	1,138	—	—	—	—	75,311	—	—	—	75,311	161,971	237,282
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,679	—	—	21,785	—	—	—	21,786	—	21,786
Purchase of treasury stock	—	—	—	—	—	—	—	—	(82,891)	(82,891)	—	(82,891)
Purchase of noncontrolling interests	(8,350)	—	—	—	—	—	—	—	—	—	(9,364)	(9,364)
Adjustment of redeemable noncontrolling interests to fair value	4,098	—	—	—	—	(4,098)	—	—	—	(4,098)	—	(4,098)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in Match Group	—	—	—	—	—	(342,592)	—	135	—	(342,457)	1,057	(341,400)
Issuance of ANGI Homeservices common stock pursuant to an acquisition, stock-based awards, net of withholding taxes, and impact to noncontrolling interests in ANGI Homeservices	—	—	—	—	—	106,215	—	(11)	—	106,204	34,502	140,706
Dividends paid to Match Group noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(105,126)	(105,126)
Noncontrolling interests created in acquisitions	2,261	—	—	—	—	—	—	—	—	—	14,307	14,307
Other	(9,522)	—	—	—	—	764	—	—	—	764	(339)	425
Balance at December 31, 2018	$65,687	$262	262,303	$16	16,157	$12,022,387	$1,258,794	$(128,722)	$(10,309,612)	$2,843,125	$708,676	$3,551,801
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$757,747	$358,008	$(16,151)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Stock-based compensation expense	238,420	264,618	104,820
Amortization of intangibles	108,399	42,143	79,426
Depreciation	75,360	74,265	71,676
Bad debt expense	48,445	28,930	17,733
Goodwill impairment	—	—	275,367
Deferred income taxes	(34,679)	(285,278)	(119,181)
Unrealized gains on equity securities, net	(124,170)	—	—
Gains from the sale of businesses and investments, net	(147,829)	(32,673)	(50,965)
Other adjustments, net	15,763	61,647	596
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(34,828)	(115,169)	1,283
Other assets	(44,557)	5,688	(12,808)
Accounts payable and other liabilities	53,555	(25,289)	(52,359)
Income taxes payable and receivable	27,034	655	8,998
Deferred revenue	49,468	39,154	35,803
Net cash provided by operating activities	988,128	416,699	344,238
Cash flows from investing activities:
Acquisitions, net of cash acquired	(64,496)	(146,553)	(18,403)
Capital expenditures	(85,634)	(75,523)	(78,039)
Proceeds from maturities and sales of marketable debt securities	333,600	114,350	252,369
Purchases of marketable debt securities	(449,676)	(29,891)	(313,943)
Investments in time deposits	—	—	(87,500)
Proceeds from maturities of time deposits	—	—	87,500
Net proceeds from the sale of businesses and investments	136,719	185,778	172,228
Purchases of investments	(52,980)	(9,106)	(12,565)
Other, net	9,027	2,994	11,215
Net cash (used in) provided by investing activities	(173,440)	42,049	12,862
Cash flows from financing activities:
Proceeds from issuance of IAC debt	—	517,500	—
Repurchases of IAC debt	(363)	(393,464)	(126,409)
Proceeds from issuance of Match Group debt	260,000	525,000	400,000
Principal payments on Match Group debt	—	(445,172)	(450,000)
Borrowing under ANGI Homeservices Term Loan	—	275,000	—
Principal payments on ANGI Homeservices Term Loan	(13,750)	—	—
Purchase of exchangeable note hedge	—	(74,365)	—
Proceeds from issuance of warrants	—	23,650	—
Debt issuance costs	(5,449)	(33,744)	(7,811)
Purchase of IAC treasury stock	(82,891)	(56,424)	(308,948)
Purchase of Match Group treasury stock	(133,455)	—	—
Proceeds from the exercise of IAC stock options	41,700	82,397	25,821
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	4,705	61,095	39,378
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(18,982)	(93,832)	(26,716)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	(237,564)	(264,323)	(29,830)
Purchase of Match Group stock-based awards	—	(272,459)	—
Dividends paid to Match Group noncontrolling interests	(105,126)	—	—
Purchase of noncontrolling interests	(16,063)	(15,439)	(2,740)
Acquisition-related contingent consideration payments	(185)	(27,289)	(2,180)
Other, net	(5,375)	(5,000)	(2,705)
Net cash used in financing activities	(312,798)	(196,869)	(492,140)
Total cash provided (used)	501,890	261,879	(135,040)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,887)	11,604	(6,434)
Net increase (decrease) in cash, cash equivalents, and restricted cash	500,003	273,483	(141,474)
Cash, cash equivalents, and restricted cash at beginning of period	1,633,682	1,360,199	1,501,673
Cash, cash equivalents, and restricted cash at end of period	$2,133,685	$1,633,682	$1,360,199
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
IAC has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish and OkCupid, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy, and also operates Vimeo, Dotdash and The Daily Beast, among many other online businesses.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
During the fourth quarter of 2018, the Company realigned its reportable segments as follows:

•	the Match Group, ANGI Homeservices and Applications segments remain unchanged;

•	Vimeo is now reported as its own segment (it was previously included in the Video segment, which has been eliminated);

•	Dotdash is now reported as its own segment (it was previously included in the Publishing segment, which has been eliminated); and

•
the Company's Other segment has been renamed, Emerging & Other, and the businesses previously included in the Video segment (other than Vimeo) and the Publishing segment (other than Dotdash) are now included in the Emerging & Other segment.

Match Group
Our Match Group segment consists of the businesses and operations of Match Group, Inc. ("Match Group" or "MTCH").
MTCH completed its initial public offering ("IPO") on November 24, 2015. At December 31, 2018, IAC’s economic and voting interest in MTCH were 81.1% and 97.6%, respectively.
MTCH is a leading provider of dating products available in over 40 languages to our users all over the world through applications and websites that we own and operate. MTCH operates a portfolio of dating brands, including Tinder, Match, PlentyOfFish, Meetic, OkCupid, OurTime, Pairs and Hinge, as well as a number of other brands, each designed to increase users likelihood of finding a meaningful connection. Through our portfolio of trusted brands, we provide tailored products to meet the varying preferences of our users.
ANGI Homeservices
Our ANGI Homeservices segment includes the North American (United States and Canada) and European businesses and operations of ANGI Homeservices Inc. ("ANGI"). On September 29, 2017, the Company's HomeAdvisor business and Angie's List Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc. (the "Combination"). At December 31, 2018, IAC’s economic and voting interest in ANGI were 83.9% and 98.1%, respectively.
ANGI connects millions of homeowners to home service professionals through its portfolio of digital home service brands, including HomeAdvisor®, Angie’s List® and Handy Technologies, Inc. ("Handy"). Combined, these leading marketplaces have collected more than 15 million reviews over the course of 20 years, allowing homeowners to research, match and connect on-demand to the largest network of service professionals online, through our mobile apps or by voice assistants.
On October 19, 2018, ANGI acquired Handy, a leading platform in the United States for connecting people looking for household services (primarily cleaning and handyman services) with top-quality, pre-screened independent service professionals. ANGI also owns and operates mHelpDesk, a provider of cloud-based field service software for small to mid-size businesses, primarily sold today to HomeAdvisor service professionals, and CraftJack. Prior to its sale on December 31, 2018, ANGI also operated Felix, a pay-per-call advertising service business. In addition to its market-leading U.S. operations, ANGI owns leading home services online marketplaces in France (Travaux), Germany (MyHammer), Netherlands (Werkspot), United

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Kingdom (MyBuilder Limited or "MyBuilder," acquired a controlling interest on March 24, 2017), Canada (HomeStars Inc. or "HomeStars," acquired a controlling interest on February 8, 2017) and Italy (Instapro), as well as operations in Austria (MyHammer).
Vimeo
Vimeo operates a global video platform for creative professionals, marketers and enterprises to connect with their audiences, customers and employees. Vimeo provides cloud-based software products to stream, host, distribute and monetize videos online and across devices, as well as premium video tools on a subscription basis. Vimeo also sells live streaming accessories.
Dotdash
Dotdash is a portfolio of digital brands providing expert information and inspiration in select vertical content categories.
Applications
Our Applications segment consists of our Desktop business and Mosaic Group (previously referred to as Mobile), our mobile business. Through these businesses, we are a leading provider of global, advertising-driven desktop and subscription-based mobile applications.
Through our Desktop business, we own and operate a portfolio of desktop browser applications that provide users with access to a wide variety of online content, tools and services. We provide users who download our desktop browser applications with new tab search services, as well as the option of default browser search services. We distribute our desktop browser applications to consumers free of charge on an opt-in basis directly through direct to consumer (primarily Chrome Web Store) and partnership distribution channels.
Through Mosaic Group, we are a leading provider of global subscription mobile applications. Mosaic Group consists of the following businesses that we own and operate: Apalon, iTranslate, acquired in March 2018, TelTech, acquired in October 2018, and Daily Burn, transferred from the Emerging & Other segment effective April 1, 2018.
Apalon is a leading mobile development company with one of the largest and most popular application portfolios worldwide. iTranslate develops and distributes applications that enable users to read, write, speak and learn foreign languages anywhere in the world. TelTech develops and distributes unique and innovative mobile communications applications that help protect consumer privacy. Daily Burn is a health and fitness property that provides streaming fitness and workout videos across a variety of platforms (including iOS, Android, Roku and other Internet-enabled television platforms).
Emerging & Other
Our Emerging & Other segment primarily includes:

•	Ask Media Group, a collection of websites providing general search services and information;

•	BlueCrew, an on-demand staffing platform that connects temporary workers with traditional blue-collar jobs in areas like warehouse, delivery and moving, data entry and customer service;

•	The Daily Beast, a website dedicated to news, commentary, culture and entertainment that publishes original reporting and opinion from its roster of full-time journalists and contributors;

•	College Humor Media, a provider of digital content, including its recently launched subscription only property, Dropout.tv; and

•
IAC Films, a provider of production and producer services for feature films, primarily for initial sale and distribution through theatrical releases and video-on-demand services in the United States and internationally.

•	For periods prior to their sales:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

◦	CityGrid, an advertising network that integrated local content and advertising for distribution to affiliated and third-party publishers across web and mobile platforms, sold December 31, 2018.

◦	Dictionary.com, an online and mobile dictionary and thesaurus service, sold November 13, 2018.

◦
Electus, including Notional, a provider of production and producer services for both unscripted and scripted television and digital content, primarily for initial sale and distribution in the United States, sold October 29, 2018.

◦	The Princeton Review, a provider of educational test preparation, academic tutoring and college counseling services, sold on March 31, 2017.

◦	ShoeBuy, an Internet retailer of footwear and related apparel and accessories, sold December 30, 2016.

◦	ASKfm, a questions and answers social network, sold June 30, 2016.

◦	PriceRunner, a shopping comparison website, sold March 18, 2016.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").
The consolidated financial statements include the accounts of the Company, all entities that are wholly-owned by the Company and all entities in which the Company has a controlling financial interest. Intercompany transactions and accounts have been eliminated.
Accounting for Investments and Equity Securities
Investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet. At December 31, 2018, the Company did not have any investments accounted for using the equity method.
Investments in equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer; value is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. The Company reviews its equity securities for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the security is below the carrying value, the Company writes down the security to its fair value and records the corresponding charge within other income (expense), net. See "Accounting Pronouncements adopted by the Company" below for further information.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Recognition
The Company adopted the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. See "Accounting Pronouncements adopted by the Company" below for further information.
The Company accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the year ended December 31, 2018, the Company recognized expense of $355.3 million related to the amortization of these costs. The current and non-current contract asset balances at December 31, 2018 are $69.8 million and $4.5 million, respectively. The current and non-current contract assets are included in "Other current assets" and "Other non-current assets," respectively, in the accompanying consolidated balance sheet.
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
Match Group
Match Group revenue is primarily derived directly from users in the form of recurring subscriptions. Subscription revenue is presented net of credits and credit card chargebacks. Subscribers pay in advance, primarily by credit card or through mobile app stores, and, subject to certain conditions identified in our terms and conditions, generally all purchases are final and nonrefundable. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period, which generally ranges from one to six months. Revenue is also earned from online advertising, the purchase of à la carte features and offline events. Online advertising revenue is recognized when an advertisement is displayed. Revenue from the purchase of à la carte features is recognized based on usage. Revenue associated with offline events is recognized when each event occurs.
ANGI Homeservices
ANGI revenue is primarily derived from (i) consumer connection revenue, which comprises fees paid by HomeAdvisor service professionals for consumer matches (regardless of whether the service professional ultimately provides the requested service) and booking fees from completed jobs sourced through the Handy platform, and (ii) membership subscription fees paid by HomeAdvisor service professionals. Consumer connection revenue varies based upon several factors, including the service requested, product experience offered and geographic location of service. The Company’s consumer connection revenue is generated and recognized when an in-network service professional is delivered a consumer match or when a job sourced through the Handy platform is completed. Membership subscription revenue from service professionals is initially deferred and is recognized using the straight-line method over the applicable subscription period, which is typically one year. Consumer connection revenue is generally billed one week following a consumer match, with payment due upon receipt of invoice or collected when a consumer schedules a job through the Handy platform. The Company maintains revenue reserves for potential credits for services provided by Handy service professionals to consumers.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vimeo
Vimeo revenue is derived primarily from annual and monthly SaaS subscription fees paid by creators for premium capabilities and, to a lesser extent, sales of live streaming hardware, software and professional services. Subscription revenue is recognized over the terms of the applicable subscription period, which are typically one month or one year.
Dotdash
Dotdash revenue consists principally of digital advertising revenue and affiliate commerce commission revenue. Digital advertising revenue is generated primarily through digital display advertisements sold directly and through programmatic advertising networks. Affiliate commerce commission revenue is generated when Dotdash refers users to commerce partner websites resulting in a purchase or transaction.
Applications
Desktop revenue largely consists of advertising revenue generated principally through the display of paid listings in response to search queries. The substantial majority of the paid listings displayed by our Desktop businesses is supplied to us by Google Inc. ("Google") pursuant to our services agreement with Google. Pursuant to this agreement, those of our Desktop businesses that provide search services transmit search queries to Google, which in turn transmits a set of relevant and responsive paid listings back to these businesses for display in search results. This ad-serving process occurs independently of, but concurrently with, the generation of algorithmic search results for the same search queries. Google paid listings are displayed separately from algorithmic search results and are identified as sponsored listings on search results pages. Paid listings are priced on a price per click basis and when a user submits a search query through one of our Desktop businesses and then clicks on a Google paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with us. The Company recognizes paid listing revenue from Google when it delivers the user's click. In cases where the user’s click is generated due to the efforts of a third-party distributor, we recognize the amount due from Google as revenue and record a revenue share or other payment obligation to the third-party distributor as traffic acquisition costs.
To a lesser extent, Desktop revenue also includes fees related to subscription downloadable desktop applications as well as display advertisements. Fees related to subscription downloadable desktop applications are generally recognized over the term of the applicable subscription period, which is primarily one or two years. Fees related to display advertisements are recognized when an advertisement is displayed.
Mosaic Group revenue consists primarily of fees related to subscription downloadable mobile applications distributed through the Apple App and Google Play stores, as well as display advertisements. Fees related to subscription downloadable mobile applications are generally recognized at the time of the sale when the software license is delivered. To the extent updates or maintenance is required or expected, revenue is recognized over the term of the applicable subscription period, which is primarily one or two years. Fees related to display advertisements are recognized when an advertisement is displayed.
Emerging & Other
Revenue of Ask Media Group consists principally of advertising revenue, which is generated primarily through the display of paid listings in response to search queries and display advertisements (sold directly and through programmatic ad sales). The majority of the paid listings displayed are supplied to us by Google in the manner, and pursuant to the services agreement with Google, described above under "Applications."
The Daily Beast revenue consists of advertising revenue, which is generated primarily through display advertisements (sold directly and through programmatic ad sales).
BlueCrew revenue consists of service revenue, which is generated through staffing temporary workers and recognized as control of the promised services is transferred to our customers.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue of College Humor Media and IAC Films is generated primarily through media production and distribution and advertising. Production revenue is recognized when control is transferred to the customer to broadcast or exhibit, and advertising revenue is recognized when an advertisement is displayed or over the advertising period.
Accounts Receivables, Net of Allowance for Doubtful Accounts and Revenue Reserves
Accounts receivable include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance for doubtful accounts is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the specific customer’s ability to pay its obligation. The time between the Company issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date. The Company also maintains allowances to reserve for potential credits issued to consumers or other revenue adjustments. The amounts of these reserves are based primarily upon historical experience.
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The deferred revenue balance at January 1, 2018 is $332.2 million. During the year ended December 31, 2018, the Company recognized $330.2 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The current and non-current deferred revenue balances at December 31, 2018 are $360.0 million and $1.7 million, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds, treasury discount notes, commercial paper rated A1/P1 or better, time deposits and certificates of deposit. Internationally, cash equivalents primarily consist of AAA rated government money market funds and time deposits.
Investments in Debt Securities
The Company invests in marketable debt securities with active secondary or resale markets to ensure portfolio liquidity to fund current operations or satisfy other cash requirements as needed. Marketable debt securities are adjusted to fair value each quarter, and the unrealized gains and losses, net of tax, are included in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The specific-identification method is used to determine the cost of debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. The Company also invests in non-marketable debt securities as part of its investment strategy. We review our debt securities for impairment each reporting period. The Company recognizes an unrealized loss on debt securities in net earnings when the impairment is determined to be other-than-temporary. Factors we consider in making such determination include the duration, severity and reason for the decline in value and the potential recovery and our intent to sell the debt security. We also consider whether we will be required to sell the security before recovery of its amortized cost basis and whether the amortized cost basis cannot be recovered because of credit losses. If an impairment is considered to be other-than-temporary, the debt security will be written down to its fair value and the loss will be recognized within other income (expense), net. At December 31, 2018, marketable debt securities consist of treasury discount notes and commercial paper rated A1/P1 or better.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2018, 2017 and 2016, consolidated revenue earned from Google was $825.2 million, $740.7 million and $824.4 million, representing 19%, 22% and 26%, respectively, of the Company's consolidated revenue. A meaningful portion of this revenue is attributable to the service agreement with Google and earned by the Desktop business within the Applications segment and the Ask Media Group within the Emerging & Other segment. For the years ended December 31, 2018, 2017 and 2016, revenue earned from Google represents 73%, 83% and 87% of Applications revenue and 94%, 96% and 96% of Ask Media Group revenue (and 68%, 48% and 35% of Emerging & Other revenue), respectively. Accounts receivable related to revenue earned from Google totaled $69.1 million and $72.4 million at December 31, 2018 and 2017, respectively.
The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. Google’s policy changes related to its Chrome browser became effective on September 12, 2018 and negatively impacted the distribution of our business-to-consumer ("B2C") desktop products. The impact of these changes on revenue and profits in 2018 were modest as the Company optimized marketing spend in anticipation of the changes. However, we expect these changes to reduce revenue and profits of the Desktop business in the future, which among other reasons led to a $27.7 million impairment of the related indefinite-lived intangible asset in the fourth quarter of 2018. See "Note 21—Subsequent Events (Unaudited)" for a discussion of the Company's amended services agreement with Google entered into on February 11, 2019.
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
The Company capitalizes certain internal use software costs including external direct costs utilized in developing or obtaining the software and compensation for personnel directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases when the project is substantially complete and ready for its intended purpose. The net book value of capitalized internal use software is $58.1 million and $46.4 million at December 31, 2018 and 2017, respectively.
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. The fair value of these intangible assets is based on valuations that use information and assumptions

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided by management. The excess purchase price over the net tangible and identifiable intangible assets is recorded as goodwill and is assigned to the reporting unit(s) that is expected to benefit from the combination as of the acquisition date.
In connection with certain business combinations, the Company has entered into contingent consideration arrangements that are determined to be part of the purchase price. Each of these arrangements is initially recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The contingent consideration arrangements are generally based upon earnings performance and/or operating metrics. The Company determines the fair value of the contingent consideration arrangements using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the consolidated financial statements. Significant changes in forecasted earnings or operating metrics would result in a significantly higher or lower fair value measurement. The changes in the remeasured fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in "General and administrative expense" in the accompanying consolidated statement of operations. See "Note 6—Financial Instruments" for a discussion of contingent consideration arrangements.
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset below its carrying value.
When the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of the reporting unit is determined. If the carrying value of the reporting unit exceeds its fair value, an impairment equal to the excess is recorded.
For the Company's annual goodwill test at October 1, 2018, a qualitative assessment of the MTCH, ANGI, Vimeo, College Humor Media and BlueCrew reporting units' goodwill was performed because the Company concluded it was more likely than not that the fair value of these reporting units was in excess of their respective carrying values. The primary factors that the Company considered in its qualitative assessment for each of these reporting units are described below:

•	MTCH's October 1, 2018 market capitalization of $15.7 billion exceeded its carrying value by approximately $15.1 billion and MTCH's strong operating performance.

•	ANGI's October 1, 2018 market capitalization of $10.7 billion exceeded its carrying value by approximately $9.6 billion and ANGI's strong operating performance.

•
The Company performed valuations of the Vimeo, College Humor Media and BlueCrew reporting units during 2018. These valuations were prepared primarily in connection with the issuance and/or settlement of equity grants that are denominated in the equity of these businesses. The valuations were prepared time proximate to, however, not as of, October 1, 2018. The fair value of each of these businesses was in excess of its October 1, 2018 carrying value.

The Company tests goodwill for impairment when it concludes that it is more likely than not that there may be an impairment. For the Company's annual goodwill test at October 1, 2018, the Company quantitatively tested the Desktop and Mosaic Group reporting units (included in the Applications segment). The Company's quantitative test indicated that the fair value of these reporting units are in excess of their respective carrying values; therefore, the goodwill of these reporting units are not impaired. The Company's Dotdash, Ask Media Group and The Daily Beast reporting units have no goodwill.
The aggregate goodwill balance for the reporting units for which the most recent estimate of fair value is less than 110% of their carrying values is approximately $265.1 million.
The fair value of the Company's reporting units (except for MTCH and ANGI described above) is determined using both an income approach based on discounted cash flows ("DCF") and a market approach when it tests goodwill for impairment, either on an interim basis or annual basis as of October 1 each year. The Company uses the same approach in determining the fair value of its businesses in connection with its non-public subsidiary denominated stock-based compensation plans, which

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

can be a significant factor in the decision to apply the qualitative screen. Determining fair value using a DCF analysis requires the exercise of significant judgment with respect to several items, including the amount and timing of expected future cash flows and appropriate discount rates. The expected cash flows used in the DCF analyses are based on the Company's most recent forecast and budget and, for years beyond the budget, the Company's estimates, which are based, in part, on forecasted growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors. The discount rates used in the quantitative test for determining the fair value of the Company's reporting units ranged from 12.5% to 15% in 2018 and 12.5% to 17.5% in 2017. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors. While a primary driver in the determination of the fair values of the Company's reporting units is the estimate of future revenue and profitability, the determination of fair value is based, in part, upon the Company's assessment of macroeconomic factors, industry and competitive dynamics and the strategies of its businesses in response to these factors.
While the Company has the option to qualitatively assess whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values, the Company's policy is to determine the fair value of each of its indefinite-lived intangible assets annually as of October 1. The Company determines the fair value of indefinite-lived intangible assets using an avoided royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license the Company's trade names and trademarks. Assumptions used in the avoided royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in the Company's annual indefinite-lived impairment assessment ranged from 10.5% to 35% in 2018 and 11% to 16% 2017, and the royalty rates used ranged from 0.75% to 8.0% in 2018 and 2% to 7% in 2017.
The aggregate indefinite-lived intangible asset balance for which the most recent estimate of fair value is less than 110% of their carrying values is approximately $131.3 million.
The 2018 annual assessment of goodwill did not identify any impairments. The 2018 annual assessment of indefinite-lived intangible assets identified impairment charges of $27.7 million and $1.1 million related to certain Desktop and College Humor Media indefinite-lived trade names, respectively. The indefinite-lived intangible asset impairment charge at Desktop was due to Google’s policy changes related to its Chrome browser which became effective on September 12, 2018 and have negatively impacted the distribution of our B2C downloadable desktop products. The impairment charge related to the B2C trade name was identified in our annual impairment assessment as of October 1, 2018 and reflects the projected reduction in profits and revenues and the resultant reduction in the assumed royalty rate from these policy changes. The impairment charges are included in "Amortization of intangibles" in the accompanying consolidated statement of operations.
The 2017 annual assessments of goodwill and indefinite-lived intangible assets did not identify any impairments.
While the 2016 annual assessment did not identify any material impairments, during the second quarter of 2016, the Company recorded an impairment charge equal to the entire $275.4 million at IAC Publishing. In connection with the Company's realignment of its reportable segments in the fourth quarter of 2018, $198.3 million and $77.0 million was allocated to the Dotdash and the Emerging & Other reportable segments, respectively, based upon their relative fair values as of October 1, 2018. In addition, amortization of intangibles was further impacted by the inclusion of impairment charges in 2016 of $9.0 million and $2.6 million related to certain Dictionary.com and Dotdash indefinite-lived trade names, respectively. The goodwill impairment charges at IAC Publishing was driven by the impact from the Google contract, traffic trends and monetization challenges and the corresponding impact on the then estimate of fair value. The expected cash flows used in the IAC Publishing DCF analysis were based on the Company's most recent forecast for the second half of 2016 and each of the years in the forecast period, which were updated to include the effects of the Google contract, traffic trends and monetization challenges and the cost savings from our restructuring efforts. For years beyond the forecast period, the Company's estimated cash flows

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were based on forecasted growth rates. The discount rate used in the DCF analysis reflected the risks inherent in the expected future cash flows of the IAC Publishing reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value of the IAC Publishing reporting unit. To determine a peer group of companies for IAC Publishing, we considered companies relevant in terms of business model, revenue profile, margin and growth characteristics and brand strength. The indefinite-lived intangible asset impairment charges related to certain trade names and trademarks and were due to reduced level of revenue and profits, which, in turn, also led to a reduction in the assumed royalty rates for these assets. The royalty rates used to value the trade names that were impaired ranged from 2% to 6% and the discount rate that was used reflected the risks inherent in the expected future cash flows of the trade names and trademarks. The impairment charge is included in "Amortization of intangibles" in the accompanying consolidated statement of operations.
The Company’s operating segments are MTCH, ANGI, Vimeo, Dotdash and Applications, which are also reportable segments, and within its Emerging & Other reportable segment, Ask Media Group, BlueCrew, The Daily Beast, College Humor Media and IAC Films. The Company’s reporting units are consistent with its operating segments, with the exception of Desktop and Mosaic Group, which are separate reporting units within the Applications operating segment. Goodwill is tested for impairment at the reporting unit level. See "Note 12—Segment Information" for additional information regarding the Company's method of determining operating and reportable segments.
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

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities. See "Note 6—Financial Instruments" for a discussion of fair value measurements made using Level 3 inputs.

The Company's non-financial assets, such as goodwill, intangible assets and property and equipment are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Traffic Acquisition Costs
Traffic acquisition costs consist of (i) the amortization of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases and (ii) payments made to partners who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. These payments include amounts based on revenue share and other arrangements. The Company expenses these payments in the period incurred as a component of cost of revenue.
Advertising Costs
Advertising costs are expensed in the period incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, social media sites and third parties that distribute our B2C downloadable applications, offline marketing, which is primarily television advertising, and partner-related payments to those who direct traffic to the brands within our MTCH and ANGI segments. Advertising expense is $1.2 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company capitalizes and amortizes the costs associated with certain distribution arrangements that require it to pay a fee per access point delivered. These access points are generally in the form of downloadable applications associated with our direct-to consumer operations. These fees are amortized over the estimated useful lives of the access points to the extent the Company can reasonably estimate a probable future economic benefit and the period over which such benefit will be realized (generally 18 months). Otherwise, the fees are charged to expense as incurred.
Legal Costs
Legal costs are expensed as incurred.
Income Taxes
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. The Company records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax expense.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act imposes a new minimum tax on global intangible low-taxed income ("GILTI") earned by foreign subsidiaries beginning in 2018. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity may make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company elects to recognize the tax on GILTI as a period expense in the period the tax is incurred.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation and Transaction Gains and Losses
The financial position and operating results of foreign entities whose primary economic environment is based on their local currency are consolidated using the local currency as the functional currency. These local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of other income (expense), net. See "Note 17—Consolidated Financial Statement Details" for additional information regarding foreign currency exchange gains and losses.
Translation gains and losses relating to foreign entities that are liquidated or substantially liquidated are reclassified out of accumulated other comprehensive income (loss) into earnings. Such losses totaled $0.1 million and gains totaled $0.7 million and $9.9 million during the years ended December 31, 2018, 2017 and 2016, respectively, and were included in "Other income (expense), net" in the accompanying consolidated statement of operations.
Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See "Note 11—Stock-based Compensation" for a discussion of the Company's stock-based compensation plans.
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
In connection with the acquisition of certain subsidiaries, management of these businesses has retained an ownership interest. The Company is party to fair value put and call arrangements with respect to these interests. These put and call arrangements allow management of these businesses to require the Company to purchase their interests or allow the Company to acquire such interests at fair value, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. These put and call arrangements become exercisable by the Company and the counter-party at various dates in the future. Two of these arrangements were exercised during both the years ended December 31, 2018 and 2017 and one of these arrangements was exercised during the year ended December 31, 2016. These put arrangements are exercisable by the counter-party outside the control of the Company. Accordingly, to the extent that the fair value of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. During the years ended December 31, 2018, 2017 and 2016, the Company recorded adjustments of $4.1 million, $6.3 million and $7.9 million, respectively, to increase these interests to fair value. Fair value determinations require high levels of judgment and are based on various valuation techniques, including market comparables and discounted cash flow projections.
Recent Accounting Pronouncements
Accounting Pronouncements adopted by the Company
ASU No. 2014-09, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, which superseded nearly all previous revenue recognition guidance. The Company adopted ASU No. 2014-09 effective January 1, 2018 using the modified retrospective transition method for open contracts as of the date of initial application. The cumulative effect to the Company's retained earnings at January 1, 2018 was an increase of $40.2 million, of which $3.4 million was related to the noncontrolling interest in ANGI; the adjustment to retained earnings was principally related to the Company’s ANGI and Applications segments.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company's disaggregated revenue disclosures are presented in "Note 12—Segment Information."

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the impact of the adoption of ASU No. 2014-09 by segment under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as reported, and ASC 605, Revenue Recognition, for the year ended December 31, 2018.

	Under ASC 606 (as reported)	Under ASC 605	Effect of adoption of ASU No. 2014-09
	(In thousands)
Revenue by segment:
Match Group	$1,729,850	$1,729,850	$—
ANGI Homeservices	1,132,241	1,132,241	—
Vimeo	159,641	160,931	(1,290)
Dotdash	130,991	130,991	—
Applications	582,287	581,492	795
Emerging & Other	528,250	528,250	—
Inter-segment eliminations	(368)	(368)	—
Total	$4,262,892	$4,263,387	$(495)

Operating costs and expenses by segment:
Match Group	$1,176,556	$1,176,556	$—
ANGI Homeservices	1,068,335	1,073,275	(4,940)
Vimeo	195,235	196,212	(977)
Dotdash	112,213	112,213	—
Applications	487,453	484,644	2,809
Emerging & Other	498,286	498,286	—
Corporate	159,675	159,675	—
Total	$3,697,753	$3,700,861	$(3,108)

Operating income (loss) by segment:
Match Group	$553,294	$553,294	$—
ANGI Homeservices	63,906	58,966	4,940
Vimeo	(35,594)	(35,281)	(313)
Dotdash	18,778	18,778	—
Applications	94,834	96,848	(2,014)
Emerging & Other	29,964	29,964	—
Corporate	(160,043)	(160,043)	—
Total	$565,139	$562,526	$2,613

Net earnings	$757,747	$755,741	$2,006
ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, which updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under ASU No. 2016-01, equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, will be measured at fair value with changes in fair

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value recognized in the statement of operations each reporting period. ASU No. 2016-01 is effective for reporting periods beginning after December 15, 2017. There was no cumulative impact to the Company's consolidated financial statements upon adoption of ASU No. 2016-01 on January 1, 2018. The adoption of ASU No. 2016-01 increases the volatility of the Company's other income (expense), net as a result of the remeasurement of these instruments. For the year ended December 31, 2018, other income (expense), net includes net unrealized gains related to certain equity securities that were adjusted to fair value in the second quarter of 2018 in accordance with ASU No. 2016-01 of $126.4 million. See "Note 6—Financial Instruments" for additional information.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$2,131,632	$1,630,809	$1,329,187	$1,481,447
Restricted cash included in other current assets	1,633	2,873	20,464	126
Restricted cash included in other assets	420	—	10,548	20,100
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$2,133,685	$1,633,682	$1,360,199	$1,501,673
Restricted cash at December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
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
Restricted cash at December 31, 2015 primarily includes the repurchase of IAC Senior Notes.
ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, which clarifies the accounting for implementation costs in a cloud computing arrangement that is a services contract to follow the internal-use software guidance of ASC 350-40, Intangibles - Goodwill and Other, Internal-use Software. The provisions of ASU No. 2018-15 are effective for reporting periods beginning after December 15, 2019, including interim periods and early adoption is permitted, including adoption in any interim period. The provisions of ASU No. 2018-15 may be adopted prospectively to all implementation costs incurred after the date of

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption or retrospectively. The Company early adopted the provisions of ASU No. 2018-15 on October 1, 2018 prospectively and the adoption of this standard did not have material impact on its consolidated financial statements.
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
The Company is not a lessor, has no capitalized leases and does not expect to enter into any capitalized leases prior to the adoption of ASU No. 2016-02. Accordingly, the Company does not expect the amount or classification of rent expense in its statement of operations to be affected by the adoption of ASU No. 2016-02. The primary effect of the adoption of ASU No. 2016-02 will be the recognition of a right of use asset and related lease liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-02.
The adoption of ASU No. 2016-02 will not have an impact on the leverage calculation set forth in any of the agreements governing the outstanding debt of the Company or its MTCH and ANGI subsidiaries, or our credit agreement or the credit agreement of MTCH and ANGI because, in each circumstance, the leverage calculations are not affected by the lease liability that will be recorded upon adoption of the new standard.
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
Development of the selected software solution by the third-party vendor is ongoing. While significant progress has been made, certain key deliverables remain, which the Company expects to be delivered in March 2019. The Company's ability to adopt ASU No. 2016-02 in an efficient and effective manner is contingent upon the delivery and testing of these remaining deliverables. The Company has been able to develop a preliminary estimate of the impact of the adoption of ASU No. 2016-02 through the use of the third-party software solution, supplemented by our user acceptance testing. This preliminary estimate is that a $160 million right of use asset and related lease liability will be recognized on the Company's consolidated balance sheet upon adoption. The Company does not expect a material impact on its results of operations or cash flows.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
U.S. and foreign earnings (loss) before income taxes and noncontrolling interests are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
U.S.	$630,417	$(52,606)	$(248,433)
Foreign	131,141	119,564	167,348
Total	$761,558	$66,958	$(81,085)
The components of the income tax provision (benefit) are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current income tax provision (benefit):
Federal	$(2,849)	$(31,844)	$23,343
State	2,569	1,964	3,662
Foreign	38,770	24,108	27,242
Current income tax provision (benefit)	38,490	(5,772)	54,247

Deferred income tax provision (benefit):
Federal	(21,792)	(255,477)	(100,798)
State	172	(28,364)	(9,518)
Foreign	(13,059)	(1,437)	(8,865)
Deferred income tax benefit	(34,679)	(285,278)	(119,181)
Income tax provision (benefit)	$3,811	$(291,050)	$(64,934)
The tax provision for the year ended December 31, 2018 includes a $143.3 million benefit for excess tax deductions attributable to stock-based compensation. Of this amount, $142.2 million reduced income taxes payable and $1.1 million increased the deferred tax asset for net operating losses ("NOLs"). The deferred tax asset for NOLs was increased by $361.8 million for the year ended December 31, 2017 for excess tax deductions attributable to stock-based compensation. The related income tax benefit was recorded as a component of the deferred income tax benefit. The current income tax payable was reduced by $51.8 million for the year ended December 31, 2016 for excess tax deductions attributable to stock-based compensation. For the year ended December 31, 2016, the related income tax benefits were recorded as increases to additional paid-in capital.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes receivable (payable) and deferred tax assets (liabilities) are included in the following captions in the accompanying consolidated balance sheet at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Income taxes receivable (payable):
Other current assets	$10,132	$33,239
Other non-current assets	11,401	1,949
Accrued expenses and other current liabilities	(12,745)	(11,798)
Income taxes payable	(37,584)	(25,624)
Net income taxes payable	$(28,796)	$(2,234)

Deferred tax assets (liabilities):
Other non-current assets	$64,786	$66,321
Deferred income taxes	(23,600)	(35,070)
Net deferred tax assets	$41,186	$31,251
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Accrued expenses	$23,525	$22,234
NOL carryforwards	291,639	292,812
Tax credit carryforwards	89,397	78,715
Stock-based compensation	82,698	77,976
Other	30,106	42,331
Total deferred tax assets	517,365	514,068
Less valuation allowance	(115,853)	(132,598)
Net deferred tax assets	401,512	381,470

Deferred tax liabilities:
Investment in subsidiaries	(238,650)	(247,167)
Intangibles	(77,669)	(87,811)
Fair value investment	(22,927)	—
Other	(21,080)	(15,241)
Total deferred tax liabilities	(360,326)	(350,219)
Net deferred tax assets	$41,186	$31,251
At December 31, 2018, the Company has federal and state NOLs of $856.0 million and $698.7 million, respectively. If not utilized, $13.9 million of federal NOLs can be carried forward indefinitely, and the remainder will expire at various times primarily between 2023 and 2037, and the state NOLs, if not utilized, will expire at various times between 2019 and 2038.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal and state NOLs of $569.9 million and $350.4 million, respectively, can be used against future taxable income without restriction and the remaining NOLs will be subject to limitations under Section 382 of the Internal Revenue Code, separate return limitations, and applicable state law. At December 31, 2018, the Company has foreign NOLs of $383.4 million available to offset future income. Of these foreign NOLs, $352.0 million can be carried forward indefinitely and $31.4 million will expire at various times between 2019 and 2038. During 2018, the Company recognized tax benefits related to NOLs of $9.5 million.
At December 31, 2018, the Company has tax credit carryforwards of $105.4 million. Of this amount, $53.2 million relates to credits for foreign taxes, $48.3 million relates to credits for research activities and $3.9 million relates to various other credits. Of these credit carryforwards, $24.2 million can be carried forward indefinitely and $81.2 million will expire between 2019 and 2038.
The Company regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience.
During 2018, the Company's valuation allowance decreased by $16.7 million primarily due to a decrease in foreign tax credits subject to valuation allowance and the realization of previously unbenefited capital losses. At December 31, 2018, the Company has a valuation allowance of $115.9 million related to the portion of tax loss carryforwards, foreign tax credits and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision (benefit) to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Income tax provision (benefit) at the federal statutory rate of 21% (35% for 2017 and 2016)	$159,927	$23,435	$(28,446)
State income taxes, net of effect of federal tax benefit	14,887	86	(3,880)
Stock-based compensation	(129,654)	(358,901)	3,998
Realization of certain deferred tax assets	(13,200)	(3,133)	—
Transition tax	(9,190)	62,667	—
Deferred tax adjustment for enacted changes in tax laws and rates	(7,488)	705	(4,594)
Research credit	(4,023)	(5,304)	(2,231)
Foreign income taxed at a different statutory tax rate	(3,206)	(14,725)	(27,115)
Non-taxable sale and non-deductible goodwill associated with ShoeBuy	—	—	(13,142)
Goodwill impairment of Dotdash and Emerging & Other	—	—	10,649
Non-deductible impairments for certain cost method investments	—	2,669	3,489
Other, net	(4,242)	1,451	(3,662)
Income tax provision (benefit)	$3,811	$(291,050)	$(64,934)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including penalties but excluding interest, is as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1	$36,732	$38,372	$40,808
Additions based on tax positions related to the current year	10,334	2,050	2,033
Additions for tax positions of prior years	4,716	1,994	2,676
Reductions for tax positions of prior years	(400)	(3,761)	(743)
Settlements	—	—	(5,107)
Expiration of applicable statutes of limitations	(2,507)	(1,923)	(1,295)
Balance at December 31	$48,875	$36,732	$38,372
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Included in the income tax provision for the years ended December 31, 2018, 2017 and 2016 is a $0.3 million expense, $0.1 million benefit and $0.4 million expense, respectively, net of related deferred taxes of $0.1 million, less than $0.1 million and $0.2 million, respectively, for interest on unrecognized tax benefits. At December 31, 2018 and 2017, the Company has accrued $3.4 million and $3.0 million, respectively, for the payment of interest. At December 31, 2018 and 2017, the Company has accrued $1.4 million and $1.7 million, respectively, for penalties.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2016. The statute of limitations for the years 2010 through 2015 has been extended to December 31, 2019. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At December 31, 2018 and 2017, unrecognized tax benefits, including interest and penalties, were $52.3 million and $39.7 million, respectively. If unrecognized tax benefits at December 31, 2018 are subsequently recognized, $49.1 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2017 was $37.2 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $21.6 million by December 31, 2019, due to expirations of statutes of limitations or other settlements; $21.6 million of which would reduce the income tax provision.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 ("Transition Tax") and implemented a number of changes that took effect on January 1, 2018, including but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21% and a new minimum tax on GILTI earned by foreign subsidiaries. The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized this calculation, which resulted in a $9.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits and a reduction in state taxes, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on recently issued IRS guidance. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

118"), which was issued and adopted by the Company in March 2018. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.
At December 31, 2018, all of the Company’s international cash can be repatriated without significant tax consequences. The Company has not provided for approximately $1.0 million of foreign deferred taxes for the $103.1 million of the foreign cash earnings that is indefinitely reinvested outside the U.S. The Company reassesses its intention to remit or permanently reinvest these cash earnings each reporting period; any required adjustment to the income tax provision would be reflected in the period that the Company changes this intention.
NOTE 4—BUSINESS COMBINATION
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
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information in the table below presents the combined results of the Company and Angie's List as if the Combination had occurred on January 1, 2016. The unaudited pro forma financial information includes

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments required under the acquisition method of accounting and is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the Combination actually occurred on January 1, 2016. For the year ended December 31, 2017, pro forma adjustments include (i) reductions in stock-based compensation expense of $77.1 million and transaction related costs of $34.1 million because they are one-time in nature and will not have a continuing impact on operations; and (ii) an increase in amortization of intangibles of $31.9 million. The stock-based compensation expense is related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination. The transaction related costs include severance and retention costs of $19.8 million related to the Combination. For the year ended December 31, 2016, pro forma adjustments include a reduction in revenue of $34.1 million due to the write-off of deferred revenue at the assumed date of acquisition as well as increases in stock-based compensation expense of $81.4 million and amortization of intangibles of $56.1 million.

	Years Ended December 31,
	2017	2016
	(In thousands, except per share data)
Revenue	$3,529,600	$3,429,105
Net earnings (loss) attributable to ANGI Homeservices Inc. shareholders	$364,496	$(143,133)
Basic earnings (loss) per share attributable to ANGI Homeservices Inc. shareholders	$4.55	$(1.79)
Diluted earnings (loss) per share attributable to ANGI Homeservices Inc. shareholders	$4.27	$(1.79)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets, net are as follows:

	December 31,
	2018	2017
	(In thousands)
Goodwill	$2,726,859	$2,559,066
Intangible assets with indefinite lives	458,104	459,143
Intangible assets with definite lives, net of accumulated amortization	173,318	204,594
Total goodwill and intangible assets, net	$3,358,281	$3,222,803

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2018:

	Balance at December 31, 2017	Additions	(Deductions)	Transfers In/(Out)	Foreign Exchange Translation	Balance at December 31, 2018
	(In thousands)
Match Group	$1,247,899	$11,187	$—	$—	$(14,073)	$1,245,013
ANGI Homeservices	768,317	142,768	(14,373)	—	(3,912)	892,800
Vimeo	77,303	—	(151)	—	—	77,152
Applications:
Desktop	265,146	—	—	—	—	265,146
Mosaic Group	182,096	50,784	—	7,323	(457)	239,746
Total Applications	447,242	50,784	—	7,323	(457)	504,892
Emerging & Other	18,305	3,684	(7,664)	(7,323)	—	7,002
Total	$2,559,066	$208,423	$(22,188)	$—	$(18,442)	$2,726,859
Additions primarily relate to the acquisitions of Handy (included in the ANGI Homeservices segment), TelTech and iTranslate (included in the Applications segment), Hinge (included in the Match Group segment), and BlueCrew (included in the Emerging & Other segment). Deductions relate to the sales of Felix (included in the ANGI Homeservices segment) and Electus (included in the Emerging & Other segment).
The following table presents the balance of goodwill by reportable segment, including the changes in the carrying value of goodwill, for the year ended December 31, 2017:

	Balance at December 31, 2016	Additions	(Deductions)	Foreign Exchange Translation	Balance at December 31, 2017
	(In thousands)
Match Group	$1,206,538	$255	$—	$41,106	$1,247,899
ANGI Homeservices	170,611	590,772	—	6,934	768,317
Vimeo	9,649	67,654	—	—	77,303
Applications:
Desktop	265,146	—	—	—	265,146
Mosaic Group	182,096	—	—	—	182,096
Total Applications	447,242	—	—	—	447,242
Emerging & Other	90,012	2,715	(74,430)	8	18,305
Total	$1,924,052	$661,396	$(74,430)	$48,048	$2,559,066
Additions primarily relate to the acquisitions of Angie's List, MyBuilder and HomeStars (included in the ANGI Homeservices segment), and Livestream (included in the Vimeo segment). Deductions relate to the sale of The Princeton Review (included in the Emerging & Other segment).
Prior to the fourth quarter of 2018, IAC Publishing was a reportable segment consisting of one operating segment and one reporting unit. In the fourth quarter of 2018, IAC Publishing was split into the Dotdash and the Emerging & Other segments (related to the remaining businesses previously included in the IAC Publishing segment). The accumulated goodwill impairment of IAC Publishing was allocated to these businesses based upon their relative fair values as of October 1, 2018. The December 31, 2018 and 2017 goodwill balance reflects accumulated impairment losses of $529.1 million, $399.7 million, $198.3 million and $11.6 million at Applications, the businesses previously included in the IAC Publishing segment, excluding

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dotdash (included in the Emerging & Other segment), Dotdash and College Humor Media (included in the Emerging & Other segment), respectively.
Intangible assets with indefinite lives are trade names and trademarks acquired in various acquisitions. At December 31, 2018 and 2017, intangible assets with definite lives are as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$143,303	$(53,199)	$90,104	4.7
Service professional and contractor relationships	99,528	(44,674)	54,854	2.9
Customer lists and user base	30,099	(15,126)	14,973	2.9
Memberships	15,900	(6,640)	9,260	3.0
Trade names	12,393	(9,393)	3,000	3.3
Other	8,500	(7,373)	1,127	4.8
Total	$309,723	$(136,405)	$173,318	3.8

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Technology	$115,200	$(37,357)	$77,843	4.8
Service professional and contractor relationships	99,497	(11,452)	88,045	3.0
Customer lists and user base	23,468	(5,401)	18,067	2.2
Memberships	15,900	(1,340)	14,560	3.0
Trade names	16,986	(13,634)	3,352	2.6
Other	8,500	(5,773)	2,727	4.8
Total	$279,551	$(74,957)	$204,594	3.7
At December 31, 2018, amortization of intangible assets with definite lives for each of the next five years and thereafter is estimated to be as follows:

Years Ending December 31,	(In thousands)
2019	$71,155
2020	51,916
2021	19,433
2022	16,310
2023	10,239
Thereafter	4,265
Total	$173,318

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—FINANCIAL INSTRUMENTS
Marketable Securities
At December 31, 2018 and 2017, the fair value of marketable securities are as follows:

	December 31,
	2018	2017
	(In thousands)
Available-for-sale marketable debt securities	$123,246	$4,995
Marketable equity security	419	—
Total marketable securities	$123,665	$4,995
At December 31, 2018, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$112,291	$3	$(3)	$112,291
Commercial paper	10,955	—	—	10,955
Total available-for-sale marketable debt securities	$123,246	$3	$(3)	$123,246
The contractual maturities of debt securities classified as current available-for-sale at December 31, 2018 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2018.
At December 31, 2017, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$4,995	$—	$—	$4,995
Total available-for-sale marketable debt securities	$4,995	$—	$—	$4,995
The following table presents the proceeds from maturities and sales of available-for-sale marketable debt securities and the related gross realized gains:

	December 31,
	2018	2017	2016
	(In thousands)
Proceeds from maturities and sales of available-for-sale marketable debt securities	$333,600	$114,350	$279,485
Gross realized gains	—	—	3,556
Gross realized gains from the maturities and sales of available-for-sale marketable debt securities for the year ended December 31, 2016 are included in "Other income (expense), net" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no gross realized losses from the maturities and sales of available-for-sale marketable debt securities for the years ended December 31, 2018, 2017, and 2016.
Long-term investments
Long-term investments consist of:

	December 31,
	2018	2017
	(In thousands)
Equity securities without readily determinable fair values	$235,055	$—
Equity method investments	—	1,559
Cost method investments	—	63,418
Total long-term investments	$235,055	$64,977
Equity securities without readily determinable fair values
The following table presents a summary of realized and unrealized gains and losses recorded in other income (expense), net, as adjustments to the carrying value of equity securities without readily determinable fair values held as of December 31, 2018. The gross unrealized gains principally relate to the Company's remaining investments in an investee following the sale of a portion of the Company's investment during the second quarter of 2018.

Year Ended December 31, 2018
(In thousands)
Upward adjustments (gross unrealized gains)	$128,986
Downward adjustments including impairments (gross unrealized losses)	(4,931)
Total	$124,055
Realized and unrealized gains and losses for the Company's marketable equity security and investments without readily determinable fair values for the year ended December 31, 2018 are as follows:

Year Ended December 31, 2018
(In thousands)
Realized gains, net, for equity securities sold	$27,874
Unrealized gains, net, on equity securities held	124,170
Total gains recognized, net, in other income (expense), net	$152,044
Equity method investments
In 2018 and 2017, the Company recorded other-than-temporary impairment charges on certain of its investments of $0.6 million and $2.7 million, respectively. These charges are included in "Other income (expense), net" in the accompanying consolidated statement of operations.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost method investments (prior to the adoption of ASU No. 2016-01)
In 2017 and 2016, the Company recorded $9.5 million and $10.0 million, respectively, of other-than-temporary impairment charges for certain of its investments as a result of our assessment of the near-term prospects and financial condition of the investees. These charges are included in "Other income (expense), net" in the accompanying consolidated statement of operations.
On October 23, 2017, Match Group sold a cost method investment for net proceeds of $60.2 million. The gain on sale of $9.1 million is included in "Other income (expense), net" in the accompanying consolidated statement of operations.
Fair Value Measurements
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$880,815	$—	$—	$880,815
Treasury discount notes	—	561,733	—	561,733
Commercial paper	—	162,417	—	162,417
Time deposits	—	90,036	—	90,036
Marketable securities:
Treasury discount notes	—	112,291	—	112,291
Commercial paper	—	10,955	—	10,955
Marketable equity security	419	—	—	419
Total	$881,234	$937,432	$—	$1,818,666

Liabilities:
Contingent consideration arrangements	$—	$—	$(28,631)	$(28,631)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$780,425	$—	$—	$780,425
Commercial paper	—	215,325	—	215,325
Treasury discount notes	—	100,457	—	100,457
Time deposits	—	60,000	—	60,000
Certificates of deposit	—	6,195	—	6,195
Marketable securities:
Commercial paper	—	4,995	—	4,995
Total	$780,425	$386,972	$—	$1,167,397

Liabilities:
Contingent consideration arrangements	$—	$—	$(2,647)	$(2,647)
The Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are its contingent consideration arrangements.

	Contingent Consideration Arrangements
	Years Ended December 31,
	2018	2017
	(In thousands)
Balance at January 1	$(2,647)	$(33,871)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(1,456)	(5,801)
Included in other comprehensive income (loss)	45	(1,404)
Fair value at date of acquisition	(25,521)	—
Settlements	948	38,429
Balance at December 31	$(28,631)	$(2,647)
Contingent consideration arrangements
At December 31, 2018, the Company has two contingent consideration arrangements outstanding related to business acquisitions.  One arrangement has a $2.0 million maximum contingent payment that has been earned and will be paid by the Company in the first quarter of 2019.  The second arrangement has a total maximum contingent payment of $45.0 million.  At December 31, 2018, the gross fair value of this arrangement, before unamortized discount, is $44.0 million.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, because the arrangements were initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangements at December 31, 2018 reflect

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discount rates ranging from 12% to 25%. The fair values of the contingent consideration arrangements at December 31, 2017 reflect discount rates of 12%.
The fair value of contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at December 31, 2018 and 2017 includes a current portion of $2.0 million and $0.6 million, respectively, and non-current portion of $26.6 million and $2.0 million at December 31, 2018 and 2017, which are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities," respectively, in the accompanying consolidated balance sheet.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(12,753)	$(13,750)	$(13,802)
Long-term debt, net(a)	(2,245,548)	(2,460,204)	(1,979,469)	(2,168,108)
_________________

(a)	At December 31, 2018 and 2017, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $88.9 million and $109.1 million, respectively.
Excluding the MTCH Credit Facility, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. The Company considers the outstanding borrowings under the MTCH Credit Facility, which has a variable interest rate, to have a fair value equal to its carrying value.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—LONG-TERM DEBT
Long-term debt consists of:

	December 31,
	2018	2017
	(In thousands)
MTCH Debt:
MTCH Term Loan due November 16, 2022	$425,000	$425,000
MTCH Credit Facility due December 7, 2023	260,000	—
6.375% Senior Notes due June 1, 2024 (the "6.375% MTCH Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "5.00% MTCH Senior Notes"); interest payable each June 15 and December 15	450,000	450,000
Total MTCH long-term debt	1,535,000	1,275,000
Less: unamortized original issue discount	7,352	8,668
Less: unamortized debt issuance costs	11,737	13,636
Total MTCH debt, net	1,515,911	1,252,696

ANGI Debt:
ANGI Term Loan due November 5, 2023	261,250	275,000
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,529	2,938
Total ANGI debt, net	244,971	258,312

IAC Debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "Exchangeable Notes"); interest payable each April 1 and October 1	517,500	517,500
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15	34,489	34,859
Total IAC long-term debt	551,989	552,359
Less: unamortized original issue discount	54,025	67,158
Less: unamortized debt issuance costs	13,298	16,740
Total IAC debt, net	484,666	468,461

Total long-term debt, net	$2,245,548	$1,979,469

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The indentures governing the 6.375% and 5.00% MTCH Senior Notes (i) contain covenants that would limit MTCH's ability to pay dividends, make distributions or repurchase MTCH stock in the event a default has occurred or MTCH's consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0 and (ii) are ranked equally with each other. At December 31, 2018, there were no limitations pursuant thereto. There are additional covenants that limit MTCH's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MTCH is not in compliance with certain ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting MTCH subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets.
MTCH Term Loan and MTCH Credit Facility
At both December 31, 2018 and 2017, the outstanding balance on the MTCH Term Loan was $425 million. The MTCH Term Loan bears interest at LIBOR plus 2.50% and was 5.09% and 3.85% at December 31, 2018 and 2017, respectively. The MTCH Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the credit agreement. Interest payments are due at least quarterly through the term of the loan.
On December 7, 2018, the MTCH $500 million revolving credit facility (the "MTCH Credit Facility") was amended and restated, and is due on December 7, 2023. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million which bear interest at LIBOR plus 1.50%, or approximately 4.00%. At December 31, 2017, there were no

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding borrowings under the MTCH Credit Facility. The annual commitment fee on undrawn funds based on the current consolidated net leverage ratio is 25 basis points and 30 basis points at December 31, 2018 and 2017, respectively. Borrowings under the MTCH Credit Facility bear interest, at MTCH's option, at a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on MTCH's consolidated net leverage ratio. The terms of the MTCH Credit Facility require MTCH to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the agreement).
The MTCH Term Loan and MTCH Credit Facility contain covenants that would limit MTCH’s ability to pay dividends, make distributions or repurchase MTCH stock in the event MTCH’s secured net leverage ratio exceeds 2.0 to 1.0, while the MTCH Term Loan remains outstanding and, thereafter, if the consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. There are additional covenants under these MTCH debt agreements that limit the ability of MTCH and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the MTCH Credit Facility and MTCH Term Loan are unconditionally guaranteed by certain MTCH wholly-owned domestic subsidiaries, and are also secured by the stock of certain MTCH domestic and foreign subsidiaries. The MTCH Term Loan and outstanding borrowings, if any, under the MTCH Credit Facility rank equally with each other, and have priority over the 6.375% and 5.00% MTCH Senior Notes to the extent of the value of the assets securing the borrowings under the MTCH credit agreement.
ANGI Term Loan and ANGI Credit Facility
On November 1, 2017, ANGI borrowed $275 million under a five-year term loan facility ("ANGI Term Loan"). On November 5, 2018, the ANGI Term Loan was amended and restated, and is now due on November 5, 2023. Interest payments are due at least quarterly through the term of the loan and quarterly principal payments of 1.25% of the original principal amount in the first three years from the amendment date, 2.50% in the fourth year and 3.75% in the fifth year are required. The ANGI Term Loan bears interest at LIBOR plus 1.50%, or approximately 4.00% at December 31, 2018, which is subject to change in future periods based on ANGI's consolidated net leverage ratio. The ANGI Term Loan bore interest at LIBOR plus 2.00%, or 3.38%, at December 31, 2017.
The terms of the ANGI Term Loan require ANGI to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The ANGI Term Loan also contains covenants that would limit ANGI’s ability to pay dividends, make distributions or repurchase ANGI stock in the event a default has occurred or ANGI’s consolidated net leverage ratio exceeds 4.25 to 1.0. There are additional covenants under the ANGI Term Loan that limit the ability of ANGI and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility (the "ANGI Credit Facility"). At December 31, 2018, there were no outstanding borrowings under the ANGI Credit Facility. The annual commitment fee on undrawn funds is currently 25 basis points, and is based on the consolidated net leverage ratio most recently reported. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on ANGI's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Term Loan.
The ANGI Term Loan and ANGI Credit Facility are guaranteed by ANGI's wholly-owned material domestic subsidiaries and are secured by substantially all assets of ANGI and the guarantors, subject to certain exceptions.
IAC Exchangeable Notes
On October 2, 2017, IAC FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 0.875% Exchangeable Senior Notes (the "Exchangeable Notes"). The Exchangeable Notes are guaranteed by the Company. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events. Upon exchange, the Company has the right to settle the principal amount of Exchangeable Notes with any of the three following alternatives: (1) shares of our common stock, (2) cash or (3) a combination of cash and shares of our common stock.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the debt offering, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the entire 3.4 million shares that would be issuable upon the exchange of the Exchangeable Notes at approximately $152.18 per share (the "Exchangeable Note Hedge"), and sold warrants allowing the holder to purchase initially (subject to adjustment upon the occurrence of specified events) 3.4 million shares at $229.70 per share (the "Warrants"). The if-converted value of the Exchangeable Notes exceeds its principal amount by $105.0 million based on the Company's stock price on December 31, 2018. The Exchangeable Note Hedge is expected to reduce the potential dilutive effect on the Company's common stock upon any exchange of notes and/or offset any cash payment IAC FinanceCo, Inc. is required to make in excess of the principal amount of the exchanged notes. The Warrants have a dilutive effect on the Company's common stock to the extent that the market price per share of the Company common stock exceeds the strike price of the Warrants. The cost of the Exchangeable Note Hedge was $74.4 million, which was recorded as a reduction to additional paid-in capital. The aggregate proceeds from the issuance of the Warrant were $23.6 million, which was recorded as an increase to additional paid-in capital.
For the years ended December 31, 2018 and 2017, the Company incurred interest expense of $21.2 million and $5.2 million, which includes amortization of original issue discount of $13.1 million and $3.2 million, and debt issuance costs of $3.5 million and $0.9 million, respectively. As of December 31, 2018 and 2017, the unamortized discount is $54.0 million and $67.2 million, resulting in a net carrying value of the liability component of $463.5 million and $450.3 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

IAC Senior Notes
The 4.75% Senior Notes were issued by IAC on December 21, 2012. These Notes are unconditionally guaranteed by certain of our wholly-owned domestic subsidiaries, which are designated as guarantor subsidiaries. See "Note 19—Guarantor and Non-Guarantor Financial Information" for financial information relating to guarantor and non-guarantor subsidiaries. The 4.75% Senior Notes may be redeemed at redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2018	101.583%
2019	100.792%
2020 and thereafter	100.000%
IAC Credit Facility
On November 5, 2018, the IAC Credit Facility, under which IAC Group, LLC, a direct, wholly-owned subsidiary of the Company is the borrower, was amended and restated, reducing the facility size from $300 million to $250 million, and now expires on November 5, 2023. At December 31, 2018 and 2017, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in the agreement) most recently reported, and is 20 basis points and 25 basis points at December 31, 2018 and 2017, respectively. Borrowings under the IAC Credit Facility bear interest, at the Company's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Company's consolidated net leverage ratio. The terms of the IAC Credit Facility require that the Company maintains a consolidated net leverage ratio of not more than 3.25 to 1.0 before the date on which the Company no longer holds majority of the outstanding voting stock of each of ANGI and MTCH ("Trigger Date") and no greater than 2.75 to 1.0 on or after the Trigger Date. The terms of the IAC Credit Facility also restrict our ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by substantially the same domestic subsidiaries that guarantee the 4.75% Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries, which includes MTCH and ANGI. The 4.75% Senior Notes are subordinate to the outstanding borrowings under the IAC Credit Facility to the extent of the value of the assets securing such borrowings.
Long-term debt maturities:

Years Ending December 31,	(In thousands)
2019	$13,750
2020	13,750
2021	13,750
2022	1,004,489
2023	452,500
2024	400,000
2027	450,000
Total	2,348,239
Less: current portion of long-term debt	13,750
Less: unamortized original issue discount	61,377
Less: unamortized debt issuance costs	27,564
Total long-term debt, net	$2,245,548

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHAREHOLDERS' EQUITY
Description of Common Stock and Class B Convertible Common Stock
Except as described herein, shares of IAC common stock and IAC Class B common stock are identical.
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
Reserved Common Shares
In connection with equity compensation plans, the Exchangeable Notes and warrants, 28.0 million shares of IAC common stock are reserved at December 31, 2018.
Warrants and Exchangeable Notes
At December 31, 2018 and 2017, warrants to acquire initially (subject to adjustment upon the occurrence of specified events) 3.4 million shares of IAC common stock at $229.70 per share were outstanding. The warrants were issued in connection with the issuance of the Exchangeable Notes on October 2, 2017 for aggregate proceeds of $23.6 million. During the years ended December 31, 2018 and 2017, no warrants were exercised and no Exchangeable Notes were exchanged. See "Note 7—Long-term Debt" for additional information on the Exchangeable Notes.
Common Stock Repurchases
During the years ended December 31, 2018, 2017 and 2016, the Company repurchased 0.5 million, 0.7 million and 6.3 million shares of IAC common stock for aggregate consideration, on a trade date basis, of $82.9 million, $50.1 million and $315.3 million, respectively.
On May 3, 2016, IAC's Board of Directors authorized the repurchase of an additional 10.0 million shares of IAC common stock. At December 31, 2018, the Company has approximately 8.0 million shares remaining in its share repurchase authorization.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Year Ended December 31, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1	$(103,568)	$—	$(103,568)
Other comprehensive (loss) income before reclassifications	(25,106)	4	(25,102)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive (loss) income	(25,158)	4	(25,154)
Balance at December 31	$(128,726)	$4	$(128,722)

	Year Ended December 31, 2017
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(170,149)	$4,026	$(166,123)
Other comprehensive income before reclassifications	65,908	7	65,915
Amounts reclassified to earnings	673	(4,033)	(3,360)
Net current period other comprehensive income (loss)	66,581	(4,026)	62,555
Balance at December 31	$(103,568)	$—	$(103,568)

	Year Ended December 31, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance at January 1	$(154,645)	$2,542	$(152,103)
Other comprehensive (loss) income before reclassifications, net of tax benefit of $0.7 million related to unrealized losses on available-for-sale securities	(46,943)	4,855	(42,088)
Amounts reclassified to earnings	9,850	(2,913)	6,937
Net current period other comprehensive (loss) income	(37,093)	1,942	(35,151)
Reallocation of accumulated other comprehensive loss (income) related to the noncontrolling interests created in the Match Group IPO	21,589	(458)	21,131
Balance at December 31	$(170,149)	$4,026	$(166,123)
The amounts reclassified out of foreign currency translation adjustment into earnings for the years ended December 31, 2018, 2017 and 2016 relate to the liquidation of international subsidiaries. The amounts reclassified out of unrealized gains on available-for-sale securities into earnings for the years ended December 31, 2017 and 2016, include a tax benefit of $3.8 million and a tax provision of $0.2 million, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to IAC shareholders:

	Years Ended December 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss)	$757,747	$757,747	$358,008	$358,008	$(16,151)	$(16,151)
Net earnings attributable to noncontrolling interests	(130,786)	(130,786)	(53,084)	(53,084)	(25,129)	(25,129)
Impact from public subsidiaries' dilutive securities (a)(b)	—	(25,228)	—	(33,531)	—	—
Net earnings (loss) attributable to IAC shareholders	$626,961	$601,733	$304,924	$271,393	$(41,280)	$(41,280)

Denominator:
Weighted average basic shares outstanding	83,407	83,407	80,089	80,089	80,045	80,045
Dilutive securities (a) (b) (c) (d) (e) (f) (g)	—	7,915	—	5,221	—	—
Denominator for earnings per share—weighted average shares(a) (b) (c) (d) (e) (f) (g)	83,407	91,322	80,089	85,310	80,045	80,045

Earnings (loss) per share attributable to IAC shareholders:
Earnings (loss) per share	$7.52	$6.59	$3.81	$3.18	$(0.52)	$(0.52)
__________________________________________________________________

(a)
For the year ended December 31, 2018, it is more dilutive for IAC to settle certain MTCH equity awards.  For the years ended December 31, 2017 and 2016, it is more dilutive for MTCH to settle certain MTCH equity awards.

(b)
For the years ended December 31, 2018 and 2017, it is more dilutive for IAC to settle certain ANGI equity awards. The impact on earnings of ANGI dilutive securities is not applicable for periods prior to the Combination.

(c)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, exchange of the Company's Exchangeable Notes and vesting of restricted stock units ("RSUs"). For the years ended December 31, 2018 and 2017, 3.5 million and 6.9 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(d)
For the year ended December 31, 2016, the Company had a loss from operations; therefore, approximately 11.3 million potentially dilutive securities were excluded from computing dilutive earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

(e)
Market-based awards and performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both the years ended December 31, 2018 and 2017, 0.1 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(f)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive for periods during which the average price of IAC common stock exceeds the approximate $152.18 per share exchange price per $1,000 principal amount of the Exchangeable Notes. For the year ended December 31, 2018, the average price of IAC common stock exceeded $152.18 and the dilutive impact of the Exchangeable Notes was 0.3 million shares. For the year ended December 31, 2017, the Exchangeable Notes were anti-dilutive.

(g)	See "Note 11—Stock-based Compensation" for additional information on equity instruments denominated in the shares of certain subsidiaries.
NOTE 11—STOCK-BASED COMPENSATION
IAC currently has two active plans under which awards have been granted. These plans cover stock options to acquire shares of IAC common stock, RSUs and PSUs, as well as provide for the future grant of these and other equity awards. These

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans authorize the Company to grant awards to its employees, officers, directors and consultants. At December 31, 2018, there are 11.5 million shares available for grant under the plans.
The plans were adopted in 2013 and 2018, have a stated term of ten years, and provide that the exercise price of stock options granted will not be less than the market price of the Company's common stock on the grant date. The plans do not specify grant dates or vesting schedules of awards as those determinations have been delegated to the Compensation and Human Resources Committee of IAC's Board of Directors (the "Committee"). Each grant agreement reflects the vesting schedule for that particular grant as determined by the Committee. Broad-based stock option awards issued to date have generally vested in equal annual installments over a four-year period and RSU awards currently outstanding generally vest in three 33% installments over a three-year period, in each case, from the grant date. PSU awards currently outstanding cliff-vest after a three-year period from the date of grant.
The amount of stock-based compensation expense recognized in the consolidated statement of operations is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At December 31, 2018, there is $326.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
The total income tax benefit recognized in the accompanying consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 related to all stock-based compensation is $189.0 million, $423.0 million and $34.8 million, respectively. The increase in total income tax benefit recognized in the consolidated statement of operations during 2017 relative to 2016 is due to the adoption of ASU 2016-09, effective January 1, 2017, which required the recognition of excess tax benefits attributable to stock-based compensation to be included as a component of the provision for income taxes rather than recognized in equity. The aggregate income tax benefit recognized related solely to stock options for the years ended December 31, 2018, 2017 and 2016, including the portion recognized as a component of equity in 2016 is $169.0 million, $411.6 million, and $63.4 million, respectively.
As the Company is currently in an NOL position, there will be some delay in the timing of the realization of the cash benefit of the income tax deductions related to stock-based compensation because it will be dependent upon the amount and timing of future taxable income and the timing of estimated income tax payments.
IAC Stock Options
Stock options outstanding at December 31, 2018 and changes during the year ended December 31, 2018 are as follows:

	December 31, 2018
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
	(Shares and intrinsic value in thousands)
Options outstanding at January 1, 2018	6,586	$60.57
Granted	80	152.53
Exercised	(774)	52.56
Forfeited	(72)	57.52
Expired	(6)	19.51
Options outstanding at December 31, 2018	5,814	$62.97	6.1	$698,128
Options exercisable	3,592	$59.64	5.3	$443,293
The aggregate intrinsic value in the table above represents the difference between IAC's closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options that would have been exercised

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

had all option holders exercised their options on December 31, 2018. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 is $83.7 million, $164.6 million and $17.1 million, respectively.
The following table summarizes the information about stock options outstanding and exercisable at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2018	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Exercisable at December 31, 2018	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
	(Shares in thousands)
$20.01 to $30.00	30	1.1	$21.60	30	1.1	$21.60
$30.01 to $40.00	389	2.3	32.30	389	2.3	32.30
$40.01 to $50.00	1,541	5.8	43.35	961	5.0	44.26
$50.01 to $60.00	246	3.2	59.85	244	3.2	59.86
$60.01 to $70.00	1,173	6.3	65.27	767	6.0	65.62
$70.01 to $80.00	1,840	7.4	75.33	822	6.8	74.72
$80.01 to $90.00	500	6.3	84.31	375	6.3	84.31
Greater than $90.01	95	9.1	148.30	4	8.9	125.08
	5,814	6.1	62.97	3,592	5.3	59.64
The fair value of stock option awards, with the exception of market-based awards, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. During 2018, 2017 and 2016, expected stock price volatilities were estimated based on the Company's historical volatility. The risk-free interest rates are based on U.S. Treasuries with comparable terms as the awards, in effect at the grant date. Expected term is based upon the historical exercise behavior of our employees and the dividend yields are based on IAC's historical dividend payments. The following are the weighted average assumptions used in the Black-Scholes option pricing model:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	27%	29%	29%
Risk-free interest rate	2.7%	2.0%	1.2%
Expected term	6.2 years	5.2 years	4.8 years
Dividend yield	—%	—%	—%
During 2018, the Company granted market-based stock options that only vest if the price of IAC common stock exceeds the relevant price threshold for a twenty-day consecutive period and the service requirement is met. The market-based vesting condition was achieved in the fourth quarter of 2018. The service requirement provides that this award vests in two installments, the first 50% in 2021 and the second 50% in 2022. The grant date fair value of the market-based award was estimated using a lattice model that incorporates a Monte Carlo simulation of IAC's stock price. The inputs used to fair value this award included an expected volatility of 29%, risk-free interest rate of 2.8% and a zero-dividend yield. The expected term of 1.8 years for this award was derived from the output of the option valuation model. Expense is recognized over the longer of the vesting period of each of the two installments or the expected term.
Approximately less than 0.1 million, 1.2 million and 1.7 million stock options were granted by the Company during the years ended December 31, 2018, 2017 and 2016, respectively. The weighted average fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 are $53.94, $22.94 and $12.34, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash received from stock option exercises for the years ended December 31, 2018, 2017 and 2016 was $41.7 million, $82.4 million and $25.8 million, respectively.
The Company has historically settled its stock options on a gross basis. Assuming all stock options outstanding on December 31, 2018 were net settled on that date, the Company would have remitted $349.1 million (of which $221.6 million is related to vested stock options and $127.4 million is related to unvested stock options) in cash for withholding taxes (assuming a 50% withholding rate).
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
Unvested RSUs and PSUs outstanding at December 31, 2018 and changes during the year ended December 31, 2018 are as follows:

	RSUs		PSUs
	Number of shares	Weighted Average Grant Date Fair Value	Number of shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at January 1, 2018	360	$80.81	130	$76.00
Granted	153	183.33	30	152.53
Vested	(49)	78.54	—	—
Forfeited	(5)	98.81	(17)	76.00
Unvested at December 31, 2018	459	$115.12	143	$92.02
The weighted average fair value of RSUs and PSUs granted during the years ended December 31, 2018, 2017 and 2016 based on market prices of IAC's common stock on the grant date was $178.29, $90.04 and $46.92, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $8.9 million, $32.5 million and $13.5 million, respectively.
Equity Instruments Denominated in the Shares of Certain Subsidiaries
Non-publicly-traded Subsidiaries
The following description excludes awards denominated in the shares of the Company's publicly-traded subsidiaries, MTCH and ANGI. MTCH and ANGI stock-based awards are issued pursuant to their respective stock incentive plans.
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards vest over a period of years or upon the occurrence of certain prescribed events. The value of the stock settled stock appreciation rights is tied to the value of the common stock of these subsidiaries. Accordingly, these interests only have value to the extent the relevant business appreciates in value above the initial value utilized to determine the exercise price. These interests can have significant value in the event of significant appreciation. The fair value of these interest is generally determined by negotiation or arbitration, when settled; which will occur at various dates through 2025. These equity awards are settled on a net basis, with the award holder entitled to

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receive a payment in IAC common shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of IAC common shares ultimately needed to settle these awards may vary significantly from the estimated number below as a result of both movements in our stock price and a determination of fair value of the relevant subsidiary that is different than our estimate. The expense associated with these equity awards is initially measured at fair value at the grant date and is expensed as stock-based compensation over the vesting term. The number of IAC common shares that would be required to settle these interests at current estimated fair values, including vested and unvested interests, at December 31, 2018 is 0.1 million shares. Withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $16.0 million at December 31, 2018, assuming a 50% withholding rate.
MTCH
MTCH currently settles substantially all equity awards on a net basis. Assuming all MTCH equity awards outstanding on December 31, 2018 were net settled on that date, MTCH would have issued 9.7 million common shares (of which 1.7 million is related to vested shares and 8.0 million is related to unvested shares) and would have remitted $416.2 million (of which $75.0 million is related to vested shares and $341.2 million is related to unvested shares) in cash for withholding taxes (assuming a 50% withholding rate). If MTCH decided to issue a sufficient number of shares to cover the $416.2 million employee withholding tax obligation, 9.7 million additional shares would be issued by MTCH.
Following the completion of the MTCH IPO, equity awards that related to certain subsidiaries (principally Tinder, Inc.) of MTCH were settleable, at IAC's election, in shares of IAC common stock or MTCH common stock. Pursuant to the Employee Matters Agreement between IAC and MTCH, to the extent shares of IAC common stock are issued in settlement of these awards, MTCH reimburses IAC for the cost of those shares in cash or by issuing IAC shares of MTCH common stock. In July 2017, Tinder was merged into MTCH and as a result, all Tinder denominated equity awards were converted into MTCH tandem stock options ("Tandem Awards"). All of the MTCH Tandem Awards exercised during 2018 and 2017 were exercised on a net basis and were settled in IAC common shares; the Company issued 0.7 million and 2.0 million shares, respectively, of its common stock to settle these awards and MTCH issued 2.5 million and 11.3 million shares, respectively, of its common stock to IAC as reimbursement. Assuming all vested and unvested Tandem Awards outstanding on December 31, 2018 were exercised on that date and settled using IAC stock, 0.3 million IAC common shares would have been issued in settlement and MTCH would have issued 1.4 million shares, which is included in the amount above, to IAC as reimbursement.
During 2017, MTCH also purchased certain fully vested Tandem Awards, and made cash payments of approximately $520 million to cover both the withholding taxes paid on behalf of employees exercising these converted awards and the purchase of certain fully vested awards.
During 2016, the Company granted a nominal amount of IAC denominated market-based awards to certain MTCH employees. The number of awards that ultimately vest is dependent upon MTCH's stock price. The grant date fair value of each market-based award is estimated using a lattice model that incorporates a Monte Carlo simulation of MTCH's stock price. Each market-based award is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. Some of the market-based awards contain performance targets set at the time of grant that must be achieved before an award vests.
ANGI
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on December 31, 2018 were net settled on that date using IAC stock, 1.1 million IAC common shares would have been issued in settlement and IAC would have been issued 12.8 million shares of ANGI Class A stock and ANGI would have remitted $205.9 million in cash for withholding taxes (assuming a 50% withholding rate). If ANGI decided to issue a sufficient number of shares to cover the $205.9 million employee withholding tax obligation, 12.8 million additional Class A shares would be issued by ANGI. ANGI's

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash withholding obligation on all other ANGI net settled awards outstanding on December 31, 2018 is $36.5 million (assuming a 50% withholding rate), which is the equivalent of 2.3 million shares.
Prior to the Combination in 2017, the Company issued a number of IAC denominated PSUs to certain ANGI employees. Vesting of the PSUs is contingent upon ANGI's performance. Assuming all of the PSUs outstanding on December 31, 2018 were net settled on that date using IAC stock, 0.1 million IAC common shares would have been issued in settlement and IAC would have been issued 0.6 million shares of ANGI Class A stock and ANGI would have remitted $10.4 million in cash for withholding taxes (assuming a 50% withholding rate).
Modification of awards
During 2018, the Company modified certain equity awards and recognized modification charges of $7.9 million. In addition, in connection with the ANGI chief executive officer transition during the fourth quarter of 2018, ANGI accelerated $3.9 million of expense into 2018 from 2019.
In connection with the Combination, the previously issued HomeAdvisor (US) stock appreciation rights were converted into ANGI equity awards resulting in a modification charge of $217.7 million of which $56.9 million and $93.4 million were recognized as stock-based compensation expense in the years ended December 31, 2018 and 2017, respectively, and the remaining charge will be recognized over the vesting period of the modified awards.
During the second quarter of 2017, the Company modified certain HomeAdvisor (US) denominated equity awards and recognized a modification charge of $6.6 million.
During 2016, the Company modified certain subsidiary denominated equity awards resulting in a modification charge of $7.3 million (subsequently reduced to $7.1 million due to forfeitures) of which $0.1 million, $0.7 million and $6.3 million were recognized as stock-based compensation in the years ended December 31, 2018, 2017 and 2016, respectively.
During 2014, the Company granted an equity award denominated in shares of a subsidiary of the Company to a non-employee, which was marked to market each reporting period. In the third quarter of 2016, MTCH settled the vested portion of the award for cash of $13.4 million. In the third quarter of 2017, the award was modified and MTCH settled the remaining portion of the award for cash of $33.9 million.
NOTE 12—SEGMENT INFORMATION.
The overall concept that IAC employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments.
The following table presents revenue by reportable segment:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue:
Match Group	$1,729,850	$1,330,661	$1,118,110
ANGI Homeservices	1,132,241	736,386	498,890
Vimeo	159,641	103,332	78,805
Dotdash	130,991	90,890	77,913
Applications	582,287	577,998	604,140
Emerging & Other	528,250	468,589	762,609
Inter-segment elimination	(368)	(617)	(585)
Total	$4,262,892	$3,307,239	$3,139,882
The following table presents the revenue of the Company's segments disaggregated by type of service:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Match Group
Direct revenue:
North America	$902,478	$741,334	$673,944
International	774,693	539,915	393,420
Direct revenue	1,677,171	1,281,249	1,067,364
Indirect revenue (principally advertising revenue)	52,679	49,412	50,746
Total Match Group revenue	$1,729,850	$1,330,661	$1,118,110

Supplemental information on Direct revenue
Tinder	$805,316	$403,216	$168,522
Other brands	871,855	878,033	898,842
Total Direct revenue	$1,677,171	$1,281,249	$1,067,364

ANGI Homeservices
Marketplace:
Consumer connection revenue	$704,341	$521,481	$382,466
Membership subscription revenue	66,214	56,135	43,573
Other revenue	3,940	3,798	2,827
Marketplace revenue	774,495	581,414	428,866
Advertising and other revenue	287,676	97,483	32,981
North America	1,062,171	678,897	461,847
Consumer connection revenue	50,913	40,009	28,124
Membership subscription revenue	17,362	16,596	7,936
Advertising and other revenue	1,795	884	983
Europe	70,070	57,489	37,043
Total ANGI Homeservices revenue	$1,132,241	$736,386	$498,890

Vimeo
Platform revenue	$146,665	$99,650	$78,805
Hardware revenue	12,976	3,682	—

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Total Vimeo revenue	$159,641	$103,332	$78,805

Dotdash
Advertising revenue	$113,014	$81,948	$76,099
Affiliate commerce commission revenue	14,458	7,372	1,685
Other revenue	3,519	1,570	129
Total Dotdash revenue	$130,991	$90,890	$77,913

Applications
Desktop
Advertising revenue:
Google advertising revenue	$426,964	$480,774	$523,335
Other	10,992	6,762	10,037
Advertising revenue	437,956	487,536	533,372
Subscription and other revenue	20,815	34,613	29,943
Total Desktop	458,771	522,149	563,315
Mosaic Group
Subscription and other revenue	104,975	27,980	21,787
Advertising revenue	18,541	27,869	19,038
Total Mosaic Group	123,516	55,849	40,825
Total Applications revenue	$582,287	$577,998	$604,140

Emerging & Other
Advertising revenue:
Google advertising revenue	$357,752	$225,576	$269,192
Other	66,733	53,911	75,008
Advertising revenue	424,485	279,487	344,200
Other revenue	103,765	169,497	160,329
Test preparation revenue	—	19,605	86,517
Product revenue	—	—	171,563
Total Emerging & Other revenue	$528,250	$468,589	$762,609
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue
United States	$2,824,928	$2,323,050	$2,318,976
All other countries	1,437,964	984,189	820,906
Total	$4,262,892	$3,307,239	$3,139,882

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2018	2017
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets)
United States	$289,756	$286,541
All other countries	29,044	28,629
Total	$318,800	$315,170
The following tables present operating income (loss) and Adjusted EBITDA by reportable segment:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Operating Income (Loss):
Match Group	$553,294	$360,517	$315,549
ANGI Homeservices	63,906	(149,176)	25,363
Vimeo	(35,594)	(27,328)	(25,350)
Dotdash	18,778	(15,694)	(248,705)
Applications	94,834	130,176	109,663
Emerging & Other	29,964	17,412	(99,696)
Corporate	(160,043)	(127,441)	(109,449)
Total	$565,139	$188,466	$(32,625)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Adjusted EBITDA:(a)
Match Group	$653,931	$468,941	$403,380
ANGI Homeservices	$247,506	$37,858	$45,851
Vimeo	$(28,045)	$(23,607)	$(20,281)
Dotdash	$21,384	$(2,763)	$(16,846)
Applications	$131,837	$136,757	$132,276
Emerging & Other	$36,178	$25,862	$10,111
Corporate	$(74,017)	$(67,755)	$(53,272)
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

	Year Ended December 31, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$553,294	$66,031	$32,968	$1,318	$320	$653,931
ANGI Homeservices	63,906	$97,078	$24,310	$62,212	$—	$247,506
Vimeo	(35,594)	$—	$1,200	$6,349	$—	$(28,045)
Dotdash	18,778	$—	$969	$1,637	$—	$21,384
Applications	94,834	$—	$2,601	$33,266	$1,136	$131,837
Emerging & Other	29,964	$919	$1,678	$3,617	$—	$36,178
Corporate	(160,043)	$74,392	$11,634	$—	$—	$(74,017)
Total	565,139
Interest expense	(109,327)
Other income, net	305,746
Earnings before income taxes	761,558
Income tax provision	(3,811)
Net earnings	757,747
Net earnings attributable to noncontrolling interests	(130,786)
Net earnings attributable to IAC shareholders	$626,961

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments		Adjusted EBITDA
	(In thousands)
Match Group	$360,517	$69,090	$32,613	$1,468	$5,253		$468,941
ANGI Homeservices	(149,176)	$149,230	$14,543	$23,261	$—		$37,858
Vimeo	(27,328)	$—	$1,408	$2,313	$—		$(23,607)
Dotdash	(15,694)	$—	$2,255	$10,676	$—		$(2,763)
Applications	130,176	$—	$3,863	$2,170	548	—	$136,757
Emerging & Other	17,412	$2,130	$4,065	$2,255	$—		$25,862
Corporate	(127,441)	$44,168	$15,518	$—	$—		$(67,755)
Total	188,466
Interest expense	(105,295)
Other expense, net	(16,213)
Earnings before income taxes	66,958
Income tax benefit	291,050
Net earnings	358,008
Net earnings attributable to noncontrolling interests	(53,084)
Net earnings attributable to IAC shareholders	$304,924

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2016
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Goodwill Impairment	Adjusted EBITDA
	(In thousands)
Match Group	$315,549	$52,370	$27,726	$16,932	$(9,197)	$—	$403,380
ANGI Homeservices	25,363	$8,916	$8,419	$3,153	$—	$—	$45,851
Vimeo	(25,350)	$—	$1,085	$4,176	$(192)	$—	$(20,281)
Dotdash	(248,705)	$—	$2,775	$30,754	$—	$198,330	$(16,846)
Applications	109,663	$—	$5,095	$5,483	$12,035	$—	$132,276
Emerging & Other	(99,696)	$1,258	$12,675	$18,928	$(91)	$77,037	$10,111
Corporate	(109,449)	$42,276	$13,901	$—	$—	$—	$(53,272)
Total	(32,625)
Interest expense	(109,110)
Other income, net	60,650
Loss before income taxes	(81,085)
Income tax benefit	64,934
Net loss	(16,151)
Net earnings attributable to noncontrolling interests	(25,129)
Net loss attributable to IAC shareholders	$(41,280)
The following tables reconcile segment assets to total assets by reportable segment:

	December 31, 2018
	Segment Assets (b)	Property and Equipment, Net	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets, Net	Total Assets
	(In thousands)
Match Group	$377,965	$58,351	$1,245,013	$230,684	$6,956	$1,918,969
ANGI Homeservices	497,327	70,859	892,800	171,486	132,809	1,765,281
Vimeo	33,568	1,014	77,152	—	9,442	121,176
Dotdash	39,276	3,229	—	13,500	1,514	57,519
Applications	153,781	4,867	504,892	39,463	22,447	725,450
Emerging & Other	95,858	1,638	7,002	2,971	150	107,619
Corporate (c)	1,934,943	178,842	—	—	—	2,113,785
Total	$3,132,718	$318,800	$2,726,859	$458,104	$173,318	6,809,799
Add: Deferred tax assets (d)						64,786
Total Assets						$6,874,585

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Segment Assets (b)	Property and Equipment, Net	Goodwill	Indefinite-Lived Intangible Assets	Definite-Lived Intangible Assets, Net	Total Assets
	(In thousands)
Match Group	$467,338	$61,620	$1,247,899	$228,296	$2,049	$2,007,202
ANGI Homeservices	264,450	53,292	768,317	153,447	175,124	1,414,630
Vimeo	30,507	1,972	77,303	—	15,655	125,437
Dotdash	27,190	4,077	—	6,000	3,152	40,419
Applications	345,532	7,004	447,242	60,600	847	861,225
Emerging & Other	255,107	2,377	18,305	10,800	7,767	294,356
Corporate (c)	873,392	184,828	—	—	—	1,058,220
Total	$2,263,516	$315,170	$2,559,066	$459,143	$204,594	5,801,489
Add: Deferred tax assets (d)						66,321
Total Assets						$5,867,810
_____________________________________
(b) Consistent with the Company's primary metric (described in (a) above), the Company excludes, if applicable, property and equipment, goodwill and intangible assets from the measure of segment assets presented above.

(c)	Corporate assets consist primarily of cash and cash equivalents, marketable securities and IAC's headquarters building.

(d)	Total segment assets differ from total assets on a consolidated basis as a result of unallocated deferred tax assets.
The following table presents capital expenditures by reportable segment:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Capital expenditures:
Match Group	$30,954	$28,833	$46,098
ANGI Homeservices	46,976	26,837	16,660
Vimeo	209	109	1,959
Dotdash	102	825	1,671
Applications	111	227	1,196
Emerging & Other	1,119	852	6,683
Corporate	6,163	17,840	3,772
Total	$85,634	$75,523	$78,039

NOTE 13—COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, many of which contain escalation clauses. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table below.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future minimum payments under operating lease agreements are as follows:

Years Ending December 31,	(In thousands)
2019	$38,770
2020	46,440
2021	40,998
2022	34,066
2023	30,567
Thereafter	255,563
Total	$446,404
Expenses charged to operations under these agreements are $42.0 million, $37.9 million and $50.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company's three most significant operating leases are for IAC's headquarters in New York City that expires in 2081, ANGI's call center in New York that expires in 2028 and ANGI's headquarters in Denver, Colorado that expires in 2029, which collectively approximate 61% of the future minimum payments due under all operating lease agreements in the table above.
The Company also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$40,428	$23,897	$—	$—	$64,325
Letters of credit and surety bonds	449	—	—	2,272	2,721
Total commercial commitments	$40,877	$23,897	$—	$2,272	$67,046
The purchase obligations principally include web hosting commitments. The letters of credit primarily support the Company's casualty insurance program.
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
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving one of the plaintiffs (Mr. Rad) of his contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint. On December 17, 2018, plaintiffs filed their opposition to the motion to dismiss. On January 15, 2019, the defendants filed their reply brief. A hearing on the motion is scheduled for March 6, 2019, and discovery in the case is proceeding. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Non-Cash Transactions:
The Company recorded acquisition-related contingent consideration liabilities of $25.5 million and $0.2 million during the years ended December 31, 2018 and 2016, respectively, in connection with various acquisitions. There were no acquisition-related contingent consideration liabilities recorded for the year ended December 31, 2017. See "Note 6—Financial Instruments" for additional information on contingent consideration arrangements.
On October 19, 2018, ANGI issued 8.6 million shares of its Class A common stock valued at $165.8 million in connection with the acquisition of Handy.
On September 29, 2017, ANGI issued 61.3 million shares of its Class A common stock valued at $763.7 million in connection with the Combination.
Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash paid (received) during the year for:
Interest	$90,485	$92,461	$107,360
Income tax payments	45,154	35,598	69,103
Income tax refunds	(33,698)	(42,025)	(23,877)
NOTE 15—RELATED PARTY TRANSACTIONS
IAC and MTCH:
IAC and MTCH, in connection with MTCH's IPO, entered into the following agreements:

•
A Master Transaction Agreement, under which MTCH agrees to assume all of the assets and liabilities related to its business and agrees to indemnify IAC against any losses arising out of any breach by MTCH of the Master Transaction Agreement or other IPO related agreements;

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	An Investor Rights Agreement that provides IAC with (i) specified registration and other rights relating to shares of MTCH common stock and (ii) anti-dilution rights with respect to MTCH common stock;

•	An Employee Matters Agreement, which governs the respective rights, responsibilities and obligations of IAC and MTCH after the IPO with respect to a range of compensation and benefit issues;

•
A Tax Sharing Agreement, which governs the respective rights, responsibilities and obligations of IAC and MTCH with respect to tax liabilities and benefits, entitlement to refunds, preparation of tax returns, tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes; and

•
A Services Agreement, under which IAC has agreed to provide a range of services to MTCH, including, among others, (i) assistance with certain legal, finance, internal audit, treasury, information technology support, insurance and tax affairs, including assistance with certain public company reporting obligations; (ii) payroll processing services; (iii) tax compliance services; and (iv) such other services as to which IAC and MTCH may agree, and MTCH agrees to provide IAC informational technology services and such other services as to which IAC and MTCH may agree.

During the years ended December 31, 2018, 2017 and 2016, 3.0 million, 11.9 million and 1.0 million shares, respectively, of MTCH common stock were issued to IAC pursuant to the employee matters agreement; 2.5 million, 11.3 million and 0.5 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and settlement of MTCH tandem stock options and equity awards denominated in shares of a subsidiary of MTCH, respectively; and 0.5 million, 0.6 million and 0.4 million, respectively, of which were issued as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by MTCH employees.
For the years ended December 31, 2018, 2017 and 2016, MTCH was charged $7.6 million, $9.9 million and $11.8 million, respectively, by the Company for services rendered pursuant to a services agreement. Included in these amounts are $5.2 million, $5.1 million and $4.3 million, respectively, for leasing of office space for certain of MTCH's businesses at properties owned by IAC. These amounts were paid in full by MTCH at December 31, 2018, 2017 and 2016, respectively.
At December 31, 2017, MTCH had a tax receivable of $7.3 million due from the Company pursuant to the tax sharing agreement. Refunds made by the Company during 2018 and 2017 pursuant to this agreement were $7.0 million and $10.9 million, respectively. There were no outstanding receivables or payables pursuant to the tax sharing agreement as of December 31, 2018.
In December 2017, certain international subsidiaries of MTCH agreed to sell NOLs that were not expected to be utilized to an IAC subsidiary for $0.9 million.
IAC and ANGI:
IAC and ANGI, in connection with the Combination, entered into the following agreements:

•
A Contribution Agreement under which the Company separated its HomeAdvisor business from its other businesses and caused the HomeAdvisor business to be transferred to ANGI prior to the Combination. Under the Contribution Agreement, ANGI agrees to indemnify IAC against any losses arising out of any breach by ANGI of the Contribution Agreement;

•
An Investor Rights Agreement that provides IAC with (i) specified registration and other rights relating to shares of ANGI common stock owned by IAC; (ii) anti-dilution rights with respect to ANGI common stock; and (iii) specified board matters with respect to designation of ANGI directors;

•
A Services Agreement, under which IAC has agreed to provide a range of services to ANGI, including, among others, (i) assistance with certain legal, M&A, human resources, finance, risk management, internal audit and treasury functions, health and wellness, information security services and insurance and tax affairs, including assistance with certain public company and unclaimed property reporting obligations; (ii) accounting, controllership and payroll

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

processing services; (iii) investor relations services; (iv) tax compliance services; and (iv) such other services as to which IAC and ANGI may agree.

•
A Tax Sharing Agreement, which governs the respective rights, responsibilities and obligations of IAC and ANGI with respect to tax matters, including taxes attributable to ANGI, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, local and foreign income taxes; and

•
An Employee Matters Agreement, which governs the respective rights, responsibilities and obligations of IAC and ANGI after the closing of the Combination with respect to a range of compensation and benefit issues.

Additionally, on September 29, 2017, the Company and ANGI entered into two intercompany notes (collectively referred to as "Intercompany Notes") to ANGI as follows: (i) a Payoff Intercompany Note, which provided the funds necessary to repay the outstanding balance under Angie's List's previously existing credit agreement, totaling $61.5 million; and (ii) a Working Capital Intercompany Note, which provided ANGI with $15 million for working capital purposes. These Intercompany Notes were repaid on November 1, 2017, with a portion of the proceeds from the ANGI Term Loan that were received on the same date.
For the years ended December 31, 2018 and for the period subsequent to the Combination through December 31, 2017, 0.9 million and 0.4 million shares, respectively, of ANGI Class B common stock were issued to IAC pursuant to the employee matters agreement as reimbursement for shares of IAC common stock issued in connection with the exercise and vesting of IAC equity awards held by ANGI employees.
On October 10, 2018, IAC was issued 5.1 million shares of Class B common stock of ANGI pursuant to the post-closing adjustment provision of the Angie's List merger agreement.
For the years ended December 31, 2018 and for the period subsequent to the Combination through December 31, 2017, ANGI was charged $5.7 million and $1.7 million, respectively, by the Company for services rendered pursuant to the services agreement. At December 31, 2018 and 2017, the Company had a $0.1 million outstanding payable to ANGI and a $0.4 million receivable from ANGI, respectively, pursuant to the services agreement. In addition, ANGI had an outstanding payable due to IAC of $2.0 million at December 31, 2017 related primarily to transaction related costs incurred in connection with the Combination, which was paid in full during the first quarter of 2018. There were no comparable costs in 2018.
At December 31, 2018, ANGI had taxes payable of $12.1 million due to the Company pursuant to the tax sharing agreement. No payments were made to the Company during 2018 pursuant to this agreement.
IAC and Expedia:
Each of IAC and Expedia has a 50% ownership interest in two aircrafts that may be used by both companies. The Company and Expedia purchased an aircraft during the second quarter of 2017 to replace a previously owned aircraft, which was subsequently sold on February 13, 2018. The Company paid $17.4 million (50% of the total purchase price and refurbish costs) for its interest in the new aircraft. Members of the aircrafts' flight crews are employed by an entity in which each of the Company and Expedia has a 50% ownership interest. The Company and Expedia have agreed to share costs relating to flight crew compensation and benefits pro-rata according to each company's respective usage of the aircraft, for which they are separately billed by the entity described above. The Company and Expedia are related parties since they are under common control, given that Mr. Diller serves as Chairman and Senior Executive of both IAC and Expedia. For the years ended December 31, 2018, 2017 and 2016, total payments made to this entity by the Company were not material.
NOTE 16—BENEFIT PLANS
IAC has a retirement savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC/InterActiveCorp Retirement Savings Plan ("the Plan"), participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. IAC contributes fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's eligible earnings. Matching contributions for the Plan for the years ended December 31, 2018, 2017 and 2016 are $12.9 million, $11.1 million and $10.0 million, respectively. Matching

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the Plan. An investment option in the Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2018 and 2017 are due primarily to an increase in participation in the Plan due to increases in headcount from the Combination and continued corporate growth at ANGI, MTCH, Vimeo and Dotdash.
IAC also has or participates in various benefit plans, principally defined contribution plans, for its international employees. IAC's contributions for these plans for the years ended December 31, 2018, 2017 and 2016 are $3.4 million, $2.5 million and $2.1 million, respectively. The increase in contributions in 2018 and 2017 were due, in part, to an increase in participation in the international plans due to an increase in headcount at MTCH and ANGI as a result of continued business growth.
NOTE 17—CONSOLIDATED FINANCIAL STATEMENT DETAILS

	December 31,
	2018	2017
	(In thousands)
Other current assets:
Capitalized costs to obtain a contract with a customer	$69,817	$—
Prepaid expenses	55,586	49,350
Capitalized downloadable search toolbar costs, net	33,365	31,588
Income taxes receivable	10,132	33,239
Production costs	2,260	18,570
Other	57,093	52,627
Other current assets	$228,253	$185,374

	December 31,
	2018	2017
	(In thousands)
Property and equipment, net of accumulated depreciation and amortization:
Buildings and leasehold improvements	$249,026	$246,038
Computer equipment and capitalized software	229,083	218,529
Furniture and other equipment	86,694	88,930
Projects in progress	29,204	19,094
Land	11,591	14,390
Property and equipment	605,598	586,981
Accumulated depreciation and amortization	(286,798)	(271,811)
Property and equipment, net of accumulated depreciation and amortization	$318,800	$315,170

	December 31,
	2018	2017
	(In thousands)
Accrued expenses and other current liabilities:
Accrued employee compensation and benefits	$137,583	$108,431
Accrued advertising expense	105,520	96,445
Other	191,783	162,048
Accrued expenses and other current liabilities	$434,886	$366,924

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Revenue:
Service revenue	$4,249,227	$3,302,937	$2,967,474
Product revenue	13,665	4,302	172,408
Revenue	$4,262,892	$3,307,239	$3,139,882

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of revenue:
Cost of service revenue	$898,736	$647,226	$617,058
Cost of product revenue	12,410	3,782	138,672
Cost of revenue	$911,146	$651,008	$755,730

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Other income (expense), net	$305,746	$(16,213)	$60,650
Other income, net in 2018 includes: $124.2 million of net unrealized gains related to certain equity investments that were adjusted to fair value in accordance with ASU No. 2016-01, which was adopted on January 1, 2018; $120.6 million in gains related to the sales of Dictionary.com, Electus, Felix and CityGrid; $30.4 million of interest income; $27.9 million in realized gains related to the sale of certain equity investments; and $5.3 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound.
Other expense, net in 2017 includes: $16.8 million in net foreign currency exchange losses due primarily to the weakening of the dollar relative to the British Pound; $15.4 million expense related to the extinguishment of the 6.75% MTCH Senior Notes and repricing of the MTCH Term Loan; $13.0 million mark-to-market charge principally pertaining to a subsidiary denominated equity award held by a non-employee; $12.2 million in other-than-temporary impairment charges related to certain investments; $1.2 million expense related to the write-off of deferred financing costs associated with the repayment of the 4.875% Senior Notes; $34.9 million in realized gains related to the sale of certain investments; and $11.4 million of interest income.
Other income, net in 2016 includes: $37.5 million and $12.0 million in realized gains related to the sales of ShoeBuy and PriceRunner, respectively; $34.4 million in net foreign currency exchange gains due primarily to the strengthening of the dollar relative to the British Pound and Euro; $5.1 million of interest income; $3.6 million gain related to the sale of certain equity investments; $12.1 million non-cash charge related to the write-off of a proportionate share of original issue discount and deferred financing costs associated with the repayment of $440 million of the MTCH Term Loan; $10.7 million in other-than-temporary impairment charges related to certain investments; $3.8 million loss related to the sale of ASKfm; $3.6 million loss on the 4.75% and 4.875% Senior Note redemptions and repurchases; and $2.5 million mark-to-market charge principally pertaining to a subsidiary denominated equity award held by a non-employee.
NOTE 18—TRANSACTION AND INTEGRATION RELATED COSTS IN CONNECTION WITH THE COMBINATION
During the years ended December 31, 2018 and 2017, the Company incurred $3.6 million and $44.1 million, respectively, in costs related to the Combination (including severance, retention, transaction and integration related costs), as well as deferred revenue write-offs of $5.5 million and $7.8 million, respectively. During the years ended December 31, 2018 and 2017, the

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company also incurred $70.6 million and $122.1 million, respectively, in stock-based compensation expense related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination.
See "Note 4—Business Combination" for additional information on the Combination.
A summary of the costs incurred, payments made and the related accrual is presented below.

	Years Ended December 31,
	2018	2017
	(In thousands)
Transaction and integration related costs	$3,584	$44,101
Stock-based compensation expense	70,645	122,066
Total	$74,229	$166,167

	December 31,
	2018	2017
	(In thousands)
Accrual as of January 1	$8,480	$—
Costs incurred	3,584	44,101
Payments made	(12,064)	(35,621)
Accrual as of December 31	$—	$8,480
The costs are allocated as follows in the accompanying consolidated statement of operations:

	Year Ended December 31, 2018
	Integration Related Costs	Stock-based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—
Selling and marketing expense	—	2,161	2,161
General and administrative expense	3,584	61,010	64,594
Product development expense	—	7,474	7,474
Total	$3,584	$70,645	$74,229

	Year Ended December 31, 2017
	Transaction and Integration Related Costs	Stock-based Compensation Expense	Total
	(In thousands)
Cost of revenue	$—	$—	$—
Selling and marketing expense	7,430	24,416	31,846
General and administrative expense	36,120	83,420	119,540
Product development expense	551	14,230	14,781
Total	$44,101	$122,066	$166,167

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 4.75% Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 for: IAC, on a standalone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.
Balance sheet at December 31, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$1,018,082	$—	$1,113,550	$—	$2,131,632
Marketable securities	98,299	—	25,366	—	123,665
Accounts receivable, net of allowance and reserves	—	99,970	179,219	—	279,189
Other current assets	27,349	29,222	171,682	—	228,253
Intercompany receivables	—	1,423,456	—	(1,423,456)	—
Property and equipment, net of accumulated depreciation and amortization	6,526	163,281	148,993	—	318,800
Goodwill	—	412,009	2,314,850	—	2,726,859
Intangible assets, net of accumulated amortization	—	43,914	587,508	—	631,422
Investment in subsidiaries	1,897,699	214,519	—	(2,112,218)	—
Other non-current assets	274,789	94,290	251,315	(185,629)	434,765
Total assets	$3,322,744	$2,480,661	$4,792,483	$(3,721,303)	$6,874,585

Current portion of long-term debt	$—	$—	$13,750	$—	$13,750
Accounts payable, trade	1,304	36,293	37,310	—	74,907
Other current liabilities	41,721	95,405	657,775	—	794,901
Long-term debt, net	34,262	—	2,211,286	—	2,245,548
Income taxes payable	15	1,707	35,862	—	37,584
Intercompany liabilities	402,056	—	1,021,400	(1,423,456)	—
Other long-term liabilities	261	18,181	257,594	(185,629)	90,407
Redeemable noncontrolling interests	—	—	65,687	—	65,687
Shareholders' equity (deficit)	2,843,125	2,329,075	(216,857)	(2,112,218)	2,843,125
Noncontrolling interests	—	—	708,676	—	708,676
Total liabilities and shareholders' equity	$3,322,744	$2,480,661	$4,792,483	$(3,721,303)	$6,874,585

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet at December 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$585,639	$—	$1,045,170	$—	$1,630,809
Marketable securities	4,995	—	—	—	4,995
Accounts receivable, net of allowance and reserves	31	109,289	194,707	—	304,027
Other current assets	49,159	33,387	102,828	—	185,374
Intercompany receivables	—	668,703	—	(668,703)	—
Property and equipment, net of accumulated depreciation and amortization	2,811	174,323	138,036	—	315,170
Goodwill	—	412,010	2,147,056	—	2,559,066
Intangible assets, net of accumulated amortization	—	74,852	588,885	—	663,737
Investment in subsidiaries	2,077,898	554,998	—	(2,632,896)	—
Other non-current assets	170,073	87,306	79,688	(132,435)	204,632
Total assets	$2,890,606	$2,114,868	$4,296,370	$(3,434,034)	$5,867,810

Current portion of long-term debt	$—	$—	$13,750	$—	$13,750
Accounts payable, trade	5,163	30,469	40,939	—	76,571
Other current liabilities	29,489	88,050	591,868	—	709,407
Long-term debt, net	34,572	—	1,944,897	—	1,979,469
Income taxes payable	16	1,605	24,003	—	25,624
Intercompany liabilities	390,827	—	277,876	(668,703)	—
Other long-term liabilities	511	18,613	186,610	(132,435)	73,299
Redeemable noncontrolling interests	—	—	42,867	—	42,867
Shareholders' equity	2,430,028	1,976,131	656,765	(2,632,896)	2,430,028
Noncontrolling interests	—	—	516,795	—	516,795
Total liabilities and shareholders' equity	$2,890,606	$2,114,868	$4,296,370	$(3,434,034)	$5,867,810

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$850,475	$3,412,795	$(378)	$4,262,892
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	195	262,912	648,330	(291)	911,146
Selling and marketing expense	977	313,769	1,204,844	(150)	1,519,440
General and administrative expense	141,727	49,563	582,720	69	774,079
Product development expense	2,003	56,431	250,901	(6)	309,329
Depreciation	1,203	12,497	61,660	—	75,360
Amortization of intangibles	—	29,437	78,962	—	108,399
Total operating costs and expenses	146,105	724,609	2,827,417	(378)	3,697,753
Operating (loss) income	(146,105)	125,866	585,378	—	565,139
Equity in earnings of unconsolidated affiliates	731,834	20,083	—	(751,917)	—
Interest expense	(1,700)	—	(107,627)	—	(109,327)
Other (expense) income, net (a)	(18,834)	503,261	199,757	(378,438)	305,746
Earnings before income taxes	565,195	649,210	677,508	(1,130,355)	761,558
Income tax benefit (provision)	61,766	(56,612)	(8,965)	—	(3,811)
Net earnings	626,961	592,598	668,543	(1,130,355)	757,747
Net earnings attributable to noncontrolling interests	—	—	(130,786)	—	(130,786)
Net earnings attributable to IAC shareholders	$626,961	$592,598	$537,757	$(1,130,355)	$626,961
Comprehensive income attributable to IAC shareholders	$601,683	$601,232	$515,766	$(1,116,998)	$601,683
____________________

(a)	During the year ended December 31, 2018, foreign cash of $396.2 million was repatriated to the U.S, of which $25.2 million was between non-guarantor subsidiaries.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$753,858	$2,553,998	$(617)	$3,307,239
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	160	159,488	491,865	(505)	651,008
Selling and marketing expense	1,250	353,186	1,027,304	(519)	1,381,221
General and administrative expense	100,237	62,340	556,273	407	719,257
Product development expense	2,421	55,232	193,226	—	250,879
Depreciation	1,564	20,668	52,033	—	74,265
Amortization of intangibles	—	11,213	30,930	—	42,143
Total operating costs and expenses	105,632	662,127	2,351,631	(617)	3,118,773
Operating (loss) income	(105,632)	91,731	202,367	—	188,466
Equity in earnings of unconsolidated affiliates	419,149	20,755	—	(439,904)	—
Interest expense	(20,339)	—	(84,956)	—	(105,295)
Other (expense) income, net	(30,787)	28,434	(13,860)	—	(16,213)
Earnings before income taxes	262,391	140,920	103,551	(439,904)	66,958
Income tax benefit (provision)	42,533	(119,957)	368,474	—	291,050
Net earnings	304,924	20,963	472,025	(439,904)	358,008
Net earnings attributable to noncontrolling interests	—	—	(53,084)	—	(53,084)
Net earnings attributable to IAC shareholders	$304,924	$20,963	$418,941	$(439,904)	$304,924
Comprehensive income attributable to IAC shareholders	$367,370	$7,629	$498,032	$(505,661)	$367,370

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of operations for the year ended December 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$960,000	$2,180,487	$(605)	$3,139,882
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	859	297,712	457,571	(412)	755,730
Selling and marketing expense	2,353	417,051	828,016	(323)	1,247,097
General and administrative expense	89,583	83,636	357,097	130	530,446
Product development expense	4,807	69,778	138,180	—	212,765
Depreciation	1,610	26,514	43,552	—	71,676
Amortization of intangibles	—	41,157	38,269	—	79,426
Goodwill impairment	—	253,245	22,122	—	275,367
Total operating costs and expenses	99,212	1,189,093	1,884,807	(605)	3,172,507
Operating (loss) income	(99,212)	(229,093)	295,680	—	(32,625)
Equity in earnings of unconsolidated affiliates	49,545	6,774	—	(56,319)	—
Interest expense	(26,876)	—	(82,234)	—	(109,110)
Other (expense) income, net	(1,879)	10,209	52,320	—	60,650
(Loss) earnings before income taxes	(78,422)	(212,110)	265,766	(56,319)	(81,085)
Income tax benefit (provision)	37,142	77,851	(50,059)	—	64,934
Net (loss) earnings	(41,280)	(134,259)	215,707	(56,319)	(16,151)
Net earnings attributable to noncontrolling interests	—	—	(25,129)	—	(25,129)
Net (loss) earnings attributable to IAC shareholders	$(41,280)	$(134,259)	$190,578	$(56,319)	$(41,280)
Comprehensive (loss) income attributable to IAC shareholders	$(76,431)	$(142,494)	$145,039	$(2,545)	$(76,431)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(38,737)	$583,498	$822,227	$(378,860)	$988,128
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,142)	(50,530)	(9,824)	—	(64,496)
Capital expenditures	(5,274)	(1,396)	(78,964)	—	(85,634)
Proceeds from maturities and sales of marketable debt securities	298,600	—	35,000	—	333,600
Purchases of marketable debt securities	(390,005)	—	(59,671)	—	(449,676)
Net proceeds from the sale of businesses and investments	408	87,254	49,057	—	136,719
Purchases of investments	(39,180)	—	(13,800)	—	(52,980)
Other, net	(5,000)	7,451	6,576	—	9,027
Net cash (used in) provided by investing activities	(144,593)	42,779	(71,626)	—	(173,440)
Cash flows from financing activities:
Repurchases of IAC debt	(363)	—	—	—	(363)
Proceeds from issuance of Match Group debt	—	—	260,000	—	260,000
Principal payments on ANGI Homeservices Term Loan	—	—	(13,750)	—	(13,750)
Debt issuance costs	—	—	(5,449)	—	(5,449)
Purchase of IAC treasury stock	(82,891)	—	—	—	(82,891)
Purchase of Match Group treasury stock	—	—	(133,455)	—	(133,455)
Proceeds from the exercise of IAC stock options	41,700	—	—	—	41,700
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	—	—	4,705	—	4,705
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(18,982)	—	—	—	(18,982)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	—	—	(237,564)	—	(237,564)
Dividends paid to Match Group noncontrolling interests	—	—	(105,126)	—	(105,126)
Purchase of noncontrolling interests	—	—	(16,063)	—	(16,063)
Acquisition-related contingent consideration payments	—	—	(185)	—	(185)
Intercompany	673,308	(625,338)	(426,830)	378,860	—
Other, net	2,674	(939)	(7,110)	—	(5,375)
Net cash provided by (used in) financing activities	615,446	(626,277)	(680,827)	378,860	(312,798)
Total cash provided	432,116	—	69,774	—	501,890
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	327	—	(2,214)	—	(1,887)
Net increase in cash, cash equivalents, and restricted cash	432,443	—	67,560	—	500,003
Cash, cash equivalents, and restricted cash at beginning of period	585,639	—	1,048,043	—	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$1,018,082	$—	$1,115,603	$—	$2,133,685

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2017:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(52,582)	$131,700	$337,581	$416,699
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,550)	(144,003)	(146,553)
Capital expenditures	(337)	(1,169)	(74,017)	(75,523)
Proceeds from maturities and sales of marketable debt securities	114,350	—	—	114,350
Purchases of marketable debt securities	(29,891)	—	—	(29,891)
Net proceeds from the sale of businesses and investments	1,266	—	184,512	185,778
Purchases of investments	—	—	(9,106)	(9,106)
Other, net	—	1,944	1,050	2,994
Net cash provided by (used in) investing activities	85,388	(1,775)	(41,564)	42,049
Cash flows from financing activities:
Proceeds from issuance of IAC debt	—	—	517,500	517,500
Repurchases of IAC debt	(393,464)	—	—	(393,464)
Proceeds from issuance of Match Group debt	—	—	525,000	525,000
Principal payments on Match Group debt	—	—	(445,172)	(445,172)
Borrowing under ANGI Homeservices Term Loan	—	—	275,000	275,000
Purchase of exchangeable note hedge	—	—	(74,365)	(74,365)
Proceeds from issuance of warrants	23,650	—	—	23,650
Debt issuance costs	—	—	(33,744)	(33,744)
Purchase of IAC treasury stock	(56,424)	—	—	(56,424)
Proceeds from the exercise of IAC stock options	82,397	—	—	82,397
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	—	—	61,095	61,095
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(93,832)	—	—	(93,832)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	—	—	(264,323)	(264,323)
Purchase of Match Group stock-based awards	—	—	(272,459)	(272,459)
Purchase of noncontrolling interests	—	—	(15,439)	(15,439)
Acquisition-related contingent consideration payments	—	—	(27,289)	(27,289)
Intercompany	416,396	(129,925)	(286,471)	—
Other, net	251	—	(5,251)	(5,000)
Net cash used in financing activities	(21,026)	(129,925)	(45,918)	(196,869)
Total cash provided	11,780	—	250,099	261,879
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	75	—	11,529	11,604
Net increase in cash, cash equivalents, and restricted cash	11,855	—	261,628	273,483
Cash, cash equivalents, and restricted cash at beginning of period	573,784	—	786,415	1,360,199
Cash, cash equivalents, and restricted cash at end of period	$585,639	$—	$1,048,043	$1,633,682

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of cash flows for the year ended December 31, 2016:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(62,686)	$128,503	$278,421	$—	$344,238
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(18,403)	—	(18,403)
Capital expenditures	(479)	(5,792)	(71,768)	—	(78,039)
Proceeds from maturities and sales of marketable debt securities	252,369	—	—	—	252,369
Purchases of marketable debt securities	(313,943)	—	—	—	(313,943)
Investments in time deposits	—	—	(87,500)	—	(87,500)
Proceeds from maturities of time deposits	—	—	87,500	—	87,500
Net proceeds from the sale of businesses and investments	73,843	1,779	96,606	—	172,228
Purchases of investments	—	—	(12,565)	—	(12,565)
Intercompany	(155,104)	—	—	155,104	—
Other, net	126	910	10,179	—	11,215
Net cash (used in) provided by investing activities	(143,188)	(3,103)	4,049	155,104	12,862
Cash flows from financing activities:
Repurchases of IAC debt	(126,409)	—	—	—	(126,409)
Proceeds from issuance of Match Group debt	—	—	400,000	—	400,000
Principal payments on Match Group debt	—	—	(450,000)	—	(450,000)
Debt issuance costs	—	—	(7,811)	—	(7,811)
Purchase of IAC treasury stock	(308,948)	—	—	—	(308,948)
Proceeds from the exercise of IAC stock options	25,821	—	—	—	25,821
Proceeds from the exercise of Match Group stock options	—	—	39,378	—	39,378
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(26,716)	—	—	—	(26,716)
Withholding taxes paid on behalf of Match Group employees on net settled stock-based awards	—	—	(29,830)	—	(29,830)
Purchase of noncontrolling interests	(1,400)	—	(1,340)	—	(2,740)
Acquisition-related contingent consideration payments	—	(351)	(1,829)	—	(2,180)
Intercompany	122,965	(122,965)	155,104	(155,104)	—
Other, net	(313)	(2,084)	(308)	—	(2,705)
Net cash (used in) provided by financing activities	(315,000)	(125,400)	103,364	(155,104)	(492,140)
Total cash (used) provided	(520,874)	—	385,834	—	(135,040)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(6,434)	—	(6,434)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(520,874)	—	379,400	—	(141,474)
Cash, cash equivalents, and restricted cash at beginning of period	1,094,658	—	407,015	—	1,501,673
Cash, cash equivalents, and restricted cash at end of period	$573,784	$—	$786,415	$—	$1,360,199

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31 (a)	Quarter Ended June 30 (b)	Quarter Ended September 30 (c)	Quarter Ended December 31(d)
	(In thousands, except per share data)
Year Ended December 31, 2018
Revenue	$995,075	$1,059,122	$1,104,592	$1,104,103
Cost of revenue	201,962	218,224	237,238	253,722
Operating income	89,950	168,437	172,832	133,920
Net earnings	87,839	280,854	171,577	217,477
Net earnings attributable to IAC shareholders	71,082	218,353	145,774	191,752
Per share information attributable to IAC shareholders:
Basic earnings per share(g)	$0.86	$2.61	$1.75	$2.29
Diluted earnings per share(g)	$0.71	$2.32	$1.49	$2.04

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30(e)	Quarter Ended December 31(f)
	(In thousands, except per share data)
Year Ended December 31, 2017
Revenue	$760,833	$767,387	$828,434	$950,585
Cost of revenue	145,958	139,033	166,290	199,727
Operating income (loss)	37,060	75,635	(18,589)	94,360
Net earnings	28,463	80,557	225,639	23,349
Net earnings attributable to IAC shareholders	26,209	66,268	179,643	32,804
Per share information attributable to IAC shareholders:
Basic earnings per share(g)	$0.34	$0.84	$2.22	$0.40
Diluted earnings per share(g)	$0.29	$0.70	$1.79	$0.37
_______________________________________________________________________________

(a)
The first quarter of 2018 includes after-tax stock-based compensation expense of $14.6 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, as well as after-tax costs of $4.1 million related to the Combination (including $2.8 million of deferred revenue write-offs).

(b)	The second quarter of 2018 includes:

i.
after-tax stock-based compensation expense of $12.8 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination, and the acceleration of certain converted equity awards resulting from the termination of Angie's List employees in connection with the Combination, as well as after-tax costs of $2.0 million related to the Combination (including $1.8 million of deferred revenue write-offs).

ii.	after-tax realized and unrealized gains of $133.3 million related to the sale of a certain equity investment.

(c)
The third quarter of 2018 includes after-tax stock-based compensation expense of $12.3 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

(d)	The fourth quarter of 2018 includes:

i.
after-tax stock-based compensation expense of $14.4 million related to the modification of previously issued HomeAdvisor equity awards and previously issued Angie's List equity awards, both of which were converted into ANGI Homeservices' equity awards in the Combination.

ii.	combined after-tax gains of $92.5 million related to the sales of Dictionary.com, Electus, Felix and CityGrid.

iii.	after-tax impairment charges related to indefinite-lived intangible assets of $21.3 million.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e)	The third quarter of 2017 includes:

i.
after-tax stock-based compensation expense of $60.9 million related to the modification of previously issued HomeAdvisor vested awards, which were converted into ANGI Homeservices equity awards, and the acceleration of certain Angie’s List equity awards in connection with the Combination, as well as after-tax costs of $17.4 million related to the Combination.

ii.	a reduction to the income tax provision of $257.0 million related to excess tax benefits generated by the exercise, purchase and settlement of stock-based awards.

(f)
The fourth quarter of 2017 includes after-tax stock-based compensation expense of $15.8 million related to the modification of previously issued HomeAdvisor unvested awards, which were converted into ANGI Homeservices equity awards, the expense related to previously issued Angie's List equity awards and the acceleration of certain Angie's List equity awards resulting from the termination of employees in connection with the Combination, as well as after-tax costs of $13.9 million related to the Combination (including $7.6 million of deferred revenue write-offs).

(g)	Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.
NOTE 21—SUBSEQUENT EVENTS (UNAUDITED)
On February 11, 2019, the Company and Google amended the services agreement, effective as of April 1, 2020.  The amendment extends the expiration date of the agreement to March 31, 2023; provided that beginning September 2020 and each September thereafter, either party may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given.  The Company believes that the amended agreement, taken as a whole, is comparable to the Company’s previously existing agreement with Google.
On February 15, 2019, MTCH completed a private offering of $350 million aggregate principal amount of its 5.625% Senior Notes due 2029. A portion of the proceeds from these notes were used to repay outstanding borrowings under the MTCH Credit Facility and to pay expenses associated with the offering; the remaining proceeds will be used for general corporate purposes.

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2018, the Company's internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
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
Changes in Internal Control Over Financial Reporting
The Company monitors and evaluates on an ongoing basis its internal control over financial reporting in order to improve its overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant. As required by Rule 13a-15(d), IAC management, including the Chairman and Senior Executive, the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of IAC/InterActiveCorp
Opinion on Internal Control over Financial Reporting
We have audited IAC/InterActiveCorp and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IAC/InterActiveCorp and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a), and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP

New York, New York
March 1, 2019

Item 9B.    Other Information
Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) has been incorporated herein by reference to IAC's definitive Proxy Statement to be used in connection with its 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement"), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Items 401 and 405 of Regulation S-K relating to directors and executive officers of IAC and their compliance with Section 16(a) of the Exchange Act is set forth in the sections entitled "Information Concerning Director Nominees" and "Information Concerning IAC Executive Officers Who Are Not Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the 2019 Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K relating to IAC's Code of Ethics is set forth under the caption "Part I-Item 1-Business-Description of IAC Businesses-Additional Information-Code of Ethics" of this annual report and is incorporated herein by reference. The information required by subsections (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K is set forth in the sections entitled "Corporate Governance" and "The Board and Board Committees" in the 2019 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by Item 402 of Regulation S-K relating to executive and director compensation and pay ratio disclosure is set forth in the sections entitled "Executive Compensation," "Director Compensation" and "Pay Ratio Disclosure" in the 2019 Proxy Statement and is incorporated herein by reference. The information required by subsections (e)(4) and (e)(5) of Item 407 of Regulation S-K relating to certain compensation committee matters is set forth in the sections entitled "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the 2019 Proxy Statement and is incorporated herein by reference; provided, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding ownership of IAC common stock and Class B common stock required by Item 403 of Regulation S-K and securities authorized for issuance under IAC's various equity compensation plans required by Item 201(d) of Regulation S-K is set forth in the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," respectively, in the 2019 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions involving IAC required by Item 404 of Regulation S-K and director independence determinations required by Item 407(a) of Regulation S-K is set forth in the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance," respectively, in the 2019 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information required by Item 9(e) of Schedule 14A regarding the fees and services of IAC's independent registered public accounting firm and the pre-approval policies and procedures applicable to services provided to IAC by such firm is set forth in the sections entitled "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy," respectively, in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)   List of documents filed as part of this Report:

(1)   Consolidated Financial Statements of IAC
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.
Consolidated Balance Sheet as of December 31, 2018 and 2017.
Consolidated Statement of Operations for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.
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
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
3.4	Certificate of Designations of Series C Cumulative Preferred Stock.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.5	Certificate of Designations of Series D Cumulative Preferred Stock.	Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018.
4.1	Indenture for 4.75% Senior Notes due 2022, dated as of December 21, 2012, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
4.2
Supplemental Indenture for 4.75% Senior Notes due 2022, dated as of May 30, 2013, among IAC/InterActiveCorp, the Guarantors named therein and Computershare Trust Company, N.A., as Trustee, with a schedule of subsequent Guarantors.
Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
4.3	Indenture for 0.875% Senior Exchangeable Notes due 2022, dated as of October 2, 2017, among IAC FinanceCo, Inc., IAC/InterActiveCorp and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on October 6, 2017.
4.4	Indenture for 6.375% Senior Notes, dated June 1, 2016, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to Match Group, Inc.’s Current Report on Form 8-K, filed on June 2, 2016.
4.5	Indenture for 5.00% Senior Notes, dated as of December 4, 2017, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on December 4, 2017.
4.6	Registration Rights Agreement, dated as of October 2, 2017, among IAC/InterActiveCorp, IAC FinanceCo, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 6, 2017.
10.1	Amended and Restated Governance Agreement, dated as of August 9, 2005, among the Registrant, Liberty Media Corporation and Barry Diller.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.2	Letter Agreement, dated as of December 1, 2010, by and among the Registrant, Liberty Media Corporation, Liberty USA Holdings, LLC and Barry Diller.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.3	Letter Agreement, dated as of December 1, 2010, by and between the Registrant and Barry Diller.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
10.4	IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 29, 2018.

10.5	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(1)(2)
10.6	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2018 Stock and Annual Incentive Plan.(1)(2)
10.7	IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.
10.8	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.9	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2013 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
10.10	IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Annex F to the Registrant's Definitive Proxy Statement, filed on July 10, 2008.
10.11	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.12	Form of Terms and Conditions for Restricted Stock Units granted under the IAC/InterActiveCorp 2008 Stock and Annual Incentive Plan.(1)	Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
10.13	IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
10.14	Form of Terms and Conditions for Stock Options granted under the IAC/InterActiveCorp 2005 Stock and Annual Incentive Plan.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
10.15	Summary of Non-Employee Director Compensation Arrangements.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.
10.16	2011 IAC/InterActiveCorp Deferred Compensation Plan for Non-Employee Directors.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

10.17	Equity and Bonus Compensation Arrangement, dated as of August 24, 1995, between Barry Diller and the Registrant.	Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.18	Employment Agreement between Joseph Levin and the Registrant, dated as of November 21, 2017.(1)	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 22, 2017.
10.19	Second Amended and Restated Employment Agreement between Victor A. Kaufman and the Registrant, dated as of March 15, 2012.(1)	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012.
10.20	Employment Agreement between Glenn H. Schiffman and the Registrant, dated as of April 7, 2016.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.
10.21	Employment Agreement between Mark Stein and the Registrant, dated as of June 28, 2018.(1)	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on June 29, 2018.
10.22	Employment Agreement between Gregg Winiarski and the Registrant, dated as of February 26, 2010.(1)	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.
10.23	Google Services Agreement, dated as of October 26, 2015, between the Registrant and Google Inc.(3)	Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.24
Second Amended and Restated Credit Agreement, dated as of November 5, 2018, by and among IAC Group, LLC, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 9, 2018.
10.25
Amended and Restated Credit Agreement, dated as of November 16, 2015, among Match Group, Inc., as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

Exhibit 10.11 to Match Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10.26
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
10.27
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

Exhibit 10.1 to Match Group, Inc.'s Current Report on Form 8-K, filed on August 17, 2017.
10.28
Amendment No. 5, dated as of December 7, 2018, to the Credit Agreement dated as of October 7, 2015, as amended and restated as of November 16, 2015, as further amended as of December 16, 2015, as further amended December 8, 2016 and as further amended August 14, 2017, among Match Group, Inc., as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 13, 2018.
10.29
Amended and Restated Credit Agreement, dated as of November 5, 2018, by and among ANGI Homeservices Inc., the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on November 9, 2018.
10.30	Master Transaction Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc..	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.31	Employee Matters Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.32	Amendment No.1 to Employee Matters Agreement, dated as of April 13, 2016, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 99.2 to the Schedule 13D related to Match Group, Inc. filed by the Registrant on April 14, 2016.
10.33	Investor Rights Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.34	Tax Sharing Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.35	Services Agreement, dated as of November 24, 2015, by and between IAC/InterActiveCorp and Match Group, Inc.	Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on November 24, 2015.
10.36	Contribution Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.37	Employee Matters Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.5 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.

10.38	Investor Rights Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.39	Tax Sharing Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.4 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
10.40	Services Agreement, dated as of September 29, 2017, by and between IAC/InterActiveCorp and ANGI Homeservices Inc.	Exhibit 2.3 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
21.1	Subsidiaries of the Registrant as of December 31, 2018.(2)
23.1	Consent of Ernst & Young LLP.(2)
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

March 1, 2019	IAC/INTERACTIVECORP
	By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2019:

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
Richard F. Zannino

Schedule II
IAC/INTERACTIVECORP AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2018
Allowance for doubtful accounts and revenue reserves	$11,489	$48,445	(a)	$(573)		$(40,501)	(d)	$18,860
Deferred tax valuation allowance	132,598	(20,746)	(b)	4,001	(c)	—		115,853
Other reserves	2,544							7,734
2017
Allowance for doubtful accounts and revenue reserves	$16,405	$28,930	(a)	$(1,006)		$(32,840)	(d)	$11,489
Sales returns accrual	80	—		(80)		—		—
Deferred tax valuation allowance	88,170	38,144	(e)	6,284	(f)	—		132,598
Other reserves	2,822							2,544
2016
Allowance for doubtful accounts and revenue reserves	$16,528	$17,733	(a)	$(695)		$(17,161)	(d)	$16,405
Sales returns accrual	828	14,998		(962)		(14,784)		80
Deferred tax valuation allowance	90,482	(837)	(g)	(1,475)	(h)	—		88,170
Other reserves	2,801							2,822
_________________________________________________________

(a)	Additions to the allowance for doubtful accounts are charged to expense. Additions to the revenue reserves are charged against revenue.

(b)
Amount is primarily related to a decrease in foreign tax credits subject to a valuation allowance and the realization of previously unbenefited capital losses, partially offset by an increase in state net operating losses and foreign interest deduction carryforwards.

(c)	Amount is primarily related to acquired federal and state NOLs, partially offset by currency translation adjustments on foreign NOLs.

(d)	Write-off of fully reserved accounts receivable.

(e)	Amount is due primarily to the establishment of foreign NOLs related to an acquisition.

(f)	Amount is primarily related to acquired state NOLs, acquired foreign tax credits and currency translation adjustments on foreign NOLs.

(g)
Amount is primarily related to other-than-temporary impairment charges for certain cost method investments and an increase in federal capital and NOLs, partially offset by a decrease in state NOLs, foreign tax credits, and foreign NOLs.

(h)
Amount is primarily related to the realization of previously unbenefited unrealized losses on available-for-sale marketable equity securities included in accumulated other comprehensive income and currency translation adjustments on foreign NOLs.