Form 10-Q
period 2019-03-31
IAC/INTERACTIVECORP
filed 2019-05-09
CIK 891103

As filed with the Securities and Exchange Commission on May 9, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001	IAC	The Nasdaq Stock Market LLC
As of May 3, 2019, the following shares of the registrant's common stock were outstanding:

Common Stock	78,308,663
Class B Common Stock	5,789,499
Total outstanding Common Stock	84,098,162

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 3, 2019 was $17,697,229,465. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$2,217,337	$2,131,632
Marketable securities	40,401	123,665
Accounts receivable, net of allowance and reserves of $19,913 and $18,860, respectively	345,686	279,189
Other current assets	226,474	228,253
Total current assets	2,829,898	2,762,739

Right of use assets	172,558	—
Property and equipment, net of accumulated depreciation and amortization of $295,917 and $286,798, respectively	325,888	318,800
Goodwill	2,745,788	2,726,859
Intangible assets, net of accumulated amortization of $155,945 and $136,405, respectively	608,109	631,422
Long-term investments	234,596	235,055
Deferred income taxes	129,304	64,786
Other non-current assets	113,761	134,924
TOTAL ASSETS	$7,159,902	$6,874,585

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	83,535	74,907
Deferred revenue	386,943	360,015
Accrued expenses and other current liabilities	423,592	434,886
Total current liabilities	907,820	883,558

Long-term debt, net	2,332,234	2,245,548
Income taxes payable	36,176	37,584
Deferred income taxes	22,903	23,600
Other long-term liabilities	217,519	66,807

Redeemable noncontrolling interests	71,914	65,687

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 262,629 and 262,303 shares, respectively, and outstanding 78,289 and 77,963 shares, respectively	263	262
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	11,868,424	12,022,387
Retained earnings	1,347,489	1,258,794
Accumulated other comprehensive loss	(126,719)	(128,722)
Treasury stock 194,708 shares, respectively	(10,309,612)	(10,309,612)
Total IAC shareholders' equity	2,779,861	2,843,125
Noncontrolling interests	791,475	708,676
Total shareholders' equity	3,571,336	3,551,801
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,159,902	$6,874,585

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Revenue	$1,105,843	$995,075
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	260,071	201,962
Selling and marketing expense	421,860	402,832
General and administrative expense	213,616	184,184
Product development expense	88,700	76,937
Depreciation	18,971	19,257
Amortization of intangibles	22,752	19,953
Total operating costs and expenses	1,025,970	905,125
Operating income	79,873	89,950
Interest expense	(31,143)	(26,505)
Other income (expense), net	651	(4,619)
Earnings before income taxes	49,381	58,826
Income tax benefit	63,604	29,013
Net earnings	112,985	87,839
Net earnings attributable to noncontrolling interests	(24,290)	(16,757)
Net earnings attributable to IAC shareholders	$88,695	$71,082

Per share information attributable to IAC shareholders:
Basic earnings per share	$1.06	$0.86
Diluted earnings per share	$0.91	$0.71

Stock-based compensation expense by function:
Cost of revenue	$1,289	$710
Selling and marketing expense	2,717	1,765
General and administrative expense	45,010	45,626
Product development expense	18,428	10,981
Total stock-based compensation expense	$67,444	$59,082
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net earnings	$112,985	$87,839
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	1,309	35,393
Change in unrealized gains and losses of available-for-sale debt securities	1	—
Total other comprehensive income	1,310	35,393
Comprehensive income, net of tax	114,295	123,232
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(24,290)	(16,757)
Change in foreign currency translation adjustment attributable to noncontrolling interests	(316)	(7,036)
Change in unrealized gains and losses of available-for-sale debt securities attributable to noncontrolling interests	1	—
Comprehensive income attributable to noncontrolling interests	(24,605)	(23,793)
Comprehensive income attributable to IAC shareholders	$89,690	$99,439

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2019 and 2018
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2018	$65,687	$262	262,303	$16	16,157	$12,022,387	$1,258,794	$(128,722)	$(10,309,612)	$2,843,125	$708,676	$3,551,801
Net (loss) earnings	(1,051)	—	—	—	—	—	88,695	—	—	88,695	25,341	114,036
Other comprehensive loss, net of tax	186	—	—	—	—	—	—	995	—	995	129	1,124
Stock-based compensation expense	42	—	—	—	—	20,165	—	—	—	20,165	47,237	67,402
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	326	—	—	(4,911)	—	—	—	(4,910)	—	(4,910)
Purchase of noncontrolling interests	(3,182)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	10,242	—	—	—	—	(10,242)	—	—	—	(10,242)	—	(10,242)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in Match Group	—	—	—	—	—	(133,861)	—	1,001	—	(132,860)	984	(131,876)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in ANGI Homeservices	—	—	—	—	—	(25,097)	—	7	—	(25,090)	9,108	(15,982)
Other	(10)	—	—	—	—	(17)	—	—	—	(17)	—	(17)
Balance at March 31, 2019	$71,914	$263	262,629	$16	16,157	$11,868,424	$1,347,489	$(126,719)	$(10,309,612)	$2,779,861	$791,475	$3,571,336

Balance at December 31, 2017	$42,867	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	(10,226,721)	$2,430,028	$516,795	$2,946,823
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	36,795	—	—	36,795	3,410	40,205
Net (loss) earnings	(959)	—	—	—	—	—	71,082	—	—	71,082	17,716	88,798
Other comprehensive income, net of tax	579	—	—	—	—	—	—	28,357	—	28,357	6,457	34,814
Stock-based compensation expense	410	—	—	—	—	17,214	—	—	—	17,214	41,458	58,672
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	772	—	—	25,275	—	—	—	25,275	—	25,275
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(269)	(269)
Adjustment of redeemable noncontrolling interests to fair value	3,403	—	—	—	—	(3,403)	—	—	—	(3,403)	—	(3,403)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in Match Group	—	—	—	—	—	(111,721)	—	264	—	(111,457)	1,414	(110,043)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes, and impact to noncontrolling interests in ANGI Homeservices	—	—	—	—	—	(1,938)	—	(3)	—	(1,941)	798	(1,143)
Noncontrolling interests created in acquisitions	787	—	—	—	—	—	—	—	—	—	—	—
Other	12	—	—	—	—	2,577	—	—	—	2,577	85	2,662
Balance at March 31, 2018	$47,099	$261	$261,396	$16	$16,157	$12,093,006	$702,915	$(74,950)	$(10,226,721)	$2,494,527	$587,864	$3,082,391

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$112,985	$87,839
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	67,444	59,082
Amortization of intangibles	22,752	19,953
Depreciation	18,971	19,257
Bad debt expense	15,005	9,528
Deferred income taxes	(65,107)	(31,895)
Other adjustments, net	18,741	13,726
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(88,367)	(29,901)
Other assets	6,730	(22,680)
Accounts payable and other liabilities	(26,829)	(7,592)
Income taxes payable and receivable	(6,154)	(7,034)
Deferred revenue	26,770	41,725
Net cash provided by operating activities	102,941	152,008
Cash flows from investing activities:
Acquisitions, net of cash acquired	(21,555)	(21,295)
Capital expenditures	(25,855)	(14,801)
Proceeds from maturities of marketable debt securities	123,500	5,000
Purchases of marketable debt securities	(39,740)	(4,975)
Net proceeds from the sale of businesses and investments	20,472	15
Purchases of investments	—	(18,180)
Other, net	(1,215)	9,347
Net cash provided by (used in) investing activities	55,607	(44,889)
Cash flows from financing activities:
Borrowings under Match Group Credit Facility	40,000	—
Proceeds from Match Group 2019 Senior Notes offering	350,000	—
Principal payments on Match Group Credit Facility	(300,000)	—
Principal payments on ANGI Homeservices Term Loan	(3,438)	(3,438)
Debt issuance costs	(5,542)	(193)
Purchase of Match Group treasury stock	(24,186)	(32,465)
Proceeds from the exercise of IAC stock options	9,298	24,254
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	573	1,752
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(14,062)	(282)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	(123,148)	(75,028)
Purchase of noncontrolling interests	(3,182)	(234)
Acquisition-related contingent consideration payments	—	(185)
Other, net	27	2,669
Net cash used in financing activities	(73,660)	(83,150)
Total cash provided	84,888	23,969
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	815	2,746
Net increase in cash, cash equivalents, and restricted cash	85,703	26,715
Cash, cash equivalents, and restricted cash at beginning of period	2,133,685	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$2,219,388	$1,660,397

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish and OkCupid, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy, and also operates Vimeo and Dotdash, among many other online businesses.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
As of March 31, 2019, IAC’s economic and voting interest in:

•	Match Group were 80.4%, and 97.5%, respectively. All references to "Match Group" or "MTCH" in this report are to Match Group, Inc.

•	ANGI Homeservices were 83.3%, and 98.0%, respectively. All reference to "ANGI Homeservices" or "ANGI" in this report are to ANGI Homeservices Inc.
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
In management's opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Accounting for Investments and Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board's ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer; value is generally determined based on a market approach as of the transaction date. An investment will be considered identical or similar if it has identical or similar rights to the equity investments held by the Company. The Company reviews its equity securities for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the security is below the carrying value, the Company writes down the security to its fair value and records the corresponding charge within other income (expense), net.
Investments in the common stock or in-substance common stock of entities in which the Company has the ability to

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet. At March 31, 2019 and December 31, 2018, the Company did not have any investments accounted for using the equity method.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: contingencies; the recoverability of goodwill and indefinite-lived intangible assets; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the fair values of cash equivalents and marketable debt securities; equity securities without readily determinable fair values; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
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
For the three months ended March 31, 2019 and 2018, consolidated revenue earned from Google was $195.8 million and $211.3 million, representing 18% and 21%, respectively, of the Company's consolidated revenue. A meaningful portion of this revenue is attributable to the services agreement with Google and earned by the Desktop business within the Applications segment and the Ask Media Group within the Emerging & Other segment. For the three months ended March 31, 2019 and 2018, revenue from Google of $88.1 million and $108.6 million was earned within the Applications segment and $96.3 million and $92.8 million within the Emerging & Other segment, respectively. Accounts receivable related to revenue earned from Google totaled $71.6 million and $69.1 million at March 31, 2019 and December 31, 2018, respectively.
The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. On February 11, 2019, the Company and Google amended the services agreement, effective as of April 1, 2020.  The amendment extends the expiration date of the agreement to March 31, 2023; provided, that beginning September 2020 and each September thereafter, either party may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given.  The Company believes that the amended agreement, taken as a whole, is comparable to the Company’s previously existing agreement with Google.
Adoption of ASU No. 2016-02, Leases (Topic 842)
The Company adopted ASU No. 2016-02, Leases (Topic 842) ("ASC 842") effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.
The adoption of ASC 842 resulted in the recognition of $154.7 million of right of use assets ("ROU assets") and related lease liabilities as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consolidated statement of operations and consolidated statement of cash flows. In addition, the adoption of ASC 842 did not impact the leverage calculations set forth in the agreements governing the outstanding debt or credit agreements of the Company or its subsidiaries, because, in each circumstance, the leverage calculations are not affected by the lease liabilities that were recorded upon adoption of ASC 842.
The Company adopted ASC 842 prospectively and, therefore, did not revise comparative period information or disclosure. In addition, the Company elected the package of practical expedients permitted under ASC 842.
See "Note 3—Leases" for additional information on the adoption of ASC 842.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—REVENUE RECOGNITION
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to our customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 9—Segment Information."
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2018 are $360.0 million and $1.7 million, respectively. During the three months ended March 31, 2019, the Company recognized $234.8 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at March 31, 2019 are $386.9 million and $1.5 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
Practical Expedients and Exemptions
As permitted under the practical expedient available under ASU No. 2014-09, Revenue from Contracts with Customers, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which the Company recognizes revenue at the amount which we have the right to invoice for services performed.
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the customer relationship period is greater than one year is $42.3 million and $40.5 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 3—LEASES
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses. The Company does not have any financing leases.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's and its publicly traded subsidiaries'

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respective incremental borrowing rates on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option. Leases with an initial term of twelve months or less ("short-term leases") are not recorded on the accompanying consolidated balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Balance Sheet Classification	March 31, 2019
		(In thousands)
Assets:
Right of use assets	Right of use assets	$172,558

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	31,215
Long-term lease liabilities	Other long-term liabilities	185,752
Total lease liabilities		$216,967

Lease Cost	Income Statement Classification	Three Months Ended March 31, 2019
		(In thousands)
Fixed lease cost	Cost of revenue	$1,075
Fixed lease cost	Selling and marketing expense	1,909
Fixed lease cost	General and administrative expense	7,190
Fixed lease cost	Product development expense	318
Total fixed lease cost (a)		10,492
Variable lease cost	Cost of revenue	157
Variable lease cost	Selling and marketing expense	304
Variable lease cost	General and administrative expense	1,804
Variable lease cost	Product development expense	54
Total variable lease cost		2,319
Net lease cost		$12,811
_____________________
(a) Includes approximately $1.3 million of short-term lease cost and $0.5 million of sublease income.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Maturities of lease liabilities(b):

March 31, 2019
(In thousands)
2019	30,727
2020	41,238
2021	35,037
2022	28,211
2023	25,022
After 2023	230,683
Total	390,918
Less: Interest	173,951
Present value of lease liabilities	$216,967
_____________________

(b)	Lease payments exclude $54.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

The following are the weighted average assumptions used for lease term and discount rate:

March 31, 2019
Remaining lease term	15.8 years
Discount rate	5.99%

Three Months Ended March 31, 2019
(In thousands)
Other Information:
Right of use assets obtained in exchange for lease liabilities	$28,270
Cash paid for amounts included in the measurement of lease liabilities	$13,175

NOTE 4—INCOME TAXES
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
For the three months ended March 31, 2019 and 2018, the Company recorded an income tax benefit, despite pre-tax income, of $63.6 million and $29.0 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2016. The statute of limitations for the years 2010 through 2015 has been extended to December 31, 2019. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At March 31, 2019 and December 31, 2018, unrecognized tax benefits, including interest and penalties, are $51.3 million and $52.3 million, respectively. If unrecognized tax benefits at March 31, 2019 are subsequently recognized, $48.0 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2018 was $49.1 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $24.0 million by March 31, 2019, due to expirations of statutes of limitations or other settlements; $23.5 million of which would reduce the income tax provision.
NOTE 5—FINANCIAL INSTRUMENTS
Marketable Securities
At March 31, 2019 and December 31, 2018, the fair value of marketable securities are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Available-for-sale marketable debt securities	$39,954	$123,246
Marketable equity security	447	419
Total marketable securities	$40,401	$123,665

At March 31, 2019, current available-for-sale marketable debt securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$24,983	$—	$—	$24,983
Commercial paper	14,971	—	—	14,971
Total available-for-sale marketable debt securities	$39,954	$—	$—	$39,954

The contractual maturities of debt securities classified as current available-for-sale at March 31, 2019 are within one year. There are no investments in available-for-sale marketable debt securities that have been in a continuous unrealized loss position for longer than twelve months as of March 31, 2019.
At December 31, 2018, current available-for-sale marketable debt securities were as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$112,291	$3	$(3)	$112,291
Commercial paper	10,955	—	—	10,955
Total available-for-sale marketable debt securities	$123,246	$3	$(3)	$123,246

The following table presents the proceeds from maturities of available-for-sale marketable debt securities:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Proceeds from maturities of available-for-sale marketable debt securities	$123,500	$5,000

The specific-identification method is used to determine the cost of available-for-sale marketable debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no gross realized gains or losses from the maturities of available-for-sale marketable debt securities for the three months ended March 31, 2019 and 2018.
Equity securities without readily determinable fair values
At March 31, 2019 and December 31, 2018, the carrying values of the Company's investments in equity securities without readily determinable fair values totaled $234.6 million and $235.1 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "other income (expense), net" in the accompanying consolidated statement of operations.
The following table presents a summary of realized and unrealized gains and losses recorded in other income (expense), net, as adjustments to the carrying value of equity securities without readily determinable fair values held as of March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Upward adjustments (gross unrealized gains)	$—	$—
Downward adjustments including impairment (gross unrealized losses)	(150)	(192)
Total	$(150)	$(192)
The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values since the adoption of ASU 2016-01, on January 1, 2018, through March 31, 2019 were $129.0 million and $(2.6) million, respectively.
Realized and unrealized gains and losses for the Company's marketable equity security and investments without readily determinable fair values for the three months ended March 31, 2019 and 2018 are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Realized gains (losses), net, for equity securities sold	$78	$(103)
Unrealized (losses) gains, net, on equity securities held	(122)	145
Total (losses) gains recognized, net, in other income (expense), net	$(44)	$42

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$733,882	$—	$—	$733,882
Treasury discount notes	—	771,604	—	771,604
Commercial paper	—	118,740	—	118,740
Time deposits	—	110,036	—	110,036
Marketable securities:
Treasury discount notes	—	24,983	—	24,983
Commercial paper	—	14,971	—	14,971
Marketable equity security	447	—	—	447
Total	$734,329	$1,040,334	$—	$1,774,663

Liabilities:
Contingent consideration arrangement	$—	$—	$(28,186)	$(28,186)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Contingent Consideration Arrangements
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at January 1	$(28,631)	$(2,647)
Total net losses:
Included in earnings:
Fair value adjustments	(1,529)	(156)
Included in other comprehensive loss	(14)	(110)
Settlements	1,988	948
Balance at March 31	$(28,186)	$(1,965)

Contingent Consideration Arrangements
At March 31, 2019, the Company has one contingent consideration arrangement outstanding related to a business acquisition.  The arrangement has a total maximum contingent payment of $45.0 million.  At March 31, 2019, the gross fair value of this arrangement, before unamortized discount, is $44.0 million. During the first quarter of 2019, the Company paid $2.0 million to settle a contingent consideration arrangement that was outstanding at December 31, 2018.
The contingent consideration arrangements are based upon earnings performance and/or operating metrics. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, because the arrangements were initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair values of the contingent consideration arrangement at March 31, 2019 reflect a

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

discount rate of 25%. The fair value of the contingent consideration arrangements at December 31, 2018 reflect discount rates ranging from 12% to 25%.
The fair value of contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at March 31, 2019 and December 31, 2018 includes a non-current portion of $28.2 million and $26.6 million, respectively, and at December 31, 2018 a current portion of $2.0 million. At March 31, 2019, there is no current portion of the contingent consideration arrangement liability. Current and non-current portions of the contingent consideration liability are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
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

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,243)	$(13,750)	$(12,753)
Long-term debt, net(a)	(2,332,234)	(2,683,980)	(2,245,548)	(2,460,204)

_____________________

(a)
At March 31, 2019 and December 31, 2018, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $88.8 million and $88.9 million, respectively.

At March 31, 2019 and December 31, 2018, the fair value of long-term debt, including the current portion, is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. At December 31, 2018, the Company considered the outstanding borrowings under the MTCH Credit Facility, which has a variable interest rate, to have a fair value equal to its carrying value. The outstanding borrowings under the MTCH Credit Facility were repaid with a portion of the net proceeds from the 5.625% MTCH Senior Notes issued on February 15, 2019. See "Note 6—Long-term Debt" for additional information on the repayment of the MTCH Credit Facility.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—LONG-TERM DEBT
Long-term debt consists of:

	March 31, 2019	December 31, 2018
	(In thousands)
MTCH Debt:
MTCH Term Loan due November 16, 2022	$425,000	$425,000
MTCH Credit Facility due December 7, 2023	—	260,000
6.375% Senior Notes due June 1, 2024 (the "6.375% MTCH Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "5.00% MTCH Senior Notes"); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the "5.625% MTCH Senior Notes"); interest payable each February 15 and August 15, commencing on August 15, 2019	350,000	—
Total MTCH long-term debt	1,625,000	1,535,000
Less: unamortized original issue discount	7,023	7,352
Less: unamortized debt issuance costs	16,321	11,737
Total MTCH debt, net	1,601,656	1,515,911

ANGI Debt:
ANGI Term Loan due November 5, 2023	257,813	261,250
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,399	2,529
Total ANGI debt, net	241,664	244,971

IAC Debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "Exchangeable Notes"); interest payable each April 1 and October 1	517,500	517,500
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15	34,489	34,489
Total IAC long-term debt	551,989	551,989
Less: unamortized original issue discount	50,661	54,025
Less: unamortized debt issuance costs	12,414	13,298
Total IAC debt, net	488,914	484,666

Total long-term debt, net	$2,332,234	$2,245,548

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
On February 15, 2019, MTCH issued $350 million aggregate principal amount of its 5.625% Senior Notes. The proceeds were used to repay outstanding borrowings under the MTCH Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to February 15, 2024, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The indentures governing the 6.375% and 5.00% MTCH Senior Notes contain covenants that would limit MTCH's ability to pay dividends, make distributions or repurchase MTCH stock in the event a default has occurred or MTCH's consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At March 31, 2019, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit MTCH's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MTCH is not in compliance with certain ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting MTCH subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indenture governing the 5.625% MTCH Senior Notes is less restrictive than the indentures governing the 6.375% and 5.00% MTCH Senior Notes and generally only limits MTCH's ability and the ability of its subsidiaries to, among other things, create liens on assets and limits MTCH's ability to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
All of MTCH's Senior Notes are ranked equally with each other.
MTCH Term Loan and MTCH Credit Facility
At both March 31, 2019 and December 31, 2018, the outstanding balance on the MTCH Term Loan was $425 million. The MTCH Term Loan bears interest at LIBOR plus 2.50%, and was 5.08% and 5.09% at March 31, 2019 and December 31, 2018, respectively. The MTCH Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the credit agreement. Interest payments are due at least quarterly through the term of the loan.
As of March 31, 2019, MTCH has a $500 million revolving credit facility (the "MTCH Credit Facility") that expires on December 7, 2023. At March 31, 2019, there were no outstanding borrowings under the MTCH Credit Facility. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million, which bore interest at LIBOR plus 1.50%, or approximately 4.00%, and were repaid with a portion of the net proceeds from the 5.625% MTCH Senior Notes, described above. The annual commitment fee on undrawn funds based on the current consolidated net leverage ratio is 25 basis points at both March 31, 2019 and December 31, 2018. Borrowings under the MTCH Credit Facility bear interest, at MTCH's option, at a base rate or LIBOR, in each case plus an applicable margin, which is based on MTCH's consolidated net leverage ratio. The terms of the MTCH Credit Facility require MTCH to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the agreement).
The MTCH Term Loan and MTCH Credit Facility contain covenants that would limit MTCH’s ability to pay dividends, make distributions or repurchase MTCH stock in the event MTCH’s secured net leverage ratio exceeds 2.0 to 1.0, while the MTCH Term Loan remains outstanding and, thereafter, if the consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. There are additional covenants under these MTCH debt agreements that limit the ability of MTCH and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the MTCH Credit Facility and MTCH Term Loan are unconditionally guaranteed by certain MTCH wholly-owned domestic subsidiaries and are secured by the stock of certain MTCH domestic and foreign subsidiaries. The MTCH Term Loan and outstanding borrowings, if any, under the MTCH Credit Facility rank equally with each other, and have priority over the 6.375%, 5.00% and 5.625% MTCH Senior Notes to the extent of the value of the assets securing the borrowings under the MTCH credit agreement.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ANGI Term Loan and ANGI Credit Facility
At March 31, 2019 and December 31, 2018, the outstanding balance on the ANGI Term Loan was $257.8 million and $261.3 million, respectively. At both March 31, 2019 and December 31, 2018, the ANGI Term Loan bears interest at LIBOR plus 1.50%. The spread over LIBOR is subject to change in future periods based on ANGI's consolidated net leverage ratio. The interest rate was approximately 4.00% at both March 31, 2019 and December 31, 2018. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due.
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
On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility (the "ANGI Credit Facility").
At March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the ANGI Credit Facility. The annual commitment fee on undrawn funds is based on ANGI's consolidated net leverage ratio most recently reported, and is 25 basis points at both March 31, 2019 and December 31, 2018. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined based on ANGI's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Term Loan.

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
The Exchangeable Notes are exchangeable at any time prior to the close of business on the business day immediately preceding July 1, 2022 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days during the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day, which occurred in the third quarter of 2018 and in the first quarter of 2019; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the exchange rate on each such trading day; (3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as further described under the indenture governing the Exchangeable Notes. On or after July 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions.
We separately account for the debt and the equity components of the Exchangeable Notes, and therefore, the Company recorded an original issue discount and corresponding increase to additional paid-in capital of $70.4 million, which is the fair value attributed to the exchange feature of the debt upon issuance. The Company is amortizing the original issue discount utilizing the effective interest method over the life of the Exchangeable Notes, which increases the effective interest rate from its coupon rate of 0.875% to 3.88%. For the three months ended March 31, 2019 and 2018, the Company incurred interest

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

expense of $5.4 million and $5.2 million, which includes amortization of original issue discount of $3.4 million and $3.2 million, and debt issuance costs of $0.9 million and $0.9 million, respectively. As of March 31, 2019 and December 31, 2018, the unamortized original issue discount is $50.7 million and $54.0 million, resulting in a net carrying value of the liability component of $466.8 million and $463.5 million, respectively.
In connection with the debt offering, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the entire 3.4 million shares that would be issuable upon the exchange of the Exchangeable Notes at approximately $152.18 per share (the "Exchangeable Note Hedge"), and sold warrants allowing the holder to purchase initially (subject to adjustment upon the occurrence of specified events) 3.4 million shares at $229.70 per share (the "Warrants"). The if-converted value of the Exchangeable Notes exceeded its principal amount by $197.0 million and $105.0 million based on the Company's stock price on March 31, 2019 and December 31, 2018, respectively. The Exchangeable Note Hedge is expected to reduce the potential dilutive effect on the Company's common stock upon any exchange of notes and/or offset any cash payment IAC FinanceCo, Inc. is required to make in excess of the principal amount of the exchanged notes. The Warrants have a dilutive effect on the Company's common stock to the extent that the market price per share of the Company common stock exceeds the strike price of the Warrants.

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
IAC Credit Facility
As of March 31, 2019, IAC has a $250 million revolving credit facility (the "IAC Credit Facility"), under which IAC Group, LLC, a subsidiary of the Company, is the borrower ("Borrower"), that expires on November 5, 2023. At March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in the agreement) most recently reported, and is 20 basis points at both March 31, 2019 and December 31, 2018. Borrowings under the IAC Credit Facility bear interest, at the Borrower's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Borrower's consolidated net leverage ratio. The terms of the IAC Credit Facility require that the Borrower maintain a consolidated net leverage ratio of not more than 3.25 to 1.0 before the date on which the Borrower no longer holds majority of the outstanding voting stock of each of ANGI and MTCH ("Trigger Date") and no greater than 2.75 to 1.0 on or after the Trigger Date. The terms of the IAC Credit Facility also restrict the Borrower's ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by substantially the same domestic subsidiaries that guarantee the 4.75% Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries, including the shares of MTCH and ANGI owned by the Borrower. The 4.75% Senior Notes are subordinate to the outstanding borrowings under the IAC Credit Facility to the extent of the value of the assets securing such borrowings.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(128,726)	$4	$(128,722)
Other comprehensive income	993	2	995
Net current period other comprehensive income	993	2	995
Allocation of accumulated other comprehensive income related to the noncontrolling interests	1,008	—	1,008
Balance as of March 31	$(126,725)	$6	$(126,719)

	Three Months Ended March 31, 2018
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(103,568)	$(103,568)
Other comprehensive income before reclassifications	28,218	28,218
Amounts reclassified to earnings	139	139
Net current period other comprehensive income	28,357	28,357
Allocation of accumulated other comprehensive income related to the noncontrolling interests	261	261
Balance as of March 31	$(74,950)	$(74,950)
The amount reclassified out of foreign currency translation adjustment into earnings for the three months ended March 31, 2018 relates to the liquidation of an international subsidiary.
At both March 31, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 8—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$112,985	$112,985	$87,839	$87,839
Net earnings attributable to noncontrolling interests	(24,290)	(24,290)	(16,757)	(16,757)
Impact from public subsidiaries' dilutive securities(a)	—	(6,696)	—	(7,442)
Net earnings attributable to IAC shareholders	$88,695	$81,999	$71,082	$63,640

Denominator:
Weighted average basic shares outstanding	83,905	83,905	82,983	82,983
Dilutive securities(a) (b) (c) (d)	—	6,435	—	6,086
Denominator for earnings per share—weighted average shares(a) (b) (c) (d)	83,905	90,340	82,983	89,069

Earnings per share attributable to IAC shareholders:
Earnings per share	$1.06	$0.91	$0.86	$0.71

_____________________

(a)
IAC has the option to settle certain MTCH and ANGI stock-based awards in its shares. For the three months ended March 31, 2019 and 2018, it is more dilutive for IAC to settle certain ANGI equity awards and MTCH to settle certain MTCH equity awards.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, exchange of the Company's Exchangeable Notes and vesting of restricted stock units. For the three months ended March 31, 2019 and 2018, 3.4 million and 6.8 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
Market-based awards and performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For three months ended March 31, 2019 and 2018, 0.3 million and 0.2 million shares, respectively, underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(d)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive for periods during which the average price of IAC common stock exceeds the approximate$152.18 per share exchange price per $1,000 principal amount of the Exchangeable Notes. For the three months ended March 31, 2019, the average price of IAC common stock exceeded $152.18 and the dilutive impact of the Exchangeable Notes was 0.9 million shares. For the three months ended March 31, 2018, the Exchangeable Notes were anti-dilutive.

NOTE 9—SEGMENT INFORMATION
The overall concept that the Company employs in determining its operating segments is to present the financial information in a manner consistent with: how the chief operating decision maker views the businesses; how the businesses are organized as to segment management; and the focus of the businesses with regards to the types of services or products offered or the target market. Operating segments are combined for reporting purposes if they meet certain aggregation criteria, which principally relate to the similarity of their economic characteristics or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments.

The following table presents revenue by reportable segment:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenue:
Match Group	$464,625	$407,367
ANGI Homeservices	303,443	255,311
Vimeo	43,581	35,568
Dotdash	33,961	30,031
Applications	143,549	131,987
Emerging & Other	116,748	134,885
Inter-segment eliminations	(64)	(74)
Total	$1,105,843	$995,075

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Match Group
Direct revenue:
North America	$237,773	$211,357
International	216,189	181,380
Total Direct revenue	453,962	392,737
Indirect revenue (principally advertising revenue)	10,663	14,630
Total Match Group revenue	$464,625	$407,367

ANGI Homeservices
Marketplace:
Consumer connection revenue	$201,582	$149,060
Membership subscription revenue	16,517	15,627
Other revenue	1,826	921
Marketplace revenue	219,925	165,608
Advertising and other revenue	62,069	70,418
Total North America	281,994	236,026
Consumer connection revenue	17,123	14,367
Membership subscription revenue	3,742	4,671
Advertising and other revenue	584	247
Total Europe	21,449	19,285
Total ANGI Homeservices revenue	$303,443	$255,311

Vimeo
Platform revenue	$41,302	$32,932
Hardware revenue	2,279	2,636
Total Vimeo revenue	$43,581	$35,568

Dotdash
Advertising revenue	$28,919	$25,744
Affiliate commerce commission and other revenue	5,042	4,287

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Total Dotdash revenue	$33,961	$30,031

Applications
Desktop
Advertising revenue:
Google advertising revenue	$88,050	$108,577
Other	3,348	1,695
Advertising revenue	91,398	110,272
Subscription and other revenue	4,588	7,316
Total Desktop	95,986	117,588
Mosaic Group
Subscription and other revenue	45,148	9,009
Advertising revenue	2,415	5,390
Total Mosaic Group	47,563	14,399
Total Applications revenue	$143,549	$131,987

Emerging & Other
Advertising revenue:
Google advertising revenue	$96,273	$92,751
Other	6,977	13,269
Advertising revenue	103,250	106,020
Other revenue	13,498	28,865
Total Emerging & Other revenue	$116,748	$134,885

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenue:
United States	$712,381	$657,580
All other countries	393,462	337,495
Total	$1,105,843	$995,075

	March 31, 2019	December 31, 2018
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$298,534	$289,756
All other countries	27,354	29,044
Total	$325,888	$318,800

The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating Income (Loss):
Match Group	$118,828	$112,233
ANGI Homeservices	(3,641)	(10,756)
Vimeo	(17,784)	(9,748)
Dotdash	3,047	3,191
Applications	25,356	25,461
Emerging & Other	(2,520)	6,493
Corporate	(43,413)	(36,924)
Total	$79,873	$89,950

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Adjusted EBITDA(a):
Match Group	$155,067	$137,741
ANGI Homeservices	$37,179	$36,640
Vimeo	$(16,200)	$(7,784)
Dotdash	$7,150	$3,849
Applications	$29,688	$26,752
Emerging & Other	$(2,095)	$8,208
Corporate	$(20,220)	$(17,008)

_____________________

(a)
The Company's primary financial measure is Adjusted EBITDA, which is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. The Company believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. Moreover, our management uses this measure internally to evaluate the performance of our businesses, and this measure is one of the primary metrics on which our internal budgets are based and by which management is compensated. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.

The following tables reconcile operating income (loss) for the Company's reportable segments and net earnings attributable to IAC shareholders to Adjusted EBITDA:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$118,828	$27,997	$7,831	$411	$—	$155,067
ANGI Homeservices	(3,641)	$19,282	$6,999	$14,539	$—	$37,179
Vimeo	(17,784)	$—	$193	$1,391	$—	$(16,200)
Dotdash	3,047	$—	$226	$3,877	$—	$7,150
Applications	25,356	$—	$419	$2,384	$1,529	$29,688
Emerging & Other	(2,520)	$—	$275	$150	$—	$(2,095)
Corporate	(43,413)	$20,165	$3,028	$—	$—	$(20,220)
Operating income	79,873
Interest expense	(31,143)
Other income, net	651
Earnings before income taxes	49,381
Income tax benefit	63,604
Net earnings	112,985
Net earnings attributable to noncontrolling interests	(24,290)
Net earnings attributable to IAC shareholders	$88,695

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$112,233	$16,963	$8,147	$242	$156	$137,741
ANGI Homeservices	(10,756)	$24,906	$6,184	$16,306	$—	$36,640
Vimeo	(9,748)	$—	$335	$1,629	$—	$(7,784)
Dotdash	3,191	$—	$249	$409	$—	$3,849
Applications	25,461	$—	$755	$536	$—	$26,752
Emerging & Other	6,493	$131	$753	$831	$—	$8,208
Corporate	(36,924)	$17,082	$2,834	$—	$—	$(17,008)
Operating income	89,950
Interest expense	(26,505)
Other expense, net	(4,619)
Earnings before income taxes	58,826
Income tax benefit	29,013
Net earnings	87,839
Net earnings attributable to noncontrolling interests	(16,757)
Net earnings attributable to IAC shareholders	$71,082

NOTE 10—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$2,217,337	$2,131,632	$1,657,537	$1,630,809
Restricted cash included in other current assets	1,635	1,633	2,860	2,873
Restricted cash included in other assets	416	420	—	—
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$2,219,388	$2,133,685	$1,660,397	$1,633,682

Restricted cash at March 31, 2019 and December 31, 2018 primarily consist of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Restricted cash at March 31, 2018 and December 31, 2017 primarily supports a letter of credit to a supplier, which was released to the Company in the second quarter of 2018.
Other income (expense), net

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Other income (expense), net	$651	$(4,619)

Other income, net in 2019 includes: $12.4 million of interest income; $8.1 million loss related to the sale of a business; and $1.9 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar and the Euro relative to the British Pound during the three months ended March 31, 2019.
Other expense, net in 2018 includes: $7.9 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar relative to the British Pound and Euro during the three months ended March 31, 2018; and $5.2 million of interest income.
NOTE 11—CONTINGENCIES
In the ordinary course of business, the Company is a party to various lawsuits. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where we believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against us, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company. See "Note 4—Income Taxes" for additional information related to income tax contingencies.
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
NOTE 12—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 4.75% Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at March 31, 2019:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$1,113,281	$—	$1,104,056	$—	$2,217,337
Marketable securities	39,954	—	447	—	40,401
Accounts receivable, net of allowance and reserves	—	89,587	256,099	—	345,686
Other current assets	27,074	32,254	167,891	(745)	226,474
Intercompany receivables	—	1,445,130	—	(1,445,130)	—
Right of use assets	561	41,185	147,816	(17,004)	172,558
Property and equipment, net of accumulated depreciation and amortization	6,598	160,419	158,871	—	325,888
Goodwill	—	412,009	2,333,779	—	2,745,788
Intangible assets, net of accumulated amortization	—	40,037	568,072	—	608,109
Investment in subsidiaries	1,753,945	231,897	—	(1,985,842)	—
Other non-current assets	285,842	94,691	233,400	(136,272)	477,661
Total assets	$3,227,255	$2,547,209	$4,970,431	$(3,584,993)	$7,159,902

Current portion of long-term debt	$—	$—	$13,750	$—	$13,750
Accounts payable, trade	790	33,600	49,145	—	83,535
Other current liabilities	22,158	83,816	709,213	(4,652)	810,535
Long-term debt, net	34,277	—	2,297,957	—	2,332,234
Income taxes payable	—	1,660	34,516	—	36,176
Intercompany liabilities	389,873	—	1,055,257	(1,445,130)	—
Other long-term liabilities	296	55,644	333,851	(149,369)	240,422
Redeemable noncontrolling interests	—	—	71,914	—	71,914
Shareholders' equity (deficit)	2,779,861	2,372,489	(386,647)	(1,985,842)	2,779,861
Noncontrolling interests	—	—	791,475	—	791,475
Total liabilities and shareholders' equity	$3,227,255	$2,547,209	$4,970,431	$(3,584,993)	$7,159,902

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at December 31, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$1,018,082	$—	$1,113,550	$—	$2,131,632
Marketable securities	98,299	—	25,366	—	123,665
Accounts receivable, net of allowance and reserves	—	99,970	179,219	—	279,189
Other current assets	39,449	29,222	171,682	(12,100)	228,253
Intercompany receivables	—	1,423,456	—	(1,423,456)	—
Property and equipment, net of accumulated depreciation and amortization	6,526	163,281	148,993	—	318,800
Goodwill	—	412,009	2,314,850	—	2,726,859
Intangible assets, net of accumulated amortization	—	43,914	587,508	—	631,422
Investment in subsidiaries	1,897,699	214,519	—	(2,112,218)	—
Other non-current assets	274,789	94,290	251,315	(185,629)	434,765
Total assets	$3,334,844	$2,480,661	$4,792,483	$(3,733,403)	$6,874,585

Current portion of long-term debt	$—	$—	$13,750	$—	$13,750
Accounts payable, trade	1,304	36,293	37,310	—	74,907
Other current liabilities	41,721	95,405	669,875	(12,100)	794,901
Long-term debt, net	34,262	—	2,211,286	—	2,245,548
Income taxes payable	15	1,707	35,862	—	37,584
Intercompany liabilities	414,156	—	1,009,300	(1,423,456)	—
Other long-term liabilities	261	18,181	257,594	(185,629)	90,407
Redeemable noncontrolling interests	—	—	65,687	—	65,687
Shareholders' equity (deficit)	2,843,125	2,329,075	(216,857)	(2,112,218)	2,843,125
Noncontrolling interests	—	—	708,676	—	708,676
Total liabilities and shareholders' equity	$3,334,844	$2,480,661	$4,792,483	$(3,733,403)	$6,874,585

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2019:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$198,930	$906,978	$(65)	$1,105,843
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	24	82,146	177,966	(65)	260,071
Selling and marketing expense	362	57,966	363,562	(30)	421,860
General and administrative expense	38,259	10,534	164,793	30	213,616
Product development expense	647	12,037	76,016	—	88,700
Depreciation	378	2,922	15,671	—	18,971
Amortization of intangibles	—	3,877	18,875	—	22,752
Total operating costs and expenses	39,670	169,482	816,883	(65)	1,025,970
Operating (loss) income	(39,670)	29,448	90,095	—	79,873
Equity in earnings of unconsolidated affiliates	115,440	1,068	—	(116,508)	—
Interest expense	(424)	—	(30,719)	—	(31,143)
Other (expense) income, net	(1,897)	13,851	420	(11,723)	651
Earnings before income taxes	73,449	44,367	59,796	(128,231)	49,381
Income tax benefit (provision)	15,246	(5,123)	53,481	—	63,604
Net earnings	88,695	39,244	113,277	(128,231)	112,985
Net earnings attributable to noncontrolling interests	—	—	(24,290)	—	(24,290)
Net earnings attributable to IAC shareholders	$88,695	$39,244	$88,987	$(128,231)	$88,695
Comprehensive income attributable to IAC shareholders	$89,690	$39,455	$90,100	$(129,555)	$89,690

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended March 31, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$212,889	$782,260	$(74)	$995,075
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	76	56,224	145,712	(50)	201,962
Selling and marketing expense	213	90,138	312,526	(45)	402,832
General and administrative expense	31,409	15,381	137,373	21	184,184
Product development expense	652	14,269	62,016	—	76,937
Depreciation	266	3,340	15,651	—	19,257
Amortization of intangibles	—	509	19,444	—	19,953
Total operating costs and expenses	32,616	179,861	692,722	(74)	905,125
Operating (loss) income	(32,616)	33,028	89,538	—	89,950
Equity in earnings (losses) of unconsolidated affiliates	102,750	(327)	—	(102,423)	—
Interest expense	(429)	—	(26,076)	—	(26,505)
Other (expense) income, net(a)	(16,847)	286,883	2,190	(276,845)	(4,619)
Earnings before income taxes	52,858	319,584	65,652	(379,268)	58,826
Income tax benefit (provision)	18,224	(10,966)	21,755	—	29,013
Net earnings	71,082	308,618	87,407	(379,268)	87,839
Net earnings attributable to noncontrolling interests	—	—	(16,757)	—	(16,757)
Net earnings attributable to IAC shareholders	$71,082	$308,618	$70,650	$(379,268)	$71,082
Comprehensive income attributable to IAC shareholders	$99,439	$308,961	$105,327	$(414,288)	$99,439

_____________________

(a)	During the three months ended March 31, 2018, foreign cash of $276.0 million was repatriated to the U.S.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2019:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(40,242)	$40,574	$114,332	$(11,723)	$102,941
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,214)	(20,341)	—	(21,555)
Capital expenditures	(531)	(39)	(25,285)	—	(25,855)
Proceeds from maturities of marketable debt securities	98,500	—	25,000	—	123,500
Purchases of marketable debt securities	(39,740)	—	—	—	(39,740)
Net proceeds from the sale of businesses and investments	—	39	20,433	—	20,472
Other, net	—	(2,034)	819	—	(1,215)
Net cash provided by (used in) investing activities	58,229	(3,248)	626	—	55,607
Cash flows from financing activities:
Borrowings under Match Group Credit Facility	—	—	40,000	—	40,000
Proceeds from Match Group 2019 Senior Notes offering	—	—	350,000	—	350,000
Principal payments on Match Group Credit Facility	—	—	(300,000)	—	(300,000)
Principal payment on ANGI Homeservices Term Loan	—	—	(3,438)	—	(3,438)
Debt issuance costs	—	—	(5,542)	—	(5,542)
Purchase of Match Group treasury stock	—	—	(24,186)	—	(24,186)
Proceeds from the exercise of IAC stock options	9,298	—	—	—	9,298
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	—	—	573	—	573
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(14,062)	—	—	—	(14,062)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	—	—	(123,148)	—	(123,148)
Purchase of noncontrolling interests	(3,182)	—	—	—	(3,182)
Distribution to IAC pursuant to the ANGI tax sharing agreement	11,355	—	(11,355)	—	—
Intercompany	73,803	(37,326)	(48,200)	11,723	—
Other, net	—	—	27	—	27
Net cash provided by (used in) financing activities	77,212	(37,326)	(125,269)	11,723	(73,660)
Total cash provided (used)	95,199	—	(10,311)	—	84,888
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	815	—	815
Net increase (decrease) in cash, cash equivalents, and restricted cash	95,199	—	(9,496)	—	85,703
Cash, cash equivalents, and restricted cash at beginning of period	1,018,082	—	1,115,603	—	2,133,685
Cash, cash equivalents, and restricted cash at end of period	$1,113,281	$—	$1,106,107	$—	$2,219,388

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the three months ended March 31, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash provided by operating activities	$1,562	$319,686	$107,605	$(276,845)	$152,008
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,134)	—	(17,161)	—	(21,295)
Capital expenditures	—	(570)	(14,231)	—	(14,801)
Proceeds from maturities of marketable debt securities	5,000	—	—	—	5,000
Purchases of marketable debt securities	(4,975)	—	—	—	(4,975)
Net proceeds from the sale of investments	—	—	15	—	15
Purchases of investments	(18,180)	—	—	—	(18,180)
Other, net	(5,000)	3,884	10,463	—	9,347
Net cash (used in) provided by investing activities	(27,289)	3,314	(20,914)	—	(44,889)
Cash flows from financing activities:
Principal payment on ANGI Homeservices Term Loan	—	—	(3,438)	—	(3,438)
Debt issuance costs	—	—	(193)	—	(193)
Purchase of Match Group treasury stock	—	—	(32,465)	—	(32,465)
Proceeds from the exercise of IAC stock options	24,254	—	—	—	24,254
Proceeds from the exercise of Match Group and ANGI Homeservices stock options		—	1,752	—	1,752
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(282)	—	—	—	(282)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	—	—	(75,028)	—	(75,028)
Purchase of noncontrolling interests	—	—	(234)	—	(234)
Acquisition-related contingent consideration payments	—	—	(185)	—	(185)
Intercompany	308,822	(323,000)	(262,667)	276,845	—
Other, net	2,674	—	(5)	—	2,669
Net cash provided by (used in) financing activities	335,468	(323,000)	(372,463)	276,845	(83,150)
Total cash provided (used)	309,741	—	(285,772)	—	23,969
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	26	—	2,720	—	2,746
Net increase (decrease) in cash, cash equivalents, and restricted cash	309,767	—	(283,052)	—	26,715
Cash, cash equivalents, and restricted cash at beginning of period	585,639	—	1,048,043	—	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$895,406	$—	$764,991	$—	$1,660,397

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview
IAC has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish and OkCupid, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy, and also operates Vimeo and Dotdash, among many other online businesses.
For a more detailed description of the Company's operating businesses, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments (for additional information see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements"):

•
Match Group ("MTCH") - is a leading provider of subscription dating products, with a portfolio of dating brands, including Tinder, Match, PlentyOfFish and OkCupid. At March 31, 2019, IAC’s economic and voting interest in MTCH were 80.4% and 97.5%, respectively.

•
ANGI Homeservices ("ANGI") - connects quality home service pros across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers through category-transforming products with brands such as HomeAdvisor®, Angie’s List® and Handy. At March 31, 2019, IAC’s economic and voting interest in ANGI were 83.3% and 98.0%, respectively.

•	Vimeo - operates a global video platform for creative professionals, marketers and enterprises to connect with their audiences, customers and employees.

•	Dotdash - is a portfolio of digital brands providing expert information and inspiration in select vertical content categories.

•
Applications - consists of Desktop, which includes our direct-to-consumer downloadable desktop applications and the business-to-business partnership operations, and Mosaic Group, which is a leading provider of global subscription mobile applications comprised of the following businesses that we own and operate: Apalon, iTranslate, TelTech and Daily Burn, transferred from the Emerging & Other segment effective April 1, 2018.

•
Emerging & Other - consists of Ask Media Group, BlueCrew, The Daily Beast, College Humor Media, IAC Films and, for periods prior to its transfer to Mosaic Group effective April 1, 2018, Daily Burn. It also includes CityGrid, Dictionary.com and Electus, for periods prior to the sales of these businesses.

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

ANGI Homeservices

•
Combination - On September 29, 2017, IAC/InterActiveCorp's ("IAC") HomeAdvisor business and Angie's List, Inc. ("Angie's List") combined under a new publicly traded company called ANGI Homeservices Inc.

•
Marketplace Revenue - includes revenue from the HomeAdvisor and Handy domestic marketplace, including consumer connection revenue for consumer matches, membership subscription revenue from HomeAdvisor service professionals and revenue from completed jobs sourced through the Handy platform. It excludes revenue from Angie's List, mHelpDesk, HomeStars, Fixd Repair and Felix.

•
Advertising & Other Revenue - includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk, HomeStars, Fixd Repair (acquired on January 25, 2019) and, for periods prior to its sale on December 31, 2018, Felix.

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
Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) the amortization of in-app purchase fees and (ii) payments made to partners who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center operations and MTCH customer service functions, credit card processing fees, production costs related to IAC Films, College Humor Media and, for periods prior to its sale on October 29, 2018, Electus, content costs, expenses associated with the operation of the Company's data centers and costs associated with publishing and distributing the Angie's List Magazine.

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

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for MTCH which includes customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to acquisitions), facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who provide support to its service professionals and consumers.

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

Long-term debt (for additional information see "Note 6—Long-term Debt" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements"):

•
MTCH Term Loan - due November 16, 2022. The outstanding balance of the MTCH Term Loan as of March 31, 2019 is $425.0 million. The MTCH Term Loan bears interest at LIBOR plus 2.50% and was 5.08% and 5.09% at March 31, 2019 and December 31, 2018, respectively.

•
MTCH Credit Facility - The MTCH $500 million revolving credit facility expires on December 7, 2023. At March 31, 2019, there were no outstanding borrowings under the MTCH Credit Facility. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million, which bore interest at LIBOR plus 1.50%, or approximately 4.00%. The MTCH Credit Facility was repaid with a portion of the net proceeds from the 5.625% MTCH Senior Notes issued on February 15, 2019 (described below).

•
6.375% MTCH Senior Notes - MTCH's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the 6.375% MTCH Senior Notes as of March 31, 2019 is $400.0 million.

•
5.00% MTCH Senior Notes - MTCH's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15. The outstanding balance of the 5.00% MTCH Senior Notes as of March 31, 2019 is $450.0 million.

•
5.625% MTCH Senior Notes - On February 15, 2019, MTCH issued $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029. The proceeds were used to repay outstanding borrowings under the MTCH Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. The outstanding balance of the 5.625% MTCH Senior Notes as of March 31, 2019 is $350.0 million.

•
ANGI Term Loan - due November 5, 2023. The outstanding balance of the ANGI Term Loan as of March 31, 2019 is $257.8 million. At both March 31, 2019 and December 31, 2018, the ANGI Term Loan bears interest at LIBOR plus 1.50%, and has quarterly principal payments. The interest rate was approximately 4.00% at both March 31, 2019 and December 31, 2018.

•
ANGI Credit Facility - The ANGI $250 million revolving credit facility expires on November 5, 2023. At March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the ANGI Credit Facility.

•
Exchangeable Notes - On October 2, 2017, a finance subsidiary of the Company issued $517.5 million aggregate principal of 0.875% Exchangeable Senior Notes due October 1, 2022, which notes are guaranteed by the Company and are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the Exchangeable Notes as of March 31, 2019 is $517.5 million. Each $1,000 of principal of the Exchangeable Notes is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events.

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15. The outstanding balance of the 4.75% Senior Notes as of March 31, 2019 is $34.5 million.

•
IAC Credit Facility - The IAC $250 million revolving credit facility, under which IAC Group, LLC, a subsidiary of the Company is the borrower, expires on November 5, 2023. At March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the IAC Credit Facility.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA for the three months ended March 31, 2019 and 2018.

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
Services Agreement with Google
For the three months ended March 31, 2019 and 2018, consolidated revenue earned from Google was $195.8 million and $211.3 million, representing 18% and 21%, respectively, of the Company's consolidated revenue. A meaningful portion of this revenue is attributable to the services agreement with Google and earned by the Desktop business within the Applications segment and the Ask Media Group within the Emerging & Other segment. For the three months ended March 31, 2019 and 2018, revenue from Google of $88.1 million and $108.6 million was earned within the Applications segment and $96.3 million and $92.8 million within the Emerging & Other segment, respectively. Accounts receivable related to revenue earned from Google totaled $71.6 million and $69.1 million at March 31, 2019 and December 31, 2018, respectively.
The services agreement became effective on April 1, 2016, following the expiration of the previous services agreement, and expires on March 31, 2020. The services agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice, which could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations. On February 11, 2019, the Company and Google amended the services agreement, effective as of April 1, 2020.  The amendment extends the expiration date of the agreement to March 31, 2023; provided, that beginning September 2020 and each September thereafter, either party may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given.  The Company believes that the amended agreement, taken as a whole, is comparable to the Company’s previously existing agreement with Google.
2019 Developments
Acquisitions
On April 15, 2019, Vimeo announced its agreement to acquire Magisto, a video creation service enabling businesses to create short-form videos. The acquisition is expected to close by the end of the second quarter of 2019.

On January 25, 2019, ANGI completed the acquisition of Fixd Repair, LLC and Fixd Services LLC (collectively, "Fixd Repair"), a home warranty and service company.
Disposition
In the first quarter of 2019, Vimeo sold its Hardware business resulting in a pre-tax loss of $8.1 million.
Financing Transaction
On February 15, 2019, MTCH issued $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029.
First Quarter 2019 Consolidated Results

•
Revenue increased $110.8 million, or 11%, to $1.1 billion due primarily to growth from MTCH of $57.3 million and ANGI of $48.1 million, increases of $11.6 million from Applications, $8.0 million from Vimeo and $3.9 million from Dotdash, partially offset by a decrease of $18.1 million from Emerging & Other due, in part, to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018.

•
Operating income decreased $10.1 million, or 11%, to $79.9 million, despite an increase in Adjusted EBITDA of $2.2 million, due primarily to increases of $8.4 million in stock-based compensation expense, $2.8 million in amortization of intangibles and a change of $1.4 million in acquisition-related contingent consideration fair value adjustments, partially offset by a decrease of $0.3 million in depreciation. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since the prior year period and expense of $9.4 million related to the vesting of certain awards for which the market condition was met, partially offset by a decrease of $9.5 million in modification and acceleration charges related to the Combination ($9.6 million in 2019 compared to $19.1 million in 2018). The increase in amortization of intangibles was due primarily to an increase in amortization expense related to recent acquisitions, partially offset by lower expense from the Combination.

•
Adjusted EBITDA increased $2.2 million, or 1%, to $190.6 million due primarily to growth of $17.3 million from MTCH, $3.3 million from Dotdash and $2.9 million from Applications, partially offset by a loss of $2.1 million in 2019 from Emerging & Other compared to a profit of $8.2 million in 2018, and increased losses of $8.4 million and $3.2 million from Vimeo and Corporate, respectively.

Other events affecting year-over-year comparability include:
(i)acquisitions and dispositions:

Acquisitions:	Reportable Segment:	Acquisition Date:
BlueCrew - controlling interest	Emerging & Other	February 26, 2018
Hinge - controlling interest *	MTCH	Second quarter of 2018
iTranslate	Applications	March 15, 2018
TelTech	Applications	October 22, 2018
Handy	ANGI	October 19, 2018
_____________________
* In the fourth quarter of 2018, MTCH acquired the remaining noncontrolling interests in Hinge.

Dispositions:	Reportable Segment:	Sale Date:
Electus	Emerging & Other	October 29, 2018
Dictionary.com	Emerging & Other	November 13, 2018
Felix	ANGI	December 31, 2018
CityGrid	Emerging & Other	December 31, 2018

(ii)	the transfer of Daily Burn from the Emerging & Other segment to the Applications segment (within Mosaic Group) effective April 1, 2018.

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018
Revenue

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$464,625	$57,258	14%	$407,367
ANGI Homeservices	303,443	48,132	19%	255,311
Vimeo	43,581	8,013	23%	35,568
Dotdash	33,961	3,930	13%	30,031
Applications	143,549	11,562	9%	131,987
Emerging & Other	116,748	(18,137)	(13)%	134,885
Inter-segment eliminations	(64)	10	12%	(74)
Total	$1,105,843	$110,768	11%	$995,075
MTCH revenue increased 14% to $464.6 million driven by International Direct Revenue growth of $34.8 million, or 19%, and North America Direct Revenue growth of $26.4 million, or 12%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 23% to 4.3 million and 10% to 4.4 million, respectively, due primarily to continued growth in Subscribers at Tinder. Total ARPU was flat driven by a 2% increase in North America ARPU due to Tinder, as Subscribers purchased additional à la carte features, offset by a 3% decrease in International ARPU due primarily to the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro, British Pound and certain other currencies.
ANGI revenue increased 19% to $303.4 million driven by the Marketplace growth of $54.3 million, or 33%, and growth of $2.2 million, or 11%, at the European businesses, partially offset by a decrease of $8.3 million, or 12%, in Advertising & Other Revenue driven principally by the sale of Felix on December 31, 2018. Marketplace Revenue growth was driven by a 15% increase in Marketplace Service Requests to 5.8 million and a 14% increase in Marketplace Paying SPs to 221,000. Revenue growth at the European businesses was driven by growth across several regions, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and British Pound.
Vimeo revenue grew 23% to $43.6 million due to Platform Revenue growth of $8.4 million, or 25%, partially offset by lower Hardware Revenue of $0.4 million, or 14%. Platform Revenue growth was driven by a 16% increase in average revenue per subscriber and an 8% increase in Vimeo Ending Subscribers to 973,000.
Dotdash revenue increased 13% to $34.0 million due to 18% higher traffic resulting in strong advertising revenue growth, particularly from Verywell, as well as growth in affiliate commerce commission revenue.
Applications revenue increased 9% to $143.5 million due to an increase of $33.2 million, or 230%, at Mosaic Group, partially offset by a decrease of $21.6 million, or 18%, at Desktop. The increase at Mosaic Group revenue was driven primarily by contributions from iTranslate and TelTech, growth of 69% related to the ongoing transition to subscription products, as well as increased marketing expense and new products, and the transfer of Daily Burn from the Emerging & Other segment effective April 1, 2018. The decrease at Desktop was driven by lower consumer queries and continued loss of existing partners.
Emerging & Other revenue decreased 13% to $116.7 million due primarily to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018, lower revenue at IAC Films and the transfer of Daily Burn to Mosaic Group, partially offset by higher revenue at Ask Media Group due to growth in paid traffic, primarily in international markets, and the contribution from BlueCrew.

Cost of revenue

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$260,071	$58,109	29%	$201,962
As a percentage of revenue	24%			20%
Cost of revenue in 2019 increased from 2018 due to increases of $27.5 million from Emerging & Other, $26.3 million from MTCH and $5.8 million from Applications.

•
The Emerging & Other increase was due primarily to an increase of $32.9 million in traffic acquisition costs, principally driven by higher revenue at Ask Media Group, and $7.8 million of expense from the inclusion of BlueCrew, which was acquired on February 26, 2018, partially offset by a decrease of $10.1 million in production costs, driven primarily by the sale of Electus in 2018 and lower revenue from IAC Films, the transfer of Daily Burn to Mosaic Group and the sale of CityGrid in 2018.

•
The MTCH increase was due primarily to increases of $21.3 million in in-app purchase fees paid to Apple and Google as MTCH's revenues are increasingly sourced through mobile app stores, $3.6 million in hosting fees and $2.3 million in compensation expense.

•
The Applications increase was due primarily to an increase of $4.5 million in traffic acquisition costs driven primarily by the inclusion of iTranslate and TelTech, partially offset by a decline in revenue at Desktop.

Selling and marketing expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$421,860	$19,028	5%	$402,832
As a percentage of revenue	38%			40%
Selling and marketing expense in 2019 increased from 2018 due to increases of $37.4 million from ANGI and $9.5 million from Vimeo, partially offset by a decrease of $29.8 million from Emerging & Other.

•
The ANGI increase was due primarily to increases in advertising expense of $26.0 million and compensation expense of $5.8 million as well as expense from the inclusion of Handy. The increase in advertising expense was due primarily to increased investments in online marketing and television spend. Compensation expense increased due primarily to growth in the sales force.

•
The Vimeo increase was due primarily to an increase in marketing of $8.0 million related to the launch of a brand campaign in 2019 and an increase in compensation expense of $1.4 million, due, in part, to growth in the sales force.

•
The Emerging & Other decrease was due primarily to a decrease in marketing of $20.8 million at Ask Media Group, the transfer of Daily Burn to Mosaic Group, the sale of Electus and a decrease in offline marketing of $2.8 million at IAC Films, partially offset by $1.1 million of expense from the inclusion of BlueCrew.

General and administrative expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$213,616	$29,432	16%	$184,184
As a percentage of revenue	19%			19%
General and administrative expense in 2019 increased from 2018 due to increases of $11.6 million from MTCH, $8.2 million from ANGI and $6.2 million from Corporate.

•
The MTCH increase was due primarily to increases of $5.2 million in legal and other professional fees, $3.1 million in compensation expense related to an increase in stock-based compensation expense and higher headcount, and $1.0 million in rent expense due to growth at Tinder. The increase in stock-based compensation expense is primarily due to the issuance of new equity awards since the prior year period.

•
The ANGI increase was due primarily to $7.5 million of expense from the inclusion of Handy and Fixd Repair, including $2.6 million of stock-based compensation expense related to new awards issued in connection with these acquisitions, an increase of $4.9 million in bad debt expense due, in part, to higher Marketplace Revenue and an increase of $0.7 million in software license and maintenance costs, partially offset by a decrease of $5.7 million in compensation expense and the inclusion in 2018 of $2.5 million in integration-related costs in connection with the Combination. The decrease in compensation expense was due primarily to a decrease of $8.2 million in stock-based compensation expense reflecting a decrease of $8.8 million in expense due to the modification and acceleration charges related to the Combination ($7.9 million in 2019 compared to $16.7 million in 2018).

•
The Corporate increase was due primarily to higher compensation costs, including an increase in stock-based compensation expense due primarily to the issuance of new equity awards since the prior year period, and higher professional fees.

Product development expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$88,700	$11,763	15%	$76,937
As a percentage of revenue	8%			8%
Product development expense in 2019 increased from 2018 due to an increase of $12.4 million from MTCH.

•
The MTCH increase was due primarily to an increase of $11.6 million in compensation expense, including an increase of $7.8 million in stock-based compensation expense, due primarily to expense related to the vesting of certain awards for which the market condition was met, and higher headcount at Tinder.

Depreciation

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$18,971	$(286)	(1)%	$19,257
As a percentage of revenue	2%			2%
Depreciation in 2019 decreased from 2018 due primarily to certain fixed assets becoming fully depreciated, partially offset by increased capital expenditures at ANGI.

Operating income (loss)

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$118,828	$6,595	6%	$112,233
ANGI Homeservices	(3,641)	7,115	66%	(10,756)
Vimeo	(17,784)	(8,036)	(82)%	(9,748)
Dotdash	3,047	(144)	(5)%	3,191
Applications	25,356	(105)	—%	25,461
Emerging & Other	(2,520)	(9,013)	NM	6,493
Corporate	(43,413)	(6,489)	(18)%	(36,924)
Total	$79,873	$(10,077)	(11)%	$89,950

As a percentage of revenue	7%			9%
_____________________
NM = Not meaningful.
Operating income in 2019 decreased from 2018, despite an increase in Adjusted EBITDA of $2.2 million, due primarily to increases of $8.4 million in stock-based compensation expense, $2.8 million in amortization of intangibles and a change of $1.4 million in acquisition-related contingent consideration fair value adjustments, partially offset by a decrease of $0.3 million in depreciation. The increase in stock-based compensation expense was due primarily to the issuance of new equity awards since the prior year period and expense of $9.4 million related to the vesting of certain awards for which the market condition was met, partially offset by a decrease of $9.5 million in modification and acceleration charges related to the Combination ($9.6 million in 2019 compared to $19.1 million in 2018). The increase in amortization of intangibles was due primarily an increase in amortization expense related to recent acquisitions, partially offset by lower expense from the Combination.
At March 31, 2019, there was $386.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$155,067	$17,326	13%	$137,741
ANGI Homeservices	37,179	539	1%	36,640
Vimeo	(16,200)	(8,416)	(108)%	(7,784)
Dotdash	7,150	3,301	86%	3,849
Applications	29,688	2,936	11%	26,752
Emerging & Other	(2,095)	(10,303)	NM	8,208
Corporate	(20,220)	(3,212)	(19)%	(17,008)
Total	$190,569	$2,171	1%	$188,398

As a percentage of revenue	17%			19%
For a reconciliation of net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."

MTCH Adjusted EBITDA increased 13% to $155.1 million due primarily to the increase of $57.3 million in revenue due to growth at Tinder, partially offset by higher in-app purchase fees as revenues are increasingly sourced through mobile app stores and higher legal and other professional fees.
ANGI Adjusted EBITDA increased 1% to $37.2 million, growing slower than revenue due primarily to higher selling and marketing expense as a percentage of revenue, investments in Handy and Fixd Repair and an increase of $4.9 million in bad debt expense, partially offset by the inclusion in 2018 of $5.3 million in costs related to the Combination (including deferred revenue write offs, severance, retention and integration-related costs).
Vimeo Adjusted EBITDA loss increased 108% to $16.2 million, despite higher revenue, due primarily to higher marketing expense related to the launch of a brand campaign in 2019.
Dotdash Adjusted EBITDA increased 86% to $7.1 million due primarily to higher revenue.
Applications Adjusted EBITDA increased 11% to $29.7 million due primarily to an increase in revenue primarily at Mosaic Group and lower operating costs at Desktop, partially offset by increased investments in marketing at iTranslate and TelTech.
Emerging & Other Adjusted EBITDA decreased to a loss of $2.1 million in 2019 from a profit of $8.2 million in 2018 due primarily to reduced profits at Ask Media Group, reflecting an increase in traffic acquisition costs, increased investments in BlueCrew and College Humor Media and the sale of Dictionary.com, partially offset by the transfer of Daily Burn to Mosaic Group.
Corporate Adjusted EBITDA loss increased 19% to $20.2 million due primarily to higher compensation costs and professional fees.
Interest expense

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense	$31,143	$4,638	17%	$26,505
Interest expense in 2019 increased from 2018 due primarily to the increase in the average outstanding long-term debt balance and higher interest rates on variable rate debt compared to the prior year period.
Other income (expense), net

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income (expense), net	$651	$5,270	NM	$(4,619)
Other income, net in 2019 includes: $12.4 million of interest income; $8.1 million in a realized loss related to the sale of a business; and $1.9 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar and the Euro relative to the British Pound during the three months ended March 31, 2019.
Other expense, net in 2018 includes: $7.9 million in net foreign currency exchange losses due primarily to the weakening of the U.S. dollar relative to the British Pound and Euro during the three months ended March 31, 2018; and $5.2 million of interest income.

Income tax benefit

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax benefit	$63,604	$34,591	119%	$29,013
Effective income tax rate	NM			NM
The income tax benefits in 2019 and 2018, despite pre-tax income, were due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For further details of income tax matters, see "Note 4—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Net earnings attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated financial statements.

	Three Months Ended March 31,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$24,290	$7,533	45%	$16,757
Net earnings attributable to noncontrolling interests in 2019 primarily represents the publicly-held interest in MTCH's and ANGI's earnings.
Net earnings attributable to noncontrolling interests in 2018 primarily represents the publicly-held interest in MTCH's earnings, partially offset by publicly-held interest in ANGI's losses.

PRINCIPLES OF FINANCIAL REPORTING

IAC reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which we evaluate the performance of our businesses, on which our internal budgets are based and by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, however, should not be considered a substitute for or superior to GAAP results. IAC endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following table reconciles net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net earnings attributable to IAC shareholders	$88,695	$71,082
Add back:
Net earnings attributable to noncontrolling interests	24,290	16,757
Income tax benefit	(63,604)	(29,013)
Other (income) expense, net	(651)	4,619
Interest expense	31,143	26,505
Operating income	79,873	89,950
Stock-based compensation expense	67,444	59,082
Depreciation	18,971	19,257
Amortization of intangibles	22,752	19,953
Acquisition-related contingent consideration fair value adjustments	1,529	156
Adjusted EBITDA	$190,569	$188,398
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 9—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
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
        Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions (including the Combination). At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as technology, service professional relationships, customer lists and user base, memberships, trade names and content, are valued and amortized over their estimated lives. Value is also assigned to acquired indefinite-lived intangible assets, which comprise trade names and trademarks, and goodwill that are not subject to amortization. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairment charges of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Position

	March 31, 2019	December 31, 2018
	(In thousands)
MTCH, Cash and cash equivalents:
United States	$115,499	$83,851
All other countries	109,356	103,096
Total MTCH cash and cash equivalents	224,855	186,947

ANGI, Cash and cash equivalents and marketable securities:
United States	336,655	328,795
All other countries	8,696	8,189
Total cash and cash equivalents	345,351	336,984
Marketable securities (United States)	—	24,947
Total ANGI cash and cash equivalents and marketable securities	345,351	361,931

IAC, Cash and cash equivalents and marketable securities:
United States	1,579,679	1,558,636
All other countries	67,452	49,065
Total cash and cash equivalents	1,647,131	1,607,701
Marketable securities (United States)	40,401	98,718
Total IAC cash and cash equivalents and marketable securities	1,687,532	1,706,419

Total cash and cash equivalents and marketable securities	$2,257,738	$2,255,297

MTCH Debt:
MTCH Term Loan	$425,000	$425,000
MTCH Credit Facility	—	260,000
6.375% MTCH Senior Notes	400,000	400,000
5.00% MTCH Senior Notes	450,000	450,000
5.625% MTCH Senior Notes	350,000	—
Total MTCH long-term debt	1,625,000	1,535,000
Less: unamortized original issue discount	7,023	7,352
Less: unamortized debt issuance costs	16,321	11,737
Total MTCH debt, net	1,601,656	1,515,911

ANGI Debt:
ANGI Term Loan	257,813	261,250
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,399	2,529
Total ANGI debt, net	241,664	244,971

IAC Debt:
Exchangeable Notes	517,500	517,500
4.75% Senior Notes	34,489	34,489
Total IAC long-term debt	551,989	551,989
Less: unamortized original issue discount	50,661	54,025
Less: unamortized debt issuance costs	12,414	13,298
Total IAC debt, net	488,914	484,666

Total long-term debt, net	$2,332,234	$2,245,548

IAC, MTCH and ANGI Long-term Debt
For a detailed description of IAC, MTCH and ANGI long-term debt, see "Note 6—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by (used in)
Operating activities	$102,941	$152,008
Investing activities	55,607	(44,889)
Financing activities	(73,660)	(83,150)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include stock-based compensation expense, deferred income taxes, amortization of intangibles, depreciation and bad debt expense.
2019
Adjustments to earnings consist primarily of $67.4 million of stock-based compensation expense, $22.8 million of amortization of intangibles, $19.0 million of depreciation and $15.0 million of bad debt expense, partially offset by $65.1 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $88.4 million, a decrease in accounts payable and other liabilities of $26.8 million and a decrease in income taxes payable and receivable of $6.2 million, partially offset by an increase in deferred revenue of $26.8 million. The increase in accounts receivable is primarily due to increases at MTCH, ANGI and Applications due to the timing of cash receipts, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019, as well as revenue growth at ANGI. The decrease in accounts payable and other liabilities is primarily due to a decrease in accrued employee compensation mainly related to the payment of 2018 cash bonuses in 2019, partially offset by an increase in accrued interest primarily related to the MTCH Senior Notes due to the timing of interest payments. The decrease in income taxes payable and receivable is primarily due to income tax payments in excess of tax accruals in foreign jurisdictions. The increase in deferred revenue is due primarily to growth in subscription sales at MTCH, Vimeo, and Applications.
Net cash provided by investing activities includes proceeds from maturities (net of purchases) of marketable debt securities of $83.8 million, net proceeds from the sale of businesses and investments of $20.5 million, principally related to the December 31, 2018 sale of Felix, partially offset by capital expenditures of $25.9 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services and cash used for acquisitions of $21.6 million, principally related to the Fixd Repair acquisition.
Net cash used in financing activities includes $300.0 million to repay the outstanding borrowings under the MTCH Credit Facility, $106.6 million and $16.5 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $24.2 million for the repurchase of 0.4 million shares of MTCH common stock, on a settlement date basis, at an average price of $55.60 per share, $14.1 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, partially offset by $350.0 million in proceeds from the 5.625% MTCH Senior Notes, $40.0 million in borrowings under the MTCH Credit Facility, and $9.3 million in proceeds from the exercise of IAC stock options.

2018
Adjustments to earnings consist primarily of $59.1 million of stock-based compensation expense, $20.0 million of amortization of intangibles, $19.3 million of depreciation, $13.7 million of other adjustments, which primarily consist of net foreign currency exchange losses, and $9.5 million of bad debt expense, partially offset by $31.9 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $29.9 million, an increase in other assets of $22.7 million, a decrease in accounts payable and other liabilities of $7.6 million and a decrease in income taxes payable and receivable of $7.0 million, partially offset by an increase in deferred revenue of $41.7 million. The increase in accounts receivable is primarily due to revenue growth at ANGI, MTCH, and Ask Media Group. The increase in other assets is primarily related to an increase in capitalized sales commissions and prepaid marketing at ANGI and an increase in prepaid hosting service contracts at MTCH. The decrease in accounts payable and other liabilities is primarily due to a decrease in accrued employee compensation mainly related to the payment of certain 2017 cash bonuses in 2018, partially offset by an increase in (i) accrued interest primarily related to the MTCH Senior Notes due to the timing of interest payments, and (ii) accrued advertising at ANGI, IAC Films, and Vimeo, partially offset by a decrease in accrued advertising at Applications. The decrease in income taxes payable and receivable is primarily due to income tax payments in excess of tax accruals in foreign jurisdictions. The increase in deferred revenue is due mainly to growth in subscription sales at MTCH and Vimeo and an increase at Electus mainly due to the timing of cash received related to various production deals.
Net cash used in investing activities includes $39.5 million of cash used for acquisitions and investments, which includes the iTranslate and BlueCrew acquisitions, and capital expenditures of $14.8 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services and computer hardware, partially offset by $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis.
Net cash used in financing activities includes $72.1 million and $2.9 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled and $32.5 million for the repurchase of 0.7 million shares of MTCH common stock, on a settlement date basis, at an average price of $44.89 per share, partially offset by $24.3 million in proceeds from the exercise of IAC stock options.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities, cash flows generated from operations and available borrowings under the IAC Credit Facility. IAC's consolidated cash and cash equivalents and marketable securities at March 31, 2019 were $2.3 billion, of which $345.4 million was held by ANGI and $224.9 million was held by MTCH. The Company generated $102.9 million of operating cash flows for three months ended March 31, 2019, of which $92.5 million was generated by MTCH and $26.7 million was generated by ANGI. Each of MTCH and ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and ANGI and their respective subsidiaries. In addition, certain agreements governing MTCH and ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of MTCH, its secured net leverage ratio (as defined in the MTCH Term Loan) exceeds 2.0 to 1.0 or its consolidated leverage ratio (as defined in certain MTCH indentures) exceeds 5.0 to 1.0 , and in the case of ANGI, its consolidated net leverage ratio (as defined in the ANGI Term Loan) exceeds 4.5 to 1.0. There were no such limitations at March 31, 2019.
There were no outstanding borrowings under the IAC, MTCH and ANGI credit facilities at March 31, 2019.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2019 capital expenditures are expected to be higher than 2018 by approximately 55% to 65%, driven by higher capital expenditures at Corporate and higher capital expenditures at ANGI related to the development of capitalized software to support its products and services, as well as leasehold improvements related to the expansion of office space at MTCH's Tinder business. During 2019, the Company will make payments totaling approximately $23.0 million to purchase a 50% ownership interest in an aircraft. A balance of approximately $13.5 million is due upon delivery of the new aircraft, which is expected to occur in late 2020 or early 2021.
At March 31, 2019, IAC has 8.0 million shares remaining in its share repurchase authorization. IAC may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
During the three months ended March 31, 2019, MTCH repurchased 0.5 million shares, on a trade date basis, of its common stock at an average price of $55.62 per share, or $25.3 million in aggregate. From April 1, 2019 through May 3, 2019, MTCH repurchased an additional 0.2 million shares at an average price of $56.99 per share, or $9.6 million in aggregate. MTCH has 2.3 million shares remaining in its share repurchase authorization.

On February 6, 2019, the Board of Directors of ANGI authorized ANGI to repurchase up to 15 million shares of its common stock.
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of IAC common shares that would be required to net settle these vested and unvested interests, other than for MTCH, ANGI and their subsidiaries, at current estimated fair values, at May 3, 2019, is 0.1 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $17.6 million at May 3, 2019, assuming a 50% withholding rate. The number of IAC common shares ultimately needed to settle these awards may vary significantly as a result of both movements in the Company's stock price and the determination of fair value of the relevant subsidiary that is different than the Company's estimate. The Company's RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis. The number of IAC common shares that would be required to net settle these awards at May 3, 2019 is 0.2 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $48.5 million at May 3, 2019, assuming a 50% withholding rate.
During the first quarter of 2019, the Company started to settle stock options on a net basis. Assuming all stock options outstanding on May 3, 2019, were net settled on that date, the Company would have issued 2.0 million common shares (of which 1.6 million is related to vested shares and 0.4 million is related to unvested shares) and would have remitted $456.7 million (of which $354.9 million is related to vested stock options and $101.8 million is related to unvested stock options) in cash for withholding taxes (assuming a 50% withholding rate).
Certain equity awards issued prior to the MTCH initial public offering and the Combination to employees of MTCH and ANGI and denominated in the shares of those subsidiaries may be settled using IAC shares at the Company's election.
MTCH currently settles substantially all equity awards on a net basis. Assuming all MTCH equity awards outstanding on May 3, 2019 were net settled on that date, MTCH would have issued 8.6 million common shares (of which 2.0 million is related to vested shares and 6.6 million is related to unvested shares) and would have remitted $530.0 million (of which $124.0 million is related to vested shares and $406.0 million is related to unvested shares) in cash for withholding taxes (assuming a 50% withholding rate). If MTCH decided to issue a sufficient number of shares to cover the $530.0 million employee withholding tax obligation, 8.6 million additional shares would be issued by MTCH. Certain MTCH stock options ("Tandem Awards") can be settled in MTCH or IAC common stock at the Company's election. Assuming all vested and unvested Tandem Awards outstanding on May 3, 2019 were exercised on that date and settled using IAC stock, 0.4 million IAC common shares would have been issued in settlement and MTCH would have issued $1.3 million shares, which is included in the amount above, to IAC as reimbursement.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on May 3, 2019 were net settled on that date using IAC stock, 0.9 million IAC common shares would have been issued in settlement, IAC would have been issued 10.7 million shares of ANGI Class A stock and ANGI would have remitted $197.3 million in cash for withholding taxes (assuming a 50% withholding rate). If ANGI decided to issue a sufficient number of shares to cover the $197.3 million employee withholding tax obligation, 10.7 million additional Class A shares would be issued by ANGI. ANGI's cash withholding obligation on all other ANGI net settled awards outstanding on May 3, 2019 is $64.4 million (assuming a 50% withholding rate), which is the equivalent of 3.5 million shares.
Prior to the Combination in 2017, the Company issued a number of IAC denominated PSUs to certain ANGI employees. Vesting of the PSUs is contingent upon ANGI's performance. These awards are settled in shares of IAC common stock. ANGI reimburses IAC, at IAC's option, in either cash or through the issuance of Class B shares to IAC. Assuming all of the PSUs outstanding on May 3, 2019 were net settled on that date using IAC stock, 0.1 million IAC common shares would have been issued in settlement, IAC would have been issued 0.7 million shares of ANGI Class B stock and ANGI would have remitted $12.9 million in cash for withholding taxes (assuming a 50% withholding rate).

As of March 31, 2019, IAC's economic and voting interest in MTCH is 80.4% and 97.5%, respectively, and in ANGI is 83.3% and 98.0%, respectively. As described above, certain MTCH and ANGI equity awards can be settled either in IAC common shares or the common shares of these subsidiaries at IAC's election. The Company currently expects to settle a sufficient number of awards in IAC shares to maintain an economic interest in both MTCH and ANGI of at least 80% and to otherwise take such other steps as necessary to maintain an economic interest in each of MTCH and ANGI of at least 80%.
The Company does not expect to be a full U.S. federal cash income tax payer until 2022. The ultimate timing is dependent primarily on the performance of the Company, other components of pre-tax income (including realized gains and losses) and the amount and timing of tax deductions related to stock-based awards.
At March 31, 2019, all of the Company’s international cash can be repatriated without significant tax consequences.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
During the three months ended March 31, 2019, there were no material changes to the Company's contractual obligations, commercial commitments and off-balance sheet arrangements since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018, except as noted below.
On February 15, 2019, MTCH issued $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029. The proceeds were used to repay outstanding borrowings under the MTCH Credit Facility, to pay expenses associated with the offering, and for general corporate purposes.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2019, there were no material changes to the Company's instruments or positions that are sensitive to market risk since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018, other than with respect to MTCH's outstanding borrowings, as described in "Contractual Obligations and Commercial Commitments" included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Bumble Claims against Match Group, LLC
On March 28, 2018, Bumble and its parent company filed a lawsuit against Match Group, LLC ("Match") in state court in Texas. See Bumble Trading, Inc. and Bumble Holding, Ltd. v. Match Group, LLC, No. DC‑18‑04140 (160th Judicial District Court, County of Dallas). The petition alleged that Match wrongfully obtained confidential information from the plaintiffs in connection with a potential Bumble sale process and filed an intellectual property lawsuit in federal court against Bumble in bad faith to undermine that process. The petition asserted claims for tortious interference with business relationships, fraud, misappropriation of trade secrets, unfair competition, promissory estoppel and disparagement. The petition sought damages in excess of $400 million and an injunction against interference with the plaintiffs’ prospective business relationships or use of their confidential information. Match removed the case to federal court, and the case was later transferred to the federal court where Match's intellectual property lawsuit against Bumble is pending. See Match Group, LLC vs. Bumble Trading Inc., No. 6-18-cv-80 (U.S. District Court, Western District of Texas). On February 28, 2019, Match and Bumble entered into an agreement pursuant to which Bumble dismissed, with prejudice, all allegations in its petition, and Match dismissed, with prejudice, its patent infringement claim based upon its design patent (U.S. Patent D798,314). Under the agreement, Match also dismissed, without prejudice, its remaining claims and counterclaims asserted in response to Bumble's lawsuit. On March 5, 2019, the court entered an agreed dismissal closing the case brought by Bumble.

On April 10, 2019, Bumble alleged various counterclaims in Match's intellectual property lawsuit, including claims for fraud, negligent misrepresentation, unfair competition, promissory estoppel, and interference with prospective business relations, based upon the allegation that Match and IAC misled Bumble in its sale process by falsely misrepresenting they would make a higher offer to purchase Bumble. On May 1, 2019, Match and IAC filed a motion to dismiss those counterclaims. We believe that Bumble's counterclaims are not material to IAC or Match and are without merit and will continue to vigorously defend against them.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match or Tinder, an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving one of the plaintiffs (Mr. Rad) of his contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs. On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time‑barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint. On December 17, 2018, plaintiffs filed their opposition to the motion to dismiss. On January 15, 2019, the defendants filed their reply brief. On March 6, 2019, the court heard oral arguments on the motion, which remains pending. Discovery in the case is proceeding. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Investigation of Certain Match.com Business Practices
In March 2017, the Federal Trade Commission (the "FTC") requested information and documents in connection with a civil investigation regarding certain business practices of Match.com. In November 2018, the FTC offered to resolve its potential claims relating to Match.com’s marketing, chargeback and online cancellation practices via a consent judgment mandating certain changes in Match.com’s business practices, as well as a payment in the amount of $60 million. While Match Group is amenable to resolving this matter, it has informed the FTC that its requested payment is grossly excessive. We and Match Group believe that the FTC’s legal challenges to Match.com’s practices, policies and procedures are without merit and are prepared to defend vigorously against them.
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
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: our continued ability to successfully market, distribute and monetize our products and services through search engines, social media platforms and digital app stores, the failure or delay of the markets and industries in which our businesses operate to migrate online, our ability to build, maintain and/or enhance our various brands, our ability to develop and monetize versions of our products and services for mobile and other digital devices, adverse economic events or trends, either generally and/or in any of the markets in which our businesses operate, our continued ability to communicate with users and consumers via e-mail (or sufficient means), our ability to successfully offset increasing digital app store fees, our ability to establish and maintain relationships with quality service professionals, changes in our relationship with (or policies implemented by) Google, foreign exchange currency rate fluctuations, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with whom we do business), changes in key personnel, our ability to service our outstanding indebtedness and interest rate risk, dilution with respect to our investments in Match Group and ANGI Homeservices, operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, our ability to expand successfully into international markets, regulatory changes and our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2019.

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended March 31, 2019. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. IAC may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
3.4	Certificate of Designations of Series C Cumulative Preferred Stock.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.5	Certificate of Designations of Series D Cumulative Preferred Stock. (1)	Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q, filed on November 9, 2018.
4.1	Indenture for 5.625% Senior Notes due 2029, dated as of February 15, 2019, between Match Group, Inc. and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on February 15, 2019.
10.1	Amendment No. 3 to Google Services Agreement, dated as of February 11, 2019 (with an effective date of April 1, 2020, between the Registrant and Google LLC (1)(2)
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.INS	XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation (1)
101.DEF	XBRL Taxonomy Extension Definition (1)
101.LAB	XBRL Taxonomy Extension Labels (1)
101.PRE	XBRL Taxonomy Extension Presentation (1)

_______________________________________________________________________________

(1)	Filed herewith.

(2)	Certain information has been excluded from this exhibit because it is not material and would likely cause competitive harm to the Registrant if publicly disclosed.

(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 9, 2019
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	May 9, 2019
Glenn H. Schiffman