Form 10-Q
period 2019-06-30
IAC/INTERACTIVECORP
filed 2019-08-09
CIK 891103

As filed with the Securities and Exchange Commission on August 8, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 2, 2019, the following shares of the registrant's common stock were outstanding:

Common Stock	78,509,401
Class B Common Stock	5,789,499
Total outstanding Common Stock	84,298,900

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$3,151,959	$2,131,632
Marketable securities	161,749	123,665
Accounts receivable, net of allowance and reserves of $24,699 and $18,860, respectively	365,495	279,189
Other current assets	234,884	228,253
Total current assets	3,914,087	2,762,739

Right-of-use assets	180,290	—
Property and equipment, net of accumulated depreciation and amortization of $298,113 and $286,798, respectively	361,550	318,800
Goodwill	2,892,962	2,726,859
Intangible assets, net of accumulated amortization of $175,570 and $136,405, respectively	628,418	631,422
Long-term investments	101,958	235,055
Deferred income taxes	115,988	64,786
Other non-current assets	103,852	134,924
TOTAL ASSETS	$8,299,105	$6,874,585

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	104,392	74,907
Deferred revenue	402,218	360,015
Accrued expenses and other current liabilities	433,102	434,886
Total current liabilities	953,462	883,558

Long-term debt, net	3,138,531	2,245,548
Income taxes payable	36,533	37,584
Deferred income taxes	23,010	23,600
Other long-term liabilities	223,470	66,807

Redeemable noncontrolling interests	80,502	65,687

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 262,789 and 262,303 shares, respectively, and outstanding 78,449 and 77,963 shares, respectively	263	262
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	11,957,543	12,022,387
Retained earnings	1,460,956	1,258,794
Accumulated other comprehensive loss	(125,705)	(128,722)
Treasury stock 194,708 shares	(10,309,612)	(10,309,612)
Total IAC shareholders' equity	2,983,461	2,843,125
Noncontrolling interests	860,136	708,676
Total shareholders' equity	3,843,597	3,551,801
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,299,105	$6,874,585

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenue	$1,186,658	$1,059,122	$2,292,501	$2,054,197
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	276,389	218,224	536,460	420,186
Selling and marketing expense	411,102	369,660	832,962	772,492
General and administrative expense	225,514	188,363	439,130	372,547
Product development expense	78,614	75,445	167,314	152,382
Depreciation	21,091	18,805	40,062	38,062
Amortization of intangibles	19,638	20,188	42,390	40,141
Total operating costs and expenses	1,032,348	890,685	2,058,318	1,795,810
Operating income	154,310	168,437	234,183	258,387
Interest expense	(37,206)	(27,356)	(68,349)	(53,861)
Other income, net	45,972	171,141	46,623	166,522
Earnings before income taxes	163,076	312,222	212,457	371,048
Income tax (provision) benefit	(16,285)	(31,368)	47,319	(2,355)
Net earnings	146,791	280,854	259,776	368,693
Net earnings attributable to noncontrolling interests	(33,324)	(62,501)	(57,614)	(79,258)
Net earnings attributable to IAC shareholders	$113,467	$218,353	$202,162	$289,435

Earnings per share attributable to IAC shareholders:
Basic earnings per share	$1.35	$2.61	$2.41	$3.47
Diluted earnings per share	$1.19	$2.32	$2.10	$3.05

Stock-based compensation expense by function:
Cost of revenue	$695	$715	$1,984	$1,425
Selling and marketing expense	2,760	2,077	5,477	3,842
General and administrative expense	49,949	44,875	94,959	90,501
Product development expense	9,021	9,894	27,449	20,875
Total stock-based compensation expense	$62,425	$57,561	$129,869	$116,643
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings	$146,791	$280,854	$259,776	$368,693
Other comprehensive income (loss), net of income taxes:
Change in foreign currency translation adjustment	1,097	(46,576)	2,406	(11,183)
Change in unrealized gains and losses of available-for-sale debt securities (a)	(6)	13	(5)	13
Total other comprehensive income (loss), net of income taxes	1,091	(46,563)	2,401	(11,170)
Comprehensive income, net of income taxes	147,882	234,291	262,177	357,523
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(33,324)	(62,501)	(57,614)	(79,258)
Change in foreign currency translation adjustment attributable to noncontrolling interests	—	9,119	(316)	2,083
Change in unrealized gains and losses of available-for-sale debt securities attributable to noncontrolling interests	—	—	1	—
Comprehensive income attributable to noncontrolling interests	(33,324)	(53,382)	(57,929)	(77,175)
Comprehensive income attributable to IAC shareholders	$114,558	$180,909	$204,248	$280,348
_____________________

(a)	Net of income tax provision of $4 for both the three and six months ended June 30, 2018.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended June 30, 2019 and 2018
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at March 31, 2019	$71,914	$263	262,629	$16	16,157	$11,868,424	$1,347,489	$(126,719)	$(10,309,612)	$2,779,861	$791,475	$3,571,336
Net earnings	6,946	—	—	—	—	—	113,467	—	—	113,467	26,378	139,845
Other comprehensive (loss) income, net of income taxes	(335)	—	—	—	—	—	—	1,091	—	1,091	335	1,426
Stock-based compensation expense	35	—	—	—	—	22,890	—	—	—	22,890	39,494	62,384
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	160	—	—	(18,112)	—	—	—	(18,112)	—	(18,112)
Purchase of redeemable noncontrolling interests	(2,939)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(104)	—	—	—	—	104	—	—	—	104	—	104
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and treasury stock repurchases	—	—	—	—	—	(87,169)	—	(79)	—	(87,248)	(103)	(87,351)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(12,642)	—	2	—	(12,640)	2,384	(10,256)
Noncontrolling interests created in acquisitions	5,009	—	—	—	—	—	—	—	—	—	—	—
Purchase of exchangeable note hedges	—	—	—	—	—	(303,428)	—	—	—	(303,428)	—	(303,428)
Equity component of exchangeable senior notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	321,128	—	—	—	321,128	—	321,128
Issuance of warrants	—	—	—	—	—	166,520	—	—	—	166,520	—	166,520
Other	(24)	—	—	—	—	(172)	—	—	—	(172)	173	1
Balance at June 30, 2019	$80,502	$263	262,789	$16	16,157	$11,957,543	$1,460,956	$(125,705)	$(10,309,612)	$2,983,461	$860,136	$3,843,597

Balance at March 31, 2018	$47,099	$261	261,396	$16	16,157	$12,093,006	$702,915	$(74,950)	$(10,226,721)	$2,494,527	$587,864	$3,082,391
Net earnings	35,715	—	—	—	—	—	218,353	—	—	218,353	26,786	245,139
Other comprehensive loss, net of income taxes	(865)	—	—	—	—	—	—	(37,444)	—	(37,444)	(8,254)	(45,698)
Stock-based compensation expense	390	—	—	—	—	18,801	—	—	—	18,801	38,370	57,171
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	361	—	—	615	—	—	—	616	—	616
Purchase of treasury stock	—	—	—	—	—	—	—	—	(14,713)	(14,713)	—	(14,713)
Purchase of redeemable noncontrolling interests	(59)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(549)	(549)
Adjustment of redeemable noncontrolling interests to fair value	(1,554)	—	—	—	—	1,554	—	—	—	1,554	—	1,554
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and treasury stock repurchases	—	—	—	—	—	(83,043)	—	(309)	—	(83,352)	(1,699)	(85,051)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(22,064)	—	(14)	—	(22,078)	3,931	(18,147)
Noncontrolling interests created in acquisitions	1,474	—	—	—	—	—	—	—	—	—	14,246	14,246
Other	(6,481)	—	—	—	—	(185)	—	—	—	(185)	174	(11)
Balance at June 30, 2018	$75,719	$262	261,757	$16	16,157	$12,008,684	$921,268	$(112,717)	$(10,241,434)	$2,576,079	$660,869	$3,236,948
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2019 and 2018
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2018	$65,687	$262	262,303	$16	16,157	$12,022,387	$1,258,794	$(128,722)	$(10,309,612)	$2,843,125	$708,676	$3,551,801
Net earnings	5,895	—	—	—	—	—	202,162	—	—	202,162	51,719	253,881
Other comprehensive (loss) income, net of income taxes	(149)	—	—	—	—	—	—	2,086	—	2,086	464	2,550
Stock-based compensation expense	77	—	—	—	—	43,055	—	—	—	43,055	86,731	129,786
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	486	—	—	(23,023)	—	—	—	(23,022)	—	(23,022)
Purchase of redeemable noncontrolling interests	(6,121)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	10,138	—	—	—	—	(10,138)	—	—	—	(10,138)	—	(10,138)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and treasury stock repurchases	—	—	—	—	—	(221,030)	—	922	—	(220,108)	881	(219,227)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(37,739)	—	9	—	(37,730)	11,492	(26,238)
Noncontrolling interests created in acquisitions	5,009	—	—	—	—	—	—	—	—	—	—	—
Purchase of exchangeable note hedges	—	—	—	—	—	(303,428)	—	—	—	(303,428)	—	(303,428)
Equity component of exchangeable senior notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	321,128	—	—	—	321,128	—	321,128
Issuance of warrants	—	—	—	—	—	166,520	—	—	—	166,520	—	166,520
Other	(34)	—	—	—	—	(189)	—	—	—	(189)	173	(16)
Balance at June 30, 2019	$80,502	$263	262,789	$16	16,157	$11,957,543	$1,460,956	$(125,705)	$(10,309,612)	$2,983,461	$860,136	$3,843,597

Balance at December 31, 2017	$42,867	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	$(10,226,721)	$2,430,028	$516,795	$2,946,823
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	36,795	—	—	36,795	3,410	40,205
Net earnings	34,756	—	—	—	—	—	289,435	—	—	289,435	44,502	333,937
Other comprehensive loss, net of income taxes	(286)	—	—	—	—	—	—	(9,087)	—	(9,087)	(1,797)	(10,884)
Stock-based compensation expense	800	—	—	—	—	36,015	—	—	—	36,015	79,828	115,843
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,133	—	—	25,890	—	—	—	25,891	—	25,891
Purchase of treasury stock	—	—	—	—	—	—	—	—	(14,713)	(14,713)	—	(14,713)
Purchase of redeemable noncontrolling interests	(59)	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(818)	(818)
Adjustment of redeemable noncontrolling interests to fair value	1,849	—	—	—	—	(1,849)	—	—	—	(1,849)	—	(1,849)
Issuance of Match Group common stock pursuant to stock-based awards, net of withholding taxes, and treasury stock repurchases	—	—	—	—	—	(194,764)	—	(45)	—	(194,809)	(285)	(195,094)
Issuance of ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(24,002)	—	(17)	—	(24,019)	4,729	(19,290)
Noncontrolling interests created in acquisitions	2,261	—	—	—	—	—	—	—	—	—	14,246	14,246
Other	(6,469)	—	—	—	—	2,392	—	—	—	2,392	259	2,651
Balance at June 30, 2018	$75,719	$262	261,757	$16	16,157	$12,008,684	$921,268	$(112,717)	$(10,241,434)	$2,576,079	$660,869	$3,236,948
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$259,776	$368,693
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	129,869	116,643
Amortization of intangibles	42,390	40,141
Depreciation	40,062	38,062
Bad debt expense	33,408	20,865
Deferred income taxes	(57,169)	(11,258)
Unrealized gains on equity securities, net	(29,247)	(126,559)
Losses (gains) from the sale of investments and businesses, net	6,242	(27,172)
Other adjustments, net	20,175	8,591
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(124,957)	(60,185)
Other assets	3,482	(38,195)
Accounts payable and other liabilities	(1,764)	1,063
Income taxes payable and receivable	(7,956)	3,467
Deferred revenue	41,497	45,646
Net cash provided by operating activities	355,808	379,802
Cash flows from investing activities:
Acquisitions, net of cash acquired	(201,026)	(17,513)
Capital expenditures	(76,623)	(39,696)
Proceeds from maturities of marketable debt securities	163,500	10,000
Purchases of marketable debt securities	(39,740)	(124,397)
Net proceeds from the sale of businesses and investments	23,373	27,540
Purchases of investments	—	(31,180)
Other, net	(2,156)	9,599
Net cash used in investing activities	(132,672)	(165,647)
Cash flows from financing activities:
Proceeds from issuance of IAC debt	1,150,000	—
Purchase of exchangeable note hedges	(303,428)	—
Proceeds from issuance of warrants	166,520	—
Borrowings under Match Group Credit Facility	40,000	—
Proceeds from Match Group 2019 Senior Notes offering	350,000	—
Principal payments on Match Group Credit Facility	(300,000)	—
Principal payments on ANGI Homeservices Term Loan	(6,875)	(6,875)
Debt issuance costs	(26,361)	(532)
Purchase of IAC treasury stock	—	(7,869)
Purchase of Match Group treasury stock	(76,086)	(73,943)
Proceeds from the exercise of IAC stock options	9,767	27,317
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	573	2,125
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(32,789)	(495)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	(164,710)	(136,727)
Purchase of noncontrolling interests	(6,121)	(877)
Other, net	(3,719)	(4,829)
Net cash provided by (used in) financing activities	796,771	(202,705)
Total cash provided	1,019,907	11,450
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	361	44
Net increase in cash, cash equivalents, and restricted cash	1,020,268	11,494
Cash, cash equivalents, and restricted cash at beginning of period	2,133,685	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$3,153,953	$1,645,176
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, OkCupid and Hinge, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy, and also operates Vimeo and Dotdash, among many other online businesses.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
As of June 30, 2019, IAC’s economic and voting interest in:

•	Match Group were 80.4%, and 97.5%, respectively. All references to "Match Group" or "MTCH" in this report are to Match Group, Inc.

•	ANGI Homeservices were 83.1%, and 98.0%, respectively. All reference to "ANGI Homeservices" or "ANGI" in this report are to ANGI Homeservices Inc.
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
Accounting for Investments and Equity Securities
Investments in equity securities, other than those of our consolidated subsidiaries and those accounted for under the equity method, are accounted for at fair value or under the measurement alternative of the Financial Accounting Standards Board's ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, following its adoption on January 1, 2018, with any changes to fair value recognized within other income (expense), net each reporting period. Under the measurement alternative, equity investments without readily determinable fair values are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer; value is generally determined based on a market approach as of the transaction date. A security will be considered identical or similar if it has identical or similar rights to the equity securities held by the Company. The Company reviews its investments in equity securities without readily determinable fair values for impairment each reporting period when there are qualitative factors or events that indicate possible impairment. Factors we consider in making this determination include negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. When indicators of impairment exist, the Company prepares quantitative assessments of the fair value of our investments in equity securities, which require judgment and the use of estimates. When our assessment indicates that the fair value of the investment is below its carrying value, the Company writes down the investment to its fair value and records the corresponding charge within other income (expense), net.
Investments in the common stock or in-substance common stock of entities in which the Company has the ability to

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet. At June 30, 2019 and December 31, 2018, the Company did not have any investments accounted for using the equity method.
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
On an ongoing basis, the Company evaluates its estimates and judgments, including those related to: the fair values of cash equivalents and marketable debt securities; the carrying value of accounts receivable, including the determination of the allowance for doubtful accounts; the determination of revenue reserves; the useful lives and recoverability of definite-lived intangible assets and property and equipment; the recoverability of goodwill and indefinite-lived intangible assets; the fair value of equity securities without readily determinable fair values; contingencies; the fair value of acquisition-related contingent consideration arrangements; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. The Company bases its estimates and judgments on historical experience, its forecasts and budgets and other factors that the Company considers relevant.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to our customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 8—Segment Information."
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2018 are $360.0 million and $1.7 million, respectively. During the six months ended June 30, 2019, the Company recognized $315.0 million of revenue that was included in the deferred revenue balance as of December 31, 2018. The current and non-current deferred revenue balances at June 30, 2019 are $402.2 million and $1.4 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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
For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the customer relationship period is greater than one year is $40.8 million and $40.5 million at June 30, 2019 and December 31, 2018, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Certain Risks and Concentrations—Services Agreement with Google
A meaningful portion of the Company's revenue is attributable to a services agreement with Google (the "Services Agreement"). In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and six months ended June 30, 2019, consolidated revenue earned from Google was $196.4 million and $392.3 million, respectively, both representing 17%, of the Company's consolidated revenue. For the three and six months ended June 30, 2018, consolidated revenue earned from Google was $204.9 million and $416.2 million, representing 19% and 20%, respectively, of the Company's consolidated revenue. Accounts receivable related to revenue earned from Google totaled $73.2 million and $69.1 million at June 30, 2019 and December 31, 2018, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and the Ask Media Group within the Emerging & Other segment. For the three and six months ended June 30, 2019, revenue from the Services Agreement of $78.1 million and $166.1 million, respectively, was earned within the Applications segment and $104.0 million and $198.2 million, respectively, within the Emerging & Other segment. For the three and six months ended June 30, 2018, revenue from the Services Agreement of $107.4 million and $215.9 million, respectively, was earned within the Applications segment and $82.6 million and $168.4 million, respectively, within the Emerging & Other segment.
The current Services Agreement expires on March 31, 2020. On February 11, 2019, the Company and Google amended the Services Agreement, effective as of April 1, 2020.  The amendment extends the expiration date of the agreement to March 31, 2023.  The Company believes that the amended agreement, taken as a whole, is comparable to the Company’s currently existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations.
On May 31, 2019, Google announced policy changes, which became effective on July 1, 2019, related to all extensions distributed through the Chrome Web Store, including the Company's. These policy changes could negatively impact the distribution of our desktop products through the Chrome Web Store and, thereby, reduce the revenue and profits of the Desktop business within our Applications segment, which could in turn reduce the fair value of the Desktop reporting unit and the related intangible asset. A reduction in the fair value of the Desktop reporting unit of approximately 10% would result in an impairment of goodwill equal to the excess of the carrying value over the fair value. Any reduction in the fair value of the related intangible asset would result in an impairment equal to such reduction. As of June 30, 2019, the goodwill balance of the Desktop reporting unit and the carrying value of the related intangible asset are $265.1 million and $28.9 million, respectively.
Adoption of ASU No. 2016-02, Leases (Topic 842)
The Company adopted ASU No. 2016-02, Leases (Topic 842) ("ASC 842") effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.
The adoption of ASC 842 resulted in the recognition of $154.7 million of right-of-use assets ("ROU assets") and related lease liabilities as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows.
The Company adopted ASC 842 prospectively and, therefore, did not revise comparative period information or disclosure. In addition, the Company elected the package of practical expedients permitted under ASC 842.
See "Note 2—Leases" for additional information on the adoption of ASC 842.
Reclassifications

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2—LEASES
The Company leases land, office space, data center facilities and equipment used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the present value of the Company’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's and its publicly-traded subsidiaries' respective incremental borrowing rates on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. The Company combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less ("short-term leases") are not recorded on the accompanying consolidated balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases	Balance Sheet Classification	June 30, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets	$180,290

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	32,635
Long-term lease liabilities	Other long-term liabilities	201,708
Total lease liabilities		$234,343

Lease Cost	Income Statement Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
		(In thousands)
Fixed lease cost	Cost of revenue	$1,131	$2,206
Fixed lease cost	Selling and marketing expense	3,002	4,911
Fixed lease cost	General and administrative expense	9,400	16,590
Fixed lease cost	Product development expense	282	600
Total fixed lease cost (a)		13,815	24,307
Variable lease cost	Cost of revenue	107	264
Variable lease cost	Selling and marketing expense	366	670
Variable lease cost	General and administrative expense	1,884	3,688
Variable lease cost	Product development expense	45	99
Total variable lease cost		2,402	4,721
Net lease cost		$16,217	$29,028
_____________________

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a) Includes approximately $1.7 million and $3.0 million of short-term lease cost and $0.5 million and $1.1 million of sublease income for the three and six months ended June 30, 2019, respectively.

Maturities of lease liabilities as of June 30, 2019 (in thousands)(b):

Remainder of 2019	$20,503
2020	45,081
2021	38,724
2022	31,829
2023	28,491
After 2023	249,573
Total	414,201
Less: Interest	179,858
Present value of lease liabilities	$234,343
_____________________

(b)	Lease payments exclude $1.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

The following are the weighted average assumptions used for lease term and discount rate as of June 30, 2019:

Remaining lease term	15.9 years
Discount rate	6.03%

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Other Information:
Right-of-use assets obtained in exchange for lease liabilities	$24,888	$53,158
Cash paid for amounts included in the measurement of lease liabilities	$10,539	$23,714

NOTE 3—INCOME TAXES
At the end of each interim period, the Company estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
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
For the three months ended June 30, 2019, the Company recorded an income tax provision of $16.3 million, which represents an effective income tax rate of 10%, which is lower than the statutory rate of 21%, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the six months ended June 30, 2019, the Company

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recorded an income tax benefit, despite pre-tax income, of $47.3 million due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards. For the three and six months ended June 30, 2018, the Company recorded income tax provisions of $31.4 million and $2.4 million, respectively, which represent effective income tax rates of 10% and 1%, respectively. The effective tax rates are lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. Accruals for interest and penalties are not material.
The Company is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal income tax returns for the years ended December 31, 2010 through 2016. The statute of limitations for the years 2010 through 2012 has been extended to July 31, 2020 and the statute of limitations for the years 2013 through 2015 has been extended to December 31, 2020. Returns filed in various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits considered sufficient to pay assessments that may result from examination of prior year tax returns. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of the Company, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
At June 30, 2019 and December 31, 2018, unrecognized tax benefits, including interest and penalties, are $52.0 million and $52.3 million, respectively. If unrecognized tax benefits at June 30, 2019 are subsequently recognized, $48.6 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable amount as of December 31, 2018 was $49.1 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $24.0 million by June 30, 2020, due to expirations of statutes of limitations or other settlements; $23.5 million of which would reduce the income tax provision.
NOTE 4—FINANCIAL INSTRUMENTS
Marketable Securities
At June 30, 2019 and December 31, 2018, the fair value of marketable securities are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Marketable equity securities	$161,749	$419
Available-for-sale marketable debt securities	—	123,246
Total marketable securities	$161,749	$123,665

The Company has an investment in Pinterest, which became a publicly-traded company in the second quarter of 2019. With effect from Pinterest's initial public offering, the Company's investment has been accounted for as a marketable security. Prior to this, the Company accounted for its investment in Pinterest as an equity security without a readily determinable fair value.  For both the three and six months ended June 30, 2019, the Company recognized an unrealized gain of $29.8 million related to its investment in Pinterest, which is included in “Other income, net” in the accompanying consolidated statement of operations.
At December 31, 2018, current available-for-sale marketable debt securities were as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$112,291	$3	$(3)	$112,291
Commercial paper	10,955	—	—	10,955
Total available-for-sale marketable debt securities	$123,246	$3	$(3)	$123,246

The following table presents the proceeds from maturities of available-for-sale marketable debt securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from maturities of available-for-sale marketable debt securities	$40,000	$5,000	$163,500	$10,000

The specific-identification method is used to determine the cost of available-for-sale marketable debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no gross realized gains or losses from the maturities of available-for-sale marketable debt securities for the three and six months ended June 30, 2019 and 2018.
Equity securities without readily determinable fair values
At June 30, 2019 and December 31, 2018, the carrying values of the Company's investments in equity securities without readily determinable fair values totaled $102.0 million and $235.1 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. All gains and losses on equity securities without readily determinable fair values, realized and unrealized, are recognized in "other income, net" in the accompanying consolidated statement of operations.
The following table presents a summary of realized and unrealized gains and losses recorded in other income (expense), net, as adjustments to the carrying value of equity securities without readily determinable fair values held as of June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Upward adjustments (gross unrealized gains)	$—	$128,786	$—	$128,786
Downward adjustments including impairment (gross unrealized losses)	(500)	(2,396)	(650)	(2,588)
Total	$(500)	$126,390	$(650)	$126,198

The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at June 30, 2019 were $0.2 million and $(2.7) million, respectively.
Realized and unrealized gains and losses for the Company's marketable equity securities and investments without readily determinable fair values for the three and six months ended June 30, 2019 and 2018 are as follows:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Realized gains, net, for equity securities sold	$2,066	$27,275	$2,144	$27,172
Unrealized gains, net, on equity securities held	29,369	126,414	29,247	126,559
Total gains recognized, net, in other income, net	$31,435	$153,689	$31,391	$153,731

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

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$1,754,220	$—	$—	$1,754,220
Treasury discount notes	—	711,877	—	711,877
Time deposits	—	145,036	—	145,036
Commercial paper	—	30,956	—	30,956
Marketable securities:
Marketable equity security	161,749	—	—	161,749
Total	$1,915,969	$887,869	$—	$2,803,838

Liabilities:
Contingent consideration arrangement	$—	$—	$(29,803)	$(29,803)

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

	Contingent Consideration Arrangements
	Three Months Ended June 30,
	2019	2018
	(In thousands)
Balance at April 1	$(28,186)	$(1,965)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(1,617)	(54)
Included in other comprehensive income	—	109
Balance at June 30	$(29,803)	$(1,910)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Contingent Consideration Arrangements
	Six Months Ended June 30,
	2019	2018
	(In thousands)
Balance at January 1	$(28,631)	$(2,647)
Total net losses:
Included in earnings:
Fair value adjustments	(3,146)	(210)
Included in other comprehensive loss	(14)	(1)
Settlements	1,988	948
Balance at June 30	$(29,803)	$(1,910)

Contingent Consideration Arrangements
At June 30, 2019, the Company has one outstanding contingent consideration arrangement related to a business acquisition. The arrangement has a total maximum contingent payment of $45.0 million. At June 30, 2019, the gross fair value of this arrangement, before unamortized discount, is $44.0 million. During the first quarter of 2019, the Company paid $2.0 million to settle a contingent consideration arrangement that was outstanding at December 31, 2018.
Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets. The Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, because the arrangements are initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligation to determine the net amount reflected in the consolidated financial statements. The fair value of the contingent consideration arrangement at June 30, 2019 reflects a discount rate of 25%. The fair values of the contingent consideration arrangements at December 31, 2018 reflect discount rates ranging from 12% to 25%.
The fair value of contingent consideration arrangements is sensitive to changes in the expected achievement of the applicable targets and changes in discount rates. The Company remeasures the fair value of the contingent consideration arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at June 30, 2019 and December 31, 2018 includes a current portion of $12.6 million and $2.0 million, respectively, and a non-current portion of $17.2 million and $26.6 million, respectively. The current and non-current portions of the contingent consideration liability are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
Assets measured at fair value on a nonrecurring basis
The Company's non-financial assets, such as goodwill, intangible assets and property and equipment, are adjusted to fair value only when an impairment is recognized. The Company's financial assets, comprising equity securities without readily determinable fair values, are adjusted to fair value when observable price changes are identified or an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
Financial instruments measured at fair value only for disclosure purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,681)	$(13,750)	$(12,753)
Long-term debt, net(a)	(3,138,531)	(3,914,422)	(2,245,548)	(2,460,204)

_____________________

(a)
At June 30, 2019 and December 31, 2018, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $429.1 million and $88.9 million, respectively.

At June 30, 2019 and December 31, 2018, the fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. At December 31, 2018, the Company considered the outstanding borrowings under the MTCH's $500 million revolving credit facility ("MTCH Credit Facility"), which has a variable interest rate, to have a fair value equal to its carrying value. The outstanding borrowings under the MTCH Credit Facility were repaid with a portion of the net proceeds from MTCH's $350 million aggregate principal amount of its 5.625% Senior Notes issued on February 15, 2019. See "Note 5—Long-term Debt" for additional information on the repayment of the MTCH Credit Facility.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—LONG-TERM DEBT
Long-term debt consists of:

	June 30, 2019	December 31, 2018
	(In thousands)
MTCH Debt:
MTCH Term Loan due November 16, 2022	$425,000	$425,000
MTCH Credit Facility due December 7, 2023	—	260,000
6.375% Senior Notes due June 1, 2024 (the "6.375% MTCH Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "5.00% MTCH Senior Notes"); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the "5.625% MTCH Senior Notes"); interest payable each February 15 and August 15, commencing on August 15, 2019	350,000	—
Total MTCH long-term debt	1,625,000	1,535,000
Less: unamortized original issue discount	6,695	7,352
Less: unamortized debt issuance costs	15,698	11,737
Total MTCH debt, net	1,602,607	1,515,911

ANGI Debt:
ANGI Term Loan due November 5, 2023	254,375	261,250
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,268	2,529
Total ANGI debt, net	238,357	244,971

IAC Debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "0.875% Exchangeable Notes due 2022"); interest payable each April 1 and October 1	517,500	517,500
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15	34,489	34,489
0.875% Exchangeable Senior Notes due June 15, 2026 (the "0.875% Exchangeable Notes due 2026"); interest payable each June 15 and December 15; commencing on December 15, 2019	575,000	—
2.00% Exchangeable Senior Notes due January 15, 2030 (the "2.00% Exchangeable Notes due 2030"); interest payable each January 15 and July 15; commencing on January 15, 2020	575,000	—
Total IAC long-term debt	1,701,989	551,989
Less: unamortized original issue discount	372,629	54,025
Less: unamortized debt issuance costs	31,793	13,298
Total IAC debt, net	1,297,567	484,666

Total long-term debt, net	$3,138,531	$2,245,548

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

MTCH Senior Notes
The 6.375% MTCH Senior Notes were issued on June 1, 2016. These notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The 5.00% MTCH Senior Notes were issued on December 4, 2017. At any time prior to December 15, 2022, the 5.00% MTCH Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
On February 15, 2019, MTCH issued its 5.625% Senior Notes. The proceeds were used to repay outstanding borrowings under the MTCH Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. At any time prior to February 15, 2024, these notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and unpaid interest and a make-whole premium set forth in the indenture governing the notes. Thereafter, these notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The indentures governing the 6.375% and 5.00% MTCH Senior Notes contain covenants that would limit MTCH's ability to pay dividends, make distributions or repurchase MTCH stock in the event a default has occurred or MTCH's consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At June 30, 2019, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit MTCH's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MTCH is not in compliance with certain ratios set forth in the indentures, and (ii) incur liens, enter into agreements restricting MTCH subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indenture governing the 5.625% MTCH Senior Notes is less restrictive than the indentures governing the 6.375% and 5.00% MTCH Senior Notes and generally only limits MTCH's ability and the ability of its subsidiaries to, among other things, create liens on assets and limits MTCH's ability to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
MTCH's Senior Notes are ranked equally with each other.
MTCH Term Loan and MTCH Credit Facility
At both June 30, 2019 and December 31, 2018, the outstanding balance on the MTCH Term Loan was $425.0 million. The MTCH Term Loan bears interest at LIBOR plus 2.50%, and was 4.90% and 5.09% at June 30, 2019 and December 31, 2018, respectively. The MTCH Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the credit agreement. Interest payments are due at least quarterly through the term of the loan.
At June 30, 2019, there were no outstanding borrowings under the MTCH Credit Facility. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million, which bore interest at LIBOR plus 1.50%, or approximately 4.00%, and were repaid with a portion of the net proceeds from the 5.625% MTCH Senior Notes, described above. MTCH's Credit Facility expires on December 7, 2023. The annual commitment fee on undrawn funds is based on the MTCH consolidated net leverage ratio, and is 30 basis points and 25 basis points at June 30, 2019 and December 31, 2018, respectively. Borrowings under the MTCH Credit Facility bear interest, at MTCH's option, at a base rate or LIBOR, in each case plus an applicable margin, which is based on MTCH's consolidated net leverage ratio. The terms of the MTCH Credit Facility require MTCH to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement).
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and are secured by the stock of certain MTCH domestic and foreign subsidiaries. The MTCH Term Loan and outstanding borrowings, if any, under the MTCH Credit Facility rank equally with each other, and have priority over the 6.375%, 5.00% and 5.625% MTCH Senior Notes to the extent of the value of the assets securing the borrowings under the MTCH credit agreement.
ANGI Term Loan and ANGI Credit Facility
At June 30, 2019 and December 31, 2018, the outstanding balance on the ANGI Term Loan was $254.4 million and $261.3 million, respectively. At both June 30, 2019 and December 31, 2018, the ANGI Term Loan bears interest at LIBOR plus 1.50%. The spread over LIBOR is subject to change in future periods based on ANGI's consolidated net leverage ratio. The interest rate was approximately 4.00% at both June 30, 2019 and December 31, 2018. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due.
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
On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility (the "ANGI Credit Facility"). At June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the ANGI Credit Facility. The annual commitment fee on undrawn funds is based on ANGI's consolidated net leverage ratio most recently reported and is 25 basis points at both June 30, 2019 and December 31, 2018. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Term Loan.

The ANGI Term Loan and ANGI Credit Facility are guaranteed by ANGI's wholly-owned material domestic subsidiaries and are secured by substantially all assets of ANGI and the guarantors, subject to certain exceptions.
IAC Exchangeable Notes
0.875% Exchangeable Notes due 2022
Exchangeable Notes
On October 2, 2017, IAC FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 0.875% Exchangeable Notes due 2022. The 0.875% Exchangeable Notes due 2022 are guaranteed by the Company. Each $1,000 of principal of the 0.875% Exchangeable Notes due 2022 is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events. Upon exchange, the Company has the right to settle the principal amount of the 0.875% Exchangeable Notes due 2022 with any of the three following alternatives: (1) shares of the Company's common stock, (2) cash or (3) a combination of cash and shares of the Company's common stock. It is the Company's intention to settle the 0.875% Exchangeable Notes due 2022 with cash equal to the face amount of the notes upon exchange; any shares issued would be offset by shares received upon exercise of the Note Hedge (described below).
The 0.875% Exchangeable Notes due 2022 are exchangeable at any time prior to the close of business on the business day immediately preceding July 1, 2022 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days during the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the exchange rate on each such trading day; (3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as further described under the indenture governing the 0.875% Exchangeable Notes due 2022. On or after July 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their 0.875% Exchangeable Notes due 2022 regardless of the foregoing conditions. The Company’s 0.875% Exchangeable Notes due 2022 are currently exchangeable; during the three and six months ended June 30, 2019, no notes were exchanged.
We separately account for the debt and the equity components of the 0.875% Exchangeable Notes due 2022, and therefore, the Company recorded an original issue discount and corresponding increase to additional paid-in capital of $70.4 million, which was the fair value attributed to the exchange feature of the debt at issuance. The Company is amortizing the original issue discount utilizing the effective interest method over the life of the 0.875% Exchangeable Notes due 2022, which increases the effective interest rate from its coupon rate of 0.875% to 3.88%. For the three and six months ended June 30, 2019, the Company incurred interest expense of $5.4 million and $10.8 million, which includes amortization of original issue discount of $3.4 million and $6.8 million, and debt issuance costs of $0.9 million and $1.7 million, respectively. For the three and six months ended June 30, 2018, the Company incurred interest expense of $5.3 million and $10.5 million, which includes amortization of original issue discount of $3.3 million and $6.5 million, and debt issuance costs of $0.8 million and $1.7 million, respectively. As of June 30, 2019 and December 31, 2018, the unamortized original issue discount was $47.3 million and $54.0 million, resulting in a net carrying value of the liability component of $470.2 million and $463.5 million, respectively.
The if-converted value of the 0.875% Exchangeable Notes due 2022 exceeded its principal amount by $222.2 million and $105.0 million based on the Company's stock price on June 30, 2019 and December 31, 2018, respectively.
Note Hedge and Warrants
In connection with the debt offering, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the entire 3.4 million shares that would be issuable upon the exchange of the 0.875% Exchangeable Notes due 2022 at approximately $152.18 per share (the "0.875% Exchangeable Notes due 2022 Hedge"), and sold warrants allowing the holder to purchase initially (subject to adjustment upon the occurrence of specified events) 3.4 million shares at $229.70 per share (the "0.875% Exchangeable Notes due 2022 Warrants"). The 0.875% Exchangeable Notes due 2022 Hedge is expected to reduce the potential dilutive effect on the Company's common stock upon any exchange of notes and/or offset any cash payment IAC FinanceCo, Inc. is required to make in excess of the principal amount of the exchanged notes. The 0.875% Exchangeable Notes due 2022 Warrants have a dilutive effect on the Company's common stock to the extent that the market price per share of the Company common stock exceeds its strike price of $229.70.
0.875% Exchangeable Notes due 2026 and 2.00% Exchangeable Notes due 2030
Exchangeable Notes
During the second quarter of 2019, IAC FinanceCo 2, Inc., a direct, wholly-owned subsidiary of the Company, issued $575.0 million aggregate principal amount of its 0.875% Exchangeable Notes due 2026 and IAC FinanceCo 3, Inc., a direct, wholly-owned subsidiary of the Company, issued $575.0 million aggregate principal amount of its 2.00% Exchangeable Notes due 2030. The 0.875% Exchangeable Notes due 2026 and the 2.00% Exchangeable Notes due 2030 are both guaranteed by the Company. Each $1,000 of principal of the 0.875% Exchangeable Notes due 2026 is exchangeable for 3.3028 shares of the Company's common stock, which is equivalent to an exchange price of approximately $302.77 per share, subject to adjustment upon the occurrence of specified events. Each $1,000 of principal of the 2.00% Exchangeable Notes due 2030 is exchangeable for 3.4323 shares of the Company's common stock, which is equivalent to an exchange price of approximately $291.35 per share, subject to adjustment upon the occurrence of specified events. Upon exchange, the Company has the right to settle the principal amount of the 0.875% Exchangeable Notes due 2026 and the 2.00% Exchangeable Notes due 2030 with any of the three following alternatives: (1) shares of the Company's common stock, (2) cash or (3) a combination of cash and shares of the Company's common stock.  The Company's intent is to settle the principal amount of the 0.875% Exchangeable Notes due 2026 and the 2.00% Exchangeable Notes due 2030 in cash upon exchange.
The 0.875% Exchangeable Notes due 2026 and the 2.00% Exchangeable Notes due 2030 are exchangeable at any time prior to the close of business on the business day immediately preceding March 15, 2026 and October 15, 2029, respectively, only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days during the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the exchange rate on each such trading day; (3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as further described under the indentures governing the 0.875% Exchangeable Notes due 2026 and the 2.00% Exchangeable Notes due 2030. Additionally, each of IAC FinanceCo 2, Inc. and IAC FinanceCo 3, Inc. may redeem for cash all or any portion of its applicable notes, at its option, on or after June 20, 2023 and July 20, 2026, respectively, if the last reported sale price of the common stock underlying the respective notes has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the notice of redemption is provided, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the applicable issuer provides notice of redemption, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. On or after March 15, 2026 and October 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their 0.875% Exchangeable Notes due 2026 and 2.00% Exchangeable Notes due 2030, respectively, regardless of the foregoing conditions.
The net proceeds from the sales of the 0.875% Exchangeable Notes due 2026 and the 2.00% Exchangeable Notes due 2030 were approximately $1.1 billion, after deducting fees and expenses. A portion of the net proceeds from the offering were used to pay the net premium of $136.9 million on the 0.875% Exchangeable Notes due 2026 Hedge and Warrants and the 2.00% Exchangeable Notes due 2030 Hedge and Warrants (described below) and the remainder will be used for general corporate purposes.
We separately account for the debt and the equity components of the exchangeable notes and therefore, the Company recorded an original issue discount and corresponding increase to additional paid-in capital of $138.8 million for the 0.875% Exchangeable Notes due 2026 and $189.2 million for the 2.00% Exchangeable Notes due 2030, which is the fair value attributed to the exchange feature of each series of debt at issuance. The Company is amortizing the original issue discount utilizing the effective interest method over the life of the 0.875% Exchangeable Notes due 2026 and the 2.00% Exchangeable Notes due 2030, which increases the effective interest rate from its coupon rate of 0.875% and 2.00% to 4.98% and 6.29%, respectively. For both the three and six months ended June 30, 2019, the Company incurred interest expense of $4.3 million, which includes amortization of original issue discount of $2.6 million, and debt issuance costs of $0.2 million. As of June 30, 2019, the unamortized original issue discount on the 0.875% Exchangeable Notes due 2026 is $137.3 million, resulting in a net carrying value of the liability component of $437.7 million. As of June 30, 2019, the unamortized original issue discount on the 2.00% Exchangeable Notes due 2030 is $188.1 million, resulting in a net carrying value of the liability component of $386.9 million.
Note Hedge and Warrants
In connection with the debt offerings, the Company purchased call options allowing the Company to purchase initially (subject to adjustment upon the occurrence of specified events) the entire 1.9 million and 2.0 million shares that would be issuable upon the exchange of the 0.875% Exchangeable Notes due 2026 and the 2.00% Exchangeable Notes due 2030, respectively, at approximately $302.77 per share (the "0.875% Exchangeable Notes due 2026 Hedge") and $291.35 per share (the "2.00% Exchangeable Notes due 2030 Hedge"), and sold warrants allowing the holder to purchase initially (subject to adjustment upon the occurrence of specified events) 1.9 million and 2.0 million shares, respectively, at $457.02 per share (the "0.875% Exchangeable Notes due 2026 Warrants" and the "2.00% Exchangeable Notes due 2030 Warrants," respectively).
The 0.875% Exchangeable Notes due 2026 Hedge and the 2.00% Exchangeable Notes due 2030 Hedge are expected to reduce the potential dilutive effect on the Company's common stock upon any exchange of notes and/or offset any cash payment IAC FinanceCo 2, Inc. and IAC FinanceCo 3, Inc. are required to make in excess of the principal amount of the exchanged notes. The 0.875% Exchangeable Notes due 2026 Warrants and the 2.00% Exchangeable Notes due 2030 Warrants have a dilutive effect on the Company's common stock to the extent that the market price per share of the Company common stock exceeds their strike prices of $457.02, respectively.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
IAC Credit Facility
As of June 30, 2019, IAC has a $250 million revolving credit facility (the "IAC Credit Facility"), under which IAC Group, LLC, a subsidiary of the Company, is the borrower ("Borrower"), that expires on November 5, 2023. At June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in the agreement) most recently reported, and is 20 basis points at both June 30, 2019 and December 31, 2018. Borrowings under the IAC Credit Facility bear interest, at the Borrower's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Borrower's consolidated net leverage ratio. The terms of the IAC Credit Facility require that the Borrower maintain a consolidated net leverage ratio of not more than 3.25 to 1.0 before the date on which the Borrower no longer holds majority of the outstanding voting stock of each of ANGI and MTCH ("Trigger Date") and no greater than 2.75 to 1.0 on or after the Trigger Date. The terms of the IAC Credit Facility also restrict the Borrower's ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by substantially the same domestic subsidiaries that guarantee the 4.75% Senior Notes and are also secured by the stock of certain of our domestic and foreign subsidiaries, including the shares of MTCH and ANGI owned by the Borrower. The 4.75% Senior Notes are subordinate to the outstanding borrowings under the IAC Credit Facility to the extent of the value of the assets securing such borrowings.
Maturities of long-term debt as of June 30, 2019 (in thousands):

Remainder of 2019	$6,875
2020	13,750
2021	13,750
2022	1,004,489
2023	192,500
After 2023	2,350,000
Total	3,581,364
Less: current portion of long-term debt	13,750
Less: unamortized original issue discount	379,324
Less: unamortized debt issuance costs	49,759
Total long-term debt, net	$3,138,531

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of April 1	$(126,725)	$6	$(126,719)
Other comprehensive income (loss)	1,097	(6)	1,091
Net current period other comprehensive income (loss)	1,097	(6)	1,091
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	(77)	—	(77)
Balance as of June 30	$(125,705)	$—	$(125,705)

	Three Months Ended June 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of April 1	$(74,950)	$—	$(74,950)
Other comprehensive (loss) income before reclassifications	(37,266)	13	(37,253)
Amounts reclassified to earnings	(191)	—	(191)
Net current period other comprehensive (loss) income	(37,457)	13	(37,444)
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	(323)	—	(323)
Balance as of June 30	$(112,730)	$13	$(112,717)

	Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(128,726)	$4	$(128,722)
Other comprehensive income (loss)	2,090	(4)	2,086
Net current period other comprehensive income (loss)	2,090	(4)	2,086
Allocation of accumulated other comprehensive income related to the noncontrolling interests	931	—	931
Balance as of June 30	$(125,705)	$—	$(125,705)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains On Available-For-Sale Debt Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of January 1	$(103,568)	$—	$(103,568)
Other comprehensive (loss) income before reclassifications	(9,048)	13	(9,035)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive (loss) income	(9,100)	13	(9,087)
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	(62)	—	(62)
Balance as of June 30	$(112,730)	$13	$(112,717)
The amount reclassified out of foreign currency translation adjustment into earnings for the three and six months ended June 30, 2018 relate to the liquidation of an international subsidiary.
At both June 30, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 7—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders:

	Three Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$146,791	$146,791	$280,854	$280,854
Net earnings attributable to noncontrolling interests	(33,324)	(33,324)	(62,501)	(62,501)
Impact from publicly-traded subsidiaries' dilutive securities (a)	—	(6,136)	—	(6,994)
Net earnings attributable to IAC shareholders	$113,467	$107,331	$218,353	$211,359

Denominator:
Weighted average basic shares outstanding	84,139	84,139	83,604	83,604
Dilutive securities(a) (b) (c) (d)	—	5,965	—	7,330
Denominator for earnings per share—weighted average shares (a) (b) (c) (d)	84,139	90,104	83,604	90,934

Earnings per share attributable to IAC shareholders:
Earnings per share	$1.35	$1.19	$2.61	$2.32

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$259,776	$259,776	$368,693	$368,693
Net earnings attributable to noncontrolling interests	(57,614)	(57,614)	(79,258)	(79,258)
Impact from publicly-traded subsidiaries' dilutive securities (a)	—	(12,832)	—	(12,569)
Net earnings attributable to IAC shareholders	$202,162	$189,330	$289,435	$276,866

Denominator:
Weighted average basic shares outstanding	84,023	84,023	83,296	83,296
Dilutive securities (a) (b) (c) (d)	—	6,205	—	7,438
Denominator for earnings per share—weighted average shares (a) (b) (c) (d)	84,023	90,228	83,296	90,734

Earnings per share attributable to IAC shareholders:
Earnings per share	$2.41	$2.10	$3.47	$3.05
_____________________

(a)
IAC has the option to settle certain MTCH and ANGI stock-based awards in its shares. For the three and six months ended June 30, 2019, it is more dilutive for IAC to settle certain ANGI equity awards and MTCH to settle certain MTCH equity awards. For the three and six months ended June 30, 2018, it is more dilutive for IAC to settle certain MTCH and ANGI equity awards.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, exchange of the Company's Exchangeable Notes and vesting of restricted stock units. For both the three and six months ended June 30, 2019, 11.2 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2018, 3.4 million and 6.9 million potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
Market-based awards and performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both three and six months ended June 30, 2019, 0.3 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met. For both the three and six months ended June 30, 2018, 0.2 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(d)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive for periods during which the average price of IAC common stock exceeds the approximate $152.18, $302.77 and $291.35 per share exchange price per $1,000 principal amount of the 0.875% Exchangeable Notes due 2022, the 0.875% Exchangeable Notes due 2026 and the 2.00% Exchangeable Notes due 2030, respectively. The average price of IAC common stock was $223.29 and $215.28 for the three and six months ended June 30, 2019, respectively, and the dilutive impact of the 0.875% Exchangeable Notes due 2022, which is the only series of Exchangeable Notes that is currently dilutive, was 1.1 million and 1.0 million shares, respectively.

For the three months ended June 30, 2018, the average price of IAC common stock was $153.21 and the dilutive impact of the 0.875% Exchangeable Notes due 2022 was less than 0.1 million shares. For the six months ended June 30, 2018, the average price of IAC common stock was $150.39 and the 0.875% Exchangeable Notes due 2022 were anti-dilutive.
NOTE 8—SEGMENT INFORMATION
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

principally relate to the similarity of their economic characteristics or, in the case of the Emerging & Other reportable segment, do not meet the quantitative thresholds that require presentation as separate reportable segments.
The following table presents revenue by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Match Group	$497,973	$421,196	$962,598	$828,563
ANGI Homeservices	343,896	294,822	647,339	550,133
Vimeo	45,713	39,560	89,294	75,128
Dotdash	37,728	30,757	71,689	60,788
Applications	132,937	143,074	276,486	275,061
Emerging & Other	128,542	129,796	245,290	264,681
Inter-segment eliminations	(131)	(83)	(195)	(157)
Total	$1,186,658	$1,059,122	$2,292,501	$2,054,197

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Match Group
Direct revenue:
North America	$251,499	$222,163	$489,272	$433,520
International	235,801	185,564	451,990	366,944
Total Direct revenue	487,300	407,727	941,262	800,464
Indirect revenue (principally advertising revenue)	10,673	13,469	21,336	28,099
Total Match Group revenue	$497,973	$421,196	$962,598	$828,563

ANGI Homeservices
Marketplace:
Consumer connection revenue	$241,236	$187,172	$442,818	$336,232
Membership subscription revenue	16,485	16,565	33,002	32,192
Other revenue	1,807	998	3,633	1,919
Total Marketplace revenue	259,528	204,735	479,453	370,343
Advertising and other revenue	64,872	72,770	126,941	143,188
Total North America revenue	324,400	277,505	606,394	513,531
Consumer connection revenue	15,232	12,496	32,355	26,863
Membership subscription revenue	3,613	4,517	7,355	9,188
Advertising and other revenue	651	304	1,235	551
Total Europe revenue	19,496	17,317	40,945	36,602
Total ANGI Homeservices revenue	$343,896	$294,822	$647,339	$550,133

Vimeo
Platform revenue	$45,713	$36,293	$87,015	$69,225
Hardware revenue	—	3,267	2,279	5,903

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Total Vimeo revenue	$45,713	$39,560	$89,294	$75,128

Dotdash
Advertising revenue	$29,005	$24,552	$55,013	$47,765
Affiliate commerce commission and other revenue	8,723	6,205	16,676	13,023
Total Dotdash revenue	$37,728	$30,757	$71,689	$60,788

Applications
Desktop:
Advertising revenue:
Google advertising revenue	$78,085	$107,550	$166,135	$216,127
Other advertising revenue	2,846	2,112	6,194	3,807
Total advertising revenue	80,931	109,662	172,329	219,934
Subscription and other revenue	3,908	4,768	8,496	12,084
Total Desktop revenue	84,839	114,430	180,825	232,018
Mosaic Group:
Subscription and other revenue	45,680	23,521	90,828	32,530
Advertising revenue	2,418	5,123	4,833	10,513
Total Mosaic Group revenue	48,098	28,644	95,661	43,043
Total Applications revenue	$132,937	$143,074	$276,486	$275,061

Emerging & Other
Advertising revenue:
Google advertising revenue	$105,325	$88,355	$201,598	$181,106
Other advertising revenue	8,299	16,799	15,276	30,068
Total advertising revenue	113,624	105,154	216,874	211,174
Other revenue	14,918	24,642	28,416	53,507
Total Emerging & Other revenue	$128,542	$129,796	$245,290	$264,681

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
United States	$774,095	$708,571	$1,486,476	$1,366,151
All other countries	412,563	350,551	806,025	688,046
Total	$1,186,658	$1,059,122	$2,292,501	$2,054,197

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$334,439	$289,756
All other countries	27,111	29,044
Total	$361,550	$318,800

The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Operating Income (Loss):
Match Group	$172,898	$150,165	$291,726	$262,398
ANGI Homeservices	11,403	23,262	7,762	12,506
Vimeo	(11,616)	(9,593)	(29,400)	(19,341)
Dotdash	7,010	1,339	10,057	4,530
Applications	20,967	33,077	46,323	58,538
Emerging & Other	(1,789)	6,079	(4,309)	12,572
Corporate	(44,563)	(35,892)	(87,976)	(72,816)
Total	$154,310	$168,437	$234,183	$258,387

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Adjusted EBITDA(a):
Match Group	$203,522	$175,561	$358,589	$313,302
ANGI Homeservices	$51,432	$66,979	$88,611	$103,619
Vimeo	$(9,464)	$(7,631)	$(25,664)	$(15,415)
Dotdash	$8,375	$1,994	$15,525	$5,843
Applications	$25,319	$35,404	$55,007	$62,156
Emerging & Other	$(1,517)	$8,290	$(3,612)	$16,498
Corporate	$(18,586)	$(15,552)	$(38,806)	$(32,560)

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

The following tables reconcile operating income (loss) to Adjusted EBITDA for the Company's reportable segments:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$172,898	$22,015	$8,197	$412	$—	$203,522
ANGI Homeservices	11,403	$17,520	$8,796	$13,713	$—	$51,432
Vimeo	(11,616)	$—	$132	$2,020	$—	$(9,464)
Dotdash	7,010	$—	$218	$1,147	$—	$8,375
Applications	20,967	$—	$389	$2,346	$1,617	$25,319
Emerging & Other	(1,789)	$—	$272	$—	$—	$(1,517)
Corporate	(44,563)	$22,890	$3,087	$—	$—	$(18,586)
Operating income	154,310
Interest expense	(37,206)
Other income, net	45,972
Earnings before income taxes	163,076
Income tax provision	(16,285)
Net earnings	146,791
Net earnings attributable to noncontrolling interests	(33,324)
Net earnings attributable to IAC shareholders	$113,467

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$150,165	$16,706	$8,399	$237	$54	$175,561
ANGI Homeservices	23,262	$22,053	$5,886	$15,778	$—	$66,979
Vimeo	(9,593)	$—	$321	$1,641	$—	$(7,631)
Dotdash	1,339	$—	$246	$409	$—	$1,994
Applications	33,077	$—	$773	$1,554	$—	$35,404
Emerging & Other	6,079	$1,293	$349	$569	$—	$8,290
Corporate	(35,892)	$17,509	$2,831	$—	$—	$(15,552)
Operating income	168,437
Interest expense	(27,356)
Other income, net	171,141
Earnings before income taxes	312,222
Income tax provision	(31,368)
Net earnings	280,854
Net earnings attributable to noncontrolling interests	(62,501)
Net earnings attributable to IAC shareholders	$218,353

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$291,726	$50,012	$16,028	$823	$—	$358,589
ANGI Homeservices	7,762	$36,802	$15,795	$28,252	$—	$88,611
Vimeo	(29,400)	$—	$325	$3,411	$—	$(25,664)
Dotdash	10,057	$—	$444	$5,024	$—	$15,525
Applications	46,323	$—	$808	$4,730	$3,146	$55,007
Emerging & Other	(4,309)	$—	$547	$150	$—	$(3,612)
Corporate	(87,976)	$43,055	$6,115	$—	$—	$(38,806)
Operating income	234,183
Interest expense	(68,349)
Other income, net	46,623
Earnings before income taxes	212,457
Income tax benefit	47,319
Net earnings	259,776
Net earnings attributable to noncontrolling interests	(57,614)
Net earnings attributable to IAC shareholders	$202,162

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$262,398	$33,669	$16,546	$479	$210	$313,302
ANGI Homeservices	12,506	$46,959	$12,070	$32,084	$—	$103,619
Vimeo	(19,341)	$—	$656	$3,270	$—	$(15,415)
Dotdash	4,530	$—	$495	$818	$—	$5,843
Applications	58,538	$—	$1,528	$2,090	$—	$62,156
Emerging & Other	12,572	$1,424	$1,102	$1,400	$—	$16,498
Corporate	(72,816)	$34,591	$5,665	$—	$—	$(32,560)
Operating income	258,387
Interest expense	(53,861)
Other income, net	166,522
Earnings before income taxes	371,048
Income tax provision	(2,355)
Net earnings	368,693
Net earnings attributable to noncontrolling interests	(79,258)
Net earnings attributable to IAC shareholders	$289,435

NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$3,151,959	$2,131,632	$1,644,829	$1,630,809
Restricted cash included in other current assets	1,574	1,633	347	2,873
Restricted cash included in other non-current assets	420	420	—	—
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$3,153,953	$2,133,685	$1,645,176	$1,633,682

Restricted cash at June 30, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Restricted cash at December 31, 2017 primarily supports a letter of credit to a supplier, which was released to the Company in the second quarter of 2018.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other income, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Other income, net	$45,972	$171,141	$46,623	$166,522

Three months ended June 30, 2019 and 2018

Other income, net in 2019 includes: a $29.8 million unrealized gain related to our investment in Pinterest, which became a publicly-traded company in the second quarter of 2019; $14.5 million of interest income; and $2.1 million in net foreign currency exchange gains due primarily to the strengthening of the Euro and the U.S. dollar relative to the British Pound during the three months ended June 30, 2019.
Other income, net in 2018 includes: a $26.8 million realized gain on the sale of certain Pinterest shares held by the Company and a $128.8 million unrealized gain to adjust our remaining interest in Pinterest to fair value in accordance with ASU No. 2016-01, which was adopted effective January 1, 2018; $10.0 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the British Pound and Euro during the three months ended June 30, 2018; and interest income of $7.0 million.
Six months ended June 30, 2019 and 2018

Other income, net in 2019 includes: a $29.8 million unrealized gain related to our investment in Pinterest, as described above in the three-month discussion; $26.9 million of interest income; and a realized loss of $8.2 million related to the sale of a business.
Other income, net in 2018 includes: a $26.8 million realized gains on the sale of certain Pinterest shares held by the Company and a $128.8 million unrealized gain on our remaining interest in Pinterest, as described above in the three-month discussion; $12.2 million of interest income; and $2.1 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the British Pound and Euro during the six months ended June 30, 2018.

IAC/INTERACTIVECORP AND SUBSIDIARIES
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
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. The defendants have appealed from the court's partial denial of their motion to dismiss. On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs' agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. Discovery in the case is proceeding. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.
NOTE 11—GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 4.75% Senior Notes are unconditionally guaranteed, jointly and severally, by certain domestic subsidiaries which are 100% owned by the Company. The following tables present condensed consolidating financial information at June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 for: IAC, on a stand-alone basis; the combined guarantor subsidiaries of IAC; the combined non-guarantor subsidiaries of IAC; and IAC on a consolidated basis.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Balance sheet at June 30, 2019:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Cash and cash equivalents	$2,133,905	$—	$1,018,054	$—	$3,151,959
Marketable securities	—	—	161,749	—	161,749
Accounts receivable, net of allowance and reserves	—	90,545	274,950	—	365,495
Other current assets	24,852	38,163	172,650	(781)	234,884
Intercompany receivables	—	1,414,117	133,953	(1,548,070)	—
Right-of-use assets	10,861	40,151	155,833	(26,555)	180,290
Property and equipment, net of accumulated depreciation and amortization	6,962	171,593	182,995	—	361,550
Goodwill	—	412,009	2,480,953	—	2,892,962
Intangible assets, net of accumulated amortization	—	43,712	584,706	—	628,418
Investment in subsidiaries	2,132,545	427,476	—	(2,560,021)	—
Other non-current assets	294,891	88,523	97,554	(159,170)	321,798
Total assets	$4,604,016	$2,726,289	$5,263,397	$(4,294,597)	$8,299,105

Current portion of long-term debt	$—	$—	$13,750	$—	$13,750
Accounts payable, trade	2,079	43,999	58,314	—	104,392
Other current liabilities	25,552	83,694	731,436	(5,362)	835,320
Long-term debt, net	34,291	—	3,104,240	—	3,138,531
Income taxes payable	—	1,612	34,921	—	36,533
Intercompany liabilities	1,548,070	—	—	(1,548,070)	—
Other long-term liabilities	10,563	54,227	362,834	(181,144)	246,480
Redeemable noncontrolling interests	—	—	80,502	—	80,502
Shareholders' equity	2,983,461	2,542,757	17,264	(2,560,021)	2,983,461
Noncontrolling interests	—	—	860,136	—	860,136
Total liabilities and shareholders' equity	$4,604,016	$2,726,289	$5,263,397	$(4,294,597)	$8,299,105

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2019:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$200,963	$985,825	$(130)	$1,186,658
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	19	90,383	186,065	(78)	276,389
Selling and marketing expense	384	55,710	355,086	(78)	411,102
General and administrative expense	39,634	11,270	174,589	21	225,514
Product development expense	469	13,353	64,787	5	78,614
Depreciation	432	2,914	17,745	—	21,091
Amortization of intangibles	—	1,148	18,490	—	19,638
Total operating costs and expenses	40,938	174,778	816,762	(130)	1,032,348
Operating (loss) income	(40,938)	26,185	169,063	—	154,310
Equity in earnings of unconsolidated affiliates	145,997	4,542	—	(150,539)	—
Interest expense	(424)	—	(36,782)	—	(37,206)
Other (expense) income, net	(7,801)	12,741	52,755	(11,723)	45,972
Earnings before income taxes	96,834	43,468	185,036	(162,262)	163,076
Income tax benefit (provision)	16,633	(4,136)	(28,782)	—	(16,285)
Net earnings	113,467	39,332	156,254	(162,262)	146,791
Net earnings attributable to noncontrolling interests	—	—	(33,324)	—	(33,324)
Net earnings attributable to IAC shareholders	$113,467	$39,332	$122,930	$(162,262)	$113,467
Comprehensive income attributable to IAC shareholders	$114,558	$39,117	$124,408	$(163,525)	$114,558

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the three months ended June 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$207,964	$851,240	$(82)	$1,059,122
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	75	61,215	156,991	(57)	218,224
Selling and marketing expense	189	80,302	289,205	(36)	369,660
General and administrative expense	31,652	14,259	142,441	11	188,363
Product development expense	564	14,151	60,730	—	75,445
Depreciation	266	3,126	15,413	—	18,805
Amortization of intangibles	—	410	19,778	—	20,188
Total operating costs and expenses	32,746	173,463	684,558	(82)	890,685
Operating (loss) income	(32,746)	34,501	166,682	—	168,437
Equity in earnings of unconsolidated affiliates	252,102	5,054	—	(257,156)	—
Interest expense	(423)	—	(26,933)	—	(27,356)
Other income, net (a)	6,436	62,204	153,770	(51,269)	171,141
Earnings before income taxes	225,369	101,759	293,519	(308,425)	312,222
Income tax provision	(7,016)	(12,159)	(12,193)	—	(31,368)
Net earnings	218,353	89,600	281,326	(308,425)	280,854
Net earnings attributable to noncontrolling interests	—	—	(62,501)	—	(62,501)
Net earnings attributable to IAC shareholders	$218,353	$89,600	$218,825	$(308,425)	$218,353
Comprehensive income attributable to IAC shareholders	$180,909	$89,304	$173,337	$(262,641)	$180,909

_____________________

(a)	During the three months ended June 30, 2018, foreign cash of $50.0 million was repatriated to the U.S.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2019:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$399,893	$1,892,803	$(195)	$2,292,501
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	43	172,529	364,031	(143)	536,460
Selling and marketing expense	746	113,676	718,648	(108)	832,962
General and administrative expense	77,893	21,804	339,382	51	439,130
Product development expense	1,116	25,390	140,803	5	167,314
Depreciation	810	5,836	33,416	—	40,062
Amortization of intangibles	—	5,025	37,365	—	42,390
Total operating costs and expenses	80,608	344,260	1,633,645	(195)	2,058,318
Operating (loss) income	(80,608)	55,633	259,158	—	234,183
Equity in earnings of unconsolidated affiliates	261,437	5,610	—	(267,047)	—
Interest expense	(848)	—	(67,501)	—	(68,349)
Other (expense) income, net	(9,698)	26,592	53,175	(23,446)	46,623
Earnings before income taxes	170,283	87,835	244,832	(290,493)	212,457
Income tax benefit (provision)	31,879	(9,259)	24,699	—	47,319
Net earnings	202,162	78,576	269,531	(290,493)	259,776
Net earnings attributable to noncontrolling interests	—	—	(57,614)	—	(57,614)
Net earnings attributable to IAC shareholders	$202,162	$78,576	$211,917	$(290,493)	$202,162
Comprehensive income attributable to IAC shareholders	$204,248	$78,572	$214,508	$(293,080)	$204,248

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of operations for the six months ended June 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Revenue	$—	$420,853	$1,633,500	$(156)	$2,054,197
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	151	117,439	302,703	(107)	420,186
Selling and marketing expense	402	170,440	601,731	(81)	772,492
General and administrative expense	63,061	29,640	279,814	32	372,547
Product development expense	1,216	28,420	122,746	—	152,382
Depreciation	532	6,466	31,064	—	38,062
Amortization of intangibles	—	919	39,222	—	40,141
Total operating costs and expenses	65,362	353,324	1,377,280	(156)	1,795,810
Operating (loss) income	(65,362)	67,529	256,220	—	258,387
Equity in earnings of unconsolidated affiliates	354,852	4,727	—	(359,579)	—
Interest expense	(852)	—	(53,009)	—	(53,861)
Other (expense) income, net (a)	(10,411)	349,087	155,960	(328,114)	166,522
Earnings before income taxes	278,227	421,343	359,171	(687,693)	371,048
Income tax benefit (provision)	11,208	(23,125)	9,562	—	(2,355)
Net earnings	289,435	398,218	368,733	(687,693)	368,693
Net earnings attributable to noncontrolling interests	—	—	(79,258)	—	(79,258)
Net earnings attributable to IAC shareholders	$289,435	$398,218	$289,475	$(687,693)	$289,435
Comprehensive income attributable to IAC shareholders	$280,348	$398,265	$278,664	$(676,929)	$280,348
_____________________

(a)	During the six months ended June 30, 2018, foreign cash of $326.0 million was repatriated to the U.S.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2019:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(54,883)	$92,299	$341,838	$(23,446)	$355,808
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7,215)	(193,811)	—	(201,026)
Capital expenditures	(1,408)	(14,104)	(61,111)	—	(76,623)
Proceeds from maturities of marketable debt securities	138,500	—	25,000	—	163,500
Purchases of marketable debt securities	(39,740)	—	—	—	(39,740)
Net proceeds from the sale of businesses and investments	170	39	23,164	—	23,373
Other, net	—	(3,270)	1,114	—	(2,156)
Net cash provided by (used in) investing activities	97,522	(24,550)	(205,644)	—	(132,672)
Cash flows from financing activities:
Proceeds from issuance of IAC debt	—	—	1,150,000	—	1,150,000
Purchase of exchangeable note hedges	—	—	(303,428)	—	(303,428)
Proceeds from issuance of warrants	166,520	—	—	—	166,520
Borrowings under Match Group Credit Facility	—	—	40,000	—	40,000
Proceeds from Match Group 2019 Senior Notes offering	—	—	350,000	—	350,000
Principal payments on Match Group Credit Facility	—	—	(300,000)	—	(300,000)
Principal payments on ANGI Homeservices Term Loan	—	—	(6,875)	—	(6,875)
Debt issuance costs	—	—	(26,361)	—	(26,361)
Purchase of Match Group treasury stock	—	—	(76,086)	—	(76,086)
Proceeds from the exercise of IAC stock options	9,767	—	—	—	9,767
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	—	—	573	—	573
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(32,789)	—	—	—	(32,789)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	—	—	(164,710)	—	(164,710)
Purchase of noncontrolling interests	(3,182)	—	(2,939)	—	(6,121)
Distribution to IAC pursuant to the ANGI tax sharing agreement	11,355	—	(11,355)	—	—
Intercompany	921,515	(67,749)	(877,212)	23,446	—
Other, net	—	—	(3,719)	—	(3,719)
Net cash provided by (used in) financing activities	1,073,186	(67,749)	(232,112)	23,446	796,771
Total cash provided (used)	1,115,825	—	(95,918)	—	1,019,907
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	—	363	—	361
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,115,823	—	(95,555)	—	1,020,268
Cash, cash equivalents, and restricted cash at beginning of period	1,018,082	—	1,115,603	—	2,133,685
Cash, cash equivalents, and restricted cash at end of period	$2,133,905	$—	$1,020,048	$—	$3,153,953

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of cash flows for the six months ended June 30, 2018:

	IAC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	IAC Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(24,698)	$418,153	$314,884	$(328,537)	$379,802
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,142)	—	(13,371)	—	(17,513)
Capital expenditures	(2,200)	(847)	(36,649)	—	(39,696)
Proceeds from maturities of marketable debt securities	10,000	—	—	—	10,000
Purchases of marketable debt securities	(124,397)	—	—	—	(124,397)
Net proceeds from the sale of investments and businesses	408	—	27,132	—	27,540
Purchases of investments	(18,180)	—	(13,000)	—	(31,180)
Other, net	(5,000)	3,884	10,715	—	9,599
Net cash (used in) provided by investing activities	(143,511)	3,037	(25,173)	—	(165,647)
Cash flows from financing activities:
Principal payments on ANGI Homeservices Term Loan	—	—	(6,875)	—	(6,875)
Debt issuance costs	—	—	(532)	—	(532)
Purchase of IAC treasury stock	(7,869)				(7,869)
Purchase of Match Group treasury stock	—	—	(73,943)	—	(73,943)
Proceeds from the exercise of IAC stock options	27,317	—	—	—	27,317
Proceeds from the exercise of Match Group and ANGI Homeservices stock options	—	—	2,125	—	2,125
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(495)	—	—	—	(495)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	—	—	(136,727)	—	(136,727)
Purchase of noncontrolling interests	—	—	(877)	—	(877)
Intercompany	375,167	(421,190)	(282,514)	328,537	—
Other, net	2,311	—	(7,140)	—	(4,829)
Net cash provided by (used in) financing activities	396,431	(421,190)	(506,483)	328,537	(202,705)
Total cash provided (used)	228,222	—	(216,772)	—	11,450
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11	—	33	—	44
Net increase (decrease) in cash, cash equivalents, and restricted cash	228,233	—	(216,739)	—	11,494
Cash, cash equivalents, and restricted cash at beginning of period	585,639	—	1,048,043	—	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$813,872	$—	$831,304	$—	$1,645,176

NOTE 12—SUBSEQUENT EVENTS
On August 7, 2019, the Company announced its intention to explore the possibility of a distribution of its interests in MTCH and ANGI to its shareholders.  No decisions have been made as to the details of, or whether to pursue or consummate, either such transaction.

On July 24, 2019, the Company issued a notice that all outstanding 4.75% Senior Notes will be redeemed on August 23, 2019, which is prior to their maturity date of December 15, 2022.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In July 2019, the Company completed the initial funding of its $250 million investment in Turo, a peer-to-peer car sharing marketplace; the remaining funding is expected to be completed in August 2019.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview
IAC has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, OkCupid and Hinge, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy, and also operates Vimeo and Dotdash, among many other online businesses.
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
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments (for additional information see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements"):

•
Match Group ("MTCH") - is a leading provider of subscription dating products, with a portfolio of dating brands, including Tinder, Match, PlentyOfFish and OkCupid. At June 30, 2019, IAC’s economic and voting interest in MTCH were 80.4% and 97.5%, respectively.

•
ANGI Homeservices ("ANGI") - connects quality home service pros across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers through category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair. At June 30, 2019, IAC’s economic and voting interest in ANGI were 83.1% and 98.0%, respectively.

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

•
Emerging & Other - consists of Ask Media Group, Bluecrew, The Daily Beast, College Humor Media and IAC Films; it also includes Daily Burn, for periods prior to its transfer to Mosaic Group, and CityGrid, Dictionary.com and Electus, for periods prior to the sales of these businesses.

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

ANGI Homeservices

•	Combination - On September 29, 2017, IAC's HomeAdvisor business and Angie's List, Inc. ("Angie's List") combined under a new publicly-traded company called ANGI Homeservices Inc.

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

Vimeo

•	Platform Revenue - primarily includes revenue from Software-as-a-Service ("SaaS") subscription fees and other related revenue from Vimeo subscribers.

•	Hardware Revenue - includes sales of our live streaming accessories. Vimeo sold its hardware business in the first quarter of 2019 (see "2019 Developments" below).

•	Vimeo Ending Subscribers - is the number of subscribers to Vimeo's SaaS video tools at the end of the period (including the addition of subscribers from Magisto, which was acquired on May 28, 2019).
Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) the amortization of in-app purchase fees and (ii) payments made to partners who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center operations and MTCH customer service functions, payments made to workers staffed by Bluecrew, credit card processing fees, production costs related to IAC Films, College Humor Media and, for periods prior to its sale on October 29, 2018, Electus, content costs and expenses associated with the operation of the Company's data centers.

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

•
Acquisition-related contingent consideration fair value adjustments - relate to the portion of the purchase price of certain acquisitions that is contingent upon the financial performance and/or operating metric targets of the acquired company. The fair value of the liability is estimated at the date of acquisition and adjusted each reporting period until the liability is settled. Significant changes in financial performance and/or operating metrics will result in a significantly higher or lower fair value measurement. The changes in the estimated fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount if the arrangement is longer than one year, are recognized in "General and administrative expense" in the accompanying consolidated statement of operations.

Long-term debt (for additional information see "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements"):

•
MTCH Term Loan - due November 16, 2022. The outstanding balance of the MTCH Term Loan as of June 30, 2019 is $425.0 million. The MTCH Term Loan bears interest at LIBOR plus 2.50% and was 4.90% and 5.09% at June 30, 2019 and December 31, 2018, respectively.

•
MTCH Credit Facility - The MTCH $500 million revolving credit facility expires on December 7, 2023. At June 30, 2019, there were no outstanding borrowings under the MTCH Credit Facility. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million, which bore interest at LIBOR plus 1.50%, or approximately 4.00%. The MTCH Credit Facility was repaid with a portion of the net proceeds from the 5.625% MTCH Senior Notes issued on February 15, 2019 (described below).

•
6.375% MTCH Senior Notes - MTCH's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the 6.375% MTCH Senior Notes as of June 30, 2019 is $400.0 million.

•
5.00% MTCH Senior Notes - MTCH's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15. The outstanding balance of the 5.00% MTCH Senior Notes as of June 30, 2019 is $450.0 million.

•
5.625% MTCH Senior Notes - On February 15, 2019, MTCH issued $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15; commencing on August 15, 2019. The proceeds were used to repay outstanding borrowings under the MTCH Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. The outstanding balance of the 5.625% MTCH Senior Notes as of June 30, 2019 is $350.0 million.

•
ANGI Term Loan - due November 5, 2023. The outstanding balance of the ANGI Term Loan as of June 30, 2019 is $254.4 million. At both June 30, 2019 and December 31, 2018, the ANGI Term Loan bears interest at LIBOR plus 1.50% and has quarterly principal payments. The interest rate was approximately 4.00% at both June 30, 2019 and December 31, 2018.

•
ANGI Credit Facility - The ANGI $250 million revolving credit facility expires on November 5, 2023. At June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the ANGI Credit Facility.

•
0.875% Exchangeable Notes due 2022 - On October 2, 2017, IAC FinanceCo, Inc., a subsidiary of the Company, issued $517.5 million aggregate principal of 0.875% Exchangeable Senior Notes due October 1, 2022, which notes are guaranteed by the Company and are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the 0.875% Exchangeable Notes due 2022 as of June 30, 2019 is $517.5 million. Each $1,000 of principal of the 0.875% Exchangeable Notes due 2022 is exchangeable for 6.5713 shares of the Company's common stock, which is equivalent to an exchange price of approximately $152.18 per share, subject to adjustment upon the occurrence of specified events.

•
0.875% Exchangeable Notes due 2026 - During the second quarter of 2019, IAC FinanceCo 2, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal of 0.875% Exchangeable Senior Notes due June 15, 2026. The 0.875% Exchangeable Notes due 2026 are guaranteed by the Company and are exchangeable into shares of the Company's common stock. A portion of the net proceeds were used to pay the net premium on the exchangeable note hedge transactions and the remainder will be used for general corporate purposes. Interest is payable each June 15 and December 15; commencing on December 15, 2019. The outstanding balance of the 0.875% Exchangeable Notes due 2026 as of June 30, 2019 is $575.0 million. Each $1,000 of principal of the 0.875% Exchangeable Notes due 2026 is exchangeable for 3.3028 shares of the Company's common stock, which is equivalent to an exchange price of approximately $302.77 per share, subject to adjustment upon the occurrence of specified events.

•
2.00% Exchangeable Notes due 2030 - During the second quarter of 2019, IAC FinanceCo 3, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal of 2.00% Exchangeable Senior Notes due January 15, 2030. The 2.00% Exchangeable Notes due 2030 are guaranteed by the Company and are exchangeable into shares of the Company's common stock. A portion of the net proceeds were used to pay the net premium on the exchangeable note hedge transactions and the remainder will be used for general corporate purposes. Interest is payable each January 15 and July 15; commencing on January 15, 2020. The outstanding balance of the 2.00% Exchangeable Notes due 2030 as of June 30, 2019 is $575.0 million. Each $1,000 of principal of the 2.00% Exchangeable Notes due 2030 is exchangeable for 3.4323 shares of the Company's common stock, which is equivalent to an exchange price of approximately $291.35 per share, subject to adjustment upon the occurrence of specified events.

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15. The outstanding balance of the 4.75% Senior Notes as of June 30, 2019 is $34.5 million. On July 24, 2019, the Company issued a notice to redeem all outstanding 4.75% Senior Notes.

•
IAC Credit Facility - The IAC $250 million revolving credit facility, under which IAC Group, LLC, a subsidiary of the Company, is the borrower, expires on November 5, 2023. At June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the IAC Credit Facility.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018.

Certain Risks and Concentrations—Services Agreement with Google
A meaningful portion of the Company's revenue is attributable to a services agreement with Google (the "Services Agreement"). In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and six months ended June 30, 2019, consolidated revenue earned from Google was $196.4 million and $392.3 million, respectively, both representing 17%, of the Company's consolidated revenue. For the three and six months ended June 30, 2018, consolidated revenue earned from Google was $204.9 million and $416.2 million, representing

19% and 20%, respectively, of the Company's consolidated revenue. Accounts receivable related to revenue earned from Google totaled $73.2 million and $69.1 million at June 30, 2019 and December 31, 2018, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and the Ask Media Group within the Emerging & Other segment. For the three and six months ended June 30, 2019, revenue from the Services Agreement of $78.1 million and $166.1 million, respectively, was earned within the Applications segment and $104.0 million and $198.2 million, respectively, within the Emerging & Other segment. For the three and six months ended June 30, 2018, revenue from the Services Agreement of $107.4 million and $215.9 million, respectively, was earned within the Applications segment and $82.6 million and $168.4 million, respectively, within the Emerging & Other segment.
The current Services Agreement expires on March 31, 2020. On February 11, 2019, the Company and Google amended the Services Agreement, effective as of April 1, 2020.  The amendment extends the expiration date of the agreement to March 31, 2023.  The Company believes that the amended agreement, taken as a whole, is comparable to the Company’s currently existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations.
On May 31, 2019, Google announced policy changes, which became effective on July 1, 2019, related to all extensions distributed through the Chrome Web Store, including the Company's. These policy changes could negatively impact the distribution of our desktop products through the Chrome Web Store and, thereby, reduce the revenue and profits of the Desktop business within our Applications segment, which could in turn reduce the fair value of the Desktop reporting unit and the related intangible asset. A reduction in the fair value of the Desktop reporting unit of approximately 10% would result in an impairment of goodwill equal to the excess of the carrying value over the fair value. Any reduction in the fair value of the related intangible asset would result in an impairment equal to such reduction. As of June 30, 2019, the goodwill balance of the Desktop reporting unit and the carrying value of the related intangible asset are $265.1 million and $28.9 million, respectively.
2019 Developments
Investment
In July 2019, the Company completed the initial funding of its $250 million investment in Turo, a peer-to-peer car sharing marketplace; the remaining funding is expected to be completed in August 2019.
Acquisitions
On May 28, 2019, Vimeo completed the acquisition of Magisto, a video creation service enabling businesses to create short-form videos.
On January 25, 2019, ANGI completed the acquisition of Fixd Repair, LLC and Fixd Services LLC (collectively, "Fixd Repair"), a home warranty and service company.
Disposition
In the first quarter of 2019, Vimeo sold its hardware business resulting in a pre-tax loss of $8.2 million.
Financing Transactions
On July 24, 2019, the Company issued a notice that all outstanding 4.75% Senior Notes will be redeemed on August 23, 2019, which is prior to their maturity date of December 15, 2022.
During the second quarter of 2019, the Company issued a total of $1.15 billion of exchangeable senior notes, as described above in "Long-term debt."

On February 15, 2019, MTCH issued $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029.

Second Quarter 2019 and Year to Date June 2019 Consolidated Results

For the three months ended June 30, 2019:

•
Revenue increased $127.5 million, or 12%, to $1.2 billion, due to growth from MTCH of $76.8 million and ANGI of $49.1 million, increases of $7.0 million from Dotdash and $6.2 million from Vimeo, partially offset by decreases of $10.1 million from Applications and $1.3 million from Emerging & Other due, in part, to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018.

•
Operating income decreased $14.1 million, or 8%, to $154.3 million, due to a decrease in Adjusted EBITDA of $6.0 million, described below, increases of $4.9 million in stock-based compensation expense and $2.3 million in depreciation and a change of $1.6 million in acquisition-related contingent consideration fair value adjustments, partially offset by a decrease of $0.6 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to modification charges at MTCH and Corporate, and the issuance of new equity awards since the prior year period, including those issued in connection with recent acquisitions, partially offset by a decrease of $8.5 million in modification and acceleration charges related to the Combination ($8.2 million in 2019 compared to $16.7 million in 2018).

•
Adjusted EBITDA decreased $6.0 million, or 2%, to $259.1 million, despite growth of $28.0 million from MTCH and $6.4 million from Dotdash, due primarily to decreases of $15.5 million from ANGI and $10.1 million from Applications, a loss of $1.5 million in 2019 from Emerging & Other compared to a profit of $8.3 million in 2018, and increased losses of $3.0 million and $1.8 million from Corporate and Vimeo, respectively.

For the six months ended June 30, 2019:

•
Revenue increased $238.3 million, or 12%, to $2.3 billion, due to growth from MTCH of $134.0 million and ANGI of $97.2 million, increases of $14.2 million from Vimeo, $10.9 million from Dotdash and $1.4 million from Applications, partially offset by a decrease of $19.4 million from Emerging & Other due, in part, to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018.

•
Operating income decreased $24.2 million, or 9%, to $234.2 million, due to a decrease in Adjusted EBITDA of $3.8 million, described below, an increase of $13.2 million in stock-based compensation expense, a change of $2.9 million in acquisition-related contingent consideration fair value adjustments, and increases of $2.2 million in amortization of intangibles and $2.0 million in depreciation. The increase in stock-based compensation expense was due primarily to modification charges at MTCH and Corporate, and the issuance of new equity awards since the prior year period, including those issued in connection with recent acquisitions, as well as an expense of $9.4 million related to the vesting of certain awards for which the market condition was met in the first quarter of 2019, partially offset by a decrease of $18.1 million in modification and acceleration charges related to the Combination ($17.8 million in 2019 compared to $35.8 million in 2018). The increase in amortization of intangibles was due primarily to recent acquisitions, partially offset by lower expense from the Combination.

•
Adjusted EBITDA decreased $3.8 million, or 1%, to $449.7 million, despite growth of $45.3 million from MTCH and $9.7 million from Dotdash, due primarily to decreases of $15.0 million from ANGI and $7.1 million from Applications, a loss of $3.6 million in 2019 from Emerging & Other compared to a profit of $16.5 million in 2018, and increased losses of $10.2 million and $6.2 million from Vimeo and Corporate, respectively.

In addition to the 2019 acquisitions and disposition described above, the 2018 events affecting year-over-year comparability include:

(i)	acquisitions and dispositions

Acquisitions:	Reportable Segment:	Acquisition Date:
Bluecrew - controlling interest	Emerging & Other	February 26, 2018
iTranslate	Applications	March 15, 2018
TelTech	Applications	October 22, 2018
Handy	ANGI	October 19, 2018

Dispositions:	Reportable Segment:	Sale Date:
Electus	Emerging & Other	October 29, 2018
Dictionary.com	Emerging & Other	November 13, 2018
Felix	ANGI	December 31, 2018
CityGrid	Emerging & Other	December 31, 2018

(ii)	the transfer of Daily Burn from the Emerging & Other segment to the Applications segment (within Mosaic Group) effective April 1, 2018.

Results of Operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$497,973	$76,777	18%	$421,196	$962,598	$134,035	16%	$828,563
ANGI Homeservices	343,896	49,074	17%	294,822	647,339	97,206	18%	550,133
Vimeo	45,713	6,153	16%	39,560	89,294	14,166	19%	75,128
Dotdash	37,728	6,971	23%	30,757	71,689	10,901	18%	60,788
Applications	132,937	(10,137)	(7)%	143,074	276,486	1,425	1%	275,061
Emerging & Other	128,542	(1,254)	(1)%	129,796	245,290	(19,391)	(7)%	264,681
Inter-segment eliminations	(131)	(48)	(58)%	(83)	(195)	(38)	(25)%	(157)
Total	$1,186,658	$127,536	12%	$1,059,122	$2,292,501	$238,304	12%	$2,054,197
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018
MTCH revenue increased 18% to $498.0 million driven by International Direct Revenue growth of $50.2 million, or 27%, and North America Direct Revenue growth of $29.3 million, or 13%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 27% to 4.6 million and 9% to 4.5 million, respectively, due primarily to continued growth in Subscribers at Tinder, with Pairs contributing to international growth. Total ARPU increased 2% driven by an increase of 4% in North America ARPU, due to Tinder, as Subscribers purchased premium subscriptions, and 1% in International ARPU, which was unfavorably impacted by the strengthening of the U.S. dollar relative to the Euro, British Pound and certain other currencies.
ANGI revenue increased 17% to $343.9 million driven by the Marketplace growth of $54.8 million, or 27%, and growth of $2.2 million, or 13%, at the European businesses, partially offset by a decrease of $7.9 million, or 11%, in Advertising & Other Revenue driven principally by the sale of Felix on December 31, 2018. Marketplace Revenue growth was driven by a 17% increase in Marketplace Service Requests to 7.9 million and an 11% increase in Marketplace Paying SPs to 223,000. Revenue growth at the European businesses was driven by growth across several regions, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and British Pound.
Vimeo revenue grew 16% to $45.7 million due to Platform Revenue growth of $9.4 million, or 26%, partially offset by the inclusion in 2018 of $3.3 million of Hardware Revenue. The hardware business was sold in the first quarter of 2019. Platform Revenue growth was driven by an 11% increase in average revenue per subscriber and a 31% increase in Vimeo Ending Subscribers to 1.2 million.
Dotdash revenue increased 23% to $37.7 million due to 28% higher traffic resulting in strong advertising revenue growth, as well as growth in affiliate commerce commission revenue.
Applications revenue decreased 7% to $132.9 million due to a decrease of $29.6 million, or 26%, at Desktop, partially offset by an increase of $19.5 million, or 68%, at Mosaic Group. The decrease at Desktop was driven by lower consumer queries and continuing partnership declines. The increase at Mosaic Group was driven primarily by growth of 37% related to the ongoing transition to subscription products, increased marketing efforts and new products, and the contribution from TelTech.
Emerging & Other revenue decreased 1% to $128.5 million due primarily to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018 and lower revenue at IAC Films, partially offset by higher revenue at Ask Media Group due to growth in paid traffic, primarily in international markets, and growth at Bluecrew.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
MTCH revenue increased 16% to $962.6 million driven by International Direct Revenue growth of $85.0 million, or 23%, and North America Direct Revenue growth of $55.8 million, or 13%. Both International and North America Direct

Revenue growth were due primarily to the factors described above in the three-month discussion. International Direct Revenue was further impacted by a 1% decrease in International ARPU due to unfavorable foreign exchange effects.
ANGI revenue increased 18% to $647.3 million driven by the Marketplace growth of $109.1 million, or 29%, and growth of $4.3 million, or 12%, at the European businesses, partially offset by a decrease of $16.2 million, or 11%, in Advertising & Other Revenue driven primarily by the factors described above in the three-month discussion. Marketplace Service Requests increased 16% to 13.7 million.
Vimeo revenue grew 19% to $89.3 million due to Platform Revenue growth of $17.8 million, or 26%, partially offset by lower Hardware Revenue of $3.6 million due to the factors described above in the three-month discussion.
Dotdash revenue increased 18% to $71.7 million due to the factors described above in the three-month discussion.
Applications revenue increased 1% to $276.5 million due to an increase of $52.6 million, or 122%, at Mosaic Group, partially offset by a decrease of $51.2 million, or 22%, at Desktop. The increase at Mosaic Group and the decrease at Desktop were driven by the factors described above in the three-month discussion. Mosaic Group revenue was further driven by the acquisition of iTranslate on March 15, 2018 and the transfer of Daily Burn from the Emerging & Other segment effective April 1, 2018.
Emerging & Other revenue decreased 7% to $245.3 million due primarily to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018 and lower revenue at IAC Films, as well as from the transfer of Daily Burn to Mosaic Group, partially offset by higher revenue at Ask Media Group due to growth in paid traffic, primarily in international markets, and the contribution from Bluecrew.
Cost of revenue (exclusive of depreciation shown separately below)
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$276,389	$58,165	27%	$218,224
As a percentage of revenue	23%			21%
Cost of revenue in 2019 increased from 2018 due to increases of $30.0 million from Emerging & Other and $29.3 million from MTCH.

•
The Emerging & Other increase was due primarily to an increase of $35.2 million in traffic acquisition costs, principally driven by an increase at Ask Media Group in the proportion of revenue that results in the payment of traffic acquisition costs and an increase of $6.2 million in payments made to workers staffed by Bluecrew, principally due to higher revenue, partially offset by a decrease of $7.0 million in production costs, driven primarily by the sale of Electus, and the sale of CityGrid in 2018.

•
The MTCH increase was due primarily to increases of $23.0 million in in-app purchase fees paid to Apple and Google as MTCH's revenues are increasingly sourced through mobile app stores, $4.0 million in hosting fees and $1.6 million in compensation expense. Many brands in MTCH's portfolio have historically offered subscribers a variety of payment methods to purchase subscriptions and à la carte features.  Tinder began to offer subscribers an alternative payment method to Google's in-app payment system similar to the payment alternatives other brands in our portfolio have historically offered to subscribers through our mobile apps on Android.  If MTCH continues to offer these alternative payment methods to Tinder subscribers, depending on adoption levels, MTCH may see a reduction in Google in-app purchases fees as a percentage of Android revenue in the future.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$536,460	$116,274	28%	$420,186
As a percentage of revenue	23%			20%
Cost of revenue in 2019 increased from 2018 due to increases of $57.4 million from Emerging & Other and $55.6 million from MTCH.

•
The Emerging & Other increase was due primarily to an increase of $68.2 million in traffic acquisition costs, principally driven by higher revenue at Ask Media Group, and an increase of $13.8 million in payments made to workers staffed by Bluecrew, principally due to higher revenue, which was acquired on February 26, 2018, partially offset by a decrease of $17.2 million in production costs, driven primarily by the sale of Electus and lower revenue from IAC Films, the sale of CityGrid in 2018 and the transfer of Daily Burn to Mosaic Group.

•	The MTCH increase was due primarily to increases of $44.3 million in in-app purchase fees paid to Apple and Google, $7.6 million in hosting fees and $3.9 million in compensation expense.
Selling and marketing expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$411,102	$41,442	11%	$369,660
As a percentage of revenue	35%			35%
Selling and marketing expense in 2019 increased from 2018 due to increases of $54.3 million from ANGI and $4.2 million from Vimeo, partially offset by a decrease of $16.6 million from Emerging & Other.

•
The ANGI increase was due primarily to increases in advertising expense of $39.2 million and compensation expense of $5.7 million as well as $8.8 million of expense from the inclusion of Handy, acquired on October 19, 2018, and Fixd Repair, acquired on January 25, 2019. The increase in advertising expense was due primarily to increased investments in online marketing and television spend. Efficiency of online marketing spend was negatively impacted by traffic sourced through Google. Service requests from free search engine traffic were down from the prior year, while service requests from paid search engine marketing efforts were up, and were considerably more expensive than the prior year. We expect this trend to continue for the near-term. Compensation expense increased due primarily to growth in the sales force.

•
The Vimeo increase was due primarily to an increase in marketing of $2.6 million related to a brand campaign in 2019 and an increase in compensation expense of $2.0 million, due, in part, to growth in the sales force.

•
The Emerging & Other decrease was due primarily to a decrease in marketing of $14.0 million at Ask Media Group driven by a shift in revenue resulting in the payment of traffic acquisition costs and the sale of Electus.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$832,962	$60,470	8%	$772,492
As a percentage of revenue	36%			38%
Selling and marketing expense in 2019 increased from 2018 due to increases of $91.7 million from ANGI and $13.7 million from Vimeo, partially offset by a decrease of $46.4 million from Emerging & Other.

•
The ANGI increase was due primarily to increases in advertising expense of $65.1 million and compensation expense of $11.2 million as well as $14.1 million of expense from the inclusion of Handy and Fixd Repair. The increases in advertising expense and compensation expense are due to the factors described above in the three-month discussion.

•	The Vimeo increase was due primarily to increases in marketing of $10.6 million and compensation expense of $3.4 million due primarily to the factors described above in the three-month discussion.

•
The Emerging & Other decrease was due primarily to a decrease in marketing of $34.8 million at Ask Media Group, the sales of Electus, Dictionary.com and CityGrid, the transfer of Daily Burn to Mosaic Group, and a decrease in offline marketing of $2.6 million at IAC Films, partially offset by an increase in compensation expense of $1.5 million at Bluecrew.

General and administrative expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$225,514	$37,151	20%	$188,363
As a percentage of revenue	19%			18%
General and administrative expense in 2019 increased from 2018 due to increases of $20.1 million from MTCH, $8.3 million from ANGI and $7.9 million from Corporate.

•
The MTCH increase was due primarily to increases of $8.6 million in legal and other professional fees, $7.9 million in compensation expense related to an increase in stock-based compensation expense and higher headcount, $1.1 million in non-income taxes and $0.9 million in rent expense due to growth at Tinder. The increase in stock-based compensation expense is primarily due to a modification charge in 2019 and the issuance of new equity awards since the prior year period.

•
The ANGI increase was due primarily to $7.3 million of expense from the inclusion of Handy and Fixd Repair, including $2.5 million of stock-based compensation expense related to new awards issued in connection with these acquisitions, an increase of $6.7 million in bad debt expense due, in part, to higher Marketplace Revenue, and increases of $1.3 million in facilities costs and $0.8 million in software license and maintenance costs, partially offset by a decrease of $6.3 million in compensation expense and the inclusion in 2018 of $0.8 million in integration-related costs in connection with the Combination. The decrease in compensation expense was due primarily to a decrease of $7.1 million in stock-based compensation expense reflecting a decrease of $8.1 million in expense due to the modification and acceleration charges related to the Combination ($6.7 million in 2019 compared to $14.8 million in 2018), partially offset by the issuance of new equity awards since 2018.

•
The Corporate increase was due primarily to higher compensation costs, driven by an increase in stock-based compensation expense due primarily to the issuance of new equity awards since the prior year period and modification charges in 2019, and higher professional fees.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$439,130	$66,583	18%	$372,547
As a percentage of revenue	19%			18%
General and administrative expense in 2019 increased from 2018 due to increases of $31.7 million from MTCH, $16.5 million from ANGI and $14.1 million from Corporate.

•
The MTCH increase was due primarily to increases of $13.8 million in legal and other professional fees, $11.0 million in compensation expense, including an increase in stock-based compensation expense, $1.6 million in non-income taxes and $2.0 million in rent expense due primarily to the factors described above in the three-month discussion.

•
The ANGI increase was due primarily to $14.8 million of expense from the inclusion of Handy and Fixd Repair, including $5.0 million of stock-based compensation expense related to new awards issued in connection with these acquisitions, an increase of $11.6 million in bad debt expense due, in part, to higher Marketplace Revenue, and increases of $1.5 million in software license and maintenance costs and $1.2 million in facilities costs, partially offset by a decrease of $12.0 million in compensation expense and the inclusion in 2018 of $3.3 million in integration-related costs in connection with the Combination. The decrease in compensation expense was due primarily to a decrease of $15.3 million in stock-based compensation expense reflecting a decrease of $16.9 million in expense due to the modification and acceleration charges related to the Combination ($14.7 million in 2019 compared to $31.5 million in 2018), partially offset by the issuance of new equity awards since 2018.

•	The Corporate increase was due primarily to the factors described above in the three-month discussion.
Product development expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$78,614	$3,169	4%	$75,445
As a percentage of revenue	7%			7%
Product development expense in 2019 increased from 2018 due to increases of $1.7 million from Dotdash and $1.4 million from ANGI.

•	The Dotdash increase was due primarily to an increase of $1.3 million in compensation expense, primarily for contractors engaged in content development.

•	The ANGI increase was due primarily to $1.5 million of expense from the inclusion of Handy.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$167,314	$14,932	10%	$152,382
As a percentage of revenue	7%			7%
Product development expense in 2019 increased from 2018 due to increases of $12.5 million from MTCH and $2.8 million from Dotdash.

•
The MTCH increase was due primarily to an increase of $11.3 million in compensation expense, including an increase of $6.9 million in stock-based compensation expense, due primarily to expense related to the vesting of certain awards for which the market condition was met in the first quarter of 2019, and higher headcount at Tinder.

•	The Dotdash increase was due primarily to an increase of $2.2 million in compensation expense due primarily to the factor described above in the three-month discussion.
Depreciation
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$21,091	$2,286	12%	$18,805
As a percentage of revenue	2%			2%
Depreciation in 2019 increased from 2018 due primarily to increased capital expenditures at ANGI, partially offset by certain fixed assets becoming fully depreciated.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$40,062	$2,000	5%	$38,062
As a percentage of revenue	2%			2%
Depreciation in 2019 increased from 2018 due primarily to the factors described above in the three-month discussion.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$172,898	$22,733	15%	$150,165	$291,726	$29,328	11%	$262,398
ANGI Homeservices	11,403	(11,859)	(51)%	23,262	7,762	(4,744)	(38)%	12,506
Vimeo	(11,616)	(2,023)	(21)%	(9,593)	(29,400)	(10,059)	(52)%	(19,341)
Dotdash	7,010	5,671	424%	1,339	10,057	5,527	122%	4,530
Applications	20,967	(12,110)	(37)%	33,077	46,323	(12,215)	(21)%	58,538
Emerging & Other	(1,789)	(7,868)	NM	6,079	(4,309)	(16,881)	NM	12,572
Corporate	(44,563)	(8,671)	(24)%	(35,892)	(87,976)	(15,160)	(21)%	(72,816)
Total	$154,310	$(14,127)	(8)%	$168,437	$234,183	$(24,204)	(9)%	$258,387

As a percentage of revenue	13%			16%	10%			13%
_____________________
NM = Not meaningful.
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

Operating income in 2019 decreased from 2018 due to a decrease in Adjusted EBITDA of $6.0 million, described below, increases of $4.9 million in stock-based compensation expense and $2.3 million in depreciation and a change of $1.6 million in acquisition-related contingent consideration fair value adjustments, partially offset by a decrease of $0.6 million in amortization of intangibles. The increase in stock-based compensation expense was due primarily to modification charges at MTCH and Corporate and the issuance of new equity awards since 2018, including those issued in connection with recent acquisitions, partially offset by a decrease of $8.5 million in modification and acceleration charges related to the Combination ($8.2 million in 2019 compared to $16.7 million in 2018).
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
Operating income in 2019 decreased from 2018 due to a decrease in Adjusted EBITDA of $3.8 million, described below, an increase of $13.2 million in stock-based compensation expense, a change of $2.9 million in acquisition-related contingent consideration fair value adjustments, and increases of $2.2 million in amortization of intangibles and $2.0 million in depreciation. The increase in stock-based compensation expense was due primarily to modification charges at MTCH and Corporate and the issuance of new equity awards since 2018, including those issued in connection with recent acquisitions, as well as an expense of $9.4 million related to the vesting of certain awards for which the market condition was met in the first quarter of 2019, partially offset by a decrease of $18.1 million in modification and acceleration charges related to the Combination ($17.8 million in 2019 compared to $35.8 million in 2018). The increase in amortization of intangibles was due primarily to recent acquisitions, partially offset by lower expense from the Combination.
At June 30, 2019, there was $344.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.4 years.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$203,522	$27,961	16%	$175,561	$358,589	$45,287	14%	$313,302
ANGI Homeservices	51,432	(15,547)	(23)%	66,979	88,611	(15,008)	(14)%	103,619
Vimeo	(9,464)	(1,833)	(24)%	(7,631)	(25,664)	(10,249)	(66)%	(15,415)
Dotdash	8,375	6,381	320%	1,994	15,525	9,682	166%	5,843
Applications	25,319	(10,085)	(28)%	35,404	55,007	(7,149)	(12)%	62,156
Emerging & Other	(1,517)	(9,807)	NM	8,290	(3,612)	(20,110)	NM	16,498
Corporate	(18,586)	(3,034)	(20)%	(15,552)	(38,806)	(6,246)	(19)%	(32,560)
Total	$259,081	$(5,964)	(2)%	$265,045	$449,650	$(3,793)	(1)%	$453,443

As a percentage of revenue	22%			25%	20%			22%
For a reconciliation of net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA, see "Principles of Financial Reporting." For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018
MTCH Adjusted EBITDA increased 16% to $203.5 million due primarily to the increase of $76.8 million in revenue due to growth at Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher in-app purchase fees as revenues are increasingly sourced through mobile app stores and higher legal and other professional fees.
ANGI Adjusted EBITDA decreased 23% to $51.4 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $6.7 million in bad debt expense due, in part, to higher Marketplace Revenue, and investments in Handy and Fixd Repair, partially offset by the inclusion in 2018 of $2.6 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs).

Vimeo Adjusted EBITDA loss increased 24% to $9.5 million, despite higher revenue, due primarily to higher marketing expense related to a brand campaign in 2019.
Dotdash Adjusted EBITDA increased 320% to $8.4 million due primarily to higher revenue.
Applications Adjusted EBITDA decreased 28% to $25.3 million due primarily to a decrease in revenue, partially offset by lower operating costs at Desktop.
Emerging & Other Adjusted EBITDA decreased to a loss of $1.5 million in 2019 from a profit of $8.3 million in 2018 due primarily to reduced profits at Ask Media Group, reflecting an increase in traffic acquisition costs, partially offset by lower marketing expense, increased investments in College Humor Media and Bluecrew and the sale of Dictionary.com.
Corporate Adjusted EBITDA loss increased 20% to $18.6 million due primarily to higher professional fees and compensation costs.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018
MTCH Adjusted EBITDA increased 14% to $358.6 million due primarily to the factors described above in the three-month discussion.
ANGI Adjusted EBITDA decreased 14% to $88.6 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $11.6 million in bad debt expense due, in part, to higher Marketplace Revenue, and investments in Handy and Fixd Repair, partially offset by the inclusion in 2018 of $9.4 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs).
Vimeo Adjusted EBITDA loss increased 66% to $25.7 million, despite higher revenue, due primarily to the factor described above in the three-month discussion, as well as higher compensation expense due primarily to an increase in headcount.
Dotdash Adjusted EBITDA increased 166% to $15.5 million due the factor described above in the three-month discussion.
Applications Adjusted EBITDA decreased 12% to $55.0 million, despite a 1% increase in revenue and lower operating costs at Desktop, due primarily to increased investments in marketing at iTranslate and TelTech.
Emerging & Other Adjusted EBITDA decreased to a loss of $3.6 million in 2019 from a profit of $16.5 million in 2018 due primarily to reduced profits at Ask Media Group, reflecting an increase in traffic acquisition costs, partially offset by lower marketing expense, and IAC Films, increased investments in Bluecrew and College Humor Media and the sale of Dictionary.com, partially offset by the transfer of Daily Burn to Mosaic Group.
Corporate Adjusted EBITDA loss increased 19% to $38.8 million due primarily to the factors described above in the three-month discussion.
Interest expense
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense	$37,206	$9,850	36%	$27,356
Interest expense in 2019 increased from 2018 due primarily to the increase in the average outstanding long-term debt balance and higher interest rates on variable rate debt compared to the prior year period.
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense	$68,349	$14,488	27%	$53,861
Interest expense in 2019 increased from 2018 due primarily to the factors described above in the three-month discussion.
Other income, net
For the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$45,972	$(125,169)	(73)%	$171,141
Other income, net in 2019 includes: a $29.8 million unrealized gain related to our investment in Pinterest, which became a publicly-traded company in the second quarter of 2019; $14.5 million of interest income; and $2.1 million in net foreign currency exchange gains due primarily to the strengthening of the Euro and the U.S. dollar relative to the British Pound during the three months ended June 30, 2019.
Other income, net in 2018 includes: a $26.8 million realized gain on the sale of certain Pinterest shares held by the Company and a $128.8 million unrealized gain to adjust our remaining interest in Pinterest to fair value in accordance with ASU No. 2016-01, which was adopted effective January 1, 2018; $10.0 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the British Pound and Euro during the three months ended June 30, 2018; and interest income of $7.0 million.
For the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$46,623	$(119,899)	(72)%	$166,522
Other income, net in 2019 includes: a $29.8 million unrealized gain related to our investment in Pinterest, as described above in the three-month discussion; $26.9 million of interest income; and a realized loss of $8.2 million related to the sale of a business.
Other income, net in 2018 includes: a $26.8 million realized gain on the sale of certain Pinterest shares held by the Company and a $128.8 million unrealized gain on our remaining interest in Pinterest, as described above in the three-month discussion; $12.2 million of interest income; and $2.1 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the British Pound and Euro during the six months ended June 30, 2018.

Income tax (provision) benefit
For the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax provision	$(16,285)	$15,083	48%	$(31,368)
Effective income tax rate	10%			10%

The income tax provisions in 2019 and 2018 were $16.3 million and $31.4 million, respectively, which represent effective income tax rates of 10%, which are lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
For the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax benefit (provision)	$47,319	$49,674	NM	$(2,355)
Effective income tax rate	NM			1%
The income tax benefit in 2019, despite pre-tax income, was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.
The income tax provision in 2018 was $2.4 million, which represents an effective income tax rate of 1%, which is lower than the statutory rate of 21% due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards.

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
For the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$33,324	$(29,177)	(47)%	$62,501
Net earnings attributable to noncontrolling interests in 2019 and 2018 primarily represents the publicly-held interest in MTCH and ANGI's earnings and the net earnings attributable to the noncontrolling interests in the subsidiary that holds the Company's investment in Pinterest.
For the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	$ Change	% Change	2018
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$57,614	$(21,644)	(27)%	$79,258
Net earnings attributable to noncontrolling interests in 2019 and 2018 primarily represent the factors described above in the three-month discussion.

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
The following table reconciles net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings attributable to IAC shareholders	$113,467	$218,353	$202,162	$289,435
Add back:
Net earnings attributable to noncontrolling interests	33,324	62,501	57,614	79,258
Income tax provision (benefit)	16,285	31,368	(47,319)	2,355
Other income, net	(45,972)	(171,141)	(46,623)	(166,522)
Interest expense	37,206	27,356	68,349	53,861
Operating income	154,310	168,437	234,183	258,387
Stock-based compensation expense	62,425	57,561	129,869	116,643
Depreciation	21,091	18,805	40,062	38,062
Amortization of intangibles	19,638	20,188	42,390	40,141
Acquisition-related contingent consideration fair value adjustments	1,617	54	3,146	210
Adjusted EBITDA	$259,081	$265,045	$449,650	$453,443
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2019	December 31, 2018
	(In thousands)
MTCH, Cash and cash equivalents:
United States	$142,123	$83,851
All other countries	124,251	103,096
Total MTCH cash and cash equivalents	266,374	186,947

ANGI, Cash and cash equivalents and marketable securities:
United States	370,057	328,795
All other countries	10,506	8,189
Total cash and cash equivalents	380,563	336,984
Marketable securities (United States)	—	24,947
Total ANGI cash and cash equivalents and marketable securities	380,563	361,931

IAC, Cash and cash equivalents and marketable securities:
United States	2,423,161	1,558,636
All other countries	81,861	49,065
Total cash and cash equivalents	2,505,022	1,607,701
Marketable securities (United States)	161,749	98,718
Total IAC cash and cash equivalents and marketable securities	2,666,771	1,706,419

Total cash and cash equivalents and marketable securities	$3,313,708	$2,255,297

MTCH Debt:
MTCH Term Loan	$425,000	$425,000
MTCH Credit Facility	—	260,000
6.375% MTCH Senior Notes	400,000	400,000
5.00% MTCH Senior Notes	450,000	450,000
5.625% MTCH Senior Notes	350,000	—
Total MTCH long-term debt	1,625,000	1,535,000
Less: unamortized original issue discount	6,695	7,352
Less: unamortized debt issuance costs	15,698	11,737
Total MTCH debt, net	1,602,607	1,515,911

ANGI Debt:
ANGI Term Loan	254,375	261,250
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	2,268	2,529
Total ANGI debt, net	238,357	244,971

IAC Debt:
0.875% Exchangeable Notes due 2022	517,500	517,500
4.75% Senior Notes	34,489	34,489
0.875% Exchangeable Notes due 2026	575,000	—
2.00% Exchangeable Notes due 2030	575,000	—
Total IAC long-term debt	1,701,989	551,989
Less: unamortized original issue discount	372,629	54,025
Less: unamortized debt issuance costs	31,793	13,298
Total IAC debt, net	1,297,567	484,666

Total long-term debt, net	$3,138,531	$2,245,548

IAC, MTCH and ANGI Long-term Debt
For a detailed description of IAC, MTCH and ANGI long-term debt, see "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by (used in)
Operating activities	$355,808	$379,802
Investing activities	(132,672)	(165,647)
Financing activities	796,771	(202,705)
Net cash provided by operating activities consists of earnings adjusted for non-cash items, the effect of changes in working capital and acquisition-related contingent consideration payments (to the extent greater than the liability initially recognized at the time of acquisition). Non-cash adjustments include stock-based compensation expense, deferred income taxes, amortization of intangibles, depreciation, bad debt expense, unrealized gains and losses on equity securities, and losses and gains from the sale of investments and businesses.
2019
Adjustments to earnings consist primarily of $129.9 million of stock-based compensation expense, $42.4 million of amortization of intangibles, $40.1 million of depreciation, and $33.4 million of bad debt expense, partially offset by $57.2 million of deferred income taxes and $29.2 million of net unrealized gains on certain equity securities. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $125.0 million and a decrease in income taxes payable and receivable of $8.0 million, partially offset by an increase in deferred revenue of $41.5 million. The increase in accounts receivable is primarily due to revenue growth at ANGI and MTCH as well as the timing of cash receipts at MTCH, ANGI and Applications, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019. The decrease in income taxes payable and receivable is primarily due to income tax payments in excess of tax accruals in foreign jurisdictions. The increase in deferred revenue is due primarily to growth in subscription sales at MTCH, Vimeo, and Applications.
Net cash used in investing activities includes cash used for acquisitions of $201.0 million, principally related to the acquisitions of Magisto and Fixd Repair, and capital expenditures of $76.6 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services, leasehold improvements at ANGI, and the payment of a deposit for an ownership interest in an aircraft at Corporate, partially offset by proceeds from maturities (net of purchases) of marketable debt securities of $123.8 million, and net proceeds from the sale of businesses and investments of $23.4 million, principally related to the December 31, 2018 sale of Felix.
Net cash provided by financing activities includes $1.2 billion in proceeds from the issuance of the 0.875% Exchangeable Notes due 2026 and 2.00% Exchangeable Notes due 2030, $350.0 million in proceeds from the 5.625% MTCH Senior Notes, $40.0 million in borrowings under the MTCH Credit Facility, and $9.8 million in proceeds from the exercise of IAC stock options, partially offset by $300.0 million to repay the outstanding borrowings under the MTCH Credit Facility, $138.5 million and $26.2 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $136.9 million used to pay the net premium on the exchangeable note hedge transactions, $76.1 million for the repurchase of 1.2 million shares of MTCH common stock, on a settlement date basis, at an average price of $62.53 per share, $32.8 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $26.4 million of debt issuance costs, $6.9 million in principal payments on ANGI debt, and $6.1 million for the purchase of noncontrolling interest.

2018
Adjustments to earnings primarily consist of $116.6 million of stock-based compensation expense, $40.1 million of amortization of intangibles, $38.1 million of depreciation and $20.9 million of bad debt expense, partially offset by $126.6 million of net unrealized gains on certain equity securities, $27.2 million of gains from the sale of investments and $11.3 million of deferred income taxes. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards, partially offset by the deferred income tax provision on the net unrealized gains on certain equity securities. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $60.2 million, an increase in other assets of $38.2 million, partially offset by an increase in deferred revenue of $45.6 million. The increase in accounts receivable is primarily due to revenue growth at ANGI, MTCH and Ask Media Group. The increase in other assets is primarily related to increases in prepaid hosting services and capitalized mobile app store fees at MTCH and increases in capitalized sales commissions and prepaid marketing at ANGI. The increase in deferred revenue is due mainly to growth in subscription sales at MTCH, Vimeo and ANGI and an increase at Electus mainly due to the timing of cash received related to various production deals.
Net cash used in investing activities includes purchases (net of maturities) of marketable debt securities of $114.4 million, cash used for acquisitions and investments of $48.7 million, and capital expenditures of $39.7 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services and computer hardware, partially offset by net proceeds from the sale of investments of $27.5 million and $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis.
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
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities, cash flows generated from operations and available borrowings under the IAC Credit Facility. IAC's consolidated cash and cash equivalents and marketable securities at June 30, 2019 were $3.3 billion, of which $380.6 million was held by ANGI and $266.4 million was held by MTCH. The Company generated $355.8 million of operating cash flows for the six months ended June 30, 2019, of which $232.6 million was generated by MTCH and $103.0 million was generated by ANGI. Each of MTCH and ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and ANGI and their respective subsidiaries. In addition, certain agreements governing MTCH and ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of MTCH, its secured net leverage ratio (as defined in the MTCH Term Loan) exceeds 2.0 to 1.0 or its consolidated leverage ratio (as defined in certain MTCH indentures) exceeds 5.0 to 1.0 , and in the case of ANGI, its consolidated net leverage ratio (as defined in the ANGI Term Loan) exceeds 4.5 to 1.0. There were no such limitations at June 30, 2019.
There were no outstanding borrowings under the IAC, MTCH and ANGI credit facilities at June 30, 2019.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2019 capital expenditures are expected to be higher than 2018 capital expenditures of $85.6 million by approximately 65% to 80%, driven by higher capital expenditures at ANGI related to the development of capitalized software to support its products and services and leasehold improvements, and higher capital expenditures at Corporate, as well as leasehold improvements related to the expansion of office space at Tinder. During 2019, the Company will make payments totaling approximately $23.0 million to purchase a 50% ownership interest in an aircraft, of which $13.5 million was made in April of 2019. A balance of approximately $13.5 million is due upon delivery of the new aircraft, which is expected to occur in late 2020 or early 2021.
At June 30, 2019, IAC has 8.0 million shares remaining in its share repurchase authorization.
During the six months ended June 30, 2019, MTCH repurchased 1.3 million shares, on a trade date basis, of its common stock at an average price of $62.84 per share, or $80.9 million in aggregate. From July 1, 2019 through August 2, 2019, MTCH repurchased an additional 0.2 million shares at an average price of $71.23 per share, or $15.3 million in aggregate. MTCH has 1.4 million shares remaining in its share repurchase authorization.
On February 6, 2019, the Board of Directors of ANGI authorized ANGI to repurchase up to 15 million shares of its common stock. All shares remain in its repurchase authorization.
IAC, MTCH and ANGI may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment. The number of IAC common shares that would be required to net settle these vested and unvested interests at current estimated fair values, other than for MTCH, ANGI and their subsidiaries, at August 2, 2019, is 0.1 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $15.9 million at August 2, 2019, assuming a 50% withholding rate. The number of IAC common shares ultimately needed to settle these awards may vary significantly as a result of both movements in the Company's stock price and the determination of fair value of the relevant subsidiary that is different than the Company's estimate. The Company's RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis. The number of IAC common shares that would be required to net settle these awards at August 2, 2019 is 0.1 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $28.9 million at August 2, 2019, assuming a 50% withholding rate.
The Company currently settles all stock options on a net basis. Assuming all stock options outstanding on August 2, 2019, were net settled on that date, the Company would have issued 1.9 million common shares (of which 1.6 million is related to vested options and 0.4 million is related to unvested options) and would have remitted $461.5 million (of which $370.4 million is related to vested options and $91.1 million is related to unvested options) in cash for withholding taxes (assuming a 50% withholding rate).
Certain equity awards issued prior to the MTCH initial public offering and the Combination to employees of MTCH and ANGI and denominated in the shares of those subsidiaries may be settled using IAC shares at the Company's election.
MTCH currently settles substantially all equity awards on a net basis. Assuming all MTCH equity awards outstanding on August 2, 2019 were net settled on that date, MTCH would have issued 8.3 million common shares (of which 1.8 million is related to vested shares and 6.5 million is related to unvested shares) and would have remitted $623.7 million (of which $138.2 million is related to vested shares and $485.5 million is related to unvested shares) in cash for withholding taxes (assuming a 50% withholding rate). Certain MTCH stock options ("Tandem Awards") can be settled in MTCH or IAC common stock at the Company's election. Assuming all vested and unvested Tandem Awards outstanding on August 2, 2019 were exercised on that date and settled using IAC stock, 0.4 million IAC common shares would have been issued in settlement and MTCH would have issued 1.2 million shares, which is included in the amount above, to IAC as reimbursement.
In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on August 2, 2019 were net settled on that date using IAC stock, 0.5 million IAC common shares would have been issued in settlement, IAC would have been issued 9.1 million shares of ANGI Class A stock and ANGI would have remitted $122.6 million in cash for withholding taxes (assuming a 50% withholding rate). ANGI's cash withholding obligation on all other ANGI net settled awards outstanding on August 2, 2019 is $42.7 million (assuming a 50% withholding rate), which is the equivalent of 3.2 million shares.
Prior to the Combination, the Company issued a number of IAC denominated PSUs to certain ANGI employees. Vesting of the PSUs is contingent upon ANGI's performance. These awards are settled in shares of IAC common stock. ANGI reimburses IAC, at IAC's option, in either cash or through the issuance of Class B shares to IAC. Assuming all of the PSUs outstanding on August 2, 2019 were net settled on that date using IAC stock, 0.1 million IAC common shares would have been issued in settlement, IAC would have been issued 1.0 million shares of ANGI Class B stock and ANGI would have remitted $13.4 million in cash for withholding taxes (assuming a 50% withholding rate).
As of June 30, 2019, IAC's economic and voting interest in MTCH is 80.4% and 97.5%, respectively, and in ANGI is 83.1% and 98.0%, respectively. As described above, certain MTCH and ANGI equity awards can be settled either in IAC common shares or the common shares of these subsidiaries at IAC's election. The Company currently expects to settle a sufficient number of awards in IAC shares to maintain an economic interest in both MTCH and ANGI of at least 80% and to otherwise take such other steps as necessary to maintain an economic interest in each of MTCH and ANGI of at least 80%.
The Company does not expect to be a full U.S. federal cash income taxpayer until 2022. The ultimate timing is dependent upon a number of factors, including the performance of the Company, other components of pre-tax income (including realized gains and losses) and the amount and timing of tax deductions related to stock-based awards.
At June 30, 2019, all of the Company’s international cash can be repatriated without significant tax consequences.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$126,508	$274,358	$1,777,605	$2,206,250	$4,384,721
Operating leases(c)	43,733	77,800	56,709	237,070	415,312
Purchase obligations(d)	35,370	1,785	—	—	37,155
Total contractual obligations	$205,611	$353,943	$1,834,314	$2,443,320	$4,837,188
_______________________________________________________________________________

(a)
The Company has excluded $48.6 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at June 30, 2019 consists of $2.9 billion bearing interest at fixed rates and $679.4 million bearing interest at variable rates. The variable rate instruments consist of a $425.0 million MTCH Term Loan and a $254.4 million ANGI Term Loan. The MTCH Term Loan bears interest at LIBOR plus 2.50%, or 4.90%, at June 30, 2019. The ANGI Term Loan bears interest at LIBOR plus 1.50%, or approximately 4.00% at June 30, 2019. The amount of interest ultimately paid on the MTCH and ANGI term loans may differ based on changes in interest rates. For additional information on long-term debt arrangements, see "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."

(c)
The Company leases land, office space, data center facilities and equipment used in connection with operations under various operating leases, the majority of which contain escalation clauses. Operating leases obligations include legally binding minimum lease payments for leases signed but not yet commenced. The Company is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above. For additional information on operating leases, see "Note 2—Leases" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."

(d)	The purchase obligations principally include web hosting commitments.
Other Commercial Commitments
At June 30, 2019, there have been no material changes to the Company's commercial commitments since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of June 30, 2019.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and six months ended June 30, 2019, the Company's exposure to market risk for changes in interest rates relating to long-term debt, including current maturities, has changed since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018, for:

•
IAC FinanceCo 2, Inc.’s issuance during the second quarter of 2019, of $575.0 million aggregate principal amount of its 0.875% Exchangeable Senior Notes due June 15, 2026 and IAC FinanceCo 3, Inc.’s issuance during the second quarter of 2019, of $575.0 million aggregate principal amount of its 2.00% Exchangeable Senior Notes due January 15, 2030; and

•
MTCH's issuance, on February 15, 2019, of $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029; a portion of the proceeds were used to repay outstanding borrowings under the MTCH Credit Facility.

The Company's outstanding debt is described in "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
Interest Rate Risk
At June 30, 2019, the Company's outstanding debt was $3.6 billion, of which $2.9 billion bears interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $130.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425.0 million MTCH Term Loan and the $254.4 million outstanding balance on the ANGI Term Loan bear interest at variable rates. The MTCH Term Loan bears interest at LIBOR plus 2.50%. As of June 30, 2019, the rate in effect was 4.90%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the MTCH Term Loan would increase or decrease by $4.3 million. The ANGI Term Loan bears interest at LIBOR plus 1.50%. As of June 30, 2019, the rate in effect was approximately 4.00%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Term Loan would increase or decrease by $2.6 million.

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
Consumer Class Action Challenging Tinder’s Age‑Tiered Pricing
On May 28, 2015, a putative state‑wide class action was filed against Tinder in state court in California. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The complaint principally alleged that Tinder violated California’s Unruh Civil Rights Act (the "Unruh Act") by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service. The complaint sought certification of a class of California Tinder Plus subscribers age 30 and over and damages in an unspecified amount. On September 21, 2015, Tinder filed a demurrer seeking dismissal of the complaint. On October 26, 2015, the court issued an opinion sustaining Tinder’s demurrer to the complaint without leave to amend, ruling that the age‑based pricing differential for Tinder Plus subscriptions did not violate California law in essence because offering a discount to users under age 30 was neither invidious nor unreasonable in light of that age group’s generally more limited financial means. On December 29, 2015, in accordance with its ruling, the court entered judgment dismissing the action. On February 1, 2016, the plaintiff filed a notice of appeal from the judgment, and the parties thereafter briefed the appeal. On January 29, 2018, the California Court of Appeal (Second Appellate District, Division Three) issued an opinion reversing the judgment of dismissal, ruling that the lower court had erred in sustaining Tinder’s demurrer because the complaint, as pleaded, stated a cognizable claim for violation of the Unruh Act. Because we believe that the appellate court’s reasoning was flawed as a matter of law and runs afoul of binding California precedent, on March 12, 2018, Tinder filed a petition with the California Supreme Court seeking interlocutory review of the Court of Appeal’s decision. On May 9, 2018, the California Supreme Court denied the petition. The case was then returned to the trial court for further proceedings and is currently in discovery.
In a related development, on June 19, 2019, in a substantially similar putative class action asserting the same substantive claims and pending in federal district court in California, the court issued an order granting final approval to a class-wide settlement, the terms of which are not material to Match Group. See Lisa Kim v. Tinder, Inc., No. 18-cv-3093 (U.S. District Court, Central District of California). On June 21, 2019, the Kim court entered judgment in accordance with its prior order. Because the approved settlement class in Kim subsumes the proposed settlement class in Candelore, the judgment in Kim would effectively render Candelore a single-plaintiff lawsuit. Accordingly, on July 11, 2019, two objectors to the Kim settlement, represented by the plaintiff’s counsel in Candelore, filed a notice of appeal from the Kim judgment to the U.S. Court of Appeals for the Ninth Circuit. We and Match Group believe that the allegations in the Candelore lawsuit are without merit and will continue to defend vigorously against it.
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

On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time‑barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order: (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the court’s partial denial of their motion to dismiss. On July 2, 2019, the defendants filed their opening brief on appeal.
On June 3, 2019, the defendants filed a second motion to dismiss or for other relief based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. Discovery in the case is proceeding. IAC and Match Group believe that the allegations against IAC and Match Group in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Investigation of Certain Match.com Business Practices
In March 2017, the Federal Trade Commission (the "FTC") requested information and documents in connection with a civil investigation regarding certain business practices of Match.com. The FTC raised certain potential claims relating to Match.com’s marketing, chargeback and online cancellation practices. In November 2018, the FTC offered to resolve its potential claims via a consent judgment mandating certain changes in Match.com’s business practices, as well as a payment in the amount of $60 million. Discussions between Match Group and the FTC ensued, but no resolution was reached. On August 7, 2019, the FTC voted to assert claims against Match Group and referred the matter to the U.S. Department of Justice (the "DOJ"). Match Group expects to continue discussions with the FTC and DOJ. In the event no settlement is reached and litigation ensues, the amounts sought may be substantially higher than the amounts discussed in settlement. We and Match Group believe that the FTC’s claims regarding Match.com’s practices, policies and procedures are without merit and are prepared to defend vigorously against them.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, including the possibility of distributing interests in our public subsidiaries to our shareholders, anticipated trends and prospects in the industries in which IAC's businesses operate and other similar matters. These forward-looking statements are based on IAC management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: our continued ability to successfully market, distribute and monetize our products and services through search engines, social media platforms and digital app stores, the failure or delay of the markets and industries in which our businesses operate to migrate online, our ability to build, maintain and/or enhance our various brands, our ability to develop and monetize versions of our products and services for mobile and other digital devices, adverse economic events or trends, either generally and/or in any of the markets in which our businesses operate, our continued ability to communicate with users and consumers via e-mail (or sufficient means), our ability to successfully offset increasing digital app store fees, our ability to establish and maintain relationships with quality service professionals, changes in our relationship with (or policies implemented by) Google, foreign exchange currency rate fluctuations, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with whom we do business), changes in key personnel, our ability to service our outstanding indebtedness and interest rate risk, dilution with respect to our investments in Match Group and ANGI Homeservices, operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, our ability to expand successfully into international markets, regulatory changes, our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties and the determination of whether to proceed with the distribution transactions referenced above and risks related thereto. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2019.

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended June 30, 2019. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. IAC may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 5.    Other Information
On August 7, 2019, the Company announced its intention to explore the possibility of a distribution of its interests in Match Group and ANGI Homeservices to its shareholders. No decisions have been made as to the details of, or whether to pursue or consummate, either such transaction.
Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of IAC/InterActiveCorp.	Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A/A, filed on August 12, 2005.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of IAC/InterActiveCorp (dated as of August 20, 2008).	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 22, 2008.
3.3	Amended and Restated By-Laws of IAC/InterActiveCorp (amended and restated as of December 1, 2010).	Exhibit 3.1(II) to the Registrant's Current Report on Form 8-K, filed on December 6, 2010.
3.4	Certificate of Designations of Series C Cumulative Preferred Stock.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on October 2, 2017.
3.5	Certificate of Designations of Series D Cumulative Preferred Stock.	Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q, filed on November 9, 2018.
4.1	Indenture for 0.875% Senior Exchangeable Notes due 2026, dated as of May 28, 2019, among IAC FinanceCo 2, Inc., IAC/InterActiveCorp and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on May 28, 2019.
4.2	Indenture for 2.00% Senior Exchangeable Notes due 2030, dated May 28, 2019, among IAC FinanceCo 3, Inc., IAC/InterActiveCorp and Computershare Trust Company, N.A., as Trustee.	Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed on May 28, 2019.
4.3	Registration Rights Agreement, dated May 28, 2019, among IAC/InterActiveCorp, IAC FinanceCo 2, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 28, 2019.
4.4	Registration Rights Agreement, dated May 28, 2019, among IAC/InterActiveCorp. IAC FinanceCo 3, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC.	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on May 28, 2019.
31.1	Certification of the Chairman and Senior Executive pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1	Certification of the Chairman and Senior Executive pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 8, 2019
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	August 8, 2019
Glenn H. Schiffman