Form 10-Q
period 2019-09-30
IAC/INTERACTIVECORP
filed 2019-11-07
CIK 891103

As filed with the Securities and Exchange Commission on November 7, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 1, 2019, the following shares of the registrant's common stock were outstanding:

Common Stock	78,800,508
Class B Common Stock	5,789,499
Total outstanding Common Stock	84,590,007

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$2,946,180	$2,131,632
Marketable securities	157,174	123,665
Accounts receivable, net of allowance and reserves of $25,003 and $18,860, respectively	355,924	279,189
Other current assets	225,016	228,253
Total current assets	3,684,294	2,762,739

Right-of-use assets	177,797	—
Property and equipment, net of accumulated depreciation and amortization of $308,987 and $286,798, respectively	361,664	318,800
Goodwill	2,852,986	2,726,859
Intangible assets, net of accumulated amortization of $196,563 and $136,405, respectively	603,702	631,422
Long-term investments	333,980	235,055
Deferred income taxes	170,299	64,786
Other non-current assets	120,069	134,924
TOTAL ASSETS	$8,304,791	$6,874,585

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Current portion of long-term debt	$13,750	$13,750
Accounts payable, trade	100,858	74,907
Deferred revenue	414,325	360,015
Accrued expenses and other current liabilities	507,348	434,886
Total current liabilities	1,036,281	883,558

Long-term debt, net	3,111,882	2,245,548
Income taxes payable	36,297	37,584
Deferred income taxes	21,657	23,600
Other long-term liabilities	215,611	66,807

Redeemable noncontrolling interests	77,302	65,687

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock $.001 par value; authorized 1,600,000 shares; issued 263,110 and 262,303 shares, respectively, and outstanding 78,770 and 77,963 shares, respectively	263	262
Class B convertible common stock $.001 par value; authorized 400,000 shares; issued 16,157 shares and outstanding 5,789 shares	16	16
Additional paid-in capital	11,761,711	12,022,387
Retained earnings	1,589,500	1,258,794
Accumulated other comprehensive loss	(144,604)	(128,722)
Treasury stock 194,708 shares	(10,309,612)	(10,309,612)
Total IAC shareholders' equity	2,897,274	2,843,125
Noncontrolling interests	908,487	708,676
Total shareholders' equity	3,805,761	3,551,801
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,304,791	$6,874,585

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenue	$1,246,874	$1,104,592	$3,539,375	$3,158,789
Operating costs and expenses:
Cost of revenue (exclusive of depreciation shown separately below)	296,385	237,238	832,845	657,424
Selling and marketing expense	423,881	386,802	1,256,843	1,159,294
General and administrative expense	207,880	190,903	647,010	563,450
Product development expense	86,600	77,740	253,914	230,122
Depreciation	23,090	18,925	63,152	56,987
Amortization of intangibles	23,186	20,152	65,576	60,293
Total operating costs and expenses	1,061,022	931,760	3,119,340	2,727,570
Operating income	185,852	172,832	420,035	431,219
Interest expense	(42,132)	(27,610)	(110,481)	(81,471)
Other income, net	1,229	8,113	47,852	174,635
Earnings before income taxes	144,949	153,335	357,406	524,383
Income tax benefit	14,823	18,242	62,142	15,887
Net earnings	159,772	171,577	419,548	540,270
Net earnings attributable to noncontrolling interests	(31,228)	(25,803)	(88,842)	(105,061)
Net earnings attributable to IAC shareholders	$128,544	$145,774	$330,706	$435,209

Earnings per share attributable to IAC shareholders:
Basic earnings per share	$1.52	$1.75	$3.93	$5.22
Diluted earnings per share	$1.35	$1.49	$3.45	$4.55

Stock-based compensation expense by function:
Cost of revenue	$935	$512	$2,919	$1,937
Selling and marketing expense	2,338	1,837	7,815	5,679
General and administrative expense	36,883	44,242	131,842	134,743
Product development expense	9,897	8,772	37,346	29,647
Total stock-based compensation expense	$50,053	$55,363	$179,922	$172,006
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings	$159,772	$171,577	$419,548	$540,270
Other comprehensive loss, net of income taxes:
Change in foreign currency translation adjustment	(23,053)	(1,050)	(20,647)	(12,233)
Change in unrealized gains and losses on available-for-sale securities (a)	—	(28)	(5)	(15)
Total other comprehensive loss, net of income taxes	(23,053)	(1,078)	(20,652)	(12,248)
Comprehensive income, net of income taxes	136,719	170,499	398,896	528,022
Components of comprehensive income attributable to noncontrolling interests:
Net earnings attributable to noncontrolling interests	(31,228)	(25,803)	(88,842)	(105,061)
Change in foreign currency translation adjustment attributable to noncontrolling interests	4,664	549	4,348	2,632
Change in unrealized gains and losses of available-for-sale debt securities attributable to noncontrolling interests	—	—	1	—
Comprehensive income attributable to noncontrolling interests	(26,564)	(25,254)	(84,493)	(102,429)
Comprehensive income attributable to IAC shareholders	$110,155	$145,245	$314,403	$425,593
_____________________

(a)	Net of income tax benefit of $4 for the three months ended September 30, 2018.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended September 30, 2019 and 2018
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at June 30, 2019	$80,502	$263	262,789	$16	16,157	$11,957,543	$1,460,956	$(125,705)	$(10,309,612)	$2,983,461	$860,136	$3,843,597
Net (loss) earnings	(1,270)	—	—	—	—	—	128,544	—	—	128,544	32,498	161,042
Other comprehensive loss, net of income taxes	(365)	—	—	—	—	—	—	(18,389)	—	(18,389)	(4,299)	(22,688)
Stock-based compensation expense	36	—	—	—	—	20,332	—	—	—	20,332	29,521	49,853
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	321	—	—	(55,036)	—	—	—	(55,036)	—	(55,036)
Purchase of redeemable noncontrolling interests	(71)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	(1,531)	—	—	—	—	1,531	—	—	—	1,531	—	1,531
Issuance of Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(22,749)	—	(510)	—	(23,259)	(9,369)	(32,628)
Purchase of Match Group and ANGI Homeservices treasury stock	—	—	—	—	—	(139,779)	—	—	—	(139,779)	—	(139,779)
Equity component of exchangeable senior notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	(130)	—	—	—	(130)	—	(130)
Other	1	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Balance at September 30, 2019	$77,302	$263	263,110	$16	16,157	$11,761,711	$1,589,500	$(144,604)	$(10,309,612)	$2,897,274	$908,487	$3,805,761

Balance at June 30, 2018	$75,719	$262	261,757	$16	16,157	$12,008,684	$921,268	$(112,717)	$(10,241,434)	$2,576,079	$660,869	$3,236,948
Net (loss) earnings	(275)	—	—	—	—	—	145,774	—	—	145,774	26,078	171,852
Other comprehensive loss, net of income taxes	(424)	—	—	—	—	—	—	(529)	—	(529)	(125)	(654)
Stock-based compensation expense	284	—	—	—	—	16,748	—	—	—	16,748	38,331	55,079
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	—	283	—	—	9,012	—	—	—	9,012	—	9,012
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(68,178)	(68,178)	—	(68,178)
Purchase of redeemable noncontrolling interests	59	—	—	—	—	—	—	—	—	—	—	—
Purchase of noncontrolling interests	(3,562)	—	—	—	—	—	—	—	—	—	(418)	(418)
Adjustment of redeemable noncontrolling interests to fair value	(2,221)	—	—	—	—	2,221	—	—	—	2,221	—	2,221
Issuance of Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(74,480)	—	391	—	(74,089)	3,251	(70,838)
Purchase of Match Group treasury stock	—	—	—	—	—	(6,433)	—	—	—	(6,433)	—	(6,433)
Other	(50)	—	—	—	—	(123)	—	—	—	(123)	124	1
Balance at September 30, 2018	$69,530	$262	262,040	$16	16,157	$11,955,629	$1,067,042	$(112,855)	$(10,309,612)	$2,600,482	$728,110	$3,328,592

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2019 and 2018
(Unaudited)

		IAC Shareholders' Equity
				Class B Convertible Common Stock $.001 Par Value
		Common Stock $.001 Par Value
								Accumulated Other Comprehensive Loss		Total IAC Shareholders' Equity
	Redeemable Noncontrolling Interests					Additional Paid-in Capital	Retained Earnings		Treasury Stock		Noncontrolling Interests	Total Shareholders' Equity
		$	Shares	$	Shares
		(In thousands)
Balance at December 31, 2018	$65,687	$262	262,303	$16	16,157	$12,022,387	$1,258,794	$(128,722)	$(10,309,612)	$2,843,125	$708,676	$3,551,801
Net earnings	4,625	—	—	—	—	—	330,706	—	—	330,706	84,217	414,923
Other comprehensive loss, net of income taxes	(514)	—	—	—	—	—	—	(16,303)	—	(16,303)	(3,835)	(20,138)
Stock-based compensation expense	113	—	—	—	—	63,387	—	—	—	63,387	116,252	179,639
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	807	—	—	(78,059)	—	—	—	(78,058)	—	(78,058)
Purchase of redeemable noncontrolling interests	(6,192)	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to fair value	8,607	—	—	—	—	(8,607)	—	—	—	(8,607)	—	(8,607)
Issuance of Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(200,661)	—	421	—	(200,240)	3,004	(197,236)
Purchase of Match Group and ANGI Homeservices treasury stock	—	—	—	—	—	(220,636)	—	—	—	(220,636)	—	(220,636)
Noncontrolling interests created in acquisitions	5,009	—	—	—	—	—	—	—	—	—	—	—
Purchase of exchangeable note hedges	—	—	—	—	—	(303,428)	—	—	—	(303,428)	—	(303,428)
Equity component of exchangeable senior notes, net of deferred financing costs and deferred tax liabilities	—	—	—	—	—	320,998	—	—	—	320,998	—	320,998
Issuance of warrants	—	—	—	—	—	166,520	—	—	—	166,520	—	166,520
Other	(33)	—	—	—	—	(190)	—	—	—	(190)	173	(17)
Balance at September 30, 2019	$77,302	$263	263,110	$16	16,157	$11,761,711	$1,589,500	$(144,604)	$(10,309,612)	$2,897,274	$908,487	$3,805,761

Balance at December 31, 2017	$42,867	$261	260,624	$16	16,157	$12,165,002	$595,038	$(103,568)	$(10,226,721)	$2,430,028	$516,795	$2,946,823
Cumulative effect of adoption of ASU No. 2014-09	—	—	—	—	—	—	36,795	—	—	36,795	3,410	40,205
Net earnings	34,481	—	—	—	—	—	435,209	—	—	435,209	70,580	505,789
Other comprehensive loss, net of income taxes	(710)	—	—	—	—	—	—	(9,616)	—	(9,616)	(1,922)	(11,538)
Stock-based compensation expense	1,084	—	—	—	—	52,763	—	—	—	52,763	118,159	170,922
Issuance of common stock pursuant to stock-based awards, net of withholding taxes	—	1	1,416	—	—	34,902	—	—	—	34,903	—	34,903
Purchase of IAC treasury stock	—	—	—	—	—	—	—	—	(82,891)	(82,891)	—	(82,891)
Purchase of noncontrolling interests	(3,562)	—	—	—	—	—	—	—	—	—	(1,236)	(1,236)
Adjustment of redeemable noncontrolling interests to fair value	(372)	—	—	—	—	372	—	—	—	372	—	372
Issuance of Match Group and ANGI Homeservices common stock pursuant to stock-based awards, net of withholding taxes	—	—	—	—	—	(213,440)	—	329	—	(213,111)	7,695	(205,416)
Purchase of Match Group treasury stock	—	—	—	—	—	(86,239)	—	—	—	(86,239)	—	(86,239)
Noncontrolling interests created in acquisitions	2,261	—	—	—	—	—	—	—	—	—	14,246	14,246
Other	(6,519)	—	—	—	—	2,269	—	—	—	2,269	383	2,652
Balance at September 30, 2018	$69,530	$262	262,040	$16	16,157	$11,955,629	$1,067,042	$(112,855)	$(10,309,612)	$2,600,482	$728,110	$3,328,592

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$419,548	$540,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	179,922	172,006
Amortization of intangibles	65,576	60,293
Depreciation	63,152	56,987
Bad debt expense	50,507	35,521
Deferred income taxes	(85,040)	(36,866)
Unrealized gains on equity securities, net	(24,181)	(126,444)
Losses (gains) from the sale of investments and businesses, net	6,028	(27,240)
Other adjustments, net	29,381	12,677
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(133,492)	(78,665)
Other assets	11,324	(48,935)
Accounts payable and other liabilities	53,957	57,891
Income taxes payable and receivable	(2,951)	1,971
Deferred revenue	55,035	52,234
Net cash provided by operating activities	688,766	671,700
Cash flows from investing activities:
Acquisitions, net of cash acquired	(200,338)	(17,635)
Capital expenditures	(103,645)	(60,113)
Proceeds from maturities of marketable debt securities	163,500	125,000
Purchases of marketable debt securities	(39,740)	(326,906)
Net proceeds from the sale of businesses and investments	24,757	28,630
Purchases of investments	(250,095)	(32,180)
Other, net	(1,733)	9,646
Net cash used in investing activities	(407,294)	(273,558)
Cash flows from financing activities:
Proceeds from issuance of IAC debt	1,150,000	—
Repurchases of IAC debt	(35,035)	(363)
Purchase of exchangeable note hedges	(303,428)	—
Proceeds from issuance of warrants	166,520	—
Borrowings under Match Group Credit Facility	40,000	—
Proceeds from Match Group 2019 Senior Notes offering	350,000	—
Principal payments on Match Group Credit Facility	(300,000)	—
Principal payments on ANGI Homeservices Term Loan	(10,313)	(10,313)
Debt issuance costs	(27,815)	(532)
Purchase of IAC treasury stock	—	(82,891)
Purchase of Match Group and ANGI Homeservices treasury stock	(209,715)	(86,239)
Proceeds from the exercise of IAC stock options	10,225	38,903
Proceeds from the exercise of ANGI Homeservices stock options	573	2,876
Withholding taxes paid on behalf of IAC employees on net settled stock-based awards	(88,269)	(3,011)
Withholding taxes paid on behalf of Match Group and ANGI Homeservices employees on net settled stock-based awards	(197,222)	(208,962)
Purchase of noncontrolling interests	(6,192)	(4,798)
Other, net	(3,799)	(4,526)
Net cash provided by (used in) financing activities	535,530	(359,856)
Total cash provided	817,002	38,286
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,534)	(207)
Net increase in cash, cash equivalents, and restricted cash	814,468	38,079
Cash, cash equivalents, and restricted cash at beginning of period	2,133,685	1,633,682
Cash, cash equivalents, and restricted cash at end of period	$2,948,153	$1,671,761
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IAC has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, OkCupid and Hinge, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy, and operates Vimeo and Dotdash, among many other online businesses.
On October 10, 2019, IAC made a preliminary proposal to a special committee of disinterested directors formed by the Match Group Board of Directors for a transaction that would result in the full separation of Match Group from IAC. The proposed separation transaction (the "Separation"), if completed, would result in two independent public companies, referred to herein as "New Match" and "New IAC." IAC would no longer have an ownership stake in Match Group following the Separation and IAC stockholders would receive shares of both New Match and New IAC in the transaction.
As used herein, "IAC," the "Company," "we," "our" or "us" and similar terms refer to IAC/InterActiveCorp and its subsidiaries (unless the context requires otherwise).
As of September 30, 2019, IAC’s economic and voting interest in:

•	Match Group were 80.8%, and 97.5%, respectively. All references to "Match Group" or "MTCH" in this report are to Match Group, Inc.

•	ANGI Homeservices were 83.7%, and 98.1%, respectively. All reference to "ANGI Homeservices" or "ANGI" in this report are to ANGI Homeservices Inc.
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
Accounting for Investments and Equity Securities
Investments in the common stock or in-substance common stock of entities in which the Company has the ability to exercise significant influence over the operating and financial matters of the investee, but does not have a controlling financial interest, are accounted for using the equity method and are included in "Long-term investments" in the accompanying consolidated balance sheet. At September 30, 2019 and December 31, 2018, the Company did not have any investments accounted for using the equity method.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to our customers and in the amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.
The Company's disaggregated revenue disclosures are presented in "Note 8—Segment Information."
Deferred Revenue
Deferred revenue consists of advance payments that are received or are contractually due in advance of the Company's performance. The Company’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of our performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2018 are $360.0 million and $1.7 million, respectively. During the nine months ended September 30, 2019, the Company recognized $346.5 million of revenue that was included in the deferred revenue balance as of December 31, 2018. During the nine months ended September 30, 2018, the Company recognized $317.2 million of revenue that was included in the deferred revenue balance as of January 1, 2018. The current and non-current deferred revenue balances at September 30, 2019 are $414.3 million and $1.4 million, respectively. Non-current deferred revenue is included in “Other long-term liabilities” in the accompanying consolidated balance sheet.
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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For sales incentive programs where the customer relationship period is one year or less, the Company has elected the practical expedient to expense the costs as incurred. The amount of capitalized sales commissions where the customer relationship period is greater than one year is $43.2 million and $40.5 million at September 30, 2019 and December 31, 2018, respectively.
Certain Risks and Concentrations—Services Agreement with Google
A meaningful portion of the Company's revenue is attributable to a services agreement with Google (the "Services Agreement"). In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and nine months ended September 30, 2019, consolidated revenue earned from Google was $182.5 million and $574.7 million, respectively, representing 15% and 16%, respectively, of the Company's consolidated revenue. For the three and nine months ended September 30, 2018, consolidated revenue earned from Google was $204.4 million and $620.7 million, representing 19% and 20%, respectively, of the Company's consolidated revenue. Accounts receivable related to revenue earned from Google totaled $61.9 million and $69.1 million at September 30, 2019 and December 31, 2018, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and Ask Media Group within the Emerging & Other segment. For the three and nine months ended September 30, 2019, revenue from the Services Agreement of $68.1 million and $234.1 million, respectively, was earned within the Applications segment and $100.3 million and $298.4 million, respectively, within the Emerging & Other segment. For the three and nine months ended September 30, 2018, revenue from the Services Agreement of $110.8 million and $326.7 million, respectively, was earned within the Applications segment and $79.9 million and $248.2 million, respectively, within the Emerging & Other segment.
The current Services Agreement expires on March 31, 2020. On February 11, 2019, the Company and Google amended the Services Agreement, effective as of April 1, 2020.  The amendment extends the expiration date of the agreement to March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given.  The Company believes that the amended agreement, taken as a whole, is comparable to the Company’s currently existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations.
On May 31, 2019, Google announced industry-wide policy changes, which became effective on July 1, 2019, related to all extensions distributed through the Chrome Web Store. This industry-wide change, combined with recent changes to polices under the Services Agreement, have had a negative impact on the expected future results of operations of the Desktop business. As of September 30, 2019, the goodwill balance of the Desktop reporting unit and the carrying value of the related intangible asset are $265.1 million and $28.9 million, respectively. The fair values of the Desktop reporting unit and the related intangible asset approximate their carrying values, therefore, a modest reduction in the fair values of the Desktop reporting unit or the related intangible asset would result in an impairment charge, which would be equal to the excess of the carrying value over the fair value of such assets.
Adoption of ASU No. 2016-02, Leases (Topic 842)
The Company adopted ASU No. 2016-02, Leases (Topic 842) ("ASC 842") effective January 1, 2019. ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.
The adoption of ASC 842 resulted in the recognition of $154.7 million of right-of-use assets ("ROU assets") and related lease liabilities as of January 1, 2019, with no cumulative effect adjustment. The adoption of ASC 842 had no impact on the Company’s consolidated results of operations or cash flows.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Leases	Balance Sheet Classification	September 30, 2019
		(In thousands)
Assets:
Right-of-use assets	Right-of-use assets	$177,797

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	33,029
Long-term lease liabilities	Other long-term liabilities	198,962
Total lease liabilities		$231,991

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Lease Cost	Income Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
		(In thousands)
Fixed lease cost	Cost of revenue	$975	$3,181
Fixed lease cost	Selling and marketing expense	2,836	7,747
Fixed lease cost	General and administrative expense	7,424	24,014
Fixed lease cost	Product development expense	450	1,050
Total fixed lease cost (a)		11,685	35,992
Variable lease cost	Cost of revenue	90	354
Variable lease cost	Selling and marketing expense	337	1,007
Variable lease cost	General and administrative expense	1,799	5,487
Variable lease cost	Product development expense	74	173
Total variable lease cost		2,300	7,021
Net lease cost		$13,985	$43,013
_____________________
(a) Includes approximately $1.1 million and $4.2 million of short-term lease cost and $0.6 million and $1.6 million of sublease income for the three and nine months ended September 30, 2019, respectively.
Maturities of lease liabilities as of September 30, 2019 (in thousands) (b):

Remainder of 2019	$9,565
2020	46,199
2021	40,761
2022	33,659
2023	28,836
After 2023	249,912
Total	408,932
Less: Interest	176,941
Present value of lease liabilities	$231,991
_____________________

(b)	Lease payments exclude $6.0 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following are the weighted average assumptions used for lease term and discount rate as of September 30, 2019:

Remaining lease term	15.2 years
Discount rate	6.02%

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Other Information:
Right-of-use assets obtained in exchange for lease liabilities	$6,699	$59,857
Cash paid for amounts included in the measurement of lease liabilities	$10,719	$34,433

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs. Included in the income tax benefit for the three months ended September 30, 2019 is a benefit of $3.6 million due to a lower estimated annual effective income tax rate from that applied to ordinary income through the six months ended June 30, 2019. The lower estimated annual effective income tax rate was primarily due to an increase in estimated research credits.
For the three and nine months ended September 30, 2019, the Company recorded an income tax benefit, despite pre-tax income, of $14.8 million and $62.1 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and research credits. For the three and nine months ended September 30, 2018, the Company recorded an income tax benefit, despite pre-tax income, of $18.2 million and $15.9 million, respectively, due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, a reduction in the Transition Tax described below, and research credits.
The Tax Cuts and Jobs Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”). The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional tax expense in the fourth quarter of 2017. In the third quarter of 2018, the Company finalized this calculation, which resulted in a $9.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits and a reduction in state taxes, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on Internal Revenue Service ("IRS") guidance.
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
At September 30, 2019 and December 31, 2018, unrecognized tax benefits, including interest and penalties, are $68.3 million and $52.3 million, respectively. Unrecognized tax benefits, including interest, at September 30, 2019 increased by $16.0 million due primarily to research credits. If unrecognized tax benefits at September 30, 2019 are subsequently recognized, $63.5 million, net of related deferred tax assets and interest, would reduce income tax expense. The comparable

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

amount as of December 31, 2018 was $49.1 million. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $24.5 million by September 30, 2020, due to expirations of statutes of limitations or other settlements; of this amount, $24.3 million would reduce the income tax provision.
NOTE 4—FINANCIAL INSTRUMENTS
Marketable Securities
At September 30, 2019 and December 31, 2018, the fair value of marketable securities are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Marketable equity securities	$157,174	$419
Available-for-sale marketable debt securities	—	123,246
Total marketable securities	$157,174	$123,665

The Company has an investment in Pinterest, which is carried at fair value following its initial public offering in April 2019. Prior to this, the Company accounted for its investment in Pinterest as an equity security without a readily determinable fair value.  Unrealized gains or losses related to the Company's investment in Pinterest is included in "Other income, net" in the accompanying consolidated statement of operations. For the three and nine months ended September 30, 2019, the Company recognized an unrealized loss of $4.6 million and an unrealized gain of $25.3 million, respectively.
At December 31, 2018, current available-for-sale marketable debt securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Treasury discount notes	$112,291	$3	$(3)	$112,291
Commercial paper	10,955	—	—	10,955
Total available-for-sale marketable debt securities	$123,246	$3	$(3)	$123,246

The following table presents the proceeds from maturities of available-for-sale marketable debt securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from maturities of available-for-sale marketable debt securities	$—	$115,000	$163,500	$125,000

The specific-identification method is used to determine the cost of available-for-sale marketable debt securities sold and the amount of unrealized gains and losses reclassified out of accumulated other comprehensive income (loss) into earnings. There were no gross realized gains or losses from the sales of available-for-sale marketable debt securities for the three and nine months ended September 30, 2019 and 2018.
Equity securities without readily determinable fair values
At September 30, 2019 and December 31, 2018, the carrying values of the Company's investments in equity securities without readily determinable fair values totaled $334.0 million and $235.1 million, respectively, and are included in "Long-term investments" in the accompanying consolidated balance sheet. All gains and losses on equity securities without readily

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

determinable fair values, realized and unrealized, are recognized in "Other income, net" in the accompanying consolidated statement of operations.
In the third quarter of 2019, the Company made a $250 million investment in Turo, a peer-to-peer car sharing marketplace. As part of its investment, the Company received a warrant that is net settleable at the Company's option and is recorded at fair value each reporting period with any change included in "Other income, net" in the accompany consolidated statement of operations. The warrant is measured using significant unobservable inputs and is classified in the fair value hierarchy table below as Level 3. The warrant is included in "Other non-current assets" in the accompanying consolidated balance sheet.
The following table presents a summary of realized and unrealized gains and losses recorded in other income (expense), net, as adjustments to the carrying value of equity securities without readily determinable fair values held as of September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Upward adjustments (gross unrealized gains)	$53	$—	$53	$128,786
Downward adjustments including impairment (gross unrealized losses)	(543)	—	(1,193)	(2,588)
Total	$(490)	$—	$(1,140)	$126,198

The cumulative upward and downward adjustments (including impairments) to the carrying value of equity securities without readily determinable fair values held at September 30, 2019 were $0.3 million and $3.0 million, respectively.
Realized and unrealized gains and losses for the Company's marketable equity securities and investments without readily determinable fair values for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Realized (losses) gains, net, for equity securities sold	$(8)	$702	$2,136	$27,874
Unrealized (losses) gains, net, on equity securities held	(5,066)	(115)	24,181	126,444
Total (losses) gains recognized, net, in other income, net	$(5,074)	$587	$26,317	$154,318

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

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
Level 3: Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2019
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$818,158	$—	$—	$818,158
Treasury discount notes	—	1,349,257	—	1,349,257
Time deposits	—	145,035	—	145,035
Marketable securities:
Marketable equity security	157,174	—	—	157,174
Other non-current assets:
Warrant	—	—	8,929	8,929
Total	$975,332	$1,494,292	$8,929	$2,478,553

Liabilities:
Contingent consideration arrangement	$—	$—	$(13,664)	$(13,664)

	December 31, 2018
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$880,815	$—	$—	$880,815
Treasury discount notes	—	561,733	—	561,733
Commercial paper	—	162,417	—	162,417
Time deposits	—	90,036	—	90,036
Marketable securities:
Treasury discount notes	—	112,291	—	112,291
Commercial paper	—	10,955	—	10,955
Marketable equity security	419	—	—	419
Total	$881,234	$937,432	$—	$1,818,666

Liabilities:
Contingent consideration arrangements	$—	$—	$(28,631)	$(28,631)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2019		2018
	Warrant	Contingent Consideration Arrangements	Contingent Consideration Arrangements
	(In thousands)
Balance at July 1	$—	$(29,803)	$(1,910)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(8,689)	16,139	(55)
Included in other comprehensive loss	—	—	(15)
Fair value date of acquisition	17,618	—	—
Balance at September 30	$8,929	$(13,664)	$(1,980)

	Nine Months Ended September 30,
	2019		2018
	Warrant	Contingent Consideration Arrangements	Contingent Consideration Arrangements
	(In thousands)
Balance at January 1	$—	$(28,631)	$(2,647)
Total net (losses) gains:
Included in earnings:
Fair value adjustments	(8,689)	12,993	(265)
Included in other comprehensive loss	—	(14)	(16)
Fair value at date of acquisition	17,618	—	—
Settlements	—	1,988	948
Balance at September 30	$8,929	$(13,664)	$(1,980)

Contingent Consideration Arrangements
At September 30, 2019, the Company has one outstanding contingent consideration arrangement related to a business acquisition. The arrangement has a total maximum contingent payment of $45.0 million. At September 30, 2019, the gross fair value of this arrangement, before unamortized discount, is $22.3 million. During the first quarter of 2019, the Company paid $2.0 million to settle a contingent consideration arrangement that was outstanding at December 31, 2018.
Generally, our contingent consideration arrangements are based upon financial performance and/or operating metric targets and the Company generally determines the fair value of the contingent consideration arrangements by using probability-weighted analyses to determine the amounts of the gross liability, and, if the arrangements are initially long-term in nature, applying a discount rate that appropriately captures the risks associated with the obligations to determine the net amount reflected in the consolidated financial statements. The fair value of the contingent consideration arrangement at September 30, 2019 reflects a discount rate of 25%. The fair values of the contingent consideration arrangements at December 31, 2018 reflect discount rates ranging from 12% to 25%.
The fair value of contingent consideration arrangements is sensitive to changes in the expected achievement of the applicable targets and changes in discount rates. The Company remeasures the fair value of the contingent consideration

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

arrangements each reporting period, including the accretion of the discount, if applicable, and changes are recognized in "General and administrative expense" in the accompanying consolidated statement of operations. The contingent consideration arrangement liability at September 30, 2019 and December 31, 2018 includes a current portion of $2.0 million and $2.0 million, respectively, and a non-current portion of $11.7 million and $26.6 million, respectively. The current and non-current portions of the contingent consideration liability are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheet.
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

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Current portion of long-term debt	$(13,750)	$(13,681)	$(13,750)	$(12,753)
Long-term debt, net(a)	(3,111,882)	(3,934,574)	(2,245,548)	(2,460,204)

_____________________

(a)
At September 30, 2019 and December 31, 2018, the carrying value of long-term debt, net includes unamortized original issue discount and debt issuance costs of $417.8 million and $88.9 million, respectively.

At September 30, 2019 and December 31, 2018, the fair value of long-term debt is estimated using observable market prices or indices for similar liabilities, which are Level 2 inputs. At December 31, 2018, the Company considered the outstanding borrowings under the MTCH's $500 million revolving credit facility ("MTCH Credit Facility"), which has a variable interest rate, to have a fair value equal to its carrying value. The outstanding borrowings under the MTCH Credit Facility were repaid with a portion of the net proceeds from MTCH's $350 million aggregate principal amount of its 5.625% Senior Notes issued on February 15, 2019. See "Note 5—Long-term Debt" for additional information on the repayment of the MTCH Credit Facility.
NOTE 5—LONG-TERM DEBT
At September 30, 2019 and December 31, 2018, long-term debt consists of:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands)
MTCH Debt:
MTCH Term Loan due November 16, 2022	$425,000	$425,000
MTCH Credit Facility due December 7, 2023	—	260,000
6.375% Senior Notes due June 1, 2024 (the "6.375% MTCH Senior Notes"); interest payable each June 1 and December 1	400,000	400,000
5.00% Senior Notes due December 15, 2027 (the "5.00% MTCH Senior Notes"); interest payable each June 15 and December 15	450,000	450,000
5.625% Senior Notes due February 15, 2029 (the "5.625% MTCH Senior Notes"); interest payable each February 15 and August 15	350,000	—
Total MTCH long-term debt	1,625,000	1,535,000
Less: unamortized original issue discount	6,586	7,352
Less: unamortized debt issuance costs	15,786	11,737
Total MTCH debt, net	1,602,628	1,515,911

ANGI Debt:
ANGI Term Loan due November 5, 2023	250,938	261,250
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,942	2,529
Total ANGI debt, net	235,246	244,971

IAC Debt:
0.875% Exchangeable Senior Notes due October 1, 2022 (the "2022 Exchangeable Notes"); interest payable each April 1 and October 1	517,500	517,500
0.875% Exchangeable Senior Notes due June 15, 2026 (the "2026 Exchangeable Notes"); interest payable each June 15 and December 15; commencing on December 15, 2019	575,000	—
2.00% Exchangeable Senior Notes due January 15, 2030 (the "2030 Exchangeable Notes"); interest payable each January 15 and July 15; commencing on January 15, 2020	575,000	—
4.75% Senior Notes due December 15, 2022 (the "4.75% Senior Notes"); interest payable each June 15 and December 15	—	34,489
Total IAC long-term debt	1,667,500	551,989
Less: unamortized original issue discount	362,390	54,025
Less: unamortized debt issuance costs	31,102	13,298
Total IAC debt, net	1,274,008	484,666

Total long-term debt, net	$3,111,882	$2,245,548

MTCH Senior Notes
The 6.375% MTCH Senior Notes were issued on June 1, 2016 and are currently redeemable. These notes may be redeemed at redemption prices set forth in the indenture governing the notes, together with accrued and unpaid interest thereon to the applicable redemption date.
The 5.00% MTCH Senior Notes were issued on December 4, 2017. At any time prior to December 15, 2022, the 5.00% MTCH Senior Notes may be redeemed at a redemption price equal to the sum of the principal amount thereof, plus accrued and

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The indentures governing the 6.375% and 5.00% MTCH Senior Notes contain covenants that would limit MTCH's ability to pay dividends, make distributions or repurchase MTCH stock in the event a default has occurred or MTCH's consolidated leverage ratio (as defined in the indentures) exceeds 5.0 to 1.0. At September 30, 2019, there were no limitations pursuant thereto. There are additional covenants in those indentures that limit MTCH's ability and the ability of its subsidiaries to, among other things, (i) incur indebtedness, make investments, or sell assets in the event MTCH is not in compliance with certain ratios set forth therein, and (ii) incur liens, enter into agreements restricting MTCH subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell substantially all of their assets. The indenture governing the 5.625% MTCH Senior Notes is less restrictive than the indentures governing the 6.375% and 5.00% MTCH Senior Notes and generally only limits MTCH's ability and the ability of its subsidiaries to, among other things, create liens on assets and limits MTCH's ability to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.
MTCH's Senior Notes are ranked equally with each other.
MTCH Term Loan and MTCH Credit Facility
At both September 30, 2019 and December 31, 2018, the outstanding balance on the MTCH Term Loan was $425.0 million. The MTCH Term Loan bears interest at LIBOR plus 2.50%, and was 4.66% and 5.09% at September 30, 2019 and December 31, 2018, respectively. The MTCH Term Loan provides for annual principal payments as part of an excess cash flow sweep provision, the amount of which, if any, is governed by the secured net leverage ratio contained in the credit agreement. Interest payments are due at least quarterly through the term of the loan.
At September 30, 2019, there were no outstanding borrowings under the MTCH Credit Facility. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million, which bore interest at LIBOR plus 1.50%, or approximately 4.00%, and were repaid with a portion of the net proceeds from the 5.625% MTCH Senior Notes, described above. MTCH's Credit Facility expires on December 7, 2023. The annual commitment fee on undrawn funds is based on the MTCH consolidated net leverage ratio and is 25 basis points at both September 30, 2019 and December 31, 2018, respectively. Borrowings under the MTCH Credit Facility bear interest, at MTCH's option, at a base rate or LIBOR, in each case plus an applicable margin, which is based on MTCH's consolidated net leverage ratio. The terms of the MTCH Credit Facility require MTCH to maintain a consolidated net leverage ratio of not more than 5.0 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement).
The MTCH Term Loan and MTCH Credit Facility contain covenants that would limit MTCH’s ability to pay dividends, make distributions or repurchase MTCH stock in the event MTCH’s secured net leverage ratio exceeds 2.0 to 1.0, while the MTCH Term Loan remains outstanding and, thereafter, if the consolidated net leverage ratio exceeds 4.0 to 1.0, or in the event a default has occurred. There are additional covenants under these MTCH debt agreements that limit the ability of MTCH and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions. Obligations under the MTCH Credit Facility and MTCH Term Loan are unconditionally guaranteed by certain MTCH wholly-owned domestic subsidiaries and are secured by the stock of certain MTCH domestic and foreign subsidiaries. The MTCH Term Loan and outstanding borrowings, if any, under the MTCH Credit Facility rank equally with each other, and have priority over the MTCH Senior Notes to the extent of the value of the assets securing the borrowings under the MTCH credit agreement.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ANGI Term Loan and ANGI Credit Facility
At September 30, 2019 and December 31, 2018, the outstanding balance on the ANGI Term Loan was $250.9 million and $261.3 million, respectively. At both September 30, 2019 and December 31, 2018, the ANGI Term Loan bears interest at LIBOR plus 1.50%. The spread over LIBOR is subject to change in future periods based on ANGI's consolidated net leverage ratio. The interest rate was 3.53% and approximately 4.00% at September 30, 2019 and December 31, 2018, respectively. Interest payments are due at least quarterly through the term of the loan. Additionally, there are quarterly principal payments of $3.4 million through December 31, 2021, $6.9 million for the one-year period ending December 31, 2022 and $10.3 million through maturity of the loan when the final amount of $161.6 million is due.
The ANGI Term Loan requires ANGI to maintain a consolidated net leverage ratio of not more than 4.5 to 1.0 and a minimum interest coverage ratio of not less than 2.0 to 1.0 (in each case as defined in the credit agreement). The ANGI Term Loan also contains covenants that would limit ANGI’s ability to pay dividends, make distributions or repurchase ANGI stock in the event a default has occurred or ANGI’s consolidated net leverage ratio exceeds 4.25 to 1.0. There are additional covenants under the ANGI Term Loan that limit the ability of ANGI and its subsidiaries to, among other things, incur indebtedness, pay dividends or make distributions.
On November 5, 2018, ANGI entered into a five-year $250 million revolving credit facility (the "ANGI Credit Facility"). At September 30, 2019 and December 31, 2018, there were no outstanding borrowings under the ANGI Credit Facility. The annual commitment fee on undrawn funds is based on ANGI's consolidated net leverage ratio most recently reported and is 25 basis points at both September 30, 2019 and December 31, 2018. Borrowings under the ANGI Credit Facility bear interest, at ANGI's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is based on ANGI's consolidated net leverage ratio. The financial and other covenants are the same as those for the ANGI Term Loan.

The ANGI Term Loan and ANGI Credit Facility are guaranteed by ANGI's wholly-owned material domestic subsidiaries and are secured by substantially all assets of ANGI and the guarantors, subject to certain exceptions.
IAC Exchangeable Notes
Exchangeable Notes
On October 2, 2017, IAC FinanceCo, Inc., a direct, wholly-owned subsidiary of the Company, issued $517.5 million aggregate principal amount of its 2022 Exchangeable Notes. During the second quarter of 2019, IAC FinanceCo 2, Inc. and IAC FinanceCo 3, Inc., direct, wholly-owned subsidiaries of the Company, issued $575.0 million aggregate principal amount of its 2026 Exchangeable Notes and $575.0 million aggregate principal amount of its 2030 Exchangeable Notes, respectively.
The net proceeds from the sales of the 2026 Exchangeable Notes and the 2030 Exchangeable Notes were approximately $1.1 billion, after deducting fees and expenses. A portion of the net proceeds from the offerings were used to pay the net premium of $136.9 million on the 2026 Exchangeable Notes Hedge and Warrants and the 2030 Exchangeable Notes Hedge and Warrants (described below). The remainder will be used for general corporate purposes.
The 2022, 2026 and 2030 Exchangeable Notes (collectively the "Exchangeable Notes") are guaranteed by the Company. At September 30, 2019, the Company, excluding MTCH and ANGI, held $2.3 billion in cash and cash equivalents and marketable securities, which is in excess of $1.7 billion of the Exchangeable Notes outstanding.
The following table presents detail of the exchangeable feature:

	Number of shares of the Company's Common Stock into which each $1,000 of Principal of the Exchangeable Notes is Exchangeable*	Approximate Equivalent Exchange Price per Share*	Exchangeable Date
2022 Exchangeable Notes	6.5713	$152.18	July 1, 2022
2026 Exchangeable Notes	3.3028	$302.77	March 15, 2026
2030 Exchangeable Notes	3.4323	$291.35	October 15, 2029

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

_____________________
* Subject to adjustment upon the occurrence of specified events.
The Exchangeable Notes are exchangeable under the following circumstances:
(1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days during the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day;
(2) during the five-business day period after any five-consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the exchange rate on each such trading day;
(3) if the issuer calls the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4) upon the occurrence of specified corporate events as further described under the indentures governing the respective Exchangeable Notes.
On or after the respective exchangeable dates noted in the table above, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may exchange all or any portion of their Exchangeable Notes regardless of the foregoing conditions. Upon exchange, the Company, in its sole discretion, has the option to settle the Exchangeable Notes with any of the three following alternatives: (1) shares of the Company's common stock, (2) cash or (3) a combination of cash and shares of the Company's common stock. It is the Company's intention to settle the Exchangeable Notes with cash equal to the face amount of the notes upon exchange; any shares issued would be offset by shares received upon exercise of the Exchangeable Note Hedges (described below).
The Company’s 2022 Exchangeable Notes are currently exchangeable; during the three and nine months ended September 30, 2019, no notes were exchanged. The if-converted value of the 2022 Exchangeable Notes exceeded its principal amount of $517.5 million by $223.7 million and $105.0 million based on the Company's stock price on September 30, 2019 and December 31, 2018, respectively.
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
We separately account for the debt and equity components of the Exchangeable Notes, and therefore, the Company recorded an original issue discount and corresponding increase to additional paid-in capital, which is the fair value attributed to the exchange feature of each series of debt at issuance. The Company is amortizing the original issue discount and the debt issuance costs utilizing the effective interest method over the life of the Exchangeable Notes. The effective interest rates for the 2022, 2026 and 2030 Exchangeable Notes are 4.73%, 5.35% and 6.59%, respectively.
The following table sets forth the components of the Exchangeable Notes as of September 30, 2019 and December 31, 2018 (in thousands):

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes
September 30, 2019
Liability component:
Principal	$517,500	$575,000	$575,000
Less: unamortized original issue discount	44,259	133,188	184,943
Net carrying value of the liability component	$473,241	$441,812	$390,057

Equity component	$70,363	$138,796	$189,213

	2022 Exchangeable Notes
December 31, 2018
Liability component:
Principal	$517,500
Less: unamortized original issue discount	54,025
Net carrying value of the liability component	$463,475

Equity component	$70,363
The following table sets forth interest expense recognized related to the Exchangeable Notes (in thousands):

	Three Months Ended September 30, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes
Contractual interest expense	$1,132	$1,258	$2,875
Amortization of original issue discount	3,006	4,109	3,124
Amortization of debt issuance costs	375	294	148
Total interest expense recognized	$4,513	$5,661	$6,147

	Nine Months Ended September 30, 2019
	2022 Exchangeable Notes	2026 Exchangeable Notes	2030 Exchangeable Notes
Contractual interest expense	$3,396	$1,705	$3,897
Amortization of original issue discount	9,765	5,608	4,270
Amortization of debt issuance costs	2,117	425	233
Total interest expense recognized	$15,278	$7,738	$8,400

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	2022 Exchangeable Notes
Contractual interest expense	$1,138	$3,396
Amortization of original issue discount	3,299	9,802
Amortization of debt issuance costs	865	2,619
Total interest expense recognized	$5,302	$15,817

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Exchangeable Notes Hedge and Warrants
In connection with the Exchangeable Notes offerings, the Company purchased call options allowing the Company to purchase (subject to adjustment upon the occurrence of specified events) the same number of shares that would be issuable upon the exchange of the applicable Exchangeable Notes at the price per share set forth below (the "Exchangeable Notes Hedge"), and sold warrants allowing the counterparty to purchase (subject to adjustment upon the occurrence of specified events) shares at the per share price set forth below (the "Exchangeable Notes Warrants").
The Exchangeable Notes Hedges are expected to reduce the potential dilutive effect on the Company's common stock upon any exchange of notes and/or offset any cash payment IAC FinanceCo, Inc., IAC FinanceCo 2, Inc. or IAC FinanceCo 3, Inc. is required to make in excess of the principal amount of the exchanged notes. The Exchangeable Notes Warrants have a dilutive effect on the Company's common stock to the extent that the market price per share of the Company common stock exceeds their respective strike prices.
The following tables presents details of the Exchangeable Notes Hedges and Warrants (shares in millions):

	Number of Shares*	Approximate Equivalent Exchange Price per Share*
2022 Exchangeable Notes Hedge	3.4	$152.18
2026 Exchangeable Notes Hedge	1.9	$302.77
2030 Exchangeable Notes Hedge	2.0	$291.35

	Number of Shares*	Strike Price per Share*
2022 Exchangeable Notes Warrants	3.4	$229.70
2026 Exchangeable Notes Warrants	1.9	$457.02
2030 Exchangeable Notes Warrants	2.0	$457.02
_____________________
* Subject to adjustment upon the occurrence of specified events.
IAC Senior Notes
On August 23, 2019, the Company redeemed all outstanding 4.75% Senior Notes for $34.5 million plus a premium of $0.5 million and accrued interest of $0.3 million.
IAC Credit Facility
As of September 30, 2019, IAC has a $250 million revolving credit facility (the "IAC Credit Facility"), under which IAC Group, LLC, a subsidiary of the Company, is the borrower ("Borrower"), that expires on November 5, 2023. At September 30, 2019 and December 31, 2018, there were no outstanding borrowings under the IAC Credit Facility. The annual commitment fee on undrawn funds is based on the consolidated net leverage ratio (as defined in the agreement) most recently reported, and is 20 basis points at both September 30, 2019 and December 31, 2018. Borrowings under the IAC Credit Facility bear interest, at the Borrower's option, at a base rate or LIBOR, in each case, plus an applicable margin, which is determined by reference to a pricing grid based on the Borrower's consolidated net leverage ratio. The terms of the IAC Credit Facility require that the Borrower maintain a consolidated net leverage ratio of not more than 3.25 to 1.0 before the date on which the Borrower no longer holds majority of the outstanding voting stock of each of ANGI and MTCH ("Trigger Date") and no greater than 2.75 to 1.0 on or after the Trigger Date. The terms of the IAC Credit Facility also restrict the Borrower's ability to incur additional indebtedness. Borrowings under the IAC Credit Facility are unconditionally guaranteed by certain of our wholly-owned domestic subsidiaries and are also secured by the stock of certain of our domestic and foreign subsidiaries, including the shares of MTCH and ANGI owned by the Borrower.
Maturities of long-term debt as of September 30, 2019 (in thousands):

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remainder of 2019	$3,438
2020	13,750
2021	13,750
2022	970,000
2023	192,500
After 2023	2,350,000
Total	3,543,438
Less: current portion of long-term debt	13,750
Less: unamortized original issue discount	368,976
Less: unamortized debt issuance costs	48,830
Total long-term debt, net	$3,111,882

NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the components of accumulated other comprehensive (loss) income and items reclassified out of accumulated other comprehensive loss into earnings:

	Three Months Ended September 30, 2019
	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
	(In thousands)
Balance as of July 1	$(125,705)	$(125,705)
Other comprehensive loss	(18,389)	(18,389)
Net current period other comprehensive loss	(18,389)	(18,389)
Allocation of accumulated other comprehensive loss related to the noncontrolling interests	(510)	(510)
Balance as of September 30	$(144,604)	$(144,604)

	Three Months Ended September 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of July 1	$(112,730)	$13	$(112,717)
Other comprehensive loss	(502)	(27)	(529)
Net current period other comprehensive loss	(502)	(27)	(529)
Allocation of accumulated other comprehensive income related to the noncontrolling interests	391	—	391
Balance as of September 30	$(112,841)	$(14)	$(112,855)

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(128,726)	$4	$(128,722)
Other comprehensive loss	(16,299)	(4)	(16,303)
Net current period other comprehensive loss	(16,299)	(4)	(16,303)
Allocation of accumulated other comprehensive income related to the noncontrolling interests	421	—	421
Balance as of September 30	$(144,604)	$—	$(144,604)

	Nine Months Ended September 30, 2018
	Foreign Currency Translation Adjustment	Unrealized Losses On Available-For-Sale Debt Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance as of January 1	$(103,568)	$—	$(103,568)
Other comprehensive loss before reclassifications	(9,550)	(14)	(9,564)
Amounts reclassified to earnings	(52)	—	(52)
Net current period other comprehensive loss	(9,602)	(14)	(9,616)
Allocation of accumulated other comprehensive income related to the noncontrolling interests	329	—	329
Balance as of September 30	$(112,841)	$(14)	$(112,855)
The amount reclassified out of foreign currency translation adjustment into earnings for the nine months ended September 30, 2018 relate to the liquidation of an international subsidiary.
At both September 30, 2019 and 2018, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 7—EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share attributable to IAC shareholders:

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$159,772	$159,772	$171,577	$171,577
Net earnings attributable to noncontrolling interests	(31,228)	(31,228)	(25,803)	(25,803)
Impact from publicly-traded subsidiaries' dilutive securities (a)	—	(7,342)	—	(8,336)
Net earnings attributable to IAC shareholders	$128,544	$121,202	$145,774	$137,438

Denominator:
Weighted average basic shares outstanding	84,393	84,393	83,433	83,433
Dilutive securities(a) (b) (c) (d)	—	5,095	—	8,542
Denominator for earnings per share—weighted average shares (a) (b) (c) (d)	84,393	89,488	83,433	91,975

Earnings per share attributable to IAC shareholders:
Earnings per share	$1.52	$1.35	$1.75	$1.49

	Nine Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings	$419,548	$419,548	$540,270	$540,270
Net earnings attributable to noncontrolling interests	(88,842)	(88,842)	(105,061)	(105,061)
Impact from publicly-traded subsidiaries' dilutive securities (a)	—	(20,174)	—	(19,490)
Net earnings attributable to IAC shareholders	$330,706	$310,532	$435,209	$415,719

Denominator:
Weighted average basic shares outstanding	84,147	84,147	83,342	83,342
Dilutive securities (a) (b) (c) (d)	—	5,799	—	8,076
Denominator for earnings per share—weighted average shares (a) (b) (c) (d)	84,147	89,946	83,342	91,418

Earnings per share attributable to IAC shareholders:
Earnings per share	$3.93	$3.45	$5.22	$4.55
_____________________

(a)
IAC has the option to settle certain MTCH and ANGI stock-based awards in its shares. For the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018, it is more dilutive for IAC to settle certain ANGI equity awards and MTCH to settle certain MTCH equity awards.  For the nine months ended September 30, 2018, it is more dilutive for IAC to settle certain MTCH and ANGI equity awards.

(b)
If the effect is dilutive, weighted average common shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock options, warrants and subsidiary denominated equity, exchange of the Company's Exchangeable Notes and vesting of restricted stock units. For the three and nine months ended September 30, 2019, 7.7 million and 11.2 million, respectively, potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For both the three and nine months ended

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

September 30, 2018, 3.4 million potentially dilutive securities are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(c)
Market-based awards and performance-based stock units ("PSUs") are considered contingently issuable shares. Shares issuable upon exercise or vesting of market-based awards and PSUs are included in the denominator for earnings per share if (i) the applicable market or performance condition(s) has been met and (ii) the inclusion of the market-based awards and PSUs is dilutive for the respective reporting periods. For both three and nine months ended September 30, 2019, 0.3 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met. For both the three and nine months ended September 30, 2018, 0.2 million shares underlying market-based awards and PSUs were excluded from the calculation of diluted earnings per share because the market or performance conditions had not been met.

(d)
It is the Company's intention to settle the Exchangeable Notes through a combination of cash, equal to the face amount of the notes, and shares; therefore, the Exchangeable Notes are only dilutive for periods during which the average price of IAC common stock exceeds the approximate $152.18, $302.77 and $291.35 per share exchange price per $1,000 principal amount of the 2022 Exchangeable Notes, the 2026 Exchangeable Notes and the 2030 Exchangeable Notes, respectively. The average price of IAC common stock was $238.90 and $223.32 for the three and nine months ended September 30, 2019, respectively, and the dilutive impact of the 2022 Exchangeable Notes, which is the only series of Exchangeable Notes that is currently dilutive, was 1.2 million and 1.1 million shares, respectively.

For the three and nine months ended September 30, 2018, the average price of IAC common stock was $181.60 and $160.85, respectively, and the dilutive impact of the 2022 Exchangeable Notes was 0.6 million and 0.2 million shares, respectively.
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
The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Match Group	$541,493	$443,943	$1,504,091	$1,272,506
ANGI Homeservices	357,358	303,116	1,004,697	853,249
Vimeo	52,145	40,304	141,439	115,432
Dotdash	40,285	30,053	111,974	90,841
Applications	126,071	153,973	402,557	429,034
Emerging & Other	129,581	133,345	374,871	398,026
Inter-segment eliminations	(59)	(142)	(254)	(299)
Total	$1,246,874	$1,104,592	$3,539,375	$3,158,789

The following table presents the revenue of the Company's segments disaggregated by type of service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Match Group
Direct revenue:
North America	$268,863	$233,643	$758,135	$667,163
International	262,086	197,902	714,076	564,846

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Total Direct revenue	530,949	431,545	1,472,211	1,232,009
Indirect revenue (principally advertising revenue)	10,544	12,398	31,880	40,497
Total Match Group revenue	$541,493	$443,943	$1,504,091	$1,272,506

ANGI Homeservices
Marketplace:
Consumer connection revenue	$252,552	$195,065	$695,370	$531,297
Membership subscription revenue	16,237	17,034	49,239	49,226
Other revenue	1,727	950	5,360	2,869
Total Marketplace revenue	270,516	213,049	749,969	583,392
Advertising and other revenue	68,628	73,545	195,569	216,733
Total North America revenue	339,144	286,594	945,538	800,125
Consumer connection revenue	14,125	12,022	46,480	38,885
Membership subscription revenue	3,465	4,217	10,820	13,405
Advertising and other revenue	624	283	1,859	834
Total Europe revenue	18,214	16,522	59,159	53,124
Total ANGI Homeservices revenue	$357,358	$303,116	$1,004,697	$853,249

Vimeo
Platform revenue	$52,145	$37,245	$139,160	$106,470
Hardware revenue	—	3,059	2,279	8,962
Total Vimeo revenue	$52,145	$40,304	$141,439	$115,432

Dotdash
Advertising revenue	$29,158	$23,949	$84,171	$71,714
Affiliate commerce commission and other revenue	11,127	6,104	27,803	19,127
Total Dotdash revenue	$40,285	$30,053	$111,974	$90,841

Applications
Desktop:
Advertising revenue:
Google advertising revenue	$68,076	$110,855	$234,211	$326,982
Other advertising revenue	3,179	3,416	9,373	7,223
Total advertising revenue	71,255	114,271	243,584	334,205
Subscription and other revenue	3,613	4,271	12,109	16,355
Total Desktop revenue	74,868	118,542	255,693	350,560
Mosaic Group:
Subscription and other revenue	49,079	31,157	139,907	63,687
Advertising revenue	2,124	4,274	6,957	14,787
Total Mosaic Group revenue	51,203	35,431	146,864	78,474
Total Applications revenue	$126,071	$153,973	$402,557	$429,034

Emerging & Other
Advertising revenue:
Google advertising revenue	$101,609	$84,955	$303,207	$266,061
Other advertising revenue	11,955	20,918	27,231	50,986

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Total advertising revenue	113,564	105,873	330,438	317,047
Other revenue	16,017	27,472	44,433	80,979
Total Emerging & Other revenue	$129,581	$133,345	$374,871	$398,026

Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
United States	$807,188	$738,599	$2,293,664	$2,104,750
All other countries	439,686	365,993	1,245,711	1,054,039
Total	$1,246,874	$1,104,592	$3,539,375	$3,158,789

	September 30, 2019	December 31, 2018
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
United States	$336,055	$289,756
All other countries	25,609	29,044
Total	$361,664	$318,800

The following tables present operating income (loss) and Adjusted EBTIDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Operating Income (Loss):
Match Group	$176,604	$139,895	$468,330	$402,293
ANGI Homeservices	24,726	33,515	32,488	46,021
Vimeo	(11,155)	(6,161)	(40,555)	(25,502)
Dotdash	3,695	2,416	13,752	6,946
Applications	39,099	33,041	85,422	91,579
Emerging & Other	(1,821)	10,893	(6,130)	23,465
Corporate	(45,296)	(40,767)	(133,272)	(113,583)
Total	$185,852	$172,832	$420,035	$431,219

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Adjusted EBITDA (a):
Match Group	$206,131	$165,039	$564,720	$478,341
ANGI Homeservices	$58,923	$77,700	$147,534	$181,319
Vimeo	$(7,997)	$(4,229)	$(33,661)	$(19,644)
Dotdash	$7,026	$3,071	$22,551	$8,914
Applications	$25,433	$34,989	$80,440	$97,145
Emerging & Other	$(1,529)	$12,235	$(5,141)	$28,733
Corporate	$(21,945)	$(21,478)	$(60,751)	$(54,038)

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

The following tables reconcile operating income (loss) to Adjusted EBITDA for the Company's reportable segments:

	Three Months Ended September 30, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$176,604	$20,805	$8,081	$641	$—	$206,131
ANGI Homeservices	24,726	$8,784	$11,244	$14,169	$—	$58,923
Vimeo	(11,155)	$—	$39	$3,119	$—	$(7,997)
Dotdash	3,695	$—	$216	$3,115	$—	$7,026
Applications	39,099	$—	$331	$2,142	$(16,139)	$25,433
Emerging & Other	(1,821)	$—	$292	$—	$—	$(1,529)
Corporate	(45,296)	$20,464	$2,887	$—	$—	$(21,945)
Operating income	185,852
Interest expense	(42,132)
Other income, net	1,229
Earnings before income taxes	144,949
Income tax benefit	14,823
Net earnings	159,772
Net earnings attributable to noncontrolling interests	(31,228)
Net earnings attributable to IAC shareholders	$128,544

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$139,895	$16,141	$8,513	$435	$55	$165,039
ANGI Homeservices	33,515	$22,474	$6,100	$15,611	$—	$77,700
Vimeo	(6,161)	$—	$291	$1,641	$—	$(4,229)
Dotdash	2,416	$—	$246	$409	$—	$3,071
Applications	33,041	$—	$617	$1,331	$—	$34,989
Emerging & Other	10,893	$323	$294	$725	$—	$12,235
Corporate	(40,767)	$16,425	$2,864	$—	$—	$(21,478)
Operating income	172,832
Interest expense	(27,610)
Other income, net	8,113
Earnings before income taxes	153,335
Income tax benefit	18,242
Net earnings	171,577
Net earnings attributable to noncontrolling interests	(25,803)
Net earnings attributable to IAC shareholders	$145,774

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$468,330	$70,817	$24,109	$1,464	$—	$564,720
ANGI Homeservices	32,488	$45,586	$27,039	$42,421	$—	$147,534
Vimeo	(40,555)	$—	$364	$6,530	$—	$(33,661)
Dotdash	13,752	$—	$660	$8,139	$—	$22,551
Applications	85,422	$—	$1,139	$6,872	$(12,993)	$80,440
Emerging & Other	(6,130)	$—	$839	$150	$—	$(5,141)
Corporate	(133,272)	$63,519	$9,002	$—	$—	$(60,751)
Operating income	420,035
Interest expense	(110,481)
Other income, net	47,852
Earnings before income taxes	357,406
Income tax benefit	62,142
Net earnings	419,548
Net earnings attributable to noncontrolling interests	(88,842)
Net earnings attributable to IAC shareholders	$330,706

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Operating Income (Loss)	Stock-Based Compensation Expense	Depreciation	Amortization of Intangibles	Acquisition-related Contingent Consideration Fair Value Adjustments	Adjusted EBITDA
	(In thousands)
Match Group	$402,293	$49,810	$25,059	$914	$265	$478,341
ANGI Homeservices	46,021	$69,433	$18,170	$47,695	$—	$181,319
Vimeo	(25,502)	$—	$947	$4,911	$—	$(19,644)
Dotdash	6,946	$—	$741	$1,227	$—	$8,914
Applications	91,579	$—	$2,145	$3,421	$—	$97,145
Emerging & Other	23,465	$1,747	$1,396	$2,125	$—	$28,733
Corporate	(113,583)	$51,016	$8,529	$—	$—	$(54,038)
Operating income	431,219
Interest expense	(81,471)
Other income, net	174,635
Earnings before income taxes	524,383
Income tax benefit	15,887
Net earnings	540,270
Net earnings attributable to noncontrolling interests	(105,061)
Net earnings attributable to IAC shareholders	$435,209

NOTE 9—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$2,946,180	$2,131,632	$1,670,984	$1,630,809
Restricted cash included in other current assets	1,570	1,633	344	2,873
Restricted cash included in other non-current assets	403	420	433	—
Total cash, cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$2,948,153	$2,133,685	$1,671,761	$1,633,682

Restricted cash at September 30, 2019 and December 31, 2018 primarily consists of a cash collateralized letter of credit and a deposit related to corporate credit cards.
Restricted cash at December 31, 2017 primarily supports a letter of credit to a supplier, which was released to the Company in the second quarter of 2018.

IAC/INTERACTIVECORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Other income, net	$1,229	$8,113	$47,852	$174,635

For the three months ended September 30, 2019 and 2018
Other income, net in 2019 includes: $15.9 million of interest income; an unrealized reduction of $8.7 million in the estimated fair value of a warrant; and a $4.6 million unrealized loss related to our investment in Pinterest, which is carried at fair value following its initial public offering in April 2019.
Other income, net in 2018 includes: interest income of $8.1 million; and $0.8 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the British Pound during the three months ended September 30, 2018.
For the nine months ended September 30, 2019 and 2018
Other income, net in 2019 includes: $42.8 million of interest income; a $25.3 million unrealized gain related to our investment in Pinterest; an unrealized reduction of $8.7 million in the estimated fair value of a warrant; a realized loss of $8.2 million related to the sale of Vimeo's hardware business in the first quarter of 2019; and a $1.3 million mark-to-market charge pertaining to a subsidiary denominated equity instrument.
Other income, net in 2018 includes: a $26.8 million realized gain on the sale of certain Pinterest shares held by the Company and a $128.8 million unrealized gain to adjust our remaining interest in Pinterest to fair value in accordance with ASU No. 2016-01, which was adopted effective January 1, 2018; $20.2 million of interest income; and $2.9 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the British Pound during the nine months ended September 30, 2018.

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
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand-alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time-barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision. On June 3, 2019, the defendants filed a second motion to dismiss based upon certain provisions of the plaintiffs' agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. Document discovery is largely complete, and deposition discovery is in abeyance pursuant to the court’s suggestion that the parties pursue mediation of their dispute. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against it.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview
IAC has majority ownership of both Match Group, which includes Tinder, Match, PlentyOfFish, OkCupid and Hinge, and ANGI Homeservices, which includes HomeAdvisor, Angie’s List and Handy, and operates Vimeo and Dotdash, among many other online businesses.
On October 10, 2019, IAC made a preliminary proposal to a special committee of disinterested directors formed by the Match Group Board of Directors for a transaction that would result in the full separation of Match Group from IAC. The proposed separation transaction (the "Separation"), if completed, would result in two independent public companies, referred to herein as "New Match" and "New IAC." IAC would no longer have an ownership stake in Match Group following the Separation and IAC stockholders would receive shares of both New Match and New IAC in the transaction.
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
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
Reportable Segments (for additional information see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements"):

•
Match Group ("MTCH") - is a leading provider of subscription dating products, with a portfolio of dating brands, including Tinder, Match, PlentyOfFish and OkCupid. At September 30, 2019, IAC’s economic and voting interest in MTCH were 80.8% and 97.5%, respectively.

•
ANGI Homeservices ("ANGI") - connects quality home service pros across 500 different categories, from repairing and remodeling to cleaning and landscaping, with consumers through category-transforming products with brands such as HomeAdvisor, Angie’s List, Handy and Fixd Repair. On September 29, 2017, IAC's HomeAdvisor business and Angie's List, Inc. ("Angie's List") combined under a new publicly-traded company called ANGI Homeservices Inc. (the "Combination"). At September 30, 2019, IAC’s economic and voting interest in ANGI were 83.7% and 98.1%, respectively.

•	Vimeo - operates a global video platform for creative professionals, marketers and enterprises to connect with their audiences, customers and employees.

•	Dotdash - is a portfolio of digital brands providing expert information and inspiration in select vertical content categories.

•
Applications - consists of Desktop, which includes our direct-to-consumer downloadable desktop applications and the business-to-business partnership operations, and Mosaic Group, which is a leading provider of global subscription mobile applications comprised of the following businesses: Apalon, iTranslate, TelTech and Daily Burn, transferred from the Emerging & Other segment effective April 1, 2018.

•
Emerging & Other - consists of Ask Media Group, Bluecrew, The Daily Beast, College Humor Media, IAC Films and NurseFly, a temporary healthcare staffing platform acquired on June 26, 2019; it also includes Daily Burn, for periods prior to its transfer to Mosaic Group, and CityGrid, Dictionary.com and Electus, for periods prior to the sales of these businesses.

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

ANGI Homeservices

•
Marketplace Revenue - includes revenue from the HomeAdvisor and Handy domestic marketplace, including consumer connection revenue for consumer matches, revenue from completed jobs sourced through the HomeAdvisor and Handy platforms and membership subscription revenue from service professionals. It excludes revenue from Angie's List, mHelpDesk, HomeStars, Fixd Repair and Felix.

•
Advertising & Other Revenue - includes Angie’s List revenue (revenue from service professionals under contract for advertising and membership subscription fees from consumers) as well as revenue from mHelpDesk, HomeStars, Fixd Repair (which includes Fixd Repair, LLC and Fixd Services LLC, a home warranty and service company acquired on January 25, 2019) and, for periods prior to its sale on December 31, 2018, Felix.

•	Marketplace Service Requests - are fully completed and submitted domestic customer service requests to HomeAdvisor and completed jobs sourced through the HomeAdvisor and Handy platforms.

•
Marketplace Paying Service Professionals ("Marketplace Paying SPs") - are the number of HomeAdvisor and Handy domestic service professionals that paid for consumer matches or completed a job sourced through the HomeAdvisor and Handy platforms in the last month of the period and/or had an active HomeAdvisor membership subscription on the last day of the relevant period.

Vimeo

•	Platform Revenue - primarily includes revenue from Software-as-a-Service ("SaaS") subscription fees and other related revenue from Vimeo subscribers.

•	Hardware Revenue - included sales of our live streaming accessories. Vimeo sold its hardware business in the first quarter of 2019.

•
Vimeo Ending Subscribers - is the number of subscribers to Vimeo's SaaS video tools at the end of the period (including the addition of subscribers from Magisto, a video creation service enabling businesses to create short-form videos acquired on May 28, 2019).

Operating Costs and Expenses:

•
Cost of revenue - consists primarily of traffic acquisition costs and includes (i) the amortization of in-app purchase fees and (ii) payments made to partners who distribute our business-to-business customized browser-based applications and who integrate our paid listings into their websites. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google. Traffic acquisition costs include payment of amounts based on revenue share and other arrangements. Cost of revenue also includes hosting fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in data center operations and MTCH customer care functions, payments made to workers staffed by Bluecrew, credit card processing fees, production costs related to IAC Films, College Humor Media and, for periods prior to its sale on October 29, 2018, Electus, content costs and expenses associated with the operation of the Company's data centers.

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

•
General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, human resources and customer service functions (except for MTCH which includes customer service costs within cost of revenue), fees for professional services (including transaction-related costs related to acquisitions), rent expense, facilities costs, bad debt expense, software license and maintenance costs and acquisition-related contingent consideration fair value adjustments (described below). The customer service function at ANGI includes personnel who provide support to its service professionals and consumers.

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

Long-term debt (for additional information see "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements"):

•
MTCH Term Loan - due November 16, 2022. The outstanding balance of the MTCH Term Loan as of September 30, 2019 is $425.0 million. The MTCH Term Loan bears interest at LIBOR plus 2.50% and was 4.66% and 5.09% at September 30, 2019 and December 31, 2018, respectively.

•
MTCH Credit Facility - The MTCH $500 million revolving credit facility expires on December 7, 2023. At September 30, 2019, there were no outstanding borrowings under the MTCH Credit Facility. At December 31, 2018, the outstanding borrowings under the MTCH Credit Facility were $260.0 million, which bore interest at LIBOR plus

1.50%, or approximately 4.00%. The MTCH Credit Facility was repaid with a portion of the net proceeds from the 5.625% MTCH Senior Notes issued on February 15, 2019 (described below).

•
6.375% MTCH Senior Notes - MTCH's 6.375% Senior Notes due June 1, 2024, with interest payable each June 1 and December 1. The outstanding balance of the 6.375% MTCH Senior Notes as of September 30, 2019 is $400.0 million.

•
5.00% MTCH Senior Notes - MTCH's 5.00% Senior Notes due December 15, 2027, with interest payable each June 15 and December 15. The outstanding balance of the 5.00% MTCH Senior Notes as of September 30, 2019 is $450.0 million.

•
5.625% MTCH Senior Notes - On February 15, 2019, MTCH issued $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029, with interest payable each February 15 and August 15. The proceeds were used to repay outstanding borrowings under the MTCH Credit Facility, to pay expenses associated with the offering, and for general corporate purposes. The outstanding balance of the 5.625% MTCH Senior Notes as of September 30, 2019 is $350.0 million.

•
ANGI Term Loan - due November 5, 2023. The outstanding balance of the ANGI Term Loan as of September 30, 2019 is $250.9 million. At both September 30, 2019 and December 31, 2018, the ANGI Term Loan bears interest at LIBOR plus 1.50% and has quarterly principal payments. The interest rate was 3.53% and approximately 4.00% at September 30, 2019 and December 31, 2018, respectively.

•
ANGI Credit Facility - The ANGI $250 million revolving credit facility expires on November 5, 2023. At September 30, 2019 and December 31, 2018, there were no outstanding borrowings under the ANGI Credit Facility.

•
2022 Exchangeable Notes - On October 2, 2017, IAC FinanceCo, Inc., a subsidiary of the Company, issued $517.5 million aggregate principal amount of 0.875% Exchangeable Senior Notes due October 1, 2022, which are exchangeable into shares of the Company's common stock. Interest is payable each April 1 and October 1. The outstanding balance of the 2022 Exchangeable Notes as of September 30, 2019 is $517.5 million.

•
2026 Exchangeable Notes - During the second quarter of 2019, IAC FinanceCo 2, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 0.875% Exchangeable Senior Notes due June 15, 2026, which are exchangeable into shares of the Company's common stock. A portion of the net proceeds were used to pay the net premium on the exchangeable note hedge transactions and the remainder will be used for general corporate purposes. Interest is payable each June 15 and December 15; commencing on December 15, 2019. The outstanding balance of the 2026 Exchangeable Notes as of September 30, 2019 is $575.0 million.

•
2030 Exchangeable Notes - During the second quarter of 2019, IAC FinanceCo 3, Inc., a subsidiary of the Company, issued $575.0 million aggregate principal amount of 2.00% Exchangeable Senior Notes due January 15, 2030, which are exchangeable into shares of the Company's common stock. A portion of the net proceeds were used to pay the net premium on the exchangeable note hedge transactions and the remainder will be used for general corporate purposes. Interest is payable each January 15 and July 15; commencing on January 15, 2020. The outstanding balance of the 2030 Exchangeable Notes as of September 30, 2019 is $575.0 million.

•
4.75% Senior Notes - IAC's 4.75% Senior Notes due December 15, 2022, with interest payable each June 15 and December 15. On August 23, 2019, the Company redeemed all outstanding 4.75% Senior Notes for $34.5 million plus a premium of $0.5 million and accrued interest of $0.3 million.

•
IAC Credit Facility - The IAC $250 million revolving credit facility, under which IAC Group, LLC, a subsidiary of the Company, is the borrower, expires on November 5, 2023. At September 30, 2019 and December 31, 2018, there were no outstanding borrowings under the IAC Credit Facility.

Non-GAAP financial measure:

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018.
Certain Risks and Concentrations—Services Agreement with Google
A meaningful portion of the Company's revenue is attributable to a services agreement with Google (the "Services Agreement"). In addition, the Company earns certain other advertising revenue from Google that is not attributable to the Services Agreement. For the three and nine months ended September 30, 2019, consolidated revenue earned from Google was $182.5 million and $574.7 million, respectively, representing 15% and 16%, respectively, of the Company's consolidated revenue. For the three and nine months ended September 30, 2018, consolidated revenue earned from Google was $204.4 million and $620.7 million, representing 19% and 20%, respectively, of the Company's consolidated revenue. Accounts receivable related to revenue earned from Google totaled $61.9 million and $69.1 million at September 30, 2019 and December 31, 2018, respectively.
Revenue attributable to the Services Agreement is earned by the Desktop business within the Applications segment and Ask Media Group within the Emerging & Other segment. For the three and nine months ended September 30, 2019, revenue from the Services Agreement of $68.1 million and $234.1 million, respectively, was earned within the Applications segment and $100.3 million and $298.4 million, respectively, within the Emerging & Other segment. For the three and nine months ended September 30, 2018, revenue from the Services Agreement of $110.8 million and $326.7 million, respectively, was earned within the Applications segment and $79.9 million and $248.2 million, respectively, within the Emerging & Other segment.
The current Services Agreement expires on March 31, 2020. On February 11, 2019, the Company and Google amended the Services Agreement, effective as of April 1, 2020.  The amendment extends the expiration date of the agreement to March 31, 2023; provided that during September 2020 and during each September thereafter, either party may, after discussion with the other party, terminate the services agreement, effective on September 30 of the year following the year such notice is given.  The Company believes that the amended agreement, taken as a whole, is comparable to the Company’s currently existing agreement with Google. The Services Agreement requires that the Company comply with certain guidelines promulgated by Google. Google may generally unilaterally update its policies and guidelines without advance notice. These updates may be specific to the Services Agreement or could be more general and thereby impact the Company as well as other companies. These policy and guideline updates could in turn require modifications to, or prohibit and/or render obsolete certain of our products, services and/or business practices, which could be costly to address or otherwise have an adverse effect on our business, financial condition and results of operations.
On May 31, 2019, Google announced industry-wide policy changes, which became effective on July 1, 2019, related to all extensions distributed through the Chrome Web Store. This industry-wide change, combined with recent changes to polices under the Services Agreement, have had a negative impact on the expected future results of operations of the Desktop business. As of September 30, 2019, the goodwill balance of the Desktop reporting unit and the carrying value of the related intangible asset are $265.1 million and $28.9 million, respectively. The fair values of the Desktop reporting unit and the related intangible asset approximate their carrying values, therefore, a modest reduction in the fair values of the Desktop reporting unit or the related intangible asset would result in an impairment charge, which would be equal to the excess of the carrying value over the fair value of such assets.

Third Quarter 2019 and Year to Date September 2019 Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Revenue:
Match Group	$541,493	$97,550	22%	$443,943	$1,504,091	$231,585	18%	$1,272,506
ANGI Homeservices	357,358	54,242	18%	303,116	1,004,697	151,448	18%	853,249
Vimeo	52,145	11,841	29%	40,304	141,439	26,007	23%	115,432
Dotdash	40,285	10,232	34%	30,053	111,974	21,133	23%	90,841
Applications	126,071	(27,902)	(18)%	153,973	402,557	(26,477)	(6)%	429,034
Emerging & Other	129,581	(3,764)	(3)%	133,345	374,871	(23,155)	(6)%	398,026
Inter-segment eliminations	(59)	83	58%	(142)	(254)	45	15%	(299)
Total	$1,246,874	$142,282	13%	$1,104,592	$3,539,375	$380,586	12%	$3,158,789

Operating Income (Loss):
Match Group	$176,604	$36,709	26%	$139,895	$468,330	$66,037	16%	$402,293
ANGI Homeservices	24,726	(8,789)	(26)%	33,515	32,488	(13,533)	(29)%	46,021
Vimeo	(11,155)	(4,994)	(81)%	(6,161)	(40,555)	(15,053)	(59)%	(25,502)
Dotdash	3,695	1,279	53%	2,416	13,752	6,806	98%	6,946
Applications	39,099	6,058	18%	33,041	85,422	(6,157)	(7)%	91,579
Emerging & Other	(1,821)	(12,714)	NM	10,893	(6,130)	(29,595)	NM	23,465
Corporate	(45,296)	(4,529)	(11)%	(40,767)	(133,272)	(19,689)	(17)%	(113,583)
Total	$185,852	$13,020	8%	$172,832	$420,035	$(11,184)	(3)%	$431,219

Adjusted EBITDA:
Match Group	$206,131	$41,092	25%	$165,039	$564,720	$86,379	18%	$478,341
ANGI Homeservices	58,923	(18,777)	(24)%	77,700	147,534	(33,785)	(19)%	181,319
Vimeo	(7,997)	(3,768)	(89)%	(4,229)	(33,661)	(14,017)	(71)%	(19,644)
Dotdash	7,026	3,955	129%	3,071	22,551	13,637	153%	8,914
Applications	25,433	(9,556)	(27)%	34,989	80,440	(16,705)	(17)%	97,145
Emerging & Other	(1,529)	(13,764)	NM	12,235	(5,141)	(33,874)	NM	28,733
Corporate	(21,945)	(467)	(2)%	(21,478)	(60,751)	(6,713)	(12)%	(54,038)
Total	$266,042	$(1,285)	—%	$267,327	$715,692	$(5,078)	(1)%	$720,770

_____________________
NM = Not meaningful.
For the three months ended September 30, 2019:

•
Revenue increased $142.3 million, or 13%, to $1.2 billion, due to growth from MTCH of $97.6 million and ANGI of $54.2 million, increases of $11.8 million from Vimeo and $10.2 million from Dotdash, partially offset by decreases of $27.9 million from Applications and $3.8 million from Emerging & Other.

•
Operating income increased $13.0 million, or 8%, to $185.9 million, despite a decrease in Adjusted EBITDA of $1.3 million, described below, due primarily to a change of $16.2 million in acquisition-related contingent consideration fair value adjustments (income of $16.1 million in 2019 compared to expense of $0.1 million in 2018) and a decrease of $5.3 million in stock-based compensation expense, partially offset by increases of $4.2 million in depreciation and $3.0 million in amortization of intangibles. The decrease in stock-based compensation expense was due primarily to a decrease of $8.6 million in modification and acceleration charges related to the Combination ($7.5 million in 2019 compared to $16.0 million in 2018) and the reversal of $7.6 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest, partially offset by the issuance of new equity awards since 2018, including those issued in connection with recent acquisitions.

•
Adjusted EBITDA decreased $1.3 million to $266.0 million, despite growth of $41.1 million from MTCH and $4.0 million from Dotdash, due primarily to decreases of $18.8 million from ANGI and $9.6 million from Applications, a loss of $1.5 million in 2019 from Emerging & Other compared to a profit of $12.2 million in 2018, and increased losses of $3.8 million from Vimeo.

For the nine months ended September 30, 2019:

•
Revenue increased $380.6 million, or 12%, to $3.5 billion, due to growth from MTCH of $231.6 million and ANGI of $151.4 million, increases of $26.0 million from Vimeo and $21.1 million from Dotdash, partially offset by a decrease of $26.5 million from Applications and $23.2 million from Emerging & Other due, in part, to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018.

•
Operating income decreased $11.2 million, or 3%, to $420.0 million, due to a decrease in Adjusted EBITDA of $5.1 million, described below, increases of $7.9 million in stock-based compensation expense, $6.2 million in depreciation and $5.3 million in amortization of intangibles, partially offset by a change of $13.3 million in acquisition-related contingent consideration fair value adjustments (income of $13.0 million in 2019 compared to expense of $0.3 million in 2018). The increase in stock-based compensation expense was due primarily to expense of $9.4 million related to the vesting of certain awards for which the market condition was met in the first quarter of 2019, the issuance of new equity awards since 2018, including those issued in connection with recent acquisitions, and modification charges at MTCH and Corporate, partially offset by a decrease of $26.6 million in modification and acceleration charges related to the Combination ($25.2 million in 2019 compared to $51.9 million in 2018), the reversal of $7.6 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest and a net decrease in a mark-to-market adjustment. The increase in amortization of intangibles was due primarily to recent acquisitions, partially offset by lower expense from the Combination.

•
Adjusted EBITDA decreased $5.1 million, or 1%, to $715.7 million, despite growth of $86.4 million from MTCH and $13.6 million from Dotdash, due primarily to decreases of $33.8 million from ANGI and $16.7 million from Applications, a loss of $5.1 million in 2019 from Emerging & Other compared to a profit of $28.7 million in 2018, and increased losses of $14.0 million and $6.7 million from Vimeo and Corporate, respectively.

Acquisitions and dispositions affecting year-over-year comparability include:

Acquisitions:	Reportable Segment:	Acquisition Date:
Bluecrew - controlling interest	Emerging & Other	February 26, 2018
Hinge - controlling interest *	MTCH	Second quarter of 2018
iTranslate	Applications	March 15, 2018
TelTech	Applications	October 22, 2018
Handy	ANGI	October 19, 2018
Fixd Repair	ANGI	January 25, 2019
Magisto	Vimeo	May 28, 2019
NurseFly - controlling interest	Emerging & Other	June 26, 2019
_____________________
* In the fourth quarter of 2018, MTCH acquired the remaining noncontrolling interests in Hinge.

Dispositions:	Reportable Segment:	Sale Date:
Electus	Emerging & Other	October 29, 2018
Dictionary.com	Emerging & Other	November 13, 2018
Felix	ANGI	December 31, 2018
CityGrid	Emerging & Other	December 31, 2018
Vimeo's hardware business	Vimeo	March 29, 2019

Results of Operations for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$541,493	$97,550	22%	$443,943	$1,504,091	$231,585	18%	$1,272,506
ANGI Homeservices	357,358	54,242	18%	303,116	1,004,697	151,448	18%	853,249
Vimeo	52,145	11,841	29%	40,304	141,439	26,007	23%	115,432
Dotdash	40,285	10,232	34%	30,053	111,974	21,133	23%	90,841
Applications	126,071	(27,902)	(18)%	153,973	402,557	(26,477)	(6)%	429,034
Emerging & Other	129,581	(3,764)	(3)%	133,345	374,871	(23,155)	(6)%	398,026
Inter-segment eliminations	(59)	83	58%	(142)	(254)	45	15%	(299)
Total	$1,246,874	$142,282	13%	$1,104,592	$3,539,375	$380,586	12%	$3,158,789
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

•
MTCH revenue increased 22% to $541.5 million driven by International Direct Revenue growth of $64.2 million, or 32%, and North America Direct Revenue growth of $35.2 million, or 15%. Both International and North America Direct Revenue growth were driven by higher Average Subscribers, up 29% to 4.9 million and 10% to 4.7 million, respectively, due primarily to growth in Subscribers at Tinder and, to a lesser extent, Hinge, with Pairs also contributing to international growth. Total ARPU increased 4% driven by increases of 5% in North America ARPU, due to Tinder, as Subscribers purchased premium subscriptions, and 3% in International ARPU, which was unfavorably impacted by the strengthening of the U.S. dollar relative to the Euro, British Pound ("GBP") and certain other currencies.

•
ANGI revenue increased 18% to $357.4 million driven by the Marketplace growth of $57.5 million, or 27%, and growth of $1.7 million, or 10%, at the European businesses, partially offset by a decrease of $4.9 million, or 7%, in Advertising & Other Revenue. Advertising & Other Revenue decreased due primarily to the sale of Felix on December 31, 2018, partially offset by the contribution from Fixd Repair, acquired on January 25, 2019. Marketplace Revenue growth was driven by a 19% increase in Marketplace Service Requests to 7.6 million and a 10% increase in Marketplace Paying SPs to 226,000, reflecting, in part, the contribution from Handy. Revenue growth at the European businesses was driven by growth across several countries, partially offset by the unfavorable impact from the strengthening of the U.S. dollar relative to the Euro and GBP.

•
Vimeo revenue grew 29% to $52.1 million due to Platform Revenue growth of $14.9 million, or 40%, partially offset by the inclusion in 2018 of $3.1 million of Hardware Revenue. The hardware business was sold in the first quarter of 2019. Platform Revenue growth was driven by a 30% increase in Vimeo Ending Subscribers to 1.2 million and a 7% increase in average revenue per subscriber, including the contribution from Magisto.

•	Dotdash revenue increased 34% to $40.3 million due to 44% higher traffic resulting in strong advertising growth, as well as growth in affiliate commerce commission revenue.

•
Applications revenue decreased 18% to $126.1 million, despite an increase of $15.8 million, or 45%, at Mosaic Group, due to a decrease of $43.7 million, or 37%, at Desktop. The decrease at Desktop was driven by lower consumer queries and continuing partnership declines. The increase at Mosaic Group was driven primarily by the contribution from TelTech, growth of 14% related to the ongoing transition to subscription products and new products.

•
Emerging & Other revenue decreased 3% to $129.6 million due primarily to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018 and lower revenue at IAC Films and College Humor Media, partially offset by higher revenue at Ask Media Group due to growth in paid traffic, primarily in international markets, and at Bluecrew.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

•
MTCH revenue increased 18% to $1.5 billion driven by International Direct Revenue growth of $149.2 million, or 26%, and North America Direct Revenue growth of $91.0 million, or 14%. Both International and North America Direct Revenue growth were due primarily to the factors described above in the three-month discussion.

•
ANGI revenue increased 18% to $1.0 billion driven by the Marketplace growth of $166.6 million, or 29%, and growth of $6.0 million, or 11%, at the European businesses, partially offset by a decrease of $21.2 million, or 10%, in Advertising & Other Revenue driven primarily by the factors described above in the three-month discussion. Marketplace Service Requests increased 17% to 21.3 million, reflecting, in part, the contribution from Handy.

•
Vimeo revenue grew 23% to $141.4 million due to Platform Revenue growth of $32.7 million, or 31%, partially offset by lower Hardware Revenue of $6.7 million due to the sale of the hardware business in the first quarter of 2019.

•	Dotdash revenue increased 23% to $112.0 million due to the factors described above in the three-month discussion.

•
Applications revenue decreased 6% to $402.6 million, despite an increase of $68.4 million, or 87%, at Mosaic Group, due to a decrease of $94.9 million, or 27%, at Desktop. The decrease at Desktop and the increase at Mosaic Group were driven by the factors described above in the three-month discussion. Mosaic Group revenue was further driven by the acquisition of iTranslate on March 15, 2018 and the transfer of Daily Burn from the Emerging & Other segment effective April 1, 2018.

•
Emerging & Other revenue decreased 6% to $374.9 million due primarily to the sales of Electus, Dictionary.com and CityGrid in the fourth quarter of 2018 and lower revenue at IAC Films, as well as from the transfer of Daily Burn to Mosaic Group, partially offset by higher revenue at Ask Media Group due to growth in paid traffic, primarily in international markets, and the contribution from Bluecrew.

Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$296,385	$59,147	25%	$237,238	$832,845	$175,421	27%	$657,424
As a percentage of revenue	24%			21%	24%			21%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
Cost of revenue in 2019 increased from 2018 due to increases of $30.7 million from MTCH, $23.2 million from Emerging & Other, $3.4 million from Vimeo and $2.4 million from Dotdash.

•
The MTCH increase was due primarily to increases of $19.6 million in in-app purchase fees paid to Apple and Google as MTCH's revenue continues to be increasingly sourced through mobile app stores, $7.3 million in hosting fees and $3.8 million in compensation expense related to increased customer care personnel. Many brands in MTCH's portfolio have historically offered subscribers a variety of payment methods to purchase subscriptions and à la carte features.  Beginning the second quarter of 2019, Tinder began offering subscribers an alternative payment method to Google's in-app payment system similar to the payment alternatives other brands in our portfolio have historically offered to subscribers through our mobile apps on Android.  If MTCH continues to offer these alternative payment methods to Tinder subscribers, depending on adoption levels, MTCH may see a reduction in Google in-app purchases fees as a percentage of Android revenue in the future.

•
The Emerging & Other increase was due primarily to an increase of $30.5 million in traffic acquisition costs, principally driven by an increase at Ask Media Group in the proportion of revenue that results in the payment of traffic acquisition costs and an increase of $3.4 million in payments made to workers staffed by Bluecrew, principally due to higher revenue, partially offset by a decrease of $6.9 million in production costs, driven primarily by the sale of Electus in 2018 and lower revenue from IAC Films, and the sale of CityGrid in 2018.

•	The Vimeo increase was due primarily to an increase of $2.6 million in hosting fees and the inclusion of expense from Magisto, partially offset by the sale of the hardware business.

•	The Dotdash increase was due primarily to an increase in content costs.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Cost of revenue in 2019 increased from 2018 due to increases of $86.3 million from MTCH and $80.6 million from Emerging & Other.

•	The MTCH increase was due primarily to increases of $63.9 million in in-app purchase fees paid to Apple and Google, $14.9 million in hosting fees and $7.7 million in compensation expense.

•
The Emerging & Other increase was due primarily to an increase of $98.7 million in traffic acquisition costs, principally driven by higher revenue at Ask Media Group, and an increase of $17.2 million in payments made to workers staffed by Bluecrew, partially offset by a decrease of $23.7 million in production costs, driven by the sale of Electus in 2018 and lower revenue from IAC Films, the sale of CityGrid in 2018 and the transfer of Daily Burn to Mosaic Group.

Selling and marketing expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Selling and marketing expense	$423,881	$37,079	10%	$386,802	$1,256,843	$97,549	8%	$1,159,294
As a percentage of revenue	34%			35%	36%			37%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
Selling and marketing expense in 2019 increased from 2018 due to increases of $59.1 million from ANGI, $6.4 million from Vimeo and $5.2 million from MTCH, partially offset by decreases of $22.2 million from Applications and $12.7 million from Emerging & Other.

•
The ANGI increase was due primarily to increases in advertising expense of $43.7 million and compensation expense of $5.9 million as well as $9.7 million of expense from the inclusion of Handy, acquired on October 19, 2018, and Fixd Repair. The increase in advertising expense was due primarily to increased online marketing and television spend. The efficiency of online marketing spend was negatively impacted by traffic sourced through Google. Service requests from free search engine traffic declined from the prior year, while service requests from paid search engine marketing increased, and were considerably more expensive than the prior year on average. While we expect this trend to continue for the balance of 2019, we expect the year over year increase in average cost of service requests from paid search engine marketing in 2020 to be more modest due, in part, to changes we recently implemented. Compensation expense increased due primarily to growth in the sales force.

•
The Vimeo increase was due primarily to higher marketing of $3.6 million, due primarily to expense from the inclusion of Magisto, and an increase in compensation expense of $2.8 million, due, in part, to growth in the sales force.

•
The MTCH increase was due primarily to increases in spending for various marketing campaigns at Tinder, Match, Hinge and Pairs. As a percentage of revenue, selling and marketing expense decreased due primarily to continued revenue growth from brands with lower marketing spend.

•
The Applications decrease was due primarily to lower online marketing of $22.9 million as we mitigate the negative impact on revenue from Google's Chrome Web Store policy changes as well as recent changes to policies under the Services Agreement.

•
The Emerging & Other decrease was due primarily to decreases in marketing of $7.9 million at Ask Media Group, driven by a shift in revenue resulting in the payment of traffic acquisition costs, and $2.5 million at IAC Films, and the sale of Electus, partially offset by an increase in compensation expense of $0.7 million at Bluecrew.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Selling and marketing expense in 2019 increased from 2018 due to increases of $150.8 million from ANGI, $20.1 million from Vimeo and $10.3 million from MTCH, partially offset by decreases of $59.1 million from Emerging & Other and $25.0 million from Applications.

•
The ANGI increase was due primarily to increases in advertising expense of $108.9 million and compensation expense of $17.1 million as well as $23.8 million of expense from the inclusion of Handy and Fixd Repair. The increase in advertising expense was due primarily to increased online marketing and television spend. The efficiency of online marketing spend was negatively impacted by traffic sourced through Google as described above in the three-month discussion. Compensation expense increased due primarily to growth in the sales force

•
The Vimeo increase was due primarily to increases in marketing of $14.2 million and compensation expense of $6.3 million due primarily to the factors described above in the three-month discussion. The increase in marketing was further impacted by a brand campaign in the first half of 2019.

•	The MTCH increase was due primarily to increases in spending for various marketing campaigns at Tinder, Hinge and Pairs.

•
The Emerging & Other decrease was due primarily to decreases in marketing of $42.7 million at Ask Media Group and $5.1 million at IAC Films, the sales of Electus, CityGrid and Dictionary.com, and the transfer of Daily Burn to Mosaic Group, partially offset by increases in compensation expense of $2.2 million at Bluecrew and marketing of $1.8 million at College Humor Media.

•
The Applications decrease was due primarily to lower online marketing of $49.5 million at Desktop as we mitigate the negative impact on revenue from Google's Chrome Web Store policy changes as well as recent changes to policies under the Services Agreement, partially offset by higher online marketing of $23.0 million at Mosaic Group due primarily to increases at iTranslate and Daily Burn, and expense from the inclusion of TelTech.

General and administrative expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
General and administrative expense	$207,880	$16,977	9%	$190,903	$647,010	$83,560	15%	$563,450
As a percentage of revenue	17%			17%	18%			18%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
General and administrative expense in 2019 increased from 2018 due to increases of $22.6 million from MTCH, $3.6 million from Corporate and $3.2 million from Vimeo, partially offset by a decrease of $13.2 million from Applications.

•
The MTCH increase was due primarily to increases of $14.8 million in legal fees, $2.7 million in non-income taxes, primarily related to the recently enacted French digital services tax, which is retroactive to the beginning of 2019, and $1.8 million in compensation expense related to an increase in stock-based compensation expense. The increase in stock-based compensation expense is primarily due to the issuance of new equity awards since the prior year period.

•
The Corporate increase was due primarily to an increase in stock-based compensation expense due primarily to the issuance of new equity awards since the prior year period and higher professional fees, including $1.0 million in costs related to the Separation.

•	The Vimeo increase was due primarily to an increase of $1.2 million in compensation expense due primarily to higher headcount and expense from the inclusion of Magisto.

•
The Applications decrease was due primarily to income of $16.1 million in acquisition-related contingent consideration fair value adjustments, partially offset by an increase of $2.5 million in compensation due primarily to recent acquisitions.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
General and administrative expense in 2019 increased from 2018 due to increases of $54.3 million from MTCH, $17.7 million from Corporate and $16.7 million from ANGI, partially offset by a decrease of $9.9 million from Emerging & Other.

•
The MTCH increase was due primarily to increases of $27.3 million in legal fees, $12.8 million in compensation expense, including an increase in stock-based compensation expense and headcount, and $4.3 million in non-income taxes. The increase in stock-based compensation expense was due to the factor described above in the three-month discussion and the impact from a modification charge in the second quarter of 2019.

•
The Corporate increase was due primarily to an increase in stock-based compensation expense and higher professional fees, including $1.0 million in costs related to the Separation. The increase in stock-based compensation expense was due primarily to the factor described above in the three-month discussion and from modification charges in the second quarter of 2019, partially offset by a net decrease in a mark-to-market adjustment.

•
The ANGI increase was due primarily to $22.7 million of expense from the inclusion of Handy and Fixd Repair, including $6.8 million of stock-based compensation expense related to awards issued in connection with these acquisitions, an increase of $14.4 million in bad debt expense due to higher Marketplace Revenue, and increases of $2.4 million in software license and maintenance costs and $1.6 million in facilities costs, partially offset by a decrease of $24.3 million in compensation expense and the inclusion in 2018 of $3.6 million in integration-related costs in connection with the Combination. The decrease in compensation expense was due primarily to a decrease of $30.0 million in stock-based compensation expense reflecting a decrease of $24.4 million in expense due to the modification and acceleration charges related to the Combination ($20.9 million in 2019 compared to $45.3 million in 2018) and the reversal of $7.3 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest, partially offset by the issuance of new equity awards since 2018.

•
The Emerging & Other decrease was due primarily to sales of Electus and Dictionary.com in 2018 and the transfer of Daily Burn to Mosaic Group, partially offset by an increase in compensation expense of $2.7 million from Bluecrew. General and administrative expense was further impacted by the inclusion in 2018 of a $4.8 million favorable legal settlement.

Product development expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Product development expense	$86,600	$8,860	11%	$77,740	$253,914	$23,792	10%	$230,122
As a percentage of revenue	7%			7%	7%			7%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
Product development expense in 2019 increased from 2018 due to increases of $2.6 million from both Vimeo and MTCH, $2.4 million from Dotdash and $0.9 million from Applications.

•	The Vimeo increase was due primarily to an increase of $2.3 million in compensation expense due primarily to higher headcount and expense from the inclusion of Magisto.

•
The MTCH increase was due primarily to an increase of $2.0 million in compensation expense, including an increase of $1.5 million in stock-based compensation expense, due primarily to new equity awards associated with higher headcount at Tinder.

•
The Dotdash increase was due primarily to an increase of $2.4 million in compensation expense due primarily to higher headcount and an increase in expense for contractors engaged in content development.

•	The Applications increase was due primarily to expense from the inclusion of TelTech.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Product development expense in 2019 increased from 2018 due to increases of $15.0 million from MTCH, $5.2 million from Dotdash and $4.0 million from Vimeo.

•
The MTCH increase was due primarily to an increase of $13.4 million in compensation expense, including an increase of $8.4 million in stock-based compensation expense due primarily to expense related to the vesting of certain awards for which the market condition was met in the first quarter of 2019, and higher headcount at Tinder.

•
The Dotdash increase was due primarily to an increase of $4.6 million in compensation expense due primarily to higher headcount and an increase in expense for contractors engaged in content development.

•	The Vimeo increase was due primarily to an increase of $3.1 million in compensation expense due primarily to higher headcount and expense from the inclusion of Magisto.
Depreciation

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Depreciation	$23,090	$4,165	22%	$18,925	$63,152	$6,165	11%	$56,987
As a percentage of revenue	2%			2%	2%			2%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
Depreciation in 2019 increased from 2018 due primarily to increased capital expenditures at ANGI, partially offset by certain fixed assets becoming fully depreciated.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Depreciation in 2019 increased from 2018 due primarily to the factors described above in the three-month discussion.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$176,604	$36,709	26%	$139,895	$468,330	$66,037	16%	$402,293
ANGI Homeservices	24,726	(8,789)	(26)%	33,515	32,488	(13,533)	(29)%	46,021
Vimeo	(11,155)	(4,994)	(81)%	(6,161)	(40,555)	(15,053)	(59)%	(25,502)
Dotdash	3,695	1,279	53%	2,416	13,752	6,806	98%	6,946
Applications	39,099	6,058	18%	33,041	85,422	(6,157)	(7)%	91,579
Emerging & Other	(1,821)	(12,714)	NM	10,893	(6,130)	(29,595)	NM	23,465
Corporate	(45,296)	(4,529)	(11)%	(40,767)	(133,272)	(19,689)	(17)%	(113,583)
Total	$185,852	$13,020	8%	$172,832	$420,035	$(11,184)	(3)%	$431,219

As a percentage of revenue	15%			16%	12%			14%
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

Operating income in 2019 increased from 2018, despite a decrease in Adjusted EBITDA of $1.3 million, described below, due primarily to a change of $16.2 million in acquisition-related contingent consideration fair value adjustments (income of $16.1 million in 2019 compared to expense of $0.1 million in 2018) and a decrease of $5.3 million in stock-based compensation expense, partially offset by increases of $4.2 million in depreciation and $3.0 million in amortization of intangibles. The decrease in stock-based compensation expense was due primarily to a decrease of $8.6 million in modification and acceleration charges related to the Combination ($7.5 million in 2019 compared to $16.0 million in 2018) and the reversal of $7.6 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest, partially offset by the issuance of new equity awards since 2018, including those issued in connection with recent acquisitions.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Operating income in 2019 decreased from 2018 due to a decrease in Adjusted EBITDA of $5.1 million, described below, increases of $7.9 million in stock-based compensation expense, $6.2 million in depreciation and $5.3 million in amortization of intangibles, partially offset by a change of $13.3 million in acquisition-related contingent consideration fair value adjustments (income of $13.0 million in 2019 compared to expense of $0.3 million in 2018). The increase in stock-based compensation expense was due primarily to expense of $9.4 million related to the vesting of certain awards for which the market condition was met in the first quarter of 2019, the issuance of new equity awards since 2018, including those issued in connection with recent acquisitions, and modification charges at MTCH and Corporate, partially offset by a decrease of $26.6 million in modification and acceleration charges related to the Combination ($25.2 million in 2019 compared to $51.9 million in 2018), the reversal of $7.6 million in cumulative expense related to certain performance-based awards in the current period that are no longer expected to vest and a net decrease in a mark-to-market adjustment. The increase in amortization of intangibles was due primarily to recent acquisitions, partially offset by lower expense from the Combination.
At September 30, 2019, there was $308.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Match Group	$206,131	$41,092	25%	$165,039	$564,720	$86,379	18%	$478,341
ANGI Homeservices	58,923	(18,777)	(24)%	77,700	147,534	(33,785)	(19)%	181,319
Vimeo	(7,997)	(3,768)	(89)%	(4,229)	(33,661)	(14,017)	(71)%	(19,644)
Dotdash	7,026	3,955	129%	3,071	22,551	13,637	153%	8,914
Applications	25,433	(9,556)	(27)%	34,989	80,440	(16,705)	(17)%	97,145
Emerging & Other	(1,529)	(13,764)	NM	12,235	(5,141)	(33,874)	NM	28,733
Corporate	(21,945)	(467)	(2)%	(21,478)	(60,751)	(6,713)	(12)%	(54,038)
Total	$266,042	$(1,285)	—%	$267,327	$715,692	$(5,078)	(1)%	$720,770

As a percentage of revenue	21%			24%	20%			23%
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
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
MTCH Adjusted EBITDA increased 25% to $206.1 million due primarily to the increase of $97.6 million in revenue due to growth at Tinder and lower selling and marketing expense as a percentage of revenue, partially offset by higher in-app purchase fees as revenue continues to be increasingly sourced through mobile app stores and higher legal fees.

ANGI Adjusted EBITDA decreased 24% to $58.9 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, and investments in Fixd Repair and Handy, partially offset by the inclusion in 2018 of $1.3 million in transaction-related costs related to the acquisition of Handy and $1.0 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs).
Vimeo Adjusted EBITDA loss increased 89% to $8.0 million, despite higher revenue, due primarily to higher marketing, including expense from the inclusion of Magisto, as well as higher compensation expense due primarily to an increase in headcount, including its sales force.
Dotdash Adjusted EBITDA increased 129% to $7.0 million due primarily to higher revenue and lower operating expenses as a percentage of revenue.
Applications Adjusted EBITDA decreased 27% to $25.4 million due primarily to a decrease in revenue, partially offset by lower selling and marketing expense as a percentage of revenue.
Emerging & Other Adjusted EBITDA decreased to a loss of $1.5 million in 2019 from a profit of $12.2 million in 2018 due primarily to increased investments in College Humor Media and Bluecrew, reduced profits at Ask Media Group, reflecting an increase in traffic acquisition costs, partially offset by lower marketing, and the sales of Dictionary.com and CityGrid.
Corporate Adjusted EBITDA loss increased 2% to $21.9 million due primarily to higher professional fees, including $1.0 million in costs related to the Separation.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
MTCH Adjusted EBITDA increased 18% to $564.7 million due primarily to the factors described above in the three-month discussion.
ANGI Adjusted EBITDA decreased 19% to $147.5 million, despite higher revenue, due primarily to higher selling and marketing expense as a percentage of revenue, an increase of $14.4 million in bad debt expense due to higher Marketplace Revenue, and investments in Fixd Repair and Handy, partially offset by the inclusion in 2018 of $8.9 million in costs related to the Combination (including deferred revenue write-offs, severance, retention and integration-related costs).
Vimeo Adjusted EBITDA loss increased 71% to $33.7 million, despite higher revenue, due primarily to higher marketing related to a brand campaign in the first half of 2019, as well as higher compensation expense due primarily to an increase in headcount.
Dotdash Adjusted EBITDA increased 153% to $22.6 million due the factors described above in the three-month discussion.
Applications Adjusted EBITDA decreased 17% to $80.4 million due primarily to a decrease in revenue, partially offset by lower selling and marketing expense as a percentage of revenue.
Emerging & Other Adjusted EBITDA decreased to a loss of $5.1 million in 2019 from a profit of $28.7 million in 2018 due primarily to reduced profits at Ask Media Group, reflecting an increase in traffic acquisition costs, partially offset by lower marketing, increased investments in Bluecrew and College Humor Media, and the sales of Dictionary.com and CityGrid, partially offset by the transfer of Daily Burn to Mosaic Group, and the inclusion of losses in 2018 related to Electus.
Corporate Adjusted EBITDA loss increased 12% to $60.8 million due primarily to higher professional fees, including $1.0 million in costs related to the Separation.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Interest expense	$42,132	$14,522	53%	$27,610	$110,481	$29,010	36%	$81,471
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018
Interest expense in 2019 increased from 2018 due primarily to the increase in the average outstanding long-term debt balance compared to the prior year period.
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Interest expense in 2019 increased from 2018 due primarily to the increase in the average outstanding long-term debt balance and higher interest rates on variable rate debt compared to the prior year period.
Other income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Other income, net	$1,229	$(6,884)	(85)%	$8,113	$47,852	$(126,783)	(73)%	$174,635
For the three months ended September 30, 2019 and 2018
Other income, net in 2019 includes: $15.9 million of interest income; an unrealized reduction of $8.7 million in the estimated fair value of a warrant; and a $4.6 million unrealized loss related to our investment in Pinterest, which is carried at fair value following its initial public offering in April 2019.
Other income, net in 2018 includes: interest income of $8.1 million; and $0.8 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the GBP during the three months ended September 30, 2018.
For the nine months ended September 30, 2019 and 2018
Other income, net in 2019 includes: $42.8 million of interest income; a $25.3 million unrealized gain related to our investment in Pinterest; an unrealized reduction of $8.7 million in the estimated fair value of a warrant; a realized loss of $8.2 million related to the sale of Vimeo's hardware business in the first quarter of 2019; and a $1.3 million mark-to-market charge pertaining to a subsidiary denominated equity instrument.
Other income, net in 2018 includes: a $26.8 million realized gain on the sale of certain Pinterest shares held by the Company and a $128.8 million unrealized gain to adjust our remaining interest in Pinterest to fair value in accordance with
ASU No. 2016-01, which was adopted effective January 1, 2018; $20.2 million of interest income; and $2.9 million in net foreign currency exchange gains due primarily to the strengthening of the U.S. dollar relative to the GBP during the nine months ended September 30, 2018.
Income tax benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Income tax benefit	$14,823	$(3,419)	(19)%	$18,242	$62,142	$46,255	291%	$15,887
Effective income tax rate	NM			NM	NM			NM

For further details of income tax matters, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2019 and 2018
The income tax benefit in 2019, despite pre-tax income, was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards and research credits.
The income tax benefit in 2018, despite pre-tax income, was due primarily to excess tax benefits generated by the exercise and vesting of stock-based awards, a reduction in the Transition Tax described below, and research credits.
The Tax Cuts and Jobs Act subjected to U.S. taxation certain previously deferred earnings of foreign subsidiaries as of December 31, 2017 (“Transition Tax”). In the third quarter of 2018, the Company finalized this calculation, which resulted in a $9.2 million reduction in the Transition Tax. The net reduction in the Transition Tax was due primarily to the utilization of additional foreign tax credits and a reduction in state taxes, partially offset by additional taxable earnings and profits of our foreign subsidiaries based on Internal Revenue Service guidance.
For the nine months ended September 30, 2019 and 2018
The income tax benefits in 2019 and 2018 were due primarily to the factors described above in the three-month discussion.
Net earnings attributable to noncontrolling interests
Noncontrolling interests represent the noncontrolling holders’ percentage share of earnings or losses from the subsidiaries in which the Company holds a majority, but less than 100%, ownership interest and the results of which are included in our consolidated financial statements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	$ Change	% Change	2018	2019	$ Change	% Change	2018
	(Dollars in thousands)
Net earnings attributable to noncontrolling interests	$31,228	$5,425	21%	$25,803	$88,842	$(16,219)	(15)%	$105,061
For the three months ended September 30, 2019 and 2018

Net earnings attributable to noncontrolling interests in 2019 primarily represents the publicly-held interest in MTCH and ANGI's earnings, partially offset by the net loss attributable to the noncontrolling interests in the subsidiary that holds the Company's investment in Pinterest.
Net earnings attributable to noncontrolling interests in 2018 primarily represents the publicly-held interest in MTCH and ANGI's earnings.
For the nine months ended September 30, 2019 and 2018
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
The following table reconciles net earnings attributable to IAC shareholders to operating income to consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net earnings attributable to IAC shareholders	$128,544	$145,774	$330,706	$435,209
Add back:
Net earnings attributable to noncontrolling interests	31,228	25,803	88,842	105,061
Income tax benefit	(14,823)	(18,242)	(62,142)	(15,887)
Other income, net	(1,229)	(8,113)	(47,852)	(174,635)
Interest expense	42,132	27,610	110,481	81,471
Operating income	185,852	172,832	420,035	431,219
Stock-based compensation expense	50,053	55,363	179,922	172,006
Depreciation	23,090	18,925	63,152	56,987
Amortization of intangibles	23,186	20,152	65,576	60,293
Acquisition-related contingent consideration fair value adjustments	(16,139)	55	(12,993)	265
Adjusted EBITDA	$266,042	$267,327	$715,692	$720,770
For a reconciliation of operating income (loss) to Adjusted EBITDA for the Company's reportable segments, see "Note 8—Segment Information" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
Non-Cash Expenses That Are Excluded From Adjusted EBITDA
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2019	December 31, 2018
	(In thousands)
MTCH, Cash and cash equivalents:
United States	$220,175	$83,851
All other countries	146,272	103,096
Total MTCH cash and cash equivalents	366,447	186,947

ANGI, Cash and cash equivalents and marketable securities:
United States	390,535	328,795
All other countries	12,379	8,189
Total cash and cash equivalents	402,914	336,984
Marketable securities (United States)	—	24,947
Total ANGI cash and cash equivalents and marketable securities	402,914	361,931

IAC, Cash and cash equivalents and marketable securities:
United States	2,077,372	1,558,636
All other countries	99,447	49,065
Total cash and cash equivalents	2,176,819	1,607,701
Marketable securities (United States)	157,174	98,718
Total IAC cash and cash equivalents and marketable securities	2,333,993	1,706,419

Total cash and cash equivalents and marketable securities	$3,103,354	$2,255,297

MTCH Debt:
MTCH Term Loan	$425,000	$425,000
MTCH Credit Facility	—	260,000
6.375% MTCH Senior Notes	400,000	400,000
5.00% MTCH Senior Notes	450,000	450,000
5.625% MTCH Senior Notes	350,000	—
Total MTCH long-term debt	1,625,000	1,535,000
Less: unamortized original issue discount	6,586	7,352
Less: unamortized debt issuance costs	15,786	11,737
Total MTCH debt, net	1,602,628	1,515,911

ANGI Debt:
ANGI Term Loan	250,938	261,250
Less: current portion of ANGI Term Loan	13,750	13,750
Less: unamortized debt issuance costs	1,942	2,529
Total ANGI debt, net	235,246	244,971

IAC Debt:
2022 Exchangeable Notes	517,500	517,500
2026 Exchangeable Notes	575,000	—
2030 Exchangeable Notes	575,000	—
4.75% Senior Notes	—	34,489
Total IAC long-term debt	1,667,500	551,989
Less: unamortized original issue discount	362,390	54,025
Less: unamortized debt issuance costs	31,102	13,298
Total IAC debt, net	1,274,008	484,666

Total long-term debt, net	$3,111,882	$2,245,548

IAC, MTCH and ANGI Long-term Debt
For a detailed description of IAC, MTCH and ANGI long-term debt, see "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, the Company's cash flows are as follows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by (used in)
Operating activities	$688,766	$671,700
Investing activities	(407,294)	(273,558)
Financing activities	535,530	(359,856)
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
2019
Adjustments to earnings consist primarily of $179.9 million of stock-based compensation expense, $65.6 million of amortization of intangibles, $63.2 million of depreciation, and $50.5 million of bad debt expense, partially offset by $85.0 million of deferred income taxes and $24.2 million of net unrealized gains on certain equity securities. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $133.5 million, partially offset by increases in deferred revenue of $55.0 million and accounts payable and other liabilities of $54.0 million. The increase in accounts receivable is primarily due to revenue growth at ANGI and MTCH as well as the timing of cash receipts at MTCH and Applications, including cash received in the fourth quarter of 2018 rather than in the first quarter of 2019. The increase in deferred revenue is due primarily to growth in subscription sales at MTCH, Vimeo, and Mosaic Group. The increase in accounts payable and other liabilities is primarily due to an increase in (i) accrued advertising and related payables at ANGI and MTCH, (ii) accrued interest primarily related to the MTCH Senior Notes due to the timing of interest payments and the Exchangeable Notes, which were issued in the second quarter of 2019, and (iii) accrued legal fees at MTCH.
Net cash used in investing activities includes cash used for investments and acquisitions of $450.4 million, principally related to the investment in Turo and acquisitions of Magisto and Fixd Repair, and capital expenditures of $103.6 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services, leasehold improvements at ANGI, and the payment of a deposit for an ownership interest in an aircraft at Corporate, partially offset by proceeds from maturities (net of purchases) of marketable debt securities of $123.8 million, and net proceeds from the sale of businesses and investments of $24.8 million, principally related to the December 31, 2018 sale of Felix.
Net cash provided by financing activities includes $1.2 billion in proceeds from the issuance of the 2026 and 2030 Exchangeable Notes, $350.0 million in proceeds from the 5.625% MTCH Senior Notes, $40.0 million in borrowings under the MTCH Credit Facility, and $10.2 million in proceeds from the exercise of IAC stock options, partially offset by $300.0 million to repay the outstanding borrowings under the MTCH Credit Facility, $167.2 million and $30.0 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $175.7 million for the repurchase of 2.5 million shares of MTCH common stock, on a settlement date basis, at an average price of $69.51 per share, $136.9 million used to pay the net premium on the exchangeable note hedge and warrant transactions, $88.3 million for withholding taxes paid on behalf of IAC employees for stock-based awards that were net settled, $35.0 million for repurchases of IAC debt, $34.0 million for the repurchase of 4.1 million shares of ANGI common stock, on a settlement date basis, at an average price of $8.23 per share, $27.8 million of debt issuance costs, $10.3 million in principal payments on ANGI debt, and $6.2 million for the purchase of noncontrolling interest.

2018
Adjustments to earnings primarily consist of $172.0 million of stock-based compensation expense, $60.3 million of amortization of intangibles, $57.0 million of depreciation and $35.5 million of bad debt expense, partially offset by $126.4 million of net unrealized gains on certain equity securities, $36.9 million of deferred income taxes and $27.2 million of gains from the sale of investments. The deferred income tax benefit primarily relates to the net operating loss created by the exercise and vesting of stock-based awards, partially offset by the deferred income tax provision on the net unrealized gains on certain equity securities. The decrease from changes in working capital primarily consists of an increase in accounts receivable of $78.7 million, an increase in other assets of $48.9 million, partially offset by increases in accounts payable and other liabilities of $57.9 million and deferred revenue of $52.2 million. The increase in accounts receivable is primarily due to revenue growth at ANGI, MTCH and Ask Media Group. The increase in other assets is primarily related to increases in prepaid hosting services and capitalized mobile app store fees at MTCH and increases in capitalized sales commissions and prepaid marketing at ANGI. The increase in accounts payable and other liabilities is primarily due to increases in (i) accrued compensation costs, (ii) payables and accruals at Ask Media Group due to growth in paid traffic primarily in international markets, (iii) accrued interest primarily related to the MTCH Senior Notes due to the timing of interest payments and (iv) accrued advertising driven by MTCH and ANGI. The increase in deferred revenue is due primarily to growth in subscription sales at MTCH and Vimeo.
Net cash used in investing activities includes purchases (net of maturities) of marketable debt securities of $201.9 million, capital expenditures of $60.1 million, primarily related to investments in the development of capitalized software at ANGI and MTCH to support their products and services and computer hardware, and cash used for investments and acquisitions of $49.8 million, partially offset by net proceeds from the sale of investments of $28.6 million and $10.4 million in net proceeds from the sale of Angie's List's campus located in Indianapolis.
Net cash used in financing activities includes $181.8 million and $27.2 million for withholding taxes paid on behalf of MTCH and ANGI employees, respectively, for stock-based awards that were net settled, $86.2 million for the repurchase of 2.0 million shares of MTCH common stock, on a settlement date basis, at an average price of $42.85 per share, $82.9 million for the repurchase of 0.5 million shares of IAC common stock, on a settlement date basis, at an average price of $152.23 per share, and $10.3 million in principal payments on ANGI debt, partially offset by $38.9 million in proceeds from the exercise of IAC stock options.
Liquidity and Capital Resources
The Company's principal sources of liquidity are its cash and cash equivalents and marketable securities, cash flows generated from operations and available borrowings under the IAC Credit Facility. IAC's consolidated cash and cash equivalents and marketable securities at September 30, 2019 were $3.1 billion, of which $402.9 million was held by ANGI and $366.4 million was held by MTCH. The Company generated $688.8 million of operating cash flows for the nine months ended September 30, 2019, of which $472.9 million was generated by MTCH and $182.1 million was generated by ANGI. Each of MTCH and ANGI is a separate and distinct legal entity with its own public shareholders and board of directors and has no obligation to provide the Company with funds. As a result, the Company cannot freely access the cash of MTCH and ANGI and their respective subsidiaries. In addition, certain agreements governing MTCH and ANGI indebtedness limit the payment of dividends or distributions and loans or advances to stockholders, including the Company, in the event a default has occurred or in the case of MTCH, its secured net leverage ratio (as defined in the MTCH Term Loan) exceeds 2.0 to 1.0 or its consolidated leverage ratio (as defined in certain MTCH indentures) exceeds 5.0 to 1.0, and in the case of ANGI, its consolidated net leverage ratio (as defined in the ANGI Term Loan) exceeds 4.5 to 1.0. There were no such limitations at September 30, 2019.
There were no outstanding borrowings under the IAC, MTCH and ANGI credit facilities at September 30, 2019.
The Company anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. The Company's 2019 capital expenditures are expected to be higher than 2018 capital expenditures of $85.6 million by approximately 65% to 70%, driven by higher capital expenditures at ANGI and MTCH related to the development of capitalized software to support their products and services and leasehold improvements, including the expansion of office space at Tinder, and higher capital expenditures at Corporate. During 2019, the Company will make payments totaling approximately $23.0 million to purchase a 50% ownership interest in an aircraft, of which $13.5 million was made in April of 2019. A balance of approximately $13.5 million is due upon delivery of the new aircraft, which is expected to occur in late 2020 or early 2021.
At September 30, 2019, IAC has 8.0 million shares remaining in its share repurchase authorization.

On August 30, 2019, the Board of Directors of MTCH authorized MTCH to repurchase an additional 10 million shares of its common stock; this authorization was in addition to the 1.3 million remaining under a previous authorization. During the nine months ended September 30, 2019, MTCH repurchased 2.7 million shares, on a trade date basis, of its common stock at an average price of $69.63 per share, or $186.5 million in aggregate. From October 1, 2019 through November 1, 2019, MTCH repurchased an additional 0.3 million shares at an average price of $73.64 per share, or $24.4 million in aggregate. MTCH has 9.9 million shares remaining in its share repurchase authorization.
On February 6, 2019, the Board of Directors of ANGI authorized ANGI to repurchase up to 15 million shares of its common stock. During the nine months ended September 30, 2019, ANGI repurchased 4.2 million shares, on a trade date basis, of its common stock at an average price of $8.22 per share, or $34.2 million in aggregate. From October 1, 2019 through November 1, 2019, ANGI repurchased an additional 1.1 million shares at an average price of $6.85 per share, or $7.4 million in aggregate. ANGI has 9.8 million shares remaining in its share repurchase authorization.
IAC, MTCH and ANGI may purchase shares over an indefinite period of time on the open market and in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.
The Company has granted stock settled stock appreciation rights denominated in the equity of certain non-publicly traded subsidiaries to employees and management of those subsidiaries. These equity awards are settled on a net basis, with the award holder entitled to receive a payment in IAC shares equal to the intrinsic value of the award at exercise less an amount equal to the required cash tax withholding payment which, for purposes of this paragraph is assumed at a 50% withholding rate. The number of IAC common shares that would be required to net settle these vested and unvested interests at current estimated fair values, other than for MTCH, ANGI and their subsidiaries, at November 1, 2019, is 0.1 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon exercise, would have been $15.7 million at November 1, 2019. The number of IAC common shares ultimately needed to settle these awards may vary significantly as a result of both movements in the Company's stock price and the determination of fair value of the relevant subsidiary that is different than the Company's estimate. The Company's RSUs are awards in the form of phantom shares or units denominated in a hypothetical equivalent number of shares of IAC common stock. These equity awards are settled on a net basis. The number of IAC common shares that would be required to net settle these awards at November 1, 2019 is 0.1 million shares. In addition, withholding taxes, which will be paid by the Company on behalf of the employees upon vest, would have been $12.8 million at November 1, 2019.
The Company currently settles all stock options on a net basis. Assuming all stock options outstanding on November 1, 2019, were net settled on that date, the Company would have issued 1.8 million common shares (of which 1.4 million is related to vested options and 0.4 million is related to unvested options) and would have remitted $404.2 million (of which $321.6 million is related to vested options and $82.5 million is related to unvested options) in cash for withholding taxes (in each case assuming a 50% withholding rate).
Certain equity awards issued prior to the MTCH initial public offering and the Combination to employees of MTCH and ANGI and denominated in the shares of those subsidiaries may be settled using IAC shares at the Company's election.
MTCH currently settles substantially all equity awards on a net basis. Assuming all MTCH equity awards outstanding on November 1, 2019 were net settled on that date, MTCH would have issued 7.9 million common shares (of which 1.9 million is related to vested shares and 5.9 million is related to unvested shares) and would have remitted $575.3 million (of which $141.9 million is related to vested shares and $433.5 million is related to unvested shares) in cash for withholding taxes (in each case assuming a 50% withholding rate). Certain MTCH stock options ("Tandem Awards") can be settled in MTCH or IAC common stock at the Company's election. Assuming all vested and unvested Tandem Awards outstanding on November 1, 2019 were exercised on that date and settled using IAC stock, 0.3 million IAC common shares would have been issued in settlement and MTCH would have issued 1.0 million shares, which is included in the amount above, to IAC as reimbursement.
ANGI currently settles all equity awards on a net basis. In connection with the Combination, previously issued stock appreciation rights related to the common stock of HomeAdvisor (US) were converted into ANGI stock appreciation rights that are settleable, at ANGI's option, on a net basis with ANGI remitting withholding taxes on behalf of the employee or on a gross basis with ANGI issuing a sufficient number of Class A shares to cover the withholding taxes. In addition, at IAC's option, these awards can be settled in either Class A shares of ANGI or shares of IAC common stock. If settled in IAC common stock, ANGI reimburses IAC in either cash or through the issuance of Class A shares to IAC. Assuming all of the stock appreciation rights outstanding on November 1, 2019 were net settled on that date using IAC stock, 0.2 million IAC common shares would have been issued in settlement, IAC would have been issued 6.2 million shares of ANGI Class A stock and ANGI would have remitted $43.7 million in cash for withholding taxes (assuming a 50% withholding rate). ANGI's cash withholding obligation on all other ANGI net settled awards, including stock options, RSUs and subsidiary denominated equity, outstanding on November 1, 2019 is $21.7 million (assuming a 50% withholding rate), which is the equivalent of 3.1 million shares.
As of September 30, 2019, IAC's economic and voting interest in MTCH is 80.8% and 97.5%, respectively, and in ANGI is 83.7% and 98.1%, respectively. As described above, certain MTCH and ANGI equity awards can be settled either in IAC common shares or the common shares of these subsidiaries at IAC's election. The Company currently expects to settle a sufficient number of awards in IAC shares to maintain an economic interest in both MTCH and ANGI of at least 80% and to otherwise take such other steps as necessary to maintain an economic interest in each of MTCH and ANGI of at least 80%.
The Company does not expect to be a full U.S. federal cash income taxpayer until 2022. The ultimate timing is dependent upon a number of factors, including the performance of the Company, other components of pre-tax income (including realized gains and losses), the amount and timing of tax deductions related to stock-based awards and the impacts of the Separation.
At September 30, 2019, all of the Company’s international cash can be repatriated without significant tax consequences.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Long-term debt(b)	$129,874	$271,099	$1,727,153	$2,190,656	$4,318,782
Operating leases(c)	44,765	79,896	57,243	232,989	414,893
Purchase obligations(d)	24,656	—	—	—	24,656
Total contractual obligations	$199,295	$350,995	$1,784,396	$2,423,645	$4,758,331
_______________________________________________________________________________

(a)
The Company has excluded $63.5 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 3—Income Taxes" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."

(b)
Represents contractual amounts due including interest on both fixed and variable rate instruments. Long-term debt at September 30, 2019 consists of $2.9 billion bearing interest at fixed rates and $675.9 million bearing interest at variable rates. The variable rate instruments consist of a $425.0 million MTCH Term Loan and a $250.9 million ANGI Term Loan. The MTCH Term Loan bears interest at LIBOR plus 2.50%, or 4.66%, at September 30, 2019. The ANGI Term Loan bears interest at LIBOR plus 1.50%, or 3.53% at September 30, 2019. The amount of interest ultimately paid on the MTCH and ANGI term loans may differ based on changes in interest rates. For additional information on long-term debt arrangements, see "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."

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
Other Commercial Commitments
At September 30, 2019, there have been no material changes to the Company's commercial commitments since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
Other than the items described above, the Company does not have any off-balance sheet arrangements as of September 30, 2019.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three and nine months ended September 30, 2019, the Company's exposure to market risk for changes in interest rates relating to long-term debt, including current maturities, has changed since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018, for:

•	the redemption, on August 23, 2019, of all of the Company's outstanding 4.75% Senior Notes of $34.5 million, which was prior to their maturity date of December 15, 2022;

•
IAC FinanceCo 2, Inc.’s issuance during the second quarter of 2019, of $575.0 million aggregate principal amount of its 0.875% Exchangeable Senior Notes due June 15, 2026 and IAC FinanceCo 3, Inc.’s issuance during the second quarter of 2019, of $575.0 million aggregate principal amount of its 2.00% Exchangeable Senior Notes due January 15, 2030 (together with the 2022 Exchangeable Notes the "Exchangeable Notes"); and

•
MTCH's issuance, on February 15, 2019, of $350 million aggregate principal amount of its 5.625% Senior Notes due February 15, 2029; a portion of the proceeds were used to repay outstanding borrowings under the MTCH Credit Facility.

The Company's outstanding debt is described in "Note 5—Long-term Debt" to the consolidated financial statements included in "Item 1—Consolidated Financial Statements."
Market Risk
The Company carries the Exchangeable Notes at face value less unamortized original issue discount on the consolidated balance sheet included in "Item 1—Consolidated Financial Statements." Since the Exchangeable Notes bear interest at fixed rates, the Company has no financial statement risk associated with changes in interest rates. However, the fair value of the Exchangeable Notes change when the market price of our common stock fluctuates or interest rates change.
Interest Rate Risk
At September 30, 2019, the Company's outstanding debt was $3.5 billion, of which $2.9 billion bears interest at fixed rates. If market rates decline, the Company runs the risk that the related required payments on the fixed rate debt will exceed those based on market rates. A 100-basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by $130.4 million. Such potential increase or decrease in fair value is based on certain simplifying assumptions, including a constant level and rate of fixed-rate debt for all maturities and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period. The $425.0 million MTCH Term Loan and the $250.9 million outstanding balance on the ANGI Term Loan bear interest at variable rates. The MTCH Term Loan bears interest at LIBOR plus 2.50%. As of September 30, 2019, the rate in effect was 4.66%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the MTCH Term Loan would increase or decrease by $4.3 million. The ANGI Term Loan bears interest at LIBOR plus 1.50%. As of September 30, 2019, the rate in effect was approximately 3.53%. If LIBOR were to increase or decrease by 100 basis points, then the annual interest expense on the ANGI Term Loan would increase or decrease by $2.5 million.

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
Consumer Class Action Challenging Tinder’s Age‑Tiered Pricing
This putative state-wide class action filed against Tinder and pending in state court in California is described in detail on pages 28-29 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, page 57 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 and page 74 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019. See Allan Candelore v. Tinder, Inc., No. BC583162 (Superior Court of California, County of Los Angeles). The lawsuit principally alleges that Tinder violated California’s Unruh Civil Rights Act (the “Unruh Act”) by offering and charging users age 30 and over a higher price than younger users for subscriptions to its premium Tinder Plus service and seeks damages in an unspecified amount. There have been no material or otherwise noteworthy developments in this case since the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019. IAC and Match Group believe that the allegations in this lawsuit are without merit and will continue to defend vigorously against them.
Tinder Optionholder Litigation against IAC and Match Group
On August 14, 2018, ten then-current and former employees of Match Group, LLC or Tinder, Inc. ("Tinder"), an operating business of Match Group, filed a lawsuit in New York state court against IAC and Match Group. See Sean Rad et al. v. IAC/InterActiveCorp and Match Group, Inc., No. 654038/2018 (Supreme Court, New York County). The complaint alleges that in 2017, the defendants: (i) wrongfully interfered with a contractually established process for the independent valuation of Tinder by certain investment banks, resulting in a substantial undervaluation of Tinder and a consequent underpayment to the plaintiffs upon exercise of their Tinder stock options, and (ii) then wrongfully merged Tinder into Match Group, thereby depriving certain of the plaintiffs of their contractual right to later valuations of Tinder on a stand‑alone basis. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, interference with contractual relations (as against Match Group only), and interference with prospective economic advantage, and seeks compensatory damages in the amount of at least $2 billion, as well as punitive damages. On August 31, 2018, four plaintiffs who were still employed by Match Group filed a notice of discontinuance of their claims without prejudice, leaving the six former employees as the remaining plaintiffs.
On October 9, 2018, the defendants filed a motion to dismiss the complaint on various grounds, including that the 2017 valuation of Tinder by the investment banks was an expert determination any challenge to which is both time‑barred under applicable law and available only on narrow substantive grounds that the plaintiffs have not pleaded in their complaint; the plaintiffs opposed the motion. On June 13, 2019, the court issued a decision and order: (i) granting the motion to dismiss the claims for breach of the implied covenant of good faith and fair dealing and for unjust enrichment, (ii) granting the motion to dismiss the merger-related claim for breach of contract as to two of the remaining six plaintiffs, and (iii) otherwise denying the motion to dismiss. On June 21, 2019, the defendants filed a notice of appeal from the court’s partial denial of their motion to dismiss, and the parties thereafter briefed the appeal. On October 29, 2019, the Appellate Division, First Department, issued an order affirming the lower court’s decision.
On June 3, 2019, the defendants filed a second motion to dismiss or for other relief based upon certain provisions of the plaintiffs’ agreement with a litigation funding firm; the plaintiffs have opposed the motion, which remains pending. On July 15, 2019, the defendants filed an answer denying the material allegations of the complaint, as well as counterclaims against Sean Rad for breach of contract and unjust enrichment based upon his alleged misappropriation of confidential company information. On September 13, 2019, the defendants filed an amended answer and counterclaims, adding claims based on Rad's alleged unauthorized recording of conversations with company employees. Document discovery in the case is nearing completion; deposition discovery is in abeyance pursuant to the court’s suggestion that the parties pursue mediation of their dispute. IAC and Match Group believe that the allegations against IAC and Match Group in this lawsuit are without merit and will continue to defend vigorously against it.
FTC Investigation of Certain Match.com Business Practices
In March 2017, the Federal Trade Commission (“FTC”) requested information and documents in connection with a civil investigation regarding certain business practices of Match.com. The FTC raised potential claims relating to Match.com’s marketing, chargeback, and online cancellation practices. In November 2018, the FTC proposed to resolve its potential claims via a consent judgment requiring certain changes in those practices, as well as a $60 million payment.  Ensuing discussions between Match Group and the FTC ended without resolution.
On August 7, 2019, the FTC voted to assert claims against Match Group and referred the matter to the U.S. Department of Justice (“DOJ”). The DOJ subsequently declined to pursue a civil case against Match Group and referred the matter back to the FTC.
On September 25, 2019, the FTC filed a lawsuit in the Northern District of Texas against Match Group. See FTC v. Match Group, Inc., No. 3:19:cv-02281-K (N.D. Tex.). The complaint alleges that, prior to mid-2018, for marketing purposes Match.com told non-paying users that other users were trying to communicate with them, even though Match.com had identified those subscriber accounts as potentially fraudulent, thereby inducing non-paying users to subscribe and exposing them to the risk of fraud should they subscribe. The complaint also challenges the adequacy of Match.com’s disclosure of its six-month guarantee, the efficacy of its cancellation process, and its handling of chargeback disputes. The complaint seeks among other things permanent injunctive relief, civil penalties, restitution, disgorgement, and costs of suit. On October 17, 2019, Match Group filed a motion to dismiss the complaint. The FTC filed its opposition to the motion to dismiss on November 5, 2019. Match Group's reply is due November 19, 2019.
On September 26, 2019, Match Group received a grand-jury subpoena from the DOJ for documents relating to certain of the marketing-related claims in the FTC’s complaint.
IAC and Match Group believe that the FTC’s claims regarding Match.com’s practices, policies and procedures are without merit and will defend vigorously against them. Match Group intends to cooperate with the DOJ in responding to its subpoena.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: IAC's future financial performance, IAC's business prospects and strategy, including the possibility of separating Match Group from IAC, IAC’s intentions with respect to its investment in ANGI Homeservices, anticipated trends and prospects in the industries in which IAC's businesses operate and other similar matters. These forward-looking statements are based on IAC management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.
Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: the risks inherent in separating Match Group from IAC (including uncertainties related to, among other things, whether any agreement will be reached to proceed with a transaction, whether IAC will determine to proceed with any such transaction if an agreement can be reached, the final terms and conditions of any such transaction if such an agreement is reached, the costs and expected benefits of the proposed transaction, the expected timing of the transaction, whether any conditions to the transaction can be satisfied, the expected tax treatment of the transaction, and the impact of the transaction on the businesses of IAC and Match Group), any change in our intention with respect to our investment in ANGI Homeservices, our continued ability to successfully market, distribute and monetize our products and services through search engines, social media platforms and digital app stores, the failure or delay of the markets and industries in which our businesses operate to migrate online, our ability to build, maintain and/or enhance our various brands, our ability to develop and monetize versions of our products and services for mobile and other digital devices, adverse economic events or trends, either generally and/or in any of the markets in which our businesses operate, our continued ability to communicate with users and consumers via e-mail (or sufficient means), our ability to successfully offset increasing digital app store fees, our ability to establish and maintain relationships with quality service professionals, changes in our relationship with (or policies implemented by) Google, foreign exchange currency rate fluctuations, our ability to protect our systems from cyberattacks and to protect personal and confidential user information, the occurrence of data security breaches, fraud and/or additional regulation involving or impacting credit card payments, the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with whom we do business), changes in key personnel, our ability to service our outstanding indebtedness and interest rate risk, dilution with respect to our investments in Match Group and ANGI Homeservices, operational and financial risks relating to acquisitions and our continued ability to identify suitable acquisition candidates, our ability to expand successfully into international markets, regulatory changes, our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties and the determination of whether to proceed with the distribution transactions referenced above and risks related thereto. Certain of these and other risks and uncertainties are discussed in IAC's filings with the SEC, including in Part I-Item 1A-Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other unknown or unpredictable factors that could also adversely affect IAC's business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of IAC management as of the date of this quarterly report. IAC does not undertake to update these forward-looking statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The Company did not issue or sell any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2019.

Issuer Purchases of Equity Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2019. As of that date, 8,036,226 shares of IAC common stock remained available for repurchase under the Company's previously announced May 2016 repurchase authorization. IAC may repurchase shares pursuant to this repurchase authorization over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors IAC management deems relevant at any particular time, including, without limitation, market conditions, share price and future outlook.

Item 5.    Other Information
On August 7, 2019, IAC announced its intention to explore the possibility of a distribution of its interests in either or both of Match Group and ANGI Homeservices to its shareholders. On October 11, 2019, IAC disclosed that it had made a proposal to a special committee of the Board of Directors of Match Group with respect to a potential transaction involving its interest in Match Group (the “Match Group Proposal”). A description of the Match Group Proposal is set forth under the caption “Item 4. Purpose of the Transaction” of Amendments No. 13 and 14 (filed on October 11, 2019 and November 7, 2019, respectively) to the Schedule 13D relating to IAC’s interest in Match Group and is incorporated herein by reference. There can be no assurance that any transaction will occur or that if a transaction does occur, as to the timing and terms of any such transaction.

On October 11, 2019, IAC also disclosed that it does not currently intend to pursue a separation transaction with respect to its interest in ANGI Homeservices during the negotiation or execution of the potential Match Group transaction. However, IAC is evaluating its equity stake in ANGI Homeservices on an ongoing basis and may or may not pursue a transaction involving ANGI Homeservices in the future.

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

Dated:	November 7, 2019
IAC/INTERACTIVECORP

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Executive Vice President and Chief Financial Officer	November 7, 2019
Glenn H. Schiffman